Form 10-Q
period 2012-06-30
Tronox Ltd
filed 2012-08-10
CIK 1530804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-35573

TRONOX LIMITED

(ACN 153 348 111)

(Exact Name of Registrant as Specified in its Charter)

Western Australia, Australia	98-1026700
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

One Stamford Plaza

263 Tresser Boulevard, Suite 1100

Stamford, Connecticut 06901

(Address of principal executive offices)

Registrant’s telephone number, including area code: (203) 705-3800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2012, there were 125,493,285 shares of the Registrant’s Class A ordinary shares and Class B ordinary shares outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Page
Condensed Consolidated Balance Sheets as of June 30, 2012 (Successor) and December 31, 2011 (Successor)	3
Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2012 and 2011 (Successor) and the Six Months Ended June 30, 2012 (Successor), Five Months Ended June 30, 2011 (Successor) and One Month Ended January 31, 2011 (Predecessor)	4
Condensed Consolidated Statements of Comprehensive Income for the Six Months Ended June 30, 2012 (Successor), Five Months Ended June 30, 2011 (Successor) and One Month Ended January 31, 2011 (Predecessor)	5
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 (Successor), Five Months Ended June 30, 2011 (Successor) and One Month Ended January 31, 2011 (Predecessor)	6
Condensed Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2012 (Successor), Five Months Ended June 30, 2011 (Successor) and One Month Ended January 31, 2011 (Predecessor)	7
Notes to Condensed Consolidated Financial Statements	8

*	On September 25, 2011, Tronox Incorporated entered into a definitive agreement (the “Transaction Agreement”) with Exxaro Resources Limited (“Exxaro”) and certain of its affiliated companies, to acquire 74% of its South African mineral sands operations, including its Namakwa and KwaZulu-Natal (“KZN”) Sands mines, separation facilities and slag furnaces, along with Exxaro’s 50% share of the Tiwest Joint Venture in Western Australia (together the “mineral sands business”) (the “Transaction”). In anticipation of the consummation of the Transaction, Tronox Incorporated formed an Australian subsidiary, Tronox Limited.

Pursuant to a Registration Statement on Form S-4 (File No. 333-178835) declared effective by the Securities and Exchange Commission (the “SEC”) on May 4, 2012 (the “Registration Statement”), Tronox Limited registered up to 16,445,827 Class A ordinary shares (“Class A Shares”) to be issued to stockholders in Tronox Incorporated in connection with the completion of the Transaction.

On June 15, 2012, the date of the Transaction, the existing business of Tronox Incorporated was combined with the mineral sands business under Tronox Limited. The Transaction was effectuated in two primary steps. In the first step, Tronox Incorporated became a subsidiary of Tronox Limited, with Tronox Incorporated stockholders receiving one Class A Share and $12.50 in cash for each share of Tronox Incorporated common stock. In the second step, Tronox Limited issued 9,950,856 Class B ordinary shares (“Class B Shares”) to Exxaro and one of its subsidiaries in consideration for the mineral sands business. Upon completion of the Transaction, former Tronox Incorporated stockholders held 15,413,083 Class A Shares and Exxaro held 9,950,856 Class B Shares, respectively, representing approximately 60.8% and 39.2%, respectively, of the voting interest in Tronox Limited. On August 6, 2012, Tronox Limited and Tronox Incorporated filed post-effective amendment No. 1 to the Registration Statement to deregister the Class A common stock and exchangeable shares in Tronox Incorporated which were not issued on the date of the Transaction.

These unaudited condensed consolidated financial statements reflect the historical results of operations and financial position of Tronox Incorporated and the mineral sands business for all periods after June 15, 2012. Prior to June 15, 2012, the date of the Transaction, the unaudited condensed consolidated financial statements included herein represent the financial statements of Tronox Incorporated.

TRONOX LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions of dollars, except share and per share data)

	Successor
	June 30, 2012	December 31, 2011
Current Assets
Cash and cash equivalents	$185.9	$154.0
Accounts receivable, net of allowance for doubtful accounts of $1.2 and $0.4	426.4	277.8
Inventories	1,124.0	311.2
Prepaid and other assets	39.1	21.7
Deferred income taxes	60.2	4.3

Total Current Assets	1,835.6	769.0
Noncurrent Assets
Property, Plant and Equipment, Net	1,545.2	504.3
Mineral Leaseholds, Net	1,356.6	38.4
Intangible Assets, Net	318.4	325.1
Long-Term Deferred Tax Assets	80.5	9.0
Other Long-Term Assets	45.8	11.6

Total Assets	$5,182.1	$1,657.4

Current Liabilities
Accounts payable:
Third party	$190.5	$126.9
Related party	1.1	74.8
Accrued liabilities	204.5	45.7
Short-term debt	24.1	—
Long-term debt due within one year	9.1	5.9
Income taxes payable	22.8	27.6
Deferred income taxes	30.3	—
Dividends payable	31.6	—

Total Current Liabilities	514.0	280.9

Noncurrent Liabilities
Long-term debt	711.6	421.4
Pension and postretirement healthcare benefits	126.2	142.7
Asset retirement obligations	94.4	29.2
Deferred income taxes	220.6	19.1
Other	16.3	11.8

Total Noncurrent Liabilities	1,169.1	624.2

Contingencies and Commitments (Note 14)
Stockholders’ Equity
Tronox Limited Class A ordinary shares, par value $0.01 — 77,141,250 shares issued and 76,559,650 shares outstanding at June 30, 2012(1)	0.8	—
Tronox Limited Class B ordinary shares, par value $0.01 — 49,754,280 shares issued and outstanding at June 30, 2012(1)	0.5	—
Tronox Incorporated common stock, par value $0.01 —100,000,000 shares authorized, 15,406,803 shares issued and 15,076,691 shares outstanding at December 31, 2011	—	0.1
Capital in excess of par value	1,763.2	579.2
Retained earnings	1,466.5	241.5
Accumulated other comprehensive loss	(33.9)	(57.0)
Tronox Incorporated treasury stock, at cost — 94,513 shares at December 31, 2011	—	(11.5)

Total Stockholders’ Equity	3,197.1	752.3
Noncontrolling interest	301.9	—

Total Equity	3,499.0	752.3

Total Liabilities and Stockholders’ Equity	$5,182.1	$1,657.4

(1)	On June 26, 2012, the Board of Directors of Tronox Limited approved a 5-to-1 stock split for holders of its Class A ordinary shares and Class B ordinary shares at the close of business on July 20, 2012, by issuance of four additional shares for each share of the same class by way of bonus issue. All references to number of shares and per share data in the Successor’s unaudited condensed consolidated financial statements have been adjusted to reflect the stock split, unless otherwise noted. See Note 19 for additional information regarding the Company’s stock split.

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Millions of dollars, except share and per share data)

	Successor				Predecessor
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Five Months Ended June 30, 2011	One Month Ended January 31, 2011
Net Sales	$428.9	$428.3	$862.5	$695.4	$107.6
Cost of goods sold	(306.1)	(309.9)	(582.4)	(539.7)	(82.3)

Gross Margin	122.8	118.4	280.1	155.7	25.3
Selling, general and administrative expenses	(102.3)	(37.9)	(146.6)	(57.4)	(5.4)
Provision for environmental remediation and restoration, net of reimbursements	—	4.3	—	4.3	—

Income from Operations	20.5	84.8	133.5	102.6	19.9
Interest and debt expense	(13.0)	(8.2)	(20.9)	(13.5)	(2.9)
Other income (expense)	(3.6)	(1.4)	(5.0)	(0.4)	1.6
Gain on bargain purchase	1,061.1	—	1,061.1	—	—
Reorganization income	—	—	—	—	613.6

Income from Continuing Operations before Income Taxes	1,065.0	75.2	1,168.7	88.7	632.2
Income tax benefit (provision)	106.9	(9.0)	89.5	(12.3)	(0.7)

Income from Continuing Operations	1,171.9	66.2	1,258.2	76.4	631.5
Income from discontinued operations, net of income tax benefit	—	—	—	—	(0.2)

Net Income	1,171.9	66.2	1,258.2	76.4	631.3
Income attributable to noncontrolling interest	0.5	—	0.5	—	—

Net Income attributable to Tronox Limited	$1,171.4	$66.2	$1,257.7	$76.4	$631.3

Income per Share, Basic and Diluted(1):
Basic —
Continuing operations	$13.80	$0.89	$15.65	$1.02	$15.29
Discontinued operations	—	—	—	—	(0.01)

Net income per share	$13.80	$0.89	$15.65	$1.02	$15.28

Diluted —
Continuing operations	$13.67	$0.85	$15.50	$0.98	$15.25
Discontinued operations	—	—	—	—	—

Net income per share	$13.67	$0.85	$15.50	$0.98	$15.25

Weighted Average Shares Outstanding (in thousands):
Basic	84,528	74,780	79,960	74,715	41,311
Diluted	85,286	78,010	80,757	77,945	41,399

(1)	On June 26, 2012, the Board of Directors of Tronox Limited approved a 5-to-1 stock split for holders of its Class A ordinary shares and Class B ordinary shares at the close of business on July 20, 2012, by issuance of four additional shares for each share of the same class by way of bonus issue. All references to number of shares and per share data in the Successor’s unaudited condensed consolidated financial statements have been adjusted to reflect the stock split, unless otherwise noted. See Note 19 for additional information regarding the Company’s stock split.

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED

CONDENSED CONSOLIDATED STATEMENTS COMPREHENSIVE INCOME

(Unaudited)

(Millions of dollars)

	Successor				Predecessor
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Five Months Ended June 30, 2011	One Month Ended January 31, 2011
Net Income:
Net Income	$1,171.9	$66.2	$1,258.2	$76.4	$631.3
Other Comprehensive Income:
Foreign currency translation adjustments	26.7	0.9	33.4	2.2	0.9
Retirement and postretirement plans:
Amortization of actuarial gains, net of taxes of nil, nil, nil, nil and nil	—	—	—	—	0.5
Amortization of prior service cost, net of taxes of nil, nil, nil, nil and nil	—	—	—	—	(1.1)

Other comprehensive income	26.7	0.9	33.4	2.2	0.3

Total comprehensive income	$1,198.6	$67.1	$1,291.6	$78.6	$631.6

Comprehensive income attributable to noncontrolling interest:
Net income	0.5	—	0.5	—	—
Foreign currency translation adjustments	10.3	—	10.3	—	—

Comprehensive income attributable to noncontrolling interest	10.8	—	10.8	—	—

Comprehensive income attributable to Tronox Limited	$1,187.8	$67.1	$1,280.8	$78.6	$631.6

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Millions of dollars)

	Successor		Predecessor
	Six Months Ended June 30, 2012	Five Months Ended June 30, 2011	One Month Ended January 31, 2011
Cash Flows from Operating Activities
Net income	$1,258.2	$76.4	$631.3
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion and amortization	52.9	34.2	4.1
Deferred income taxes	(108.5)	10.9	0.8
Amortization of debt issuance costs	6.4	0.3	0.3
Pension and postretirement healthcare benefit (income) expense, net	2.4	2.0	(0.4)
Stock compensation expense	27.2	5.8	—
Gain on bargain purchase, net of cash received	(1,175.9)	—	—
Other noncash items affecting net income	61.9	1.1	(0.2)
Reorganization items:
Noncash reorganization items	—	—	(636.6)
Environmental settlement funding	—	—	(270.0)
Claims paid with cash	—	(14.2)	(18.6)
Tort settlement funding	—	—	(16.5)
Professional and legal fees	—	—	(12.0)
Changes in assets and liabilities (net of effects of acquisition):
(Increase) decrease in accounts receivable	(8.7)	(41.0)	(10.2)
(Increase) decrease in inventories	(214.7)	33.2	(15.3)
(Increase) decrease in prepaids and other assets	(1.4)	5.6	35.4
Increase (decrease) in accounts payable and accrued liabilities	76.5	1.2	23.6
Increase (decrease) in taxes payable	0.7	(2.0)	0.2
Other, net	(23.5)	2.4	1.0

Cash used in operating activities	(46.5)	115.9	(283.1)

Cash Flows from Investing Activities:
Capital expenditures	(47.5)	(99.1)	(5.5)
Cash received in acquisition of minerals sands business	114.8	—	—

Cash used in investing activities	67.3	(99.1)	(5.5)

Cash Flows from Financing Activities
Reductions of debt	(554.3)	(2.4)	—
Proceeds from borrowings	777.1	14.0	25.0
Debt issuance costs and commitment fees	(20.1)	—	(2.4)
Merger consideration	(192.6)	—	—
Class A ordinary share repurchases	(2.0)	—	—
Proceeds from conversion of warrants	0.3	—	—
Proceeds from rights offering	—	—	185.0

Cash provided by financing activities	8.4	11.6	207.6

Effects of Exchange Rate Changes on Cash and Cash Equivalents	2.7	(2.3)	0.3

Net Increase (Decrease) in Cash and Cash Equivalents	31.9	26.1	(80.7)
Cash and Cash Equivalents at Beginning of Period	154.0	61.0	141.7

Cash and Cash Equivalents at End of Period	$185.9	$87.1	$61.0

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Millions of dollars)

	Tronox Limited Class A Ordinary Shares	Tronox Limited Class B Ordinary Shares	Tronox Incorporated Common Stock	Capital in Excess of par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Successor: Six Months Ended June 30, 2012
Balance at December 31, 2011	$—	$—	$0.1	$579.2	$241.5	$(57.0)	$(11.5)	$752.3	$—	$752.3
Fair value of noncontrolling interest on Transaction Date	—	—	—	—	—	—	—	—	291.1	291.1
Net income	—	—	—	—	1,257.7	—	—	1,257.7	0.5	1,258.2
Other comprehensive income	—	—	—	—	—	23.1	—	23.1	10.3	33.4
Merger consideration paid	—	—	—	(192.6)	—	—	—	(192.6)	—	(192.6)
Issuance of Tronox Limited shares	0.1	0.1	—	1,370.0	—	—	—	1,370.2	—	1,370.2
Tronox Limited stock-based compensation	—	—	—	0.3	—	—	—	0.3	—	0.3
Issuance of Tronox Limited shares in stock-split	0.7	0.4	—	—	(1.1)	—	—	—	—	—
Class A and Class B share dividend declared	—	—	—	—	(31.6)	—	—	(31.6)	—	(31.6)
Tronox Limited Class A shares repurchased	—	—	—	(2.0)	—	—	—	(2.0)	—	(2.0)
Tronox Incorporated warrants exercised	—	—	—	0.6	—	—	—	0.6	—	0.6
Tronox Incorporated stock-based compensation	—	—	—	27.0	—	—	(7.8)	19.2	—	19.2
Tronox Incorporated common stock vested/cancelled	—	—	(0.1)	(19.3)	—	—	19.3	(0.1)	—	(0.1)

Balance at June 30, 2012	$0.8	$0.5	$—	$1,763.2	$1,466.5	$(33.9)	$—	$3,197.1	$301.9	$3,499.0

(1)	On June 26, 2012, the Board of Directors of Tronox Limited approved a 5-to-1 stock split for holders of its Class A ordinary shares and Class B ordinary shares at the close of business on July 20, 2012, by issuance of four additional shares for each share of the same class by way of bonus issue. All references to number of shares and per share data in the Successor’s unaudited condensed consolidated financial statements have been adjusted to reflect the stock split, unless otherwise noted. See Note 19 for additional information regarding the Company’s stock split.

	Tronox Incorporated Common Stock	Tronox Class A Common Stock	Tronox Class B Common Stock	Capital in Excess of par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Predecessor: One Month Ended January 31, 2011
Balance at December 31, 2010	$—	$0.2	$0.2	$496.2	$(1,128.2)	$8.8	$(7.2)	$(630.0)
Net income	—	—	—	—	631.3	—	—	631.3
Other comprehensive income	—	—	—	—	—	0.3	—	0.3
Stock-based compensation	—	—	—	0.1	—	—	—	0.1
Fresh-start reporting adjustments:
Elimination of predecessor common stock, capital in excess of par value, and accumulated deficit	—	(0.2)	(0.2)	(496.3)	496.9	(9.1)	7.2	(1.7)
Issuance of new common stock	0.1	—	—	564.1	—	—	—	564.2

Balance at January 31, 2011	$0.1	$—	$—	$564.1	$—	$—	$—	$564.2

Successor: Five Months ended
June 30, 2011
Balance at February 1, 2011	$0.1	$—	$—	$564.1	$—	$—	$—	$564.2
Net income	—	—	—	—	76.4	—	—	76.4
Other comprehensive income	—	—	—	—	—	2.2	—	2.2
Shares withheld for claims	—	—	—	—	—	—	(6.9)	(6.9)
Warrants exercised	—	—	—	0.8	—	—	—	0.8
Stock-based compensation	—	—	—	5.8	—	—	(1.9)	3.9

Balance at June 30, 2011	$0.1	$—	$—	$570.7	$76.4	$2.2	$(8.8)	$640.6

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Millions of dollars, except share and per share data or unless otherwise noted)

1. The Company

Tronox Limited, a public limited company registered under the laws of the State of Western Australia, Australia, and its subsidiaries (collectively referred to as “Tronox” or “the Company”) was formed on September 21, 2011 for the purpose of the Transaction (see below). Prior to the completion of the Transaction, the Company was wholly-owned by Tronox Incorporated, and had no operating assets or operations. On September 25, 2011, Tronox Incorporated, a Delaware corporation formed on May 17, 2005, in preparation for the contribution and transfer by Kerr-McGee Corporation (“Kerr-McGee” or “KM”) of certain entities, including those comprising substantially all of its chemical business (“Tronox Incorporated”), entered into a definitive agreement (as amended, the “Transaction Agreement”) with Exxaro Resources Limited (“Exxaro”) and certain of its affiliated companies, to acquire 74% of its South African mineral sands operations, including its Namakwa and KwaZulu-Natal (“KZN”) Sands mines, separation facilities and slag furnaces, along with its 50% share of the Tiwest Joint Venture in Western Australia (together the “mineral sands business”) (the “Transaction”). On June 15, 2012, the date of the Transaction (the “Transaction Date”), the existing business of Tronox Incorporated was combined with the mineral sands business.

Pursuant to a Registration Statement on Form S-4 (File No. 333-178835) declared effective by the Securities and Exchange Commission (the “SEC”) on May 4, 2012 (the “Registration Statement”), Tronox Limited registered up to 16,445,827 Class A ordinary shares (“Class A Shares”) to be issued to stockholders of Tronox Incorporated in connection with the completion of the Transaction. On the Transaction Date, Tronox Limited issued 15,413,083 Class A Shares to stockholders in Tronox Incorporated. In addition, on the Transaction Date, Tronox Limited issued 9,950,856 Class B ordinary shares (“Class B Shares”) to Exxaro and one of its subsidiaries in consideration for the mineral sands business. As part of the Transaction, Exxaro and its subsidiaries retained a 26.0% ownership interest in each of Exxaro Sands and Exxaro TSA Sands in order to comply with the ownership requirements of the Black Economic Empowerment (“BEE”) legislation in South Africa. Immediately following the Transaction, Tronox Incorporated stockholders and Exxaro held approximately 60.8% and 39.2%, respectively, of the outstanding voting securities of Tronox Limited. On June 26, 2012, the Board of Directors of Tronox Limited (the “Board”) approved a 5-to-1 stock split for holders of its Class A Shares and Class B Shares at the close of business on July 20, 2012, by issuance of four additional shares for each share of the same class by way of bonus issue. On August 6, 2012, Tronox Limited and Tronox Incorporated filed post-effective amendment No. 1 to the Registration Statement to deregister the Class A common stock and exchangeable shares in Tronox Incorporated which were not issued on the date of the Transaction.

Tronox Limited is a global leader in the production and marketing of titanium bearing mineral sands and titanium dioxide pigment (“TiO2”). The Company’s world-class, high performance TiO2 products are critical components of everyday applications such as coatings, plastics, paper and other applications. Our mineral sands business consists primarily of two product streams-titanium feedstock and zircon. Titanium feedstock is used primarily to manufacture TiO2. Zircon, a hard, glossy mineral, is used for the manufacture of ceramics, refractories, TV glass and a range of other industrial and chemical products. Tronox Limited has global operations in North America, Europe, South Africa and the Asia-Pacific region. The Company operates three TiO2 facilities at the following locations: Hamilton, Mississippi, Botlek, The Netherlands and Kwinana, Western Australia representing approximately 465,000 tonnes of annual TiO2 production capacity. Additionally, Tronox Limited operates three separate mining operations: KZN Sands located in South Africa, Namakwa Sands located in South Africa and Tiwest located in Western Australia, which have a combined production capacity of approximately 723,000 tonnes of titanium feedstock and approximately 265,000 tonnes of zircon.

2. Acquisition of the Mineral Sands Business

As discussed above, on September 25, 2011, Tronox Incorporated entered into the Transaction Agreement with Exxaro to acquire the mineral sands business.

On June 15, 2012, the existing business of Tronox Incorporated was combined with the mineral sands business under Tronox Limited. The Transaction was effectuated in two primary steps. In the first step, Tronox Incorporated became a subsidiary of Tronox Limited, with Tronox Incorporated stockholders receiving one Class A Share and $12.50 in cash (“Merger Consideration”) for each share of Tronox Incorporated common stock. In the second step, Tronox Limited issued 9,950,856 Class B Shares to Exxaro and one of its subsidiaries in consideration for the mineral sands business. Upon completion of the Transaction, former Tronox Incorporated stockholders held 15,413,083 Class A Shares and Exxaro held 9,950,856 Class B Shares, representing approximately 60.8% and 39.2%, respectively, of the voting interest in Tronox Limited. Exxaro retained an approximate 26% ownership interest in the South African operations that are part of the mineral sands business in order to comply with the BEE legislation of South Africa. The ownership interest in the South African operations may be exchanged for Class B Shares under certain circumstances.

Prior to the Transaction Date, Tronox Incorporated and Exxaro Australia Sands Pty Ltd., a subsidiary of Exxaro, operated the Tiwest Joint Venture, which operated a chloride process TiO2 plant located in Kwinana, Western Australia (the “Kwinana Facility”), a mining operation in Cooljarloo, Western Australia, and a mineral separation plant and a synthetic rutile processing facility, both in Chandala, Western Australia. As noted above, in the second step of the Transaction, the Company acquired the mineral sands business, which included Exxaro’s 50.0% interest in the Tiwest Joint Venture. As a result, as of the Transaction Date, the Company owns 100% of the Tiwest Joint Venture.

Purchase price and fair value of assets acquired and liabilities assumed

The Company accounted for the Transaction under Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), which requires recording assets and liabilities at fair value. Under the acquisition method of accounting, the total estimated purchase price was allocated to the tangible assets and separately identifiable intangible assets acquired and liabilities assumed based on their preliminary estimated fair values on the Transaction Date.

The valuations derived from estimated fair value assessments and assumptions used by management are preliminary. While management believes that its preliminary estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different values being assigned to individual assets acquired and liabilities assumed. The final valuations are pending appraisal valuations of certain tangible and intangible assets acquired, such as inventory, property, plant and equipment, deferred taxes and noncontrolling interest, which may result in adjustments to the preliminary amounts recorded and the gain on bargain purchase, which could be material. The preliminary valuation on the Transaction Date was as follows:

Consideration:
Number of Class B Shares(1)	9,950,856
Fair value of Class B Shares on the Transaction Date	$137.70

Fair value of equity issued	$1,370.1
Noncontrolling interest	291.1

$1,661.2

Fair Value of Assets Acquired and Liabilities Assumed:
Current Assets:
Cash	$114.8
Accounts receivable	199.0
Inventories	621.7
Prepaid and other assets	24.1

Total Current Assets	959.6
Property, plant and equipment, net, including mineral leaseholds of $1,366.0	2,319.2
Deferred tax asset	26.4
Other long-term assets	19.1

Total Assets	$3,324.3

Current Liabilities:
Accounts payable	36.4
Accrued liabilities	156.9
Short-term debt	76.0
Current deferred tax liability	28.3
Income taxes payable	2.1
Other current liabilities	8.5

Total Current Liabilities	308.2

Long-term debt	18.7
Deferred tax liability	211.5
Pension and postretirement healthcare benefits	5.4
Asset retirement obligations	57.1
Other	1.1

Total Liabilities	602.0
Net Assets	$2,722.3

Gain on Bargain Purchase	$1,061.1

(1)	The number of Class B Shares issued in connection with the Transaction has not been restated to affect for the 5-for-1 stock split as discussed in Note 19.

Because the total consideration transferred was less than the fair value of the net asset acquired, the excess of the value of the net assets acquired over the fair value of net assets acquired has been recorded as a bargain purchase gain of approximately $1,061.1 million for the three and six months ended June 30, 2012. The bargain purchase gain is included in “Gain on bargain purchase” on the unaudited Condensed Consolidated Statement of Operations. The bargain purchase gain is not taxable for income tax purposes. See Note 17 for a discussion of the tax impact of the transaction.

Mineral Sands Business Results of Operations

The following table includes the amount of net sales and earnings from the mineral sands business acquired included in the Company’s results since June 15, 2012. The results of the acquired mineral sands business are included in both the minerals segment and the pigment segment.

	Mineral	Pigment	Total
Net Sales	$30.5	$9.0	$39.5
Income from Operations	$4.4	$(1.1)	$3.3
Net Income			$(8.0)

Supplemental Pro forma financial information

The following unaudited pro forma information gives effect to the Transaction as if it had occurred on the first day of the first quarter of fiscal 2011 (January 1, 2011). The unaudited pro forma financial information reflects certain adjustments related to the acquisition, such as (1) converting the mineral sands business financial statements to accounting principles generally accepted in the United States (“U.S. GAAP”), (2) conforming the mineral sands business accounting policies to those applied by Tronox Incorporated, (3) to record certain incremental expenses resulting from purchase accounting adjustments, such as incremental depreciation expense in connection with fair value adjustments to property, plant and equipment, (4) to eliminate intercompany transactions between Tronox Incorporated and the mineral sands business, (5) to record the effect on interest expense related to borrowings in connection with the transaction and (6) to record the related tax effects. The unaudited pro forma financial information also includes the effect of certain non-recurring items as of the first day of the first quarter of fiscal 2011 (January 1, 2011) such as (1) the impact of transaction costs of approximately $84.6 million, (2) the impact of the June 2012 bargain purchase gain of $1,061.1 million and (3) the impact of reorganization income arising from Tronox Incorporation’s emergence from bankruptcy in the one month ended January 31, 2011 of approximately $613.6 million. The unaudited pro forma financial information is for illustrative purposes only and should not be relied upon as being indicative of the historical results that would have been obtained if the Transaction had actually occurred on that date, nor the results of operations in the future.

In accordance with ASC 805, the supplemental pro forma results of operations for the three and six months ended June 30, 2012 and 2011, as if the mineral sands business had been acquired on January 1, 2011, are as follows:

	Successor		Successor
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Net Sales	$676.1	$600.7	$1,265.0	$1,092.2
Income from Operations	$193.5	$111.8	$391.9	$67.3
Net Income	$192.4	$96.4	$345.0	$1,742.7
Net Income attributable to Tronox Limited	$175.0	$94.5	$316.7	$1,744.5
Basic Net Income attributable to Tronox Limited per share	$1.39	$0.75	$2.51	$13.85
Diluted Net Income attributable to Tronox Limited per share	$1.36	$0.73	$2.46	$13.54

3. Basis of Presentation

The unaudited condensed consolidated balance sheet as of June 30, 2012 relates to Tronox Limited. The unaudited condensed consolidated balance sheet as of December 31, 2011 relates to Tronox Incorporated. The unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2012 and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2012 reflect the consolidated operating results of Tronox Incorporated prior to June 15, 2012, and, from June 15, 2012 through June 30, 2012, reflect the consolidated operating results of Tronox Limited. The unaudited condensed consolidated statements of operations for the three and five months ended June 30, 2011 and one month ended January 31, 2011 and the unaudited condensed consolidated statements of cash flows for the five months ended June 30, 2011 and one month ended January 31, 2011 reflect the consolidated operating results of Tronox Incorporated.

As stated above, prior to the Transaction Date, Tronox Incorporated operated the Tiwest Joint Venture with Exxaro Australia Sands Pty Ltd. The Tiwest Joint Venture was a contractual relationship between Tronox Incorporated and Exxaro whereby each party held an undivided interest in each asset of the joint venture, and each party was proportionally liable for each of the joint venture’s liabilities. The Tiwest Joint Venture was not a separate legal entity and did not enter into any transactions. Transactions were entered into by the joint venture partners who had the right to sell their own product, collect their proportional share of the revenues and absorb their share of costs. As such, Tronox Incorporated did not account for the Tiwest Joint Venture under the equity method. Instead, Tronox Incorporated accounted for its share of the Tiwest Joint Venture’s assets that were jointly controlled and its share of liabilities for which it was jointly responsible on a proportionate gross basis in its unaudited Consolidated Balance Sheet. Additionally, Tronox Incorporated accounted for the revenues generated from its share of the products sold and its share of the expenses of the joint venture on a gross basis in its unaudited Condensed Consolidated Statements of Operations. As of the Transaction Date, the Company owns 100% of the Tiwest Joint Venture operations. As such, the unaudited condensed consolidated balance sheet as of June 30, 2012 includes 100% of the joint venture assets and liabilities, while the unaudited condensed consolidated balance sheet as of December 31, 2011 includes Tronox Incorporated’s 50% undivided interest in each asset and liability of the joint venture. Additionally, the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2012 reflect Tronox Incorporated’s revenues generated from its share of the products sold and its share of the expenses of the joint venture on a gross basis prior to June 15, 2012, and, from June 15, 2012 through June 30, 2012, reflect 100% of the revenues and expenses of the joint venture. The unaudited condensed consolidated statements of income for the three and five months ended June 30, 2011 and one month ended January 31, 2011 reflect Tronox Incorporated’s revenues generated from its share of the products sold and its share of the expenses of the joint venture on a gross basis.

The accompanying unaudited condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Registration Statement. The December 31, 2011 balance sheet was derived from audited financial statements, but does not include all of the disclosures required by U.S. GAAP for complete financial statements.

The Company’s unaudited condensed consolidated financial statements include the accounts of all majority-owned subsidiary companies. Investments in affiliated companies that are 20% to 50% owned are carried as a component of “Other Long-Term Assets” on the unaudited Condensed Consolidated Balance Sheets at cost adjusted for equity in undistributed earnings. Except for dividends and changes in ownership interest, changes in equity in undistributed earnings are included in “Other income (expense)” on the unaudited Condensed Consolidated Statements of Operations. All intercompany transactions have been eliminated.

In connection with the Transaction, Exxaro and its subsidiaries retained a 26.0% ownership interest in each of Exxaro Sands and Exxaro TSA Sands in order to comply with the ownership requirements of the BEE legislation in South Africa. The Company accounts for such ownership interest as “Noncontrolling interest” on the unaudited Condensed Consolidated Balance Sheets.

On January 26, 2011, material conditions to Tronox Incorporated’s plan of reorganization were resolved and it subsequently emerged from bankruptcy protection (see Note 5). In connection with its emergence from bankruptcy, Tronox Incorporated applied fresh-start accounting under ASC 852, Reorganizations (“ASC 852”) as of January 31, 2011. Tronox Incorporated evaluated the activity between January 26, 2011 and January 31, 2011 and, based upon the immateriality of such activity, concluded that the use of January 31, 2011 to reflect the fresh-start accounting adjustments was appropriate for financial reporting purposes. Accordingly, the financial information of Tronox Incorporated set forth in this report, unless otherwise expressly set forth or as the context otherwise indicates, reflects the consolidated results of operations and financial condition on a fresh-start basis for the period beginning February 1, 2011 (“Successor”), and on a historical basis for the period through January 31, 2011 (“Predecessor”). In applying fresh-start accounting on January 31, 2011, Tronox Incorporated recorded assets and liabilities at estimated fair value, except for deferred income taxes and certain liabilities associated with employee benefits, which were recorded in accordance with ASC 852 and ASC 740, Income Taxes (“ASC 740”), respectively. Additionally, Tronox Incorporated recorded gains relating to executing the Plan, gains related to revaluation of assets and “resetting” retained earnings and accumulated other comprehensive income to zero.

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. It is at least reasonably possible that the effect on the financial statements of a change in estimate within one year of the date of the financial statements due to one or more future confirming events could have a material effect on the financial statements. The consolidated results of operations for interim periods are not necessarily indicative of results for the entire year.

Certain prior period amounts have been reclassified to conform to the manner and presentation in the current period. Such reclassifications did not have an impact on the Company’s net income or consolidated results of operations.

Stock Split

On June 26, 2012, the Board approved a 5-to-1 stock split for holders of its Class A Shares and Class B Shares at the close of business on July 20, 2012, by issuance of four additional shares for each share of the same class, unless otherwise noted. All references to number of shares and per share data in the Successor’s condensed consolidated financial statements have been adjusted to reflect the stock split, unless otherwise noted. See Note 19 for additional information regarding the Company’s stock split.

4. Recent Accounting Pronouncements

On January 1, 2012, Tronox Incorporated adopted the required guidance under ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which changed the presentation requirements of comprehensive income by increasing the prominence of items reported in other comprehensive income. The adoption of this guidance did not have a material impact on Tronox Incorporated’s unaudited condensed consolidated financial statements. During 2011, the FASB issued ASU 2011-12, which deferred certain requirements of ASU 2011-05. The Company has not adopted such deferred requirements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) (“ASU 2011-04”), which changes certain fair value measurement and disclosure requirements, clarifies the application of existing fair value measurement and disclosure requirements and provides consistency to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the unaudited condensed consolidated financial statements.

5. Bankruptcy Proceedings and Emergence from Chapter 11

On January 12, 2009 (the “Petition Date”), Tronox Incorporated and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The Debtors’ Chapter 11 cases were consolidated for the purpose of joint administration.

On November 30, 2010 (the “Confirmation Date”), the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Debtors’ First Amended Joint Plan of Reorganization pursuant to Chapter 11 of the Bankruptcy Code, dated November 5, 2010 (as amended and confirmed, the “Plan”). Under Chapter 11 of the Bankruptcy Code, a debtor may reorganize its business for the benefit of its stakeholders with the consummation of a plan of reorganization being the principal objective. Among other things (subject to certain limited exceptions and except as otherwise provided in the Plan or the Confirmation Order), the Confirmation Order discharged the Debtors from any debt arising before the Petition Date, terminated all of the rights and interests of pre-bankruptcy equity security holders and substituted the obligations set forth in the Plan and new common stock for those pre-bankruptcy claims. Under the Plan, claims and equity interests were divided into classes according to their relative priority and other criteria.

Material conditions to the Plan were resolved during the period from the Confirmation Date until January 26, 2011, and subsequently on February 14, 2011 (the “Effective Date”), the Debtors emerged from bankruptcy and continued operations as reorganized Tronox Incorporated.

The Plan was designed to accomplish, and was premised on, a resolution of the Debtor’s legacy environmental (the “Legacy Environmental Liabilities”) and legacy tort liabilities (the “Legacy Tort Liabilities” and collectively, with the Legacy Environmental Liabilities, the “KM Legacy Liabilities”). The Plan ensured that the Debtors emerged from Chapter 11 free of the significant KM Legacy Liabilities and were sufficiently capitalized. A final settlement was reached in November 2010 with respect to the Legacy Environmental Liabilities (the “Environmental Settlement”) and the Legacy Tort Liabilities (the “Tort Settlement” and, together with the Environmental Settlement, the “Settlement”). In exchange, claimants provided the Debtors and the reorganized Tronox Incorporated with discharges and/or covenants not to sue subsequent to the Effective Date with respect to the Debtors’ liability for the Legacy Environmental Liabilities. The Settlement established certain environmental response and tort claims trusts that are now responsible for the KM Legacy Liabilities in exchange for cash, certain non-monetary assets, and the rights to the proceeds of certain ongoing litigation and insurance and other third party reimbursement agreements. The Plan also provided for the creation and funding of a torts claim trust (the “Tort Claims Trust”), which was the sole source of distributions to holders of Legacy Tort Liabilities claims, who were paid in accordance with the terms of such trust’s governing documentation. As a result of the settlement of the Debtors’ pre-petition debt and termination of the rights and interests of pre-bankruptcy equity, the Plan enabled Tronox Incorporated to reorganize around its existing operating locations, including: (a) its headquarters and technical facility at Oklahoma City, Oklahoma; (b) the TiO2 facilities at Hamilton, Mississippi and Botlek, the Netherlands; (c) the electrolytic chemical businesses at Hamilton, Mississippi and Henderson, Nevada (except that the real property and buildings associated with the Henderson business were transferred to an environmental response trust and reorganized Tronox Incorporated is not responsible for environmental remediation related to historic contamination at such site); and (d) its interest in the Tiwest Joint Venture in Australia.

As part of the Debtor’s emergence from the Chapter 11 proceedings, Tronox Incorporated relied on a combination of debt financing and money from new equity issued to certain existing creditors. Specifically, such funding included: (i) total funded exit financing of no more than $470.0 million; (ii) the proceeds of a $185.0 million rights offering (the “Rights Offering”) open to substantially all unsecured creditors and backstopped by certain groups; (iii) settlement of government claims related to the Legacy Environmental Liabilities through the creation of certain environmental response trusts and a litigation trust; (iv) settlement of claims related to the Legacy Tort Liabilities through the establishment of a torts claim trust; (v) issuance of common stock whereby holders of the allowed general unsecured claims received their pro rata share of 50.9% of the Tronox Incorporated common stock on the Effective Date, and the opportunity to participate in the Rights Offering for an aggregate of 49.1% of the Tronox Incorporated common stock, also issued on the Effective Date; and (vi) issuance of warrants, on the Effective Date, to the holders of equity in the Predecessor to purchase their pro rata share of a combined total of 7.5% of the Tronox Incorporated common stock, after and including the issuance of any Tronox Incorporated common stock upon exercise of such warrants.

6. Accounts Receivable

Accounts receivable, net of allowance for doubtful accounts, consisted of the following:

	Successor
	June 30, 2012	December 31, 2011
Accounts receivable — trade	$407.2	$268.7
Related parties	—	6.9
Other	20.4	2.6

Total	427.6	278.2
Allowance for doubtful accounts	(1.2)	(0.4)

Net	$426.4	$277.8

7. Inventories

Minerals inventories are determined using the weighted-average cost to produce or acquire, while finished goods pigment inventories are determined using the first-in, first-out method.

	Successor
	June 30, 2012	December 31, 2011
Raw materials	$276.0	$123.5
Work-in-process	160.9	9.0
Finished goods(1)	593.0	130.3
Materials and supplies, net(2)	94.1	48.4

Total	$1,124.0	$311.2

(1)	Includes inventory on consignment to others of approximately $39.8 million at June 30, 2012 and $12.0 million at December 31, 2011.
(2)	Materials and supplies consist of processing chemicals, maintenance supplies and spare parts, which will be consumed directly and indirectly in the production of the Company’s products.

8. Property, Plant and Equipment and Mineral Leaseholds

	Successor
	June 30, 2012	December 31, 2011
Land	$92.9	$24.2
Buildings	205.9	44.9
Machinery and equipment	1,210.6	417.1
Construction-in-progress	116.1	49.1
Other	6.2	21.3

Total	1,631.7	556.6
Less accumulated depreciation, depletion and amortization	(86.5)	(52.3)

Net	$1,545.2	$504.3

	Successor
	June 30, 2012	December 31, 2011
Mineral leaseholds	$1,365.3	$42.0
Less accumulated depreciation, depletion and amortization	(8.7)	(3.6)

Net	$1,356.6	$38.4

Depreciation expense related to property, plant and equipment and mineral leaseholds for the three months ended June 30, 2012 and 2011 was $25.6 million and $14.6 million, respectively. Depreciation expense related to property, plant and equipment and mineral leaseholds for the six months ended June 30, 2012, five months ended June 30, 2011 and one month ended January 31, 2011 was $40.7 million, $23.2 million, and $3.8 million, respectively.

9. Intangible Assets

	Successor
	June 30, 2012	December 31, 2011
Intangible assets	$352.4	$346.9
Less accumulated amortization	(34.0)	(21.8)

Intangible assets, net	$318.4	$325.1

The gross cost and accumulated amortization of intangible assets, by major intangible asset category, were as follows:

	Successor
	June 30, 2012
	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$293.9	$(28.7)	$265.2
TiO2 technology	31.9	(2.3)	29.6
Internal-use software	17.4	(0.4)	17.0
In-process research and development	5.0	(1.4)	3.6
Trade names	3.6	(1.1)	2.5
Other	0.6	(0.1)	0.5

Total	$352.4	$(34.0)	$318.4

	Successor
	December 31, 2011
	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$293.9	$(18.6)	$275.3
TiO2 technology	31.9	(1.5)	30.4
Internal-use software	11.8	—	11.8
In-process research and development	5.0	(0.9)	4.1
Trade names	3.6	(0.7)	2.9
Other	0.7	(0.1)	0.6

Total	$346.9	$(21.8)	$325.1

Internal-use software relates to internal and external costs incurred during the development stage, which were being capitalized at December 31, 2011. During the second quarter of 2012, the Company began amortizing such costs. Amortization expense related to intangible assets for the three months ended June 30, 2012 and 2011 was $6.3 million and $6.0 million, respectively. Amortization expense related to intangible assets for the six months ended June 30, 2012 and five months ended June 30, 2011 was $12.2 million and $9.9 million, respectively. There was no amortization expense related to intangible assets for the one month ended January 31, 2011.

Estimated future amortization expense related to intangible assets is as follows:

Total Amortization
2012	$12.7
2013	25.4
2014	24.6
2015	24.6
2016	23.0
Thereafter	208.1

Total	$318.4

10. Accrued Liabilities

	Successor
	June 30, 2012	December 31, 2011
Unfavorable sales contracts(1)	$85.4	$—
Taxes other than income taxes(2)	49.8	5.2
Employee-related costs and benefits	48.1	26.3
Sales rebates	9.3	8.2
Asset retirement obligations	2.0	0.9
Interest	4.4	1.3
Other	5.5	3.8

Total	$204.5	$45.7

(1)	Unfavorable contracts acquired in connection with the Transaction. See Note 2.
(2)	Includes transfer taxes incurred as a result of the Transaction and recorded in selling, general and administrative expenses on the unaudited Condensed Consolidated Statements of Operation.

11. Debt

Short-term Debt

	Successor
	June 30, 2012	December 31, 2011
UBS Revolver(1)	$—	$—
ABSA Revolver(2)	24.1	—
Wells Revolver(3)	—	—

Short-term debt	$24.1	$—

(1)	Average effective interest rate of 4.2% in 2012.
(2)	Average effective interest rate of 9.2% in 2012.
(3)	Average effective interest rate of 4.7% in 2011 and 5.25% in 2012.

UBS Revolver

On June 18, 2012, in connection with the closing of the Transaction, the Company entered into a global senior secured asset-based syndicated revolving credit agreement with UBS AG, Stamford branch (the “UBS Revolver”) with a maturity date of the fifth anniversary of the closing date. The UBS Revolver provides the Company with a committed source of capital with a principal borrowing amount of up to $300.0 million, subject to a borrowing base. The borrowing base is related to certain eligible inventory and accounts receivable held by the Company’s U.S. subsidiaries, Australia subsidiaries and Netherlands subsidiaries. Obligations under the UBS Revolver are secured by a first priority lien on substantially all of the Company’s existing, and future deposit accounts, inventory and receivables and certain related assets, excluding those held by its South African subsidiaries, Netherland’s subsidiaries and Bahamian subsidiary, and a second priority lien on all of the Company’s other assets, including capital stock which serve as security under the Term Facility. At June 30, 2012, the Company’s borrowing base was $329.9 million. Additionally, at June 30, 2012, the Company had a backstop letter of credit of $30.2 million issued under the UBS Revolver in place against the letters of credit under the Wells Revolver.

The UBS Revolver bears interest at the Company’s option at either (i) the administrative agent’s corporate base rate (defined to mean a rate that is the greatest of (a) the lenders’ prime rate, (b) the Federal funds effective rate plus 0.50% and (c) the adjusted LIBOR rate for a one-month period plus 1.00%) or (ii) the adjusted LIBOR rate, in each case plus the applicable margin. The applicable margin ranges from 1.50% to 2.00% for borrowings at the adjusted LIBOR rate, and from 0.50% to 1.00% for borrowings at the alternate base rate, based upon the average daily borrowing availability. For the first six months following the closing date, the applicable margins shall be deemed to be 1.75% for borrowings at the adjusted LIBOR rate and 0.75% for borrowings at the alternate base rate.

ABSA Revolving Credit Facility

In connection with the Transaction, the Company entered into a R900.0 million (approximately $110.0 million on June 30, 2012) revolving credit facility with ABSA Bank Limited acting through its ABSA Capital Division (the “ABSA Revolver”) with a maturity date of June 14, 2017. As of June 30, 2012, the Company had drawn down 200.0 million Rand (approximately $24.1 million) on the ABSA Revolver.

The ABSA Revolver bears interest at (i) the base rate (defined as one month JIBAR, which is the mid-market rate for deposits in South African Rand for a period equal to the relevant period which appears on the Reuters Screen SAFEY Page alongside the caption YLD) as of 11h00 Johannesburg time on the first day of the applicable period, plus (ii) the Margin, which is 3.50%.

Wells Revolver

On February 14, 2011 Tronox Incorporated entered into a $125.0 million senior secured asset-based revolving credit agreement with Wells Fargo Capital Finance, LLC (the “Wells Revolver”). The Wells Revolver had a maturity date of February 14, 2015. The Wells Revolver provided the Company with a committed source of capital with a principal borrowing amount of up to $125.0 million subject to a borrowing base. Borrowing availability under the Wells Revolver was subject to a borrowing base, which was related to certain eligible inventory and receivables held by the Company’s U.S. subsidiaries. On February 8, 2012, the Company amended the Wells Revolver to facilitate the Transaction while keeping the revolver in force. On June 18, 2012, the Company refinanced the Wells Revolver with the UBS Revolver. At June 30, 2012, the Company had letters of credit outstanding of $29.3 million backstopped by a letter of credit issued under the UBS Revolver.

During 2012, the Company had borrowings of $30.0 million against the Wells Revolver, which were repaid with borrowings under the UBS Revolver. During 2011, to facilitate its exit from bankruptcy and help pay for the buy-in of its 50% share of the Kwinana Facility TiO2 expansion, the Company borrowed $39.0 million against the Wells Revolver, which by December 31, 2011, was fully repaid using cash generated from operations.

Long-Term Debt

	Initial		Successor
	Principal Amount	Maturity Date	June 30, 2012	December 31, 2011
Term Facility(1)	$700.0	2/8/18	$693.5	$—
Exit Financing Facility(2)	$425.0	10/21/15	—	420.8
Co-generation Unit Financing Arrangement	$16.0	2/1/16	11.6	6.5
Lease financing			15.6	—

Total debt			720.7	427.3
Less: Long-term debt due in one year			(9.1)	(5.9)

Long-term debt			$711.6	$421.4

(1)	Average effective interest rate of 5.3% in 2012.
(2)	Average effective interest rate of 7.1% and 7.2% in 2012 and 2011, respectively.

The Company’s debt is recorded at historical amounts. At June 30, 2012 and December 31, 2011, the total carrying value of long-term debt approximates its fair value due to the variable interest rates and frequent repricing of such instruments. The fair value hierarchy for long-term debt is a Level 2 input.

At June 30, 2012, the scheduled maturities of the Company’s long-term debt were as follows:

Total Debt
2012	$3.2
2013	9.3
2014	9.3
2015	9.4
2016	6.5
Thereafter	683.0

Total debt	$720.7

Term Facility

On February 8, 2012, Tronox Incorporated’s wholly owned subsidiary, Tronox Pigments (Netherlands) B.V., entered into a term loan facility with Goldman Sachs Bank USA comprised of a $550.0 million Senior Secured Term Loan and a $150.0 million Senior Secured Delayed Draw Term Loan (together, the “Term Facility”). The Term Facility has a maturity date of February 8, 2018. The Term Facility was issued net of an original issue discount of $7.0 million, or 1.0% of the initial principal amount, which is being amortized over the life of the Term Facility. At June 30, 2012, the original issue discount was $6.5 million. On June 14, 2012, in connection with the closing of the Transaction, Tronox Pigments (Netherlands) B.V. drew down the $150.00 million Senior Secured Delayed Draw Term.

The Term Facility bears interest at a base rate plus a margin of 2.25% or adjusted Eurodollar rate plus a margin of 3.25% (in each case with a possible 0.25% increase or decrease based on the Company’s public credit rating). The base rate is defined as the greater of (i) the prime lending rate as quoted in the print edition of The Wall Street Journal, (ii) the Federal funds rate plus 0.50%, or (iii) 2%.

The Term Facility is secured by a first priority lien on substantially all of the Company’s and the subsidiary guarantors’ existing and future property and assets. This includes, upon the consummation of the Transaction, certain assets acquired in the Transaction. The terms of the Term Facility provide for customary representations and warranties, affirmative and negative covenants and events of default. The terms of the covenants, subject to certain exceptions, restrict, among other things: (i) debt incurrence; (ii) lien incurrence; (iii) investments, dividends and distributions; (iv) dispositions of assets and subsidiary interests; (v) acquisitions; (vi) sale and leaseback transactions; and (vii) transactions with affiliates and shareholders.

In connection with obtaining the Term Facility, Tronox Incorporated incurred debt issuance costs of $17.5 million, of which $5.5 million was paid in 2011 and $12.0 million was paid in 2012. Such costs are recorded in “Prepaid and other assets” on the unaudited Condensed Consolidated Balance Sheet and are being amortized through the maturity date.

Exit Financing Facility

On February 14, 2011, Tronox Incorporated’s senior secured super-priority DIP and Exit Credit Agreement with Goldman Sachs Lending Partners, in accordance with its terms, converted into a $425.0 million exit facility with a maturity date of October 21, 2015 (the “Exit Financing Facility”).

The Exit Financing Facility bore interest at the greater of a base rate plus a margin of 4.0% or adjusted Eurodollar rate plus a margin of 5.0%. The base rate was defined as the greater of (i) the prime lending rate as quoted in the print edition of The Wall Street Journal, (ii) the Federal Funds Rate plus 0.50%, or (iii) 3%. The adjusted Eurodollar rate is defined as the greater of (i) the LIBOR rate in effect at the beginning of the interest period, or (ii) 2.0%. Interest was payable quarterly or, if the adjusted Eurodollar rate applied, it was payable on the last day of each interest period. On February 8, 2012, Tronox Incorporated refinanced the Exit Facility with the Term Facility, as discussed above.

Co-generation Unit Financing Arrangement

In March 2011, the Tiwest Joint Venture acquired a steam and electricity gas fired co-generation plant, adjacent to its Kwinana pigment plant, through a five year financing arrangement. Tronox Western Australia Pty Ltd, the Company’s wholly owned subsidiary, owned a 50% undivided interest in the co-generation plant through the Tiwest Joint Venture. In order to finance its share of the asset purchase, Tronox Incorporated incurred debt totaling $8.0 million. In connection with the Transaction, the Company acquired the remaining 50% undivided interest in the co-generation plant from Exxaro, along with its debt of $5.8 million. Under the financing arrangement, monthly payments are required and interest accrues on the remaining balance owed at the rate of 6.5% per annum.

Lease Financing

In connection with the Transaction, the Company acquired capital lease obligations, which are payable through 2032 at a weighted average interest rate of approximately 19.1%. At June 30, 2012, such obligations had a net book value of assets recorded under capital leases aggregating $9.3 million.

Financial Covenants

At June 30, 2012, the Company had financial covenants in the UBS Revolver, the ABSA Revolver and the Term Facility.

The terms of the UBS Revolver provide for customary representations and warranties, affirmative and negative covenants and events of default. The terms of the covenants, subject to certain exceptions, restrict, among other things: (i) debt incurrence; (ii) lien incurrence; (iii) investments, dividends and distributions; (iv) dispositions of assets and subsidiary interests; (v) acquisitions; (vi) sale and leaseback transactions; and (vii) transactions with affiliates and shareholders. The UBS Revolver requires the Company to maintain a Consolidated Fixed Charge Coverage Ratio of not less than 1.0 to 1.0 calculated on a quarterly basis only if excess availability on the UBS Revolver is less than the greater of (A) $20.0 million and (B) 10% of the lesser of (x) the aggregate commitments in effect at such time and (y) the borrowing base at such time. If the Company is required to maintain the Consolidated Fixed Charge Coverage Ratio then it will be required to maintain such ratio until, during the preceding 60 consecutive days, borrowing availability would have been at all times greater than the greater of (i) $20.0 million and (ii) 10% of the aggregate commitments in effect at such time.

The ABSA Revolver requires the ratio of (i) South African Consolidated EBITDA, as defined in the agreement, to South African Net Interest Expense shall not be less than 5.00: 1.00 and (ii) South African Consolidated Net Debt to South African Consolidated EBITDA, as defined in the agreement, shall be less than 2.00:1.00.

The Term Facility requires that a leverage ratio, as defined in the agreement, not exceed, as of the last day of any fiscal quarter, the correlative ratio as follows:

Fiscal Quarter Ending	Total Leverage Ratio
June 30, 2012 through December 31, 2015	3.00:1.00
March 31, 2016 and thereafter	2.75:1.00

The Term Facility and the UBS Revolver are subject to an intercreditor agreement pursuant to which the lenders’ respective rights and interests in the security are set forth.

The Company was in compliance with its financial covenants at June 30, 2012. A breach of any of the covenants imposed on the Company by the terms of the UBS Revolver or the Term Facility could result in a default under the agreement. In the event of a default, the lenders could terminate their commitments to the Company and could accelerate the repayment of all of the Company’s indebtedness under the agreement. In such case, the Company may not have sufficient funds to pay the total amount of accelerated obligations, and its lenders could proceed against the collateral pledged.

Interest Expense

	Successor				Predecessor
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Five Months Ended June 30, 2011	One Month Ended January 31, 2011
Interest expense	$7.8	$8.0	$14.8	$13.1	$2.6
Amortization of deferred debt issuance costs	5.5	0.2	6.3	0.3	0.3
Other	—	0.2	0.3	0.4	—
Capitalized interest	(0.3)	(0.2)	(0.5)	(0.3)	—

Interest and debt expense	$13.0	$8.2	$20.9	$13.5	$2.9

For the one month ended January 31, 2011, interest expense excludes $2.8 million, which would have been payable under the terms of the Company’s $350.0 million 9.5% senior unsecured notes.

12. Asset Retirement Obligations

To the extent a legal obligation exists, an asset retirement obligations (“ARO”) is recorded at its estimated fair value and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is measured using expected future cash outflows discounted at Tronox’s credit-adjusted risk-free interest rate. The Company’s unaudited condensed consolidated financial statements classify accretion expense related to asset retirement obligations as a production cost, which is included in “Cost of goods sold” on the unaudited Consolidated Statements of Operations.

The Company’s AROs are as follows:

•	the KZN mine and the Namakwa Sands mine, both in South Africa;

•	mine closure and rehabilitation costs in Western Australia to restore the area that has been disturbed, as required under the mining lease;

•	plant closure and exit costs associated with certain industrial sites in Western Australia, whereby the Company is required to return the sites to their original states under licensing conditions:

•	plant closure and exit costs associated with the Botlek, the Netherlands facility, whereby the Company is required to return the site back to its original state at the end of its long-term lease; and

•

landfill closure costs at the Hamilton, Mississippi facility to address one-time closure costs (cap with liner and cover with soil) and annual monitoring costs of the closed landfill under applicable state environmental laws in Mississippi, which is expected to be completed in 2015.

A summary of the changes in the AROs during the six months ended June 30, 2012 is as follows:

Balance, December 31, 2011	$30.1
AROs acquired in the acquisition of the minerals sands business	57.1
Additions	5.8
Settlements/payments	(0.8)
Accretion expense	1.0
Changes in estimates, including cost and timing of cash flows	3.2

Balance, June 30, 2012	$96.4

Current portion included in accrued liabilities	$2.0

Noncurrent portion	$94.4

A summary of the AROs by site is included in the table below:

Australia	$51.9
South Africa	33.6
Botlek	9.8
Hamilton	1.1

Total AROs	$96.4

13. Other Assets and Other Liabilities

Prepaid and Other Current Assets

	Successor
	June 30, 2012	December 31, 2011
Prepaid expenses	$15.7	$10.2
Cash collateralized letters of credit and surety bonds	1.6	4.9
Other	21.8	6.6

Total	$39.1	$21.7

Other Long-Term Assets

	Successor
	June 30, 2012	December 31, 2011
Debt issuance costs, net	$23.0	$8.4
Environmental rehab trust(1)	20.5	—
Other, net(1)	2.3	3.2

Total	$45.8	$11.6

(1)	The Company is required to establish a new environmental rehabilitation trust in respect of the prospecting and mining operations in South Africa in accordance with applicable regulations. Subsequent to the Transaction Date, Exxaro will transfer the South African assets of the mineral sands business from its existing environmental rehabilitation trust to the new environmental rehabilitation trust.

Noncurrent Liabilities — Other

	Successor
	June 30, 2012	December 31, 2011
Reserve for workers’ compensation and general liability claims	$8.7	$8.5
Reserve for uncertain tax positions	3.3	0.9
Other	4.3	2.4

Total	$16.3	$11.8

14. Commitments and Contingencies

Letters of Credit—At June 30, 2012, the Company had outstanding letters of credit in the amount of approximately $30.7 million, of which $29.3 million were issued under the Wells Revolver and were backstopped by a letter of credit issued under the UBS Revolver.

Other Commitments – Tronox Incorporated entered into certain agreements prior to the bankruptcy that required it to indemnify third parties for losses related to environmental matters, litigation and other claims. No material obligations are presently known and, thus, no reserve has been recorded in connection with such indemnification agreements.

Environmental Contingencies—In accordance with ASC 450, Contingencies, and ASC 410, Asset Retirement and Environmental Obligations, the Company recognizes a loss and records an undiscounted liability when litigation has commenced or a claim or an assessment has been asserted, or, based on available information commencement of litigation or assertion of a claim or assessment is probable, and the associated costs can be estimated. It is not possible for the Company to reliably estimate the amount and timing of all future expenditures related to environmental matters because, among other reasons, environmental laws and regulations, as well as enforcement policies and clean up levels, are continually changing, and the outcome of court proceedings, alternative dispute resolution proceedings (including mediation) and discussions with regulatory agencies are inherently uncertain.

The Company believes that it has reserved adequately for the probable and reasonably estimable costs of known contingencies. There is no environmental litigation, claim or assessment that has been asserted nor is there any probability of an assessment or a claim for which the Company has not recorded a liability. However, additions to the reserves may be required as additional information is obtained that enables the Company to better estimate its liabilities. The Company cannot reliably estimate the amount of future additions to the reserves at this time. In certain situations, reserves may be probable but not estimable. Additionally, sites may be identified in the future where the Company could have potential liability for environmental related matters. If a site is identified, the Company will evaluate to determine what reserve, if any, should be established.

Legal – The Western Australia Office of State Revenue (the “OSR”) continues to review their technical position on the imposition of stamp duty on the transfer of Tronox Incorporated’s shares related to Kerr-McGee’s restructuring in 2002 and from the share transfer related to the spinoff of Tronox Incorporated from Kerr-McGee in 2005. On January 17, 2012, the OSR contacted the Company seeking additional information related to the 2005 spinoff. In addition, the OSR informed the Company that it has made a preliminary determination that the Company was land rich at the time of the 2002 share transfers and, as a result, the Company may be liable for stamp duty and penalties arising from that share transfer. A company is considered “land rich” if the value of its land, goods, wares and merchandise is greater than 60% of the total value of all the property that the entity owns. The OSR has not made an assessment at this time and continues discussions with the Company and its legal advisors. The Company has accrued stamp duty on the 2002 transaction in the amount of $3.2 million based upon its position that the Company was not land rich at the time of the share transfers. The Company intends to exercise all of its legal and administrative remedies in the event that the OSR makes an assessment based upon its claim that it is land rich.

Registration Rights Agreement—On the Effective Date, Tronox Incorporated entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with certain stockholders of Tronox Incorporated party thereto. Pursuant to the Registration Rights Agreement, among other things, Tronox Incorporated was required to file with the SEC, pursuant to Section 13(a) of the Exchange Act, a registration statement for its common stock prior to September 30, 2011. Tronox Incorporated did not meet the September 30, 2011 deadline, and therefore, was subject to liquidation damages of approximately $2.0 million. Tronox Incorporated accrued $2.0 million related to such liability during 2011 and, as of December 31, 2011, Tronox Incorporated received and paid claims in the amount of $0.6 million. The remaining $1.4 million of claims were received and paid during the first quarter of 2012.

Other Matters—From time to time, the Company may be party to a number of legal and administrative proceedings involving environmental and/or other matters in various courts or agencies. These proceedings, individually and in the aggregate, may have a material adverse effect on the Company. These proceedings may be associated with facilities currently or previously owned, operated or used by the Company and/or its predecessors, some of which may include claims for personal injuries, property damages, cleanup costs and other environmental matters. Current and former operations of the Company may also involve management of regulated materials, which are subject to various environmental laws and regulations including the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”), the Resource Conservation and Recovery Act (RCRA) or state equivalents. Similar environmental laws and regulations and other requirements exist in foreign countries in which the Company operates.

15. Noncontrolling Interest

In connection with the Transaction, Exxaro and its subsidiaries retained a 26.0% ownership interest in each of Exxaro Sands and Exxaro TSA Sands in order to comply with the ownership requirements of the BEE legislation in South Africa. Exxaro is entitled to exchange this interest for approximately 3.2% in additional Class B Shares under certain circumstances (i.e., the earlier of the termination of the Empowerment Period or the tenth anniversary of completion of the Transaction).

A reconciliation of the beginning and ending balances of noncontrolling interest on the Company’s unaudited Condensed Consolidated Balance Sheets is presented below.

Balance at January 1, 2012	$—
Fair value of noncontrolling interest on the Transaction Date(1)	291.1
Earnings attributable to noncontrolling interest	0.5
Effect of exchange rate changes	10.3

Balance at June 30, 2012	$301.9

(1)    The fair value of noncontrolling interest is preliminary and based upon valuations derived from estimated fair value assessments and assumptions used by management. While management believes that its preliminary estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different values being assigned.

16. Other Income (Expense)

	Successor				Predecessor
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Five Months Ended June 30, 2011	One Month Ended January 31, 2011
Net unrealized and realized foreign currency gain (loss)	$(2.5)	$(1.7)	$(4.7)	$(0.8)	$1.5
Interest income	0.2	0.1	0.4	0.2	0.1
Other	(1.3)	0.2	(0.7)	0.2	—

Total	$(3.6)	$(1.4)	$(5.0)	$(0.4)	$1.6

17. Income Taxes

The following table presents the income tax provisions, along with income from continuing operations and the effective tax rates:

	Successor				Predecessor
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Five Months Ended June 30, 2011	One Month Ended January 31, 2011
Income Tax benefit (provision)	$106.9	$(9.0)	$89.5	$(12.3)	$(0.7)
Income (loss) from Continuing Operations Before Income Taxes	1,065.0	75.2	1,168.7	88.7	632.2
Effective Tax Rate	(10.0%)	12.0%	(7.7%)	13.9%	0.1%

The negative effective tax rates for the 2012 Successor periods differ from the U.S. statutory rate of 35% primarily as a consequence of the Company re-domiciling in Australia. Because the Australian tax laws provide for a resetting of the tax basis of the business assets to market value, the Company recorded a tax benefit related to this market value basis adjustment. The overall tax benefit from this basis adjustment was partially offset by a valuation allowance established for the portion of the tax benefit which the Company believes will not be realized. Because this basis change did not pertain to an entity acquired in the Transaction, this net tax benefit was recorded through tax expense and did not impact the Company’s gain on bargain purchase.

Additionally, the 2012 Successor periods shown above were impacted by valuation allowances in the United States, income in foreign jurisdictions taxed at rates lower than 35%, and the Company’s gain on the bargain purchase, which was recorded net of the financial tax impact and is not subject to income tax in any jurisdiction.

The effective tax rates for the 2011 Successor periods differ from the U.S. statutory rate of 35% primarily due to valuation allowances in the United States and income in foreign jurisdictions taxed at rates lower than 35%. In the one month ended January 31, 2011, the effective tax rate for the Predecessor period differs from the U.S. statutory rate of 35% primarily due to fresh-start adjustments, which were recorded net of tax. Additionally, the Predecessor period effective tax rate was impacted by valuation allowances in multiple jurisdictions and income in foreign jurisdictions taxed at rates lower than 35%.

The application of business combination accounting on June 15, 2012 resulted in the re-measurement of deferred income taxes associated with recording the assets and liabilities of acquired entities at fair value pursuant to ASC 805. As a result, deferred income taxes were recorded at amounts determined in accordance with ASC 740 of $205.3 million as part of the Company’s gain on bargain purchase.

The application of fresh-start accounting on January 31, 2011, resulted in the re-measurement of deferred income tax liabilities associated with the revaluation of Tronox Incorporated’s assets and liabilities pursuant to ASC 852. As a result, deferred income taxes were recorded at amounts determined in accordance with ASC 740 of $11.8 million as part of reorganization income. Additionally, during 2011, Tronox Incorporated released valuation allowances against certain of its deferred tax assets in the Netherlands and Australia resulting from this re-measurement.

For U.S. federal income tax purposes, typically the amount of cancellation of debt income (“CODI”) recognized, and accordingly the amount of tax attributes that may be reduced, depends in part on the fair market value of non-cash consideration given to creditors. On Tronox Incorporated’s date of emergence, the fair market value of non-cash consideration given was such that the creditors received consideration in excess of their claims. For this reason, Tronox Incorporated did not recognize any CODI and retained all of its U.S. tax attributes. In addition, Tronox Incorporated reflected a tax deduction for the premium paid to the creditors of $1,129.7 million. This deduction will increase the Company’s net operating losses (“NOL’s”) in the United States and in various states where the Company has filing requirements. The resulting federal tax benefit of $395.4 million and the estimated corresponding state tax benefit of $51.0 million, net of the deferred federal effect, have been fully offset by a valuation allowance in accordance with ASC 740, after considering all available positive and negative evidence. Because the financial offset for the consideration given to creditors was recorded through equity, neither the tax benefits nor the offsetting valuation allowance impacts were shown in the effective tax rate calculations. Instead, the excess tax benefit, which netted to zero with the valuation allowance, was reflected as an equity adjustment.

The Company does not believe an ownership change occurred as a result of the Transaction. Upon the Company’s emergence from bankruptcy in the period ended January 31, 2011 the Company experienced an ownership change resulting in a limitation under IRC Sections 382 and 383 related to its U.S. NOL’s generated prior to emergence from bankruptcy. The Company does not expect that the application of these limitations will have any material affect upon its U.S. federal or state income tax liabilities.

Earnings of certain foreign subsidiaries of Tronox Incorporated, which were undistributed to the U.S., totaled $144.0 million at December 31, 2011. Under the new Australian holding company, it is expected that undistributed earnings of certain subsidiaries will continue to increase. At June 30, 2012, no provision for deferred U.S. or Australian income taxes has been made for these earnings because they were considered to be indefinitely reinvested outside of the parent’s taxing jurisdictions. The distribution of these earnings in the form of dividends or otherwise may subject the Company to U.S. federal and state or foreign income taxes and, possibly, foreign withholding taxes. However, because of the complexities of taxation of foreign earnings, it is not practicable to estimate the amount of additional tax that might be payable on the eventual remittance of these earnings to their parent corporations.

The Company continues to maintain a valuation allowance related to the net deferred tax assets in the United States. Future provisions for income taxes will include no tax benefits with respect to losses incurred and tax expense only to the extent of current alternative minimum tax and state tax payments until the valuation allowance in the United States is eliminated. ASC 740 requires that all available positive and negative evidence be weighted to determine whether a valuation allowance should be recorded.

18. Earnings Per Share

Certain unvested awards issued under the Tronox Limited Management Equity Incentive Plan, as further discussed in Note 20, provide the recipient of the awards with the right to dividends declared on Class A Shares. Any unvested shares that participate in dividends are considered participating securities, and are included in the Company’s computation of basic and diluted earnings per share using the two-class method, unless the effect of including such shares would be antidilutive.

The following table sets forth the number of shares utilized in the computation of basic and diluted earnings per share from continuing operations for the periods indicated. The weighted average shares outstanding, potentially dilutive shares, earnings per share and anti-dilutive shares of the Successor have been restated to affect the 5-for-1 stock split discussed in Note 19.

	Successor				Predecessor
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Five Months Ended June 30, 2011	One Month Ended January 31, 2011
Numerator – Basic and Diluted:
Income from Continuing Operations	$1,171.9	$66.2	$1,258.2	$76.4	$631.5
Less: Dividends declared	31.6	—	31.6	—	—

Undistributed earnings	1,140.3	66.2	1,226.6	76.4	631.5
Percentage allocated to common shares	99.5%	100%	99.5%	100%	100%

Undistributed earnings allocated to common shares	1,134.6	66.2	1,220.5	76.4	631.5
Add: Dividends declared allocated to common shares	31.6	—	31.6	—	—

Earnings available to common shares	$1,166.2	$66.2	$1,252.1	$76.4	$631.5

Denominator – Basic:
Weighted-average common shares (In thousands)	84,528	74,780	79,960	74,715	41,311
Add: Effect of Dilutive Securities:
Restricted stock	46	65	98	100	88
Warrants	589	3,165	590	3,130	—
Options	123	—	109	—	—

Denominator – Dilutive	85,286	78,010	80,757	77,945	41,399

Earnings per Share:
Basic Income per Share	$13.80	$0.89	$15.65	$1.02	$15.29

Diluted Income per Share	$13.67	$0.85	$15.50	$0.98	$15.25

In computing diluted earnings per share under the two-class method, the Company considered potentially dilutive shares. For the three and six months ended June 30, 2012, 285,895 stock options with an average exercise price of $28.29 were anti-dilutive because they were not “in the money”. For the one month ended January 31, 2011, 1,152,408 stock options with an average exercise price of $9.54 were anti-dilutive because they were not “in the money.” There were no stock options outstanding during the three and five months ended June 30, 2011.

19. Stockholders’ Equity

Stock Split Declared

On June 29, 2012, the Board approved a 5-to-1 stock split for holders of its Class A Shares and Class B Shares at the close of business on July 20, 2012, by issuance of four additional shares for each share of the same class. As a result of the stock split, the Company recorded an increase to “Tronox Limited Class A ordinary shares” of $0.7 million and an increase to “Tronox Limited Class B ordinary shares” of $0.4 million, with corresponding decreases to “Retained earnings” on the unaudited Condensed Consolidated Balance Sheets.

Ordinary Shares and Common Stock

The changes in ordinary shares and common stock shares outstanding and treasury shares for the six months ended June 30, 2012 were as follows:

Tronox Limited Class A Shares outstanding:
Balance at December 31, 2011	—
Shares issued in connection with the Transaction	15,328,930
Shares repurchased/cancelled(1)	(17,000)
Shares issued in connection with the stock split	61,247,720

Balance at June 30, 2012	76,559,650

Tronox Limited Class B Shares outstanding:
Balance at December 31, 2011	—
Shares issued in connection with the Transaction	9,950,856
Shares issued in connection with the stock split	39,803,424

Balance at June 30, 2012	49,754,280

Tronox Incorporated common stock outstanding:
Balance at December 31, 2011	15,076,691
Shares issued for stock-based compensation	114,157
Shares issued for warrants exercised	138,077
Shares issued for claims	5
Shares exchanged in connection with the Transaction	(15,328,930)

Balance at June 30, 2012	—

Tronox Incorporated common stock held as treasury:
Balance at December 31, 2011	94,513
Shares issued for stock-based compensation	47,872
Shares cancelled in connection with the Transaction(1)	(142,385)

Balance at June 30, 2012	—

(1)	In accordance with Australian law, the Company is not permitted to hold shares of its own ordinary shares. As such, all Class A Shares that were repurchased by the Company have been cancelled. Additionally, all shares of Tronox Incorporated common stock that were held by Tronox Incorporated on the Transaction date were cancelled in connection with the Transaction.

Warrants

As part of its emergence from bankruptcy, Tronox Incorporated issued to existing holders of its equity, warrants in two tranches, Series A warrants and Series B warrants (collectively, the “Tronox Incorporated Warrants”), to purchase up to an aggregate of 1,216,216 shares, or 7.5%, Tronox Incorporated’s common stock. In connection with the Transaction, and pursuant to the terms of the Tronox Incorporated Warrant Agreement, Tronox Limited entered into an amended and restated warrant agreement, dated as of the Transaction Date, whereby the holders of the Tronox Limited Warrants are entitled to purchase one Class A Share and receive $12.50 in cash at the initial exercise prices of $62.13 for each Series A Warrant (the “Series A Warrants”) and $68.56 for each Series B Warrant (the “Series B Warrants”, collectively with the Series A Warrants, the “Warrants”). On the Transaction Date, there were 841,302 Warrants outstanding. The Warrants have a seven-year term from the date initially issued and will expire on February 14, 2018. A holder may exercise the Warrants by paying the applicable exercise price in cash or on a cashless basis. The Warrants are freely transferable by the holder thereof.

In connection with the stock split, holders of the Warrants are entitled to purchase five Class A Shares and receive $12.50 in cash at the initial exercise prices of $62.13 for each Series A Warrant and $68.56 for each Series B Warrants. As of June 30, 2012 there were 365,884 Series A Warrants and 475,418 Series B Warrants outstanding.

Registration of Class A Shares

Pursuant to a Registration Statement on Form S-1 (File No. 333-181842), declared effective by the SEC on July 11, 2012, Tronox Limited registered 841,302 Class A Shares, which would be issued upon the exercise of the Warrants.

On July 5, 2012, pursuant to a Registration Statement on Form S-8 (File No. 333-182556), the Company registered an additional 2,556,245 Class A Shares, which are authorized to be issued under the Tronox Management Equity Incentive Plan.

Dividend Declared

On June 26, 2012, the Board declared a quarterly dividend of $1.25 per share on a pre-split basis to holders of its Class A Shares and Class B Shares, totaling $31.6 million, payable on August 13, 2012 to shareholders of record at the close of business on July 13, 2012. Additionally, the Company announced its intent to continue to pay a regular quarterly dividend.

Share Repurchases

On June 26, 2012, the Board authorized the repurchase of up to 2.5 million Class A Shares in open market transactions, which will subsequently be cancelled in accordance with Australian law. During the second quarter, the Company repurchased 17,000 Class A Shares at an average price of $120.75 per share for a total cost of $2.0 million. Subsequent to June 30, 2012, the Company has repurchased an additional 164,800 Class A Shares at an average price of $115.61 per share for a total cost of $19.1 million.

20. Stock-Based Compensation

Compensation expense related to employee restricted stock awards was $17.0 million and $2.5 million for the three months ended June 30, 2012 and 2011, respectively, and $23.0 million and $5.1 million for the six months ended June 30, 2012 and the five months ended June 30, 2011, respectively. Compensation expense related to restricted stock awards granted to the Board of Directors was $3.1 million and $0.4 million for the three months ended June 30, 2012 and 2011, respectively, and $3.3 million and $0.7 million for the six months ended June 30, 2012 and the five months ended June 30, 2011, respectively. Compensation expense related to the Company’s nonqualified stock option awards for the three and six months ended June 30, 2012 was $0.5 million and $0.9 million, respectively.

Tronox Limited Management Equity Incentive Plan

On the Transaction Date, Tronox Limited adopted the Tronox Limited management equity incentive plan (the “Tronox Limited MEIP”), which permits the grant of awards that constitute incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards, cash payments and other forms such as the compensation committee of the Board in its discretion deems appropriate, including any combination of the above. Subject to further adjustment, the maximum number of shares which may be the subject of awards (inclusive of incentive stock options) is 2,556,245 Class A Shares.

Restricted Stock

On June 26, 2012, the Company granted 32,167 Class A Shares, which have both time requirements and performance requirements. The time provisions are graded vesting, while the performance provisions are cliff vesting and have a variable payout. In accordance with ASC 718, Compensation – Stock Compensation, such restricted stock awards are classified as liability awards and are re-measured to fair value at each reporting date. The following table summarizes restricted stock share activity with employees for the six months ended June 30, 2012.

	Number of Shares	Fair Value(1)
Balance at December 31, 2011	—	—
Awards converted from Tronox Incorporated to Tronox Limited in connection with the Transaction	84,153	84.93
Awards granted	32,167	138.17
Awards earned	—	—
Awards forfeited	—	—
Awards granted in connection with the stock split	465,280	19.93

Balance at June 30, 2012	581,600	$19.93

Outstanding awards expected to vest	565,517	$19.71

(1)	Represents the weighted-average grant-date fair value. The fair value of awards granted in connection with the stock split has been affected to reflect the estimated fair value of the date of such stock split.

Stock Options

On June 26, 2012, the Company granted 27,179 stock options to employees to purchase Class A Shares, which vest over a three year period. The following table presents a summary of activity for the Tronox Incorporated options for the six months ended June 30, 2012:

	Number of Options	Price (1)	Contractual Life Years (1)	Intrinsic Value(2)
Balance at December 31, 2011	—	$—	—	$—
Options converted to Tronox Limited in connection with the Transaction	103,466	122.81	9.59	0.7
Options issued	27,179	129.50	10.00	—
Options issued in connection with the stock split	522,580	24.84	9.67	—

Outstanding at June 30, 2012	653,225	$24.84	9.67	$0.7

(1)	Represents weighted average exercise price and weighted average remaining contractual life, as applicable. The fair value of awards granted in connection with the stock split has been affected to reflect the estimated fair value on the date of such stock split.
(2)	Reflects aggregate intrinsic value based on the difference between the market price of the Company’s stock at June 30, 2012 and the options’ exercise price. Options issued in connection with the stock split had no effect on the intrinsic value of outstanding options.

June 26, 2012 Grant

Valuation and Cost Attribution Methods. Options’ fair value was determined on the date of grant using the Black-Scholes option-pricing model and was recognized in earnings on a straight-line basis over the employee service period of three years necessary to earn the awards, which is the vesting period. The Company ran the Black-Scholes option-pricing model for the 27,179 options granted on June 26, 2012 and used the following assumptions:

2012
Risk-free interest rate	0.97%
Expected dividend yield	3.86%
Expected volatility	55%
Expected term (years)	10.0
Per-unit fair value of options granted	$47.15

The Company used the fair market value and exercise price of $129.50, which was the adjusted closing price of Class A Shares, New York Stock Exchange symbol TROX, recorded on June 26, 2012.

Expected Volatility — In setting the volatility assumption, the Company considered the most recent reported volatility of each compensation peer company. For the 2012 valuation, the peer company group included the following companies: Cabot Corporation, Celanese Corporation, Cliffs Natural Resources Inc., Cytec Industries Inc., Eastman Chemical Company, FMC Corporation, Freeport-McMoRan Copper & Gold Inc., Georgia Gulf Corporation, Huntsman Corporation, Kronos Worldwide, Inc., PPG Industries, Inc., Rockwood Holdings, Inc., RPM International Inc., The Sherwin-Williams Company, Southern Copper Corporation, The Valspar Corporation, W.R. Grace & Co, and Westlake Chemical Corporation.

Risk-free interest rate — The Company used a risk-free interest rate of 0.97%, which was the risk-free interest rate based on U.S. Treasury Strips available with maturity period consistent with expected life assumption.

Tronox Incorporated Management Equity Incentive Plan

On the Effective Date, Tronox Incorporated adopted the Tronox Incorporated management equity incentive plan (the “Tronox Incorporated MEIP”), which permitted the grant of awards that constitute incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards, cash payments and other forms such as the compensation committee of the Tronox Incorporated Board of Directors in its discretion deems appropriate, including any combination of the above. The number of shares available for delivery pursuant to the awards granted under the Tronox Incorporated MEIP was 1.2 million shares.

On the Transaction Date, 149,796 shares of Tronox Incorporated restricted stock vested in connection with the Transaction. The remaining shares of Tronox Incorporated restricted stock were converted to shares of Tronox Limited restricted stock.

Grants to Tronox Incorporated Board Members

As noted above, the Tronox Incorporated MEIP authorized the issuance of restricted shares to eligible directors who were serving on the Tronox Incorporated Board of Directors on the Effective Date.

The following table summarizes restricted stock share activity with Board of Directors of Tronox Incorporated members for the six months ended June 30, 2012.

	Primary Award		Secondary Award
Restricted Shares	Number Of Shares	Weighted-Avg. Grant Date Fair Value	Number of Shares	Weighted-Avg. Grant Date Fair Value
Balance at December 31, 2011	10,008	$122.50	24,497	$122.50
Awards granted	—	—	—	—
Awards earned	(10,008)	122.50	(24,497)	122.50

Balance at June 30, 2012	—	$—	—	$—

Outstanding awards expected to vest	—	$—	—	$—

Grants to employees

During 2012, Tronox Incorporated granted 10,583 shares to employees, which have graded vesting provisions. The plan allows Tronox Incorporated to withhold, for tax purposes, the highest combined maximum rate imposed under all applicable federal, state, local and foreign tax laws on behalf of the employees that have received these awards. In accordance with ASC 718, Compensation – Stock Compensation, such restricted stock awards were classified as liability awards and were re-measured to fair value at each reporting date. The following table summarizes restricted stock share activity with employees for the six months ended June 30, 2012.

	Number of Shares	Fair Value(1)
Balance at December 31, 2011	201,094	$107.91
Awards granted	10,583	121.78
Awards earned	(127,524)	121.06
Awards converted to Tronox Limited restricted shares in connection with the Transaction	(84,153)	84.93

Balance at June 30, 2012	—	$—

(1)	Represents the weighted-average grant-date fair value.

Stock Options

The following table presents a summary of activity for the Tronox Incorporated options for the six months ended June 30, 2012:

	Number of Options	Price (1)	Contractual Life Years (1)	Intrinsic Value(2)
Balance at December 31, 2011	69,000	$110.00	9.95	$0.7
Options issued	34,466	148.46	9.87	—
Options converted to Tronox Limited in connection with the Transaction	(103,466)	122.81	9.59	0.7

Outstanding at June 30, 2012	—	$—	—	$—

(1)	Represents weighted average exercise price and weighted average remaining contractual life, as applicable.
(2)	Reflects aggregate intrinsic value based on the difference between the market price of the Company’s stock at June 30, 2012 and the options’ exercise price.

June 6, 2012 Grant

On June 6, 2012, the Company granted 30,000 stock options to employees to purchase shares of Tronox Incorporated common stock, which vest over a three year period.

Valuation and Cost Attribution Methods. Options’ fair value was determined on the date of grant using the Black-Scholes option-pricing model and is recognized in earnings on a straight-line basis over the employee service period of three years necessary to earn the awards, which is the vesting period. On June 6, 2012, Tronox Incorporated ran the Black-Scholes option-pricing model for the 30,000 options granted and used the following assumptions:

2012
Risk-free interest rate	0.94%
Expected dividend yield	0.0%
Expected volatility	55%
Expected term (years)	10.0
Per-unit fair value of options granted	$78.18

Tronox Incorporated used the fair market value and exercise price of $152.25, which was the closing price of Tronox Incorporated common stock, New York Stock Exchange symbol TROX.PK, recorded on June 6, 2012.

Expected Volatility — In setting the volatility assumption, Tronox Incorporated considered the most recent reported volatility of each compensation peer company. For the 2012 valuation, the peer company group included the following companies: Cabot Corporation, Celanese Corporation, Cliffs Natural Resources Inc., Cytec Industries Inc., Eastman Chemical Company, FMC Corporation, Freeport-McMoRan Copper & Gold Inc., Georgia Gulf Corporation, Huntsman Corporation, Kronos Worldwide, Inc., PPG Industries, Inc., Rockwood Holdings, Inc., RPM International Inc., The Sherwin-Williams Company, Southern Copper Corporation, The Valspar Corporation, W.R. Grace & Co, and Westlake Chemical Corporation.

Risk-free interest rate — Tronox Incorporated used a risk-free interest rate of 0.94%, which was the risk-free interest rate based on U.S. Treasury Strips available with maturity period consistent with expected life assumption.

January 2, 2012 Grant

On January 2, 2012, Tronox Incorporated granted 4,466 stock options to employees to purchase shares of Tronox Incorporated common stock, which vest over a three year period.

Valuation and Cost Attribution Methods. Options’ fair value was determined on the date of grant using the Black-Scholes option-pricing model and was recognized in earnings on a straight-line basis over the employee service period of three years necessary to earn the awards, which is the vesting period. On January 3, 2012, Tronox Incorporated ran the Black-Scholes option-pricing model for the 4,466 options granted and used the following assumptions:

2012
Risk-free interest rate	1.97%
Expected dividend yield	0.0%
Expected volatility	48.6%
Expected term (years)	10.0
Per-unit fair value of options granted	$73.89

Tronox Incorporated used the fair market value and exercise price of $123.00, which was the closing price of TROX.PK recorded on January 3, 2012.

Expected Volatility — In setting the volatility assumption, Tronox Incorporated considered the most recent reported volatility of each compensation peer company. For the 2012 valuation, the peer company group included the following companies: Cabot Corporation, Celanese Corporation, Chemtura Corporation, Cliffs Natural Resources Inc., Cytec Industries Inc., Eastman Chemical Company, FMC Corporation, Freeport-McMoRan Copper & Gold Inc., Georgia Gulf Corporation, Huntsman Corporation, Kronos Worldwide, Inc., The Lubrizol Corporation, Nalco Holding Company, PPG Industries, Inc., Rockwood Holdings, Inc., RPM International Inc., The Sherwin-Williams Company, Solutia Inc., Southern Copper Corporation, Teck Resources Limited, The Valspar Corporation, W.R. Grace & Co, and Westlake Chemical Corporation.

Risk-free interest rate — Tronox Incorporated used a risk-free interest rate of 1.97%, which was the yield of the ten year U.S. Treasury Note.

Predecessor

Upon emergence from bankruptcy, all predecessor common stock equivalents, including but not limited to stock options and restricted stock units of Tronox Incorporated were vested and immediately cancelled with the Plan.

Overview — Tronox Incorporated’s Long Term Incentive Plan (“LTIP”) authorized the issuance of shares of Tronox Incorporated common stock to certain employees and non-employee directors any time prior to November 16, 2015, in the form of fixed-price stock options, restricted stock, stock appreciation rights or performance awards. As of the Effective Date, all stock-based awards previously issued under the Predecessor’s LTIP plan vested and were immediately cancelled.

For the one month ended January 31, 2011, Tronox Incorporated recognized $0.1 million of compensation expense related to restricted stock-based awards, which was based on the fair value of the awards. During the one month ended January 31, 2011, the tax benefit associated with compensation expense had a corresponding offset to the valuation allowance, yielding no overall income tax benefit.

The following table summarizes information about restricted stock award, performance award and stock option activity for the one month ended January 31, 2011:

	Restricted Stock Awards & Stock Opportunity Grants		Performance Awards	Stock Options
Restricted Shares	Number of Shares	Fair Value(1)	Number Of Units	Number of Options	Price(2)	Contractual Life (Years)(2)	Intrinsic Value(3)
Balance at December 31, 2010	148,053	$4.92	2,689,150	1,152,408	$9.54	5.31	$9.54
Awards vested/cancelled	(148,053)	—	(2,689,150)	(1,152,408)	—	—	—

Balance at January 31, 2011	—	$—	—	—	$—	—	$—

(1)	Represents the weighted average grant date fair value.
(2)	Represents weighted average exercise price and weighted average remaining contractual life, as applicable.
(3)	Reflects aggregate intrinsic value based on the difference between the market price of the Company’s stock and the options’ exercise price.

21. Cash Flows Statement Data

Other noncash items included in the reconciliation of net income to net cash flows from operating activities include the following:

	Successor		Predecessor
	Six Months Ended June 30, 2012	Five Months Ended June 30, 2011	One Month Ended January 31, 2011
Accrued transfer taxes	$37.0	$—	$—
Amortization of fair value inventory step-up	23.6	—	—
Other net adjustments	1.3	1.1	(0.2)

Total	$61.9	$1.1	$(0.2)

Other, net, included in the reconciliation of net income to net cash flows from operating activities includes the following:

	Successor		Predecessor
	Six Months Ended June 30, 2012	Five Months Ended June 30, 2011	One Month Ended January 31, 2011
Pension and postretirement	$(25.0)	$—	$—
Other net adjustments	1.6	2.4	1.0

Total	$(23.4)	$2.4	$1.0

22. Pension and Other Postretirement Healthcare Benefits

Defined Benefit Retirement Plans

The Company is the sponsor of noncontributory defined benefit retirement plans in the United States, a contributory defined benefit retirement plan in the Netherlands and a U.S. contributory postretirement plan for health care insurance. Substantially all U.S. employees may become eligible for the postretirement healthcare benefits if they reach retirement age while working for the Company.

The components of net periodic pension and postretirement healthcare cost for the three months ended June 30, 2012 and 2011, and the six months ended June 30, 2012, five months ended June 30, 2011 and one month ended January 31, 2011 were as follows:

	Retirement Plans
	Successor				Predecessor
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Five Months Ended June 30, 2011	One Month Ended January 31, 2011
Net periodic cost:
Service cost	$0.1	$0.7	$1.3	$1.2	$0.2
Interest cost	4.6	5.8	10.9	9.7	1.9
Expected return on plan assets	(4.2)	(5.5)	(10.2)	(9.2)	(2.0)
Net amortization:
Net amortization — Actuarial (gain) loss	—	—	—	—	0.5

Net periodic cost	$0.5	$1.0	$2.0	$1.7	$0.6

	Postretirement Healthcare Plans
	Successor				Predecessor
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Five Months Ended June 30, 2011	One Month Ended January 31, 2011
Net periodic cost:
Service cost	$0.1	$0.1	$0.2	$0.1	$—
Interest cost	0.1	0.1	0.2	0.2	—
Net Amortization:
Net amortization — Prior service cost (credit)	—	—	—	—	(1.1)
Net amortization — Actuarial (gain) loss	—	—	—	—	0.1

Net periodic cost (income)	$0.2	$0.2	$0.4	$0.3	$(1.0)

Post-Employment Health Care

In connection with the Transaction, the Company provides post-employment health care benefits to certain Namakwa Sands employees, retired employees and their registered dependants. Members can participate in the Anglo Medical Scheme, Bonitas Medical Fund or Discovery Health Medical Scheme. The Company provides benefits as follow: (i) members employed before March 1, 1994 receive 100% post-retirement and death-in-service benefits, (ii) members employed on or after March 1, 1994 but before January 1, 2002 receive 2% per year of completed service subject to a maximum of 50% post-retirement and death-in-service benefits, and (iii) members employed on or after January 1, 2002 receive 0% post-retirement and death-in-service benefits.

As a result of the Transaction, the Company’s actuaries performed a valuation report as of May 31, 2012.

The post-employment health care liabilities have been valued by the Company’s independent actuaries using the Projected Unit Credit Method, which was used to determine the past-service liabilities at the valuation date and projected annual expense in the year following the valuation date.

The components of net periodic post-employment healthcare cost for the three and six months ended June 30, 2012 was less than $0.1 million.

The following key assumptions as of May 31, 2012 were used in the Company’s calculations:

Rate
Discount rate assumption	9.65%
Health care cost inflation assumption	8.15%

A 1% increase in the assumed health care cost trend rate for each future year would increase the past-service contractual liability at May 31, 2012 by 23.3%, while the aggregate of the service and interest cost components would increase by 24.3% million. A 1% decrease in the trend rate for each future year would reduce the past-service contractual liability at May 31, 2012 by 18.1%, while the aggregate of the service and interest cost components would decrease by 18.8%.

Expected Benefit Payments—The expected cash benefit payments for the next five years and in the aggregate for the years 2012 through 2017 are estimated to be less than $0.5 million.

23. Related Party Transactions

Prior to the Transaction Date, Tronox Incorporated conducted transactions with Exxaro Australia Sands Pty Ltd, Tronox Incorporated’s 50% partner in the Tiwest Joint Venture. Tronox Incorporated purchased, at open market prices, raw materials used in its production of TiO2, as well as Exxaro Australia Sands Pty Ltd’s share of TiO2 produced by the Tiwest Joint Venture. Tronox Incorporated also provided administrative services and product research and development activities, which were reimbursed by Exxaro. For the three months ended June 30, 2012 and 2011, Tronox Incorporated made payments of $90.0 million and $132.2 million, respectively, and received payments of $2.1 million and $1.7 million, respectively. For the six months ended June 30, 2012, five months ended June 30, 2011 and one month ended January 31, 2011, Tronox Incorporated made payments of $173.0 million, $144.9 million and $44.0 million, respectively, and received payments of $9.2 million, $3.7 million and nil, respectively. Subsequent to the Transaction Date, such transactions are considered intercompany transactions and are eliminated in consolidation.

24. Segment Information

Prior to the Transaction, Tronox Incorporated had one reportable segment representing its pigment business. The pigment segment primarily produced and marketed TiO2, and included heavy minerals production. The heavy minerals production was integrated with its Australian pigment plant, but also had third-party sales of minerals not utilized by its pigment operations. In connection with the Transaction, the Company acquired 74% of Exxaro’s South African mineral sands operations, including its Namakwa and KZN Sands mines, separation facilities and slag furnaces, along with its 50% share of the Tiwest Joint Venture in Western Australia. As such, the Company evaluated its new operations under ASC 280, Segments, and determined that the mineral sands operations qualify as a separate segment.

Subsequent to the Transaction, the Company has two reportable operating segments, minerals and pigment. The minerals segment includes the exploration, mining and beneficiation of mineral sands deposits, as well as heavy mineral production. These operations produce titanium feedstock, including ilmenite, chloride slag, slag fines and rutile, as well as pig iron and zircon. The pigment segment primarily produces and markets TiO2, and has production facilities in the United States, Australia, and the Netherlands. The Company’s corporate segment is comprised of corporate activities and businesses that are no longer in operation, as well as its electrolytic manufacturing and marketing operations, all of which are located in the United States.

Segment performance is evaluated based on segment operating profit (loss), which represents the results of segment operations before unallocated costs, such as general corporate expenses not identified to a specific segment, environmental provisions related to sites no longer in operation, income tax expense or benefit and other income (expense).

	Minerals	Pigment	Corporate And Other	Eliminations	Total
Successor: Three Months Ended June 30, 2012
Net Sales	$89.2	$348.0	$26.8	$(35.1)	$428.9
Income (Loss) from operations	39.8	41.5	(76.0)	15.2	20.5
Interest and debt expense					(13.0)
Other income (expense)					(3.6)
Gain on bargain purchase					1,061.1
Income (Loss) from Continuing Operations before Income Taxes					$1,065.0
Total Assets	$3,253.9	$1,738.9	$200.7	$(11.4)	$5,182.1
Depreciation, Depletion and Amortization	11.5	15.7	3.7	—	30.9
Capital Expenditures	14.1	8.7	4.0	—	26.8

Successor: Three Months Ended June 30, 2011
Net Sales	$40.1	$371.6	$31.6	$(15.0)	$428.3
Income (Loss) from operations	9.3	86.3	(11.0)	0.2	84.8
Interest and debt expense					(8.2)
Other income					(1.4)
Income from Continuing Operations before Income Taxes					$75.2
Total Assets	$226.9	$1,142.4	$186.8	$(1.9)	$1,554.2
Depreciation, Depletion and Amortization	4.8	13.1	3.2	—	21.1
Capital Expenditures	1.9	84.6	4.3	—	90.8

Successor: Six Months Ended June 30, 2012
Net Sales	$171.9	$710.3	$58.0	$(77.7)	$862.5
Income (Loss) from operations	91.0	150.6	(104.1)	(4.0)	133.5
Interest and debt expense					(20.9)
Other income (expense)					(5.0)
Gain on bargain purchase					1,061.1
Income (Loss) from Continuing Operations before Income Taxes					$1,168.7
Total Assets	$3,253.9	$1,738.9	$200.7	$(11.4)	$5,182.1
Depreciation, Depletion and Amortization	15.6	30.6	6.7	—	52.9
Capital Expenditures	19.5	15.4	12.6	—	47.5

Successor: Five Months Ended June 30, 2011
Net Sales	$63.9	$602.8	$55.8	$(27.1)	$695.4
Income (Loss) from operations	11.0	107.8	(15.6)	(0.6)	102.6
Interest and debt expense					(13.5)
Other income (expense)					(0.4)
Income (Loss) from Continuing Operations before Income Taxes					$88.7
Total Assets	$226.9	$1,142.4	$186.8	$(1.9)	$1,554.2
Depreciation, Depletion and Amortization	7.5	21.5	5.2	—	34.2
Capital Expenditures	2.7	98.5	5.9	—	107.1
Predecessor: January 1 through January 31, 2011
Net Sales	$7.6	$88.5	$14.5	$(3.0)	$107.6
Income (Loss) from operations	1.9	20.3	(1.4)	(0.9)	19.9
Interest and debt expense					(2.9)
Other income					1.6
Reorganization income					613.6
Income from Continuing Operations before Income Taxes					632.2
Total Assets	$221.0	$987.2	$241.3	$(1.4)	$1,448.1
Depreciation, Depletion and Amortization	0.6	2.7	0.8	—	4.1
Capital Expenditures	—	4.2	1.3	—	5.5

	Successor		Successor		Predecessor
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Five Months Ended June 30, 2011	One Month Ended January 31, 2011
Net Sales (1)
U.S. operations	$229.0	$218.3	$459.1	$356.2	$60.1
International operations:
Australia	118.2	139.9	243.0	222.2	32.4
The Netherlands	57.9	70.1	136.6	117.0	15.1
South Africa	23.8	—	23.8	—	—

Total	$428.9	$428.3	$862.5	$695.4	$107.6

Net Property, Plant and Equipment
U.S. operations	$186.9	$196.6	$186.9	$196.6	$164.4
International operations:
South Africa	717.7	—	717.7	—	—
Australia	588.0	268.4	588.0	268.4	104.1
The Netherlands	52.6	60.3	52.6	60.3	49.0

Total	$1,545.2	$525.3	$1,545.2	$525.3	$317.5

(1)	Based on country of production.

25. Subsequent Events

Effective August 1, 2012, Mr. Peter Johnston joined the Company’s Board of Directors. Mr. Johnston is the managing director and CEO of Minara Resources, one of Australia’s top nickel producers. He is also the chairman of the Minerals Council of Australia. Mr. Johnston replaces Mr. Logan Armstrong, who had served as a Director on an interim basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the information contained in Tronox Incorporated’s audited Consolidated Financial Statements for the years ended December 31, 2011, 2010 and 2009 and the related notes thereto. This discussion contains forward-looking statements that involve risks and uncertainties, and actual results could differ materially from those discussed in the forward-looking statements as a result of numerous factors. See “Cautionary Note Regarding Forward-Looking Statements.”

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain financial measures, in particular the presentation of Income from Operations, EBITDA and Adjusted EBITDA, which are not presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). We are presenting these non-U.S. GAAP financial measures because they provide us and readers of this quarterly statement with additional insight into our operational performance relative to earlier periods and relative to our competitors. We do not intend for these non-U.S GAAP financial measures to be a substitute for any U.S. GAAP financial information. Readers of these statements should use these non-U.S. GAAP financial measures only in conjunction with the comparable U.S. GAAP financial measures. Reconciliations of Income from Operations to Income from Continuing Operations, EBITDA and Adjusted EBITDA the most comparable U.S. GAAP measure, are provided herein.

Executive Overview

We are a global leader in the production and marketing of titanium bearing mineral sands and titanium dioxide pigment (“TiO2”). We are the third largest global producer and marketer of TiO2 manufactured via chloride technology, as well as the second largest global producer of titanium feedstock and the second largest global producer of zircon. We have global operations in North America Americas, Europe, South Africa and the Asia-Pacific region. We operate three TiO2 facilities at the following locations: Hamilton, Mississippi; Botlek, the Netherlands; and Kwinana, Western Australia representing approximately 465,000 tonnes of annual TiO2 production capacity. Additionally, we operate three separate mining operations: KwaZulu-Natal (“KZN”) Sands located in South Africa, Namakwa Sands located in South Africa and Cooljarloo Sands located in Western Australia, which have a combined annual production capacity of approximately 723,000 tonnes of titanium feedstock and approximately 265,000 tonnes of zircon.

We have two reportable operating segments, minerals and pigment. Our corporate segment is comprised of our electrolytic manufacturing and marketing operations and corporate and other, which is comprised of our corporate activities, as well as businesses that are no longer in operation.

The minerals segment includes the exploration, mining and beneficiation of mineral sands deposits. These operations produce titanium feedstock, including ilmenite, chloride slag, slag fines and rutile, as well as the co-products zircon, pig iron and activated charcoal. Titanium feedstock is used primarily to manufacture TiO2. Zircon is a mineral which is primarily used as an additive in ceramic glazes to provide whiteness, brightness and opacity, as well as to add hardness which makes the ceramic glazes more water, chemical, and abrasion resistant. Zircon is also used for the production of zirconium and zirconium chemicals, in refractories, as a molding sand in foundries and for TV glass, where it is noted for its structural stability at high temperatures and resistance to abrasive and corrosive conditions.

The pigment segment primarily produces and markets TiO2, and has production facilities in the United States, Australia, and the Netherlands. TiO2 is used in a wide range of products due to its ability to impart whiteness, brightness and opacity. TiO2 is used extensively in the manufacture of coatings, plastics and paper and in a wide range of other applications, including inks, fibers, rubber, food, cosmetics and pharmaceuticals. TiO2 is a critical component of everyday consumer applications due to its superior ability to cover or mask other materials effectively and efficiently relative to alternative white pigments and extenders. We believe that, at present, TiO2 has no effective substitute because no other white pigment has the physical properties for achieving comparable opacity and brightness or can be incorporated in as cost-effective a manner.

Acquisition of Exxaro Mineral Sands Operations

Consistent with our strategy to become a fully integrated global producer of TiO2 and mineral sands with global production facilities and sales and marketing presence throughout the world, we acquired 74% of Exxaro Resources Ltd’s (“Exxaro”) South African mineral sands operations, including its Namakwa and KZN Sands mines, separation and slag furnaces, along with its 50% share of the Tiwest Joint Venture in Western Australia (together the “mineral sands business”) (the “Transaction”). On June 15, 2012, the date of the Transaction (the “Transaction Date”), the existing business of Tronox Incorporated was combined with the mineral sands business under Tronox Limited.

The Transaction was effectuated in two primary steps. In the first step, Tronox Incorporated became a subsidiary of Tronox Limited, with Tronox Incorporated stockholders receiving one Class A ordinary share (“Class A Shares”) and $12.50 in cash (“Merger Consideration”) for each share of Tronox Incorporated common stock. In the second step, Tronox Limited issued 9,950,856 Class B ordinary shares (“Class B Shares”) stock to Exxaro and one of its subsidiaries in consideration for the mineral sands business. Upon completion of the Transaction, former Tronox Incorporated stockholders and Exxaro held 15,413,083 Class A Shares and 9,950,856 Class B Shares, respectively, representing approximately 60.8% and 39.2%, respectively, of the voting power in Tronox Limited. Exxaro retained a 26% ownership interest in the South African operations that are part of the mineral sands business in order to comply with the Black Economic Empowerment (“BEE”) legislation of South Africa.

Prior to the Transaction Date, Tronox Incorporated operated the Tiwest Joint Venture with Exxaro Australia Sands Pty Ltd., a subsidiary of Exxaro, which operated a chloride process TiO2 plant located in Kwinana, Western Australia (the “Kwinana Facility”), a mining operation in Cooljarloo, Western Australia, and a mineral separation plant and a synthetic rutile processing facility, both in Chandala, Western Australia. As noted above, in the second step, we acquired the mineral sands business, which was comprised of (i) 74% of Exxaro Sands and Exxaro TSA Sands in South Africa, and (ii) Exxaro’s 50.0% interest in the Tiwest Joint Venture. As such, as of the Transaction Date, we own 100% of the Tiwest Joint Venture.

We accounted for the Transaction using the acquisition method of accounting guidance for business combinations included in ASC 805, Business Combinations (“ASC 805”), which required recording assets and liabilities at fair value. The acquisition resulted in a bargain purchase gain of $1,061.1 million. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on the fair value of assets acquired and liabilities assumed, as well as the bargain purchase gain recorded.

Emergence from Chapter 11

On January 12, 2009 (the “Petition Date”), Tronox Incorporated and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). On November 30, 2010 (the “Confirmation Date”), the Bankruptcy Court confirmed (the “Confirmation Order”) the Debtors’ First Amended Joint Plan of Reorganization pursuant to Chapter 11 of the Bankruptcy Code, dated November 5, 2010 (as amended and confirmed, the “Plan”). Material conditions to the Plan were resolved during the period from the Confirmation Date until January 26, 2011. Subsequently, on February 14, 2011 (the “Effective Date”), Tronox Incorporated emerged from bankruptcy and continued operations as reorganized Tronox Incorporated.

The consummation of the Plan resulted in a substantial realignment of the interests in Tronox Incorporated between existing prepetition creditors and stockholders. As a result, Tronox Incorporated was required to adopt fresh-start accounting. Having resolved the material contingencies related to implementing the Plan on January 26, 2011 and due to the proximity to the end of month accounting period, which closed on January 31, 2011, Tronox Incorporated applied fresh-start accounting as of January 31, 2011. Tronox Incorporated evaluated the activity between January 26, 2011 and January 31, 2011 and, based upon the immateriality of such activity, concluded that the use of January 31, 2011 to reflect the fresh-start accounting adjustments was appropriate for financial reporting purposes. The use of the January 31, 2011 date is for financial reporting purposes only and does not affect the Effective Date of the Plan. Accordingly, the financial information set forth in this report, unless otherwise expressly set forth or as the context otherwise indicates, reflects the consolidated results of operations and financial condition of Tronox Incorporated and its subsidiaries on a fresh-start basis for the period following January 31, 2011 (“Successor”), and of Tronox Incorporated and its subsidiaries on a historical basis for the periods through January 31, 2011 (“Predecessor”).

Recent Developments

Stock Split Declared—On June 26, 2012, our Board of Directors approved a 5-to-1 stock split for holders of our Class A Shares and Class B Shares at the close of business on July 20, 2012, by issuance of four additional shares for each share of the same class.

Dividend Declared—On June 26, 2012, our Board of Directors declared a quarterly dividend of $1.25 per share on a pre-split basis to holders of our Class A Shares and Class B Shares, totaling $31.6 million, payable on August 13, 2012 to shareholders of record at the close of business on July 13, 2012. Additionally, our Board of Directors announced its intent to continue to pay a quarterly dividend.

Repurchase Authorized—On June 26, 2012, our Board of Directors authorized the repurchase of up to 2.5 million Class A Shares in open market transactions, which will be cancelled in accordance with Australian law. During the second quarter, we repurchased 17,000 Class A Shares at an average price of $120.75 per share for a total cost of $2.0 million. Subsequent to June 30, 2012, we repurchased an additional 164,800 Class A Shares at an average price of $115.61 per share for a total cost of $19.1 million.

UBS Revolver—On June 18, 2012, in connection with the closing of the Transaction, we entered into a global senior secured asset-based revolving credit agreement with UBS AG, Stamford branch (the “UBS Revolver”) with a maturity date of June 18, 2017. The UBS Revolver provides us with a committed source of capital with a principal borrowing amount of up to $300.0 million, subject to a borrowing base.

Refinancing of the Wells Revolver— On February 8, 2012, Tronox Incorporated amended the Wells Revolver to facilitate the Transaction while keeping the revolver in force. On June 18, 2012, in connection with the Transaction, we utilized the UBS Revolver to refinance the $125.0 million senior secured credit agreement with Wells Fargo Capital Finance, LLC (the “Wells Revolver”).

ABSA Revolver—In connection with the Transaction, we entered into a R900.0 million revolving credit facility with ABSA Bank Limited acting through its ABSA Capital Division with a maturity date of June 14, 2017 (the “ABSA Revolver”).

Term Loan Draw Down—On June 14, 2012, in connection with the closing of the Transaction, we drew down the $150.0 million on the Senior Secured Delayed Draw Term Loan (as discussed below).

Exit Facility Refinancing—On February 8, 2012, Tronox Incorporated refinanced its $425.0 million exit facility due October 21, 2015 (the “Exit Financing Facility”), and obtained a new Goldman Sachs facility comprised of a $550.0 million Senior Secured Term Loan and a $150.0 million Senior Secured Delayed Draw Term Loan (together, the Term Facility). The Term Facility expressly permits the Transaction and, together with existing cash, is expected to fund the cash needs of the combined business, including any cash needs arising from the Transaction.

Business Environment

The following discussion includes trends and factors that may affect future operating results.

Supply and Demand–Historically, the majority of our revenue has come from the sale of TiO2 (82% and 86% in the six months ended June 30, 2012 and 2011, respectively). During the first half of 2012, we saw a softening of sales volumes due to simultaneous market weakness in China, Europe and North America. While we are encouraged by signs of recovery in U.S. housing and increasingly stimulative national policy in China, we are not forecasting strengthening pigment sales volumes for the second half of 2012.

We believe that our ore supply puts us at a strategic advantage, as we believe we are the only participant in this market that has the capacity to produce up to 40% more titanium feedstock than our pigment operations require. This allows us to balance our consumption and ore sales in ways that no other provider can. Our supply volume means that we expect to strengthen our margins by selling ore directly into the market and by consuming ore at the cost of extraction for our pigment business.

Raw Materials–Titanium feedstock ore, the primary raw materials used in the production of TiO2, experienced a significant rise in price during 2011 and continuing in the first half of 2012. The vertical integration of titanium feedstock and TiO2 production provides us with a secure and cost competitive supply of high grade titanium feedstock over the long term. We believe that because we intend to continue to purchase feedstock from third party suppliers and sell feedstock to third party customers, both the financial impact of changes in the feedstock market and our assurance of feedstock supply will place us at an advantage relative to our competitors. This will provide us with a competitive advantage in customer contracting and production reliability as well as create strategic opportunities to utilize different grades of ore at the appropriate times based on industry conditions.

Pricing–During the second quarter, average selling prices of TiO2 were essentially level to those of the first quarter of 2012. Given the softening of sales volumes in our pigment segment, we are forecasting modest price declines in average global pigment markets in the second half of 2012.

However, with the exception of zircon sales, we anticipate that sales volumes of our other mineral sands products will remain steady and, as such, prices will be higher in the second half of 2012 compared to 2011. As the largest vertically integrated company in our industry, we now benefit from the same rising ore prices that TiO2 producers will face as advantaged ore contracts expire. We believe that we are built to optimize market swings on either side of the supply chain and are well positioned to thrive in changing market conditions.

Seasonality—The demand for TiO2 during a given year is subject to seasonal fluctuations. TiO2 sales are generally higher in the second and third quarters of the year primarily due to the increase in paint production to meet demand resulting from the spring and summer painting season in North America and Europe.

Currency Exchange Rates—The financial condition and results of operations of our operating entities in the Netherlands, South Africa and Australia are reported in various foreign currencies and then converted into U.S. dollars at the applicable exchange rate for inclusion in our unaudited condensed consolidated financial statements. As a result, any volatility of the U.S. dollar against these foreign currencies creates uncertainty for and may have a positive or negative impact on reported sales and operating margin. During 2012, we experienced unfavorable foreign currency effects. Foreign currency effects appear in our financial statements in several ways. First, they impact reported amounts of revenues and expenses and are embedded in each line item of the financial statements. Second, for changes in reported asset and liability amounts, changes are reported in either other income (expense) on the unaudited Condensed Consolidated Statements of Operations or in cumulative translation adjustments in “Accumulated other comprehensive income (loss)” on the unaudited Condensed Consolidated Balance Sheets.

Competition—Each of the markets in which we compete is highly competitive. Competition in the pigment industry is based on a number of factors such as price, product quality and service. We face significant competition from major international and smaller regional competitors. Our pigment business competes with numerous smaller, regional producers, including producers in China that have expanded their sulfate TiO2 production capacity during the previous five years. Our most significant competitors include major chemical and materials manufacturers and diversified companies, a number of which have substantially larger financial resources, greater personnel and larger facilities than we do. However, as a result of the projected limited availability of high grade feedstocks, we do not foresee significant chloride TiO2 production capacity increases in the near term future. Additionally, DuPont is the only major producer to have announced plans to evaluate future brownfield expansion of a plant in North America and their continued pursuit of a greenfield expansion in China.

Zircon producers generally compete on the basis of price, quality, logistics, delivery and payment terms and consistency of supply. We believe we have a competitive advantage over our competition due to quality, long-term relationships with customers and product range, however, our primary competitive disadvantage relative to our major competitors is our distance from our main consumers (i.e., Asia and Europe).

Environmental—We currently report and manage greenhouse gas (“GHG”) emissions as required by law for sites located in areas (European Union/Australia) requiring such managing and reporting. While the United States has not adopted any federal climate change legislation, the EPA has introduced some GHG programs. For example, under the EPA’s GHG “Tailoring Rule,” expansions or new construction could be subject to the Clean Air Act’s Prevention of Significant Deterioration (“PSD”) requirements. Some of our facilities are currently subject to GHG emissions monitoring and reporting. Changes or additional requirements due to GHG regulations could impact our capital and operating costs. However, it is not possible at the present time to estimate any financial impacts to these U.S. operating sites. Also, some in the scientific community believe that increasing concentrations of GHGs in the atmosphere may result in climatic changes. Depending on the severity of climatic changes, our operations could be adversely affected. The Western Australian operations are subject to a new Australian carbon tax law that went into effect in July 2012, resulting in an estimated A$10.0 million impact annually.

Consolidated Results of Operations

The following discussions present the results of operations for the periods indicated. References to 2011 refer to the combined six month period ended June 30, 2011, which include the Successor period and the Predecessor period, unless otherwise indicated.

Net Sales

	Successor			Successor		Predecessor
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Quarter Change	Six Months Ended June 30, 2012	Five Months Ended June 30, 2011	One Month Ended January 31, 2011	YTD Change
Net Sales	$428.9	$428.3	$0.6	$862.5	$695.4	$107.6	$59.5

•

Net sales increased less than 1% during the second quarter of 2012 as compared to the second quarter of 2011 and 7% during the six months ended June 30, 2012 as compared to the combined six month period ended June 30, 2011.

•

The majority of our revenue has come from the sale of TiO2, 81% and 87% in the second quarter of 2012 and 2011, respectively, and 82% and 86% in the six months ended June 30, 2012 and 2011, respectively.

•	The acquired businesses contributed $25.9 million to consolidated net sales for the two-week period following the close of the Transaction on June 15, 2012.

•	During the first half of 2012, we experienced decreased sales volumes in both the minerals and pigment businesses due to simultaneous market weakness in China, Europe, and North America.

•

The increases in net sales for the three and six months ended June 30, 2012 and 2011 as compared to the three and six months ended June 30, 2011 reflect higher prices in all of our businesses offset by lower sales volumes.

•

The impact of foreign currency exchange rate changes decreased net sales by $8.8 million during the second quarter of 2012 as compared to the second quarter of 2011 and $27.0 million during the six months ended June 30, 2012 as compared to the combined six month period ended June 30, 2011.

An analysis of net sales for each business unit is included in the “Operations Review of Segment Revenue and Profit” section below.

Cost of Goods Sold

	Successor			Successor		Predecessor
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Quarter Change	Six Months Ended June 30, 2012	Five Months Ended June 30, 2011	One Month Ended January 31, 2011	YTD Change
Cost of goods sold	$306.1	$309.9	$(3.8)	$582.4	$539.7	$82.3	$(39.6)
Cost of goods sold as a percentage of net sales	71.4%	72.4%		67.5%	77.6%	76.5%
Gross margin percentage	28.6%	27.6%		32.5%	22.4%	23.5%

•

Cost of goods sold decreased 1% during the second quarter of 2012 as compared to the second quarter of 2011 and 6% during the six months ended June 30, 2012 as compared to the combined six month period ended June 30, 2011.

•

The decreases in cost of goods sold for the three and six months ended June 30, 2012 as compared to the combined three and six months ended June 30, 2011 reflect higher costs, primarily for raw materials and chemical products, offset by a decrease in production volumes. During the first half of 2012, we have reduced production in response to decreased sales volumes, which are primarily due to customer destocking and global economic concerns.

•

Unfavorable exchange rate changes primarily due to movements in the Australian dollar versus the U.S dollar increased cost of sales by $8.8 million during the second quarter of 2012 as compared to the second quarter of 2011 and $24.5 million during the six months ended June 30, 2012 as compared to the combined six month period ended June 30, 2011.

Selling, General and Administrative Expenses

	Successor			Successor		Predecessor
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Quarter Change	Six Months Ended June 30, 2012	Five Months Ended June 30, 2011	One Month Ended January 31, 2011	YTD Change
Selling, general and administrative expenses	$102.3	$37.9	$64.4	$146.6	$57.4	$5.4	$83.8

•

Selling, general and administrative expenses increased over 100% during the second quarter of 2012 as compared to the second quarter of 2011 and during the six months ended June 30, 2012 compared to the combined six month period ended June 30, 2011.

•

The increase was primarily due to costs associated with the mineral sands operations and acquisition, including the vesting of stock awards, taxes on the transfer of property ownership in South Africa and Australia, legal and professional fees and financing fees.

•	Stock awards accounted for $17.6 million and $21.4 million in the quarter and six months ended June 30, 2012, respectively.
•

Legal and professional fees and other one-time costs related to the Transaction amounted to approximately $16.6 million during the second quarter of 2012 and approximately $27.2 million during the six months ended June 30, 2012.

•	Stamp duty taxes amounted to $37.1 million recorded in the second quarter of 2012 related to stamp duty taxes payable based upon the transfer of the mineral sands business to Tronox.
•

Depreciation and amortization increased $0.4 million during the second quarter of 2012 as compared to the second quarter of 2011 and $2.3 million during the six months ended June 30, 2012 compared to the combined six month period ended June 30, 2011. The increase during the six months ended June 30, 2012 compared to the combined six months ended June 30, 2011 is due to six months of amortization of intangible assets in 2012 versus only five months in 2011 and the amortization of internal-use software during 2012, as well as additional depreciation on fixed assets acquired in the Transaction.

•

Other costs decreased approximately $3.6 million during the second quarter of 2012 as compared to the second quarter of 2011 and approximately $10.9 million during the six months ended June 30, 2012 compared to the combined six month period ended June 30, 2011.

Provision for environmental remediation and restoration

Provision for environmental remediation and restoration was income of $4.3 million during the second quarter of 2011 and the six months ended June 30, 2011 as a result of additional reimbursements received under the Predecessor’s environmental insurance policy related to its remediation efforts at the Henderson, Nevada site.

Interest and Debt Expense

	Successor				Predecessor
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Five Months Ended June 30, 2011	One Month Ended January 31, 2011
Interest and debt expense	$(13.0)	$(8.2)	$(20.9)	$(13.5)	$(2.9)

Interest and debt expense increased $4.8 million, or 59% during the second quarter of 2012 as compared to the second quarter of 2011 and $4.5 million, or 27% during the six months ended June 30, 2012 as compared to the combined six month period ended June 30, 2011. The increase is primarily attributable to an increase in amortization of deferred debt issuance costs to $5.5 million in the second quarter of 2012 from $0.2 million in the second quarter of 2011, and $6.3 million in the six months ended June 30, 2012 compared to $0.6 million in the six months ended June 30, 2011. In connection with obtaining the Term Facility, we incurred debt issuance costs of $17.5 million, of which $5.5 million was paid in 2011 and $12.0 million was paid in 2012. Additionally, in connection with the refinancing of the Wells Revolver, we recognized $3.4 million of debt issuance costs during the second quarter of 2012.

See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on interest and debt expense.

Other income (expense)

Other expense increased $2.2 million, to an expense of $3.6 million for the second quarter of 2012 from an expense of $1.4 million for the second quarter 2011. The expense was primarily the result of foreign currency losses of $2.5 million during the second quarter of 2012 compared to losses of $1.7 million during the second quarters of 2011. The remaining expense is attributable to increases and decreases in other miscellaneous items such as interest income and other non-operating income.

Other expense increased $6.2 million, to an expense of $5.0 million for the six months ended June 30, 2012 from income of $1.2 million for the combined six months ended June 30, 2011. The change was primarily due to foreign currency losses of $4.7 million during 2012 compared to foreign currency gains of $0.7 million in 2011. The remaining increase is attributable to increases and decreases in other miscellaneous items such as interest income and other non-operating income.

Gain on Bargain Purchase

The acquisition of the mineral sands business resulted in a one-time gain on bargain purchase, which was based on the estimated fair value of the assets and liabilities assumed and was a result of the net fair value of assets acquired exceeding the purchase price. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements.

Reorganization income

Tronox Incorporated recognized reorganization income of $613.6 million during the six months ended June 30, 2011. The 2011 income was primarily the result of the application of fresh-start accounting as of January 31, 2011, which resulted in a $659.1 million gain being recognized due to implementation of fresh-start accounting and the discharge of debt and satisfaction of claims that was only partially offset by $45.5 million of reorganization items including legal and professional fees, claims adjustments and other fees related to the rights offering and debt financing. As of emergence from bankruptcy, Tronox Incorporated no longer reports reorganization expense. Any residual reorganization costs are primarily included in selling, general and administrative expenses.

Income Tax Provision

	Successor			Successor		Predecessor
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Quarter Change	Six Months Ended June 30, 2012	Five Months Ended June 30, 2011	One Month Ended January 31, 2011	YTD Change
Income tax benefit (provision)	$106.9	$(9.0)	$115.9	$89.5	$(12.3)	$(0.7)	$102.5
Effective tax rate on pre-tax income	(10.0)%	12.0%		(7.7)%	13.9%	0.1%

The negative effective tax rates for the 2012 Successor periods differ from the U.S. statutory rate of 35% primarily as a consequence of re-domiciling in Australia. Because the Australian tax laws provide for a resetting of the tax basis of the business assets to market value, we recorded a tax benefit related to this market value basis adjustment. The overall tax benefit from this basis adjustment was partially offset by a valuation allowance established for the portion of the tax benefit which we believe will not be realized. Because this basis change did not pertain to an entity acquired in the Transaction, this net tax benefit was recorded through tax expense and did not impact our gain on bargain purchase.

Additionally, the 2012 Successor periods shown above were impacted by valuation allowances in the United States, income in foreign jurisdictions taxed at rates lower than 35%, and the gain on bargain purchase which was recorded net of the financial tax impact and is not subject to income tax in any jurisdiction.

The effective tax rates for the 2011 Successor periods differ from the U.S. statutory rate of 35% primarily due to valuation allowances in the United States and income in foreign jurisdictions taxed at rates lower than 35%. In the one month ended January 31, 2011, the effective tax rate for the Predecessor period differs from the U.S. statutory rate of 35% primarily due to fresh start adjustments, which were recorded net of tax. Additionally, the Predecessor period effective tax rate was impacted by valuation allowances in multiple jurisdictions and income in foreign jurisdictions taxed at rates lower than 35%.

Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA, which are used by management to measure performance, are non-GAAP financial measures. Management believes that EBITDA is useful to investors, as it is commonly used in the industry as a means of evaluating operating performance. Management believes that adjusted EBITDA is useful to investors because it is used in the company’s debt instruments to determine compliance with financial covenants. Both EBITDA and Adjusted EBITDA are included as a supplemental measure of our operating performance because they eliminate items that have less bearing on operating performance and highlight trends in the core business that may not otherwise be apparent when relying solely on GAAP financial measures. In addition, Adjusted EBITDA is one of the primary measures management uses for planning and budgeting processes and to monitor and evaluate financial and operating results. EBITDA and Adjusted EBITDA are not recognized terms under GAAP and do not purport to be an alternative to measures of our financial performance as determined in accordance with GAAP, such as net income (loss). Because other companies may calculate EBITDA and Adjusted EBITDA differently than we do, EBITDA may not be, and Adjusted EBITDA as presented herein is not, comparable to similarly titled measures reported by other companies.

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Successor				Predecessor
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Five Months Ended June 30, 2011	One Month Ended January 31, 2011
Net income	$1,171.9	$66.2	$1,258.2	$76.4	$631.3
Interest and debt expense	13.0	8.2	20.9	13.5	2.9
Income tax provision (benefit)	(106.9)	9.0	(89.5)	12.3	0.7
Depreciation and amortization expense	30.9	21.1	52.9	34.2	4.1

EBITDA	1,108.9	104.5	1,242.5	136.4	639.0
Gain on bargain purchase	(1,061.1)	—	(1,061.1)	—	—
Gain on fresh-start accounting	—	—	—	—	(659.1)
Reorganization expense associated with bankruptcy(a)	—	—	—	—	45.5
Fresh-start inventory mark-up	—	3.4	—	35.5	—
Amortization of inventory step-up from purchase accounting	23.6	—	23.6	—	—
Provision for environmental remediation and restoration, net of reimbursements	—	(4.3)	—	(4.3)	—
Stock-based compensation	20.5	3.2	27.2	6.1	—
Foreign currency remeasurement	1.6	2.1	0.8	2.0	(1.3)
Transaction costs and financial statement restatement costs (b)	50.5	8.4	59.5	9.4	—
Other items(c)	2.2	2.3	5.1	3.6	0.2

Adjusted EBITDA	$146.2	$119.6	$297.6	$188.7	$24.3

(a)	Tronox Incorporated incurred costs related to the Chapter 11 bankruptcy proceedings. These items include cash and non-cash charges related to contract terminations, prepetition obligations, DIP financing costs, legal and professional fees.
(b)	In the three and five months ended June 30, 2011, transaction costs and financial statement restatement costs include expenses related to the Transaction, fresh-start accounting fees, costs associated with restating Tronox Incorporated’s environmental reserves and the auditing of the historical financial statements. Costs associated with the Transaction include professional fees related to due diligence and transaction advice as well as investment banking fees. Additionally, Tronox Incorporated incurred legal fees associated with the exit from bankruptcy and the Transaction. In the three and six months ended June 30, 2012, transaction costs consist of costs associated with the acquisition of the mineral sands business, including banker fees, legal and professional fees, as well as costs associated with the preparation and amending of the registration statement on Form S-4 filed with the SEC in connection with the Transaction and costs associated with the integration of the mineral sands business that will occur after the closing of the Transaction.
(c)	Includes noncash pension and postretirement healthcare costs and accretion expense.

Operations Review of Segment Revenue and Profit

The following discussions present the results of operations for the periods indicated. References to 2011 refer to the combined six month period ended June 30, 2011, which include the Successor period and the Predecessor period, unless otherwise indicated.

Net Sales

	Successor			Successor		Predecessor
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Quarter Change	Six Months Ended June 30, 2012	Five Months Ended June 30, 2011	One Month Ended January 31, 2011	YTD Change
Minerals segment	$89.2	$40.1	$49.1	$171.9	$63.9	$7.6	$100.4
Pigment segment	348.0	371.6	(23.6)	710.3	602.8	88.5	19.0
Corporate and Other	26.8	31.6	(4.8)	58.0	55.8	14.5	(12.3)
Eliminations	(35.1)	(15.0)	(20.1)	(77.7)	(27.1)	(3.0)	(47.6)

Net Sales	$428.9	$428.3	$0.6	$862.5	$695.4	$107.6	$59.5

Minerals segment

•

Net sales increased $49.1 million, or over 100%, during the second quarter of 2012 as compared to the second quarter of 2011 and $100.4 million, or over 100% during the six months ended June 30, 2012 as compared to the combined six month period ended June 30, 2011. Ore volumes and pricing remained strong during the second quarter, while the demand for zircon decreased.

•	The acquired businesses contributed $30.5 million of mineral segment net sales during the two-week period following the closing of the Transaction on June 15, 2012.

•

The remaining increase of $18.6 million during the second quarter of 2012 as compared to the second quarter of 2011 was primarily comprised of a $39.6 million increase in sales prices on the existing business, offset by a $20.6 million decrease in sales volumes on the existing business.

•

The remaining increase of $69.9 million during the six months ended June 30, 2012 as compared to the combined six month period ended June 30, 2011 was primarily comprised of a $119.4 million increase in sales prices on the existing business, offset by a $48.5 million decrease in sales volumes on the existing business.

•

Mineral products sales prices increased during the second quarter of 2012 as compared to the second quarter of 2011 and during the six months ended June 30, 2012 as compared to the combined six month period ended June 30, 2011 due to increased demand as a result of broad trends in urbanization and industrial development in emerging markets, principally China. The rutile price per ton increased over 100% during the second quarter of 2012 as compared to the second quarter of 2011 and during the six months ended June 30, 2012 as compared to the combined six month period ended June 30, 2011 while the zircon price per ton increased approximately 50% during the second quarter of 2012 as compared to the second quarter of 2011 and approximately 65% during the six months ended June 30, 2012 as compared to the combined six month period ended June 30, 2011.

•

Mineral products volumes decreased quarter-over-quarter and year-over-year due to market conditions. Rutile volumes sold decreased approximately 43% quarter-over-quarter and approximately 36% year-over-year, while the zircon volumes sold decreased approximately 30% quarter-over-quarter and approximately 50% year-over-year.

Pigment segment

•	Pigment segment net sales decreased 6% quarter-over-quarter and increased 3% year-over-year.

•

The decrease of $23.6 million during the second quarter of 2012 as compared to the second quarter of 2011 was comprised of a $74.9 million increase in sales prices, offset by a $89.7 million decrease in sales volumes and an $8.8 million unfavorable impact of foreign currency exchange rate change.

•

The increase of $19.0 million during the six months ended June 30, 2012 as compared to the combined six months ended June 30, 2011 was primarily comprised of a $187.6 million increase in sales prices, offset by a $141.7 million decrease in sales volumes and a $27.0 million unfavorable impact of foreign currency exchange rate change. Other revenue increased $0.1 million.

•

Pigment pricing, excluding the impact of foreign currency exchange rates, increased 27% over the second quarter last year and 34% over the prior year-to-date period. Increased sales prices are primarily due to the supply and demand balance in TiO2 markets, which has enabled us to pass through price increases to our customers primarily in 2011, which we have maintained in 2012.

•

TiO2 sales volumes decreased 24% during the second quarter of 2012 as compared to the second quarter of 2011 and 21% during the six months ended June 30, 2012 as compared to the combined six month period ended June 30, 2011 primarily as a result of destocking among customers, along with weaker global economic conditions.

Corporate and Other

•

Net sales decreased $4.8 million, or 15% during the second quarter of 2012 as compared to the second quarter of 2011 and $12.3 million, or 17% during the six months ended June 30, 2012 as compared to the combined six month period ended June 30, 2011.

•

Corporate and other includes our electrolytic manufacturing business. Electrolytic and other chemical products net sales decreased $3.3 million during the second quarter of 2012 as compared to the second quarter of 2011 and $7.4 million during the six months ended June 30, 2012 as compared to the combined six month period ended June 30, 2011. The decrease in sales was primarily due to decreases in volumes sold of sodium chlorate and electrolytic manganese dioxide (“EMD”), offset by higher prices due to maintaining price increases despite competitive conditions.

Income from Operations

The following table presents results of operations for the periods indicated. References to 2011 refer to the combined six month period ended June 30, 2011, which include the Successor period and the Predecessor period, unless otherwise indicated.

	Successor			Successor		Predecessor
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Quarter Change	Six Months Ended June 30, 2012	Five Months Ended June 30, 2011	One Month Ended January 31, 2011	YTD Change
Minerals segment	$39.8	$9.3	$30.5	$91.0	$11.0	$1.9	$78.1
Pigment segment	41.5	86.3	(44.8)	150.6	107.8	20.3	22.5
Corporate and Other	(76.0)	(11.0)	(65.0)	(104.1)	(15.6)	(1.4)	(87.1)
Eliminations	15.2	.2	15.0	(4.0)	(0.6)	(0.9)	(2.5)

Income from operations	20.5	84.8	(64.3)	133.5	102.6	19.9	11.0
Interest and debt expense	(13.0)	(8.2)		(20.9)	(13.5)	(2.9)
Other income (expense)	(3.6)	(1.4)		(5.0)	(0.4)	1.6
Gain on bargain purchase	1,061.1	—		1,061.1	—	—
Reorganization income	—	—		—	—	613.6

Income from Continuing Operations before Taxes	1,065.0	75.2		1,168.7	88.7	632.2

Eliminations	106.9	(9.0)		89.5	(12.3)	(0.7)

Income from Continuing Operations	$1,171.9	$66.2		$1,258.2	$76.4	$631.5

Minerals segment

•

Income from operations increased $30.5 million during the second quarter of 2012 as compared to the second quarter of 2011 and $78.1 during the six months ended June 30, 2012 as compared to the combined six month period ended June 30, 2011.

•	The acquired businesses contributed $4.4 million of income from operations during 2012.

•

The remaining increase of $27.2 million during the second quarter of 2012 as compared to the second quarter of 2011 and $56.2 million during the six months ended June 30, 2012 as compared to the combined six month period ended June 30, 2011 is attributable to increased revenues offset by increased cost of goods sold.

•

The increase in minerals profitability during the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011 is primarily due to higher selling prices, specifically for higher grade materials synthetic rutile and natural rutile as well as for zircon. Higher prices are partially offset by lower sales volumes in part due to the decrease in zircon volumes when compared to last year.

Pigment segment

•

Income from operations decreased $44.8 million, or 52% during the second quarter of 2012 as compared to the second quarter of 2011 and increased $22.5 million, or 18% during the six months ended June 30, 2012 as compared to the combined six month period ended June 30, 2011.

•	During the second quarter of 2012 as compared to the second quarter of 2011 income from operations decreased $44.8 million primarily due to:

•	Decreased revenues of $23.6 million (as discussed above).

•

Increased cost of goods sold of $16.9 million primarily comprised of increased production costs of $79.9 million primarily due to an increase in ore and other input costs and $6.8 million of inventory fair value step-up related to the Transaction, partially offset by lower sales volumes of $61.4 million.

•	Unfavorable foreign currency effects contributed $7.3 million.

•	Freight and warehousing costs, which are included in cost of goods sold, decreased $1.0 million primarily due to lower sales volumes.

•	Selling, general and administrative expenses increased $5.1 million, and include the pigment segment’s share of stock compensation and increased variable compensation, as discussed above.

•	During the six months ended June 30, 2012 as compared to the combined six month period ended June 30, 2011 income from operations increased $22.5 million primarily comprised of:

•	Increased revenues of $19.0 million (as discussed above).

•

Decreased cost of goods sold of $5.0 million primarily due to lower sales volumes of $103.6 million partially offset by increased productions costs of $116.8 million primarily due to an increase in ore and other input prices and inventory fair value step-up related to the Transaction of $6.8 million.

•	Unfavorable foreign currency effects contributed $22.6 million.

•	Freight and warehousing costs, which are included in cost of goods sold, decreased $2.4 million.

•

Selling, general and administrative expenses increased $3.3 million, and include the pigment segment’s share of stock compensation and increased variable compensation, pension and postretirement healthcare benefits and agent commissions.

Corporate and Other

•	During the second quarter of 2012 as compared to the second quarter of 2011 income from operations decreased $65.0 million primarily comprised of:

•	Decreased revenues of $4.6 million (as discussed above) and increased cost of goods sold of $0.3 million.

•	Selling, general and administrative expenses increased $56.0 million.

•	Included in selling, general and administrative expenses are:

•

Costs associated with the acquisition of the mineral sands business, including banker fees, legal and professional fees, as well as costs associated with the preparation and amending of the Form S-4 and costs associated with the integration of the mineral sands business that will occur after the closing of the transaction.

•	Amortization of TiO2 technology, trade names, and in-process research and development intangible assets.

•	During the six months ended June 30, 2012 as compared to the combined six month period ended June 30, 2011 income from operations decreased $87.1 million primarily comprised of:

•	Decreased revenues of $12.0 million (as discussed above) and increased cost of goods sold of $5.8 million.

•	Selling, general and administrative expenses increased $77.0 million.

•	Included in selling, general and administrative expenses are:

•

Costs associated with the acquisition of the mineral sands business, including banker fees, legal and professional fees, as well as costs associated with the preparation and amending of the Registration Statement on Form S-4 and costs associated with the integration of the mineral sands business that will occur after the closing of the Transaction.

•	Amortization of TiO2 technology, trade names, and in-process research and development intangible assets.

Financial Condition and Liquidity

The following table provides information for the analysis of our historical financial condition and liquidity:

	June 30, 2012	December 31, 2011
	(Millions of dollars)
Cash and cash equivalents	$185.9	$154.0
Working capital(1)	$1,321.6	$488.1
Total assets	$5,182.1	$1,657.4
Total long-term debt	$720.7	$427.3

(1)	Represents excess of current assets over current liabilities.

As of June 30, 2012, our total liquidity was $540.1 million, which was comprised of $269.8 million available under the $300.0 million UBS Revolver, $84.4 million available under the ABSA Revolver and $185.9 million in cash and cash equivalents. As of June 30, 2012, we had $24.1 million drawn on the ABSA Revolver and a $30.2 million of letter of credit issued against the UBS Revolver. In the first half of 2012, cash and cash equivalents increased $31.9 million, reflecting the refinancing of our $425.0 million Exit Financing Facility to a $700.0 million Term Loan, partially offset by cash used in operations, costs associated with the acquisition of the mineral sands business, and cash used to pay the fees associated with the refinancing.

Changes in working capital were affected by the following:

•

Increases in accounts receivables. Our average days sales outstanding increased to 92.7 days at June 30, 2012 from 63.5 days at December 31, 2011 primarily due to the timing of sales and higher selling prices.

•	Increased inventory, which reflects the increased cost of raw materials and therefore finished goods inventory.

At June 30, 2012, we held cash and cash equivalents in the respective jurisdictions: United States $80.5 million, Europe $25.1 million, South Africa $17.9 million, and Australia $62.4 million. Our credit facilities limit transfers of funds from subsidiaries in the United States to foreign subsidiaries. Foreign subsidiaries do not have limits on transferring funds to the United States or between themselves. We have in place intercompany financing agreements that enable the movement of cash to the United States, if needed.

Our Board of Directors announced its intent to continue to pay a regular quarterly dividend. The use of our cash will also include servicing our interest and debt repayment obligations, making pension contributions and funding certain capital expenditures for innovative initiatives, productivity enhancements and maintenance and safety requirements. Further, we anticipate new debt financing between $650 million and $1.0 billion in the second half of 2012 to normalize our capital structure. The timing of such debt offering is contingent on various factors, including credit market conditions.

Cash Flows

The following table presents cash flow for the periods indicated:

	Successor		Predecessor
	Six Months Ended June 30, 2012	Five Months Ended June 30, 2011	One Month Ended January 31, 2011
Net cash (used in) provided by operating activities	$(46.5)	$115.9	$(283.1)
Net cash provided by (used in) investing activities	67.3	(99.1)	(5.5)
Net cash provided by financing activities	8.4	11.6	207.6
Effect of exchange rate changes on cash	2.7	(2.3)	0.3

Net increase (decrease) in cash and cash equivalents	$31.9	$26.1	$(80.7)

Cash Flows from Operating Activities - Cash flows from operating activities for the six months ended June 30, 2012 were a use of funds of $46.5 million compared to a use of funds of $167.2 million for the six months ended June 30, 2011. The use of funds during 2012 was primarily attributable to increased inventories, as a result of increased raw material prices and a slow down in demand partially offset by positive operating results due to pricing. The source of funds in the five months ended June 30, 2011 reflects the strong operating performance during 2011 as pricing increased throughout the year, while the use of funds during the one month ended January, 31, 2011, reflects our emergence from bankruptcy, including the funding of the environmental and tort trusts, the payment of claims and professional fees in cash, and clearance of our liabilities subject to compromise.

Cash Flows from Investing Activities - Net cash provided by investing activities during 2012 primarily reflects $114.8 million of cash received in the Transaction, offset by $47.5 million of capital expenditures. Capital expenditures for the remainder of 2012 are expected to be in the range of $60.0 million to $80.0 million.

Cash Flows from Financing Activities—Net cash provided by financing activities was $8.4 million compared $219.2 million in 2011.

Cash inflows were comprised of the following:

•	Refinance the Exit Facility with a $700.0 million Term Facility, less a $7.0 million discount, resulting in a cash inflow of $693.0 million; and

•	Draw down of $30.0 million on the Wells Revolver, $30.0 million on the UBS Revolver and $24.1 million on the ABSA Revolver.

Cash outflows were primarily comprised of the following:

•	Repayment of the Exit Financing Facility of $420.8 million;

•	Repayment of $30.0 million on the Wells Revolver and $30.0 million on the UBS Revolver;

•	Repayment of other debt of $75.9 million;

•

Merger consideration paid in connection with the Transaction, whereby Tronox Incorporated stockholders received one Class A Share and $12.50 in cash for each share of Tronox Incorporated common stock; and

•	Payment of debt issuance costs and commitments fees in connection with the refinancing of the Exit Facility with the Term Loan.

Capital Resources

Short-Term Debt

On June 18, 2012, in connection with the closing of the Transaction, we entered into a $300.0 million revolving syndicated facility agreement with UBS AG, Stamford Branch. At June 30, 2012, we had a $30.2 million letter of credit issued against the UBS Revolver, with no other utilizations. As a result, availability under the UBS revolver was $269.8 million as of June 30, 2012. During 2012, we had borrowings of $30.0 million against the UBS Revolver, which were repaid during the second quarter.

During 2012, we had borrowings of $30.0 million against the Wells Revolver, which were repaid with borrowings under the UBS Revolver. On June 18, 2012, we refinanced the Wells Revolver with the UBS Revolver. The $30.0 million balance was repaid before June 30, 2012. At June 30, 2012, we had letters of credit outstanding of $29.3 million backstopped by a letter of credit issued under the UBS Revolver.

In connection with the Transaction, we entered into a 900.0 million Rand revolving credit facility with ABSA Bank Limited acting through its ABSA Capital Division with a maturity date of June 14, 2012. At June 30, 2012, we had drawn down 200.0 million Rand (approximately $24.1 million).

Long-Term Debt

On February 8, 2012, Tronox Incorporated obtained from Goldman Sachs Bank USA a Term Loan facility comprised of a $550.0 million Senior Secured Term Loan and a $150.0 million Senior Secured Delayed Draw Term Loan (together, the Term Facility). The Term Facility has a maturity date of February 8, 2018. The Term Facility was issued net of an original issue discount of $7.0 million, or 1.0%, which is being amortized over the life of the Term Facility. At June 30, 2012, the original issue discount was $6.5 million. On June 14, 2012, in connection with the closing of the Transaction, Tronox Incorporated drew down the $150.00 million on the Senior Secured Delayed Draw Term Loan.

See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information related our short-term and long-term debt.

Financial Covenants

We have financial covenants on the UBS Revolver, the ABSA Revolver and the Term Facility. At June 30, 2012, we were in compliance with our financial covenants. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to our financial covenants

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions regarding matters that are inherently uncertain and that ultimately affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The estimates and assumptions are based on management’s experience and understanding of current facts and circumstances. These estimates may differ from actual results. Certain of our accounting policies are considered critical as they are both important to reflect our financial position and results of operations and require significant or complex judgment on the part of management. The following is a summary of certain accounting policies considered critical by management.

Long-Lived Assets

Key estimates related to long-lived assets include useful lives, recoverability of carrying values and existence of any retirement obligations. As a result of future decisions, such estimates could be significantly modified. The estimated useful lives of our property, plant and equipment range from three to forty years and depreciation is recognized on the straight-line basis. Useful lives are estimated based upon our historical experience, engineering estimates and industry information. Our estimates include an assumption regarding periodic maintenance and an appropriate level of annual capital expenditures to maintain the assets.

Long-lived assets are evaluated for potential impairment whenever events or changes in circumstances indicate that carrying value may be greater than future net cash flows. Such evaluations involve a significant amount of judgment since the results are based on estimated future events, such as sales prices, costs to produce the products, the economic and regulatory climates and other factors. We evaluate impairments by asset group for which the lowest level of independent cash flows can be identified. If the sum of these estimated future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized for the excess of the carrying amount of the asset over its estimated fair value.

Intangible Assets

Intangible assets with finite useful lives are amortized on the straight-line basis over their estimated useful lives. The amortization methods and remaining useful lives are reviewed annually. The carrying amounts are reviewed at each financial year-end to determine whether there is any indication of impairment.

Asset Retirement Obligations

To the extent a legal obligation exists, an asset retirement obligation (“ARO”) is recorded at its estimated fair value and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is measured using expected future cash outflows discounted at our credit-adjusted risk-free interest rate. No market-risk premium has been included in our calculation of ARO balances since we can make no reliable estimate. Our unaudited condensed consolidated financial statements classify accretion expense related to asset retirement obligations as a production cost, which is included in “Cost of goods sold” on the unaudited Condensed Consolidated Statements of Operations.

We used the following assumptions in determining asset retirement obligations associated with mine closure and rehabilitation costs:

•	Inflation of 2.5%-5.0% per year;

•	Credit adjusted risk-free interest rate of 6.1%-9.0%; and

•	Life of mine over 18-29 years at June 30, 2012.

Environmental Remediation and Other Contingency Reserves

Our management makes judgments and estimates in accordance with applicable accounting rules when it establishes reserves for environmental remediation, litigation and other contingent matters. Provisions for such matters are charged to expense when it is probable that a liability has been incurred and reasonable estimates of the liability can be made. Estimates of environmental liabilities, which include the cost of investigation and remediation, are based on a variety of matters, including, but not limited to, the stage of investigation; the stage of the remedial design; the availability of existing remediation technologies; presently enacted laws and regulations; and the state of any related legal or administrative investigation or proceedings.

Income Taxes

We have operations in several countries around the world and are subject to income and similar taxes in these countries. The estimation of the amounts of income tax involves the interpretation of complex tax laws and regulations and how foreign taxes affect domestic taxes, as well as the analysis of the realizability of deferred tax assets, tax audit findings and uncertain tax positions. Although we believe our tax accruals are adequate, differences may occur in the future, depending on the resolution of pending and new tax matters.

Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided against a deferred tax asset when it is more likely than not that all or some portion of the deferred tax asset will not be realized. We periodically assess the likelihood that we will be able to recover our deferred tax assets, and reflect any changes in our estimates in the valuation allowance, with a corresponding adjustment to earnings or other comprehensive income (loss), as appropriate. ASC 740, Income Taxes, requires that all available positive and negative evidence be weighted to determine whether a valuation allowance should be recorded.

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which may result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions for which it is more likely than not that a tax benefit will be sustained, we record the amount that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties are accrued as part of tax expense, where applicable. If we do not believe that it is more likely than not that a tax benefit will be sustained, no tax benefit is recognized.

Pension and Postretirement Accounting

We provide pension and postretirement benefits for qualifying employees worldwide. However, we froze our U.S. nonqualified and qualified benefit plans in 2008 and 2009, respectively, and cancelled our nonqualified benefit plans in 2010. These plans are accounted for and disclosed in accordance with ASC 715, Compensation—Retirement Benefits.

Recent Accounting Pronouncements

See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements for recently issued accounting pronouncements.

Government Regulations and Environmental Matters

We are subject to extensive regulation by federal, state, local and foreign governments. Governmental authorities regulate the generation and treatment of waste and air emissions at our operations and facilities. At many of our operations, we also comply with worldwide, voluntary standards developed by the International Organization for Standardization (“ISO”) a nongovernmental organization that promotes the development of standards and serves as a bridging organization for quality and environmental standards, such as ISO 9002 for quality management and ISO 14001 for environmental management. We are in compliance with applicable environmental rules and regulations. Currently, we do not have any outstanding notices of violations or orders from regulatory agencies.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of June 30, 2012:

	Contractual Obligation Payments Due by Year
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of dollars)
Long-term debt (including interest)(1)	$901.3	$29.0	$84.1	$79.0	$709.2
Ore contracts(2)	1,021.3	279.3	598.0	144.0	—
Other purchase obligations(3)	349.4	118.4	140.5	21.2	69.3
Operating leases (excluding railcar leases)	278.3	29.0	47.5	42.5	159.3
Railcar leases	15.7	2.5	4.6	3.9	4.7

Total	$2,566.0	$458.2	$874.7	$290.6	$942.5

(1)	We calculated the Term Facility interest at a base rate of 2% plus a margin of 2.25%.
(2)	Approximately 58% of current annual usage acquired from one supplier.
(3)	Includes obligations to purchase requirements of process chemicals, supplies, utilities and services.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market, credit, operational and liquidity risks (see “Financial Condition and Liquidity” discussion above) in the normal course of business, which are discussed below. We manage these risks through normal operating and financing activities and, when appropriate, through the use of derivative instruments. We do not invest in derivative instruments for speculative purposes, but historically has entered into, and may enter into, derivative instruments for hedging purposes in order to reduce the exposure to fluctuations in interest rates, natural gas prices and exchange rates.

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle and are expected to do so in the near term as ore prices are expected to increase rapidly over the next few years. The Company tries to protect against such instability through various business strategies. These include provisions in sales contracts allowing us to pass on higher raw material costs through timely price increases and formula price contracts to transfer or share commodity price risk.

Credit Risk

A significant portion of our liquidity is concentrated in trade accounts receivable that arise from sales of TiO2 to customers in the paint and coatings industry. The industry concentration has the potential to impact the Company’s overall exposure to credit risk, either positively or negatively, in that its customers may be similarly affected by changes in economic, industry or other conditions. The Company performs ongoing credit evaluations of its customers, and uses credit risk insurance policies from time to time as deemed appropriate to mitigate credit risk but generally does not require collateral. The Company maintains allowances for potential credit losses based on historical experience.

Interest Rate Risk

The Company is exposed to interest rate risk with respect to its variable rate debt. Currently, we do not have interest rate swaps on this exposure. Using a sensitivity analysis and a hypothetical 1.0% increase in interest rates from those in effect at June 30, 2012, the increase in our annual interest expense on the variable-rate debt of $700.0 million would have reduced net income by approximately $7.0 million.

Foreign Exchange Risk

The Company manufactures and markets its products in a number of countries throughout the world and, as a result, is exposed to changes in foreign currency exchange rates, particularly in Australia, South Africa and the Netherlands. Costs in Australia, South Africa and the Netherlands are incurred, in part, in local currencies other than the U.S. dollar. In Australia and South Africa, the majority of our revenues are in U.S. dollars, while a majority of the costs are in Australian dollars. In Europe, however, a majority of our revenues and costs are in the local currency creating a partial natural hedge. This leaves the Company exposed to movements in the Australian dollar and South African Rand versus the U.S. dollar. In order to manage this risk, we have from time to time entered into forward contracts to buy and sell foreign currencies as “economic hedges” for these foreign currency transactions. As of June 30, 2012, we did not have any forward contracts in place.

Item 4.	Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company may be party to a number of legal and administrative proceedings involving environmental and/or other matters in various courts or agencies. These proceedings, individually and in the aggregate, may have a material adverse effect on the Company. These proceedings may be associated with facilities currently or previously owned, operated or used by the Company and/or its predecessors, some of which may include claims for personal injuries, property damages, cleanup costs and other environmental matters. Current and former operations of the Company may also involve management of regulated materials, which and are subject to various environmental laws and regulations including the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”), the Resource Conservation and Recovery Act (RCRA) or state equivalents. Similar environmental laws and regulations and other requirements exist in foreign countries in which the Company operates.

The Western Australian Office of State Revenue (the “OSR”) continues to review their technical position on the imposition of stamp duty on the transfer of Tronox Incorporated’s shares related to Kerr-McGee’s restructuring in 2002 and from the share transfer related to the spinoff of Tronox Incorporated from Kerr-McGee in 2005. The OSR contacted the Company seeking additional information related to the 2005 spinoff. In addition, the OSR informed the Company that it has made a preliminary determination that the Company was land rich at the time of the 2002 share transfers and, as a result, the Company may be liable for stamp duty and penalties arising from that share transfer. A company is considered “land rich” if the value of its land, goods, wares and merchandise is greater than 60% of the total value of all of the property that the entity owns. The OSR has not made an assessment at this time and continues discussions with the Company and its legal advisors. The Company has accrued stamp duty on the 2002 transaction in the amount of $3.2 million based upon its position that the Company was not land rich at the time of the share transfers. The Company intends to exercise all of its legal and administrative remedies in the event that the OSR makes an assessment based upon its claim that it is land rich.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed “Risk Factors” included within our Registration Statement on Form S-1 (File No. 333-181842) declared effective by the SEC on July 11, 2012 (the “Form S-1”). The risks described in the Form S-1 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in our Form S-1.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As part of its emergence from bankruptcy in 2011, Tronox Incorporated issued shares of its common stock, par value $0.01, for the settlement of certain claims filed in the bankruptcy. As a part of these claims settlements, Tronox Incorporated issued:

•	7,634,554 shares of Tronox Incorporated common stock for the settlement of certain general unsecured claims.

•

6,819,857 shares of Tronox Incorporated common stock in exchange for a $185.0 million rights offering (the “Rights Offering”) open to certain general unsecured creditors and backstopped by certain groups. The backstop parties, a group of holders of Tronox Incorporated’s $350.0 million 9.5% senior unsecured notes, committed to purchase any of the Tronox Incorporated common stock that was not subscribed to in the Rights Offering, thereby assuring that Tronox Incorporated received the full $185.0 million. In return for this commitment, the backstop parties received 545,589 shares of Tronox Incorporated common stock as consideration equal to 8.0% of the $185.0 million equity commitment.

•

544,041 Series A Warrants and 672,175 Series B Warrants to holders of equity prior to its emergence from bankruptcy to purchase their pro rata share of a combined total of 7.5% of Tronox Incorporated’s common stock. The Series A Warrants have an exercise price of $62.13 per share and the Series B Warrants have an exercise price of $68.56 per share.

Share Repurchases

On June 26, 2012, the Board authorized the repurchase of up to 2.5 million Class A Shares in open market transactions. Any shares that are repurchased by the company are cancelled in accordance with Australian law, under which the Company is organized. All repurchases were made using cash resources. The repurchase program may be suspended or discontinued at any time without notice.

Period	a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 – January 31, 2012	—	—	—	—
February 1, 2012 – February 28, 2012	—	—	—	—
March 1, 2012 – March 31, 2012	—	—	—	—
April 1, 2012 – April 30, 2012	—	—	—	—
May 1, 2012 – May 31, 2012	—	—	—	—
June 1, 2012 – June 30, 2012	17,000	120.75	17,000	2,500,000

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1*	Rule 13a-14(a) Certification of Thomas Casey.

31.2*	Rule 13a-14(a) Certification of Daniel D. Greenwell.

32.1*	Section 1350 Certification for Thomas Casey.

32.2*	Section 1350 Certification for Daniel D. Greenwell

*	Each document marked with an asterisk is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRONOX LIMITED

Date: August 10, 2012	By:	/s/ Thomas Casey
Thomas Casey
Chairman of the Board and Chief Executive Officer

By:	/s/ Daniel D. Greenwell
Daniel D. Greenwell
Chief Financial Officer