Form 10-Q/A
period 2012-06-30
Tronox Ltd
filed 2012-09-10
CIK 1530804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report Form 10-Q for the period June 30, 2012 (“Form 10-Q”), as filed with the Securities and Exchange Commission on August 10, 2012, is to furnish Exhibit 101 to the Form 10-Q, which provides certain items from our Form 10-Q formatted in eXtensible Business Reporting Language (“XBRL”).

No other changes have been made to the Form 10-Q other than the furnishing of the exhibit described above. This Amendment No. 1 does not reflect subsequent events occurring after the original date of the Form 10-Q or modify or update in any way disclosures way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulations S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filled for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRONOX LIMITED

Date: September 10, 2012	By:	/s/ Thomas Casey
Thomas Casey
Chairman of the Board and Chief Executive Officer

By:	/s/ Daniel D. Greenwell
Daniel D. Greenwell
Chief Financial Officer

TRONOX LIMITED

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema

101. CAL	XBRL Taxonomy Extension Calculation Linkbase

101. DEF	XBRL Taxonomy Extension Definition Linkbase

101. LAB	XBRL Taxonomy Extension Label Linkbase

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document