Form 10-Q
period 2012-09-30
Tronox Ltd
filed 2012-11-14
CIK 1530804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2012, there were 113,254,634 shares of the Registrant’s Class A ordinary shares and Class B ordinary shares outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Page
Condensed Consolidated Balance Sheets as of September 30, 2012 (Successor) and December 31, 2011 (Successor)	3
Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2012 and 2011 (Successor) and the Nine Months Ended September 30, 2012 (Successor), Eight Months Ended September 30, 2011 (Successor) and One Month Ended January 31, 2011 (Predecessor)	4
Condensed Consolidated Statements of Comprehensive Income for the Nine Months Ended September 30, 2012 (Successor), Eight Months Ended September 30, 2011 (Successor) and One Month Ended January 31, 2011 (Predecessor)	5
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 (Successor), Eight Months Ended September 30, 2011 (Successor) and One Month Ended January 31, 2011 (Predecessor)	6
Condensed Consolidated Statements of Shareholders’ Equity for the Nine Months Ended September 30, 2012 (Successor), Eight Months Ended September 30, 2011 (Successor) and One Month Ended January 31, 2011 (Predecessor)	7
Notes to Condensed Consolidated Financial Statements	8

*	On September 25, 2011, Tronox Incorporated entered into a definitive agreement (the “Transaction Agreement”) with Exxaro Resources Limited (“Exxaro”) and certain of its affiliated companies, to acquire 74% of its South African mineral sands operations, including its Namakwa and KwaZulu-Natal (“KZN”) Sands mines, separation facilities and slag furnaces, along with Exxaro’s 50% share of the Tiwest Joint Venture in Western Australia (together the “mineral sands business”) (the “Transaction”). In anticipation of the consummation of the Transaction, Tronox Incorporated formed an Australian subsidiary, Tronox Limited.

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

These unaudited condensed consolidated financial statements reflect the historical results of operations and financial position of Tronox Limited and the mineral sands business for all periods after June 15, 2012. Prior to June 15, 2012, the date of the Transaction, the unaudited condensed consolidated financial statements included herein represent the financial statements of Tronox Incorporated.

TRONOX LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions of dollars, except share and per share data)

	Successor
	September 30, 2012	December 31, 2011
Current Assets
Cash and cash equivalents	$774.4	$154.0
Accounts receivable, net of allowance for doubtful accounts of $1.2 and $0.4	364.4	277.8
Inventories	1,033.1	311.2
Prepaid and other assets	31.2	21.7
Deferred income taxes	19.2	4.3

Total Current Assets	2,222.3	769.0
Noncurrent Assets
Property, Plant and Equipment, Net	1,555.8	504.3
Mineral Leaseholds, Net	1,342.8	38.4
Intangible Assets, Net	312.0	325.1
Long-Term Deferred Tax Assets	169.9	9.0
Other Long-Term Assets	63.1	11.6

Total Assets	$5,665.9	$1,657.4

Current Liabilities
Accounts payable:
Third party	$164.7	$126.9
Related party	—	74.8
Accrued liabilities	177.1	45.7
Short-term debt	30.4	—
Long-term debt due within one year	11.0	5.9
Income taxes payable	29.0	27.6
Deferred income taxes	22.9	—

Total Current Liabilities	435.1	280.9

Noncurrent Liabilities
Long-term debt	1,607.7	421.4
Pension and postretirement healthcare benefits	122.9	142.7
Asset retirement obligations	100.4	29.2
Deferred income taxes	229.2	19.1
Other	27.4	11.8

Total Liabilities	2,522.7	905.1

Contingencies and Commitments (Note 14)
Shareholders’ Equity
Tronox Limited Class A ordinary shares, par value $0.01 — 64,624,924 shares issued and 63,486,889 shares outstanding at September 30, 2012(1)	0.6	—
Tronox Limited Class B ordinary shares, par value $0.01 — 49,754,280 shares issued and outstanding at September 30, 2012(1)	0.5	—
Tronox Incorporated common stock, par value $0.01 —100,000,000 shares authorized, 15,406,803 shares issued and 15,076,691 shares outstanding at December 31, 2011	—	0.1
Capital in excess of par value	1,426.1	579.2
Retained earnings	1,434.5	241.5
Accumulated other comprehensive loss	(21.9)	(57.0)
Tronox Incorporated treasury stock, at cost — 94,513 shares at December 31, 2011	—	(11.5)

Total Shareholders’ Equity	2,839.8	752.3
Noncontrolling interest	303.4	—

Total Equity	3,143.2	752.3

Total Liabilities and Shareholders’ Equity	$5,665.9	$1,657.4

(1)	On June 26, 2012, the Board of Directors of Tronox Limited approved a 5-to-1 stock split for holders of its Class A ordinary shares and Class B ordinary shares at the close of business on July 20, 2012, by issuance of four additional shares for each share of the same class by way of bonus issue. All references to number of shares and per share data in the Successor’s unaudited condensed consolidated financial statements have been adjusted to reflect the stock split, unless otherwise noted. See Note 19 for additional information regarding the Company’s stock split.

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Millions of dollars, except share and per share data)

	Successor				Predecessor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Eight Months Ended September 30, 2011	One Month Ended January 31, 2011
Net Sales	$487.3	$465.4	$1,349.8	$1,160.8	$107.6
Cost of goods sold	(465.8)	(322.4)	(1,048.2)	(862.1)	(82.3)

Gross Margin	21.5	143.0	301.6	298.7	25.3
Selling, general and administrative expenses	(59.6)	(53.8)	(206.2)	(111.2)	(5.4)
Litigation/arbitration settlement	—	9.8	—	9.8	—
Provision for environmental remediation and restoration, net of reimbursements	—	0.2	—	4.5	—

Income (Loss) from Operations	(38.1)	99.2	95.4	201.8	19.9
Interest and debt expense	(18.1)	(8.0)	(39.0)	(21.5)	(2.9)
Other income (expense)	0.2	(1.3)	(4.8)	(1.7)	1.6
Gain on bargain purchase	—	—	1,045.6	—	—
Reorganization income	—	—	—	—	613.6

Income (Loss) from Continuing Operations before Income Taxes	(56.0)	89.9	1,097.2	178.6	632.2
Income tax benefit (provision)	38.0	9.0	127.5	(3.3)	(0.7)

Income (Loss) from Continuing Operations	(18.0)	98.9	1,224.7	175.3	631.5
Loss from discontinued operations, net of income tax benefit	—	—	—	—	(0.2)

Net Income (Loss)	(18.0)	98.9	1,224.7	175.3	631.3
Income (loss) attributable to noncontrolling interest	(1.3)	—	(0.8)	—	—

Net Income (Loss) attributable to Tronox Limited	$(16.7)	$98.9	$1,225.5	$175.3	$631.3

Income (Loss) per Share, Basic and Diluted(1):
Basic —
Continuing operations	$(0.14)	$1.32	$12.94	$2.39	$15.29
Discontinued operations	—	—	—	—	(0.01)

Net income (loss) per share	$(0.14)	$1.32	$12.94	$2.39	$15.28

Diluted —
Continuing operations	$(0.14)	$1.25	$12.57	$2.26	$15.25
Discontinued operations	—	—	—	—	—

Net income (loss) per share	$(0.14)	$1.25	$12.57	$2.26	$15.25

Weighted Average Shares Outstanding (in thousands):
Basic	122,352	74,910	94,193	73,325	41,311
Diluted	122,352	79,175	96,903	77,660	41,399

(1)	On June 26, 2012, the Board of Directors of Tronox Limited approved a 5-to-1 stock split for holders of its Class A ordinary shares and Class B ordinary shares at the close of business on July 20, 2012, by issuance of four additional shares for each share of the same class by way of bonus issue. All references to number of shares and per share data in the Successor’s unaudited condensed consolidated financial statements have been adjusted to reflect the stock split, unless otherwise noted. See Note 19 for additional information regarding the Company’s stock split.

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Millions of dollars)

	Successor				Predecessor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Eight Months Ended September 30, 2011	One Month Ended January 31, 2011
Net Income:
Net Income (Loss)	$(18.0)	$98.9	$1,224.7	$175.3	$631.3
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	14.8	(5.5)	48.2	(3.3)	0.9
Retirement and postretirement plans:
Amortization of actuarial gains, net of taxes of nil, nil, nil, nil and nil	—	—	—	—	0.5
Amortization of prior service cost, net of taxes of nil, nil, nil, nil and nil	—	—	—	—	(1.1)

Other comprehensive income (loss)	14.8	(5.5)	48.2	(3.3)	0.3

Total comprehensive income (loss)	$(3.2)	$93.4	$1,272.9	$172.0	$631.6

Comprehensive income (loss) attributable to noncontrolling interest:
Net income (loss)	(1.3)	—	(0.8)	—	—
Foreign currency translation adjustments	2.8	—	13.1	—	—

Comprehensive income (loss) attributable to noncontrolling interest	1.5	—	12.3	—	—

Comprehensive income (loss) attributable to Tronox Limited	$(4.7)	$93.4	$1,260.6	$172.0	$631.6

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Millions of dollars)

	Successor		Predecessor
	Nine Months Ended September 30, 2012	Eight Months Ended September 30, 2011	One Month Ended January 31, 2011
Cash Flows from Operating Activities:
Net income	$1,224.7	$175.3	$631.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	120.2	56.8	4.1
Deferred income taxes	(154.1)	(1.5)	0.8
Amortization of debt issuance costs	7.5	0.6	0.3
Pension and postretirement healthcare benefit (income) expense, net	3.6	3.2	(0.4)
Share-based compensation expense	28.6	7.7	—
Gain on bargain purchase, net of cash received	(1,160.4)	—	—
Other noncash items affecting net income	152.3	4.2	(0.2)
Reorganization items	—	(14.3)	(953.7)
Contributions to employee pension and postretirement plans	(29.9)	(5.2)	—
Changes in assets and liabilities (net of effects of acquisition):
(Increase) decrease in accounts receivable	53.3	(69.7)	(10.2)
(Increase) decrease in inventories	(216.9)	29.6	(15.3)
(Increase) decrease in prepaids and other assets	6.5	20.9	35.4
Increase (decrease) in accounts payable and accrued liabilities	22.4	(20.3)	23.6
Increase (decrease) in taxes payable	8.5	(1.6)	0.2
Other, net	1.7	31.9	1.0

Cash provided by (used in) operating activities	68.0	217.6	(283.1)

Cash Flows from Investing Activities:
Capital expenditures	(91.2)	(120.7)	(5.5)
Cash received in acquisition of minerals sands business	114.8	—	—
Proceeds from sale of assets	—	0.5	—

Cash provided by (used in) investing activities	23.6	(120.2)	(5.5)

Cash Flows from Financing Activities
Reductions of debt	(582.6)	(43.6)	—
Proceeds from borrowings	1,689.8	22.0	25.0
Debt issuance costs and commitment fees	(20.3)	(5.5)	(2.4)
Merger consideration	(192.6)	—	—
Class A ordinary share repurchases, including commissions paid	(326.2)	—	—
Shares purchased for the Employee Participation Program	(14.6)	—	—
Dividends paid	(31.5)	—	—
Proceeds from conversion of warrants	0.6	1.3	—
Proceeds from rights offering	—	—	185.0

Cash provided by (used in) financing activities	522.6	(25.8)	207.6

Effects of Exchange Rate Changes on Cash and Cash Equivalents	6.2	(2.0)	0.3

Net Increase (Decrease) in Cash and Cash Equivalents	620.4	69.6	(80.7)
Cash and Cash Equivalents at Beginning of Period	154.0	61.0	141.7

Cash and Cash Equivalents at End of Period	$774.4	$130.6	$61.0

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(Millions of dollars)

	Tronox Limited Class A Ordinary Shares	Tronox Limited Class B Ordinary Shares	Tronox Incorporated Common Stock	Capital in Excess of par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity	Non- controlling Interest	Total Equity
Successor: Nine Months Ended September 30, 2012
Balance at December 31, 2011	$—	$—	$0.1	$579.2	$241.5	$(57.0)	$(11.5)	$752.3	$—	$752.3
Fair value of noncontrolling interest on Transaction Date	—	—	—	—	—	—	—	—	291.1	291.1
Net income (loss)	—	—	—	—	1,225.5	—	—	1,225.5	(0.8)	1,224.7
Other comprehensive income (loss)	—	—	—	—	—	35.1	—	35.1	13.1	48.2
Merger consideration paid	—	—	—	(192.6)	—	—	—	(192.6)	—	(192.6)
Issuance/exchange of Tronox Limited shares	0.1	0.1	(0.1)	1,370.0	—	—	—	1,370.1	—	1,370.1
Tronox Limited share-based compensation	—	—	—	1.6	—	—	—	1.6	—	1.6
Class A Shares repurchased	(0.1)	—	—	(326.1)	—	—	—	(326.2)	—	(326.2)
Shares purchases for the Employee Participation Plan	—	—	—	(14.3)	—	—	—	(14.3)	—	(14.3)
Issuance of Tronox Limited shares in stock-split	0.6	0.4	—	—	(1.0)	—	—	—	—	—
Class A and Class B Share dividend declared	—	—	—	—	(31.5)	—	—	(31.5)	—	(31.5)
Tronox Incorporated warrants exercised	—	—	—	0.6	—	—	—	0.6	—	0.6
Tronox Incorporated stock-based compensation	—	—	—	27.0	—	—	(7.8)	19.2	—	19.2
Tronox Incorporated common stock cancelled	—	—	—	(19.3)	—	—	19.3	—	—	—

Balance at September 30, 2012	$0.6	$0.5	$—	$1,426.1	$1,434.5	$(21.9)	$—	$2,839.8	$303.4	$3,143.2

(1)	On June 26, 2012, the Board of Directors of Tronox Limited approved a 5-to-1 stock split for holders of its Class A ordinary shares and Class B ordinary shares at the close of business on July 20, 2012, by issuance of four additional shares for each share of the same class by way of bonus issue. All references to number of shares and per share data in the Successor’s unaudited condensed consolidated financial statements have been adjusted to reflect the stock split, unless otherwise noted. See Note 19 for additional information regarding the Company’s stock split.

	Tronox Incorporated Common Stock	Tronox Class A Common Stock	Tronox Class B Common Stock	Capital in Excess of par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Predecessor: One Month Ended January 31, 2011
Balance at December 31, 2010	$—	$0.2	$0.2	$496.2	$(1,128.2)	$8.8	$(7.2)	$(630.0)
Net income	—	—	—	—	631.3	—	—	631.3
Other comprehensive income	—	—	—	—	—	0.3	—	0.3
Stock-based compensation	—	—	—	0.1	—	—	—	0.1
Fresh-start reporting adjustments:
Elimination of predecessor common stock, capital in excess of par value, and accumulated deficit	—	(0.2)	(0.2)	(496.3)	496.9	(9.1)	7.2	(1.7)
Issuance of new common stock	0.1	—	—	564.1	—	—	—	564.2

Balance at January 31, 2011	$0.1	$—	$—	$564.1	$—	$—	$—	$564.2

Successor: Eight Months ended September 30, 2011
Balance at February 1, 2011	$0.1	$—	$—	$564.1	$—	$—	$—	$564.2
Net income	—	—	—	—	175.3	—	—	175.3
Other comprehensive income	—	—	—	—	—	(3.3)	—	(3.3)
Shares withheld for claims	—	—	—	—	—	—	(6.9)	(6.9)
Warrants exercised	—	—	—	1.3	—	—	—	1.3
Stock-based compensation	—	—	—	7.7	—	—	(2.7)	5.0

Balance at September 30, 2011	$0.1	$—	$—	$573.1	$175.3	$(3.3)	$(9.6)	$735.6

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Millions of dollars, except share and per share data or unless otherwise noted)

1. The Company

Tronox Limited, a public limited company registered under the laws of the State of Western Australia, Australia, and its subsidiaries (collectively referred to as “Tronox” or “the Company”) is a global leader in the production and marketing of titanium bearing mineral sands and titanium dioxide pigment (“TiO2”). The Company’s world-class, high performance TiO2 products are critical components of everyday applications such as coatings, plastics, paper and other applications. The Company’s mineral sands business consists primarily of two product streams—titanium feedstock and zircon. Titanium feedstock is used primarily to manufacture TiO2. Zircon, a hard, glossy mineral, is used for the manufacture of ceramics, refractories, TV glass and a range of other industrial and chemical products. Tronox has global operations in North America, Europe, South Africa and the Asia-Pacific region. The Company operates three TiO2 facilities at the following locations: Hamilton, Mississippi, Botlek, The Netherlands, and Kwinana, Western Australia, representing approximately 465,000 tonnes of annual TiO2 production capacity. Additionally, Tronox operates three separate mining operations: KwaZulu-Natal (“KZN”) Sands located in South Africa, Namakwa Sands located in South Africa and the Tiwest Joint Venture located in Western Australia, which have a combined annual production capacity of approximately 723,000 tonnes of titanium feedstock and approximately 265,000 tonnes of zircon.

Tronox Limited was formed on September 21, 2011 for the purpose of the Transaction (see below). Prior to the completion of the Transaction, the Company was wholly-owned by Tronox Incorporated, and had no operating assets or operations. On September 25, 2011, Tronox Incorporated, a Delaware corporation formed on May 17, 2005, in preparation for the contribution and transfer by Kerr-McGee Corporation (“Kerr-McGee” or “KM”) of certain entities, including those comprising substantially all of its chemical business (“Tronox Incorporated”), entered into a definitive agreement (as amended, the “Transaction Agreement”) with Exxaro Resources Limited (“Exxaro”) and certain of its affiliated companies, to acquire 74% of its South African mineral sands operations, including its Namakwa and KZN Sands mines, separation facilities and slag furnaces, along with its 50% share of the Tiwest Joint Venture (together the “mineral sands business”) (the “Transaction”). On June 15, 2012, the date of the Transaction (the “Transaction Date”), the existing business of Tronox Incorporated was combined with the mineral sands business.

Pursuant to a Registration Statement on Form S-4 (File No. 333-178835) declared effective by the Securities and Exchange Commission (the “SEC”) on May 4, 2012 (the “Registration Statement”), Tronox Limited registered Class A ordinary shares (“Class A Shares”) to be issued to stockholders of Tronox Incorporated in connection with the completion of the Transaction. On the Transaction Date, Tronox Limited issued 15,413,083 Class A Shares to stockholders in Tronox Incorporated. In addition, on the Transaction Date, Tronox Limited issued 9,950,856 Class B ordinary shares (“Class B Shares”) to Exxaro and one of its subsidiaries in consideration for the mineral sands business. As part of the Transaction, Exxaro and its subsidiaries retained a 26.0% ownership interest in each of Tronox KZN Sands Pty Ltd and Tronox Mineral Sands Pty Ltd in order to comply with the ownership requirements of the Black Economic Empowerment (“BEE”) legislation in South Africa. Immediately following the Transaction, Tronox Incorporated stockholders and Exxaro held approximately 60.8% and 39.2%, respectively, of the voting securities of Tronox Limited. Under the terms of the Transaction Agreement, Exxaro agreed that for a three-year period after the completion of the Transaction, it would not engage in any transaction or other action, that would result in its beneficial ownership of the voting stock of Tronox Limited exceeding 45.0% of the total issued shares of Tronox Limited.

On June 26, 2012, the Board of Directors of Tronox Limited approved a 5-to-1 stock split for holders of its Class A Shares and Class B Shares at the close of business on July 20, 2012, by issuance of four additional shares for each share of the same class by way of bonus issue. All references to the number of shares and per share data in the Successor’s condensed consolidated financial statements and notes thereto have been adjusted to reflect the stock split, unless otherwise noted or as the context otherwise acquires. See Note 19 for additional information regarding the Company’s stock split.

During the second and third quarters of 2012, the Company repurchased approximately 12.6 million Class A Shares, which was approximately 10% of the total voting securities. As a result of such buyback, Exxaro held approximately 43.5% of the voting securities of Tronox Limited.

On October 4, 2012, Exxaro and J.P. Morgan Securities LLC (“JPMS”) entered into a Purchase Plan Agreement (the “JPMS Tronox Class A Trading Plan”) authorizing JPMS to purchase up to 1,400,000 Class A Shares (approximately 2.2% of Tronox Limited’s outstanding Class A Shares and approximately 1.2% of Tronox Limited’s voting securities) on Exxaro’s behalf beginning on October 5, 2012. The Company’s constitution provides that, subject to certain exceptions, when Exxaro acquires a Class A Share, it automatically converts to a Class B Share. As such, Exxaro generally will not hold Class A Shares. During October 2012, Exxaro purchased 1,400,000 Class A Shares in market purchases pursuant to the JPMS Tronox Class A Trading Plan.

2. Acquisition of the Mineral Sands Business

As discussed above, on September 25, 2011, Tronox Incorporated entered into the Transaction Agreement with Exxaro to acquire the mineral sands business. On June 15, 2012, the existing business of Tronox Incorporated was combined with the mineral sands business under Tronox Limited. The Transaction was effectuated in two primary steps. In the first step, Tronox Incorporated became a subsidiary of Tronox Limited, with Tronox Incorporated stockholders receiving one Class A Share and $12.50 in cash (“Merger Consideration”) for each share of Tronox Incorporated common stock. In the second step, Tronox Limited issued Class B Shares to Exxaro and one of its subsidiaries in consideration for the mineral sands business. Exxaro retained an approximate 26% ownership interest in the South African operations that are part of the mineral sands business in order to comply with the BEE legislation of South Africa. The ownership interest in the South African operations may be exchanged for Class B Shares under certain circumstances.

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

Purchase price and fair value of assets acquired and liabilities assumed

The Company accounted for the Transaction under Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), which requires recording assets and liabilities at fair value. Under the acquisition method of accounting, each tangible and separately identifiable intangible asset acquired and liabilities assumed were recorded based on their preliminary estimated fair values on the Transaction Date.

Because the total consideration transferred was less than the fair value of the net assets acquired, the excess of the value of the net assets acquired over the fair value of net assets acquired was recorded as an initial bargain purchase gain of approximately $1,061.1 million during the second quarter of 2012. The initial valuations were derived from estimated fair value assessments and assumptions used by management, and were preliminary. While management believes that its preliminary estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could have resulted in different values being assigned to individual assets acquired and liabilities assumed. Subsequent to the Transaction, the Company adjusted its initial valuation, which reduced the gain on bargain purchase to $1,045.6 million. The valuation process remains in progress. The final valuations are pending appraisals of certain tangible and intangible assets acquired, which will result in further adjustments to the amounts recorded and the gain on bargain purchase, which could be material. The bargain purchase gain is not taxable for income tax purposes. See Note 17 for a discussion of the tax impact of the transaction.

	Initial Valuation	Adjustments	Adjusted Valuation
Consideration:
Number of Class B Shares(1)	9,950,856	—	9,950,856
Fair value of Class B Shares on the Transaction Date	$137.70	$—	$137.70

Fair value of equity issued	$1,370.1	$—	$1,370.1
Noncontrolling interest	291.1	—	291.1

	$1,661.2	$—	$1,661.2

Fair Value of Assets Acquired and Liabilities Assumed:
Current Assets:
Cash	$114.8	$—	$114.8
Accounts receivable	199.0	—	199.0
Inventories(2)	621.7	(7.8)	613.9
Prepaid and other assets	24.1	—	24.1

Total Current Assets	959.6	—	951.8
Property, plant and equipment, net, including mineral leaseholds of $1,366.0	2,319.2	—	2,319.2
Deferred tax asset	26.4	—	26.4
Other long-term assets	19.1	—	19.1

Total Assets	$3,324.3	$(7.8)	$3,316.5

Current Liabilities:
Accounts payable	36.4	—	36.4
Accrued liabilities	156.9	—	156.9
Short-term debt	76.0	—	76.0
Current deferred tax liability	28.3	—	28.3
Income taxes payable	2.1	—	2.1
Other current liabilities	8.5	—	8.5

Total Current Liabilities	308.2	—	308.2
Long-term debt	18.7	—	18.7
Deferred tax liability	211.5	(3.0)	208.5
Pension and postretirement healthcare benefits	5.4	—	5.4
Asset retirement obligations	57.1	—	57.1
Other(3)	1.1	10.7	11.8

Total Liabilities	602.0	7.7	609.7
Net Assets (Liabilities)	$2,722.3	$(15.5)	$2,706.8

Gain on Bargain Purchase	$1,061.1	$(15.5)	$1,045.6

(1)	The number of Class B Shares issued in connection with the Transaction has not been restated to affect for the 5-for-1 stock split as discussed in Note 19.
(2)	The valuation of certain inventories has been adjusted to more accurately reflect the fair value at the Transaction Date.
(3)	The Company completed the valuation of a Long-Term Incentive Plan for certain employees in South Africa and Australia (see Note 20).

Mineral Sands Business Results of Operations

The following table includes the amount of net sales and earnings from the acquired mineral sands business included in the Company’s results since June 15, 2012.

	Mineral	Pigment	Corporate and Other	Eliminations	Total
Net Sales	$237.6	$32.7	$—	$(14.7)	$255.6
Loss from Operations	$(5.2)	$(8.7)	$(0.1)	$(7.2)	$(21.2)

The following table includes the amount of net sales and earnings from the acquired mineral sands business included in the Company’s results for the three months ended September 30, 2012.

	Mineral	Pigment	Corporate and Other	Eliminations	Total
Net Sales	$207.1	$23.7	$—	$(14.7)	$216.1
Loss from Operations	$(9.6)	$(7.6)	$(0.1)	$(7.2)	$(24.5)

For the three and nine months ended September 30, 2012, Income (Loss) from Operations includes $85.2 million and $108.8 million, respectively, of amortization of inventory step-up and unfavorable ore sales contracts from purchase accounting. The amortization of inventory step-up from purchase accounting is based on the fair values assigned, which are not final.

Supplemental Pro forma financial information

The following unaudited pro forma information gives effect to the Transaction as if it had occurred on the first day of the first quarter of fiscal 2011 (January 1, 2011). The unaudited pro forma financial information reflects certain adjustments related to the acquisition, such as (1) converting the mineral sands business financial statements to accounting principles generally accepted in the United States (“U.S. GAAP”), (2) conforming the mineral sands business accounting policies to those applied by Tronox Incorporated, (3) to record certain incremental expenses resulting from purchase accounting adjustments, such as incremental depreciation expense in connection with fair value adjustments to property, plant and equipment, (4) to eliminate intercompany transactions between Tronox Incorporated and the mineral sands business, (5) to record the effect on interest expense related to borrowings in connection with the transaction and (6) to record the related tax effects. The unaudited pro forma financial information also includes adjustments for certain non-recurring items as of the first day of the first quarter of fiscal 2011 (January 1, 2011) such as (1) the impact of transaction costs of approximately $95.1 million, (2) the impact of the adjusted bargain purchase gain of $1,045.6 million and (3) the impact of reorganization income arising from Tronox Incorporated’s emergence from bankruptcy in the one month ended January 31, 2011 of approximately $613.6 million. The unaudited pro forma financial information is for illustrative purposes only and should not be relied upon as being indicative of the historical results that would have been obtained if the Transaction had actually occurred on that date, nor the results of operations in the future.

In accordance with ASC 805, the supplemental pro forma results of operations for the three and nine months ended September 30, 2012 and 2011, as if the mineral sands business had been acquired on January 1, 2011, are as follows:

	Successor		Successor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net Sales	$487.3	$664.6	$1,637.1	$1,751.1
Income (Loss) from Operations	$(27.6)	$166.2	$364.3	$223.0
Net Income (Loss)	$(7.5)	$150.5	$339.5	$1,870.7
Net Income (Loss) attributable to Tronox Limited	$(7.8)	$149.1	$310.9	$1,871.4
Basic Net Income (Loss) attributable to Tronox Limited per share	$(0.06)	$1.18	$2.50	$14.86
Diluted Net Income (Loss) attributable to Tronox Limited per share	$(0.06)	$1.16	$2.44	$14.52

3. Basis of Presentation

The unaudited condensed consolidated balance sheet as of September 30, 2012 relates to Tronox Limited. The unaudited condensed consolidated balance sheet as of December 31, 2011 relates to Tronox Incorporated. The unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2012 reflect the consolidated operating results of Tronox Incorporated prior to June 15, 2012, and, from June 15, 2012 through September 30, 2012, reflect the consolidated operating results of Tronox Limited. The unaudited condensed consolidated statements of operations for the three and eight months ended September 30, 2011 and one month ended January 31, 2011 and the unaudited condensed consolidated statements of cash flows for the eight months ended September 30, 2011 and one month ended January 31, 2011 reflect the consolidated operating results of Tronox Incorporated.

As stated above, prior to the Transaction Date, Tronox Incorporated operated the Tiwest Joint Venture with Exxaro Australia Sands Pty Ltd. The Tiwest Joint Venture was a contractual relationship between Tronox Incorporated and Exxaro whereby each party held an undivided interest in each asset of the joint venture, and each party was proportionally liable for each of the joint venture’s liabilities. The Tiwest Joint Venture was not a separate legal entity and did not enter into any transactions. Transactions were entered into by the joint venture partners who had the right to sell their own product, collect their proportional share of the revenues and absorb their share of costs. As such, Tronox Incorporated did not account for the Tiwest Joint Venture under the equity method. Instead, Tronox Incorporated accounted for its share of the Tiwest Joint Venture’s assets that were jointly controlled and its share of liabilities for which it was jointly responsible on a proportionate gross basis in its unaudited Consolidated Balance Sheet. Additionally, Tronox Incorporated accounted for the revenues generated from its share of the products sold and its share of the expenses of the joint venture on a gross basis in its unaudited Condensed Consolidated Statements of Operations. As of the Transaction Date, the Company owns 100% of the Tiwest Joint Venture operations. As such, the unaudited condensed consolidated balance sheet as of September 30, 2012 includes 100% of the joint venture assets and liabilities, while the unaudited condensed consolidated balance sheet as of December 31, 2011 includes Tronox Incorporated’s 50% undivided interest in each asset and liability of the joint venture. Additionally, the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2012 reflect Tronox Incorporated’s revenues generated from its share of the products sold and its share of the expenses of the joint venture on a gross basis prior to June 15, 2012, and, from June 15, 2012 through September 30, 2012, reflect 100% of the revenues and expenses of the joint venture. The unaudited condensed consolidated statements of operations for the three and eight months ended September 30, 2011 and one month ended January 31, 2011 reflect Tronox Incorporated’s revenues generated from its share of the products sold and its share of the expenses of the joint venture on a gross basis.

The accompanying unaudited condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Registration Statement. The December 31, 2011 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP for complete financial statements.

Tronox Limited is registered under the laws of the State of Western Australia, Australia, and is considered a domestic company in Australia. As a result, Tronox Limited is required to report in Australia under International Financial Reporting Standards (“IFRS”). Additionally, as Tronox Limited is not considered a “foreign private issuer,” the Company is required to comply with the reporting and other requirements imposed by the U.S. securities laws on U.S. domestic issuers, which, among other things, requires reporting in the United States under U.S. GAAP. We publish our consolidated financial statements, both U.S. GAAP and IFRS, in U.S. dollars.

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

In connection with the Transaction, Exxaro and its subsidiaries retained a 26.0% ownership interest in each of Tronox KZN Sands Pty Ltd and Tronox Mineral Sands Pty Ltd in order to comply with the ownership requirements of the BEE legislation in South Africa. The Company accounts for such ownership interest as “Noncontrolling interest” on the unaudited Condensed Consolidated Balance Sheets.

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

Certain prior period amounts have been reclassified to conform to the manner and presentation in the current period. Such reclassifications did not have an impact on the Company’s net income (loss) or consolidated results of operations.

4. Recent Accounting Pronouncements

Other Comprehensive Income—In the first quarter of 2012, the Company adopted the amended guidance issued by the Financial Accounting Standards Board (the “FASB”) regarding the presentation of comprehensive income. Such guidance was designed to improve comparability, consistency and transparency. The amendment required that all changes in comprehensive income be presented either in (i) a single continuous statement of comprehensive income or in (ii) two separate but consecutive statements. The Company elected the two-statement method. The amendment was effective for interim and annual periods beginning after December 15, 2011, and is applied retrospectively.

Fair Value Measurements – In the first quarter of 2012, the Company adopted the amended fair value measurements guidance issued by the FASB, which (i) changes certain fair value measurement and disclosure requirements, (ii) clarifies the application of existing fair value measurement and disclosure requirements and (iii) provides consistency to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. The amended guidance was effective for interim and annual periods beginning after December 15, 2011, and is applied prospectively. The adoption of the amended guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

6. Accounts Receivable

Accounts receivable, net of allowance for doubtful accounts, consisted of the following:

	Successor
	September 30, 2012	December 31, 2011
Accounts receivable — trade	$346.0	$268.7
Related parties	0.3	6.9
Other	19.3	2.6

Total	365.6	278.2
Allowance for doubtful accounts	(1.2)	(0.4)

Net	$364.4	$277.8

7. Inventories

Minerals inventories are determined using the weighted-average cost to produce or acquire, while finished goods pigment inventories are determined using the first-in, first-out method. At September 30, 2012, the fair value of inventory from the acquired mineral sands business was $613.9 million.

	Successor
	September 30, 2012	December 31, 2011
Raw materials	$227.7	$123.5
Work-in-process	164.9	9.0
Finished goods(1)	554.3	130.3
Materials and supplies, net(2)	86.2	48.4

Total	$1,033.1	$311.2

(1)	Includes inventory on consignment to others of approximately $33.1 million at September 30, 2012 and $12.0 million at December 31, 2011.
(2)	Materials and supplies consist of processing chemicals, maintenance supplies and spare parts, which will be consumed directly and indirectly in the production of the Company’s products.

8. Property, Plant and Equipment and Mineral Leaseholds

	Successor
	September 30, 2012	December 31, 2011
Land and land improvements	$93.2	$50.5
Buildings	208.0	44.9
Machinery and equipment	1,229.1	405.3
Construction-in-progress	145.2	49.1
Furniture and fixture		4.0
Other	8.7	2.8

Total	1,684.2	556.6
Less accumulated depreciation, depletion and amortization	(128.4)	(52.3)

Net	$1,555.8	$504.3

Depreciation expense related to property, plant and equipment for the three months ended September 30, 2012 and 2011 was $47.7 million and $15.3 million, respectively. Depreciation expense related to property, plant and equipment and for the nine months ended September 30, 2012, eight months ended September 30, 2011 and one month ended January 31, 2011 was $84.4 million, $34.9 million, and $3.8 million, respectively.

	Successor
	September 30, 2012	December 31, 2011
Mineral leaseholds	$1,370.7	$42.0
Less accumulated depreciation, depletion and amortization	(27.9)	(3.6)

Net	$1,342.8	$38.4

Depreciation expense related to mineral leaseholds for the three months ended September 30, 2012 and 2011 was $13.2 million and $0.8 million, respectively. Depreciation expense related to mineral leaseholds for the nine months ended September 30, 2012, eight months ended September 30, 2011 and one month ended January 31, 2011 was $17.2 million, $2.6 million and nil, respectively.

9. Intangible Assets

The gross cost and accumulated amortization of intangible assets, by major intangible asset category, were as follows:

	Successor
	September 30, 2012
	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$293.9	$(33.8)	$260.1
TiO2 technology	31.9	(2.7)	29.2
Internal-use software	17.4	(0.9)	16.5
In-process research and development	5.0	(1.7)	3.3
Trade names	3.6	(1.2)	2.4
Other	0.6	(0.1)	0.5

Total	$352.4	$(40.4)	$312.0

	Successor
	December 31, 2011
	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$293.9	$(18.6)	$275.3
TiO2 technology	31.9	(1.5)	30.4
Internal-use software	11.8	—	11.8
In-process research and development	5.0	(0.9)	4.1
Trade names	3.6	(0.7)	2.9
Other	0.7	(0.1)	0.6

Total	$346.9	$(21.8)	$325.1

Internal-use software relates to internal and external costs incurred during the development stage, which were being capitalized at December 31, 2011. During the second quarter of 2012, the Company began amortizing such costs. Amortization expense related to intangible assets for the three months ended September 30, 2012 and 2011 was $6.4 million and $6.0 million, respectively. Amortization expense related to intangible assets for the nine months ended September 30, 2012 and eight months ended September 30, 2011 was $18.6 million and $15.8 million, respectively. There was no amortization expense related to intangible assets for the one month ended January 31, 2011.

Estimated future amortization expense related to intangible assets is as follows:

Total Amortization
2012	$6.3
2013	25.4
2014	24.6
2015	24.6
2016	23.0
Thereafter	208.1

Total	$312.0

10. Accrued Liabilities

	Successor
	September 30, 2012	December 31, 2011
Unfavorable sales contracts(1)	$68.6	$—
Taxes other than income taxes(2)	39.8	5.2
Employee-related costs and benefits	45.9	26.3
Sales rebates	11.0	8.2
Asset retirement obligations	1.9	0.9
Interest	7.5	1.3
Other	2.4	3.8

Total	$177.1	$45.7

(1)	In connection with the Transaction, the Company acquired sales contracts at unfavorable market terms, which were valued at $83.0 million on the Transaction Date. See Note 2.
(2)	Includes transfer taxes incurred as a result of the Transaction which were recorded in selling, general and administrative expenses on the unaudited Condensed Consolidated Statements of Operation.

11. Debt

Short-term Debt

	Successor
	September 30, 2012	December 31, 2011
UBS Revolver(1)	$—	$—
ABSA Revolver(2)	30.4	—
Wells Revolver(3)	—	—

Short-term debt	$30.4	$—

(1)	Average effective interest rate of 3.9% in 2012.
(2)	Average effective interest rate of 8.7% in 2012.
(3)	Average effective interest rate of 4.7% in 2011 and 5.25% in 2012.

UBS Revolver

On June 18, 2012, in connection with the closing of the Transaction, the Company entered into a global senior secured asset-based syndicated revolving credit agreement with UBS AG, Stamford branch (the “UBS Revolver”) with a maturity date of the fifth anniversary of the closing date. The UBS Revolver provides the Company with a committed source of capital with a principal borrowing amount of up to $300.0 million, subject to a borrowing base. The borrowing base is related to certain eligible inventory and accounts receivable held by the Company’s U.S., Australia and Netherlands subsidiaries. Obligations under the UBS Revolver are secured by a first priority lien on substantially all of the Company’s existing, and future deposit accounts, inventory and account receivables and certain related assets, excluding those held by its South African subsidiaries, Netherland’s subsidiaries and Bahamian subsidiary, and a second priority lien on all of the Company’s other assets, including capital stock which serve as security under the Term Facility. At September 30, 2012, the Company’s borrowing base was $268.0 million.

The UBS Revolver bears interest at the Company’s option at either (i) the administrative agent’s corporate base rate (defined to mean a rate that is the greatest of (a) the lenders’ prime rate, (b) the Federal funds effective rate plus 0.50% and (c) the adjusted LIBOR rate for a one-month period plus 1.00%) or (ii) the adjusted LIBOR rate, in each case plus the applicable margin. The applicable margin ranges from 1.50% to 2.00% for borrowings at the adjusted LIBOR rate, and from 0.50% to 1.00% for borrowings at the alternate base rate, based upon the average daily borrowing availability. For the first six months following the closing date, the applicable margins shall be deemed to be 1.75% for borrowings at the adjusted LIBOR rate and 0.75% for borrowings at the alternate base rate. In connection with obtaining the ABSA Revolver, the Company incurred debt issuance costs of $6.5 million.

ABSA Revolving Credit Facility

In connection with the Transaction, the Company entered into a R900.0 million (approximately $110.0 million as of September 30, 2012) revolving credit facility with ABSA Bank Limited acting through its ABSA Capital Division (the “ABSA Revolver”) with a maturity date of June 14, 2017. During the third quarter of 2012, the Company had repayments of R200.0 million (approximately $24.1 million) and borrowings of R250.0 million (approximately $30.4 million). As of September 30, 2012, the Company had drawn down 250.0 million Rand (approximately $30.4 million) on the ABSA Revolver.

The ABSA Revolver bears interest at (i) the base rate (defined as one month JIBAR, which is the mid-market rate for deposits in South African Rand for a period equal to the relevant period which appears on the Reuters Screen SAFEY Page alongside the caption YLD) as of 11h00 Johannesburg time on the first day of the applicable period, plus (ii) the Margin, which is 3.50%. In connection with obtaining the ABSA Revolver, the Company incurred debt issuance costs of $1.5 million.

Wells Revolver

On February 14, 2011, Tronox Incorporated entered into a $125.0 million senior secured asset-based revolving credit agreement with Wells Fargo Capital Finance, LLC (the “Wells Revolver”). The Wells Revolver had a maturity date of February 14, 2015. The Wells Revolver provided the Company with a committed source of capital with a principal borrowing amount of up to $125.0 million subject to a borrowing base. Borrowing availability under the Wells Revolver was subject to a borrowing base, which was related to certain eligible inventory and receivables held by the Company’s U.S. subsidiaries. On February 8, 2012, the Company amended the Wells Revolver to facilitate the Transaction while keeping the revolver in force. In connection with refinancing the Wells Revolver, the Company incurred fees of $0.6 million. On June 18, 2012, the Company refinanced the Wells Revolver with the UBS Revolver.

During 2012, the Company borrowed $30.0 million against the Wells Revolver, which was repaid with borrowings under the UBS Revolver. During 2011, to facilitate its exit from bankruptcy and help pay for the buy-in of its 50% share of the Kwinana Facility TiO2 expansion, the Company borrowed $39.0 million against the Wells Revolver, which by December 31, 2011, was fully repaid using cash generated from operations.

Long-Term Debt

	Initial		Successor
	Principal Amount	Maturity Date	September 30, 2012	December 31, 2011
Secured bonds	$900.0	8/15/2020	$900.0	$—
Term Facility(1)	$700.0	2/8/2018	692.1	—
Exit Financing Facility(2)	$425.0	10/21/2015	—	420.8
Co-generation Unit Financing Arrangement	$16.0	2/1/2016	11.0	6.5
Lease financing			15.6	—

Total debt			1,618.7	427.3
Less: Long-term debt due in one year			(11.0)	(5.9)

Long-term debt			$1,607.7	$421.4

(1)	Average effective interest rate of 5.1% in 2012.
(2)	Average effective interest rate of 7.1% and 7.2% in 2012 and 2011, respectively.

The Company’s debt is recorded at historical amounts. At September 30, 2012 the fair value of the secured notes and the term facility was $916.3 million and $707.0 million, respectively. The Company determined the fair value of both the secured notes and the term facility using the Bloomberg market price as of September 28, 2012. At December 31, 2011, the total carrying value of long-term debt approximated its fair value due to the variable interest rates and frequent repricing of such instruments. The fair value hierarchy for long-term debt is a Level 2 input.

At September 30, 2012, the scheduled maturities of the Company’s long-term debt were as follows:

Total Debt
2012	$2.8
2013	10.7
2014	10.6
2015	10.6
2016	7.6
Thereafter	1,582.5

Total debt	$1,624.8

On August 20, 2012, Tronox Limited’s wholly-owned subsidiary, Tronox Finance LLC, issued $900.0 million aggregate principal amount of 6.375% senior notes due 2020 (the “Senior Notes”). The Senior Notes were offered to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act. The Senior Notes bear interest semiannually at a rate equal to 6.375% and were sold at par value. The Senior Notes are fully and unconditionally guaranteed on a senior, unsecured basis by Tronox Limited and certain of its subsidiaries. The Senior Notes are redeemable at any time at the Company’s discretion. The Senior Notes and related guarantees have not been registered under the Securities Act, or any state securities laws, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act and applicable state securities laws.

Approximately $326.2 million of the proceeds from the Senior Notes were used for returns of shareholder capital, in the form of share buybacks. The remainder of the proceeds will be used for general corporate purposes, and subject to required approvals may also be used for further returns of capital to shareholders from time to time (including by way of dividend).

The Company recorded debt issuance fees of $16.9 million, which are being amortized over the life of the debt, and are included in other long-term assets on the unaudited Condensed Consolidated Balance Sheet. During the three and nine months ended September 30, 2012, amortization expense amounted to$0.3 million.

Term Facility

	Successor
	September 30, 2012	December 31, 2011
Term Facility	$698.2	$—
Discount	(6.1)	—

Secured bonds, net	$692.1	$—

On February 8, 2012, Tronox Incorporated’s wholly-owned subsidiary, Tronox Pigments (Netherlands) B.V., entered into a term loan facility with Goldman Sachs Bank USA comprised of a $550.0 million Senior Secured Term Loan and a $150.0 million Senior Secured Delayed Draw Term Loan (together, the “Term Facility”). The Term Facility has a maturity date of February 8, 2018. The Term Facility was issued net of an original issue discount of $7.0 million, or 1.0% of the initial principal amount, which is being amortized over the life of the Term Facility. At September 30, 2012, the original issue discount was $6.1 million. On June 14, 2012, in connection with the closing of the Transaction, Tronox Pigments (Netherlands) B.V. drew down the $150.00 million Senior Secured Delayed Draw Term. During 2012, the Company has made principal repayments of $1.8 million.

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

In connection with obtaining the Term Facility, Tronox Incorporated incurred debt issuance costs of $17.2 million, of which $5.5 million was paid in 2011 and $11.7 million was paid in 2012. Such costs are recorded in “Prepaid and other assets” on the unaudited Condensed Consolidated Balance Sheet and are being amortized through the maturity date.

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

Lease Financing

In connection with the Transaction, the Company acquired capital lease obligations, which are payable through 2032 at a weighted average interest rate of approximately 19.1%. At September 30, 2012, such obligations had a net book value of assets recorded under capital leases aggregating $9.1 million.

Financial Covenants

At September 30, 2012, the Company had financial covenants in the UBS Revolver, the ABSA Revolver and the Term Facility.

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

The Company was in compliance with its financial covenants at September 30, 2012. A breach of any of the covenants imposed on the Company by the terms of the UBS Revolver or the Term Facility could result in a default under the agreement. In the event of a default, the lenders could terminate their commitments to the Company and could accelerate the repayment of all of the Company’s indebtedness under the agreement. In such case, the Company may not have sufficient funds to pay the total amount of accelerated obligations, and its lenders could proceed against the collateral pledged.

Interest Expense

	Successor				Predecessor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Eight Months Ended September 30, 2011	One Month Ended January 31, 2011
Interest expense	$16.3	$8.0	$31.1	$21.1	$2.6
Amortization of deferred debt issuance costs and discount on debt	1.2	0.3	7.5	0.6	0.3
Other	0.7	—	1.0	0.4	—
Capitalized interest	(0.1)	(0.3)	(0.6)	(0.6)	—

Interest and debt expense	$18.1	$8.0	$39.0	$21.5	$2.9

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

The Company’s AROs are as follows:

•	the KZN mine and the Namakwa Sands mine, both in South Africa, to restore the areas that have been disturbed as required under the mining leases;

•	mine closure and rehabilitation costs in Western Australia to restore the area that has been disturbed, as required under the mining lease;

•	plant closure and exit costs associated with certain industrial sites in Western Australia, whereby the Company is required to return the sites to their original states under licensing conditions:

•	plant closure and exit costs associated with the Botlek, the Netherlands facility, whereby the Company is required to return the site back to its original state at the end of its long-term lease; and

•

landfill closure costs at the Hamilton, Mississippi facility to address one-time closure costs (cap with liner and cover with soil) and annual monitoring costs of the closed landfill under applicable state environmental laws in Mississippi, which is expected to be completed in 2015.

A summary of the changes in the AROs during the nine months ended September 30, 2012 is as follows:

Balance, December 31, 2011	$30.1
AROs acquired in the acquisition of the minerals sands business	57.1
Additions	5.8
Settlements/payments	(1.2)
Accretion expense	2.0
Other, including changes in estimates and remeasurement	8.5

Balance, September 30, 2012	$102.3

Current portion included in accrued liabilities	$1.9

Noncurrent portion	$100.4

A summary of the AROs by site is included in the table below:

Australia	$57.0
South Africa	34.0
Botlek	10.2
Hamilton	1.1

Total AROs	$102.3

13. Other Assets and Other Liabilities

Prepaid and Other Current Assets

	Successor
	September 30, 2012	December 31, 2011
Prepaid expenses	$21.5	$10.2
Cash collateralized letters of credit and surety bonds	1.4	4.9
Other	8.3	6.6

Total	$31.2	$21.7

Other Long-Term Assets

	Successor
	September 30, 2012	December 31, 2011
Debt issuance costs, net	$39.2	$8.4
Environmental rehabilitation trust(1)	20.7	—
Other, net	3.2	3.2

Total	$63.1	$11.6

(1)	The Company has established an environmental rehabilitation trust in respect of the prospecting and mining operations in South Africa in accordance with applicable regulations. Subsequent to the Transaction Date, Exxaro has transferred the South African assets of the mineral sands business from its existing environmental rehabilitation trust to the new environmental rehabilitation trust.

Noncurrent Liabilities — Other

	Successor
	September 30, 2012	December 31, 2011
Long-term incentive plan (see Note 20)	$9.7	$—
Reserve for workers’ compensation and general liability claims	8.7	8.5
Reserve for uncertain tax positions	3.4	0.9
Other	5.6	2.4

Total	$27.4	$11.8

14. Commitments and Contingencies

Letters of Credit—At September 30, 2012, the Company had outstanding letters of credit in the amount of approximately $36.9 million, of which $29.4 million were issued under the Wells Revolver and were backstopped by a letter of credit issued under the UBS Revolver.

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

In August 2011, the outstanding legal disputes between the Company and RTI Hamilton, Inc. dating back to 2008 came to a close with the parties reaching an agreement in principle. The agreement reflects a compromise and settlement of disputed claims in complete accord and satisfaction thereof. RTI Hamilton paid Tronox the sum of $10.5 million within five business days of receipt of the Bankruptcy Court Approval. Of the total payment, $0.7 million constitutes payment for capital costs incurred by Tronox in relation to the agreement, plus interest.

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

15. Noncontrolling Interest

In connection with the Transaction, Exxaro and its subsidiaries retained a 26.0% ownership interest in each of Tronox KZN Sands (Pty) Ltd and Tronox Mineral Sands (Pty) Ltd in order to comply with the ownership requirements of the BEE legislation in South Africa. Exxaro is entitled to exchange this interest for approximately 3.2% in additional Class B Shares under certain circumstances (i.e., the earlier of the termination of the Empowerment Period or the tenth anniversary of completion of the Transaction).

A reconciliation of the beginning and ending balances of noncontrolling interest on the Company’s unaudited Condensed Consolidated Balance Sheets is presented below.

Balance at January 1, 2012	$—
Fair value of noncontrolling interest on the Transaction Date(1)	291.1
Earnings attributable to noncontrolling interest	(0.8)
Effect of exchange rate changes	13.1

Balance at September 30, 2012	$303.4

(1)    The fair value of noncontrolling interest is preliminary and based upon valuations derived from estimated fair value assessments and assumptions used by management. While management believes that its preliminary estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different values being assigned.

16. Other Income (Expense)

	Successor				Predecessor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Eight Months Ended September 30, 2011	One Month Ended January 31, 2011
Net unrealized and realized foreign currency gain (loss)	$(1.6)	$(0.6)	$(6.3)	$(1.1)	$1.5
Interest income	0.5	0.2	0.9	0.4	0.1
Other	1.3	(0.9)	0.6	(1.0)	—

Total	$0.2	$(1.3)	$(4.8)	$(1.7)	$1.6

17. Income Taxes

The following table presents the income tax provisions, along with income from continuing operations and the effective tax rates:

	Successor				Predecessor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Eight Months Ended September 30, 2011	One Month Ended January 31, 2011
Income tax benefit (provision)	$38.0	$9.0	$127.5	$(3.3)	$(0.7)
Income (Loss) from Continuing Operations Before Income Taxes	(56.0)	89.9	1,097.2	178.6	632.2
Effective Tax Rate	67.9%	(10.0)%	(11.6)%	1.8%	0.1%

The negative effective tax rate for the 2012 Successor nine months ended September 30, 2012, differs from the U.S. statutory rate of 35% primarily as a consequence of the Company re-domiciling in Australia. Because the Australian tax laws provide for a resetting of the tax basis of the business assets to market value, the Company recorded a tax benefit related to this market value basis adjustment. The overall tax benefit from this basis adjustment increase was partially offset by a valuation allowance established for the portion of the tax benefit which the Company believes will not be realized. Because this basis change did not pertain to an entity acquired in the Transaction, this net tax benefit was recorded through tax expense and did not impact the Company’s gain on bargain purchase.

Additionally, the effective tax rate for the nine months ended September 30, 2012, was impacted by the release of a valuation allowance in the Netherlands, continuing valuation allowances in the United States, income in foreign jurisdictions taxed at rates lower than 35%, and the Company’s gain on the bargain purchase, which was recorded net of the financial tax impact and is not subject to income tax in any jurisdiction.

The high effective tax rate for the three months ended September 30, 2012, differs from the U.S. statutory rate of 35% primarily because the Company incurred a book operating loss for the quarter while recording a tax benefit from the release of a valuation allowance in the Netherlands.

The effective tax rates for the 2011 Successor periods differ from the U.S. statutory rate of 35% primarily due to valuation allowances in the United States, income in foreign jurisdictions taxed at rates lower than 35% and statute lapses in a foreign jurisdiction which released significant liabilities related to uncertain tax positions. In the one month ended January 31, 2011, the effective tax rate for the Predecessor period differs from the U.S. statutory rate of 35% primarily due to fresh-start adjustments, which were recorded net of tax. Additionally, the Predecessor period effective tax rate was impacted by valuation allowances in multiple jurisdictions and income in foreign jurisdictions taxed at rates lower than 35%.

The application of business combination accounting on June 15, 2012 resulted in the re-measurement of deferred income taxes associated with recording the assets and liabilities of acquired entities at fair value pursuant to ASC 805. As a result, deferred income taxes of $202.3 million were recorded at amounts determined in accordance with ASC 740 as part of the Company’s gain on bargain purchase.

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

Earnings of certain foreign subsidiaries of Tronox Incorporated, which were undistributed to the U.S., totaled $144.0 million at December 31, 2011. Under the new Australian holding company, it is expected that undistributed earnings of certain subsidiaries will continue to increase. At September 30, 2012, no provision for deferred U.S. or Australian income taxes has been made for these earnings because they were considered to be indefinitely reinvested outside of the parent’s taxing jurisdictions. The distribution of these earnings in the form of dividends or otherwise may subject the Company to U.S. federal and state or foreign income taxes and, possibly, foreign withholding taxes. However, because of the complexities of taxation of foreign earnings, it is not practicable to estimate the amount of additional tax that might be payable on the eventual remittance of these earnings to their parent corporations.

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

18. Earnings Per Share

Certain unvested awards issued under the Tronox Limited Management Equity Incentive Plan and the T-Bucks Employee Participation Plan, as further discussed in Note 20, contain non-forfeitable rights to dividends declared on Class A Shares. Any unvested shares that participate in dividends are considered participating securities, and are included in the Company’s computation of basic and diluted earnings per share using the two-class method, unless the effect of including such shares would be antidilutive. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of ordinary shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.

Basic earnings per share is computed utilizing the two-class method, and is calculated based on weighted-average number of common shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted-average number of common and common equivalent shares outstanding during the periods utilizing the two-class method for nonvested restricted shares, warrants and options. As we recognized a net loss for the three months ended September 30, 2012, the unvested share-based payments and options were not recognized in the diluted earnings per share calculations as they were antidilutive.

The following table sets forth the number of shares utilized in the computation of basic and diluted earnings per share from continuing operations for the periods indicated. The weighted average shares outstanding, potentially dilutive shares, earnings per share and anti-dilutive shares of the Successor have been restated to affect the 5-for-1 stock split discussed in Note 19.

	Successor				Predecessor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Eight Months Ended September 30, 2011	One Month Ended January 31, 2011
Numerator – Basic and Diluted:
Income (Loss) from Continuing Operations	$(18.0)	$98.9	$1,224.7	$175.3	$631.5
Less: Income attributable to noncontrolling interest	(1.3)	—	(0.8)	—	—
Less: Dividends paid	—	—	31.5	—	—

Undistributed earnings (losses)	(16.7)	98.9	1,194.0	175.3	631.5
Percentage allocated to common shares	100%	100%	99.42%	100%	100%

Undistributed earnings allocated to common shares	(16.7)	98.9	1,187.1	175.3	631.5
Add: Dividends declared allocated to common shares	—	—	31.4	—	—

Earnings available to common shares	$(16.7)	$98.9	$1,218.5	$175.3	$631.5

Denominator – Basic:
Weighted-average common shares (In thousands)	122,352	74,910	94,193	73,325	41,311
Add: Effect of Dilutive Securities:
Restricted shares	—	1,120	66	1,200	88
Warrants	—	3,145	2,638	3,135	—
Options	—	—	6	—	—

Denominator – Diluted	122,352	79,175	96,903	77,660	41,399

Earnings per Share:
Basic Income (Loss) per Share	$(0.14)	$1.32	$12.94	$2.39	$15.29

Diluted Income (Loss) per Share	$(0.14)	$1.25	$12.57	$2.26	$15.25

In computing diluted earnings per share under the two-class method, the Company considered potentially dilutive shares. For the three months ended September 30, 2012, 308,555 options with an average exercise price of $27.91 were not recognized in the diluted earnings per share calculation as they were antidilutive. For the one month ended January 31, 2011, 1,152,408 options with an average exercise price of $9.54 were anti-dilutive because they were not “in the money.” There were no options outstanding during the three and eight months ended September 30, 2011.

During the third quarter of 2012, the Company created the T-Bucks Employee Purchase Plan for the benefit of certain employees at Tronox subsidiaries in South Africa. Shares held by the Trust are not considered outstanding for purposes of computing earnings per share. See Note 20 for additional information on the T-Bucks Employee Purchase Plan.

19. Shareholders’ Equity

Stock Split Declared

On June 26, 2012, the Board approved a 5-to-1 stock split for holders of its Class A Shares and Class B Shares at the close of business on July 20, 2012, by issuance of four additional shares for each share of the same class. As a result of the stock split, the Company recorded an increase to “Tronox Limited Class A ordinary shares” of $0.6 million and an increase to “Tronox Limited Class B ordinary shares” of $0.4 million, with corresponding decreases to “Retained earnings” on the unaudited Condensed Consolidated Balance Sheets.

Ordinary Shares and Common Stock

The changes in ordinary shares and common stock outstanding and treasury shares for the nine months ended September 30, 2012 were as follows:

Tronox Limited Class A Shares outstanding:
Balance at December 31, 2011	—
Shares issued in connection with the Transaction(1)	76,644,650
Shares issued for share-based compensation	7,550
Shares issued for warrants exercised	9,323
Shares purchased by the T-Bucks Trust(2)	(548,234)
Shares repurchased/cancelled(3)	(12,626,400)

Balance at September 30, 2012	63,486,889

Tronox Limited Class B Shares outstanding:
Balance at December 31, 2011	—
Shares issued in connection with the Transaction(1)	49,754,280

Balance at September 30, 2012	49,754,280

Tronox Incorporated common stock outstanding:
Balance at December 31, 2011	75,383,455
Shares issued for stock-based compensation	570,785
Shares issued for warrants exercised	690,385
Shares issued for claims	25
Shares exchanged in connection with the Transaction(1)	(76,644,650)

Balance at September 30, 2012	—

Tronox Incorporated common stock held as treasury:
Balance at December 31, 2011	472,565
Shares issued for stock-based compensation	239,360
Shares cancelled in connection with the Transaction(3)	(711,925)

Balance at September 30, 2012	—

(1)	Shares issued in connection with the Transaction have been adjusted for the 5-for-1 stock split. On the Transaction Date, the Company issued 15,328,930 Class A Shares and 9,950,856 Class B Shares.
(2)	During the third quarter of 2012, the Company created the T-Bucks Employee Participation Plan for the benefit of certain employees at Tronox subsidiaries in South Africa. See Note 20 for additional information on the Employee Participation Plan.
(3)	In accordance with Australian law, the Company is not permitted to hold its own ordinary shares. As such, all Class A Shares that were repurchased by the Company have been cancelled. Additionally, all shares of Tronox Incorporated common stock that were held by Tronox Incorporated on the Transaction date were cancelled in connection with the Transaction. The number of Class A Shares repurchased has been adjusted for the 5-for-1 stock split.

Warrants

As part of its emergence from bankruptcy, Tronox Incorporated issued warrants to existing holders of its equity in two tranches, Series A warrants and Series B warrants (collectively, the “Tronox Incorporated Warrants”), to purchase up to an aggregate of 1,216,216 shares, or 7.5%, of Tronox Incorporated’s common stock. In connection with the Transaction, and pursuant to the terms of the Tronox Incorporated Warrant Agreement, Tronox Limited entered into an amended and restated warrant agreement, dated as of the Transaction Date, whereby the holders of the Tronox Limited Warrants were entitled to purchase one Class A Share and receive $12.50 in cash at the initial exercise prices of $62.13 for each Series A Warrant (the “Series A Warrants”) and $68.56 for each Series B Warrant (the “Series B Warrants”, collectively with the Series A Warrants, the “Warrants”). On the Transaction Date, there were 841,302 Warrants outstanding. The Warrants have a seven-year term from the date initially issued and will expire on February 14, 2018. A holder may exercise the Warrants by paying the applicable exercise price in cash or on a cashless basis. The Warrants are freely transferable by the holder thereof.

In connection with the stock split, holders of the Warrants are entitled to purchase five Class A Shares and receive $12.50 in cash at the initial exercise prices of $62.13 for each Series A Warrant and $68.56 for each Series B Warrants. As a result of the dividend declared on June 26, 2012, the exercise price of the Series A and Series B Warrants were reduced to $61.84 and $68.24, respectively, as of the close of business on July 13, 2012. As of September 30, 2012 there were 364,819 Series A Warrants and 474,425 Series B Warrants outstanding.

Share Repurchases

On June 26, 2012, the Board authorized the repurchase of 10% of Tronox Limited’s Class A shares in open market transactions. During the three months and nine months ended September 30, 2012, the Company repurchased 12,541,400 Class A Shares, affected for the 5-for-1 stock split, at an average price of $25.85 per share, inclusive of commissions, for a total cost of $324.2 million and 12,626,400 Class A Shares, affected for the 5-for-1 stock split, at an average price of $25.84 per share, inclusive of commissions, for a total cost of $326.2 million, respectively. Repurchased shares were subsequently cancelled in accordance with Australian law. On September 27, 2012, the Company announced the successful completion of its share repurchase program.

20. Share-Based Compensation

Compensation expense related to employee restricted share awards was $1.1 million and $1.4 million for the three months ended September 30, 2012 and 2011, respectively, and $24.1 million and $6.6 million for the nine months ended September 30, 2012 and the eight months ended September 30, 2011, respectively. Compensation expense related to restricted share awards granted to the Board of Directors was $0.3 million and $0.4 million for the three months ended September 30, 2012 and 2011, respectively, and $3.4 million and $1.1 million for the nine months ended September 30, 2012 and the eight months ended September 30, 2011, respectively. Compensation expense related to the Company’s nonqualified option awards for the three and nine months ended September 30, 2012 was $0.2 million and $1.1 million, respectively.

Tronox Limited Management Equity Incentive Plan

On the Transaction Date, Tronox Limited adopted the Tronox Limited management equity incentive plan (the “Tronox Limited MEIP”), which permits the grant of awards that constitute incentive options, nonqualified options, share appreciation rights, restricted shares, restricted share units, performance awards and other share-based awards, cash payments and other forms such as the compensation committee of the Board in its discretion deems appropriate, including any combination of the above. Subject to further adjustment, the maximum number of shares which may be the subject of awards (inclusive of incentive options) is 12,781,225 Class A Shares.

Restricted Shares

During 2012, the Company granted 161,411 restricted share awards to employees, which have both time requirements and performance requirements. The time provisions are graded vesting, while the performance provisions are cliff vesting and have a variable payout. During 2012, the Company granted 23,160 restricted share awards with graded vesting to members of its Board of Directors. In accordance with ASC 718, Compensation – Stock Compensation, the restricted share awards issued during 2012 are classified as equity awards and are accounted for using the fair value established at the grant date.

The following table summarizes restricted share activity with employees for the nine months ended September 30, 2012.

	Number of Shares	Fair Value(1)
Balance at December 31, 2011	—	—
Awards converted from Tronox Incorporated to Tronox Limited in connection with the Transaction	420,765	16.99
Awards granted	161,411	27.28
Awards earned	(7,550)	25.90
Awards forfeited	(7,985)	29.29

Balance at September 30, 2012	566,641	$19.62

Outstanding awards expected to vest	559,727	$19.53

(1)	Represents the weighted-average grant-date fair value.

The following table summarizes restricted share activity with Tronox Limited Board of Directors for the nine months ended September 30, 2012.

	Number of Shares	Fair Value(1)
Balance at December 31, 2011	—	—
Awards granted	23,160	25.90

Balance at September 30, 2012	23,160	$25.90

Outstanding awards expected to vest	23,160	$25.90

(1)	Represents the weighted-average grant-date fair value.

Options

During 2012, the Company granted 158,960 options to employees to purchase Class A Shares, which vest over a three year period. The following table presents a summary of activity for the Tronox Limited options for the nine months ended September 30, 2012:

	Number of Options	Price (1)	Contractual Life Years (1)	Intrinsic Value(2)
Balance at December 31, 2011	—	$—	—	$—
Options converted to Tronox Limited in connection with the Transaction	517,330	24.56	9.34	—
Options issued	158,960	25.62	9.75	—
Options forfeited	(152,320)	22.38	—	—

Outstanding at September 30, 2012	523,970	$25.52	9.49	$0.1

Outstanding options expected to vest	488,791	$25.59	9.50	$0.1

(1)	Represents weighted average exercise price and weighted average remaining contractual life, as applicable. The fair value of awards granted in connection with the stock split has been adjusted to reflect the estimated fair value on the date of such stock split.
(2)	Reflects aggregate intrinsic value based on the difference between the market price of the Company’s share at September 30, 2012 and the options’ exercise price. Options issued in connection with the stock split had no effect on the intrinsic value of outstanding options.

July 31, 2012 Grant

Valuation and Cost Attribution Methods. The fair value of the options issued was determined on the date of grant using the Black-Scholes option-pricing model and is recognized in earnings on a straight-line basis over the employee service period of three years necessary to earn the awards.

The Company ran the Black-Scholes option-pricing model for the 15,808 options granted on July 31, 2012 and used the following assumptions:

2012
Risk-free interest rate	0.83%
Expected dividend yield	4.32%
Expected volatility	56%
Expected term (years)	10.0
Per-unit fair value of options granted	$8.21

The Company used the fair market value and exercise price of $23.17, which was the closing price of Class A Shares, New York Stock Exchange symbol TROX, recorded on July 31, 2012.

Expected Volatility — In setting the volatility assumption, the Company considered the most recent reported volatility of each compensation peer company. For the 2012 valuation, the peer company group included the following companies: Cabot Corporation, Celanese Corporation, Cliffs Natural Resources Inc., Cytec Industries Inc., Eastman Chemical Company, FMC Corporation, Freeport-McMoRan Copper & Gold Inc., Georgia Gulf Corporation, Huntsman Corporation, Kronos Worldwide, Inc., PPG Industries, Inc., Rockwood Holdings, Inc., RPM International Inc., The Sherwin-Williams Company, Southern Copper Corporation, Teck Resources Limited, The Valspar Corporation, W.R. Grace & Co, and Westlake Chemical Corporation.

Risk-free interest rate — The Company used a risk-free interest rate of 0.83%, which was the risk-free interest rate based on U.S. Treasury Strips available with maturity period consistent with expected life assumption.

August 31, 2012 Grant

Valuation and Cost Attribution Methods. Options’ fair value was determined on the date of grant using the Black-Scholes option-pricing model and is recognized in earnings on a straight-line basis over the employee service period of three years necessary to earn the awards. The Company ran the Black-Scholes option-pricing model for the 7,257 options granted on August 31, 2012 and used the following assumptions:

2012
Risk-free interest rate	0.85%
Expected dividend yield	3.88%
Expected volatility	56%
Expected term (years)	10.0
Per-unit fair value of options granted	$9.51

The Company used the fair market value and exercise price of $25.79, which was the closing price of Class A Shares, New York Stock Exchange symbol TROX, recorded on August 31, 2012.

Expected Volatility — In setting the volatility assumption, the Company considered the most recent reported volatility of each compensation peer company. For the 2012 valuation, the peer company group included the following companies: Cabot Corporation, Celanese Corporation, Cliffs Natural Resources Inc., Cytec Industries Inc., Eastman Chemical Company, FMC Corporation, Freeport-McMoRan Copper & Gold Inc., Georgia Gulf Corporation, Huntsman Corporation, Kronos Worldwide, Inc., PPG Industries, Inc., Rockwood Holdings, Inc., RPM International Inc., The Sherwin-Williams Company, Southern Copper Corporation, Teck Resources Limited, The Valspar Corporation, W.R. Grace & Co, and Westlake Chemical Corporation.

Risk-free interest rate — The Company used a risk-free interest rate of 0.85%, which was the risk-free interest rate based on U.S. Treasury Strips available with maturity period consistent with expected life assumption.

T-Bucks Employee Participation Plan (“T-Bucks EPP”)

During the third quarter of 2012, the Company created the T-Bucks EPP for the benefit of certain qualifying employees (the “Participants”) of Tronox subsidiaries in South Africa (the “Employer Companies”). In accordance with the terms of the Trust Deed of the T-Bucks Trust (the “T-Bucks Trust Deed”), the Employer Companies funded the T-Bucks Trust (the “Trust”) in the amount of R123.8 million (approximately $14.6 million), which represents a capital contribution equal to R75,000 for each Participant. The funded amount was used to acquire 548,234 Class A Shares. Additional contributions may be made in the future at the discretion of the Board.

On September 3, 2012, the Participants were awarded shares units in the Trust which entitles them to receive shares of Tronox Limited upon completion of the vesting period on May 31, 2017. The Participants are also entitled to receive dividends on the Tronox shares during the vesting period. Forfeited shares are retained by the Trust and are allocated to future participants in accordance with the Trust Deed. Under certain conditions, as outlined in the Trust Deed, Participants may receive share units awarded before May 31, 2017. The fair value of the awards is the fair value of the shares determined at the Grant Date. Compensation costs are recognized over the vesting period using the straight-line method. Compensation expense for the three months ended September 30, 2012 was $0.2 million. In accordance with ASC 718, the T-Bucks EPP is classified as an equity-settled shared-based payment plan.

	Number of Shares	Fair Value(1)
Balance at December 31, 2011	—	—
Shares acquired by the Trust	548,234	25.79

Balance at September 30, 2012	548,234	$25.79

Outstanding awards expected to vest	548,234	$25.79

(1)	Represents the fair value on the date of purchase by the Trust.

Long-Term Incentive Plan

In connection with the Transaction, the Company acquired a long-term incentive plan (the “LTIP”) for the benefit of certain qualifying employees of Tronox subsidiaries in South Africa and Australia. The LTIP is classified as cash settled compensation plan and is re-measured to fair value at each reporting date. At the Transaction Date, the fair value of the LTIP plan was $10.5 million.

Tronox Incorporated Management Equity Incentive Plan

On the Effective Date, Tronox Incorporated adopted the Tronox Incorporated management equity incentive plan (the “Tronox Incorporated MEIP”), which permitted the grant of awards that constitute incentive options, nonqualified options, share appreciation rights, restricted share, restricted share units, performance awards and other share-based awards, cash payments and other forms such as the compensation committee of the Tronox Incorporated Board of Directors in its discretion deems appropriate, including any combination of the above. The number of shares available for delivery pursuant to the awards granted under the Tronox Incorporated MEIP was 1.2 million shares.

On the Transaction Date, 748,980 shares of Tronox Incorporated restricted stock vested in connection with the Transaction. The remaining shares of Tronox Incorporated restricted stock were converted to Tronox Limited restricted shares.

Grants to Tronox Incorporated Board Members

As noted above, the Tronox Incorporated MEIP authorized the issuance of restricted shares to eligible directors who were serving on the Tronox Incorporated Board of Directors on the Effective Date.

The following table summarizes restricted shares activity with Board of Directors of Tronox Incorporated members for the nine months ended September 30, 2012.

	Primary Award		Secondary Award
Restricted Shares	Number Of Shares	Weighted-Avg. Grant Date Fair Value	Number of Shares	Weighted-Avg. Grant Date Fair Value
Balance at December 31, 2011	50,040	$24.50	122,485	$24.50
Awards earned	(50,040)	24.50	(122,485)	24.50

Balance at September 30, 2012	—	$—	—	$—

Outstanding awards expected to vest	—	$—	—	$—

Grants to employees

During 2012, Tronox Incorporated granted 52,915 shares to employees, which have graded vesting provisions. The plan allows Tronox Incorporated to withhold, for tax purposes, the highest combined maximum rate imposed under all applicable federal, state, local and foreign tax laws on behalf of the employees that have received these awards. In accordance with ASC 718, such restricted share awards were classified as liability awards and were re-measured to fair value at each reporting date. The following table summarizes restricted share activity with employees for the nine months ended September 30, 2012.

	Number of Shares	Fair Value(1)
Balance at December 31, 2011	1,005,470	$21.58
Awards granted	52,915	24.36
Awards earned	(637,620)	24.21
Awards converted to Tronox Limited restricted shares in connection with the Transaction	(420,765)	16.99

Balance at September 30, 2012	—	$—

(1)	Represents the weighted-average grant-date fair value.

Options

The following table presents a summary of activity for the Tronox Incorporated options for the nine months ended September 30, 2012:

	Number of Options	Price (1)	Contractual Life Years (1)	Intrinsic Value(2)
Balance at December 31, 2011	345,000	$22.00	9.95	$0.7
Options issued	172,330	29.69	9.87	—
Options converted to Tronox Limited in connection with the Transaction	(517,330)	24.56	9.59	0.7

Outstanding at September 30, 2012	—	$—	—	$—

(1)	Represents weighted average exercise price and weighted average remaining contractual life, as applicable.
(2)	Reflects aggregate intrinsic value based on the difference between the market price of the Company’s shares at September 30, 2012 and the options’ exercise price.

Predecessor

Upon emergence from bankruptcy, all predecessor common stock equivalents, including but not limited to stock options and restricted stock units of Tronox Incorporated were vested and immediately cancelled with the Plan.

Overview — Tronox Incorporated’s Long Term Incentive Plan (the “Predecessor LTIP”) authorized the issuance of shares of Tronox Incorporated common stock to certain employees and non-employee directors any time prior to November 16, 2015, in the form of fixed-price stock options, restricted stock, stock appreciation rights or performance awards. As of the Effective Date, all stock-based awards previously issued under the Predecessor’s LTIP plan vested and were immediately cancelled.

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

The following table summarizes information about restricted stock award, performance award and stock option activity for the one month ended January 31, 2011:

	Restricted Stock Awards & Stock Opportunity Grants		Performance Awards	Stock Options
Restricted Shares	Number of Shares	Fair Value(1)	Number Of Units	Number of Options	Price(2)	Contractual Life (Years)(2)	Intrinsic Value(3)
Balance at December 31, 2010	148,053	$4.92	2,689,150	1,152,408	$9.54	5.31	$9.54
Awards vested/cancelled	(148,053)	—	(2,689,150)	(1,152,408)	—	—	—

Balance at January 31, 2011	—	$—	—	—	$—	—	$—

(1)	Represents the weighted average grant date fair value.
(2)	Represents weighted average exercise price and weighted average remaining contractual life, as applicable.
(3)	Reflects aggregate intrinsic value based on the difference between the market price of the Company’s stock and the options’ exercise price.

21. Cash Flows Statement Data

Other noncash items included in the reconciliation of net income (loss) to net cash flows from operating activities include the following:

	Successor		Predecessor
	Nine Months Ended September 30, 2012	Eight Months Ended September 30, 2011	One Month Ended January 31, 2011
Amortization of fair value inventory step-up and unfavorable ore sales contracts	$108.8	$—	$—
Accrued transfer taxes	37.0	—	—
Other net adjustments	6.5	4.2	(0.2)

Total	$152.3	$4.2	$(0.2)

Reorganization items included in the reconciliation of net income (loss) to net cash flows from operating activities include the following:

	Successor		Predecessor
	Nine Months Ended September 30, 2012	Eight Months Ended September 30, 2011	One Month Ended January 31, 2011
Noncash reorganization items	$—	$—	$(636.6)
Environmental settlement funding	—	—	(270.0)
Claims paid with cash	—	(14.3)	(18.6)
Tort settlement funding	—	—	(16.5)
Professional and legal fees	—	—	(12.0)

Total	$—	$(14.3)	$(953.7)

Other, net, included in the reconciliation of net income to net cash flows from operating activities includes the following:

	Successor		Predecessor
	Nine Months Ended September 30, 2012	Eight Months Ended September 30, 2011	One Month Ended January 31, 2011
Environmental expenditures, net of reimbursements	$—	$33.1	$—
Other net adjustments	1.7	(1.2)	1.0

Total	$1.7	$31.9	$1.0

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

The components of net periodic pension and postretirement healthcare cost for the three months ended September 30, 2012 and 2011, and the nine months ended September 30, 2012, eight months ended September 30, 2011 and one month ended January 31, 2011 were as follows:

	Retirement Plans
	Successor				Predecessor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Eight Months Ended September 30, 2011	One Month Ended January 31, 2011
Net periodic cost:
Service cost	$0.6	$0.8	$1.9	$2.0	$0.2
Interest cost	5.4	6.0	16.3	15.7	1.9
Expected return on plan assets	(5.0)	(5.6)	(15.2)	(14.8)	(2.0)
Net amortization:
Net amortization — Actuarial (gain) loss	0.1	—	0.1	—	0.5

Net periodic cost	$1.1	$1.2	$3.1	$2.9	$0.6

	Postretirement Healthcare Plans
	Successor				Predecessor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Eight Months Ended September 30, 2011	One Month Ended January 31, 2011
Net periodic cost:
Service cost	$—	$0.1	$0.2	$0.2	$—
Interest cost	0.1	0.1	0.3	0.3	—
Net Amortization:
Net amortization — Prior service cost (credit)	—	—	—	—	(1.1)
Net amortization — Actuarial (gain) loss	—	—	—	—	0.1

Net periodic cost (income)	$0.1	$0.2	$0.5	$0.5	$(1.0)

Post-Employment Health Care

In connection with the Transaction, the Company provides post-employment health care benefits to certain Namakwa Sands employees, retired employees and their registered dependants. Members can participate in the Anglo Medical Scheme, Bonitas Medical Fund or Discovery Health Medical Scheme. The Company provides benefits as follows: (i) members employed before March 1, 1994 receive 100% post-retirement and death-in-service benefits, (ii) members employed on or after March 1, 1994 but before January 1, 2002 receive 2% per year of completed service subject to a maximum of 50% post-retirement and death-in-service benefits, and (iii) members employed on or after January 1, 2002 receive 0% post-retirement and death-in-service benefits.

In anticipation of the Transaction, the Company’s actuaries performed a valuation report as of May 31, 2012.

The post-employment health care liabilities have been valued by the Company’s independent actuaries using the Projected Unit Credit Method, which was used to determine the past-service liability at the valuation date and projected annual expense in the year following the valuation date.

The components of net periodic post-employment healthcare cost for the three and nine months ended September 30, 2012 was $0.2 million.

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

23. Related Party Transactions

Prior to the Transaction Date, Tronox Incorporated conducted transactions with Exxaro Australia Sands Pty Ltd, Tronox Incorporated’s 50% partner in the Tiwest Joint Venture. Tronox Incorporated purchased, at open market prices, raw materials used in its production of TiO2, as well as Exxaro Australia Sands Pty Ltd’s share of TiO2 produced by the Tiwest Joint Venture. Tronox Incorporated also provided administrative services and product research and development activities, which were reimbursed by Exxaro. From January 1, 2012 through the Transaction Date, Tronox Incorporated made payments of $173.0 million and received payments of $9.2 million. During the three months ended September 30, 2011, the company made payments of $87.7 million and received payments of $2.7 million, and during the eight months ended September 30, 2011 and one month ended January 31, 2011, Tronox Incorporated made payments of $232.7 million and $44.0 million, respectively, and received payments of $6.4 million and nil, respectively. The total payments to Exxaro of $232.7 million in the eight months ended September 30, 2011 includes $79.1 million related to the Company’s purchase of its 50% share of the Tiwest Joint Venture Kwinana Facility expansion in June 2011. Subsequent to the Transaction Date, such transactions are considered intercompany transactions and are eliminated in consolidation.

Subsequent to the Transaction, the Company began purchasing transition services from Exxaro, which amounted to $1.2 million since the Transaction Date.

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

Subsequent to the Transaction, the Company has two reportable segments, minerals and pigment. The minerals segment includes the exploration, mining and beneficiation of mineral sands deposits, as well as heavy mineral production. These operations produce titanium feedstock, including ilmenite, chloride slag, slag fines and rutile, as well as pig iron and zircon. The pigment segment primarily produces and markets TiO2, and has production facilities in the United States, Australia, and the Netherlands. Corporate and Other is comprised of corporate activities and businesses that are no longer in operation, as well as its electrolytic manufacturing and marketing operations, all of which are located in the United States.

Segment performance is evaluated based on segment operating profit (loss), which represents the results of segment operations before unallocated costs, such as general corporate expenses not identified to a specific segment, environmental provisions, net of reimbursements, related to sites no longer in operation, interest expense, other income (expense) and income tax expense or benefit.

	Minerals	Pigment	Corporate And Other	Eliminations	Total
Successor: Three Months Ended September 30, 2012
Net Sales	$271.7	$279.8	$38.6	$(102.8)	$487.3
Income (Loss) from operations	19.4	(13.2)	(25.6)	(18.7)	(38.1)
Interest and debt expense					(18.1)
Other income (expense)					0.2
Income (Loss) from Continuing Operations before Income Taxes					$(56.0)
Total Assets	$3,128.4	$1,710.0	$858.4	$(30.9)	$5,665.9
Depreciation, Depletion and Amortization	43.1	20.1	4.1	—	67.3
Capital Expenditures	27.2	9.8	6.7	—	43.7

Successor: Three Months Ended September 30, 2011
Net Sales	$44.0	$399.4	$37.5	$(15.5)	$465.4
Income (Loss) from operations	13.3	111.6	(25.7)	—	99.2
Interest and debt expense					(8.0)
Other income					(1.3)
Income from Continuing Operations before Income Taxes					$89.9
Total Assets	$224.8	$1,154.1	$211.0	$(2.0)	$1,587.9
Depreciation, Depletion and Amortization	4.2	14.6	3.8	—	22.6
Capital Expenditures	2.8	6.0	4.8	—	13.6

Successor: Nine Months Ended September 30, 2012
Net Sales	$443.6	$990.1	$96.6	$(180.5)	$1,349.8
Income (Loss) from operations	110.4	137.4	(129.7)	(22.7)	95.4
Interest and debt expense					(39.0)
Other income (expense)					(4.8)
Gain on bargain purchase					1,045.6
Income (Loss) from Continuing Operations before Income Taxes					$1,097.2
Total Assets	$3,128.4	$1,710.0	$858.4	$(30.9)	$5,665.9
Depreciation, Depletion and Amortization	58.7	50.7	10.8	—	120.2
Capital Expenditures	$46.7	$25.2	$19.3	$—	$91.2

Successor: Eight Months Ended September 30, 2011
Net Sales	$107.9	$1,002.2	$93.3	$(42.6)	$1,160.8
Income (Loss) from operations	24.3	219.4	(41.3)	(0.6)	201.8
Interest and debt expense					(21.5)
Other income (expense)					(1.7)
Income (Loss) from Continuing Operations before Income Taxes					$178.6
Total Assets	$224.8	$1,154.1	$211.0	$(2.0)	$1,587.9
Depreciation, Depletion and Amortization	11.7	36.1	9.0	—	56.8
Capital Expenditures	5.4	104.6	10.7	—	120.7
Predecessor: January 1 through January 31, 2011
Net Sales	$7.6	$88.5	$14.5	$(3.0)	$107.6
Income (Loss) from operations	1.9	20.3	(1.4)	(0.9)	19.9
Interest and debt expense					(2.9)
Other income					1.6
Reorganization income					613.6
Income from Continuing Operations before Income Taxes					$632.2
Total Assets	$221.0	$987.2	$241.3	$(1.4)	$1,448.1
Depreciation, Depletion and Amortization	0.6	2.7	0.8	—	4.1
Capital Expenditures	—	4.2	1.3	—	5.5

	Successor		Successor		Predecessor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Eight Months Ended Eight 30, 2011	One Month Ended January 31, 2011
Net Sales(1)
U.S. operations	$211.0	$229.7	$670.1	$585.9	$60.1
International operations:
Australia	102.3	150.4	345.3	372.7	32.4
The Netherlands	58.5	85.3	195.1	202.2	15.1
South Africa	115.5	—	139.3	—	—

Total	$487.3	$465.4	$1,349.8	$1,160.8	$107.6

(1)	Based on country of production.

	Successor
	September 30, 2012	December 31, 2011
Net Property, Plant and Equipment
U.S. operations	$193.4	$196.7
International operations:
South Africa	728.3	—
Australia	580.9	303.5
The Netherlands	53.2	54.3

Total	$1,555.8	$554.5

25. Subsequent Events

On November 8, 2012, our Board of Directors declared a quarterly dividend of $0.25 per share to holders of our Class A Shares and Class B Shares, totaling approximately $28.3 million, payable on December 3, 2012 to shareholders of record at the close of business on November 23, 2012.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain financial measures, in particular the presentation of Income from Operations, EBITDA and Adjusted EBITDA, which are not presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). We are presenting these non-U.S. GAAP financial measures because they provide us and readers of this quarterly statement with additional insight into our operational performance relative to earlier periods and relative to our competitors. We do not intend for these non-U.S GAAP financial measures to be a substitute for any U.S. GAAP financial information. Readers of these statements should use these non-U.S. GAAP financial measures only in conjunction with the comparable U.S. GAAP financial measures. A reconciliation of Income from Operations to Income from Continuing Operations, the most comparable U.S. GAAP measure is provided herein. A reconciliation of Net income to EBITDA and Adjusted EBITDA is also provided herein.

Executive Overview

We are a global leader in the production and marketing of titanium bearing mineral sands and titanium dioxide pigment (“TiO2”). We are the third largest global producer and marketer of TiO2 manufactured via chloride technology, as well as the second largest global producer of titanium feedstock and the second largest global producer of zircon. We have operations in North America, Europe, South Africa and the Asia-Pacific region. We operate three TiO2 facilities at the following locations: Hamilton, Mississippi; Botlek, the Netherlands; and Kwinana, Western Australia representing approximately 465,000 tonnes of annual TiO2 production capacity. Additionally, we operate three separate mining operations: KwaZulu-Natal (“KZN”) Sands located in South Africa, Namakwa Sands located in South Africa and Cooljarloo Sands located in Western Australia, which have a combined annual production capacity of approximately 723,000 tonnes of titanium feedstock and approximately 265,000 tonnes of zircon.

We have two reportable operating segments, minerals and pigment. Corporate and other is comprised of our electrolytic manufacturing and marketing operations, as well as our corporate activities, including businesses that are no longer in operation.

The minerals segment includes the exploration, mining and beneficiation of mineral sands deposits. These operations produce titanium feedstock, including ilmenite, chloride slag, slag fines and rutile, as well as zircon, pig iron and activated charcoal. Titanium feedstock is used primarily to manufacture TiO2. Zircon is a mineral which is primarily used as an opacifier in ceramic glazes for tiles, plates, dishes and industrial products.

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

Acquisition of Exxaro Mineral Sands Operations

Consistent with our strategy to become a fully integrated global producer of mineral sands and TiO2 with production facilities and sales and marketing presence strategically positioned throughout the world, we acquired 74% of Exxaro Resources Ltd’s (“Exxaro”) South African mineral sands operations, including its Namakwa and KZN Sands mines, separation and slag furnaces, along with its 50% share of the Tiwest Joint Venture in Western Australia (together the “mineral sands business”) (the “Transaction”). On June 15, 2012, the date of the Transaction (the “Transaction Date”), the existing business of Tronox Incorporated was combined with the mineral sands business under Tronox Limited.

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

We accounted for the Transaction using the acquisition method of accounting guidance for business combinations included in ASC 805, Business Combinations (“ASC 805”), which required recording assets and liabilities at fair value. The acquisition resulted in a bargain purchase gain of $1,045.6 million. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on the fair value of assets acquired and liabilities assumed, as well as the bargain purchase gain recorded.

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

Recent Developments

Dividends Declared—On November 8, 2012, our Board of Directors declared a quarterly dividend of $0.25 per share to holders of our Class A Shares and Class B Shares, totaling approximately $28.3 million, payable on December 3, 2012 to shareholders of record at the close of business on November 23, 2012. On June 26, 2012, our Board of Directors declared a quarterly dividend of $0.25 per share to holders of our Class A Shares and Class B Shares, totaling $31.5 million, which was paid on August 13, 2012 to shareholders of record at the close of business on July 13, 2012.

Exxaro Class A Share Purchase Agreement—On October 4, 2012, Exxaro and J.P. Morgan Securities LLC (“JPMS”) entered into a Rule 10b5-1/Rule 10b-18 Purchase Plan Agreement (the “JPMS Tronox Class A Trading Plan”) authorizing JPMS to purchase up to 1,400,000 Class A Shares (which represents approximately 2.2% of all outstanding Tronox Limited Class A Shares and approximately 1.2% of Tronox Limited’s voting securities) on Exxaro’s behalf beginning on October 5, 2012 in compliance with all applicable securities laws and regulations, including Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules, policies and procedures of the markets where the transactions are placed. During October 2012, Exxaro purchased 1,400,000 Class A Shares in market purchases pursuant to the JPMS Tronox Class A Trading Plan.

Executive Management Departure—On September 30, 2012, we entered into a Separation Letter Agreement with Robert C. Gibney, former Senior Vice President and Chief Administrative Officer of Tronox Limited. Mr. Gibney’s resignation was effective on September 29, 2012 (the “Separation Date”). Pursuant to his agreement, among other things, Mr. Gibney will receive severance in the amount of $650,000 payable biweekly over the 365 days following the Separation Date. We accrued for Mr. Gibney’s severance as of the Separation Date. Additionally, 7,500 shares of restricted stock vested immediately and all remaining unvested awards were immediately forfeited and cancelled without any consideration being paid.

T-Bucks Employee Participation Plan (“T-Bucks EPP”)—During the third quarter of 2012, we created the T-Bucks EPP for the benefit of certain of our employees in South Africa (the “Participants”). We made an initial capital contribution to the T-Bucks Trust (the “Trust”) of R123.8 million (approximately $14.6 million), which represents a capital contribution equal to R75,000 for each Participant. Contributions to the plan were used to acquire 548,234 Class A Shares of Tronox Limited. On September 3, 2012, the Participants were awarded shares units in the Trust which entitles them to receive shares of Tronox Limited upon completion of the vesting period on May 31, 2017. Compensation expense will be recognized over the life of the plan based upon the Grant Date fair value of the Tronox Limited shares acquired by the plan. See Note 20 of Notes to Unaudited Condensed Consolidated Financial Statements.

Regulatory Approval—During September 2012, the South African Department of Mineral Resources approved our amendment application to the Environmental Management Program for our KZN Sands Fairbreeze mine project. This, together with the National Environmental Management Act authorization received earlier this year, allows us to commence with selected construction activities while awaiting further authorizations. During October 2012, the Mtunzini Conservatory filed an application for an injunction to halt the early-phase construction at our KZN Fairbreeze mine. We opposed the injunction and remain strong in our belief that the early-phase construction, is within the required legislative framework.

Secured Bonds—On August 20, 2012, Tronox Limited’s wholly-owned subsidiary, Tronox Finance LLC, issued $900.0 million aggregate principal amount of 6.375% senior notes due 2020 (the “Senior Notes”). The Senior Notes bear interest semiannually at a rate equal to 6.375% and were sold at par value. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements.

Stock Split Declared—On June 26, 2012, our Board of Directors approved a 5-to-1 stock split for holders of our Class A Shares and Class B Shares at the close of business on July 20, 2012, by issuance of four additional shares for each share of the same class. See Note 19 of Notes to Unaudited Condensed Consolidated Financial Statements.

Repurchase Authorized—On June 26, 2012, the Board authorized the repurchase 10% of Tronox Limited’s Class A and Class B shares in open market transactions, which will subsequently be cancelled in accordance with Australian law. During the three months and nine months ended September 30, 2012, the Company repurchased 12,541,400 Class A Shares, affected for the 5-for-1 stock split, at an average price of $25.85 per share, inclusive of commissions, for a total cost of $324.2 million and 12,626,400 Class A Shares, affected for the 5-for-1 stock split, at an average price of $25.84 per share, inclusive of commissions, for a total cost of $326.2 million, respectively. On September 27, 2012, the Company announced the successful completion of its share repurchase program.

UBS Revolver—On June 18, 2012, in connection with the closing of the Transaction, we entered into a global senior secured asset-based revolving credit agreement with UBS AG, Stamford branch (the “UBS Revolver”) with a maturity date of June 18, 2017. The UBS Revolver provides us with a committed source of capital with a principal borrowing amount of up to $300.0 million, subject to a borrowing base. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements.

Refinancing of the Wells Revolver— On February 8, 2012, Tronox Incorporated amended the Wells Revolver to facilitate the Transaction while keeping the revolver in force. On June 18, 2012, in connection with the Transaction, we utilized the UBS Revolver to refinance the $125.0 million senior secured credit agreement with Wells Fargo Capital Finance, LLC (the “Wells Revolver”). See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements.

ABSA Revolver—In connection with the Transaction, we entered into a R900.0 million revolving credit facility with ABSA Bank Limited acting through its ABSA Capital Division with a maturity date of June 14, 2017 (the “ABSA Revolver”). See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements.

Term Loan Draw Down—On June 14, 2012, in connection with the closing of the Transaction, we drew down the $150.0 million on the Senior Secured Delayed Draw Term Loan (as discussed below). See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements.

Exit Facility Refinancing—On February 8, 2012, Tronox Incorporated refinanced its $425.0 million exit facility due October 21, 2015 (the “Exit Financing Facility”), and obtained a new Goldman Sachs facility comprised of a $550.0 million Senior Secured Term Loan and a $150.0 million Senior Secured Delayed Draw Term Loan (together, the Term Facility). The Term Facility expressly permitted the Transaction and, together with existing cash, funded the cash needs of the combined business, including cash needs in the Transaction. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements.

Business Environment

The following discussion includes trends and factors that may affect future operating results.

Supply and Demand–Historically, the majority of our revenue has come from the sale of TiO2 (86% and 93% in the three and nine months ended September 30, 2011, respectively), however, with the acquisition of the mineral sands business in June 2012, our revenue has become more diversified. During the three and nine months ended September 30, 2012, revenue generated from the sale of TiO2 decreased to 57% and 73%, respectively. During 2012, we saw a softening of TiO2 sales volumes due to continued customer destocking and decline in global demand, primarily as a result of weaker residential and commercial construction markets in Europe and Asia. While we are encouraged by signs of recovery in U.S. housing and increasingly stimulative national policy in China, we are expecting market conditions for TiO2 pigment in the fourth quarter of 2012 to be similar to those of the third quarter. We believe that we are in an advantaged strategic position in our industry under any macro-economic conditions and across business cycles. Vertical integration gives us enduring advantages such as our low-cost position which is enabled by capturing feedstock margin on pigment sales and selling the most attractively-priced feedstock in the merchant market, which we believe will result in higher margins, lower earnings volatility and significant free cash flow generation.

Raw Materials–Titanium feedstock ores, the primary raw materials used in the production of TiO2, experienced a significant rise in selling prices during 2011 and continuing into 2012. The vertical integration of titanium feedstock and TiO2 production provides us with a secure and cost competitive supply of high grade titanium feedstock over the long term. Our ability to supply all of the feedstock that our pigment operations require enables us to balance our consumption and sales in ways that our competitors cannot. This low cost position should enable us to achieve higher margins, significantly reduced earnings volatility and strong cash generation under any market conditions by selling feedstock indirectly into the market and by consuming feedstock at the cost of extraction and beneficiation for our pigment business.

Competition—We believe that we are in an advantaged strategic position, more so than our competitors in this industry under any macro-economic conditions and across business cycles. Vertical integration gives us enduring advantages. Our low-cost position is enabled by capturing feedstock margin on pigment sales and selling the most attractively-priced feedstock in the merchant market, which has resulted in higher margins, lower earnings volatility and significant free cash flow generation. By demonstrating these advantages through our performance in subsequent quarters, in combination with our strong financial position, we will continue our focus on driving shareholder value and cash return to address our current undervaluation in the equity market.

Pricing–During the third quarter, average selling prices of TiO2 were approximately 6 percent lower than those in the second quarter. Given the softening of sales volumes in our pigment segment, we expect further, modest price declines in average global pigment markets in the fourth quarter relative to the third quarter.

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

Currency Exchange Rates—The financial condition and results of operations of our operating entities in the Netherlands, South Africa and Australia are reported in various foreign currencies and then converted into U.S. dollars at the applicable exchange rate for inclusion in our unaudited condensed consolidated financial statements. As a result, any volatility of the U.S. dollar against these foreign currencies creates uncertainty for and may have a positive or negative impact on reported sales and operating results. Foreign currency effects appear in our financial statements in several ways. First, they impact reported amounts of revenues and expenses and are embedded in each line item of the financial statements. Second, for changes in reported asset and liability amounts, changes are reported in either other income (expense) on the unaudited Condensed Consolidated Statements of Operations or in cumulative translation adjustments in “Accumulated other comprehensive income (loss)” on the unaudited Condensed Consolidated Balance Sheets.

Environmental—We currently report and manage greenhouse gas (“GHG”) emissions as required by law for sites located in areas (European Union/Australia) requiring such managing and reporting. While the United States has not adopted any federal climate change legislation, the EPA has introduced some GHG programs. For example, under the EPA’s GHG “Tailoring Rule,” expansions or new construction could be subject to the Clean Air Act’s Prevention of Significant Deterioration (“PSD”) requirements. Some of our facilities are currently subject to GHG emissions monitoring and reporting. Changes or additional requirements due to GHG regulations could impact our capital and operating costs. However, it is not possible at the present time to estimate any financial impacts to these U.S. operating sites. Also, some in the scientific community believe that increasing concentrations of GHGs in the atmosphere may result in climatic changes. Depending on the severity of climatic changes, our operations could be adversely affected. The Western Australian operations are subject to a new Australian carbon tax law that went into effect in July 2012, resulting in an approximate A$10.0 million impact annually.

Political and social unrest in South Africa—South Africa has been experiencing political and social unrest in the platinum and gold industries. Changes to or instability in the economic or political environment in South Africa or neighboring countries, especially if such changes create political instability, actual or potential shortages of production materials or labor unrest, could result in production delays and production shortfalls and materially impact our production and results of operations. We have recently negotiated new labor contracts with the unions in South Africa. We consider relations with our employees to be good.

Consolidated Results of Operations

The following discussion presents the results of operations for the periods indicated. References to 2011 refer to the combined nine month period ended September 30, 2011, which includes the Successor period and the Predecessor period, unless otherwise indicated.

Net Sales

	Successor			Successor		Predecessor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Quarter Change	Nine Months Ended September 30, 2012	Eight Months Ended September 30, 2011	One Month Ended January 31, 2011	YTD Change
Net Sales	$487.3	$465.4	$21.9	$1,349.8	$1,160.8	$107.6	$81.4

•

Net sales increased 5% during the third quarter of 2012 as compared to the third quarter of 2011 and 6% during the nine months ended September 30, 2012 as compared to the combined nine month period ended September 30, 2011.

•

During the third quarter of 2012 and 2011, 57% and 86%, respectively, of our net sales were generated from the sale of TiO2, and during the nine months ended September 30, 2012 and the nine month period ended September 30, 2011 73% and 93%, respectively, of our net sales were generated from the sale of TiO2.

•

The increases in net sales for the three and nine months ended September 30, 2012 and 2011 as compared to the three and nine month period ended September 30, 2011 reflect the additional revenues from the acquired business as well as higher prices in all of our businesses offset by lower sales volumes.

•	The acquired businesses had $216.1 million and $255.6 million of net sales for the third quarter and nine months ended September 30, 2012, respectively.

•	During 2012, we have experienced decreased sales volumes in both the minerals and pigment businesses due to simultaneous market weakness in China, Europe, and North America.

•

The impact of foreign currency exchange rate changes decreased net sales by $26.9 million during the third quarter of 2012 as compared to the third quarter of 2011 and $52.3 million during the nine months ended September 30, 2012 as compared to the combined nine month period ended September 30, 2011.

An analysis of net sales for each business unit is included in the “Operations Review of Segment Revenue and Profit” section below.

Cost of Goods Sold

	Successor			Successor		Predecessor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Quarter Change	Nine Months Ended September 30, 2012	Eight Months Ended September 30, 2011	One Month Ended January 31, 2011	YTD Change
Cost of goods sold	$465.8	$322.4	$143.4	$1,048.2	$862.1	$82.3	$103.8
Cost of goods sold as a percentage of net sales	95.6%	69.3%		77.7%	74.3%	76.5%

•

Cost of goods sold increased 44% during the third quarter of 2012 as compared to the third quarter of 2011 and 11% during the nine months ended September 30, 2012 as compared to the combined nine month period ended September 30, 2011.

•

The increases reflect the inclusion of the acquired business, higher pigment production costs, primarily for raw materials and chemical products, as well as higher per unit costs due to lower capacity utilization during the third quarter of 2012, partially offset by a decrease in sales volumes.

•

Cost of goods sold for the three and nine month period ended September 30, 2012 includes $85.2 million and $108.8 million respectively of non-cash amortization of inventory step-up and unfavorable ore sales contracts as a result of purchase accounting.

•

During 2012, we have reduced pigment production volumes in response to decreased sales volumes, which are primarily due to customer destocking and global economic concerns. Reduced capacity utilization increases the cost per unit for products produced and sold during the period.

•

Unfavorable exchange rate changes primarily due to movements in the Australian dollar versus the U.S dollar increased cost of sales by $36.1 million during the third quarter of 2012 as compared to the third quarter of 2011 and $51.7 million during the nine months ended September 30, 2012 as compared to the combined nine month period ended September 30, 2011.

Gross Margin

	Successor			Successor		Predecessor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Quarter Change	Nine Months Ended September 30, 2012	Eight Months Ended September 30, 2011	One Month Ended January 31, 2011	YTD Change
Gross margin	$21.5	$143.0	$(121.5)	$301.6	$298.7	$25.3	$(22.4)
Gross margin percentage	4.4%	30.7%		22.3%	25.7%	23.5%

•

Gross margin decreased 85% during the third quarter of 2012 as compared to the third quarter of 2011 and 7% during the nine months ended September 30, 2012 as compared to the combined nine month period ended September 30, 2011.

•

Gross margin for the third quarter and the nine months ended September 30, 2012 declined primarily due to lower sales volumes of TiO2 and zircon, as well as third party purchases of ore. Gross margin percentage declined due to higher costs for TiO2, as discussed above, as well as the effect of purchase accounting on the acquired mineral sands business, as discussed above.

Selling, General and Administrative Expenses

	Successor			Successor		Predecessor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Quarter Change	Nine Months Ended September 30, 2012	Eight Months Ended September 30, 2011	One Month Ended January 31, 2011	YTD Change
Selling, general and administrative expenses	$59.6	$53.8	$5.8	$206.2	$111.2	$5.4	$89.6

•

Selling, general and administrative expenses increased 11% during the third quarter of 2012 as compared to the third quarter of 2011 and 77% during the nine months ended September 30, 2012 compared to the combined nine month period ended September 30, 2011.

•

For the three and nine months ended September 30, 2012, the acquired entities accounted for approximately $10.3 million and $14.4 million, respectively, of our total selling, general and administrative costs. After adjusting for the acquired entities, selling, general and administrative expenses for the three months ended September 30, 2012 decreased $4.5 million and for the nine months ended September 30, 2012 increased $75.2 million.

•

For the three months ended September 30, 2012 versus the same quarter of the prior year the decrease is primarily due to legal and professional fees and other one-time costs related to the Transaction, which amounted to approximately $10.5 million during the third quarter of 2012 versus $26.0 million during the same period in 2011. Partially offsetting this decrease is increased costs for the new corporate headquarters, as well as additional staffing, including costs for salaries, benefits, relocation costs and variable compensation, for the new global organization. Included in the 2012 amounts are approximately $1.2 million of separation payments to employees whose positions have been eliminated after the Transaction.

•	For the nine months ended September 30, 2012 versus the same quarter of the prior year the increase is primarily due to:
•

Share-based awards of $28.6 million in the nine months ended September 30, 2012 compared to $7.7 million in the prior year period. The increase is due to the majority of emergence stock awards vesting to employees upon consummation of the Transaction.

•

Severance expense of $3.1 million during the nine months ended September 30, 2012 compared to nil for the prior year period. Severance in 2012 is related to the change in the Company’s CEO, as well as other positions that have been eliminated as a result of the Transaction.

•	Stamp duty taxes of $37.1 million recorded in the nine months ended September 30, 2012 related to stamp duty taxes payable based upon the transfer of the mineral sands business to Tronox.
•	Increased costs for the new corporate headquarters, as well as additional staffing, including costs for salaries, benefits, relocation costs and variable compensation, for the new global organization
•

Depreciation and amortization increased $2.6 million during the nine months ended September 30, 2012 compared to the combined nine month period ended September 30, 2011. The increase is due to the amortization of internal-use software during 2012, as well as additional depreciation on fixed assets acquired in the Transaction.

Provision for environmental remediation and restoration

Provision for environmental remediation and restoration was income of $0.2 million and $4.5 million during the third quarter of 2011 and the nine month period ended September 30, 2011, respectively, as a result of additional reimbursements received under the Predecessor’s environmental insurance policy related to its remediation efforts at the Henderson, Nevada site.

Interest and Debt Expense

	Successor			Successor		Predecessor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Quarter Change	Nine Months Ended September 30, 2012	Eight Months Ended September 30, 2011	One Month Ended January 31, 2011	YTD Change
Interest expense	$(18.1)	$(8.0)	$(10.1)	$(39.0)	$(21.5)	$(2.9)	$(14.6)

Interest and debt expense increased $10.1 million, or 126% during the third quarter of 2012 as compared to the third quarter of 2011 and $14.6 million, or 60% during the nine months ended September 30, 2012 as compared to the combined nine month period ended September 30, 2011. The increase is primarily attributable to interest expense on the Senior Notes and the Term Facility, as well as an increase in the amortization of deferred debt issuance costs. Interest expense related to the Senior Notes was $6.7 million for both the three and nine months ended September 30, 2012, and interest expense related to the Term Facility was $8.0 million and $18.2 million for the three and nine months ended September 30, 2012, respectively. Amortization of deferred debt issuance costs and discount on debt increased to $1.2 million in the third quarter of 2012 from $0.3 million in the third quarter of 2011, and $7.5 million in the nine months ended September 30, 2012 compared to $0.9 million in the nine month period ended September 30, 2011. In connection with obtaining the Term Facility, we incurred debt issuance costs of $17.2 million, of which $5.5 million was paid in 2011 and $11.7 million was paid in 2012. Additionally, we incurred $16.9 million of issuance costs in connection with the issuance of the Senior Notes.

See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on interest and debt expense.

Other income (expense)

	Successor			Successor		Predecessor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Quarter Change	Nine Months Ended September 30, 2012	Eight Months Ended September 30, 2011	One Month Ended January 31, 2011	YTD Change
Other income (expense)	$0.2	$(1.3)	$(1.5)	$(4.8)	$(1.7)	$1.6	$4.7

During the third quarter of 2012, we had income of $0.2 million as compared to an expense of $1.3 million for the third quarter 2011. The income was primarily the result of interest and other non-operating income of $1.8 million, offset by foreign currency losses of $1.6 million during the third quarter of 2012 compared to interest income received of $0.2 million, offset by foreign currency losses of $0.6 million and other non-operating expenses of $0.9 million during the third quarters of 2011.

Other expense increased $4.7 million, to an expense of $4.8 million for the nine months ended September 30, 2012 from an expense of $0.1 million for the combined nine month period ended September 30, 2011. The change was primarily due to foreign currency losses of $6.3 million during 2012 compared to foreign currency gains of $0.4 million in 2011. The remaining increase is attributable to increases and decreases in other miscellaneous items such as interest income and other non-operating income.

Gain on Bargain Purchase

The acquisition of the mineral sands business resulted in a one-time gain on bargain purchase of $1,045.6, which was based on the estimated fair value of the assets and liabilities assumed and was a result of the net fair value of assets acquired exceeding the purchase price. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements.

Reorganization income

Tronox Incorporated recognized reorganization income of $613.6 million during the nine months ended September 30, 2011. The 2011 income was primarily the result of the application of fresh-start accounting as of January 31, 2011, which resulted in a $659.1 million gain being recognized due to implementation of fresh-start accounting and the discharge of debt and satisfaction of claims that was only partially offset by $45.5 million of reorganization items including legal and professional fees, claims adjustments and other fees related to the rights offering and debt financing. As of emergence from bankruptcy, Tronox Incorporated no longer reports reorganization expense. Any residual reorganization costs are primarily included in selling, general and administrative expenses.

Income Tax Provision

	Successor			Successor		Predecessor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Quarter Change	Nine Months Ended September 30, 2012	Eight Months Ended September 30, 2011	One Month Ended January 31, 2011	YTD Change
Income tax benefit (provision)	$38.0	$9.0	$29.0	$127.5	$(3.3)	$(0.7)	$131.5
Effective tax rate on pre-tax income	67.9%	(10.0)%		(11.6)%	1.8%	0.1%

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

Management believes these non-GAAP financial measures:

•

Reflect our ongoing business in a manner that allows for meaningful period-to-period comparison and analysis of trends in our business, as they exclude income and expense that are not reflective of ongoing operating results;

•	Provide useful information in understanding and evaluating our operating results and future prospects in the same manner as management and in comparing financial results across accounting periods;

•

Provide an additional view of our operating performance by adding interest expenses, taxes, depreciation and amortization to the net income. Further adjustments due to fresh-start accounting, purchase accounting, and stock-based compensation charges attempt to exclude items that are either non-cash or non-recurring in nature;

•

Enable investors to assess our compliance with financial covenants under our debt instruments. Our term loan has financial covenants that use consolidated Adjusted EBITDA as part of its compliance measures, e.g., consolidated leverage ratio, which is a ratio of indebtedness to consolidated Adjusted EBITDA; and consolidated interest coverage ratio which is a ratio of consolidated Adjusted EBITDA to interest expenses; and

•	In addition, consolidated Adjusted EBITDA is one of the primary measures management uses for planning and budgeting processes and to monitor and evaluate financial and operating results.

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Successor				Predecessor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Eight Months Ended September 30, 2011	One Month Ended January 31, 2011
Net income	$(18.0)	$98.9	$1,224.7	$175.3	$631.3
Interest and debt expense	18.1	8.0	39.0	21.5	2.9
Income tax provision (benefit)	(38.0)	(9.0)	(127.5)	3.3	0.7
Depreciation and amortization expense	67.3	22.6	120.2	56.8	4.1

EBITDA	29.4	120.5	1,256.4	256.9	639.0
Gain on bargain purchase	—	—	(1,045.6)	—	—
Gain on fresh-start accounting	—	—	—	—	(659.1)
Reorganization expense associated with bankruptcy(a)	—	—	—	—	45.5
Amortization of inventory step-up and unfavorable ore sales contracts from purchase accounting	85.2	—	108.8	—	—
Amortization of inventory step-up from fresh start accounting	—	—	—	35.5	—
Provision for environmental remediation and restoration, net of reimbursements	—	(0.2)	—	(4.5)	—
Litigation/arbitration settlement	—	(9.8)	—	(9.8)	—
Share-based compensation	1.6	1.8	28.6	7.7	—
Foreign currency remeasurement	0.9	0.2	1.7	2.2	(1.3)
Transaction costs and financial statement restatement costs (b)	10.5	26.0	70.0	35.4	—
Other items(c)	3.5	2.4	8.8	6.2	0.2

Adjusted EBITDA	$131.1	$140.9	$428.7	$329.6	$24.3

(a)	Tronox Incorporated incurred costs related to the Chapter 11 bankruptcy proceedings. These items include cash and non-cash charges related to contract terminations, prepetition obligations, DIP financing costs, legal and professional fees.
(b)	In the three and eight months ended September 30, 2011, transaction costs and financial statement restatement costs include expenses related to the Transaction, fresh-start accounting fees, costs associated with restating Tronox Incorporated’s environmental reserves and the auditing of the historical financial statements. Costs associated with the Transaction include professional fees related to due diligence and transaction advice as well as investment banking fees. Additionally, Tronox Incorporated incurred legal fees associated with the exit from bankruptcy and the Transaction. In the three and nine months ended September 30, 2012, transaction costs consist of costs associated with the acquisition of the mineral sands business, including banker fees, legal and professional fees, as well as costs associated with the preparation and amending of the registration statement on Form S-4 filed with the SEC in connection with the Transaction and costs associated with the integration of the mineral sands business that will occur after the closing of the Transaction.
(c)	Includes noncash pension and postretirement healthcare costs, accretion expense, fixed asset write-down and abandonment costs, gains and losses on the sale of assets and other unusual or non-recurring income or expenses.

Operations Review of Segment Revenue and Profit

The following discussions present the results of operations for the periods indicated. References to 2011 refer to the combined nine month period ended September 30, 2011, which include the Successor period and the Predecessor period, unless otherwise indicated.

Net Sales

	Successor			Successor		Predecessor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Quarter Change	Nine Months Ended September 30, 2012	Eight Months Ended September 30, 2011	One Month Ended January 31, 2011	YTD Change
Minerals segment	$271.7	$44.0	$227.7	$443.6	$107.9	$7.6	$328.1
Pigment segment	279.8	399.4	(119.6)	990.1	1,002.2	88.5	(100.6)
Corporate and Other	38.6	37.5	(1.1)	96.6	93.3	14.5	(11.2)
Eliminations	(102.8)	(15.5)	(87.3)	(180.5)	(42.6)	(3.0)	(134.9)

Net Sales	$487.3	$465.4	$21.9	$1,349.8	$1,160.8	$107.6	$81.4

Minerals segment

•

Net sales increased $227.7 million during the third quarter of 2012 as compared to the third quarter of 2011 and $328.1 million during the nine months ended September 30, 2012 as compared to the combined nine month period ended September 30, 2011.

•

Feedstock volumes and pricing remained strong during the third quarter, while the demand for zircon remained soft. With the mineral sands acquisition completed in June, we acquired legacy feedstock sales contracts priced below market value. These contracts will expire across the next few quarters. Going forward, we will increasingly benefit from the same rising feedstock prices that non-integrated pigment producers will face as these advantaged contracts expire.

•	The acquired businesses contributed $207.1 million and $237.6 million of mineral segment net sales during three and nine months ended September 30, 2012.

•

The remaining increase of $20.6 million during the three months ended September 30, 2012 was primarily comprised of a $39.7 million increase in sales prices on the existing business, offset by a $20.5 million decrease in sales volumes on the existing business.

•

The remaining increase of $90.5 million during the nine months ended September 30, 2012 as compared to the combined nine month period ended September 30, 2011 was primarily comprised of a $156.4 million increase in sales prices on the existing business, offset by a $65.9 million decrease in sales volumes on the existing business.

•

We expect to realize the double benefit of higher selling prices on the long portion of feedstock we sell as well as the margin captured in the portion of feedstock we switch from sales to internal consumption by our pigment business.

Pigment segment

•	Pigment segment net sales decreased $119.6 million, or 30.0% quarter-over-quarter and $100.6 million, or 9.2% year-over-year.

•

Though pigment market conditions are currently soft, management sees reason for a recovery by mid-2013. Our paint and coating customers have completed or will soon complete destocking programs. Additionally, management believes that we will continue to see a modest recovery in the U.S. housing market and an increasingly stimulative national policy in China following a leadership change. We expect global supply and demand to return to more normalized conditions by mid-2013.

•

The decrease of $119.6 million during the third quarter of 2012 as compared to the third quarter of 2011 was primarily comprised of a $128.7 million decrease in sales volumes and a $9.3 million unfavorable impact of foreign currency exchange rate changes partially offset by $19.0 million increase in sales prices. Other revenue decreased $0.6 million.

•

The decrease of $100.6 million during the nine months ended September 30, 2012 as compared to the combined nine month period ended September 30, 2011 was primarily comprised of a $266.3 million decrease in sales volumes and a $32.4 million unfavorable impact of foreign currency exchange rate changes partially offset by a $198.5 million increase in sales prices. Other revenue decreased $0.4 million.

•

Pigment pricing, excluding the impact of foreign currency exchange rates, increased 7% over the third quarter last year and 24% over the prior year-to-date period. In North America, prices were significantly higher than a year ago, while selling prices in Europe and Asia were lower.

•

TiO2 sales volumes decreased 32% during the third quarter of 2012 as compared to the third quarter of 2011 and 24% during the nine months ended September 30, 2012 as compared to the combined nine month period ended September 30, 2011 as customers continued destocking efforts and global demand remains soft, primarily in European and Asia Pacific markets.

Corporate and Other

•

Net sales increased $1.1 million, or 2.9% during the third quarter of 2012 as compared to the third quarter of 2011 and decreased $11.2 million, or 77% during the nine months ended September 30, 2012 as compared to the combined nine month period ended September 30, 2011.

•

Corporate and other includes our electrolytic manufacturing business. Electrolytic and other chemical products net sales increased $2.6 million during the third quarter of 2012 as compared to the third quarter of 2011 and decreased $4.7 million during the nine months ended September 30, 2012 as compared to the combined nine month period ended September 30, 2011.

•

The increase during the third quarter of 2012 and year-over-year 2012 as compared to 2011 was primarily due to increased demand brought on by an increase in battery purchases due to hurricane Isaac. Additionally, in the first half of 2012, our customers were taking down inventories; however, during the second half of 2012, they began the process of restocking.

Income from Operations

The following table presents results of operations for the periods indicated. References to 2011 refer to the combined nine month period ended September 30, 2011, which include the Successor period and the Predecessor period, unless otherwise indicated.

	Successor			Successor		Predecessor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Quarter Change	Nine Months Ended September 30, 2012	Eight Months Ended September 30, 2011	One Month Ended January 31, 2011	YTD Change
Minerals segment	$19.4	$13.3	$6.1	$110.4	$24.3	$1.9	$84.2
Pigment segment	(13.2)	111.6	(124.8)	137.4	219.4	20.3	(102.3)
Corporate and Other	(25.6)	(25.7)	0.1	(129.7)	(41.3)	(1.4)	(87.0)
Eliminations	(18.7)	—	(18.7)	(22.7)	(0.6)	(0.9)	(21.2)

Income from operations	(38.1)	99.2	(137.3)	95.4	201.8	19.9	(126.3)
Interest and debt expense	(18.1)	(8.0)		(39.0)	(21.5)	(2.9)
Other income (expense)	0.2	(1.3)		(4.8)	(1.7)	1.6
Gain on bargain purchase	—	—		1,045.6	—	—
Reorganization income	—	—		—	—	613.6

Income from Continuing Operations before Taxes	(56.0)	89.9		1,097.2	178.6	632.2

Income tax benefit (provision)	38.0	9.0		127.5	(3.3)	(0.7)

Income from Continuing Operations	$(18.0)	$98.9		$1,224.7	$175.3	$631.5

Minerals segment

•

Income from operations increased $6.1 million during the third quarter of 2012 as compared to the third quarter of 2011 and $84.2 during the nine months ended September 30, 2012 as compared to the combined nine month period ended September 30, 2011.

•

Profitability in the minerals segment was favorably impacted by higher selling prices on the existing business partially offset by lower volumes, as discussed above. The results for the acquired businesses were an operating loss for the three and nine months ended September 30, 2012 primarily due to lower capacity utilization in the Hillendale mine as it nears the end of its operating life and a less favorable sales mix as zircon sales remain soft, as well as the impact from purchase accounting, as discussed below.

•

Cost of goods sold for the three and nine month period ended September 30, 2012 includes $75.6 million and $92.3 million respectively of non-cash amortization of inventory step-up and unfavorable ore contracts as a result of purchase accounting. It also includes an additional $4.9 million and $27.8 million respectively of additional depreciation associated with the fair value step-up of fixed assets due to purchase accounting.

Pigment segment

•

Income from operations decreased $124.8 million, or over 100% during the third quarter of 2012 as compared to the third quarter of 2011 and $102.3 million, or over 100% during the nine months ended September 30, 2012 as compared to the combined nine month period ended September 30, 2011.

•	During the third quarter of 2012 as compared to the third quarter of 2011 income from operations decreased $124.8 million primarily due to:

•	Lower sales volumes accounted for a decrease in operating profit of $41.3 million while higher costs accounted for $105.3 million.

•	Higher costs are primarily due to an increase in ore and other input costs, as well as the decrease in capacity utilization. Lower volumes are due to the reduced demand for TIO2 as discussed above.

•

Selling prices for the period were favorable $19.0 million primarily due to maintaining some of the prior year price increases despite the softer market. Pricing was stronger in the U.S. markets while the European and Asian markets were softer.

•	Included in the cost variance are $9.7 million of amortization of inventory fair value step-up related to the Transaction.

•

During 2012, we have reduced pigment production volumes in response to decreased sales volumes, which are primarily due to customer destocking and global economic concerns. Reduced capacity utilization increases the cost per unit for products produced and sold during the period.

•	Foreign currency effects on operating profit were favorable $3.2 million while selling, general and administrative expenses increased $1.0 million.

•	During the nine months ended September 30, 2012 as compared to the combined nine month period ended September 30, 2011 income from operations decreased $102.3 million primarily comprised of:

•	Lower sales volumes and higher costs partially offset by higher selling prices are the primary reasons for the decrease in operating profit.

•

Lower sales volumes, as discussed above, accounted for a $70.7 million impact on operating profit while higher costs accounted for a $224.8 million decrease. Higher prices contributed $198.5 million, partially offsetting the increased costs.

•

Increased costs are primarily due to an increase in ore and other input prices as well as the lower capacity utilization discuss above. Included in costs is $9.7 million of amortization of inventory fair value step-up related to the Transaction. Freight and warehousing costs, also included in the cost variance, decreased $5.3 million primarily due to the lower sales volumes

•

During 2012, we have reduced pigment production volumes in response to decreased sales volumes, which are primarily due to customer destocking and global economic concerns. Reduced capacity utilization increases the cost per unit for products produced and sold during the period.

•	Foreign currency effects had a net $3.6 million impact on operating profit.

•

Selling, general and administrative expenses increased $4.4 million, and include the pigment segment’s share of share-based compensation and increased variable compensation, pension and postretirement healthcare benefits and agent commissions.

Corporate and Other

•	During the third quarter of 2012 as compared to the third quarter of 2011 income from operations increased $0.1 million primarily comprised of:

•	Increased revenues of $2.6 million primarily related to our electrolytic business (as discussed above) and decreased cost of goods sold of $2.8 million.

•	Selling, general and administrative expenses increased $1.4 million during the three months ended September 30, 2012 from the three months ended September 30, 2011.

•	Included in selling, general and administrative expenses are:

•

Costs associated with the acquisition of the mineral sands business, including banker fees, legal and professional fees, as well as costs associated with the preparation and amending of the Form S-4 and costs associated with the integration of the mineral sands business that will occur after the closing of the transaction.

•

During the nine months ended September 30, 2012 as compared to the combined nine month period ended September 30, 2011 income from operations decreased $87.0 million primarily comprised of: • Decreased revenues of $4.7 million primarily related to the electrolytic business (as discussed above) and decreased cost of goods sold of $6.1 million.

•	Selling, general and administrative expenses increased $5.3 million during the three months ended September 30, 2012 from the three months ended September 30, 2011.

•	Included in selling, general and administrative expenses are:

•

Costs associated with the acquisition of the mineral sands business, including banker fees, legal and professional fees, as well as costs associated with the preparation and amending of the Registration Statement on Form S-4 and costs associated with the integration of the mineral sands business that will occur after the closing of the Transaction.

Financial Condition and Liquidity

The following table provides information for the analysis of our historical financial condition and liquidity:

	September 30, 2012	December 31, 2011
	(Millions of dollars)
Cash and cash equivalents	$774.4	$154.0
Working capital(1)	$1,787.2	$488.1
Total assets	$5,665.9	$1,657.4
Total long-term debt	$1,618.7	$427.3

(1)	Represents excess of current assets over current liabilities.

As of September 30, 2012, our total liquidity was $1,124.1 million, which was comprised of $270.6 million available under the $300.0 million UBS Revolver, $79.1 million available under the ABSA Revolver and $774.4 million in cash and cash equivalents. As of September 30, 2012, we had $30.4 million drawn on the ABSA Revolver and a $29.4 million of letter of credit issued against the UBS Revolver. In 2012, cash and cash equivalents increased $620.4 million, reflecting issuance of $900.0 million bonds, less fees paid of $16.9 million, and the refinancing of our $425.0 million Exit Financing Facility to a $700.0 million Term Loan, partially offset by cash used in operations, costs associated with the acquisition of the mineral sands business, and cash used to pay the fees associated with the refinancing.

At September 30, 2012, we held cash and cash equivalents in the respective jurisdictions: $670.9 million in the United States, $30.5 million in Europe, $19.1 million in South Africa, and $53.9 million in Australia. Our credit facilities limit transfers of funds from subsidiaries in the United States to foreign subsidiaries. Foreign subsidiaries do not have limits on transferring funds to the United States or between themselves. We have in place intercompany financing agreements that enable the movement of cash to the United States, if needed.

The use of our cash will also include servicing our interest and debt repayment obligations, making pension contributions and funding certain capital expenditures for innovative initiatives, productivity enhancements and maintenance and safety requirements.

Cash Flows

The following table presents cash flow for the periods indicated:

	Successor		Predecessor
	Nine Months Ended September 30, 2012	Eight Months Ended September 30, 2011	One Month Ended January 31, 2011
Net cash provided by (used in) operating activities	$68.0	$217.6	$(283.1)
Net cash provided by (used in) investing activities	23.6	(120.2)	(5.5)
Net cash provided by (used in) financing activities	522.6	(25.8)	207.6
Effect of exchange rate changes on cash	6.2	(2.0)	0.3

Net increase (decrease) in cash and cash equivalents	$620.4	$69.6	$(80.7)

Cash Flows from Operating Activities - Cash flows from operating activities for the nine months ended September 30, 2012 were a source of funds of $68.0 million compared to a use of funds of $65.5 million for the nine month period ended September 30, 2011. The source of funds during 2012 was primarily attributable to positive year-to-date operating results and the collection of accounts receivable, partially offset by increased inventories. Inventories increased due to a slowdown in demand and higher input prices. The source of funds in the eight month period ended September 30, 2011 reflects the strong operating performance during 2011 as pricing increased throughout the year, while the use of funds during the one month ended January, 31, 2011, reflects our emergence from bankruptcy, including the funding of the environmental and tort trusts, the payment of claims and professional fees in cash, and clearance of our liabilities subject to compromise.

Cash Flows from Investing Activities - Net cash provided by investing activities during 2012 primarily reflects $114.8 million of cash received in the Transaction, offset by $91.2 million of capital expenditures. Capital expenditures for the remainder of 2012 are expected to be in the range of $40.0 million to $50.0 million.

Cash Flows from Financing Activities—Net cash provided by financing activities was $522.6 million compared $181.8 million in 2011.

Cash inflows were comprised of the following:

•	Issuance of $900.0 million aggregate principal bonds, net of $16.9 million discount, resulting in a cash inflow of $883.1 million;

•	Refinancing of the Exit Facility with a $700.0 million Term Facility, less a $7.0 million discount, resulting in a cash inflow of $693.0 million; and

•	Draw down of $30.0 million on the Wells Revolver, $30.1 million on the UBS Revolver and $53.6 million on the ABSA Revolver.

Cash outflows were primarily comprised of the following:

•	Repurchased 12,626,400 Class A Shares, affected for the 5-for-1 stock split, at an average price of $25.84 per share, inclusive of commissions, for a total cost of $326.2 million;

•	Repayment of the Exit Financing Facility of $420.8 million;

•	Repayment of $30.0 million on the Wells Revolver, $30.1 million on the UBS Revolver and $24.1 million on the ABSA Revolver

•	Repayment of other debt of $77.6 million;

•	Dividends paid of $31.5 million;

•

Merger consideration paid in connection with the Transaction of $192.6 million, whereby Tronox Incorporated stockholders received one Class A Share and $12.50 in cash for each share of Tronox Incorporated common stock;

•	Share purchases for the Employee Participation Plan of $14.6 million; and

•	Payment of debt issuance costs in connection with the refinancing of the Exit Facility with the Term Loan of $11.7 million.

Capital Resources

Short-Term Debt

On June 18, 2012, in connection with the closing of the Transaction, we entered into a $300.0 million revolving syndicated facility agreement with UBS AG, Stamford Branch. At September 30, 2012, the Company had outstanding letters of credit in the amount of approximately $36.9 million, of which $29.4 million were issued under the Wells Revolver and were backstopped by a letter of credit issued under the UBS Revolver.

During 2012, we had borrowings of $30.0 million against the Wells Revolver, which were repaid with borrowings under the UBS Revolver. On June 18, 2012, we refinanced the Wells Revolver with the UBS Revolver. The $30.0 million balance was repaid during the second quarter.

In connection with the Transaction, we entered into a R900.0 million revolving credit facility with ABSA Bank Limited acting through its ABSA Capital Division with a maturity date of June 14, 2012. At September 30, 2012, we had drawn down R250.0 million (approximately $30.4 million).

Long-Term Debt

On August 20, 2012, Tronox Limited’s wholly-owned subsidiary, Tronox Finance LLC, issued $900.0 million aggregate principal amount of 6.375% Senior Notes. The Senior Notes were offered to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act. The Senior Notes bear interest semiannually at a rate equal to 6.375% and were sold at par value.

On February 8, 2012, Tronox Incorporated obtained from Goldman Sachs Bank USA a Term Loan facility comprised of a $550.0 million Senior Secured Term Loan and a $150.0 million Senior Secured Delayed Draw Term Loan (together, the Term Facility). The Term Facility has a maturity date of February 8, 2018. The Term Facility was issued net of an original issue discount of $7.0 million, or 1.0%, which is being amortized over the life of the Term Facility. On June 14, 2012, in connection with the closing of the Transaction, Tronox Incorporated drew down the $150.0 million on the Senior Secured Delayed Draw Term Loan. At September 30, 2012, the original issue discount was $6.1 million.

See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information related our short-term and long-term debt.

Financial Covenants

We have financial covenants on the UBS Revolver, the ABSA Revolver and the Term Facility. At September 30, 2012, we were in compliance with our financial covenants. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to our financial covenants

Critical Accounting Estimates

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

We used the following assumptions in determining asset retirement obligations associated with mine closure and rehabilitation costs:

•	Inflation of 2.5%-5.0% per year;

•	Credit adjusted risk-free interest rate of 6.0%-9.0%; and

•	Life of mine over 14-29 years at September 30, 2012

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

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of September 30, 2012:

	Contractual Obligation Payments Due by Year
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of dollars)
Long-term debt (including interest)(1)	$2,270.3	$101.7	$201.0	$194.4	$1,773.2
Ore contracts(2)	935.8	264.8	599.0	72.0	—
Other purchase obligations(3)	427.2	126.1	171.1	22.3	107.7
Operating leases (excluding railcar leases)	252.8	20.8	42.8	38.6	150.6
Railcar leases	14.4	0.6	4.6	3.7	5.5

Total	$3,900.5	$514.0	$1,018.5	$331.0	$2,037.0

(1)	We calculated the Term Facility interest at a base rate of 2% plus a margin of 2.25%.
(2)	Approximately 60% of our 2012 purchases were acquired internally.
(3)	Includes obligations to purchase requirements of process chemicals, supplies, utilities and services.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk

The Company is exposed to interest rate risk with respect to its variable rate debt. Currently, we do not have interest rate swaps on this exposure. Using a sensitivity analysis and a hypothetical 1.0% increase in interest rates from those in effect at September 30, 2012, the increase in our annual interest expense on the variable-rate debt of $700.0 million would have increased net income by approximately $5.1 million.

Foreign Exchange Risk

The Company manufactures and markets its products in a number of countries throughout the world and, as a result, is exposed to changes in foreign currency exchange rates, particularly in Australia, South Africa and the Netherlands. Costs in Australia and South Africa are incurred, primarily, in local currencies other than the U.S. dollar. In Australia and South Africa, the majority of our revenues are in U.S. dollars. In Europe, however, a majority of our revenues and costs are in the local currency creating a partial natural hedge. This leaves the Company exposed to movements in the Australian dollar and South African Rand versus the U.S. dollar. In order to manage this risk, we have from time to time entered into forward contracts to buy and sell foreign currencies as “economic hedges” for these foreign currency transactions. As of September 30, 2012, we did not have any forward contracts in place.

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

Share Repurchases

On June 26, 2012, the Board authorized the repurchase 10% of Tronox Limited’s Class A and Class B shares in open market transactions, which were subsequently cancelled in accordance with Australian law. On September 27, 2012, the Company announced the successful completion of its share repurchase program.

The following table sets forth information regarding Tronox Limited’s purchases of its Class A Shares on a monthly basis during 2012. Share repurchases are recorded on a trade date basis.

Period	a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 – July 31, 2012	909,000	23.22	909,000	11,717,400
August 1, 2012 – August 31, 2012	5,388,200	26.49	5,388,200	6,329,200
September 1, 2012 – September 30, 2012	6,329,200	25.66	6,329,200	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

4.1*	Indenture, dated as of August, 20, 2012, among Tronox Finance LLC, Tronox Limited, the other guarantors named therein and Wilmington Trust, National Association, as Trustee.

4.2*	Registration Rights Agreement, dated as of August 20, 2012, among Tronox Finance LLC, Tronox Limited, the other guarantors named therein and Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC and UBS Securities LLC, as representative of the initial purchasers.

4.3*	First Supplemental Indenture, dated August 29, 2012, to the Indenture, dated as of August, 20, 2012 among Tronox Finance LLC, Tronox Limited, the other guarantors named therein and Wilmington Trust, National Association, as Trustee.
31.1*	Rule 13a-14(a) Certification of Thomas Casey.

31.2*	Rule 13a-14(a) Certification of Daniel D. Greenwell.

32.1*	Section 1350 Certification for Thomas Casey.

32.2*	Section 1350 Certification for Daniel D. Greenwell

*	Each document marked with an asterisk is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRONOX LIMITED

Date: November 14, 2012	By:	/s/ Thomas Casey
Thomas Casey
Chairman of the Board and Chief Executive Officer

By:	/s/ Daniel D. Greenwell
Daniel D. Greenwell
Chief Financial Officer