Form 10-K
period 2012-12-31
Tronox Ltd
filed 2013-02-28
CIK 1530804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

1-35573

(Commission file number)

TRONOX LIMITED

(ACN 153 348 111)

(Exact Name of Registrant as Specified in its Charter)

Western Australia, Australia	98-1026700
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

One Stamford Plaza	1 Brodie Hall Drive
263 Tresser Boulevard, Suite 1100 Stamford, Connecticut 06901	Technology Park Bentley, Australia 6102

Registrant’s telephone number, including area code: (203) 705-3800

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Ordinary Shares, par value $0.01 per share	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the ordinary shares held by non-affiliates of the Registrant as of June 30, 2012 was approximately $4,282,293,322.

As of January 31, 2013, there were 113,339,879 shares of the Registrant’s Class A ordinary shares and Class B ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for its 2013 annual general meeting of shareholders are incorporated by reference in this Form 10-K in response to Part III Items 10, 11, 12, 13 and 14.

TRONOX LIMITED

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

PART I

For the purposes of this discussion, references to “we,” “us,” “our,” and “the Company” refer to Tronox Limited, together with its consolidated subsidiaries, when discussing the business following the completion of the Transaction, and to Tronox Incorporated, together with its consolidated subsidiaries, when discussing the business prior to the completion of the Transaction.

We make statements under the captions “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-K that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project,” “likely,” “can have” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties outlined in “Risk Factors.”

Item 1. Business

Tronox Limited, a public limited company registered under the laws of the State of Western Australia, Australia, and its subsidiaries (collectively referred to as “Tronox” or “the Company”) is a global leader in the production and marketing of titanium- bearing mineral sands and titanium dioxide pigment (“TiO2”). Our world-class, high performance TiO2 products are critical components of everyday applications such as paint and other coatings, plastics, paper and other applications. Our mineral sands business consists primarily of two product streams—titanium feedstock and zircon. Titanium feedstock is used primarily to manufacture TiO2. Zircon, a hard, glossy mineral, is used for the manufacture of ceramics, refractories, TV glass and a range of other industrial and chemical products. We have global operations in North America, Europe, South Africa and Australia.

Tronox Limited was formed on September 21, 2011 for the purpose of the Transaction (see below). Prior to the completion of the Transaction, the Company was wholly-owned by Tronox Incorporated, and had no operating assets or operations. Tronox Incorporated, a Delaware corporation (“Tronox Incorporated”), was formed on May 17, 2005, in preparation for the contribution and transfer by Kerr-McGee Corporation of certain entities, including those comprising substantially all of its chemical business into a separate operating company.

Acquisition of Mineral Sands Operations

Consistent with our strategy to become a fully integrated global producer of mineral sands and TiO2 with production facilities and sales and marketing presence strategically positioned throughout the world, on June 15, 2012 (the “Transaction Date”), we combined the existing business of Tronox Incorporated with Exxaro Resources Ltd’s (“Exxaro”) mineral sands operations, which includes its Namakwa Sands and KwaZulu-Natal (“KZN”) Sands mines, separation and slag furnaces in South Africa, along with Exxaro’s 50% share of the Tiwest Joint Venture in Western Australia (together, the “mineral sands business”) (the “Transaction”).

The Transaction was completed in two principal steps. First, Tronox Incorporated became a subsidiary of Tronox Limited, with Tronox Incorporated shareholders receiving one Class A ordinary share (“Class A Share”) and $12.50 in cash (“Merger Consideration”) for each Tronox Incorporated common share. Second, Tronox Limited issued 9,950,856 Class B ordinary shares (“Class B Shares”) to Exxaro and one of its subsidiaries in consideration for the mineral sands business. Upon completion of the Transaction, former Tronox Incorporated shareholders held 15,413,083 Class A Shares and Exxaro held 9,950,856 Class B Shares, representing approximately 60.8% and 39.2%, respectively, of the voting power in Tronox Limited. Exxaro retained a 26% ownership interest in the South African operations that are part of the mineral sands business in order to comply with the Black Economic Empowerment (“BEE”) legislation of South Africa.

During 2012, we repurchased approximately 12.6 million Class A Shares, which was approximately 10% of our total voting securities. During October 2012, Exxaro purchased 1.4 million Class A Shares in market purchases. At December 31, 2012, Exxaro held approximately 44.6% of our voting securities.

Prior to the Transaction Date, Tronox Incorporated and Exxaro Australia Sands Pty Ltd., a subsidiary of Exxaro, operated the Tiwest Joint Venture, which included a chloride process TiO2 plant located in Kwinana, Western Australia, a mining operation in Cooljarloo, Western Australia, and a mineral separation plant and a synthetic rutile processing facility, both in Chandala, Western

Australia. As part of the Transaction, we acquired Exxaro Australia Sands Pty Ltd. and therefore Exxaro’s 50% interest in the Tiwest Joint Venture. As such, as of the Transaction Date, we own 100% of the operations formerly operated by the Tiwest Joint Venture.

Principal Business Lines

Subsequent to the Transaction, we have two reportable operating segments, Mineral Sands and Pigment. Additionally, our corporate activities include our electrolytic manufacturing and marketing operations.

Mineral Sands

The Mineral Sands segment includes the exploration, mining and beneficiation of mineral sands deposits. “Mineral sands” refers to concentrations of heavy minerals in an alluvial environment (sandy or sedimentary deposits near a sea, river or other water source). We separate these minerals from these primary sources. We process ilmenite into either slag or synthetic rutile. Other than zircon, all of these materials are sometimes referred to as titanium feedstock. Titanium feedstock is the most significant raw material used in the manufacture of TiO2.

We acquired the mineral sands business from Exxaro on the Transaction Date. The mineral sands business operations are comprised of the KZN Sands and Namakwa Sands mines, both located in South Africa, and Cooljarloo Sands mine located in Western Australia, which have a combined production capacity of 723,000 tonnes of titanium feedstock and 265,000 tonnes of zircon. The KZN Sands operations involve the exploration, mining and beneficiation of mineral sands deposits in the KwaZulu-Natal province of South Africa, and the Namakwa Sands operations involve the exploration, mining and beneficiation of mineral sands deposits in the Western Cape province of South Africa. The Tiwest operations conduct the exploration, mining and processing of mineral sands deposits and the production of titanium dioxide pigment in Western Australia.

The Mineral Sands segment includes:

Titanium Feedstock

Titanium feedstock is considered to be a single product, although it can be segmented based on the level of titanium contained within the feedstock, with substantial overlap between each segment. Different grades of titanium feedstock have similar characteristics, and are generally suitable substitutes for one another; therefore, TiO2 producers generally source a variety of feedstock grades, and supply a wide variety of feedstock grades to the TiO2 producers.

Titanium minerals (ilmenite, rutile and leucoxene), titanium slag (chloride slag and sulphate slag) and synthetic rutile are all used primarily as feedstock for the production of TiO2 pigment. According to the latest data provided by TZ Minerals International Pty Ltd (“TZMI”), approximately 90% of the world’s consumption of titanium feedstock is used for the production of TiO2 pigment.

Titanium Minerals

Ilmenite —Ilmenite is the most abundant titanium mineral in the world. Naturally occurring ilmenite may have a titanium content ranging from approximately 35% to 65%, depending on its geological history. The weathering of ilmenite in its natural environment results in oxidation of the iron, which increases titanium content.

Rutile —Rutile is essentially composed of crystalline titanium and, in its pure state, would contain close to 100% titanium. Naturally occurring rutile, however, usually contains minor impurities and therefore, commercial concentrates of the mineral typically contain approximately 94% to 96% titanium.

Leucoxene—Leucoxene is a natural alteration of ilmenite with a titanium content ranging from approximately 65% to more than 90%. The weathering process is responsible for the alteration of ilmenite to leucoxene, which results in the removal of iron, leading to an upgrade in titanium content.

Upgraded Titanium Products

The lower amount of titanium used in the TiO2 manufacturing process, the more feedstock required and waste material produced. Naturally occurring high-grade titanium minerals required for the production of TiO2 pigment are limited in supply. This limited supply has prompted the mineral sands industry to develop “beneficiated” products to increase the titanium content in the feedstock that can be used as substitutes for, or in conjunction with, naturally occurring titanium minerals. Two processes have been developed commercially: one for the production of titanium slag (with a titanium content of approximately 90% to 93%) and the other for the production of synthetic rutile (with a titanium content of approximately 86% to 89%). Both processes use ilmenite as a raw material, and are essential processes for the removal of iron oxides.

Titanium Slag—The production of titanium slag involves smelting ilmenite in an electric arc furnace under reducing conditions, normally with anthracite (coal) used as a reducing agent. The slag, containing the bulk of the titanium and impurities other than iron, is tapped off the top of the furnace while a high purity pig iron is recovered from the bottom of the furnace. The final quality of the slag is highly dependent on the quality of the original ilmenite and the ash composition of the anthracite used in the furnace.

Synthetic Rutile—A number of processes have been developed for the beneficiation of ilmenite into products containing between approximately 90% and 95% titanium. These products are known as synthetic rutile or upgraded ilmenite. The processes employed vary in terms of the extent to which the ilmenite grain is reduced, and the precise nature of the reducing reaction and the conditions used in the subsequent removal of iron. All of the existing commercial processes are based on the reduction of ilmenite in a rotary kiln, followed by leaching under various conditions to remove the iron from the reduced ilmenite grains.

Co-products

The primary co-products of heavy mineral sands mining and titanium slag production are zircon and high purity pig iron.

Zircon—Zircon is extracted, alongside ilmenite and rutile, as part of the initial mineral sands beneficiation process. Zircon is a mineral which is primarily used as an additive in ceramic glazes to add hardness, which makes the ceramic glaze more water, chemical and abrasion resistant. It is also used for the production of zirconium and zirconium chemicals, in refractories, as a molding sand in foundries, and for TV glass, where it is noted for its structural stability at high temperatures and resistance to abrasive and corrosive conditions.

Zircon typically represents a relatively low proportion of heavy mineral sands mining but has high value compared to other heavy mineral products, resulting in it contributing a significant portion to total revenue. Refractories containing zircon are expensive and are only used in demanding, high-wear and corrosive applications in the glass, steel and cement industries. Foundry applications use zircon when casting articles of high quality and value where accurate sizing is crucial, such as aerospace, automotive, medical and other high-end applications. Historically, zircon has constituted a relatively minor part of the total value produced as a result of the mining and processing of titanium minerals. However, from early 2000, zircon has increased in value as a co-product, although it remains dependent on the mining of titanium minerals for its supply.

High Purity Pig Iron—Producing titanium slag, ilmenite smelters can recover iron in the form of high purity pig iron containing low levels of manganese. When pig iron is produced in this manner, the molten iron is tapped from the ilmenite furnace during the smelting process, alloyed by adding carbon and silicon and treated to reduce the sulfur content, and is then cast into ingots, or “pigs.” The pig iron produced as a co-product of titanium slag production is known as nodular pig iron, ductile pig iron, low manganese pig iron or high purity pig iron.

Pigment

The pigment segment primarily produces and markets TiO2, and has production facilities at the following locations: Hamilton, Mississippi; Botlek, the Netherlands; and Kwinana, Western Australia, representing an aggregate of 465,000 tonnes of annual TiO2 production capacity.

TiO2 is used in a wide range of products due to its ability to impart whiteness, brightness and opacity, and is designed, marketed and sold based on specific end-use applications. TiO2 is used extensively in the manufacture of paint and other coatings, plastics and paper and in a wide range of other applications, including inks, fibers, rubber, food, cosmetics and pharmaceuticals. According to TZMI data, the paint and coatings sector is the largest consumer of pigment averaging approximately 58% of total pigment consumption in 2011. The plastics sector accounted for approximately 22% of TiO2 consumption in 2011, while the remaining 20% was divided between paper, inks, fibers and other.

TiO2 is a critical component of everyday consumer applications due to its superior ability to cover or mask other materials effectively and efficiently relative to alternative white pigments and extenders. TiO2 is considered to be a quality of life product and some research indicates that consumption generally increases as disposable income increases. We believe that, at present, TiO2 has no effective mineral substitute because no other white pigment has the physical properties for achieving comparable opacity and brightness or can be incorporated in as cost-effective a manner.

Corporate and other

Corporate and other is comprised of corporate activities and businesses that are no longer in operation, as well as its electrolytic manufacturing and marketing operations, all of which are located in the United States.

Our electrolytic and other chemical products operations are primarily focused on advanced battery materials, sodium chlorate and specialty boron products.

Battery Materials

Battery material end-use applications include alkaline batteries for flashlights, electronic games, medical and industrial devices as well as lithium batteries for power tools, hybrid electric vehicles, laptops and power supplies. The battery industry is primarily comprised of two application areas: primary (non-rechargeable) and secondary (rechargeable) with the former representing the majority of battery shipments.

The primary battery market is dominated by alkaline battery technologies, which are designed to address the various power delivery requirements for consumer and industrial battery-powered devices. We believe that alkaline batteries are higher performing and more costly than batteries using the older zinc carbon technology, and represent the majority of primary battery market demand in the United States. Demand for domestic alkaline batteries in the United States is estimated to be flat to slightly negative, driven by a flat market for electronic devices.

Electrolytic manganese dioxide (“EMD”) is the active cathode material for alkaline batteries. We believe that we are one of the largest producers of EMD for the global alkaline battery industry. EMD quality requirements for alkaline technology are much more demanding than for zinc carbon technology and, as a result, alkaline-grade EMD commands a higher price than zinc carbon-grade EMD. The older zinc carbon technology remains in developing countries such as China and India. As the economies of China and India continue to mature, and the need for more efficient energy sources develops, we anticipate that the demand for alkaline-grade EMD will increase. We expect demand for alkaline-grade EMD to be sustained by the long-term growth of consumer electronics devices, partly offset by the trend toward smaller battery sizes and rechargeable batteries.

Sodium Chlorate

Sodium chlorate is used by the pulp and paper industry in pulp bleaching applications. The pulp and paper industry accounts for more than 95% of the market demand for sodium chlorate. Although there are other methods for bleaching pulp, we believe the chlorine dioxide process is preferred for environmental reasons. The primary raw material that we use to produce sodium chlorate is salt, which we purchase under both multi-year agreements and spot contracts.

Boron

Specialty boron product end-use applications include semiconductors, pharmaceuticals, high-performance fibers, specialty ceramics and epoxies as well as igniter formulations. According to publicly available industry reports, we are one of the leading suppliers of boron trichloride, along with JSC Aviabor, Sigma-Aldrich Corporation, and several Asian manufacturers. We anticipate demand for boron trichloride will remain positive driven primarily by the growth of the semiconductor industry. We believe we hold a similar leading position in the elemental boron market. We expect demand for elemental boron will continue to be largely flat following the trends in the defense and automotive industries in the United States.

Mining and Processing Techniques

This section describes the mineral sands mining and production process by which TiO2 pigment is ultimately derived and how its primary input, titanium feedstock, and the co-products zircon and pig iron, are obtained from deposits of mineral sands.

Mining

The mining of mineral sands deposits is conducted either “wet,” by dredging or hydraulic water jets, or “dry,” using earth-moving equipment to excavate and transport the sands. Dredging, as used at the Cooljarloo mine, is generally the favored method of mining mineral sands, provided that the ground conditions are suitable and water is readily available. In situations involving hard ground, discontinuous ore bodies, small tonnage or very high grades, dry mining techniques are generally preferred.

Dredge Mining—Dredge mining, or wet mining, is best suited to ore reserves located below the water table. A floating dredge removes the ore from the bottom of an artificial pond through a large suction pipe. The bulk sand material is fed as slurry through a primary, or “wet,” concentrator that is typically towed behind the dredge unit. The dredge slowly advances across the pond and deposits clean sand tailings behind the pond for subsequent revegetation and rehabilitation. Because of the capital cost involved in the manufacturing and location, dredge mining is most suitable for large, long life deposits, often of a lower grade. The dredging operations at Cooljarloo use two large floating dredges in a purpose-built pond. The slurry is pumped to a floating concentrator, which recovers heavy minerals from the sand and clay.

Dry Mining—Dry mining is suitable where mineral deposits are shallow, contain hard bands of rock, or are in a series of unconnected ore bodies. Dry mining is performed at Namakwa Sands, which is located in an arid region on the west coast of South Africa. The ore is mined with front end loaders in a load and carry operation, dumping the mineral bearing sands onto a conveyor belt system that follows behind the mining face. The more competent layers are mined using hydraulic excavators in a backhoe configuration or by trackdozer. Namakwa Sands does not use blasting in its operations. The mined material is transported by trucks to the mineral sizers where primary reduction takes place.

Hydraulic Mining—KZN Sands uses a unique hydraulic mining method for mineral sands due to the topography of the ore body and the ore characteristics. A jet of high-pressure water (approximately 2,500 kilopascals) is aimed at a mining face, thereby cutting into and loosening the sand so that it collapses on the floor. The water acts as a carrier medium for the sand, due to the high fines content contained in the ore body. The slurry generated by the hydraulic monitors flows to a collection sump where oversize material is removed and the slurry is then pumped to the primary concentration plant.

Processing

Concentration —Both wet and dry mining techniques utilize wet concentrator plants to produce a high grade of heavy mineral concentrate (typically approximately 90% to 98% heavy mineral content). Screened ore is first deslimed, a process by which slimes (mineral particles that are too fine to be economically extracted and other materials that remain after the valuable fraction of an ore has been separated from the uneconomic fraction) are separated from larger particles of minerals, and then washed through a series of spiral separators that use gravity to separate the heavy mineral sands from lighter materials, such as quartz. Residue from the concentration process is pumped back into either the open pits or slimes dams for rehabilitation and water recovery. Water used in the process is recycled into a clean water dam with any additional water requirements made up from pit dewatering or rainfall.

Mineral Separation

The non-magnetic (zircon and rutile) and magnetic (ilmenite) concentrates are passed through a dry mill to separate out the minerals. Electrostatic and dry magnetic methods are used to further separate the ilmenite, rutile and zircon. Electrostatic separation relies on the difference in surface conductivity of the materials to be separated. Conductive minerals (such as ilmenite, rutile and leucoxene) behave differently from non-conductive minerals (such as zircon and quartz) when subjected to electrical forces. Magnetic separation is dependent on the iron content of a mineral. Magnetic minerals (such as ilmenite) will separate from non-magnetic minerals (such as rutile and leucoxene) when subjected to a magnetic field. A combination of gravity and magnetic separation is used to separate out zircon from the non-magnetic portion of the heavy mineral concentrate. The heavy mineral concentrate at KZN Sands and Namakwa Sands is passed through wet high-intensity magnetic separation to produce a non-magnetic fraction and a magnetic fraction. This step is not required for the Cooljarloo material.

Smelting —Ilmenite at KZN Sands and Namakwa Sands is processed further through direct current arc furnaces to produce titanium slag with a titanium content of approximately 86%. The smelting process comprises the reduction of ilmenite to produce titanium slag and nodular pig iron. Ilmenite and as-received anthracite (dried to remove fine material before smelting) are fed in a tightly controlled ratio through a hollow electrode into an operating furnace where the endothermic reduction of ilmenite occurs. The resultant titanium slag has a lower density than the iron, and separation of the two liquid products occurs inside the furnace. The slag and iron are tapped periodically from separate sets of tapholes located around the circumference of the furnace. The tapholes for slag are on a higher elevation than those for iron. Slag is tapped into steel pots and cooled for several hours in the pots before the slag blocks are tipped out. The blocks are subsequently transported to the blockyard where they are cooled under water sprays for a number of days. They are then crushed, milled and separated according to size fractions, as required by the customers. The tapped pig iron is re-carburized and de-sulfurized, and cast into pigs.

Synthetic Rutile Production—Higher grade ilmenite may also be upgraded into synthetic rutile. Synthetic rutile, or upgraded ilmenite, is a chemically modified form of ilmenite that has the majority of the ferrous, non-titanium components removed, and is also suitable for use in the production of titanium metal or TiO2 pigment using the chloride process. Ilmenite is converted to synthetic rutile in a two-stage pyrometallurgical and chemical process. The first stage involves heating ilmenite in a large rotary kiln. Coal is used as a heat source and, when burned in a limited air environment, it produces carbon monoxide, which promotes a reducing environment that converts the iron oxide contained in the ilmenite to metallic iron. The intermediate product, called reduced ilmenite, is a highly magnetic sand grain due to the presence of the metallic iron. The second stage involves the conversion of reduced ilmenite to synthetic rutile by removing the metallic iron from the reduced ilmenite grain. This is achieved through aeration (oxidation), accelerated through the use of ammonium chloride as a catalyst, and acid leaching of the iron to dissolve it out of the reduced ilmenite. Activated carbon is also produced as a co-product of the synthetic rutile production process.

Raw Materials

The smelters at KZN Sands and Namakwa Sands use anthracite as a reducing agent, which although available from a variety of suppliers, is metallurgically specific in certain conditions. Namakwa Sands imports high quality anthracite for its smelter from Vietnam. Vietnam has a large anthracite resource, however, the Vietnamese government regulates both the price and sales volumes of anthracite. Both of the KZN Sands smelters use anthracite from two local suppliers. Low ash and sulfur content are the main quality considerations. Anthracite suppliers with similar cost and availability to the Vietnamese supplier are available in Russia and Ukraine, as well as locally to our South African operations. Alternatively, char may be used as a substitute reducing agent for anthracite.

The KZN Sands and Namakwa Sands operations currently use Sasol gas, which is available only from Sasol Limited. However, Sasol gas could be replaced with carbon monoxide gas produced by KZN Sands and Namakwa Sands, if necessary. KZN Sands is currently in the process of increasing its use of carbon monoxide gas.

Other raw materials used at the KZN Sands and Namakwa Sands operations include: electrodes, sulphuric acid, flocculant, ferrosilicon, nitrogen and oxygen. Multiple suppliers provide these raw materials.

The Chandala’s synthetic rutile operation uses coal as a reducing agent, which is available locally from two suppliers, both of which have extensive coal resources. The synthetic rutile process relies on the quality of coal from southwest Western Australia for the efficient production of quality synthetic rutile and activated carbon from the synthetic rutile kiln. Other types of coal could be used if both of the current coal suppliers were unavailable, but some temporary adverse impact on the production and cost of synthetic rutile at Chandala would be likely.

TiO2 Manufacturing Process

TiO2 is produced using a combination of processes involving the manufacture of base pigment particles followed by surface treatment, drying and milling (collectively known as finishing). There are two commercial production processes in use by manufacturers: the chloride process and the sulphate process. We are one of a limited number of TiO2 producers in the world with chloride production technology. TiO2 produced using the chloride process is preferred for some of the largest end-use applications. As a result of these advantages, the chloride process currently accounts for substantially all of the industry-wide TiO2 production capacity in North America and approximately 50% of industry-wide capacity globally. All of our TiO2 is produced using the chloride process.

The chloride process is a newer technology, and we believe it has several advantages over the sulphate process: it generates less waste, uses less energy, is less labor intensive and permits the direct recycle of chlorine, a major process chemical, back into the production process. In the chloride process, feedstock ores (slag, synthetic rutile, natural rutile or ilmenite ores) are reacted with chlorine (the chlorination step) and carbon to form titanium tetrachloride (“TiCl4”) in a continuous fluid bed reactor. Purification of TiCl4 to remove other chlorinated products is accomplished using a distillation process. The purified TiCl4 is then oxidized in a vapor phase form to produce base pigment particles and chlorine gas. The latter is recycled back to the chlorination step for reuse. Base pigment is then typically slurried with water and dispersants prior to entering the finishing step.

The sulphate process can use lower quality (and therefore less expensive) feedstock. In the sulphate process, batch digestion of ilmenite ore or slag is carried out with concentrated sulfuric acid to form soluble titanyl sulphate. After treatment to remove soluble and insoluble impurities and concentration of the titanyl sulphate, hydrolysis of the liquor forms an insoluble hydrous titanium oxide. This precipitate is filtered, bleached, washed and calcined to produce a base pigment that is then forwarded to the finishing step.

Commercial production of TiO2 results in one of two different crystal forms, either rutile or anatase. Rutile TiO2 is preferred over anatase TiO2 for many of the largest end-use applications, such as coatings and plastics, because its higher refractive index imparts better hiding power at lower quantities than the anatase crystal form and it is more suitable for outdoor use because it is more durable. Although rutile TiO2 can be produced using either the chloride process or the sulphate process, some customers prefer rutile produced using the chloride process because it typically has a bluer undertone and greater durability. Anatase TiO2 can only be produced using the sulphate process and has applications in paper, rubber, fibers, ceramics, food and cosmetics. All of our global production capacity utilizes the chloride process to produce rutile TiO2.

Market Conditions

Mineral Sands

Titanium feedstock ores, the primary raw materials used in the production of TiO2, experienced a significant rise in selling prices during 2011. Demand and pricing weakened significantly during 2012. The vertical integration of titanium feedstock and TiO2 production provides Tronox with a secure and cost competitive supply of high grade titanium feedstock over the long term. Our ability to supply all of the feedstock that our pigment operations require enables us to balance our consumption and sales in ways that our competitors cannot.

Pigment

During 2012, we saw a softening of TiO2 sales volumes due to continued customer destocking and decline in global demand, primarily as a result of weaker residential and commercial construction markets in Europe and Asia. While we are encouraged by signs of recovery in the U.S. housing market and the increasingly stimulative national policy in China, market conditions for TiO2 pigment in the fourth quarter of 2012 were similar to those of the third quarter.

Competitive Conditions

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

Mineral Sands

There are a small number of large mining companies or groups that are involved in the production of titanium feedstock. We believe we are the third largest titanium feedstock producer with approximately 10% of global titanium feedstock production. Rio Tinto, through its ownership of Canadian based Fer et Titane, its share in Richards Bay Minerals (“RBM”) in South Africa and ownership of QMM Madagascar, is the largest producer of titanium feedstock in the world. Australian-based Iluka Resources Limited is the second largest manufacturer, with operations in Australia and the United States. A number of other manufacturers, such as Cristal Global (Saudi Arabia), Eramet SA (France), Kenmare Resources plc (Ireland), Kronos Worldwide Inc. (Europe), Pangang Titanium Industry Co Ltd (China), Kerala Mines and Metals Limited (India) and Ostchem Holding AG (Eastern Europe) also supply titanium feedstock to the global market.

Beyond our structurally assured, relative low cost position, our competitive advantages are our depth of experience in various mining methods and technologies, our ability and know-how to produce upgraded products by means of direct current smelting of ilmenite and the synthetic rutile process, and our capacity to market zircon and rutile for use in a broad range of end-use applications. We are furthermore in a position to supply TiO2 feedstock, zircon and high purity pig iron from any one of several production units in different geographical locations.

Pigment

According to the latest TZMI data, industry production capacity grew to 6.4 million tonnes from 6.0 million tonnes in the prior year. The global market in which our TiO2 business operates is competitive. Competition is based on a number of factors such as price, product quality and service. We face competition from major international producers, including DuPont, Cristal Global, Huntsman, and Kronos, as well as smaller regional competitors such as Sachtleben Chemie GmbH and Ishihara Sangyo Kaisha, which operate multiple plants on single continents. We estimate that, based on nameplate capacity, these seven companies accounted for more than 64% of the global market share. During 2012, we had global TiO2 production capacity of 465,000 tonnes per year, which was approximately 7% of global pigment capacity. In addition to the major competitors discussed above, we compete with numerous smaller, regional producers, including producers in China that have expanded their sulphate production capacity during the previous five years.

Worldwide, we believe that we and the other major producers mentioned above are the only companies that have perfected and successfully commercialized the chloride process technology for the production of TiO2. According to TZMI, among the seven largest multi-national producers, 77% of available capacity uses the chloride process, compared to smaller producers who, on average, produce 6% of products using the chloride process, whileTiO2 produced using chloride process technology is generally preferred for some TiO2 end-use and specialty applications.

We have global operations with production facilities and a sales and marketing presence in the Americas, Europe and the Asia-Pacific regions. Our global presence enables us to sell our products to a diverse portfolio of customers with whom we have well-established relationships.

In recent years, demand growth has increased in Asia-Pacific, Central and Eastern Europe, the Middle East and Africa and South America more than in the mature economies of North America, Western Europe and Japan. Capacity growth over the next ten or so years is expected to be driven by the above global average demand growth in such emerging markets. While there are several chloride projects planned in China, it is unlikely that they will contribute any significant output before 2014. The probability of new greenfield projects (locations where there is not an existing infrastructure) is limited, given the limitations in feedstock supply, as well as financial risks associated with the large investments in a facility, a long lead time and difficulty in achieving permitting (in particular, environmental permitting). As a result no significant new chloride TiO2 facility has been built since 1994; however, over the years, the industry has increased capacity through expansion of existing plants and debottlenecking, and we expect this to continue going forward.

Electrolytics and Other

The United States primary battery market, predominantly based on alkaline-grade EMD, is the largest in the world followed by China and Japan according to the Freedonia Group. We are one of the largest suppliers of alkaline-grade EMD in the U.S. market. Other significant producers include Tosoh Corporation, Erachem Comilog, Inc., Energizer Holdings, Inc., and Delta EMD Ltd. The remainder of global capacity is represented by various Chinese producers.

For rechargeable batteries, lithium manganese oxide (“LMO”) remains one of the leading cathode materials for electric vehicles, power tools and other high-power applications. We project the demand for LMO to significantly increase driven by electric vehicles for which the cathode materials are primarily supplied today by Nichia Corp, Toda Kogyo Corp., and other leading Asian LMO materials producers.

Seasonality

There is a seasonal trend in the demand for our products. Because TiO2 is widely used in paint and other coatings, titanium feedstocks are in higher demand during the second and third quarter of the calendar year in the northern hemisphere economies (spring and summer). This is mostly related to the demand for decorative coatings during seasons when the warmest and driest weather is to be expected. In China, the lowest demand for TiO2 during the year is experienced in the first quarter, during the two-week Chinese New Year festival.

Sales and Marketing

Mineral Sands

Titanium Feedstock

Although we use agents and distribution for some sales in the Asia-Pacific region, direct relationship marketing is the primary technique that we employ for the marketing of titanium feedstocks. Multi-year contracts are negotiated with periodic pricing for the pigment industry, while the contract period for other industries tends to be less than one year (either per shipment, quarterly, half-year or one year). Pricing for titanium feedstocks is usually adjusted either on a quarterly or half-year basis. In some instances, we use traders or agents for the sale of titanium feedstocks.

The geographic market for titanium feedstock is global in scope, and TiO2 producers regularly source and transport titanium feedstock from suppliers located around the world.

Zircon

A portion of the zircon produced at Namakwa Sands is supplied on long-term multi-year contracts with some of our larger European customers. The tonnage is subject to agreement on pricing, which we negotiate at quarterly intervals or on a shipment-by-shipment basis. For customers of KZN Sands, and for smaller customers of Namakwa Sands, we contract zircon tonnage and pricing on a quarterly basis. We seek to avoid the use of agents and traders for the sale of zircon, favoring long-term relationships directly with end users.

Pigment

We supply and market TiO2 under the brand name TRONOX® to more than 1,000 customers in approximately 90 countries, including market leaders in each of the key end-use markets for TiO2 and have supplied each of our top ten customers with TiO2 for more than 10 years. These top ten customers represented approximately 46% of our total TiO2 sales in 2012. The tables below summarize our 2012 TiO2 sales volume by geography and end-use market:

2012 Sales Volume by Geography		2012 Sales Volume by End-Use Market
Americas	48%	Paints and Coatings	78%
Europe	24%	Plastics	19%
Asia-Pacific	28%	Paper and Specialty	3%

In addition to price and product quality, we compete on the basis of technical support and customer service. Our direct sales and technical service organizations execute our sales and marketing strategy, and work together to provide quality customer service. Our direct sales staff is trained in all of our products and applications. Due to the technical requirements of TiO2 applications, our technical service organization and direct sales offices are supported by a regional customer service staff located in each of our major geographic markets.

We believe our TiO2 operations, and specifically our plant in Hamilton, Mississippi, are among the lowest cost producers of TiO2 globally. This is of particular importance as it positions us to be competitive through all facets of the TiO2 cycle. Moreover, our three TiO2 production facilities are strategically positioned in key geographies. The Hamilton facility is the third largest TiO2 production facility in the world, and has the size and scale to service customers in North America and around the globe. Our Tiwest facility, located in Australia, is well positioned to service the growing demand from Asia. Our Botlek facility, located in the Netherlands, services our European customers and certain specialized applications globally. Combined with our titanium feedstock assets in South Africa and Australia, this network of TiO2 and titanium feedstock facilities gives us the flexibility to optimize asset and feedstock utilization and generate operational, logistical and market efficiencies.

Our sales and marketing strategy focuses on effective customer management through the development of strong relationships throughout the company with our customers. We develop customer relationships and manage customer contact through our sales team, technical service organization, research and development team, customer service team, plant operations personnel, supply chain specialists and senior management. We believe that multiple points of customer contact facilitate efficient problem-solving, supply chain support, formula optimization and product co-development.

Research and Development

We have a research and development facility that services all of our products. The research and development facility focuses on applied research and development testing of both new and existing processes. The research and development facility has a segment area dedicated to heavy minerals in order to prevent contamination and has both laboratory and pilot scale equipment, mostly for physical beneficiation processes. The facility also has a complete mineralogy section.

Additionally, we employ scientists, chemists, engineers and skilled technicians to provide the technology (products and processes) for our pigment businesses. Our product development personnel have a high level of expertise in the plastics industry and polymer additives, the coatings industry and formulations, surface chemistry, material science, analytical chemistry and particle physics. Among the process technology development group’s highly developed skills are computational fluid dynamics, process modeling, particle growth physics, extractive metallurgy, corrosion engineering and thermodynamics. The majority of scientists supporting our pigment and electrolytic research and development efforts are located in Oklahoma City, Oklahoma.

Our expenditures for research and development were approximately $9 million, $9 million, less than $1 million and $6 million for the year ended December 31, 2012, eleven months ended December 31, 2011, one month ended January 31, 2011 and year ended December 31, 2010, respectively. These figures do not include the cost of test work for feasibility studies, which can vary significantly from year to year.

New process developments are focused on increased throughput, control of particle physical properties and general processing equipment-related issues. Ongoing development of process technology contributes to cost reduction, enhanced production flexibility, increased capacity and improved consistency of product quality. In 2012, our development and commercialization efforts were focused on several TiO2 products that deliver added value to customers by way of enhanced properties of the pigment.

Patents, Trademarks, Trade Secrets and Other Intellectual Property Rights

Proprietary protection of our intellectual property is important to our business. We have a comprehensive intellectual property strategy that includes obtaining, maintaining and enforcing its patents, trademarks and other intellectual property. However, much of the fundamental intellectual property associated with both chloride and sulfate pigment production is no longer subject to patent protection.

Mineral Sands

In South Africa, we own three patents (including provisional patent grants) and have another four pending patent applications, and our patents are protected in most of our primary markets. We also rely on intellectual property for our Namakwa Sands operations, which was granted to us in perpetuity by Anglo American South Africa Limited for use on a worldwide basis, pursuant to a non-exclusive license. None of our patents are due to expire in the next five years.

We have 14 trademark registrations (including applications for registrations currently pending) in South Africa and Australia. We protect the trademarks that we use in connection with the products we manufacture and sell, and have developed goodwill in connection with our long-term use of our trademarks; however, there can be no assurance that the trademark registrations will provide meaningful protection against the use of similar trademarks by competitors, or that the value of our trademarks will not be diluted.

We also use and rely upon unpatented proprietary knowledge, continuing technological innovation and other trade secrets to develop and maintain our competitive position. We conduct research activities and protect the confidentiality of our trade secrets through reasonable measures, including confidentiality agreements and security procedures.

Pigment

While certain patents held for our products and production processes are important to our long-term success, more important is the operational knowledge we possess. We seek patent protection for our technology where competitive advantage may be obtained by patenting, and files for broad geographic protection given the global nature of our business. Our proprietary TiO2 technology is the subject of over 200 patents worldwide, the substantial majority of which relate to our chloride products and production technology.

At December 31, 2012, we held approximately 200 patents, of which approximately 135 are considered significant to our business. We define significant to our business as patents that are either (1) presently employed in its process or to produce products to its advantage, (2) may not be presently employed by us, but are defensive to prevent competitors from using the technology to their advantage or (3) patents that are likely to be utilized by us in future process or product advancements. Our significant patents have expiration dates ranging from 2013 through 2032.

We also rely upon and have taken steps to secure our unpatented proprietary technology, know-how and other trade secrets. Our proprietary chloride production technology is an important part of our overall technology position. We are committed to pursuing technological innovations in order to maintain our competitive position

Employees

As of December 31, 2012, we had approximately 3,900 employees, with 900 in the United States, 700 in Australia, 1,900 in the South Africa and 400 in Europe and other international locations. Our employees in the United States are not represented by collective bargaining agreements. Approximately 90% of our employees in Australia are represented by collective bargaining agreements. Approximately 90% of our employees in South Africa have collective bargaining agreements with labor organizations. Approximately 90% of our employees in Europe are represented by works’ councils. We consider relations with our employees and labor organization to be good.

As of December 31, 2011, Tronox Incorporated had approximately 1,800 employees, with approximately 700 in the United States, approximately 300 in Europe and approximately 800 in Australia and other international locations.

Environmental Provisions

A variety of laws and regulations relating to environmental protection affect almost all of our operations. Under these laws, we are or may be required to obtain or maintain permits or licenses in connection with our operations. In addition, these laws may require us to remove or mitigate the effects on the environment of the disposal or release of chemical, petroleum, low-level radioactive and other substances at our facilities. Operation of pollution-control equipment usually entails additional expense. Certain expenditures to reduce the occurrence of releases into the environment may result in increased efficiency; however, most of these expenditures produce no significant increase in production capacity, efficiency or revenue.

We are in substantial compliance with applicable environmental rules and regulations. Currently, we do not have any outstanding notices of violation or orders from regulatory agencies.

Recurring operating expenses are expenditures related to the maintenance and operation of environmental equipment such as incinerators, waste treatment systems and pollution control equipment, as well as the cost of materials, energy and outside services needed to neutralize, process, handle and dispose of current waste streams at our operating facilities. These operating and capital expenditures are necessary to ensure that ongoing operations are handled in an environmentally safe and effective manner.

From time to time, we may be party to legal and administrative proceedings involving environmental matters or other matters in various courts or agencies. These could include proceedings associated with businesses and facilities operated or used by our affiliates, and may include claims for personal injuries, property damages, breach of contract, injury to the environment, including natural resource damages, and non-compliance with, or lack of properly updated or renewed, permits. Our current operations also involve management of regulated materials and are subject to various environmental laws and regulations.

In accordance with ASC 450, Contingencies, and ASC 410, Asset Retirement and Environmental Obligations, we recognize a loss and record an undiscounted liability when litigation has commenced or a claim or an assessment has been asserted, or, based on available information, commencement of litigation or assertion of a claim or assessment is probable, and the associated costs can be estimated. It is not possible for us to reliably estimate the amount and timing of all future expenditures related to environmental matters because, among other reasons, environmental laws and regulations, as well as enforcement policies and remediation levels, are continually changing, and the outcome of court proceedings, alternative dispute resolution proceedings (including mediation) and discussions with regulatory agencies is inherently uncertain.

We believe that we have reserved adequately for the probable and reasonably estimable costs of known contingencies. There is no environmental litigation, claim or assessment that has been asserted nor is there any probability of an assessment or a claim for which we have not recorded as a liability. However, additions to the reserves may be required as additional information is obtained that enables us to better estimate our liabilities. We cannot reliably estimate the amount of future additions to the reserves at this time. In certain situations, expenses may be probable but may not be estimable. Additionally, sites may be identified in the future where we could have potential liability for environmental related matters. We would not establish reserves for any such sites.

Environmental, Health and Safety Matters

Mineral Sands

Our facilities and operations are subject to extensive general and industry-specific environmental, health and safety regulations in South Africa and Australia. These regulations include those relating to mine rehabilitation, liability provision, water management, the handling and disposal of hazardous and non-hazardous materials and occupational health and safety. The various legislation and regulations are subject to a number of internal and external audits. The following describes environmental, health and safety matters with respect to our operations.

We believe that our mineral sands operations are in compliance, in all material respects, with existing health, safety and environmental legislation and regulations. We employ health, safety and environmental experts to advise us on technical and regulatory matters relevant to the management of our facilities and operations, and we continually invest in our plants, equipment and other infrastructure to ensure that our mineral sands operations comply with our obligations under health, safety and environmental laws and regulations.

Fairbreeze Environmental Impact Assessment

In order to receive the environmental authorization necessary to begin the KZN Sands Fairbreeze mining project (“Fairbreeze”), an environmental impact assessment report was prepared and submitted to the Department of Agriculture, Environmental Affairs and

Rural Development (“DAEARD”), as required under the National Environmental Management Act (“NEMA”). There are two forms of environmental impact reports: a basic assessment report (“BAR”) and a more comprehensive scoping and environmental impact report (“SEIR”). NEMA provides that an applicant may request permission to undertake a BAR instead of an SEIR if the applicant believes that the information included in the BAR will be sufficient to allow DAEARD to reach its decision. DAEARD granted permission to submit a BAR based on the fact that Exxaro Mineral Sands had already conducted extensive environmental impact assessments and scoping studies on the proposed Fairbreeze mining area over a period of approximately 13 years, and that undertaking the SEIR process would have repeated many of those assessments and scoping studies already completed.

In September 2012, the South African Department of Mineral Resources (“DMR”) approved our amendment application to the Environmental Management Program for Fairbreeze. This, together with NEMA authorization received earlier this year, allowed us to commence with selected early-phase construction activities while awaiting further authorizations. In October 2012, the Mtunzini Conservatory filed an application for an injunction to halt the early-phase construction at Fairbreeze. We opposed the injunction and in January 2013 the Durbin High Court dismissed the case and awarded costs in our favor. The Mtunzini Conservatory subsequently appealed the dismissal and cost award. We intend to vigorously oppose the appeal and we are proceeding with early-phase construction at Fairbreeze.

Radioactive Minerals

We have the required permits in South Africa and Australia to mine, treat, store, dispose of, transport, handle and allow employee access to radioactive minerals (zircon and monazite). Provision for the potential cleanup costs related to such activities is included in the mine closure cost and reflected in our consolidated financial statements.

The Royalty Act

The Mineral and Petroleum Resources Royalty Act, 2008 was promulgated on November 24, 2008, became effective on March 1, 2010 and imposes a royalty on refined and unrefined minerals payable to the South African government.

The royalty in respect of refined minerals is calculated by dividing earnings before interest and taxes (“EBIT”) by the product of 12.5 times gross revenue calculated as a percentage, plus an additional 0.5%. EBIT refers to taxable mining income (with certain exceptions, such as no deduction for interest payable and foreign exchange losses) before assessed losses, but after capital expenditure. A maximum royalty of 5% of revenue has been introduced for refined minerals.

The royalty in respect of unrefined minerals is calculated by dividing EBIT by the product of nine times gross revenue calculated as a percentage, plus an additional 0.5%. A maximum royalty of 7% of revenue has been introduced for unrefined minerals. Where unrefined mineral resources constitute less than 10% in value of the total composite mineral resources, the royalty rate in respect of refined mineral resources may be used for all gross sales and a separate calculation of EBIT for each class of mineral resources is not required.

Environmental Management

Since 1993, in accordance with the terms of an amendment of the South African Minerals Act, 1991, each new mine was required to prepare an Environmental Management Program Report (“EMPR”) for approval by the DMR. EMPRs covered the environmental impacts of a mine during its life, up to the point where the DMR issues a closure certificate. EMPRs made specific provision for environmental management during the construction, operational, decommissioning and aftercare phases. EMPRs also set out timetables and the extent of financial commitments to cover each phase of management.

In terms of the Mineral and Petroleum Resources Developmental Act of 2002 (“MPRDA”), applicants for a mining right are required to conduct an environmental impact assessment and submit an Environmental Management Program, while applicants for a prospecting right, mining permit or reconnaissance permit have to submit an Environmental Management Plan (collectively referred to as an “EMP”).

Applicants for converted mining rights may rely on the EMPR approval for their old order mining right but may be required by the DMR to update this to comply with the provisions of the MPRDA. Prospecting and mining rights only become effective under the MPRDA on the date that the corresponding EMP has been approved. The MPRDA includes a requirement to make financial provision for the remediation of environmental damage, as well as for the issuing of a closure certificate and requires that the financial provision be in place before approval of the EMP. An application for a closure certificate now becomes compulsory upon lapsing of the right or cessation of activities.

Prior to the approval of the EMP and the proposed mining operation itself, the applicant must make financial provision for the rehabilitation or management of negative environmental impacts, as noted above. In the event that the mine operator fails or is unable to rehabilitate environmental damage, the DMR may use all or part of the financial provision to rehabilitate or manage the negative environmental impact. The mining company must review its environmental liability annually and revise its financial provision accordingly to the satisfaction of the DMR.

Pigment

Our pigment business is subject to extensive regulation by federal, state, local and foreign governments. Governmental authorities regulate the generation and treatment of waste and air emissions at our operations and facilities. At many of our operations, we also comply with worldwide, voluntary standards developed by the International Organization for Standardization (“ISO”) a nongovernmental organization that promotes the development of standards and serves as a bridging organization for quality and environmental standards, such as ISO 9002 for quality management and ISO 14001 for environmental management.

Chemical Registration

The European Union adopted a new regulatory framework for chemicals in 2006 known as Registration, Evaluation and Authorization of Chemicals (“REACH”). Manufacturers and importers of chemical substances must register information regarding the properties of their existing chemical substances with the European Chemicals Agency (“ECHA”). The timeline for existing chemical substances to be registered is based on volume and toxicity. The first group of chemical substances was required to be registered in 2010 and the remainder is due to be registered in 2013 and 2018. We registered those products requiring registration by the 2010 deadline. The REACH regulations also require chemical substances which are newly imported or manufactured in the European Union to be registered before being placed on the market. These substances are referred to as “non-phase-in” substances. We are currently working on registration for the “non-phase-in” substances. Products containing greater than 0.1% of substances determined to be “very high concern” will be placed on a candidate list for authorization. If safer alternatives for any of these chemical substances on the candidate list exist, then those chemical substances may not be authorized. We currently do not have any products that would be placed on the candidate list. We do not expect the costs of REACH compliance to be material to our operations at this time.

The United States has chemical regulation under the Environmental Protection Agency (the “EPA”) through the Toxic Substances Control Act (“TSCA”). TSCA requires various reporting mechanisms for new and existing chemicals. The EPA announced in 2009 a comprehensive approach to improve the chemicals management program under TSCA. This may result in additional data requirements; testing, restrictions or bans on a chemical substance depending on the risk a chemical may pose. We do not anticipate any costs or actions material to our operation at this time due to these actions. We are currently monitoring proposed legislation regarding TSCA and assessing any potential impacts.

Greenhouse Gas (“GHG”) Regulation

We currently report and manage GHG emissions as required by law for sites located in areas (European Union/Australia) requiring such managing and reporting. While the United States has not adopted any federal climate change legislation, the EPA has introduced some GHG programs. For example, under the EPA’s GHG “Tailoring Rule,” expansions or new construction could be subject to the Clean Air Act’s Prevention of Significant Deterioration (“PSD”) requirements. Some of our facilities are currently subject to GHG emissions monitoring and reporting. Changes or additional requirements due to GHG regulations could impact our capital and operating costs. However, it is not possible at the present time to estimate any financial impacts to these U.S. operating sites. Also, some in the scientific community believe that increasing concentrations of GHGs in the atmosphere may result in climatic changes. Depending on the severity of climatic changes, our operations could be adversely affected. Our operations in Australia were subject to a new Australian carbon tax law beginning in 2012, resulting in an estimated $7 million expense annually.

Regulation of the Mining Industry in South Africa

Mineral and Petroleum Resources Development Act, 2002

The MPRDA came into effect on May 1, 2004, and vests all mineral rights in South Africa in the state (including the right to grant prospecting and mining rights). The objectives of the MPRDA are, among other things, to promote equitable access to the nation’s mineral resources by South Africans, expand opportunities for historically disadvantaged persons (“HDSAs”) who wish to participate in the South African mining industry, advance social and economic development and create an internationally competitive and efficient administrative and regulatory regime based on the universally accepted principle (consistent with common international practice) that mineral resources are part of a nation’s patrimony.

There are four principal authorizations available under the MPRDA with respect to minerals: a reconnaissance permission, a prospecting right, a mining right and a retention permit. A reconnaissance permit may be applied for in order to search for minerals by way of geological, geophysical and photogeological surveys. A reconnaissance permission is valid for two years and is not renewable. Prospecting rights are initially granted for a maximum period of five years and can be renewed once upon application for a further period not exceeding three years. Mining rights are valid for a maximum period of 30 years and can be renewed upon application for further periods, each of which may not exceed 30 years. The MPRDA provides for the grant of retention permits, which would have a maximum term of three years, and which could be renewed once upon application for a further two years.

The Minister of Mineral Resources considers a wide range of factors and principles when deciding whether to grant prospecting and mining rights applications, including proposals relating to black economic empowerment and social responsibility. A mining right can be cancelled if the holder is conducting mining operations in contravention of the MPRDA, breaches a material term or condition of such right, is contravening the approval management plan or has submitted inaccurate, incorrect or misleading information in connection with any matter required to be submitted to the Department of Mineral Resources in terms of the MPRDA.

We have approved Social and Labor Plans in place with respect to all of its mining license agreements, as required by the DMR

The South African government published the Broad Based Socio-Economic Charter for the South African Mining Industry in April 2004 (as amended in 2010) (the “Revised Mining Charter”). The Revised Mining Charter states that its objectives are to:

•	promote equitable access to South Africa’s mineral resources for all the people of South Africa;

•	substantially and meaningfully expand opportunities for HDSAs and women to enter the mining and minerals industry and to benefit from the exploitation of South Africa’s mineral resources;

•	utilize the existing skills base for the empowerment of HDSAs;

•	expand the skills base of HDSAs in order to serve the community;

•	promote employment and advance the social and economic welfare of mining communities and areas supplying mining labor;

•	promote beneficiation of South Africa’s mineral commodities beyond mining and processing, including the production of consumer products; and

•	promote sustainable development and growth in the mining industry.

The Revised Mining Charter was effective as of September 13, 2010. Similar to the requirement under the original Mining Charter, the Revised Mining Charter requires that mining entities achieve a 26% HDSA ownership of mining assets by 2014. The Revised Mining Charter includes requirements that mining companies achieve the following by 2014:

•

facilitate local beneficiation of mineral commodities and procure a minimum of 40% of capital goods, 70% of services and 50% of consumer goods from HDSA suppliers (i.e., suppliers of which a minimum of 25% plus one vote of their share capital is owned by HDSAs) by 2014 (these targets will be exclusive of non-discretionary procurement expenditure);

•

ensure that multinational suppliers of capital goods contribute a minimum 0.5% of their annual income generated from South African mining companies towards the socioeconomic development of South African communities into a social development fund from 2010;

•

achieve a minimum of 40% HDSA demographic representation by 2014 at the executive management (board) level, senior management (executive committee) level, core and critical skills, middle management level and junior management level;

•	invest up to 5% of annual payroll in essential skills development activities; and

•

implement measures to improve the standards of housing and living conditions for mineworkers by converting or upgrading mineworkers’ hostels into family units, attaining an occupancy rate of one person per room and facilitating home ownership options for all mineworkers in consultation with organized labor.

In addition, mining companies are required to monitor and evaluate their compliance with the Revised Mining Charter and must submit annual compliance reports (called scorecards) to the DMR. The scorecard provides for a phased-in approach for compliance with the above targets over the five year period ending in 2014.

For measurement purposes, the scorecard allocates various weights to the different elements of the Revised Mining Charter. Failure to comply with the provisions of the Revised Mining Charter is said to amount to a breach of the MPRDA, may result in the cancellation or suspension of a mining company’s existing mining rights and may prevent a mining company from obtaining any new mining rights. Currently the MPRDA is subject to a review with a view to adopting and publishing a revised Act in due course. It is envisaged that the revised Act will incorporate much of the requirements as laid out in the Revised Mining Charter and may legislate other requirements.

Regulation of the Mining Industry in Australia

Mining operations in Western Australia are subject to a variety of environmental protection regulations.

Environmental Protection Act 1986 (WA)

The Environmental Protection Act (the “EP Act”) is the primary source of environmental regulation in Western Australia. The EP Act is administered by the Department of Environment and Conservation (the “DEC”), which is the Western Australian State Government agency responsible for environmental protection and natural resource management. The EP Act establishes the Western Australia Environmental Protection Authority, which conducts environmental impact assessments and provides independent advice and recommendations to the State Minister for Environment.

The EP Act relevantly provides for:

•	environmental impact assessment and Ministerial statement of conditions for projects likely to have a significant effect on the environment;

•	licensing and works approvals for the construction and operation of certain prescribed premises;

•	general obligations not to pollute or cause environmental harm; and

•	regulations and policies for the conservation, preservation, protection, enhancement and management of the environment.

If a proposed industrial, mining or infrastructure activity presents a likely risk of significant impact on the environment, a company will be required to refer the proposal to the Environmental Protection Authority under Part IV of the EP Act to decide whether the proposal requires environmental impact assessment and approval. Any person (including any conservation group) may refer proposals to the Environmental Protection Agency, and in fact all government authorities who are responsible for issuing any approvals for the project have a statutory obligation to refer a proposal to the Environmental Protection Agency if the proposal may have a significant effect on the environment.

If assessment is required, the Environmental Protection Agency can either assess on the information provided by the proponent, or proceed to a public environmental review. After completing its assessment the Environmental Protection Agency will forward its recommendations to the State Environment Minister who, if satisfied with the proposed management of impacts, will subsequently issue a Ministerial approval and statement of conditions. Approval of a mid-size mining operation project with one or two sensitive environmental issues takes an average of two to three years to complete the process.

Environment Protection and Biodiversity Conservation Act 1999 (Cth)

The Environment Protection and Biodiversity Conservation Act 1999 (Cth) (“EPBC Act”) establishes the Federal environment protection regime. The EPBC Act prohibits the carrying out of a “controlled action” that may have a significant impact on a “matter of national environmental significance,” such as World Heritage properties, Ramsar wetlands and listed threatened and migratory species or ecological communities. An action that may have such an impact must be referred to the Minister to undergo an assessment and approval process. The requirements of this Act are in addition to any Western Australian legal requirements, and there are significant penalties for non-compliance.

During March 2012, the Western Australian State Government and the Commonwealth Government entered into a bilateral agreement which:

•	aims to reduce duplication of State and Commonwealth environmental impact assessment processes; and

•	allows the Minister to rely on accredited Western Australian environmental impact assessments (carried out under the EP Act) in assessing actions under the EPBC Act.

Occupational Health and Safety

Prescriptive legislation regulates health and safety at mining workplaces in Western Australia. The principal general occupational health and safety legislation and regulations are the Occupational Safety and Health Act 1984 (WA), the Occupational Health and Safety Regulations 1996 (WA) and the guidelines. The Mines Safety and Inspection Act 1994 (WA) and Mines Safety and

Inspection Regulations 1995 (WA) and guidelines provide the relevant legislation for mining operations in Western Australia. The Dangerous Goods Act 2004 (WA) applies to the safe storage, handling and transport of dangerous goods.

As part of a national process of harmonizing work health and safety laws Australia wide, the Western Australian government is in the process of preparing draft harmonized legislation. The national harmonization laws passed by the Federal Government in November 2011 have not yet been adopted by Western Australia. The Western Australian State Government has not given a date for when the new regime will commence. A review period of six months has commenced and a public consultation period began in July 2012.

Sustainability

Our approach to safety and sustainable development which is codified in the Safety and Sustainable Development Policy, includes the following guiding principles to ensure the health and safety of its employees, the environment, surrounding communities and its resources by ensuring sustainable development in all of its activities:

•	ensuring an appropriate organizational structure and adequate resources to manage sustainable development, including safety, health and environmental matters and to comply with legislation;

•	complying with all applicable legislation and international obligations as a minimum requirement and implementing effective company standards, programs and processes to manage risks;

•

conserving natural resources and reducing the environmental burden of waste generation and emissions to air, water and land through strategies focusing on reducing, reusing, recycling and responsible disposal of waste; and

•	establishing objectives, targets and continuously improving operations in terms of safety and sustainable development performance and management systems.

In addition, we follow management standards that form the basis for the development and application of our Safety and Sustainable Development Policy at all levels. The management standards cover the entire life cycle of operations, including decommissioning, closure and rehabilitation.

Mining Law

Each Australian state and territory has its own legislation regulating the exploration for and mining of minerals. Our operations are principally regulated by the Western Australian Mining Act 1978 (WA) (the “Mining Act”) and the Mining Regulations 1981 (WA) (the “Mining Regulations”). The Department of Mines and Petroleum administers the Mining Act, which makes provision for a number of different tenements, including prospecting licenses, exploration and retention licenses and mining leases. Some of the basic features of these tenements are outlined below.

Mining Tenements

Prospecting Licenses and Exploration Licenses

A prospecting license grants the license holder the right to carry out exploration for all minerals on a comparatively small scale (except iron ore, unless expressly authorized) in the license area, and has a term of four years.

The rights conferred by an exploration license are similar to those conferred by a prospecting license, except that an exploration license is for a larger scale and area, and has an initial term of five years.

Retention License

A holder of an exploration license or a prospecting license granted (or applied for) before February 10, 2006, or mining lease may apply for a retention license. Exploration licenses and prospecting licenses granted after February 10, 2006 can now have a retention status. The application for a retention license must address certain criteria, including provision of a statutory declaration that mining of the identified mineral resource is for the time being impracticable for one or more of the reasons provided for in the Mining Act.

The holder of a prospecting, exploration or retention license has the right to apply for a mining lease (over an area over which it has been carrying out its prospecting/exploration activities), and to have the mining lease granted to it (on such terms and conditions as the Minister considers reasonable) provided that there is significant mineralization on or under the land to which the application relates, and that the application does not relate to certain areas of land such as reserves, for which the Minister’s consent is required before mining can be carried out on such land, a marine park or marine management area.

Mining Leases

In Western Australia, the maximum initial term of a mining lease granted under the Mining Act is 21 years. Upon expiration of the initial term, a mining lease holder may renew the lease for a further period of 21 years, with subsequent renewals subject to the Minister’s discretion. The maximum area for a mining lease applied for before February 10, 2006 is 10 square kilometers; after then, the size applied for is to relate to an identified orebody as well as an area for infrastructure requirements.

All mining leases carry standard conditions and endorsements regulating the activities that the tenement holder must carry out in order to ensure that the land is adequately rehabilitated after mining and that mining is conducted in a safe manner, in addition to the tenement holder’s obligations under Federal and State legislation. Mining activity may not commence until the tenement holder has received approval for its mining proposal, which outlines the nature of the proposed development, the method of mining, its environmental impact, rehabilitation proposals and all building plans. The mining proposal plan must include a detailed description of both the proposed project and the existing natural environment in which it will take place, including the relevant aspects of the social environment, such as Aboriginal sites, heritage issues, community values and other existing land uses, and must summarize the tenement holder’s environmental management commitments to manage and ameliorate any significant environmental impacts. If mining is likely to have a significant impact on the environment it must be referred to the Environmental Protection Authority for a formal environmental impact assessment under Part IV of the EP Act. Other environmental approvals include a works approval. An operating license and clearing permit may also be required under Part V of the EP Act.

Mineral Royalties

Holders of mining leases are required to submit production reports and royalty returns to the Department of Mines and Petroleum on all minerals extracted from the mining area. The holder of, or applicant for, a mining lease shall, on each occasion that they pay royalties to the Department forward with the royalties a royalty return, in a form approved by the Minister, showing in full the details required to calculate those royalties.

State Agreements

State Agreements are essentially contracts between the State of Western Australia and the proponents of major resources projects, and are intended to foster resource development and related infrastructure investments. These agreements are then approved and ratified by the Parliament of Western Australia. Statutory ratification means that the agreement takes effect notwithstanding any statute or general law which would otherwise be applicable to the agreement and the project contemplated by it. State Agreements typically operate as a framework for the development and operation of the relevant project from “cradle to grave” and are usually the source for all tenure necessary to support the project. A State Agreement typically obliges the private developer to pay royalties, make infrastructure available to third parties and support local content and community development initiatives.

The State Agreement relevant to our Australian operations and its production of mineral sands is the agreement authorized by and scheduled to the Mineral Sands (Cooljarloo) Mining and Processing Agreement Act 1988 (WA). State Agreements may only be amended by mutual consent, which reduces the sovereign risk and increases the security of tenure, however it should be noted that Parliament may, as a matter of principle, enact legislation that overrules or amends the particular State Agreement.

Native Title

“Native title” describes the rights and interests of Aboriginal and Torres Strait Islander people in relation to land, according to their traditional laws and customs that are recognized by the common law in Australia. The Australian Parliament passed the Native Title Act 1993 (Cth) (“Native Title Act”), which codified the native title doctrine. The Native Title Act recognizes that native title may be extinguished. The Native Title Act also provides for the grant of rights that may affect native title subject to compliance with its processes (such as the grant of a mining lease). It recognizes prior (to its enactment) extinguishment by an action of the government, such as the creation of an interest that is inconsistent with native title, and the grant of a right to exclusive possession through freehold title or certain leases (not including mining leases), although a valid mining title holder may exercise its title rights without extinguishing native title.

Native Title Claims and Determinations

The Native Title Act also provides for the determination of native title claims by the Federal Court. If a native title claim filed by native title claimants passes the registration test, it will be entered on the Register of Native Title Claims, upon which the applicant is entitled to certain statutory rights, including the right to negotiate with respect to the grant of rights that may affect native title (such as the grant of a mining lease). A claim may be referred by the Federal Court to the National Native Title Tribunal in order to mediate an outcome satisfactory to both native title claimants and any other interested parties. If this process is not successful, the Federal Court will set a trial to adjudicate the existence of a native title.

Compensation

The Native Title Act confers on native title holders a right to compensation for the effect of the grant of mining tenements (where native title exists). Compensation rights only arise for the effect of acts done after October 31, 1975 (the commencement of the Racial Discrimination Act 1975 (Cth)).

In Western Australia, the State has passed to tenement holders’ liability for the payment of compensation to native title holders for any effect on their native title of the grant of certain tenements. From January 1999, section 125A of the Mining Act 1978 (WA) passed liability for native title compensation for all tenements granted to the holder. It is also a common condition for tenements granted after 1994 that the tenement holder pays any native title compensation.

Cultural Heritage

Western Australian and Commonwealth legislation protects Aboriginal sites and areas as well as objects of archaeological and cultural significance. The consent of the Western Australian Minister is required under the Aboriginal Heritage Act 1972 (WA) before works that would impact on an aboriginal site can proceed. Any declarations made under Commonwealth legislation for aboriginal sites will also need to be complied with. Mining and development operations and new projects can be halted or delayed due to claims or impacts that operations or proposed projects may have on a site or area of Aboriginal cultural significance which will be damaged or desecrated by the operations or proposed projects. For example, the Aboriginal and Torres Strait Islander Heritage Protection Act 1984 (Cth) provides for the preservation and protection of “significant aboriginal areas” (which can include bodies of water) and objects throughout Australia which are of particular significance to Aboriginals (including Torres Strait Islanders).

The National Environmental Management Act

The National Environmental Management Act, 1998 (“NEMA”) is intended to integrate environmental management countrywide by establishing principles to serve as a general framework for environmental matters and by providing guidelines for the interpretation, administration and implementation of NEMA and any other environmental law.

NEMA imposes a duty on any person who causes, has caused or may cause significant pollution or environmental degradation to take reasonable measures to prevent, minimize and rectify significant pollution and environmental degradation. There is no stipulated threshold limit for pollution that triggers the obligation to remediate and there are no legislated standards to which contamination must be remediated. What NEMA does require is the taking of reasonable measures. Non-compliance with the duty allows a competent authority to require that specified measures be taken. If such measures are not taken by the relevant regulated person, the competent authority may take those steps itself and recover the costs from various parties. Liability is retrospective.

NEMA creates the possibility of a class action against any entity for the potential or actual adverse consequences of a particular activity on the environment.

Executive Officers of the Registrant

Set forth below is a description of the backgrounds of our executive officers. There are no family relationships among any of our executive officers or directors.

Thomas Casey

Chairman of the Board and Chief Executive Officer

Mr. Casey has served as Chairman of the Board and Chief Executive Officer of Tronox Limited since June 15, 2012. Mr. Casey joined Tronox Incorporated as Chairman in February 2011 and was named as Chief Executive Officer of Tronox Incorporated effective in October 2011. Mr. Casey served as Chief Executive Officer of Integra Telecom, Inc. from February 2011 until October 2011 when Mr. Casey assumed the position of Chief Executive Officer of Tronox Incorporated. He has previously served as Chairman of the Board of Integra Telecom between December 2009 and February 2011, Chief Executive Officer and Director of Current Group LLC between September 2006 and February 2011, Chairman of the Board of Pacific Crossing Ltd., as Chief Executive Officer and Chairman of the Board of Choice One Communications, Inc., and as Chief Executive Officer and Director of One Communication Corp and of Global Crossing Ltd. Mr. Casey was a managing director of Merrill Lynch & Co, and was a partner at Skadden, Arps, Slate, Meagher & Flom LLP and at Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. He also had various positions in the United States Government, including in the Antitrust Division of the U.S. Department of Justice. Mr. Casey graduated with honors from Boston College and The George Washington University, National Law Center. These positions give Mr. Casey significant insight into, and understanding of, complex transactions and business operations, including with respect to the banking, legal, and operational aspects thereof. On April 11, 2005, the U.S. Securities and Exchange Commission, Global Crossing, Mr. Casey (who was at the relevant time the Chief Executive Officer of Global Crossing) and other members of Global Crossing’s management reached a settlement related to a U.S. Securities and Exchange Commission investigation regarding alleged violations of the reporting provisions of Section 13(a) of the Exchange Act (and regulations thereunder), with such parties agreeing not to cause any violations of such reporting provisions. In the settlement, no party admitted liability and no other violations of securities laws were alleged. The Tronox Limited board of directors was fully aware of the settlement order and its circumstances and, in naming Mr. Casey as Chief Executive Officer, expressed its confidence in his ability to serve as Chief Executive Officer.

Trevor Arran

Senior Vice President and President, Mineral Sands Operations

Mr. Arran has served as our Senior Vice President and President, Mineral Sands Operations since June 15, 2012. Prior to joining Tronox Limited upon completion of the Transaction he served as the Executive General Manager of Exxaro’s mineral sands and base metals business since April 2009. Prior to that he served as the Executive General Manager of Corporate Affairs and Strategy for Exxaro from November 2006 until March 2009. Mr. Arran has broad experience in the mining industry, supplemented by financial experience gained in equity markets, investment banking and new business. He holds a Bachelor of Science in Geology from the University of Durban—Westville and a Bachelor of Science with honors in Economic Geology from the University of Natal. Mr. Arran also completed the Advanced Management Programme at the University of Pretoria’s Gordon Institute of Business Science and the Business and Environment Programme at the University of Cambridge.

Michael J. Foster

Senior Vice President, General Counsel and Secretary

Mr. Foster has been our Senior Vice President, General Counsel and Secretary since June 15, 2012 and the Vice President, General Counsel and Secretary of Tronox Incorporated since January 2008. Before that he served as Managing Counsel of Tronox Incorporated from 2006 to January 2008; Staff Attorney of Tronox Incorporated from 2005 to 2006 and Staff Attorney for Kerr-McGee Shared Services LLC from 2003 to 2005; Corporate Counsel for CMS Field Services from 2001 to 2003; and Counsel for Enogex, Inc. from 1998 to 2001. Mr. Foster’s experience also includes more than five years practicing law in the public and private sectors.

Daniel D. Greenwell

Senior Vice President and Chief Financial Officer

Mr. Greenwell has been our Senior Vice President and Chief Financial Officer since June 15, 2012 and the Chief Financial Officer of Tronox Incorporated since January 2, 2012. Between April 2010 and January 2012, Mr. Greenwell was pursuing personal interests. Before that, he served as Senior Vice President and Chief Financial Officer of Terra Industries, Inc. from July 2007 to April 2010; Vice President and Controller of Terra Industries, Inc. from April 2005 to July 2007; Director of Terra Nitrogen GP Inc., the General Partner of Terra Nitrogen Company, L.P., from March 2008 to April 2011; Vice President and Chief Financial Officer of Terra Nitrogen GP Inc. from February 2008 to April 2011; Vice President and Chief Accounting Officer of Terra Nitrogen GP Inc. from April 2006 to February 2008; Corporate Controller for Belden CDT Inc. from 2002 to 2005; and Chief Financial Officer of Zoltek Companies from 1996 to 2002. On February 9, 2013, Mr. Greenwell voluntarily resigned as Chief Financial Officer, effective March 31, 2013.

John D. Romano

Senior Vice President and President, Pigment and Electrolytic Operations

Mr. Romano has been our Senior Vice President and President, Pigment and Electrolytic Operations since June 15, 2012 and the Executive Vice President of Tronox Incorporated since January 1, 2011 and Vice President, Sales and Marketing of Tronox Incorporated since January 2008. Before that he served as Vice President, Sales for Tronox Incorporated from 2005 to January 2008; Vice President, Global Pigment Sales for Tronox LLC from January 2005 to November 2005; Vice President, Global Pigment Marketing for Tronox LLC from 2002 to 2005 and Regional Marketing Manager for Tronox LLC from 1998 to 2002.

Willem van Niekerk

Senior Vice President, Strategic Planning and Business Development

Dr. van Niekerk has served as our Senior Vice President, Strategic Planning and Business Development since June 15, 2012. Prior to joining Tronox Limited upon completion of the Transaction, he served as the Executive General Manager of Corporate Services for Exxaro, which includes the mineral sands business, since May 2009, where he is responsible for Exxaro’s technology, research and development, information management and supply chain management departments. Prior to that, he served as Manager of Growth for Exxaro’s mineral sands and base metals business and as General Manager for Marketing and Business Development for Exxaro’s mineral sands and base metals business. Dr. van Niekerk co-managed the Tiwest Joint Venture from 2006 to 2008. Dr. van Niekerk has a PhD in pyrometallurgy from the University of Pretoria and oversaw the design and development of the titanium smelting technology for the slag furnaces at KZN Sands.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements under the captions “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-K that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project,” “likely,” “can have” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties outlined in “Risk Factors.”

These risks and uncertainties are not exhaustive. Other sections of this Form 10-K may include additional factors, which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for our management to predict all risks and uncertainties, nor can management assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date of this Form 10-K to conform our prior statements to actual results or revised expectations and we do not intend to do so.

The Company is committed to providing timely and accurate information to the investing public, consistent with our legal and regulatory obligations. To that end, the Company uses its websites to convey information about our businesses, including the anticipated release of quarterly financial results, quarterly financial and statistical and business-related information. Investors can link to the Tronox Limited website through http://www.tronox.com. Our websites and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10-K

Where You Can Find Additional Information

Tronox Limited files current, annual and quarterly reports, proxy statements and other information required by the Exchange Act with the U.S. Securities and Exchange Commission (the “SEC”). You may read and copy any document the company files at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The Company’s SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov. Copies of these reports, proxy statements and other information can also be inspected at the offices of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005, U.S.A.

Our public internet site is http://www.tronox.com. We make available free of charge, on or through the investor relations section of our internet site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website, and available in print upon request of any shareholder to the Investor Relations Department, are charters for the Company’s Audit Committee, Compensation Committee and Nominating & Governance Committee. Copies of these charters and our Corporate Governance Guidelines and Code of Business Conduct and Ethics governing our directors, officers and employees are also posted on our website in the “Corporate Governance” section.

1A. Risk Factors

You should carefully consider the risk factors set forth below, as well as the other information contained in this Form 10-K, including our consolidated financial statements and related notes. This Form 10-K contains forward-looking statements that involve risks and uncertainties. Any of the following risks could materially and adversely affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition or results of operations.

Economic Factors

Market conditions, global and regional economic downturns, cyclical factors and risks associated with TiO2 that adversely affect the demand for the end-use products that contain TiO2 or our other products, could adversely affect the profitability of our operations and the prices at which we can sell our products, negatively impacting our financial results.

Our revenue and profitability is largely dependent on the TiO2 industry either through direct sales of TiO2 to TiO2 customers or for our mineral sands business sales to TiO2 producers. TiO2 is a chemical used in many “quality of life” products for which demand historically has been linked to global, regional and local GDP and discretionary spending, which can be negatively impacted by regional and world events or economic conditions generally, such as terrorist attacks, the incidence or spread of contagious diseases or other economic, political or public health or safety conditions. Events such as these are likely to cause a decrease in demand for our products and, as a result, may have an adverse effect on our results of operations and financial condition. Historically, demand for TiO2 and zircon decreased in 2008 and 2009 due to the worldwide financial crisis, following several years of increasing growth, resulting in lower prices and reduced production by the major producers. The increase in demand during 2010 and through the first three quarters of 2011 resulted in increasing prices of TiO2 and titanium feedstock, which was further bolstered by the reduced availability of titanium feedstock. Demand fell again during the fourth quarter of 2011 and in 2012 due to slow growth in Asia, Europe and the United States, combined with destocking by customers and certain thrifting initiatives by customers.

The future profitability of our operations, and cash flows generated by those operations, also will be affected by the available supply of our products in the market, such as TiO2 pigment, feedstock and zircon.

Additionally, the demand for TiO2 during a given year is subject to seasonal fluctuations. TiO2 sales are generally higher in the second and third quarters of the year primarily due to the increase in paint production to meet demand resulting from the spring and summer painting season in North America and Europe. We may be adversely affected by existing or future cyclical changes, and such conditions may be sustained or further aggravated by anticipated or unanticipated changes in regional weather conditions. For example, poor weather conditions in a region can lead to an abbreviated painting season, which can depress consumer sales of paint products that use TiO2.

We do not currently enter into commodity derivatives or hedging arrangements on our future production, so we are exposed to the impact of any significant decrease in the price of our products.

Our results of operations may be adversely affected by fluctuations in currency exchange rates.

The financial condition and results of operations of our operating entities outside the United States are reported in various foreign currencies and then converted into U.S. dollars at the applicable exchange rate for inclusion in the financial statements. As a result, any volatility of the U.S. dollar against these foreign currencies creates uncertainty for and may have a negative impact on reported sales and operating margin. We have made a U.S. dollar functional currency election for both Australian financial reporting and federal income tax purposes. On this basis, our Australian entities report their results of operations on a U.S. dollar basis.

In addition, our operating entities often need to convert currencies they receive for their products into currencies in which they purchase raw materials or pay for services, which could result in a gain or loss depending on fluctuations in exchange rates. Because we have significant operations in Europe, South Africa and Australia, we are exposed primarily to fluctuations in the Euro, the Rand and the Australian dollar.

From time to time we may seek to minimize our foreign currency risk by engaging in hedging transactions. However, we may be unable to effectively manage our foreign currency risk, and any volatility in foreign currency exchange rates may have a material effect on its financial condition or results of operations.

Our operations may be negatively impacted by inflation.

Our operations have been materially affected by inflation in the countries in which they have operated in recent years, as shown by the average inflation rates over the periods indicated in the table below for the United States, South Africa and Australia.

	2008-2009	2009-2010	2010–2011
United States	(0.4)%	1.6%	3.2%
South Africa	7.1%	4.3%	5.0%
Australia	2.1%	2.7%	3.1%

Working costs and wages in Australia and South Africa, especially, have increased in recent years, resulting in significant cost pressures for the mining industry. Our profits and financial condition could be adversely affected when cost inflation is not offset by devaluation in operating currencies or an increase in the price of our products.

The cost of electricity in South Africa may adversely affect our results of operations and financial condition.

In South Africa, our mining and smelting operations depend on electrical power generated by Eskom, the state-owned sole energy supplier. South African electricity prices rose by approximately 25% in 2010 and 2011. South African electricity prices have increased by approximately 16% in 2012, and future increases likely will continue at rates higher than inflation. These increases have increased production costs. As these costs rise, our operating expenses will increase and could adversely affect our business, especially if we cannot pass through increases in our expenses to our customers. We are investing in a co-generation project at Namakwa Sands, and our management has reviewed its operating processes to control and reduce its electricity consumption. However, until Namakwa Sands’s proposed co-generation plant is fully functional, future electricity supply interruptions or deficiencies and increased energy costs in all of our operations may affect our operational results and financial condition.

Changes to government policies in South Africa may adversely affect our business, operating results and financial condition.

Senior South African government officials, including the Minister of the Department of Mineral Resources, have stated publicly that nationalization of the South African mining industry is not government policy. Nevertheless, it is apparent that Government will sharpen its focus on the State’s intervention in mining through various means including increased taxation, greater control and conditions on the distribution of mineral rights, poverty alleviation and job creation. Such measures have not yet been defined and the impact the measures may have on our business remains uncertain.

Nationalization with compensation, as required by South African law, was found by the African National Congress (the “ANC”) to be unaffordable, and without compensation would require an amendment to the South African constitution. Moreover, the ANC has acknowledged that nationalization would draw global criticism and would result in a withdrawal of foreign direct investment, loss of jobs and the institution of legal proceedings by investors domiciled in states that have entered into trade and investment protection agreements with South Africa. However, other proposals are being discussed, including:

•	in respect of the resource rents to the South African government, the introduction of a 50% resource rent tax;

•	the expansion of the state mineral company’s control of the mining industry;

•	merging the ministries of Trade and Industry, Mineral Resources and Energy, Public Enterprises, Economic Development and Science and Technology to form a “super ministry”;

•	the concessioning of all “known” mineral deposits by public tender;

•	the establishment of a professional minerals commission to grant, monitor and evaluate all mineral concessions and licenses;

•	the amendment of current mining legislation to maximize developmental impacts of the mineral and energy complex;

•

the establishment of a presidential mineral rights audit commission to carry out forensic audits on the granting of all “new order” mining rights under the Mineral and Petroleum Resources Development Act, 28 of 2002 (“MPRDA”);

•	the imposition of a 50% capital gains tax on the transfer of any mineral rights before actual mining operations commence to discourage speculators in the mining industry;

•	the establishment of a mineral rights commission as an oversight body (regulator) whose consent would be required prior to transferring any mineral rights; and

•	the establishment of a minerals environmental monitoring and compliance agency.

One of the task team’s main proposals is an amendment to the current system of mining royalties. The proposal contemplates significantly reducing mining royalties and largely replacing them with a tax on “super profits.” This concept of “resource rent capture” would result in a tax being imposed on the difference between the price at which a resource can be sold and its extraction costs (which includes “normal returns”). The resource rent tax would only be triggered once a “reasonable return” had been made by the mineral right holder. The putative goal of this proposed tax is to protect marginal mining operations.

The task team also proposes that a resource rent tax of 50% be imposed on all mining in South Africa. The tax would only be triggered after a “normal return on investment” had been achieved. A “normal return on investment” is defined in the draft policy document as the South African Treasury Long Bond Rate plus 7%. At current rates, a “normal return on investment” would be approximately 15%. According to the draft proposal, all proceeds of the resource rent tax should be held in an offshore sovereign wealth fund. If the taxes imposed on our South African mining operations were to increase as a result of South Africa’s implementation of the proposed tax on super profits or adoption of a 50% resource rent tax on mining activity, the profitability of our South African mining operations would be negatively impacted. We may decide to cease our South African operations to the extent that those operations do not meet their return requirements, which would adversely affect our operational results and financial condition.

The draft policy document also contains several other proposals designed to apply a concept of “a Democratic Developmental State to the governance of South African mineral assets.” The draft policy document appears to distance itself from a policy of nationalization. Subsequent to the above, the ruling party convened its national congress in December 2012, and the issue of nationalization did not feature on the agenda.

However, the issue of a resource rent tax and/or a ‘super tax’on certain, identified minerals, was adopted at the congress. Recent comments from the Minister of Finance suggest that this is still in a concept stage and is not contemplated in the near future. Until a formal plan is put in place, we would not be able to quantify the potential impact (if any) on our business.

The revised MPRDA may have an adverse effect on our business, operating results and financial condition.

Currently, the draft version of the MPRDA has been circulated to interested and affected parties for comment. The current act was published in 2002, and became effective on May 1, 2004. Although we expect the bulk of the original act to remain intact, there could be substantial changes, based on the current draft. This could have adverse effects on our business, operating results and financial condition.

The socio-economic environment in South Africa may have an adverse effect on our business, operating results and financial condition.

South Africa has been undergoing political and economic challenges. Changes to or instability in the economic or political environment in South Africa, especially if such changes create political instability, actual or potential shortages of production materials or labor unrest, could result in production delays and production shortfalls and materially impact our production and results of operations.

South Africa has a highly developed financial and legal infrastructure, but it also has high levels of poverty, unemployment and crime, and faces challenges in building adequate physical infrastructure, such as for the supply of electricity and water. The cost of water and electricity use in South Africa may adversely affect our results of operations. We use significant amounts of water in our operations and are subject to water use licenses, which could impose significant costs.

Further, there are significant differences in the levels of economic and social development within the South African population, with large parts of the population, particularly in rural areas, having limited access to adequate education, healthcare, housing and other basic services, including water and electricity. The South African government has implemented laws and policies aimed at alleviating and redressing the disadvantages suffered by the majority of citizens under previous governments, which may increase our costs and reduce our profitability. It is not possible to predict the extent to which the South African government will continue to introduce legislation or other measures designed to empower previously disadvantaged groups or the potential impact of such reforms.

These problems may prompt the emigration of skilled workers, discourage fixed inward investment into South Africa and impede economic growth, all of which could negatively affect our business.

Our financial flexibility could be materially constrained by South African exchange control regulations.

South Africa’s exchange control regulations require resident companies to obtain the prior approval of the South African Reserve Bank to raise capital in any currency other than the Rand, and restrict the export of capital from South Africa. In particular, South African companies:

•

are generally not permitted to export capital from South Africa or to hold foreign currency without the South African Reserve Bank’s approval. In the case of the South African Reserve Bank approving the initial:

(a) investment by a non-resident off-shore company in a South African company, profits from the South African company’s operations can be freely remitted to such non-resident off-shore company subject to compliance with administrative formalities in connection with such payment; or

(b) loan by a non-resident off-shore company to a South African company, repayment of the loan and the payment of any interest thereon can be freely remitted to such non-resident off-shore company subject to compliance with administrative formalities in connection with such payments;

•	are generally required to repatriate to South Africa profits of foreign operations; and

•	are limited in their ability to utilize profits of one foreign business to finance operations of a different foreign business.

While the South African government has relaxed exchange controls in recent years, it is difficult to predict whether or how it will further relax or abolish exchange control measures in the future. These exchange control restrictions could hinder our financial and strategic flexibility, particularly our ability to use South African capital to fund acquisitions, capital expenditures and new projects outside of South Africa.

Our privately held and leased South African land and mineral rights could be subject to land restitution claims.

Under South African legislation, any person who was dispossessed of land rights in South Africa as a result of past racially discriminatory laws or practices is granted certain remedies, including the restoration of the land. The initial deadline for such claims was December 31, 1998. Two of our South African operations are subject to land claims. The Obanjeni Community has filed a land claim affecting portions of the Fairbreeze mining surface area, and the Mkhwanazi Tribe has filed a claim affecting the Port Durnford prospecting rights area over which we have recently received rights. The claim of the Mkhwanazi Tribe has been settled in their favor. We have been successful in negotiating with the Mkhwanazi Tribe to secure access for further prospecting at Port Durnford. We also intend to enter into negotiations with the Obanjeni Community, if their claim is successful, at the appropriate time and the Mkhwanazi Tribe before mining at Port Durnford commences. If we are not successful in our negotiations or are unable to secure access rights on commercially reasonable terms and conditions, our operations at Fairbreeze or Port Durnford may be adversely affected. In addition, if we expand our operations to areas that are subject to land claims, our rights to these properties may be adversely affected, and we may be prevented from using the property and exploiting any ore reserves located there in a commercially reasonable manner. This could have an adverse effect on our business, operating results and financial condition.

The labor and employment laws in many jurisdictions in which we operate are more onerous than in the United States; and some of our labor force has substantial works’ council or trade union participation, which creates a risk of disruption from labor disputes and new law affecting employment policies.

A majority of our employees are located outside the United States. In most of those countries, labor and employment laws are more onerous than in the United States and, in many cases, grant significant job protection to employees, including rights on termination of employment.

Labor costs constituted 10% of our TiO2 production costs (excluding depreciation) and 12% of our mineral sands production costs (excluding depreciation) in 2012. Approximately 90% of our employees in Australia were represented by collective bargaining agreements. Approximately 90% of our employees in South Africa have collective bargaining agreements with labor organizations. Approximately 90% of our employees in Europe were represented by works’ councils.

Our South African operations have entered into various agreements regulating wages and working conditions at our mines. There have been periods when various stakeholders have been unable to agree on dispute resolution processes, leading to threats of disruptive labor disputes, although only two strikes have ever occurred in the history of these operations (including the period prior to our acquisition of these operations). Due to the high level of employee union membership, our South African operations are at risk of production stoppages for indefinite periods due to strikes and other disputes. In the past five years, employees of KZN Sands went on strike once for a 22-day period, from August 23 to September 13, 2010, in a dispute over wages and employment conditions, which resulted in an average daily production loss of 20,000 tonnes run of mine and 1,398 tonnes of heavy mineral concentrate, but had no significant impact on the smelter or furnace operations. Although we believe that we have good labor relations with our South African employees, we may experience labor disputes in the future.

South African employment law, which is based on the minimum standard set by the International Labour Organization, sets out minimum terms and conditions of employment for employees. Although these may be improved by agreements between an employer and the trade unions, prescribed minimum terms and conditions form the benchmark for all employment contracts. Our South African operations are required to submit a report to the South African Department of Labour under South African employment law detailing the progress made towards achieving employment equity in the workplace. Failing to submit this report in a timely manner could result in substantial penalties. In addition, future legislative developments that affect South African employment policies may increase production costs or negatively impact relationships with employees and trade unions, which may have an adverse effect on our business, operating results and financial condition.

We are required to consult with and seek the consent or advice of various employee groups or works’ councils that represent our employees for any changes to its activities or employee benefits. This requirement could have a significant impact on our flexibility in managing costs and responding to market changes.

The cost of occupational healthcare services and the potential liabilities related to occupational health diseases in South Africa may increase in the future.

Our operations in South Africa are subject to health and safety regulations which could impose significant costs and burdens. South African legislation imposes various duties on mines and grants the authorities broad power to, among other things, close unsafe mines and order corrective action with respect to health and safety matters. There is a risk that the cost of providing healthcare services and implementing various health programs could increase in the future, depending on changes to underlying legislation and the profile of our employees in South Africa. The amount of the potential increase in cost is currently indeterminate.

South African law governs the payment of compensation and medical costs to a compensation fund against which mining employees and other people at sites where ancillary mining activities are conducted can claim for mining activity-related illnesses. Should claims against the compensation fund rise significantly due to our mining activity or if claims against us are not covered by the compensation fund, the amount of our contribution or liability to claimants may increase, which could adversely impact our financial condition. In addition, the HIV/AIDS epidemic in South Africa poses risks to our South African operations in terms of potentially reduced productivity, and increased medical and other costs. If there is a significant increase in the incidence of HIV/AIDS infection and related diseases among the South African workforce over the next several years, our operations, projects and financial condition may be adversely affected.

Mining companies are increasingly required to consider and ensure the sustainable development of, and provide benefits to, the communities in which they operate.

Companies whose activities are perceived to have a high impact on their social and physical environment, such as our South African operations, face increasing public scrutiny of their activities. Our existing and proposed mining operations are often located at or near existing towns and villages, nature preserves, natural water courses and other infrastructure. We therefore carefully manage its impact on such communities and the environment. For example, we provide electrification and water supply projects to towns and villages near our Namakwa Sands operations and secondary education support to local schools near our existing operations. We also consider sustainable development when planning new operations. For example, during the construction phase of the Fairbreeze project, we plan to employ local contractors, thereby eliminating the need for temporary housing, and also plan to build a new on/off ramp linking the Fairbreeze mine to the main highway, so that heavy vehicle mine traffic does not have to go through the local town. This type of planning is aimed at addressing the concerns of local communities about the potential for increased traffic and construction of temporary housing as a result of new mining operations in the area.

The potential consequences of failing to effectively manage the social pressures related to sustainable development include reputational damage, legal action and increased social spending obligations. The cost of these measures can increase our capital expenditures and operating costs, which may affect our operational results and financial condition.

Business Factors

Fluctuations in costs of our raw materials or our access to supplies of our raw materials could have an adverse effect on our results of operations and financial condition.

In 2012, raw materials used in the production of TiO2 constituted approximately 50% of our operating expenses, primarily due to rising feedstock costs. Fuel and energy linked to commodities, such as diesel, heavy fuel oil, and coal, and other consumables, such as chlorine, illuminating paraffin, electrodes and anthracite, consumed in our manufacturing and mining operations form an important part of our operating costs. We have no control over the costs of these consumables, many of which are linked to some degree to the price of oil and coal, and the costs of many of these raw materials may fluctuate widely for a variety of reasons, including changes in availability, major capacity additions or reductions or significant facility operating problems. These fluctuations could negatively affect our operating margins and our profitability. As these costs rise, our operating expenses will increase and could adversely affect our business, especially if we are unable to pass price increases in raw materials through to our customers.

Shortages or price increases by our single source suppliers, such as the suppliers of chlorine to our Australian operations or high-quality anthracite to Namakwa Sands could decrease revenue or increase production costs, reducing the profitability of operations. Fluctuations in oil and coal prices impact our operating cost and capital expenditure estimates and, in the absence of other economic fluctuations, could result in significant changes in the total expenditure estimates for our operations or new expansion projects, and when taken into account with other production costs, such as wages, equipment and machinery costs, may render certain operations nonviable.

Given the nature of our chemical, mining and smelting operations, we face a material risk of liability, delays and increased cash costs of production from environmental and industrial accidents and operational breakdowns.

Our business involves significant risks and hazards, including environmental hazards, industrial accidents and breakdowns of equipment and machinery. Our business is exposed to hazards associated with chemical process manufacturing and the related storage, handling and transportation of raw materials, products and wastes and our furnace operations that are subject to explosions, water ingress and refractory failure, and our open pit (also called open-cut) and dredge mining operations that are subject to flooding and accidents associated with rock transportation equipment and conveyor belts. Furthermore, during operational breakdowns, the relevant facility may not be fully operational within the anticipated timeframe, which could result in further business losses. The occurrence of any of these or other hazards could delay production, suspend operations, increase repair, maintenance or medical costs and, due to the integration of our facilities, could have an adverse effect on the productivity and profitability of a particular manufacturing facility or on our business as a whole. Over our operating history, we have incurred incidents of this nature.

There is also a risk that our key raw materials or our products may be found to have currently unrecognized toxicological or health-related impact on the environment or on its customers or employees. Such hazards may cause personal injury and loss of life, damage to property and contamination of the environment, which could lead to government fines or work stoppage injunctions and lawsuits by injured persons. If such actions are determined to be adverse to us, we may have inadequate insurance to cover such claims, or insufficient cash flow to pay for such claims. Such outcomes could adversely affect our financial condition and results of operations.

We are a holding company that is dependent on cash flows from our operating subsidiaries to fund our debt obligations, capital expenditures and ongoing operations.

All of our operations are conducted and all of our assets are owned by our operating companies, which are our subsidiaries, and we intend to continue to conduct our operations at the operating companies and any future subsidiaries. Consequently, our cash flow and ability to meet our obligations or make cash distributions depend upon the cash flow of our operating companies and any future subsidiaries, and the payment of funds by our operating companies and any future subsidiaries in the form of dividends or otherwise. The ability of our operating companies and any future subsidiaries to make any payments to us depends on their earnings, the terms of their indebtedness, including the terms of any credit facilities, and legal restrictions.

Our ability to service our debt and fund our planned capital expenditures and ongoing operations will depend on our ability to generate and grow cash flow and access to additional liquidity sources. Our ability to generate and grow cash flow is dependent on many factors, including:

•	the impact of competition from other chemical and materials manufacturers and diversified companies;

•	the transfer of funds from subsidiaries in the United States to certain foreign subsidiaries;

•	general world business conditions, economic uncertainty or downturn and the significant downturn in housing construction and overall economies;

•	our ability to obtain raw materials at reasonable prices or to raise prices to offset, in whole or in part, the effects of higher raw material costs;

•	our ability to adequately deliver customer service and competitive product quality; and

•	the effects of governmental regulation on our business.

Many of these factors are beyond our control. A general economic downturn can result in reduced spending by customers, which will impact our revenues and cash flows from operating activities. At reduced performance, if we are unable to generate sufficient cash flow or to access additional liquidity sources, we may not be able to service and repay our existing debt, operate our business, respond to competitive challenges, or fund our other liquidity and capital needs.

Our industry and the end-use markets in which it competes are highly competitive. This competition may adversely affect our results of operations and operating cash flows.

Each of our markets is highly competitive. Competition in the pigment industry is based on a number of factors such as price, product quality and service. We face significant competition from major international and smaller regional competitors. Our most significant competitors include major chemical and materials manufacturers and diversified companies, a number of which have substantially larger financial resources, greater personnel and larger facilities than we do. We also compete with numerous smaller, regional producers, including producers in China that have expanded their sulphate TiO2 production capacity during the previous five years.

Zircon producers generally compete on the basis of price, quality, logistics, delivery and payment terms and consistency of supply. We believe we have competitive quality, long-term relationships with customers and product range; however, our primary competitive disadvantage relative to our major competitors is our distance from our main consumers (i.e., Asia and Europe).

In addition, within the end-use markets in which we compete, competition between products is intense. We face substantial risk that certain events, such as new product development by competitors, changing customer needs, production advances for competing products or price changes in raw materials, could cause our customers to switch to our competitors’ products. If we are unable to develop and produce or market our products to compete effectively against our competitors following such events, our results of operations and operating cash flows may suffer.

We may need additional capital in the future and may not be able to obtain it on favorable terms.

Our industry is capital intensive and our success depends to a significant degree on our ability to develop and market innovative products and to update our facilities and process technology. We may require additional capital in the future to finance our future growth and development, implement further marketing and sales activities, fund ongoing research and development activities and meet general working capital needs. Our capital requirements will depend on many factors, including acceptance of and demand for our products, the extent to which we invest in new technology and research and development projects and the status and timing of these developments, as well as general availability of capital from debt and/or equity markets. Additional financing may not be available when needed on terms favorable to us or at all. Further, the terms of our debt may limit our ability to incur additional indebtedness or issue additional equity. If we are unable to obtain adequate funds on acceptable terms, we may be unable to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures, which could harm our business.

The agreements and instruments governing our debt contain restrictions and limitations that could affect our ability to operate our business, as well as impact our liquidity.

As of December 31, 2012, our total principal amount of long-term debt was $1,621 million (including $7 million of original issue discount in connection with the Term Facility, which has a face value of $700 million but is carried at $691 million on our balance sheet). During 2012, Tronox Incorporated refinanced its debt to allow for the Transaction and to provide the financing needs for Tronox Limited following completion of the Transaction. Additionally, during 2012, we issued $900 million aggregate principal amount of senior notes. Our credit facilities contain a number of significant covenants that could adversely affect our ability to operate our business, our liquidity, and our results of operations. These covenants restrict, among other things, our and its subsidiaries’ ability to:

•	incur or guarantee additional indebtedness;

•	complete asset sales, acquisitions or mergers;

•	make investments and capital expenditures;

•	prepay other indebtedness;

•	enter into transactions with affiliates; and

•	fund dividends or repurchase shares.

In addition, the terms of our credit facilities require us and our subsidiaries to maintain certain minimum performance levels relative to our debt. Certain of our facilities include requirements relating to the ratio of adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) to indebtedness. Our UBS Revolver includes requirements relating to the ratio of adjusted EBITDA to certain fixed charges during periods when excess borrowing availability is below a certain minimum threshold. The breach of any covenants or obligations in our credit facilities, not otherwise waived or amended, could result in a default under the applicable debt obligations (and cross-defaults to certain other debt obligations) and could trigger acceleration of those obligations, which in turn could trigger other cross defaults under other future agreements governing our long-term indebtedness. In addition, the secured lenders under the credit facilities could foreclose on their collateral, which includes equity interests in our subsidiaries, and exercise other rights of secured creditors. Any default under those credit facilities could adversely affect our growth, our financial condition, our results of operations and our ability to make payments on our credit facilities, and could force us to seek the protection of bankruptcy laws.

Requirements associated with being a public company have increased our costs, may consume our resources and management’s focus, and may affect our ability to attract and retain qualified board members and executive officers.

Prior to the Transaction, we were not subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) or the other rules and regulations of the SEC or any securities exchange in the United States relating to public companies. We will comply with Section 404(a) (management’s report on financial reporting) under the Sarbanes-Oxley Act of 2002 for the year ending December 31, 2012 and expect to comply with Section 404(b) (auditor’s attestation) no later than the year ending December 31, 2013. We are working with our legal and independent accounting advisors to identify those areas in which changes or enhancements should be made to our financial and management control systems to manage our growth and obligations as a public company. Areas for special attention are anticipated to include corporate governance, corporate control, internal audit, disclosure controls and procedures, financial reporting and accounting systems. The expenses that will be required in complying with our obligations as a public company could be material. Compliance with the various reporting and other requirements applicable to public companies will also require further time and attention of management. In addition, the increased regulatory risks and reporting requirements as a result of being a public company may make it more difficult for us to retain executive officers and directors to serve on our board.

Tronox Limited’s financial information is not readily comparable to prior periods due to the completion of the Transaction and Tronox Incorporated’s emergence from bankruptcy.

Effective January 31, 2011, as a result of its emergence from bankruptcy, Tronox Incorporated applied fresh-start accounting. As a result of fresh-start accounting, the accumulated deficit was eliminated and Tronox Incorporated’s reorganization value, which represents estimates of the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the reorganization, was allocated to the fair value of assets. In addition to fresh-start accounting, Tronox Incorporated’s consolidated financial statements reflect all effects of the transactions contemplated by its reorganization plan. As such, Tronox Incorporated’s balance sheets and statements of operations data post-emergence are not comparable in many respects to its consolidated balance sheets and consolidated statements of operations data for periods prior to the application of fresh-start accounting and prior to accounting for the effects of the reorganization.

Tronox Limited was formed on September 21, 2011 for the purpose of the Transaction, and had no operating history or revenues before the Transaction. The Consolidated Balance Sheet as of December 31, 2012 relates to Tronox Limited and the Consolidated Balance Sheet as of December 31, 2011 relates to Tronox Incorporated. The Consolidated Statement of Operations and the Consolidated Statement of Cash Flows for the year ended December 31, 2012 reflect the consolidated operating results of Tronox Incorporated prior to June 15, 2012, and, from June 15, 2012 through December 31, 2012, reflect the consolidated operating results of Tronox Limited. The Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for the eleven months ended December 31, 2011, one month ended January 31, 2011 and year ended December 31, 2010 reflect the consolidated operating results of Tronox Incorporated.

Additionally, prior to the Transaction Date, Tronox Incorporated operated the Tiwest Joint Venture with Exxaro Australia Sands Pty Ltd. The Tiwest Joint Venture was a contractual relationship between Tronox Incorporated and Exxaro whereby each party held an undivided interest in each asset of the joint venture, and each party was proportionally liable for each of the joint venture’s liabilities. The Tiwest Joint Venture was not a separate legal entity and did not enter into any transactions. Transactions were entered into by the joint venture partners who had the right to sell their own product, collect their proportional share of the revenues and absorb their share of costs. As such, Tronox Incorporated did not account for the Tiwest Joint Venture under the equity method.

Instead, Tronox Incorporated accounted for its share of the Tiwest Joint Venture’s assets that were jointly controlled and its share of liabilities for which it was jointly responsible on a proportionate gross basis in its Consolidated Balance Sheet. Additionally, Tronox Incorporated accounted for the revenues generated from its share of the products sold and its share of the expenses of the joint venture on a gross basis in its Consolidated Statements of Operations. As such, as of the Transaction Date, we own 100% of the operations formerly operated by the Tiwest Joint Venture. As such, the Consolidated Balance Sheet as of December 31, 2012 includes 100% of the Tiwest operations assets and liabilities, while the Consolidated Balance Sheet as of December 31, 2011 includes Tronox Incorporated’s 50% undivided interest in each asset and liability of the joint venture. Additionally, the Consolidated Statement of Operations for the year ended December 31, 2012 reflects Tronox Incorporated’s revenues generated from its share of the products sold and its share of the expenses of the joint venture on a gross basis prior to June 15, 2012, and, from June 15, 2012 through December 31, 2012, reflect 100% of the revenues and expenses of the Tiwest operation. The Consolidated Statements of Operations for the eleven months ended December 31, 2011, one month ended January 31, 2011 and year ended December 31, 2010 reflect Tronox Incorporated’s revenues generated from its share of the products sold and its share of the expenses of the joint venture on a gross basis.

Exxaro may exert substantial influence over us as a shareholder.

At December 31, 2012, Exxaro held approximately 44.6% of the voting securities of Tronox Limited. In addition, in the future, Exxaro may exchange its retained interest in the mineral sands business for additional Class B Shares.

In addition to Exxaro’s significant ownership interest, Exxaro is entitled to certain rights under the Constitution and the Shareholder’s Deed of Tronox Limited. For example, the Constitution provides that, for as long as the Class B voting interest is at least 10% of the total voting interest in Tronox Limited, there must be nine directors on our board; the holders of Class A Shares will be entitled to vote separately to elect a certain number of directors to our board (which we refer to as Class A Directors), and the holders of Class B Shares will be entitled to vote separately to elect a certain number of directors to our board (which we refer to as Class B Directors). If the Class B voting interest is greater than or equal to 30%, our board will consist of six Class A Directors and three Class B Directors. If the Class B voting interest is greater than or equal to 20% but less than 30%, our board of directors will consist of seven Class A Directors and two Class B Directors. If the Class B voting interest is greater than or equal to 10% but less than 20%, our board will consist of eight Class A Directors and one Class B Director.

Also, the Constitution provides that, subject to certain limitations, for as long as the Class B voting interest is at least 20%, a separate vote by holders of Class A Shares and Class B Shares is required to approve certain types of merger or similar transactions that will result in a change in control or a sale of all or substantially all of our assets or any reorganization or transaction that does not treat Class A and Class B Shares equally.

As a result of Exxaro’s significant ownership interest and its governance rights, Exxaro will be able to exert substantial influence over our management, operations and potential significant corporate transactions, including a change in control or the sale of all or substantially all of our assets. Exxaro’s influence may have an adverse effect on the trading price of our ordinary shares.

Our South African operations may lose the benefit of the Black Economic Empowerment (“BEE”) status under South African legislation, resulting in the need to implement a remedial solution or introduce a new minority shareholder, which could negatively impact our South African operations.

Exxaro retains a 26% direct ownership interest in each of Tronox Sands and Tronox TSA Sands in order for these two entities to comply with the requirements of the MPRDA and the South African Mining Charter ownership requirements under the BEE legislation. Exxaro has agreed to maintain its direct ownership for a period of the shorter of 10 years (unless it transfers the direct ownership interests to another qualified buyer under the BEE legislation) or the date on which the requirement to maintain a direct ownership stake in each of Tronox Sands and Tronox TSA Sands no longer applies, as determined by the DMR. If either Tronox Sands or Tronox TSA Sands ceases to qualify under the BEE legislation, Tronox Limited and Exxaro have agreed to jointly seek a remedial solution. If Tronox Limited and Exxaro cannot successfully implement a solution and the reason for this failure is due to anything other than a change in law, then we may dispose of Exxaro’s shares in the non-qualifying company to another, BEE compliant, qualifying purchaser. During any period of any non-qualification, our South African operations may be in violation of their mining or prospecting rights, as well as the requirements of the MPRDA and the South African Mining Charter, which could result in a suspension or revocation of the non-qualifying company’s mining and prospecting rights and could expose us to operating restrictions, lost business opportunities and delays in receiving further regulatory approvals for its South African operations and expansion activities. In addition, if Exxaro’s direct ownership in Tronox Sands and Tronox TSA Sands is sold to another purchaser, we would be required to share ownership and control of its South African operations with a minority shareholder, which may impact our operational and financial flexibility and could impact profitability, expansion opportunities and our results of operations.

Estimations of our ore resources and reserve estimates are based on a number of assumptions, including mining and recovery factors, future cash costs of production and ore demand and pricing. As a result, ore resources and reserve quantities actually produced may differ from current estimates.

The mineral resource and reserve estimates are estimates of the quantity and ore grades in our mines based on the interpretation of geological data obtained from drill holes and other sampling techniques, as well as from feasibility studies. The accuracy of these estimates is dependent on the assumptions and judgments made in interpreting the geological data. The assessment of geographical characteristics, such as location, quantity, quality, continuity of geology and grade, is made with varying degrees of confidence in accordance with established guidelines and standards. We use various exploration techniques, including geophysical surveys and sampling through drilling and trenching, to investigate resources and implements applicable quality assurance and quality control criteria to ensure that data is representative. Our mineral reserves represent the amount of ore that we believe can be successfully mined and processed, and are estimated based on a number of factors, which have been stated in accordance with the South African Code for Reporting of Exploration Results, Mineral Resources and Mineral Reserves, effective July 2007 (the “SAMREC Code”) and Joint Ore Reserves Committee Code (2004) (the “JORC Code”).

There is significant uncertainty in any mineral reserve or mineral resource estimate. Factors that are beyond our control, such as the ability to secure mineral rights, the sufficiency of mineralization to support mining and beneficiation practices and the suitability of the market may significantly impact mineral resource and reserve estimates. The actual deposits encountered and the economic viability of mining a deposit may differ materially from our estimates. Since these mineral resources and reserves are estimates based on assumptions related to factors discussed above, we may revise these estimates in the future as we become aware of new developments. To maintain TiO2 feedstock production beyond the expected lives of our existing mines or to increase production materially above projected levels, we will need to access additional reserves through exploration or discovery.

We use significant amounts of water in our operations and are subject to water use licenses, which could impose significant costs.

National studies conducted by the South African Water Research Commission, released during September 2009, found that water resources in South Africa were approximately 4% lower than estimated in 1995, which may lead to the revision of water use strategies by several sectors in the South African economy, including electricity generation and municipalities. Our surface retreatment operations in South Africa use water to transport the slimes or sand from reclaimed areas to the processing plant and to the tailings facilities, and reduced water availability may result in rationing or increased water costs in the future due to our significant use of water in our mining operations. Our plants and piping infrastructure were designed to carry certain minimum throughputs, so any reductions in the volumes of available water may require us to adjust production at these operations. However, our South African operations can use sea water, which is readily available since both KZN Sands and Namakwa Sands are located in coastal regions, although using sea water instead of fresh water would increase operational costs due to the desalination process, which may not be offset against lower water operating costs.

In addition, under South African law, our South African mining operations are subject to water use licenses that govern each operation’s water use. These licenses require, among other conditions, that mining operations achieve and maintain certain water quality limits for all water discharges, where applicable. Our South African operations that came into existence after the adoption of the National Water Act, No. 36 of 1998 have applied for and been issued the required water use licenses.

The capacity and cost of transportation facilities, as well as transportation delays and interruptions, could adversely affect our ability to supply titanium feedstock to our pigment operations and our products to our customers.

Our ability to sell TiO2 pigment, titanium feedstock, zircon and other products depends primarily upon road transport, third-party rail systems, ports, storage and container shipping. We have no control over those logistical factors which effect transport efficiency, such as the condition of the roads or the quality of ports from which our products are exported, and alternative transportation and delivery systems generally are inadequate or unsuitable to handle the quantity of our shipments and to ensure timely delivery. If we are unable to obtain road, rail, sea or other transportation services, or to do so on a cost-effective basis, our business and growth strategy would be adversely affected.

If we are unable to innovate and successfully introduce new products, or new technologies or processes reduce the demand for our products or the price at which we can sell products, our profitability could be adversely affected.

Our industries and the end-use markets into which we sell our products experience periodic technological change and product improvement. Our future growth will depend on our ability to gauge the direction of commercial and technological progress in key end-use markets and on our ability to fund and successfully develop, manufacture and market products in such changing end-use markets. We must continue to identify, develop and market innovative products or enhance existing products on a timely basis to maintain our profit margins and our competitive position. We may be unable to develop new products or technology, either alone or with third parties, or license intellectual property rights from third parties on a commercially competitive basis. If we fail to keep pace with the evolving technological innovations in our end-use markets on a competitive basis, our financial condition and results of operations could be adversely affected.

In addition, new technologies or processes have the potential to replace or provide lower-cost alternatives to our products, such as new processes that reduce TiO2 in consumer products or the use of chloride slag in the production of TiO2 pigment, which could result in TiO2 pigment producers using less chloride slag, or to reduce the need for TiO2 pigment in consumer products, which could depress the demand and pricing for TiO2 pigment. We cannot predict whether technological innovations will, in the future, result in a lower demand for our products or affect the competitiveness of our business. We may be required to invest significant resources to adapt to changing technologies, markets and competitive environments.

Implementing a new enterprise resource planning (“ERP”) system could interfere with our business or operations and could adversely impact our financial position, results of operations and cash flows.

We began the implementation of a major ERP system in 2012. This project requires significant investment of capital and human resources, the re-engineering of many of our processes, and the attention of many employees who would otherwise be focused on other aspects of its business. Any disruptions, delays or deficiencies in the design and implementation of this new system could potentially result in higher costs than we had anticipated and could adversely affect our ability to provide services to our customers and vendors, file reports with regulatory agencies in a timely manner, manage our internal controls or otherwise operate our business. Any of these consequences could have an adverse effect on our results of operations and financial condition.

Violations or noncompliance with the extensive environmental, health and safety laws and regulations to which we are subject or changes in laws or regulations governing our operations could result in unanticipated loss or liability.

Our operations and production facilities are subject to extensive environmental and health and safety laws and regulations at national, international and local levels in numerous jurisdictions relating to use of natural resources, pollution, protection of the environment, transporting and storing raw materials and finished products and storing and disposing of hazardous wastes. The costs of compliance with the extensive environmental, health and safety laws and regulations to which we are subject or the inability to obtain, update or renew permits required for operation or expansion of our business could reduce our profitability or otherwise adversely affect our business. We may in the future incur substantial costs, including fines, damages, criminal or civil sanctions and remediation costs, or experience interruptions in our operations, for violations arising under these laws and regulations. In the event of a catastrophic incident involving any of the raw materials we use or chemicals or mineral products we produce, we could incur material costs as a result of addressing the consequences of such event.

Changes to existing laws governing operations, especially changes in laws relating to transportation of mineral resources, the treatment of land and infrastructure, contaminated land, the remediation of mines, tax royalties, exchange control restrictions, environmental remediation, mineral rights, ownership of mining assets or the rights to prospect and mine may have a material adverse effect on our future business, operations and financial performance. There is risk that onerous conditions may be attached to authorizations in the form of mining rights, water use licenses, miscellaneous licenses and environmental approvals or that the grant of these approvals may be delayed or not granted.

While Tronox Incorporated received a discharge and/or release for its significant legacy environmental and tort liabilities in relation to its United States based operations upon emergence from the Chapter 11 cases, from time to time we may be party to a number of legal and administrative proceedings involving environmental and other matters in various courts and before various agencies, which may include proceedings in relation to any Tronox operations acquired within the United States following the Chapter 11 cases. These could include proceedings associated with facilities owned, operated or used by us, and may include claims for personal injuries, property damages and injury to the environment, including natural resource damages and non-compliance with permits. Any determination that one or more of our key raw materials or products has, or is characterized as having, a toxicological or health-related impact on our environment, customers or employees could subject us to additional legal claims. These proceedings and any such additional claims may be costly and may require a substantial amount of management attention, which may have an adverse effect on our financial condition and results of operations.

Our current operations involve the production and management of regulated materials that are subject to various environmental laws and regulations and are dependent on obtaining and the periodic renewal of permits from various governmental agencies. The inability to obtain, update or renew permits related to the operation of our businesses, or the costs required in order to comply with permit standards, could have a material adverse effect on us.

If we fail to comply with the conditions of our permits governing the production and management of regulated materials, mineral sands mining licenses or leases or the provisions of the applicable South African or Australian law, these permits, mining licenses or leases and mining rights could be cancelled or suspended, and we could be prevented from obtaining new mining and prospecting rights, which could materially and adversely affect our business, operating results and financial condition. In addition, if we are unable to obtain or maintain necessary permits, authorizations or agreements to prospect or mine or to implement planned projects or continue our operations under conditions or within timeframes that make such operations economically viable, our operational results and financial condition could be adversely affected.

We compete with other mining and chemical businesses for key human resources in the countries in which we will operate, and our business will suffer if we are unable to hire highly skilled employees or if our key officers or employees discontinue employment with us.

We compete with other chemical and mining companies, and other companies generally, in the countries in which we operate to attract and retain key human resources at all levels with the appropriate technical skills and operating and managerial experience necessary to continue operating and expanding our businesses. These operations use modern techniques and equipment and accordingly require various types of skilled workers. The success of our business will be materially dependent upon the skills, experience and efforts of our key officers and skilled employees. The global shortage of key mining skills, including geologists, mining engineers, metallurgists and skilled artisans, has been exacerbated by increased mining activity across the globe. Competition for skilled employees is particularly severe in Western Australia and at Namakwa Sands and this may cost us in terms of higher labor costs or reduced productivity. As a result, we may not be able to attract and retain skilled and experienced employees. Should we lose any of our key personnel or fail to attract and retain key qualified personnel or other skilled employees, our business may be harmed and our operational results and financial condition could be affected.

There may be difficulty in effecting service of legal process and enforcing judgments against us and our directors and management.

We are registered under the laws of Western Australia, Australia and substantial portions of our assets will be located outside of the United States. In addition, certain members of our board of directors, as well as certain officers named in this Form 10-K, reside outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon us or such other persons residing outside the United States, or to enforce judgments outside the United States obtained against such persons in U.S. courts in any action, including actions predicated upon the civil liability provisions of the U.S. federal securities laws. In addition, it may be difficult for investors to enforce rights predicated upon the U.S. federal securities laws in original actions brought in courts in jurisdictions located outside the United States.

Third parties may develop new intellectual property rights for processes and/or products that we would want to use, but would be unable to do so; or, third parties may claim that the products we make or the processes that we use infringe their intellectual property rights, which may cause us to pay unexpected litigation costs or damages or prevent us from making, using or selling products we make or require alteration of the processes we use.

Although there are currently no known pending or threatened proceedings or claims relating to alleged infringement, misappropriation or violation of the intellectual property rights of others, we may be subject to legal proceedings and claims in the future in which third parties allege that their patents or other intellectual property rights are infringed, misappropriated or otherwise violated by us or our products or processes. In the event that any such infringement, misappropriation or violation of the intellectual property rights of others is found, we may need to obtain licenses from those parties or substantially re-engineer our products or processes to avoid such infringement, misappropriation or violation. We might not be able to obtain the necessary licenses on acceptable terms or be able to re-engineer our products or processes successfully. Moreover, if we are found by a court of law to infringe, misappropriate or otherwise violate the intellectual property rights of others, we could be required to pay substantial damages or be enjoined from making, using or selling the infringing products or technology. We also could be enjoined from making, using or selling the allegedly infringing products or technology pending the final outcome of the suit. Any of the foregoing could adversely affect our financial condition and results of operations.

Results of our operations may also be negatively impacted if a competitor develops or has the right to use intellectual property rights for new processes or products and we cannot obtain similar rights on favorable terms and are unable to independently develop non-infringing competitive alternatives.

If our intellectual property were compromised or copied by competitors, or if competitors were to develop similar intellectual property independently, our results of operations could be negatively affected.

Our success depends to a significant degree upon our ability to protect and preserve our intellectual property rights. Although we own and have applied for numerous patents and trademarks throughout the world, we may have to rely on judicial enforcement of our patents and other proprietary rights. Our patents and other intellectual property rights may be challenged, invalidated, circumvented, and rendered unenforceable or otherwise compromised. A failure to protect, defend or enforce our intellectual property could have an adverse effect on our financial condition and results of operations.

We also rely upon unpatented proprietary technology, know-how and other trade secrets to maintain our competitive position. While we maintain policies to enter into confidentiality agreements with our employees and third parties to protect our proprietary expertise and other trade secrets, these agreements may not be enforceable or, even if legally enforceable, we may not have adequate remedies for breaches of such agreements. We also may not be able to readily detect breaches of such agreements. The failure of our patents or confidentiality agreements to protect our proprietary technology, know-how or trade secrets could result in significantly lower revenues, reduced profit margins or loss of market share.

In addition, we may be unable to determine when third parties are using our intellectual property rights without our authorization. We also have licensed certain of our intellectual property rights to third parties, and we cannot be certain that our licensees are using our intellectual property only as authorized by the applicable license agreement. The undetected or unremedied unauthorized use of our intellectual property rights or the legitimate development or acquisition of intellectual property related to our industry by third parties could reduce or eliminate any competitive advantage we have as a result of our intellectual property, adversely affecting our financial condition and results of operations. If we must take legal action to protect, defend or enforce our intellectual property rights, any suits or proceedings could result in significant costs and diversion of our resources and our management’s attention, and we may not prevail in any such suits or proceedings. A failure to protect, defend or enforce our intellectual property rights could have an adverse effect on our financial condition and results of operations.

If our intangible assets or long-lived assets become impaired, we may be required to record a significant charge to earnings.

We have a significant amount of intangible assets and long-lived assets on our consolidated balance sheet. Under generally accepted accounting principles in the United States (“U.S. GAAP”), we review our intangible assets and long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances, indicating that the carrying value of our intangible assets or long-lived assets may not be recoverable, include, but are not limited to, a significant decline in share price and market capitalization, changes in the industries in which we operate, particularly the impact of a downturn in the global economy, as well as competition or other factors leading to reduction in expected long-term sales or profitability. We may be required to record a significant non-cash charge in our financial statements during the period in which any impairment of our intangible assets or long-lived assets is determined, negatively impacting our results of operations.

If we fail to maintain an effective system of internal controls, we might be unable to report our financial results accurately or prevent fraud.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, as a result of becoming a public company, Section 404 of the Sarbanes-Oxley Act will require us and our independent registered public accounting firm to evaluate and report on our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2013. The process of implementing our internal controls and complying with Section 404 will be expensive and time consuming, and will require significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we conclude, and our independent registered public accounting firm concurs, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discovers a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including SEC action, ineligibility for short form resale registration and the suspension or delisting of our shares from the stock exchange(s) on which our shares are then listed, which could harm our business.

If we experience material weaknesses in internal controls in the future, as Tronox Incorporated has in the past, or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations.

We will be required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with the filing of our Annual Report on Form 10-K for fiscal year 2013. This assessment will need to include disclosure of any material weaknesses identified by our management in its internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We are in the early stages of further enhancing the computer systems processes and related documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete this evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal controls over financial reporting, we may be unable to assert that our internal controls are effective. If we are unable to conclude that our internal controls over financial reporting are effective, we could lose investor confidence in the accuracy and completeness of our financial reports.

In connection with Tronox Incorporated’s fiscal year 2010 audit, its independent registered public accounting firm identified material weaknesses in Tronox Incorporated’s internal control over financial reporting, which were due to identifying control deficiencies, which when aggregated, resulted in material weaknesses with respect to financial accounting and reporting resources, policies and procedures, internal controls and income taxes. These deficiencies related primarily to stagnant internal control policies and procedures including the lack of formal documentation and review of accounting information, which led to an inconsistent application of accounting policies and procedures, and a lack of segregation of duties due to a lack of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles. Tronox Incorporated’s independent auditor also identified significant deficiencies in information system controls.

Since then, Tronox Incorporated has taken steps to address the material weaknesses disclosed in the preceding paragraph, including hiring appropriately qualified accounting personnel to increase its staff to a more appropriate headcount level and has engaged external resources to enhance the overall design of Tronox Incorporated’s internal controls.

Item 1B. Unresolved Staff Comments

There are no unresolved written comments that were received from the SEC staff.

Item 2. Property

As of December 31, 2012, our significant properties consisted of the following:

•	Three TiO2 facilities located in Hamilton, Mississippi, Kwinana, Western Australia and Botlek, The Netherlands;

•	An EMD and boron facility located in Henderson, Nevada;

•	The KZN Sands mine, Namakwa Sands mine, Hillendale mine and Fairbreeze mine located in South Africa;

•	The Cooljarloo mine located in Western Australia;

•	Corporate offices located in Stamford, Connecticut; and

•	Research and development facilities located in Oklahoma City, Oklahoma.

TiO2 and Electrolytic Facilities

Our TiO2 and electrolytic facilities consist of the physical assets necessary and appropriate to produce, distribute and supply our TiO2, electrolytic manganese dioxide, sodium chlorate, boron-based and other specialty chemicals and consist mainly of manufacturing and distribution facilities. We believe our properties are in good operating condition and are well maintained. Pursuant to separate financing agreements, substantially all of our U.S. properties are pledged or encumbered to support or otherwise provide the security for our indebtedness.

The following table summarizes our TiO2 production facilities and production capacity (in gross tonnes per year) as of December 31, 2012, by location:

Facility	Production	TiO2 Capacity	Process	Property Owned/Leased	Facility Owned/Leased
Hamilton, Mississippi	TiO2,	225,000	Chloride	Owned	Owned
Kwinana, Western Australia	TiO2	150,000	Chloride	Owned	Owned
Botlek, the Netherlands	TiO2	90,000	Chloride	Leased	Owned

The following table summarizes our electrolytic facilities and production capacity (in gross tonnes per year) as of December 31, 2012, by location:

Facility	Product	Capacity	Property Owned/Leased	Facility Owned/Leased
Hamilton, Mississippi	Sodium chlorate	150,000	Owned	Owned
Henderson, Nevada	EMD	27,000	Leased	Owned
Henderson, Nevada	Boron products	525	Leased	Owned

Mineral Sands Licenses and Leases

We mine valuable heavy minerals (“VHM”), including ilmenite, rutile, leucoxene, zircon, at three separate operations; Namakwa Sands and KwaZulu-Natal (“KZN”) Sands in South Africa at and Cooljarloo in Western Australia. All three mining operations produce two principal commercial product lines: titanium minerals, such as ilmenite, natural rutile, and leucoxene, and zircon, a zirconium silicate mineral. The individual titanium minerals and zircon all have distinct commercial markets, and the titanium minerals are valuable as either mineral concentrates or as vertically integrated TiO2 feedstock. Most or all of the ilmenite mined at Namakwa Sands or KZN Sands is intended for smelter feed for titanium slag production at Saldanha Bay and Empangeni, respectively, and ilmenite from Western Australia is internally consumed as synthetic rutile feed at the Chandala metallurgical complex. The synthetic rutile product from Chandala is vertically-integrated with our pigment plant in Kwinana, Western Australia, or it can be marketed as a separate commercial product. The internal valuation of titanium and zircon mineral production is dynamic and relatively complex in terms of our HMS mining-titanium feedstock-TiO2 supply chain.

South Africa

Our primary South African mining rights are the Fairbreeze, Hillendale and Namakwa Sands mining rights.

The Fairbreeze Conversion mining right was an old order mining right in respect of heavy minerals (“HM”) ilmenite, rutile and zircon, which was converted to a new order right and executed by the South African Department of Mineral Resources (the “DMR”) on March 23, 2010 and is valid for a period of 25 years. The Fairbreeze C Extension mining right is a new order mining right in respect of HM ilmenite, rutile and zircon, executed by the DMR on April 9, 2009 and is valid for a period of 30 years.

The Hillendale mining right at KZN Sands was an old order mining right in respect of HM, which was converted to a new order mining right on March 23, 2010. The Hillendale mining right is valid for a period of 25 years, until 2035.

The Hartebeestekom mining right at Namakwa Sands was an old order mining right in respect of HM, which was converted to a new order mining right and ceded by Anglo Operations Limited to TSA Sands on August 25, 2008. The Hartebeestekom mining right is valid for a period of 30 years, until 2038. The Rietfontein Conversion mining right at Namakwa Sands is an old order mining right in respect of HM, which was converted to a new order mining right and ceded by Anglo Operations Limited on August 25, 2008. The Rietfontein Conversion mining right is valid for a period of 30 years, until 2038.

An application for renewal of a mining right must be submitted within 60 working days prior to the mining right’s expiry date. A mining right may be renewed for further periods, each of which may not exceed 30 years. The Minister of Mineral Resources must grant a renewal of a mining right if the holder has complied with the South African Mineral and Petroleum Resources Development Act (the “MPRDA”).

Australia

Our Australian mining leases are at Cooljarloo, Jurien and the Dongara Project mining rights. Our Australian operations also manage six exploration licenses at Cooljarloo West, for areas which are currently under active exploration.

There is one mining lease at Cooljarloo, which was granted on March 2, 1989 for a term of 21 years. The term was extended for an additional 10 years in 2010, and will expire on March 1, 2020 (unless the term is further extended).

Our Australian operations have three mining leases at Jurien, which were all granted in 1989 and which were all extended in 2010 for an additional 21 year term ending in 2031. No mining or processing activity has been conducted at Jurien since 1994.

Our Australian operations have six mining leases over the Dongara Project area. Our Australian operations are in the process of having a Public Environmental Review performed on the Dongara Project area in order to obtain approval to mine from the Environmental Protection Authority (Western Australia). Fourteen additional mining leases over the Dongara Project area are currently under application and are progressing through the future act process under the Native Title Act 1993 (Cth) (“Native Title Act”) prior to being granted by the Department of Mines and Petroleum.

Our Australian operations are also governed by a State Agreement with the State of Western Australia, which was approved and ratified by the Parliament of Western Australia. State Agreements are contracts between the government of Western Australia and the proponents of major resources projects, and are ratified by an Act of the State Parliament. State Agreements specify the rights, obligations, terms and conditions for the development of major resources projects, and establish a framework for ongoing relations and cooperation between the State and the proponent of the project. The relevant State Agreement relating to our Australian operations is an agreement authorized and scheduled to the Mineral Sands (Cooljarloo) Mining and Processing Agreement Act 1988 (WA).

Reporting of Ore Reserves and Mineral Resources

The HM reserve estimates reported below are derived from Mineral Resource/Ore Reserve Statements (“RR Statements”) compiled and reviewed by professionals and technical specialists in Australia and South. The estimates provided are required to be in accordance with the mineral resource reporting standards developed by the Joint Ore Reserves Committee of The Australian Institute of Mining and Metallurgy (the “JORC”), and SAMREC/SAMVAL Committee (“SSC”). The JORC is responsible for the Joint Ore Reserves Committee Code (2004) (the “JORC Code”) and the SSC is responsible for South African Code for Reporting of Exploration Results, Mineral Resources and Mineral Reserves, effective July 2007 (the “SAMREC Code”).

The individual RR Statements contain detailed descriptions of the regional and deposit geology, technical data collection and validation, reserve computation and modeling techniques and other details related to the estimated mineral resource and ore reserve classifications. Each RR Statement is internally reviewed and authorized, and our Western Australia and South Africa operations routinely contract external consultants for audits of their resource and reserve estimates.

The stated Proven and Probable HM Reserve estimates in the table below are unchanged from the Proved and Probable Reserves in the three RR Statements. The HM Reserves classified in accordance with the definition standards of the JORC Code and SAMREC Code as “Proved Reserves” and “Probable Reserves” are consistent with the definitions of “Proven (Measured) Reserves” and “Probable (Indicated) Reserves” under U.S. Securities and Exchange Commission Industry Guide 7, Description of Property by Issuers Engaged or to Be Engaged in Significant Mining Operations, (the “SEC Guide 7”). The reserve estimates have allowed for various modifying factors, such as mining dilution, mining and metallurgical recoveries, and legal and environmental permitting. The stated HM Reserves reflect a reasonable expectation that all necessary permits and approvals will be obtained for new mines at Fairbreeze, Dongara and Jurien, and that current mining authorizations will be maintained.

Mineral Reserves

At December 31, 2012, HM ore reserves totaled approximately 884 million tonnes of ore containing approximately 58 million tonnes of HM. Based on HM assemblage data, the in-place reserves contain approximately 25 million tonnes of ilmenite, approximately 2 million tonnes of rutile, approximately 2 million tonnes of leucoxene and approximately 5 million tonnes of zircon, for a total valuable HM content of approximately 34 million tonnes. The titanium minerals and zircon have been determined to be economically extractable, after allowing for mining, concentration, metallurgical, infrastructure, legal, environmental, marketing and other factors.

The HM reserves are the portions of mineral deposits that can be economically and legally extracted, as of December 31, 2012, from inventories of mineral deposits in South Africa and Western Australia. The reserves include remaining ore in our active mines in South Africa and Australia, as well as portions of other deposits controlled by us that have classified as reserves.

At December 31, 2012, our HM reserves were as follows:

Operation	Operating Unit Tronox %(1)	Location	Status	Reserves Category Proven or Probable	HM (Ore) Reserves (In million tonnes)	Grade (% THM)	Total HM (In thousand tonnes)	VHM (In thousand tonnes)	Total HM 2012-2011 (In thousand tonnes)
NAMAKWA SANDS	Mineral Sands (Pty) Ltd (74%)	Western Cape, South Africa	2 Open Cut mines	Proven	272	9.7%	26,374	13,405

				Probable	160	7.1%	11,429	5,899

				Total Namakwa	432	8.8%	37,804	19,269	8,753

Hillendale	KZN Sands	KwaZulu-Natal, South Africa	Open Cut Hydraulic mine	Proven Probable	3	5.0%	144	103

					—		—	—

	(74%)			Total	3	5.0%	144	103

Fairbreeze	KZN Sands	KwaZulu-Natal, South Africa	Open Cut hydraulic mine under construction	Proved	114	7.7%	8,840	6,756

				Probable	26	5.0%	1,274	877

	(74%)			Total	140	7.2%	10,115	7,633

KZN SANDS	Tronox 74%	Republic of South Africa		Proved	117	7.7%	8,984	6,858

				Probable	26	5.0%	1,274	877

				Total KZN	143	7.2%	10,258	7,735	2,462

Cooljarloo	Western Australia	Western Australia	Dredge Mine and Open Cut Mine	Proved	171	2.1%	3,620	2,796
				Probable	57	2.1%	1,234	1,008

	(100%)			Total	228	2.1%	4,854	3,804	(929)

Dongara	Western Australia	Western Australia	Future Dry and/or Dredge Mine	Proved	65	5.1%	3,324	2,291

				Probable	—		—	—

	(100%)			Total	65	5.1%	3,324	2,291	1,170

Jurien	Western Australia	Western Australia	Future mine	Proved	—

				Probable	16	7.9%	1,240	906

	(100%)			Total	16	7.9%	1,240	906	—

WESTERN AUSTRALIA (WA)	Western Australia	Western Australia		Proved	236		6,944	5,087

				Probable	73		2,474	1,914

	(100%)			Total WA	309		9,418	7,001	241

TOTAL PROVEN + PROBABLE RESERVES(2)					884		57,500	34,000	11,456

(1)	In connection with the Transaction, Exxaro retained an approximate 26% ownership in the South African operations that are port of the mineral sands business in order to comply with the Black Economic Empowerment legislation in South Africa. Additionally, in connection with the Transaction, the Company owns 100% of the operations formerly operated by the Tiwest joint venture.
(2)	Mineral reserves are shown as 100% regardless of our effective ownership percentage.

The following table reflects HM reserves combined under Tronox Limited for the years ended December 31, 2012, 2011 and 2010, and reflects both 100% of all HM reserves as well as the HM reserves directly attributable to Tronox (100% of the Australian reserves plus 74% of South African reserves).

Heavy Mineral Reserves (in thousands tonnes)	2012	2011	2010
Namakwa Sands	37,800	39,300	61,700
KZN Sands	10,300	10,500	10,800

South Africa	48,100	49,800	72,500

Cooljarloo	4,900	5,800	3,100
Dongara	3,300	2,200	2,200
Jurien	1,200	1,200	1,200

Australia	9,400	9,200	6,500

TOTAL (100%)	57,500	59,000	79,000
TOTAL ATTRIBUTABLE (74% RSA)	45,000	46,000	60,100

Geology and Heavy Mineral Deposits

Heavy mineral placer deposits are detrital accumulations of HM, which are resistant to mechanical erosion, have densities of 2.96 gm/cm3 or greater, have been liberated by weathering and erosion, and are transported by fluvial, marine or wind to depositional “traps” suitable for accumulation and concentration of economic minerals. Titanium-zirconium deposits, which are the type mined or contemplated to be mined in Australia and South Africa, belong to a class of ore deposit known as heavy mineral sands (“HMS”) deposits. HMS deposits are characterized by natural concentrations of titanium minerals (ilmenite, natural rutile, and leucoxene) and zircon, a zirconium silicate mineral, with variable concentrations of accessory heavy minerals such as garnet, monazite, staurolite and other resistate minerals, as they are resistant to chemical weathering. The three operating regions of our mineral sands business segment are located in coastal plains of the Atlantic Ocean of western South Africa and the Indian Ocean of eastern South Africa, and Western Australia. Past geologic environments favored accumulations of heavy minerals in these HMS provinces due to: 1) weathering and erosion to liberate titanium minerals and zircon from source rock terranes; 2) fluvial transport of those and other heavy minerals to contemporary coastlines (“paleo-shorelines”); and 3) concentration of the valuable HM in coastal paleo-environments as alluvial deposits in beach strandlines, proximal offshore or estuarine paleo-environments, or in sand dune complexes.

The following is a description of our three principal regions where we explore for and mine heavy mineral deposits.

Namakwa Sands

Namakwa Sands extracts heavy minerals from two open-cut mines on the semi-arid Atlantic coastal plain (Namaqualand Coastal Plain) near Brand se Baai, 92 kilometers northwest of Vredendal and approximately 350 kilometers north of Cape Town in the Western Cape Province, South Africa. The Namakwa HM reserves are hosted by aeolian (dune) sands accumulated during Late Miocene-Pliocene (approximately 6 million to 2.5 million years before present) and underlying Miocene-age strandline HM placers. The mineralized alluvial deposits overlie basement rocks of the Namaqualand Metamorphic Complex and other units of probable Mid-Proterozoic age (1.6 billion to 900 million years) that provided the heavy minerals to the surficial transportation and depositional environments that resulted in accumulations of heavy minerals. The Namakwa deposit is genetically related to repetitive cycles of weathering, erosion, fluvial transport, marine transgression/regression cycles, HM deposition in strandlines that favored northwest-facing J-shaped bays, and re-distribution and winnowing of sands by winds and topography into a heavy mineral-enriched aeolian dune complex.

The general dimensions of the overall Namakwa deposit are approximately 15 kilometers in a northeasterly direction, with a width of up to four km and variable thicknesses of mineralization. The bulk of the Namakwa HM reserves are hosted by a compound paleo-dune complex composed of sand re-worked from a massive amount of sediment supply to the coastal environment and accumulated in a large trangressive dune field. The Orange Feldspathic Sand (“OFS”) unit dominates the dune complex and is subdivided into two economic domains based on valuable heavy mineral grades, driven by zircon, and a non-economic domain. Mining conditions in the OFS can be adversely affected by layers of “duripan,” generally discontinuous layers of with hard cement composed of varying proportions of iron, calcium, magnesium and silica, believed to be remobilized by episodic chemical weathering cycles and possibly microbial activity and re-deposited in the OFS. An overlying unit of much less volume than the OFS, but of high economic significance, is a sheet-like unit of aeolian sand known as the Red Aeolian Sand (“RAS”). Deposition of the RAS was apparently controlled fluvial bends, topography, and a prevailing south-southwesterly wind. The RAS is characterized by relatively high HM grades and less difficult mining conditions, compared to OFS mineralization. HM concentrations in strandlines and foredunes in the modern shoreline environment are termed Recent Emergent Terraces (“RET”). The mineralized RET are not included in the Namakwa HM Reserves, as they are currently within an environmental exclusion zone; however, they are included in the mineral resource inventory and may be mineable in the future, subject to mining.

A younger mineralized unit, the RAS of probable Pleistocene age, forms a sheet-like layer with generally higher HM grades over an area of approximately 17,000 hectares (42,000 acres), not all of which is classified as ore reserves. Zircon contributes significantly to Namakwa Sands’ internal valuation and ore reserve calculations.

The Namakwa HM reserves are excavated by two “dry” mining operations. The Namakwa West mine involves stripping of near-surface RAS ore, followed by dry mining of the deeper, internally-variable OFS ore. The Namakwa East mine is a relatively shallow strip mine exclusively in the RAS ore. Current mine production exceeds 20 million tonnes per annum with the West mining rate about twice that of the East mine. Both the West and East Namakwa mines have a dedicated principal concentration plant (“PCP”) with gravity and magnetic separation equipment to produce HM concentrates as feed to a secondary concentration plant (“SCP”) at the Brand se Baai mine site. Magnetic and non-magnetic heavy mineral concentrate (“HMC”) from the SCP are then transported by truck approximately 50 kilometers south to Namakwa’s dry mineral separation plant at Koekenaap, 35 kilometers west of Vredendal. The Koekenaap mineral separation plant (“MSP”) has flexibility to produce multiple commercial mineral concentrates, including at least two zircon concentrates and a high-titanium concentrate composed of rutile and leucoxene, and an ilmenite concentrate for feedstock to a dual DC-arc electric furnace smelter at Saldanha for production of titanium slag and pig iron. All mineral, iron and titanium-slag products are exported from the port of Saldanha Bay, approximately 150 kilometers north of Cape Town.

KZN Sands

KZN Sands operations include the nearly-depleted Hillendale mine and the planned Fairbreeze mine, currently under construction, 20 kilometers and 45 kilometers, respectively, southwest of Richards Bay, KZN Province, South Africa.

Both the Hillendale and Fairbreeze HMS deposits are hosted by paleo-dunes of the Pliocene Berea Red Sands, fine-grained sand and silt whose distinctive red coloration is interpreted to result from oxidation and degradation of iron-bearing minerals. The Fairbreeze “deposit” is actually a NNE-trend of deposits ~2 km inland from the present coastline extending about 12 km southward from the town of Mtunzini. Dissection of the Fairbreeze dune topography by local rivers and streams has led to division of the deposit into five discrete bodies, mapped as Fairbreeze A, B, C, C-ext, and D. The coastal plain is about 25 kilometers wide at Empangeni, south of Richards Bay and the site of the central processing complex (“CPC”) of KZN Sands, then narrows rapidly southward to about 6 km at Hillendale and less than 2 km at Fairbreeze, south of the village of Mtunzine. The Hillendale dune system is of probable Pliocene age, and the Fairbreeze deposit is hosted by a younger, transgressive dune complex believed to have formed during the Pleistocene-Holocene.

Hydraulic mining techniques employed successfully at the Hillendale mine will be used at Fairbreeze. The ore is washed via high-pressure hydraulic mining into a sump from which the ore slurry is pumped to a nearby land-based primary wet plant (“PWP”) for production of a HMC. The HMC is transported by truck to the Empangeni CPC approximately 20 km from the Hillendale mine and 40 km from the future Fairbreeze mine. The CPC consists of two sections: a MSP for production of ilmenite, rutile and zircon mineral concentrates, and a dual electric-arc furnace smelter for production of titanium slag and pig iron.

Western Australia

The Cooljarloo-Jurien HM district is in an approximately 30 km wide strip of the northern Swan Coastal Plain about 165-210 kilometers north of Perth, and includes the Cooljarloo HMS mine, the Jurien heavy mineral reserve and several active exploration projects. The Dongara project, where a dry mining definitive feasibility study has been completed and a dredge mining definitive feasibility study is in progress, is approximately 350 km north of Perth, or about 150 km north of the Cooljarloo-Jurien region. The mining and exploration tenure and activities were formerly conducted by the Tiwest Joint Venture. The Swan Coastal Plain is underlain by sediments of the Perth Basin, including Jurassic, Cretaceous, and early Tertiary sequences of various lithologies and a veneer of Late-Tertiary and Quaternary sediments of varying proportions of sand, silt, clay and limestone, mostly of Pliocene to Pleistocene age in the Cooljarloo area west of the Gingin Scarp. The Gingin and related Darling Scarp further south near Perth are escarpments caused by the Darling Fault, which basically forms the boundary between rocks of the Yilgarn Craton to the east and the sedimentary units of the Perth Basin to the west in the Cooljarloo area.

Detrital heavy minerals of the Perth Basin include the ilmenite, rutile and zircon of the Eneabba, Cooljarloo, Capel and other well-known heavy mineral sands districts. The HM were liberated from igneous and metamorphic rocks of the Yilgarn Craton by weathering, and transported by paleo-drainages to the coast where they were concentrated by combinations of longshore drift and wave action. High-grade HMS deposits of probable Pliocene age formed near the base of a regional escarpment known as the Gingin Scarp in the North Perth Basin (Eneabba, Cooljarloo) and as the Darling and Whicher Scarps of the South Perth Basin (Yoganup, Waroona). Younger shorelines within HM deposits associated with Quaternary shorelines occur west of these deposits in the Capel district south of Perth, but these deposits in the North Perth Basin (Jurien, Dongara) have been less exploited due to overburden composed of “calc-arenite” (limestone) and younger sands.

The Cooljarloo mine exploits a complex of HM-mineralized, unconsolidated sediments deposited as beach strandlines, and in near-shore marine or estuarine environments west of the Gingin Scarp during Late Tertiary Period or Late Tertiary-Quaternary Period. The Cooljarloo mining operation consists of a two-dredge mine feeding ore to a floating concentrator, or “wet plant,” and a dry mining operation feeding ore to a land-based concentration plant. Production rates vary, but approximately 750,000 tonnes of HMC from approximately 20 million tonnes of ore at Cooljarloo are transported approximately 100 kilometers south via truck to the Chandala mineral separation plant/synthetic rutile metallurgical complex at Muchea, where the HMC is separated into its VHM components: ilmenite, natural rutile, leucoxene and zircon. Ilmenite is fed to the Chandala synthetic rutile facility, and the other VHM concentrates are transported to Bunbury or other Western Australia ports for sale.

The Cooljarloo mine has been in continuous operation since 1989, and average HM grades are decreasing. Tronox is actively exploring other HM deposits south, west and northwest of the Cooljarloo mine. The strategic goal of our Western Australia Resource Technology and Development Group is to sustain HMC production and ilmenite feed to the Chandala and plants beyond 2020. A dry-mining definitive feasibility study (“DFS”) and a dredge-mining prefeasibility study have been completed at Dongara, and a dredge-mining DFS is currently underway.

Both Jurien and Dongara are younger deposits of probable Quaternary age with locally very high HM grades. The Jurien HM reserves are overlain by “calc-arenite,” (limestone). Historical mining and exploration of the Jurien deposit in the 1970s by junior miner Black Sands and Western Mining Corporation generated much of the data utilized in past reserve statements by Tronox, but the data base and resource modeling of the deposit have been recently updated during 2011-2012 to feasibility-equivalent, wherein the prior HM reserve estimate has been validated. The Dongara deposit complex consists of eight or more Quaternary-age strandline HM deposits which characteristically narrow widths, elongated north-south, and relative high-grade cores with lower-grade margins. Tronox intends to systematically develop the Dongara deposits as the Cooljarloo ore body becomes progressively depleted from 2014 onward.

Tenure

Exploration and mining activities in Australia and South Africa are governed by the legal and regulatory framework of the respective national and state or provincial authorities. Mineral exploration and development in Western Australia is regulated and administered by the Western Australia Department of Mines and Petroleum under the Mining Act 1978. The Mining Act contains provisions for a variety of tenements including prospecting, exploration, retention and other licenses, and mining leases. Mining lease applications are subject to multiple levels of review, including public comment before mineral title is granted, and mining approvals are subject to environmental and other regulatory approvals.

We own mining rights for 29,691 hectares (73,368 acres) in Western Australia, in addition to a mining lease grant covering 9,745 hectares (24,080 acres) under the Western Australia State Agreement Act at the Cooljarloo mine. Twenty mining leases covering 17,890 hectares (44,207 acres) have been granted at Dongara, six of which were in a public comment period at December 31, 2012 as part of the environmental approval process. Three mining leases covering 2,056 hectares (5,080 acres) at Jurien are in effect until 2021, and applications for extension are anticipated.

The MPRDA went into effect in 2004 and is the primary regulatory framework legislation in South Africa. The MPRDA is regulated through the Department of Mineral Resources (the “DMR”) and Minister of Mining and establishes the State of South Africa as the custodian of all mineral resources, effectively transferring privately-owned mineral rights to the State and requiring prior owners or grantees of mineral rights to apply to the DMR for “new order” rights over the previously-held mineral tenements. In addition to the MPRDA other statutes regulating mining-related activities include the National Environmental Management Act 107 (“NEMA”), and National Water Act 36 (“NWA”), and regulatory bodies include the DMR and the South African Department of Environmental Affairs, as well as agencies at the provincial level, such as the Western Cape Dept of Environmental Affairs and Development Planning and the KZN Dept of Environmental Affairs. Prospecting Rights, Mining Rights and Mining Authorities in South Africa may be independent of surface rights, and land-use rentals and access rights agreements are required in some cases.

Operation or Property	Coverage (Ha)	Mining Tenure
Cooljarloo Mine	9,745	W.A. State Agreement Act, active mine
Dongara	17,890	Aggregate 20 Mining Leases, all granted but in EPA approval phase
Jurien	2,056	Aggregate 3 Mining Leases granted; will require EPA approvals to mine
Namakwa Sands	18,626	Aggregate of >20 mining authorizations at Brand se Baai mining complex
KZN Sands Hillendale-Fairbreeze	5,749	Aggregate of seven Mining Rights granted for Hillendale, Fairbreeze and extensions in Empangeni-Mtunzine area. All converted to new order mining rights.

Item 3. Legal Proceedings

Refer to Note 14 of Notes to Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market for our Class A ordinary shares and Holders of Record

Tronox Limited’s Class A Shares began trading on the New York Stock Exchange (the “NYSE”) on June 18, 2012 under the symbol “TROX.” There is no public trading market for Tronox Limited’s Class B shares, which are held by Exxaro. On June 26, 2012, the Board of Directors of Tronox Limited (the “Board”) approved a 5-to-1 share split for holders of its Class A ordinary shares and Class B ordinary shares at the close of business on July 20, 2012, by issuance of four additional shares for each share of the same class by way of bonus issue.

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of Tronox Limited Class A Shares and the quarterly dividends declared since June 18, 2012. All dividends and share prices have been adjusted to reflect the 5-to-1 share split effective July 26, 2012.

	Sales Price		Dividends per Share
	High	Low
2012
Fourth quarter	$24.12	$14.12	$0.25
Third quarter	$27.43	$20.40	$0.25
Second quarter (since June 18, 2012)	$35.00	$23.40	$0.25

As of February 6, 2013, there were approximately 3,641 holders of record of Tronox Limited’s Class A ordinary shares. This does not include the shareholders that hold shares in “street-name” through banks or broker-dealers.

Tronox Incorporated

In connection with the Transaction, Tronox Incorporated shareholders received one Class A ordinary share of Tronox Limited and $12.50 in cash for each share of Tronox Incorporated common stock.

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of Tronox Incorporated’s Class A common shares and the quarterly dividends declared prior to the Transaction on June 15, 2012. All dividends and share prices have been adjusted to reflect the 5-to-1 share split effective July 26, 2012.

	Sales Price		Dividends per Share
	High	Low
2012
Second quarter (through June 15, 2012)	$38.00	$29.35	$—
First quarter	$35.20	$23.60	$—

2011
Fourth quarter	$25.80	$14.95	$—
Third quarter	$33.07	$15.37	$—
Second quarter	$31.60	$23.00	$—
First quarter	$28.80	$18.20	$—

Issuer Purchases of Equity Securities

On June 26, 2012, the Board authorized the repurchase of up to 10% of Tronox Limited voting securities in open market transactions. During 2012, the Company repurchased 12,626,400 Class A ordinary shares, affected for the 5-for-1 share split, at an average price of $25.84 per share, inclusive of commissions, for a total cost of $326 million. Repurchased shares were subsequently cancelled in accordance with Australian law. On September 27, 2012, the Company announced the successful completion of its share repurchase program.

The following table sets forth information regarding Tronox Limited’s purchases of its Class A ordinary shares on a monthly basis during 2012. Share repurchases are recorded on a trade date basis.

Period	a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 – July 31, 2012	909,000	$23.22	909,000	11,717,400
August 1, 2012 – August 31, 2012	5,388,200	$26.49	5,388,200	6,329,200
September 1, 2012 – September 30, 2012	6,329,200	$25.66	6,329,200	—

Recent Sales of Unregistered Securities

As part of its emergence from bankruptcy in 2011, Tronox Incorporated issued common shares, par value $0.01, for the settlement of certain claims filed in the bankruptcy. As a part of these claims settlements, Tronox Incorporated issued:

•	38,172,770 shares of Tronox Incorporated, adjusted for the 5-for-1 share split, for the settlement of certain general unsecured claims.

•

34,099,285 shares of Tronox Incorporated, adjusted for the 5-for-1 share split, in exchange for a $185 million rights offering (the “Rights Offering”) open to certain general unsecured creditors and backstopped by certain groups. The backstop parties, a group of holders of Tronox Incorporated’s $350 million 9.5% senior unsecured notes, committed to purchase any of the Tronox Incorporated shares that were not subscribed to in the Rights Offering, thereby assuring that Tronox Incorporated received the full $185 million. In return for this commitment, the backstop parties received 2,727,945 shares of Tronox Incorporated, adjusted for the 5-for-1 share split, as consideration equal to 8% of the $185 million equity commitment.

•

544,041 Series A Warrants and 672,175 Series B Warrants to holders of equity prior to its emergence from bankruptcy to purchase their pro rata share of a combined total of 7.5% of Tronox Incorporated’s common shares. The Series A Warrants had an exercise price of $62.13 per share and the Series B Warrants had an exercise price of $68.56 per share.

Item 6. Selected Financial Data

The following table sets forth selected historical financial data for the periods indicated. The statement of operations data and supplemental information for the year ended December 31, 2012 reflect the consolidated operating results of Tronox Incorporated prior to June 15, 2012, and, from June 15, 2012 through December 31, 2012, reflect the consolidated operating results of Tronox Limited. The statement of operations data and the supplemental information for the eleven months ended December 31, 2011, one month ended January 31, 2011 and years ended December 31, 2010, 2009 and 2008 reflect the consolidated operating results of Tronox Incorporated. The balance sheet data of December 31, 2012 relates to Tronox Limited. The balance sheet data as of December 31, 2011, 2010, 2009 and 2008 relates to Tronox Incorporated.

This information should be read in conjunction with our Consolidated Financial Statements (including the notes thereto) and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Successor		Predecessor
	Year Ended December 31,	Eleven Months Ended December 31,	One Month Ended January 31,	Year Ended December 31,
	2012	2011	2011	2010	2009	2008
Statement of Operations Data:
Net Sales	$1,832	$1,543	$108	$1,218	$1,070	$1,246
Cost of goods sold	(1,568)	(1,104)	(83)	(996)	(932)	(1,133)

Gross Margin	264	439	25	222	138	113
Selling, general and administrative expenses	(239)	(152)	(5)	(59)	(72)	(114)
Litigation/arbitration settlement	—	10	—	—	—	—
Gain on land sales	—	—	—	—	1	25
Impairment of long-lived assets(1)	—	—	—	—	—	(25)
Restructuring charges(2)	—	—	—	—	(17)	(10)
Net loss on deconsolidation of subsidiary	—	—	—	—	(24)	—
Provision for environmental remediation and restoration, net of reimbursements(3)	—	5	—	47	—	(73)

Income (Loss) from Operations	25	302	20	210	26	(84)
Interest and debt expense(4)	(65)	(30)	(3)	(50)	(36)	(54)
Other income (expense)	(7)	(10)	2	(8)	(11)	(10)
Gain on bargain purchase	1,055	—	—	—	—	—
Reorganization income (expense)	—	—	613	(145)	(10)	—

Income (Loss) from Continuing Operations before Income Taxes	1,008	262	632	7	(31)	(148)
Income tax benefit (provision)	125	(20)	(1)	(2)	2	2

Income (Loss) from Continuing Operations	1,133	242	631	5	(29)	(146)
Income (Loss) from discontinued operations, net of income tax benefit (provision)	—	—	—	1	(10)	(189)

Net Income (Loss)	$1,133	$242	$631	$6	$(39)	$(335)

Loss attributable to noncontrolling interest	1

Net income attributable to Tronox Limited Shareholders	$1,134

Earnings (Loss) from Continuing Operations per Share(5):
Basic	$11.37	$3.22	$15.28	$0.11	$(0.70)	$(3.55)
Diluted	$11.10	$3.10	$15.25	$0.11	$(0.70)	$(3.55)
Balance Sheet Data:
Working capital(6)	$1,706	$488	$458	$483	$489	$(247)
Property, plant and equipment, net and Mineral leasehold, net	$2,862	542	318	316	314	347
Total assets	$5,511	$1,657	$1,091	$1,098	$1,118	$1,045
Noncurrent liabilities:
Long-term debt(6)	$1,605	$421	$421	$421	$423	$—
Environmental remediation and/or restoration(7)	—	1	1	1	—	546
All other noncurrent liabilities	557	203	153	154	50	125
Total liabilities(9)	$2,629	$905	$848	$828	$683	$1,642
Liabilities subject to compromise	$—	$—	$897	$900	$1,048	$—
Total equity	$2,882	$752	$(654)	$(630)	$(613)	$(598)
Supplemental Information:
Depreciation and amortization expense	$211	$79	$4	$50	$53	$76
Capital expenditures	$166	$133	$6	$45	$24	$34
EBITDA(8)	$1,284	$371	$639	$108	$49	$(207)
Adjusted EBITDA(8)	$503	$468	$24	$203	$142	$99

(1)	In 2008, Tronox Incorporated recorded impairment charges for long-lived assets of approximately $3 million related to Savannah, Georgia, and approximately $22 million related to Botlek, Netherlands.

(2)	Restructuring charges in 2009 were primarily the result of the idling of Tronox Incorporated’s Savannah plant. Restructuring charges in 2008 resulted primarily from work force reduction programs, along with asset retirement obligation adjustments.
(3)	In 2010, Tronox Incorporated recorded receivables from its insurance carrier related to environmental clean-up obligations at the Henderson facility. Due to the accounting for the KM Legacy Liabilities, the obligation for this clean-up work had been recorded in 2008 and prior years.
(4)	Excludes $3 million, $33 million and $32 million in the one month ended January 31, 2011 and years ended December 31, 2010 and 2009, respectively, that would have been payable under the terms of the 9.5% senior unsecured notes.
(5)	On June 26, 2012, the Board of Directors of Tronox Limited approved a 5-to-1 share split for holders of its Class A ordinary shares and Class B ordinary shares at the close of business on July 20, 2012, by issuance of four additional shares for each share of the same class by way of bonus issue. All references to number of shares and per share data in the Successor’s consolidated financial statements have been adjusted to reflect the share split, unless otherwise noted. See Note 15 of Notes to Consolidated Financial Statements for additional information regarding the Company’s share split.
(6)	Working capital is defined as the excess (deficit) of current assets over current liabilities. Due to Tronox Incorporated’s financial condition at December 31, 2008, the entire balance of our outstanding debt of $563 million was classified as current obligations, resulting in long-term debt having a balance of $0 and working capital being a deficit. In 2009, the $350 million senior unsecured notes were reclassified to Liabilities Subject to Comprise.
(7)	As a result of the bankruptcy filing and the KM Legacy Liability accounting, environmental remediation and/or restoration liabilities were reclassified to Liabilities Subject to Compromise in 2009.
(8)	EBITDA represents income (loss) before interest expense, income tax benefit (provision), and depreciation and amortization expense. Adjusted EBITDA represents EBITDA as further adjusted to reflect certain items, including as permitted by the applicable credit facilities then in effect.
(9)	Represents total liabilities before liabilities subject to compromise.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the information contained in Tronox Limited’s audited Consolidated Financial Statements for the years ended December 31, 2012, 2011 and 2010 and the related notes thereto. This discussion contains forward-looking statements that involve risks and uncertainties, and actual results could differ materially from those discussed in the forward-looking statements as a result of numerous factors. See “Cautionary Note Regarding Forward-Looking Statements.”

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain financial measures, in particular the presentation of Income from Operations, EBITDA and Adjusted EBITDA, which are not presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). We are presenting these non-U.S. GAAP financial measures because they provide us and readers of this Form 10-K with additional insight into our operational performance relative to earlier periods and relative to our competitors. We do not intend for these non-U.S GAAP financial measures to be a substitute for any U.S. GAAP financial information. Readers of these statements should use these non-U.S. GAAP financial measures only in conjunction with the comparable U.S. GAAP financial measures. A reconciliation of Income from Operations to Income from Continuing Operations, the most comparable U.S. GAAP measure is provided herein. A reconciliation of Net income to EBITDA and Adjusted EBITDA is also provided herein.

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

We have two reportable operating segments, Mineral Sands and Pigment. Corporate and other is comprised of our electrolytic manufacturing and marketing operations, as well as our corporate activities, including businesses that are no longer in operation.

The Mineral Sands segment includes the exploration, mining and beneficiation of mineral sands deposits. These operations produce titanium feedstock, including ilmenite, chloride slag, slag fines and rutile, as well as zircon, pig iron and activated charcoal. Titanium feedstock is used primarily to manufacture TiO2. Zircon is a mineral which is primarily used as an opacifier in ceramic glazes for tiles, plates, dishes and industrial products.

The pigment segment primarily produces and markets TiO2. TiO2 is used in a wide range of products due to its ability to impart whiteness, brightness and opacity. TiO2 is used extensively in the manufacture of paint and other coatings, plastics and paper and in a wide range of other applications, including inks, fibers, rubber, food, cosmetics and pharmaceuticals. TiO2 is a critical component of everyday consumer applications due to its superior ability to cover or mask other materials effectively and efficiently relative to alternative white pigments and extenders. We believe that, at present, TiO2 has no effective substitute because no other white pigment has the physical properties for achieving comparable opacity and brightness or can be incorporated in a cost-effective a manner.

Acquisition of Mineral Sands Business

Because we believe that becoming vertically integrated would benefit us by assuring our access to critical supply, retaining cash and margin in the Company and enabling general operating flexibility, we acquired a global producer of mineral sands with production facilities and sales and marketing presence strategically positioned throughout the world. Specifically, we acquired 74% of Exxaro Resources Ltd’s (“Exxaro”) South African mineral sands operations, including its Namakwa and KZN Sands mines, separation and slag furnaces, along with its 50% share of the Tiwest Joint Venture in Western Australia (together the “mineral sands business”) (the “Transaction”). On June 15, 2012, the date of the Transaction (the “Transaction Date”), the existing business of Tronox Incorporated was combined with the mineral sands business under Tronox Limited.

The Transaction was effectuated in two primary steps. In the first step, Tronox Incorporated became a subsidiary of Tronox Limited, with Tronox Incorporated shareholders receiving one Class A ordinary share (“Class A Shares”) and $12.50 in cash (“Merger Consideration”) for each share of Tronox Incorporated. In the second step, Tronox Limited issued 9,950,856 Class B ordinary shares (“Class B Shares”) to Exxaro and one of its subsidiaries in consideration for the mineral sands business. Upon completion of the

Transaction, former Tronox Incorporated shareholders held 15,413,083 Class A Shares and Exxaro held 9,950,856 Class B Shares, representing approximately 60.8% and 39.2%, respectively, of the voting power in Tronox Limited. Exxaro retained a 26% ownership interest in the South African operations that are part of the mineral sands business in order to comply with the Black Economic Empowerment (“BEE”) legislation of South Africa.

Prior to the Transaction Date, Tronox Incorporated operated the Tiwest Joint Venture with Exxaro Australia Sands Pty Ltd., a subsidiary of Exxaro, which operated a chloride process TiO2 plant located in Kwinana, Western Australia, a mining operation in Cooljarloo, Western Australia, and a mineral separation plant and a synthetic rutile processing facility, both in Chandala, Western Australia. As noted above, in the second step, we acquired the mineral sands business, which was comprised of (i) 74% of Exxaro Sands and Exxaro TSA Sands in South Africa, and (ii) Exxaro’s 50% interest in the Tiwest Joint Venture. As such, as of the Transaction Date, we own 100% of the operations formerly operated by the Tiwest Joint Venture.

We accounted for the Transaction using the acquisition method of accounting guidance for business combinations included in Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), which required recording assets and liabilities at fair value. The acquisition resulted in a bargain purchase gain of $1,055 million. See Note 5 of Notes to Consolidated Financial Statements.

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

The consummation of the Plan resulted in a substantial realignment of the interests in Tronox Incorporated between existing prepetition creditors and shareholders. As a result, Tronox Incorporated was required to adopt fresh-start accounting. Having resolved the material contingencies related to implementing the Plan on January 26, 2011 and due to the proximity to the end of month accounting period, which closed on January 31, 2011, Tronox Incorporated applied fresh-start accounting as of January 31, 2011. Tronox Incorporated evaluated the activity between January 26, 2011 and January 31, 2011 and, based upon the immateriality of such activity, concluded that the use of January 31, 2011 to reflect the fresh-start accounting adjustments was appropriate for financial reporting purposes. The use of the January 31, 2011 date is for financial reporting purposes only and does not affect the Effective Date of the Plan. Accordingly, the financial information set forth in this report, unless otherwise expressly set forth or as the context otherwise indicates, reflects the consolidated results of operations and financial condition of Tronox Incorporated and its subsidiaries on a fresh-start basis for the period following January 31, 2011 (“Successor”), and of Tronox Incorporated and its subsidiaries on a historical basis for the periods through January 31, 2011 (“Predecessor”).

Recent Developments

Dividends Declared—On February 19, 2013, the Board declared a quarterly dividend of $0.25 per share payable on March 20, 2013 to holders of our Class A Shares and Class B Shares at close of business on March 6, 2013. On November 8, 2012, our Tronox Limited Board of Directors (our “Board”) declared a quarterly dividend of $0.25 per share to holders of our Class A Shares and Class B Shares, totaling approximately $29 million. On June 26, 2012, our Board declared a quarterly dividend of $0.25 per share to holders of our Class A Shares and Class B Shares, totaling $32 million. See Note 15 of Notes to Consolidated Financial Statements.

Exxaro Class A Share Purchase Agreement—During October 2012, Exxaro purchased 1.4 million Class A Shares in the open market purchases. At December 31, 2012, Exxaro held approximately 44.6% of the voting securities of Tronox Limited. See Note 15 of Notes to Consolidated Financial Statements.

Executive Management Departure—On September 30, 2012, we entered into a Separation Letter Agreement with Robert C. Gibney, former Senior Vice President and Chief Administrative Officer of Tronox Limited. Mr. Gibney’s resignation was effective on September 29, 2012 (the “Separation Date”). Pursuant to his agreement, among other things, Mr. Gibney will receive severance in the amount of $650,000 payable biweekly over the 365 days following the Separation Date. We accrued for Mr. Gibney’s severance as of the Separation Date. Additionally, 7,500 restricted shares vested immediately and all remaining unvested awards were immediately forfeited and cancelled without any consideration being paid.

T-Bucks Employee Participation Plan (“T-Bucks EPP”) – In September 2012, we created the T-Bucks EPP for the benefit of certain employees in South Africa. An initial capital contribution to the T-Bucks Trust of R124 million (approximately $15 million), was used to acquire 548,234 Class A Shares. See Note 19 of Notes to Consolidated Financial Statements.

Regulatory Approval—In September 2012, the South African Department of Mineral Resources approved our amendment application to the Environmental Management Program for our KZN Sands Fairbreeze mine project. This, together with the National Environmental Management Act authorization received earlier this year, allows us to commence with selected construction activities while awaiting further authorizations. During October 2012, the Mtunzini Conservatory filed an application for an injunction to halt the early-phase construction at our KZN Fairbreeze mine. We opposed the injunction and remain strong in our belief that the early-phase construction, is within the required legislative framework.

Share Repurchases—During 2012, we repurchased 12.6 million Class A Shares, affected for the 5-for-1 share split, at an average price of $25.84 per share, inclusive of commissions, for a total cost of $326 million. On September 27, 2012, we announced the successful completion of our share repurchase program. See Note 15 of Notes to Consolidated Financial Statements.

Senior Notes—On August 20, 2012, Tronox Limited’s wholly-owned subsidiary, Tronox Finance LLC, issued $900 million aggregate principal amount of 6.375% senior notes due 2020 (the “Senior Notes”). The Senior Notes bear interest semiannually at a rate equal to 6.375% and were sold at par value. See Note 12 of Notes to Consolidated Financial Statements.

Share Split Declared—On June 26, 2012, our Board of Directors approved a 5-to-1 share split for holders of our Class A Shares and Class B Shares at the close of business on July 20, 2012, by issuance of four additional shares for each share of the same class. See Note 15 of Notes to Consolidated Financial Statements.

UBS Revolver—On June 18, 2012, in connection with the closing of the Transaction, we entered into a global senior secured asset-based revolving credit agreement with UBS AG (the “UBS Revolver”) with a maturity date of June 18, 2017. The UBS Revolver provides us with a committed source of capital with a principal borrowing amount of up to $300 million, subject to a borrowing base. See Note 12 of Notes to Consolidated Financial Statements.

ABSA Revolver—In connection with the Transaction, we entered into a R900 million (approximately $106 million) revolving credit facility with ABSA Bank Limited acting through its ABSA Capital Division with a maturity date of June 14, 2017 (the “ABSA Revolver”). See Note 12 of Notes to Consolidated Financial Statements.

Term Loan Draw Down—On June 14, 2012, in connection with the closing of the Transaction, we drew down the $150 million on the Senior Secured Delayed Draw Term Loan (as discussed in Exit Facility Refinancing below). See Note 12 of Notes to Consolidated Financial Statements.

Refinancing of the Wells Revolver—On February 8, 2012, Tronox Incorporated amended the Wells Revolver to facilitate the Transaction while keeping the revolver in force. On June 18, 2012, in connection with the Transaction, we utilized the UBS Revolver to refinance the $125 million senior secured credit agreement with Wells Fargo Capital Finance, LLC (the “Wells Revolver”). See Note 12 of Notes to Consolidated Financial Statements.

Exit Facility Refinancing—On February 8, 2012, Tronox Incorporated refinanced its $425 million exit facility due October 21, 2015 (the “Exit Financing Facility”), and obtained a new Goldman Sachs facility comprised of a $550 million Senior Secured Term Loan and a $150 million Senior Secured Delayed Draw Term Loan (together, the “Term Facility”). The Term Facility expressly permitted the Transaction and, together with existing cash, funded the cash needs of the combined business, including cash needs in the Transaction. See Note 12 of Notes to Consolidated Financial Statements.

Consolidated Results of Operations

Year Ended December 31, 2012 Compared to the Combined Twelve Month Period Ended December 31, 2011

	Successor		Predecessor
	Year Ended December 31, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 31, 2011
Net Sales	$1,832	$1,543	$108
Cost of goods sold	(1,568)	(1,104)	(83)

Gross Margin	264	439	25
Selling, general and administrative expenses	(239)	(152)	(5)
Litigation/arbitration settlement	—	10	—
Provision for environmental remediation and restoration, net of reimbursements	—	5	—

Income from Operations	25	302	20
Interest and debt expense	(65)	(30)	(3)
Other income (expense)	(7)	(10)	2
Gain on bargain purchase	1,055	—	—
Reorganization income	—	—	613

Income from Continuing Operations before Income Taxes	1,008	262	632
Income tax benefit (provision)	125	(20)	(1)

Net Income	$1,133	$242	$631

All references to 2011 refer to the combined twelve month period ended December 31, 2011, which includes the Successor period and the Predecessor period, unless otherwise indicated.

We reported net sales for 2012 of $1,832 million, an increase of 11% or $181 million. During 2012 and 2011, 68% and 86%, respectively, of our net sales were generated from the sale of TiO2. The increase in net sales for 2012 reflects the impact of the acquired businesses, higher selling prices in all of our businesses partially offset by lower sales volumes. The acquired businesses contributed $524 million to consolidated net sales during 2012. Higher prices resulted from a strong market in early-to-mid 2011 and the carryover of price increases from 2011. As market demand softened in late 2011 and early 2012, we began to experience price erosion which accelerated in the latter half of 2012. During 2012, sales volumes declined in both the mineral sands and pigment businesses due to simultaneous market weakness in China, Europe, and North America. The impact of foreign currency exchange rates decreased net sales by $25 million during 2012 as compared to 2011.

Cost of goods sold for 2012 was $1,568 million, an increase of 32% or $381 million. The increase reflects the inclusion of the acquired business, higher pigment production costs, primarily for raw materials and chemical products, as well as higher per unit costs due to lower capacity utilization during 2012, partially offset by a decrease in sales volumes. Cost of goods sold for 2012 includes $152 million of non-cash amortization of inventory step-up and unfavorable ore sales contracts as a result of purchase accounting. During 2012, we reduced pigment production volumes in response to decreased sales volumes. Unfavorable exchange rate changes primarily due to movements in the Australian dollar increased cost of sales by $52 million 2012 as compared to 2011.

Our gross margin decreased $200 million during 2012 to 14% of net sales as compared to 28% of net sales in 2011. Noncash amortization of $152 million as a result of purchase accounting impacted the 2012 gross margin by 1%, with the remainder primarily due to higher costs and lower sales volumes, partially offset by higher selling prices.

Selling, general and administrative expenses were $239 million in 2012, an increase of $82 million or 52% during 2012 as compared to 2011. During 2012, the acquired business accounted for approximately $20 million of our total selling, general and administrative costs. The increase during 2012 compared to 2011 is primarily due to:

•	Increase of $16 million related to share-based compensation awards vesting to employees upon consummation of the Transaction.

•	Increase in severance expense of $1 million related to the change in the Company’s CEO, as well as other positions that have been eliminated as a result of the Transaction.

•	Stamp duty taxes of $37 million recorded in 2012 based upon the transfer of the mineral sands business to Tronox.

•	Increased costs for corporate relocation, including rent, staffing and recruiting costs of $4 million in 2012.

•

Increase in depreciation and amortization of $3 million primarily due to the amortization of internal-use software during 2012, as well as additional depreciation on fixed assets acquired in the Transaction.

Interest and debt expense for 2012 was $65 million, an increase of $32 million. The increase is primarily attributable to interest expense on the Senior Notes, the new asset based lending facilities, the refinanced Term Facility, as well as an increase in the amortization of deferred debt issuance costs. Interest expense increased as we financed the acquisition, specifically the merger consideration, and subsequently established the capital structure for the company. Interest expense related to the Senior Notes was $21 million during 2012. Interest expense related to the new Term Facility was $29 million during 2012 versus $30 million in 2011. Amortization of deferred debt issuance costs and discount on debt increased $9 million during 2012 due to refinancing of the Wells Revolver. In connection with obtaining the Term Facility, we incurred debt issuance costs of $17 million, of which $5 million was paid in 2011 and $12 million was paid in 2012. We also incurred $17 million of issuance costs in connection with the Senior Notes.

The acquisition of the mineral sands business resulted in a one-time gain on bargain purchase of $1,055 million, which was based on the estimated fair value of the assets and liabilities assumed.

We recognized reorganization income of $613 million during 2011 relating to a $659 million gain recognized due to implementation of fresh-start accounting and the discharge of debt and satisfaction of claims, partially offset by $46 million of reorganization expenses including legal and professional fees, claims adjustments and other fees related to a $185 million rights offering and debt financing.

The negative effective tax rate for 2012 differs from the Australian statutory tax rate of 30% as a result of the release of a valuation allowance in a foreign jurisdiction and as a consequence of re-domiciling certain subsidiaries in Australia. Because the Australian tax laws provide for a resetting of the tax basis of the business assets to market value, we recorded a tax benefit related to this market value basis adjustment. The overall tax benefit from this basis adjustment was partially offset by a valuation allowance established for the portion of the tax benefit which we believe will not be realized. Because this basis change did not pertain to an entity acquired in the Transaction, this net tax benefit was recorded through tax expense and did not impact our gain on bargain purchase.

Additionally, 2012 was impacted by continued valuation allowances in the United States and income in foreign jurisdictions taxed at rates lower than 30%, and the gain on bargain purchase which was recorded net of the financial tax impact and is not subject to income tax in any jurisdiction.

The effective tax rates for the eleven month period ended December 31, 2011 differs from the U.S. statutory rate of 35% primarily due to valuation allowances in the United States and income in foreign jurisdictions taxed at rates lower than 35%. In the one month ended January 31, 2011, the effective tax rate for the period differs from the U.S. statutory rate of 35% primarily due to fresh-start adjustments, which were recorded net of tax. Additionally, the one month period effective tax rate was impacted by valuation allowances in multiple jurisdictions and income in foreign jurisdictions taxed at rates lower than 35%.

Operations Review of Segment Revenue and Profit

Net Sales

	Successor		Predecessor
	Year Ended December 31, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 31, 2011	YTD Change
Mineral Sands segment	$760	$160	$8	$592
Pigment segment	1,246	1,327	89	(170)
Corporate and other	128	133	14	(19)
Eliminations	(302)	(77)	(3)	(222)

Net Sales	$1,832	$1,543	$108	$181

Mineral Sands segment

Net sales increased $592 million during 2012 as compared to 2011. The increase is attributable to the acquired business which, on a segment basis, contributed $489 million in revenue for the period since the acquisition. The remaining increase was primarily comprised of a $125 million increase in sales prices, offset by a $22 million decrease in sales volumes. Mineral products sales prices, primarily rutile used in the production of TiO2, increased as a result of strong global demand during the period when forward pricing was negotiated. Synthetic rutile price per tonne increased over 149% during 2012 as compared to 2011, while the natural rutile price per tonne increased approximately 176% during 2012 as compared to 2011. Mineral products volumes decreased during 2012 due to slowing global demand for TiO2 in 2012. Rutile volumes sold decreased approximately 45% during 2012, while the zircon volumes sold decreased approximately 30% during 2012.

Pigment segment

Pigment segment net sales decreased 12% during 2012 as compared to 2011. The decrease is primarily due to a 21% reduction in sales volumes amounting to $295 million, partially offset by a 14% increase in selling prices, amounting to $152 million. Unfavorable effects from changes in foreign currency negatively impacted net sales by $25 million while other changes were negative by $2 million.

Corporate and other

Net sales decreased $20 million, or 14% during 2012 as compared to 2011. Corporate and other includes our electrolytic manufacturing business. Electrolytic and other chemical products net sales were essentially flat from year to year with higher selling prices for sodium chlorate offsetting lower volumes of the same product. The overall decrease from 2011 to 2012 is related to the transfer of the sulfuric acid business to an environmental trust upon emergence from bankruptcy as well as reduced revenues generated from our former relationship in the Tiwest joint venture with Exxaro.

Income from Operations

	Successor		Predecessor
	Year Ended December 31, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 31, 2011	Change
Mineral Sands segment	$156	$42	$2	$112
Pigment segment	57	323	20	(286)
Corporate and other	(139)	(54)	(1)	(84)
Eliminations	(49)	(9)	(1)	(39)

Income from operations	25	302	20	(297)
Interest and debt expense	(65)	(30)	(3)
Other income (expense)	(7)	(10)	2
Gain on bargain purchase	1,055	—	—
Reorganization income	—	—	613

Income from operations before taxes	1,008	262	632

Income tax benefit (provision)	125	(20)	(1)

Income from continuing operations	$1,133	$242	$631

Mineral Sands segment

Income from operations increased $112 million or 255% during 2012. The acquired businesses contributed $8 million to segment income from operations during 2012. The remaining increase of $104 million during 2012 is primarily attributable to the $125 million increase in selling prices, as discussed above. Cost of goods sold in the Mineral Sands segment, in 2012, includes $136 million of non-cash inventory step-up amortization due to purchase accounting.

Pigment segment

Income from operations decreased $286 million, or 83% during 2012. This decrease was primarily driven by higher costs, specifically for feedstock ores and other chemicals of $352 million and lower sales volumes of $86 million, partially offset by the higher pricing of $152 million discussed above. Pigment segment cost of goods sold during 2012 includes $16 million of noncash inventory step-up amortization due to purchase accounting.

Corporate and Other

During 2012 income from operations decreased $84 million 2012 as compared to 2011. This decrease is primarily attributable to higher selling general and administrative costs of $58 million, a litigation/arbitration settlement of $10 million in 2011 and lower revenues generated from our former relationship in the Tiwest joint venture with Exxaro of $16 million. Selling, general and administrative expenses increased primarily due to share based awards of $17 million, stamp duty transfer taxes of $37 million and costs associated with corporate relocation of $4 million.

Combined Twelve Month Period Ended December 31, 2011 Compared to the Year Ended December 31, 2010

	Successor	Predecessor
	Eleven Months Ended December 31,	One Month Ended January 31,	Year Ended December 31,
	2011	2011	2010
Net Sales	$1,543	$108	$1,218
Cost of goods sold	(1,104)	(83)	(996)

Gross Margin	439	25	222
Selling, general and administrative expenses	(152)	(5)	(59)
Litigation/arbitration settlement	10	—	—
Provision for environmental remediation and restoration, net of reimbursements	5	—	47

Income from Operations	302	20	210
Interest and debt expense	(30)	(3)	(50)
Other income (expense)	(10)	2	(8)
Reorganization income (expense)	—	613	(145)

Income from Continuing Operations before Income Taxes	262	632	7
Income tax provision	(20)	(1)	(2)

Income from Continuing Operations	242	631	5
Income from discontinued operations, net of income tax benefit (provision)	—	—	1

Net Income	$242	$631	$6

References to 2011 refer to the combined twelve month period ended December 31, 2011, which include the Successor period and the Predecessor period, unless otherwise indicated. An analysis of net sales for each business unit is included in the “Operations Review of Segment Revenue and Profit” section below.

We reported net sales of $1,651 million, an increase of $433 million or 36%. During 2011 and 2010, 86% and 83%, respectively of our net sales were generated from the sale of TiO2. Market conditions in 2011 led to strong global demand for TiO2 products throughout the first three quarters of 2011. Although demand softened in the fourth quarter, due to customer destocking and slower economic activity globally, our sales price and sales volumes of TiO2 and mineral products were higher than in 2010.

Cost of goods sold increased 19% during 2011 as compared to 2010. The increase to cost of goods sold resulted from higher sales volumes, increases in production costs for raw materials, chemicals, energy, employee related costs and unfavorable foreign currency effects. Cost of goods sold in 2011 includes $36 million of non-cash fresh-start inventory step-up amortization.

Gross margin increased 109% or $242 million to $439 million in 2011 as compared to 2010. Gross margin percentage of net sales was 28% as compared to 18% in 2010. The improvement was primarily due to the increased selling prices and sales volumes, discussed above, partially offset by higher costs and unfavorable exchange rate changes.

Selling, general and administrative expenses increased $98 million to $157 million in 2011 as compared to 2010. The increase was primarily due to the following:

•	Amortization of intangible assets subsequent to fresh-start accounting of $22 million;

•	Employee variable compensation and benefit costs of approximately $50 million, including $14 million related to amortization of restricted shares during 2011 compared to $1 million during 2010;

•

Costs associated with the acquisition of the mineral sands business, including banker fees, legal and professional fees and the registration rights penalty of approximately $28 million during 2011 compared to costs incurred for outside services used during the bankruptcy and during the emergence from bankruptcy, including attorneys, contract labor and other of $17 million during 2010;

•	Audit and professional fees incurred related to fresh-start accounting and the three year audit of our financial statements of approximately $16 million; and

•	Marketing costs incurred of $15 million during 2011 compared to $11 million during 2010.

On December 21, 2011, we entered into a separation agreement with Dennis Wanlass, our former CEO. Under the terms of the agreement, we recorded a cash severance payment of $3 million and $3 million related to accelerated vesting of restricted shares granted under the management equity incentive plan, which are included in selling, general and administrative expense.

The Board hired Thomas Casey, the Chairman of the Board, as our Chief Executive Officer as we prepared to assimilate our announced acquisition of the mineral sands business. Mr. Casey was paid a $2 million sign-on bonus, which was included in selling, general and administrative expenses.

The litigation/arbitration settlement income of $10 million was due to the settlement with RTI Hamilton, Inc. The settlement agreement reflects the compromise and settlement of disputed claims in complete accord and satisfaction thereof. Of the total payment of $11 million, $1 million constitutes payment for capital costs we incurred in relation to the agreement, plus interest.

Provision for environmental remediation and restoration was income of $5 million during 2011 as compared to income of $47 million in 2010. The 2011 activity is a result of additional reimbursements received under the Predecessor’s environmental insurance policy related to its remediation efforts at the Henderson, Nevada site. During 2010, we recorded receivables from our insurance carrier related to environmental clean-up obligations at the Henderson facility. Due to the accounting for the legacy environmental liabilities, the obligation for the clean-up work had been recorded in prior years, but the insurance coverage was confirmed in 2010 and 2011.

Interest and debt expense decreased $17 million, or 34% during 2011 as compared to 2010. The $33 million during 2011 is comprised of $29 million of interest expense on the Exit Financing Facility and the Wells Revolver, $4 million of other interest expense and $1 million of amortization of deferred debt issuance costs, offset by $1 million of capitalized interest. During the one month ended January 31, 2011, interest expense excludes $3 million, which would have been payable under the terms of the $350 million 9.5% senior unsecured notes, which was not accrued while we were in bankruptcy. The $50 million during 2010 is comprised of $40 million of interest expense on the debtor-in-possession facility, $9 million of amortization of deferred debt issuance costs and $1 million of other costs. During 2010, interest expense excluded $33 million, which would have been payable under the terms of the $350 million 9.5% senior unsecured notes, which was not accrued while we were in bankruptcy.

Other expense of $8 million in 2012 decreased less than $1 million for 2010. The change was primarily due to foreign currency losses of $6 million during 2011 compared to foreign currency losses of $13 million in 2010, offset by a $5 million gain on the liquidation/dissolution of a subsidiary during 2010. The remaining increase is attributable to changes in interest income and other non-operating income.

We recognized reorganization income of $613 million during 2011 related to a $659 million gain recognized due to implementation of fresh-start accounting and the discharge of debt and satisfaction of claims, partially offset by $46 million of reorganization expenses including legal and professional fees, claims adjustments and other fees related to a $185 million rights offering and debt financing. In 2010, we incurred $67 million of reorganization expenses, including legal and professional fees related to finalizing the Plan and disclosure statement, as well as fees related to the debtor-in-possession financing in place during the period, partially offset by gains on rejected contracts and other items related to the ongoing claims reconciliation process.

The tax provision of $21 million for 2011 represents an effective tax rate of 8% as compared to a $2 million provision in 2010 representing a 30% tax rate for that period. This rate differs from the U.S. statutory rate of 35% primarily due to valuation allowances in the United States and income in foreign jurisdictions taxed at rates lower than 35%., statute lapses in a foreign jurisdiction and fresh-start adjustments.

Operations Review of Segment Revenue and Profits

Net Sales

	Successor		Predecessor
	Eleven Months Ended December 31, 2011	One Month Ended January 31, 2011	Year Ended December 31, 2010	Change
Mineral Sands segment	$160	$8	$109	$59
Pigment segment	1,327	89	1,005	411
Corporate and other	133	14	153	(6)
Eliminations	(77)	(3)	(49)	(31)

Net Sales	$1,543	$108	$1,218	$433

Mineral Sands segment

Net sales increased $59 million, or 54%, during 2011. The increase is attributable to increased selling prices of $59 million, primarily on zircon and synthetic rutile. The sales mix in 2012 versus 2011 favored the feedstock ores versus zircon however overall the effect of the sales mix was flat from year to year on a volume basis.

Pigment segment

Pigment segment net sales increased $411 million, or 41% during 2011. This increase was primarily attributable to increased selling prices of $382 million, increased volumes of $11 million and the favorable effects of exchange rate changes on sales of $18 million. During 2011, TiO2 sales prices increased, primarily as a result of the general global economic recovery and constrained supply of TiO2. These factors caused a supply and demand situation that enabled Tronox to pass through price increases to its customers. The average price per metric tonne sold during 2011 increased approximately 41% compared to the average price per metric tonne sold during 2010.

Corporate and other

Net sales decreased $6 million, or 4% during 2011 as compared to 2010. Corporate and other includes our electrolytic manufacturing business and, prior to our emergence from bankruptcy, also included our sulfuric acid operation. Electrolytic and other chemical products net sales were flat from year to year as increased selling prices for sodium chlorate offset lower volumes of manganese dioxide. The overall decrease from 2011 to 2012 is primarily related to the transfer of the sulfuric acid business to an environmental trust upon emergence from bankruptcy in 2011 offset by increased revenues generated from our former relationship in the Tiwest joint venture with Exxaro.

Income from Operations

	Successor	Predecessor		YTD Change
	Eleven Months Ended December 31, 2011	One Month Ended January 31, 2011	Year Ended December 31, 2010	YTD Change
Mineral Sands segment	$42	$2	$7	$37
Pigment segment	323	20	163	180
Corporate and Other	(54)	(1)	40	(95)
Eliminations	(9)	(1)	—	(10)

Income from operations	302	20	210	112
Interest and debt expense	(30)	(3)	(50)
Other income (expense)	(10)	2	(8)
Reorganization income	—	613	(145)

Income from Continuing Operations before Taxes	262	632	7

Income tax benefit (provision)	(20)	(1)	(2)

Income from Continuing Operations	$242	$631	$5

Mineral Sands segment

Income from operations increased $37 million during 2011 as compared to 2010. The increase in Mineral Sands profitability is primarily due to increased selling prices of $59 million, primarily on zircon and synthetic rutile partially offset by unfavorable effects of exchange rate changes of $13 million related to costs incurred in Australian dollars.

Pigment segment

Income from operations increased $180 million, or over 100% during 2011 as compared to 2010. This increase was primarily attributable to higher selling prices of $382 million, partially offset by higher production costs of $160 million and selling, general and administrative and other expenses of $33 million. Higher production costs were due to a 19% increase year-over-year for raw materials and process chemicals. We also experienced increased energy costs and increased employee-related costs due to the implementation of variable compensation and the post emergence accounting impact on pension and postretirement medical cost. Foreign currency effects of $9 million were net unfavorable primarily due to movements in the Australian dollar versus the U.S. dollar.

Corporate and Other

Income from operations decreased $95 million during 2011 as compared to 2010. The Electrolytic business had decreased income from operations of $5 million primarily due to higher costs associated with manganese dioxide and selling general and administrative expenses partially offset by higher pricing for the sodium chlorate products. The remaining decrease is primarily attributable to decreased reimbursements of environmental expenditures related to the Henderson facility of $43 million, increased selling, general and administrative expenses of $67 million partially offset by a litigation/settlement award recognized in 2011 of $10 million and revenues generated from our former relationship in the Tiwest joint venture with Exxaro Resources Limited of $10 million.

In selling, general and administrative expenses we incurred:

•

costs associated with the bankruptcy and the acquisition of the mineral sands business, including banker fees, legal and professional fees and the registration rights penalty, which accounted for approximately $28 million. Additionally, during 2011, we incurred audit and professional fees related to the three year audit of our financial statements of approximately $16 million.

•

incremental employee variable compensation and benefit costs associated with the implementation of incentive cash and share-based compensation programs, as well as costs associated with our post-emergence accounting for pensions and postretirement healthcare benefit costs.

•	During 2011, we recognized $3 million of amortization of intangible assets recorded as part of fresh-start accounting.

Non-U.S. GAAP Financial Measures

EBITDA and Adjusted EBITDA, which are used by management to measure performance, are non-U.S. GAAP financial measures. Management believes that EBITDA is useful to investors, as it is commonly used in the industry as a means of evaluating operating performance. EBITDA and Adjusted EBITDA are not recognized terms under U.S. GAAP and do not purport to be an alternative measure of our financial performance as determined in accordance with U.S. GAAP. Because other companies may calculate EBITDA and Adjusted EBITDA differently than we do, EBITDA and Adjusted EBITDA, as presented herein, may not be comparable to similarly titled measures reported by other companies.

Management believes these non-U.S. GAAP financial measures:

•

Reflect our ongoing business in a manner that allows for meaningful period-to-period comparison and analysis of trends in our business, as they exclude income and expense that are not reflective of ongoing operating results;

•	Provide useful information in understanding and evaluating our operating results and comparing financial results across periods;

•	Provide an normalized view of our operating performance by excluding items that are either non-cash or non-recurring in nature;

•	Enable investors to assess our compliance with financial covenants under our debt instruments; and

•	Adjusted EBITDA is one of the primary measures management uses for planning and budgeting processes and to monitor and evaluate financial and operating results.

The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods presented:

	Successor		Predecessor
	Year Ended December 31, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 31, 2011	Year Ended December 31, 2010
Net income	$1,133	$242	$631	$6
Interest and debt expense	65	30	3	50
Income tax provision (benefit)	(125)	20	1	2
Depreciation and amortization expense	211	79	4	50

EBITDA	1,284	371	639	108
Gain on bargain purchase	(1,055)	—	—	—
Amortization of inventory step-up and unfavorable ore sales contracts from purchase accounting	152	—	—	—
Transfer tax incurred due to acquisition	37	—	—	—
Gain on fresh-start accounting	—	—	(659)	—
Reorganization expense associated with bankruptcy(a)	—	—	46	145
Amortization of inventory step-up from fresh start accounting	—	36	—	—
Provision for environmental remediation and restoration, net of reimbursements	—	(5)	—	(47)
Litigation/arbitration settlement	—	(10)	—	—
Share-based compensation	31	14	—	1
Foreign currency remeasurement	6	7	(1)	12
Transaction costs and financial statement restatement costs (b)	32	39	—	—
Other items(c)	16	16	(1)	(16)

Adjusted EBITDA	$503	$468	$24	$203

(a)	We incurred costs related to the Chapter 11 bankruptcy proceedings. These items include cash and non-cash charges related to contract terminations, prepetition obligations, debtor-in-possession financing costs, legal and professional fees.
(b)	During 2012, transaction costs consist of costs associated with the acquisition of the mineral sands business, including banker fees, legal and professional fees, as well as costs associated with the preparation and amending of the registration statement on Form S-4 filed with the Securities and Exchange Commission in connection with the Transaction and costs associated with the integration of the mineral sands business that occurred after the closing of the Transaction. During the eleven months ended December 31, 2011, transaction costs and financial statement restatement costs include expenses related to the Transaction, fresh-start accounting fees, costs associated with restating Tronox Incorporated’s environmental reserves and the auditing of the historical financial statements. Costs associated with the Transaction include legal and professional fees related to due diligence and transaction advice as well as investment banking fees.
(c)	Includes noncash pension and postretirement healthcare costs, accretion expense, fixed asset write-downs and abandonment expense, gains and losses on the sale of assets, noncash gains on liquidation of a subsidiary, income (loss) from discontinued operations, and other noncash or non-recurring income or expenses.

Business Environment

The following discussion includes trends and factors that may affect future operating results.

Mineral Sands – Titanium feedstock ores, the primary raw materials used in the production of TiO2, experienced a significant rise in selling prices during 2011 and continuing into 2012. The vertical integration of titanium feedstock and TiO2 production provides us with a secure and cost competitive supply of high grade titanium feedstock over the long term. Our ability to supply all of the feedstock that our pigment operations require enables us to balance our consumption and sales in ways that our competitors cannot. We believe the market will strengthen in 2013, and as it does, this low cost position should enable us to achieve higher margins, significantly reduce earnings volatility and strong cash generation under any market conditions by selling feedstock indirectly into the market and by consuming feedstock at the cost of extraction and beneficiation for our pigment business

TiO2 –During 2012, we saw a softening of TiO2 sales volumes due to continued customer destocking and decline in global demand, primarily as a result of weaker residential and commercial construction markets in Europe and Asia. Average selling prices of TiO2 were approximately 14% lower during 2012 than 2011, while TiO2 volumes declined 21%.

Supply and Demand – We believe that we are in an advantaged strategic position in our industry under any macro-economic conditions and across business cycles. Vertical integration gives us enduring advantages such as our low-cost position which is enabled by capturing feedstock margin on pigment sales and selling the most attractively-priced feedstock in the merchant market, which we believe should result in higher margins, lower earnings volatility and significant free cash flow generation.

Competition — We operate in highly competitive markets, and face competition not only from chloride process pigment producers, but also sulphate process pigment producers. Moreover, because transport costs are minor relative to the cost of our product, there is also some competition between products produced in one region versus products produced in another region.

Pricing and Volumes – During 2012, average selling prices of TiO2 were approximately 14% lower than 2011, while TiO2 volumes declined 21%. Given the softening of sales volumes in our pigment segment, we expect further price declines in average global pigment markets in the first half of 2013 relative to the second half of 2012.

As the largest vertically integrated company in our industry, we now benefit from the same rising ore prices that TiO2 producers will face as advantaged ore contracts expire. We believe that we are built to optimize market swings on either side of the supply chain and are well positioned to thrive in changing market conditions.

Seasonality — The demand for TiO2 during a given year is subject to seasonal fluctuations. TiO2 sales are generally higher in the second and third quarters of the year primarily due to the increase in paint production to meet demand resulting from the spring and summer painting season in North America and Europe.

Because TiO2 is widely used in paint and other coatings, titanium feedstocks are in higher demand prior to the painting season (spring and summer in the Northern Hemisphere), and pig iron is in lower demand during the European summer holidays, when many steel plants and foundries undergo maintenance. Zircon generally is a non-seasonal product but is negatively impacted by the Chinese New Year holiday due to reduced zircon demand from China.

Currency Exchange Rates — The financial condition and results of operations of our operating entities in the Netherlands, South Africa and Australia are reported in various foreign currencies and then converted into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. As a result, any volatility of the U.S. dollar against these foreign currencies creates uncertainty for and may have a positive or negative impact on reported sales and operating results. Foreign currency effects appear in our financial statements in several ways. First, they impact reported amounts of revenues and expenses and are embedded in each line item of the financial statements. Second, for changes in reported asset and liability amounts, changes are reported in either other income (expense) on the Consolidated Statements of Operations or in cumulative translation adjustments in “Accumulated other comprehensive income (loss)” on the Consolidated Balance Sheets.

Environmental — We currently report and manage greenhouse gas (“GHG”) emissions as required by law for sites located in areas (European Union/Australia) requiring such managing and reporting. While the United States has not adopted any federal climate change legislation, the EPA has introduced some GHG programs. For example, under the EPA’s GHG “Tailoring Rule,” expansions or new construction could be subject to the Clean Air Act’s Prevention of Significant Deterioration (“PSD”) requirements. Some of our facilities are currently subject to GHG emissions monitoring and reporting. Changes or additional requirements due to GHG regulations could impact our capital and operating costs. However, it is not possible at the present time to estimate any financial impacts to these U.S. operating sites. Also, some in the scientific community believe that increasing concentrations of GHGs in the atmosphere may result in climatic changes. Depending on the severity of climatic changes, our operations could be adversely affected. The Western Australian operations are subject to a new Australian carbon tax law that went into effect in July 2012, resulting in an approximate $7 million impact annually.

Political and social unrest in South Africa - South Africa has been experiencing political and social unrest in the platinum and gold industries. Changes to or instability in the economic or political environment in South Africa or neighboring countries, especially if such changes create political instability, actual or potential shortages of production materials or labor unrest, could result in production delays and production shortfalls and materially impact our production and results of operations. We have recently negotiated new labor contracts with the unions in South Africa. We consider relations with our employees to be good.

Financial Condition and Liquidity

The following table provides information for the analysis of our historical financial condition and liquidity:

	Successor
	December 31,	December 31,
	2012	2011
Cash and cash equivalents	$716	$154
Working capital(1)	$1,706	$488
Total assets	$5,511	$1,657
Total long-term debt	$1,615	$427

(1)	Represents excess of current assets over current liabilities.

As of December 31, 2012, our total liquidity was $996 million, which was comprised of $203 million available under the $300 million UBS Revolver, $77 million available under the ABSA Revolver and $716 million in cash and cash equivalents. As of December 31, 2012, we had $30 million drawn on the ABSA Revolver and a $29 million of letter of credit issued against the UBS Revolver. In 2012, cash and cash equivalents increased $562 million, reflecting issuance of $900 million senior notes, less fees paid of $18 million, the refinancing of our $425 million Exit Financing Facility to a $700 million Term Loan and $115 million of cash received in the Transaction, partially offset by cash used in operations, costs associated with the acquisition of the mineral sands business, and cash used to pay the fees associated with the refinancing.

At December 31, 2012, we held cash and cash equivalents in the respective jurisdictions: $50 million in the United States, $35 million in Europe, $63 million in South Africa, and $568 million in Australia. Our credit facilities limit transfers of funds from subsidiaries in the United States to certain foreign subsidiaries. Foreign subsidiaries do not have limits on transferring funds to the United States or between themselves. We have in place intercompany financing agreements that enable the movement of cash to the United States, if needed.

The use of our cash will also include servicing our interest and debt repayment obligations, making pension contributions and funding certain capital expenditures for innovative initiatives, productivity enhancements and maintenance and safety requirements.

Cash Flows

The following table presents cash flow for the periods indicated:

	Successor		Predecessor
	Year Ended December 31, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 31, 2011
Net cash provided by (used in) operating activities	$118	$263	$(283)
Net cash used in investing activities	(52)	(132)	(6)
Net cash provided by (used in) financing activities	490	(35)	208
Effect of exchange rate changes on cash	6	(3)	—

Net increase (decrease) in cash and cash equivalents	$562	$93	$(81)

Cash Flows from Operating Activities - Cash flows from operating activities for 2012 were a source of funds of $118 million compared to a use of funds of $20 million for the combined twelve month period ended December 31, 2011. The source of funds during 2012 was primarily attributable to positive operating results and the collection of accounts receivable, partially offset by increased inventories. Inventories increased due to a slowdown in demand and higher input prices. The source of funds in the eleven month period ended December 31, 2011 reflects the strong operating performance during 2011 as pricing increased throughout the year, while the use of funds during the one month ended January, 31, 2011, reflects our emergence from bankruptcy, including the funding of the environmental and tort trusts, the payment of claims and professional fees in cash, and clearance of our liabilities subject to compromise.

Cash Flows from Investing Activities - Net cash provided by investing activities during 2012 primarily reflects $115 million of cash received in the Transaction, offset by $166 million of capital expenditures. Capital expenditures for 2013 are expected to be in the range of $220 million to $280 million.

Cash Flows from Financing Activities—Net cash provided by financing activities was $490 million compared $173 million in the twelve months ended December 31, 2011.

Cash inflows were comprised of the following:

•	Issuance of $900 million aggregate principal bonds;

•	Refinancing of the Exit Facility with a $700 million Term Facility, less a $7 million discount, resulting in a cash inflow of $693 million; and

•	Draw down of $30 million on the Wells Revolver, $30 million on the UBS Revolver and $54 million on the ABSA Revolver.

Cash outflows were primarily comprised of the following:

•	Repurchased 12.6 million Class A Shares, affected for the 5-for-1 share split, at an average price of $25.84 per share, inclusive of commissions, for a total cost of $326 million;

•	Repayment of the Exit Financing Facility of $421 million;

•	Repayment of $30 million on the Wells Revolver, $30 million on the UBS Revolver and $24 million on the ABSA Revolver

•	Repayment of other debt of $80 million;

•	Dividends paid of $61 million;

•

Merger consideration paid in connection with the Transaction of $193 million, whereby Tronox Incorporated shareholders received one Class A Share and $12.50 in cash for each share of Tronox Incorporated;

•	Share purchases for the Employee Participation Plan of $15 million; and

•	Payment of debt issuance costs of $38 million.

Capital Resources

Short-Term Debt

On June 18, 2012, in connection with the closing of the Transaction, we entered into a $300 million revolving syndicated facility agreement with UBS. At December 31, 2012, we had outstanding letters of credit, bank guarantees and performance bonds of approximately $55 million, of which $29 million in letter of credit were issued under the UBS Revolver.

During 2012, we had borrowings of $30 million against the Wells Revolver, which were repaid with borrowings under the UBS Revolver. On June 18, 2012, we refinanced the Wells Revolver with the UBS Revolver. The $30 million balance was repaid during the second quarter.

In connection with the Transaction, we entered into a R900 million revolving credit facility with ABSA Bank Limited acting through its ABSA Capital Division. At December 31, 2012, we had drawn down R250 million (approximately $30 million). At December 31, 2012, we had bank guarantees of approximately $20 million issued by ABSA.

Long-Term Debt

On August 20, 2012, Tronox Limited’s wholly-owned subsidiary, Tronox Finance LLC, issued $900 million aggregate principal amount of 6.375% Senior Notes. The Senior Notes were offered to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act. The Senior Notes bear interest semiannually at a rate equal to 6.375% and were sold at par value.

On February 8, 2012, Tronox Incorporated obtained from Goldman Sachs Bank USA a Term Loan facility comprised of a $550 million Senior Secured Term Loan and a $150 million Senior Secured Delayed Draw Term Loan (together, the Term Facility). The Term Facility has a maturity date of February 8, 2018. The Term Facility was issued net of an original issue discount of $7 million, or 1%, which is being amortized over the life of the Term Facility. On June 14, 2012, in connection with the closing of the Transaction, Tronox Incorporated drew down the $150 million on the Senior Secured Delayed Draw Term Loan. At December 31, 2012, the original issue discount was $6 million.

See Note 12 of Notes to Consolidated Financial Statements for additional information related our short-term and long-term debt.

Financial Covenants

We have financial covenants on the UBS Revolver, the ABSA Revolver and the Term Facility. At December 31, 2012, we were in compliance with our financial covenants. See Note 12 of Notes to Consolidated Financial Statements for additional information related to our financial covenants.

Rights Offering

On February 14, 2011, Tronox Incorporated received $185 million of new equity investment in a rights offering that was open to certain general unsecured creditors. Under the Plan, the general unsecured creditors were given rights to purchase up to 45.5% of the new shares issued on the Effective Date, based on a 17.6% discount to Tronox Incorporated’s total enterprise value of $1,063 million as presented in the Plan. The backstop parties, a group of holders of Tronox Incorporated’s 9.5% senior unsecured notes, committed to purchase any of the new common shares that were not subscribed to in the Rights Offering, thereby assuring that we received the full $185 million. In return for this commitment, the backstop parties received consideration equal to 8% of the $185 million equity commitment (payable as an additional 3.6% of the new common shares issued on the Effective Date).

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of December 31, 2012:

	Contractual Obligation Payments Due by Year
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt and lease financing (including interest)(1)	$2,277	$105	$208	$201	$1,763
Purchase obligations(2)	991	344	575	14	58
Operating leases	284	29	52	46	157

Total	$3,552	$478	$835	$261	$1,978

(1)	We calculated the Term Facility interest at a base rate of 2% plus a margin of 2.25%.
(2)	Includes obligations to purchase requirements of ore, process chemicals, supplies, utilities and services.

Critical Accounting Policies

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

Long-Lived Assets

Key estimates related to long-lived assets (property, plant and equipment, mineral leaseholds and intangible assets) include useful lives, recoverability of carrying values and the existence of any retirement obligations. As a result of future decisions, such estimates could be significantly modified. The estimated useful lives of property, plant and equipment range from three to forty years, and depreciation is recognized on a straight-line basis. Useful lives are estimated based upon our historical experience, engineering estimates and industry information. These estimates include an assumption regarding periodic maintenance and an appropriate level of annual capital expenditures to maintain the assets. Mineral leaseholds are depreciated over their useful lives as determined under the units of production method. Intangible assets with finite useful lives are amortized on the straight-line basis over their estimated useful lives. The amortization methods and remaining useful lives are reviewed annually.

We evaluate the recoverability of the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Under such circumstances, we assess whether the projected undiscounted cash flows of our long-lived assets are sufficient to recover the existing unamortized cost of our long-lived assets. If the undiscounted projected cash flows are not sufficient, we calculate the impairment amount by discounting the projected cash flows using our weighted-average cost of capital. The amount of the impairment is written off against earnings in the period in which the impairment is determined.

Asset Retirement Obligations

To the extent a legal obligation exists, an asset retirement obligation (“ARO”) is recorded at its estimated fair value and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is measured using expected future cash outflows discounted at our credit-adjusted risk-free interest rate. No market-risk premium has been included in our calculation of ARO balances since we can make no reliable estimate. Our consolidated financial statements classify accretion expense related to asset retirement obligations as a production cost, which is included in “Cost of goods sold” on the Consolidated Statements of Operations.

We used the following assumptions in determining asset retirement obligations associated with mine closure and rehabilitation costs:

•	inflation 2.5%-5% per year;

•	credit adjusted risk-free interest rate of 4.52%-7%; and

•	life of mine over 14-38 years at December 31, 2012.

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

Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided against a deferred tax asset when it is more likely than not that all or some portion of the deferred tax asset will not be realized. We periodically assess the likelihood that we will be able to recover our deferred tax assets, and reflect any changes in our estimates in the valuation allowance, with a corresponding adjustment to earnings or other comprehensive income (loss) as appropriate. ASC 740, Income Taxes, requires that all available positive and negative evidence be weighted to determine whether a valuation allowance should be recorded.

The amount of income taxes we pay are subject to ongoing audits by federal, state and foreign tax authorities, which may result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions for which it is more likely than not that a tax benefit will be sustained, we record the amount that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties are accrued as part of tax expense, where applicable. If we do not believe that it is more likely than not that a tax benefit will be sustained, no tax benefit is recognized.

Pension and Postretirement Benefits

We provide pension and postretirement benefits for qualifying employees worldwide. These plans are accounted for and disclosed in accordance with ASC 715, Compensation—Retirement Benefits.

U.S. Plans

The following are considered significant assumptions related to our retirement and postretirement plans, with a brief description of the methodology used by management to develop the significant assumptions included below:

Discount Rate. The discount rate selected for all U.S. plans was 4.5% as of both December 31, 2012 and 2011. The rate was selected based on the results of a cash flow matching analysis, which projected the expected cash flows of the plans using a yield curves model developed from a universe of Aa-graded U.S. currency corporate bonds (obtained from Bloomberg) with at least $50 million outstanding. Bonds with features that imply unreliable pricing, a less than certain cash flow, or other indicators of optionality are filtered out of the universe. The remaining universe is categorized into maturity groups, and within each of the maturity groups yields are ranked into percentiles.

Expected Long-term Rate of Return. The estimated long-term rate of return assumption used in the determination of net periodic cost for the year ended December 31, 2012 and 2011 was 5.75% and 6.44%, respectively. This rate was developed after reviewing both a capital asset pricing model using historical data and a forecasted earnings model. An expected return analysis is performed which incorporates the current portfolio allocation, historical asset-class returns and an assessment of expected future performance using asset-class risk factors.

Rate of Compensation Increases. Our estimated rate of compensation increase was 3.5% at both December 31, 2012 and 2011 based on our long-term plans for compensation increases and expected economic conditions, including the effects of merit increases, promotions and general inflation.

Health Care Cost Trend Rates. At December 31, 2012, the assumed health care cost trend rates used to measure the expected cost of benefits covered by the postretirement healthcare plan was 9% in 2013, gradually declining to 5% in 2018 and thereafter. A 1% increase in the assumed health care cost trend rate for each future year would increase the accumulated postretirement benefit obligation at December 31, 2012 by $1.3 million, while the aggregate of the service and interest cost components of the 2012 net periodic postretirement cost would increase by less than $1 million. A 1% decrease in the trend rate for each future year would reduce the accumulated benefit obligation at December 31, 2012 by $1.1 million and decrease the aggregate of the service and interest cost components of the net periodic postretirement cost for 2012 by less than $1 million.

Foreign Benefit Plans

We currently provide defined benefit retirement plans (funded) for qualifying employees in the Netherlands. The various assumptions used and the attribution of the costs to periods of employee service are fundamental to the measurement of net periodic cost and pension obligations associated with the retirement plans. The following are considered significant assumptions related to our foreign retirement plans:

Discount Rate. The discount rate selected for the Netherlands plan was 5.25% for both December 31, 2012 and 2011, which is based on long-term Euro corporate bond index rates that correlate with anticipated cash flows associated with future benefit payments.

Expected Long-term Rate of Return. The expected long-term rate of return assumption for the Netherlands plan of 5.25% for both December 31, 2012 and 2011 was developed considering the portfolio mix and country-specific economic data that includes the expected long-term rates of return on local government and corporate bonds.

Rate of Compensation Increases. We determine our rate of compensation assumptions based on our long-term plans for compensation increases specific to employee groups covered. At both December 31, 2012 and 2011, the rate of compensation increases for the Netherlands plan was 3.5%.

Recent Accounting Pronouncements

See Note 4 of Tronox Limited’s Notes to Consolidated Financial Statements for recently issued accounting pronouncements.

Environmental Matters

We are subject to a broad array of international, federal, state and local laws and regulations relating to safety, pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, we are subject to frequent environmental inspections and monitoring and occasional investigations by governmental enforcement authorities. Under these laws, we are or may be required to obtain or maintain permits or licenses in connection with our operations. In addition, under these laws, we are or may be required to remove or mitigate the effects on the environment of the disposal or release of chemical, petroleum, low-level radioactive and other substances at our facilities. We may incur future costs for capital improvements and general compliance under environmental, health and safety laws, including costs to acquire, maintain and repair pollution control equipment. Environmental laws and regulations are becoming increasingly stringent, and compliance costs are significant and will continue to be significant in the foreseeable future. There can be no assurance that such laws and regulations or any environmental law or regulation enacted in the future is not likely to have a material effect on our business. We are in compliance with applicable environmental rules and regulations. Currently, we do not have any outstanding notices of violations or orders from regulatory agencies.

At many of our operations, we comply with worldwide, voluntary standards developed by the International Organization for Standardization (“ISO”), a nongovernmental organization that promotes the development of standards and serves as a bridging organization for quality and environmental standards, such as ISO 9002 for quality management and ISO 14001 for environmental management.

In December 2006, the European parliament and European council approved a new European regulatory framework for chemicals called REACH. REACH took effect on June 1, 2007, and the program it establishes will be phased in over 11 years. The registration, evaluation and authorization phases of the program will require expenditures and resource commitments in order to, for example, participate in mandatory data-sharing forums; acquire, generate and evaluate data; prepare and submit dossiers for substance registration; obtain legal advice and reformulate products, if necessary.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market, credit, operational and liquidity risks in the normal course of business, which are discussed below. We manage these risks through normal operating and financing activities and, when appropriate, through the use of derivative instruments. We do not invest in derivative instruments for speculative purposes, but historically have entered into, and may enter into, derivative instruments for hedging purposes in order to reduce the exposure to fluctuations in interest rates, natural gas prices and exchange rates.

Commodity Price Risk

A substantial portion of our products and raw materials are commodities that reprice as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to vary with changes in the business cycle and are expected to do so in the near term as ore prices are expected to fluctuate over the next few years. The Company tries to protect against such instability through various business strategies. These include provisions in sales contracts allowing us to pass on higher raw material costs through timely price increases and formula price contracts to transfer or share commodity price risk.

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

Interest Rate Risk

Our exposure to interest rate risk is minimized by the fact that the floating rate debt of $726 million includes a Libor floor of 1%. Using a sensitivity analysis, a hypothetical 1% increase in interest rates from those in effect at December 31, 2012 would result in an increase to pre-tax income of $5 million due to the fact that our floating rate financial assets are $716 million at December 31, 2012.

Foreign Exchange Risk

The Company manufactures and markets its products in a number of countries throughout the world and, as a result, is exposed to changes in foreign currency exchange rates, particularly in Australia, South Africa and the Netherlands. Costs in Australia and South Africa are incurred, primarily, in local currencies other than the U.S. dollar. In Australia and South Africa, the majority of our revenues are in U.S. dollars. In Europe, however, a majority of our revenues and costs are in the local currency creating a partial natural hedge. This leaves the Company exposed to movements in the Australian dollar and South African Rand versus the U.S. dollar. In order to manage this risk, we have from time to time entered into forward contracts to buy and sell foreign currencies as “economic hedges” for these foreign currency transactions. As of December 31, 2012, we did not have any forward contracts in place.

Item 8. Financial Statements and Supplementary Data

Page No.
Tronox Limited Audited Annual Financial Statements
Report of Independent Registered Public Accounting Firm	66
Consolidated Statements of Operations for the Year Ended December 31, 2012 (Successor), the Eleven Months Ended December 31, 2011 (Successor), One Month Ended January 31, 2011 (Predecessor) and Year Ended December 31, 2010 (Predecessor)	67
Consolidated Statements of Comprehensive Income (Loss) for the Year Ended December 31, 2012 (Successor), the Eleven Months Ended December 31, 2011 (Successor), One Month Ended January 31, 2011 (Predecessor) and Year Ended December 31, 2010 (Predecessor)	68
Consolidated Balance Sheets at December 31, 2012 (Successor) and December 31, 2011 (Successor)	69
Consolidated Statements of Cash Flows for the Year Ended December 31, 2012 (Successor), the Eleven Months Ended December 31, 2011 (Successor), One Month Ended January 31, 2011 (Predecessor) and Year Ended December 31, 2010 (Predecessor)	70
Consolidated Statements of Shareholders’ Equity for the Year Ended December 31, 2012 (Successor), the Eleven Months Ended December 31, 2011 (Successor), One Month Ended January 31, 2011 (Predecessor) and Year Ended December 31, 2010 (Predecessor)	71
Notes to Consolidated Financial Statements	72

*	On September 25, 2011, Tronox Incorporated entered into a definitive agreement (the “Transaction Agreement”) with Exxaro Resources Limited (“Exxaro”) and certain of its affiliated companies, to acquire 74% of its South African mineral sands operations, including its Namakwa and KwaZulu-Natal (“KZN”) Sands mines, separation facilities and slag furnaces, along with Exxaro’s 50% share of the Tiwest Joint Venture in Western Australia (together the “mineral sands business”) (the “Transaction”). In anticipation of the consummation of the Transaction, Tronox Incorporated formed an Australian subsidiary, Tronox Limited.

On June 15, 2012, the date of the Transaction, the existing business of Tronox Incorporated was combined with the mineral sands business under Tronox Limited. The Transaction was effectuated in two primary steps. In the first step, Tronox Incorporated became a subsidiary of Tronox Limited, with Tronox Incorporated shareholders receiving one Tronox Limited Class A ordinary share (“Class A Shares”) and $12.50 in cash for each share of Tronox Incorporated common shares. In the second step, Tronox Limited issued 9,950,856 Class B ordinary shares (“Class B Shares”) to Exxaro and one of its subsidiaries in consideration for the mineral sands business. Upon completion of the Transaction, former Tronox Incorporated shareholders held 15,413,083 Class A Shares and Exxaro held 9,950,856 Class B Shares, representing approximately 60.8% and 39.2%, respectively, of the voting interest in Tronox Limited.

These consolidated financial statements reflect the historical results of operations and financial position of Tronox Limited including the mineral sands business for all periods after June 15, 2012. Prior to June 15, 2012, the date of the Transaction, the consolidated financial statements included herein represent the financial statements of Tronox Incorporated.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Tronox Limited

We have audited the accompanying consolidated balance sheets of Tronox Limited and subsidiaries (the Company) as of December 31, 2012 (Successor Company) and 2011 (Successor Company), and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the year ended December 31, 2012 (Successor Company), the eleven months ended December 31, 2011 (Successor Company), the one month ended January 31, 2011 (Predecessor Company) and the year ended December 31, 2010 (Predecessor Company). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tronox Limited and subsidiaries as of December 31, 2012 (Successor Company) and 2011 (Successor Company), and the results of their operations and their cash flows for the year ended December 31, 2012 (Successor Company), the eleven months ended December 31, 2011 (Successor Company), the one month ended January 31, 2011 (Predecessor Company) and the year ended December 31, 2010 (Predecessor Company), in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 and 23 to the consolidated financial statements, Tronox Incorporated and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code on January 12, 2009. Material conditions to the Company’s Plan of Reorganization were resolved on January 26, 2011 and the Company subsequently emerged from bankruptcy protection. In connection with its emergence from bankruptcy, the Company adopted the guidance for fresh start accounting in accordance with FASB ASC Topic 852, Reorganizations, as of January 31, 2011.

/s/ Grant Thornton LLP

Oklahoma City, Oklahoma

February 28, 2013

TRONOX LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

(Millions of dollars, except share and per share data)

	Successor		Predecessor
	Year Ended December 31, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 31, 2011	Year Ended December 31, 2010
Net Sales	$1,832	$1,543	$108	$1,218
Cost of goods sold	(1,568)	(1,104)	(83)	(996)

Gross Margin	264	439	25	222
Selling, general and administrative expenses	(239)	(152)	(5)	(59)
Litigation/arbitration settlement	—	10	—	—
Provision for environmental remediation and restoration, net of reimbursements	—	5	—	47

Income from Operations	25	302	20	210
Interest and debt expense	(65)	(30)	(3)	(50)
Other income (expense)	(7)	(10)	2	(8)
Gain on bargain purchase	1,055	—	—	—
Reorganization income (expense)	—	—	613	(145)

Income from Continuing Operations before Income Taxes	1,008	262	632	7
Income tax benefit (provision)	125	(20)	(1)	(2)

Income from Continuing Operations	1,133	242	631	5
Income from discontinued operations	—	—	—	1

Net Income	1,133	242	631	6
Net loss attributable to noncontrolling interest	1	—	—	—

Net Income attributable to Tronox Limited Shareholders	$1,134	$242	$631	$6

Earnings per Share, Basic and Diluted(1):
Basic —
Continuing operations	$11.37	$3.22	$15.28	$0.11
Discontinued operations	—	—	—	0.03

Earnings per share	$11.37	$3.22	$15.28	$0.14

Diluted —
Continuing operations	$11.10	$3.10	$15.25	$0.11
Discontinued operations	—	—	—	0.03

Earnings per share	$11.10	$3.10	$15.25	$0.14

Weighted Average Shares Outstanding (in thousands):
Basic	98,985	74,905	41,311	41,232
Diluted	101,406	78,095	41,399	41,383

(1)	On June 26, 2012, the Board of Directors of Tronox Limited approved a 5-to-1 share split for holders of its Class A ordinary shares and Class B ordinary shares at the close of business on July 20, 2012, by issuance of four additional shares for each share of the same class by way of bonus issue. All references to number of shares and per share data in the Successor’s consolidated financial statements have been adjusted to reflect the share split, unless otherwise noted. See Note 15 for additional information regarding the Company’s share split.

See notes to consolidated financial statements.

TRONOX LIMITED

CONSOLIDATED STATEMENTS COMPREHENSIVE INCOME (LOSS)

(Millions of dollars)

	Successor		Predecessor
	Year Ended December 31, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 31, 2011	Year Ended December 31, 2010
Net Income:
Net income	$1,133	$242	$631	$6
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	10	(6)	1	(10)
Retirement and postretirement plans:
Actuarial losses, net of taxes	(48)	(51)	—	(19)
Amortization of actuarial gains, net of taxes	—	—	—	3
Prior service credit, net of taxes	—	—	—	12
Amortization of prior service cost, net of taxes	—	—	(1)	(14)
Termination of nonqualified benefits restoration plan, net of taxes	—	—	—	5

Other comprehensive income (loss)	(38)	(57)	—	(23)

Total Comprehensive Income (Loss)	$1,095	$185	$631	$(17)

Comprehensive Income (Loss) Attributable to Noncontrolling Interest:
Net loss	1	—	—	—
Foreign currency translation adjustments	(1)	—	—	—

Comprehensive income (loss) attributable to noncontrolling interest	—	—	—	—

Comprehensive Income (Loss) Attributable to Tronox Limited Shareholders	$1,095	$185	$631	$(17)

See notes to consolidated financial statements.

TRONOX LIMITED

CONSOLIDATED BALANCE SHEETS

(Millions of dollars, except share and per share data)

	Successor
	December 31, 2012	December 31, 2011
Current Assets
Cash and cash equivalents	$716	$154
Accounts receivable, net of allowance for doubtful accounts of $3 and less than $1	391	278
Inventories	914	311
Prepaid and other assets	38	22
Deferred income taxes	114	4

Total Current Assets	2,173	769
Noncurrent Assets
Property, plant and equipment, net	1,423	504
Mineral leaseholds, net	1,439	38
Intangible assets, net	326	325
Long-term deferred tax assets	91	9
Other long-term assets	59	12

Total Assets	$5,511	$1,657

Current Liabilities
Accounts payable:
Third party	$189	$127
Related party	—	74
Accrued liabilities	209	46
Short-term debt	30	—
Long-term debt due within one year	10	6
Income taxes payable	24	28
Current deferred income taxes	5	—

Total Current Liabilities	467	281

Noncurrent Liabilities
Long-term debt	1,605	421
Pension and postretirement healthcare benefits	176	142
Asset retirement obligations	106	29
Deferred income taxes	222	19
Other	53	13

Total Noncurrent Liabilities	2,162	624

Contingencies and Commitments
Shareholders’ Equity
Tronox Limited Class A ordinary shares, par value $0.01 — 63,413,288 shares issued and 62,103,989 shares outstanding at December 31, 2012(1)	1	—
Tronox Limited Class B ordinary shares, par value $0.01 — 51,154,280 shares issued and outstanding at December 31, 2012(1)	—	—
Tronox Incorporated common shares, par value $0.01 — 100,000,000 shares authorized, 77,034,015 shares issued and 75,383,455 shares outstanding at December 31, 2011(1)	—	—
Capital in excess of par value	1,429	579
Retained earnings	1,314	242
Accumulated other comprehensive loss	(95)	(57)
Tronox Incorporated treasury shares, at cost — 472,565 shares at December 31, 2011(1)	—	(12)

Total Shareholders’ Equity	2,649	752
Noncontrolling interest	233	—

Total Equity	2,882	752

Total Liabilities and Shareholders’ Equity	$5,511	$1,657

(1)	On June 26, 2012, the Board of Directors of Tronox Limited approved a 5-to-1 share split for holders of its Class A ordinary shares and Class B ordinary shares at the close of business on July 20, 2012, by issuance of four additional shares for each share of the same class by way of bonus issue. All references to number of shares and per share data in the Successor’s consolidated financial statements have been adjusted to reflect the share split, unless otherwise noted. See Note 15 for additional information regarding the Company’s share split.

See notes to consolidated financial statements.

TRONOX LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions of dollars)

	Successor		Predecessor
	Year Ended December 31, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 31, 2011	Year Ended December 31, 2010
Cash Flows from Operating Activities:
Net income	$1,133	$242	$631	$6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	211	79	4	50
Deferred income taxes	(162)	4	1	(5)
Share-based compensation expense	31	14	—	1
Amortization of debt issuance costs and discount on debt	10	1	—	9
Pension and postretirement healthcare benefit expense (income), net	5	4	—	(11)
Gain on bargain purchase	(1,055)	—	—	—
Provision for environmental remediation and restoration, net of reimbursements	—	—	—	(49)
Other noncash items affecting net income	201	(7)	—	5
Reorganization items	—	—	(954)	(37)
Contributions to employee pension and postretirement plans	(31)	(8)	—	(7)
Changes in assets and liabilities (net of effects of acquisition):
(Increase) decrease in accounts receivable	83	(58)	(10)	(11)
(Increase) decrease in inventories	(222)	(64)	(15)	(7)
(Increase) decrease in prepaids and other assets	16	28	36	20
Increase (decrease) in accounts payable and accrued liabilities	(107)	(28)	24	100
Increase (decrease) in taxes payable	2	26	—	(1)
Other, net	3	30	—	14

Cash provided by (used in) operating activities	118	263	(283)	77

Cash Flows from Investing Activities:
Capital expenditures	(166)	(133)	(6)	(45)
Cash paid in acquisition of minerals sands business	(1)	—	—	—
Cash received in acquisition of minerals sands business	115	—	—	—
Proceeds from the sale of assets	—	1	—	—

Cash used in investing activities	(52)	(132)	(6)	(45)

Cash Flows from Financing Activities:
Reductions of debt	(585)	(45)	—	(425)
Proceeds from borrowings	1,707	14	25	425
Debt issuance costs and commitment fees	(38)	(5)	(2)	(15)
Merger consideration	(193)	—	—	—
Class A ordinary share repurchases	(326)	—	—	—
Shares purchased for the Employee Participation Plan	(15)	—	—	—
Dividends paid	(61)	—	—	—
Proceeds from conversion of warrants	1	1	—	—
Proceeds from rights offering	—	—	185	—
Fees related to rights offering and other related debt costs	—	—	—	(17)

Cash provided by (used in) financing activities	490	(35)	208	(32)

Effects of Exchange Rate Changes on Cash and Cash Equivalents	6	(3)	—	(1)

Net Increase (Decrease) in Cash and Cash Equivalents	562	93	(81)	(1)
Cash and Cash Equivalents at Beginning of Period	154	61	142	143

Cash and Cash Equivalents at End of Period	$716	$154	$61	$142

Supplemental Cash Flow Information:
Interest paid	$34	$29	$3	$40
Net income taxes paid	$26	$8	$—	$6

See notes to consolidated financial statements.

TRONOX LIMITED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Millions of dollars)

	Tronox Limited Class A Ordinary Shares	Tronox Limited Class B Ordinary Shares	Tronox Incorporated Common Share	Capital in Excess of par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Successor: Balance at December 31, 2011	$—	$—	$—	$579	$242	$(57)	$(12)	$752	$—	$752
Fair value of noncontrolling interest on Transaction Date	—	—	—	—	—	—	—	—	233	233
Net income (loss)	—	—	—	—	1,134	—	—	1,134	(1)	1,133
Other comprehensive income	—	—	—	—	—	(38)	—	(38)	1	(37)
Merger consideration paid	—	—	—	(193)	—	—	—	(193)	—	(193)
Issuance of Tronox Limited shares	—	—	—	1,370	—	—	—	1,370	—	1,370
Share-based compensation	—	—	—	5	—	—	—	5	—	5
Shares purchased for the Employee Participation Plan	—	—	—	(15)	—	—	—	(15)	—	(15)
Issuance of Tronox Limited shares in share-split	1	—	—	—	(1)	—	—	—	—	—
Class A and Class B share dividend declared	—	—	—	—	(61)	—	—	(61)	—	(61)
Tronox Limited Class A shares repurchased	—	—	—	(326)	—	—	—	(326)	—	(326)
Warrants exercised	—	—	—	1	—	—	—	1	—	1
Tronox Incorporated share-based compensation	—	—	—	27	—	—	(7)	20	—	20
Tronox Incorporated common shares vested/cancelled	—	—	—	(19)	—	—	19	—	—	—

Balance at December 31, 2012	$1	$—	$—	$1,429	$1,314	$(95)	$—	$2,649	$233	$2,882

(1)	On June 26, 2012, the Board of Directors of Tronox Limited approved a 5-to-1 share split for holders of its Class A ordinary shares and Class B ordinary shares at the close of business on July 20, 2012, by issuance of four additional shares for each share of the same class by way of bonus issue. All references to number of shares and per share data in the Successor’s consolidated financial statements have been adjusted to reflect the share split, unless otherwise noted. See Note 15 for additional information regarding the Company’s share split.

	Tronox Incorporated Common Shares	Tronox Class A Common Shares	Tronox Class B Common Shares	Capital in Excess of par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Total Shareholders’ Equity
Predecessor: Balance at December 31, 2009	$—	$—	$—	$496	$(1,134)	$32	$(7)	$(613)
Net income	—	—	—	—	6	—	—	6
Other comprehensive loss	—	—	—	—	—	(23)	—	(23)

Predecessor: Balance at December 31, 2010	$—	$—	$—	$496	$(1,128)	$9	$(7)	$(630)
Net income	—	—	—	—	631	—	—	631
Fresh-start reporting adjustments:
Elimination of predecessor shares, capital in excess of par value, and accumulated deficit	—	—	—	(496)	497	(9)	7	(1)
Issuance of new shares	—	—	—	564	—	—	—	564

Predecessor: Balance at January 31, 2011	$—	$—	$—	$564	$—	$—	$—	$564

Successor: Balance at February 1, 2011	$—	$—	$—	$564	$—	$—	$—	$564
Net income	—	—	—	—	242	—	—	242
Other comprehensive income	—	—	—	—	—	(57)	—	(57)
Shares withheld for claims	—	—	—	—	—	—	(7)	(7)
Warrants exercised	—	—	—	1	—	—	—	1
Share-based compensation	—	—	—	14	—	—	(5)	9

Successor: Balance at December 31, 2011	$—	$—	$—	$579	$242	$(57)	$(12)	$752

See notes to consolidated financial statements.

TRONOX LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars, except share, per share and tonnes data or unless otherwise noted)

1. The Company

Tronox Limited, a public limited company registered under the laws of the State of Western Australia, Australia, and its subsidiaries (collectively referred to as “Tronox” or “the Company”) is a global leader in the production and marketing of titanium bearing mineral sands and titanium dioxide pigment (“TiO2”). The Company’s world-class, high performance TiO2 products are critical components of everyday applications such as paint and other coatings, plastics, paper and other applications. The Company’s mineral sands business consists primarily of two product streams—titanium feedstock and zircon. Titanium feedstock is primarily used to manufacture TiO2. Zircon, a hard, glossy mineral, is used for the manufacture of ceramics, refractories, TV glass and a range of other industrial and chemical products. Tronox has global operations in North America, Europe, South Africa and Australia. The Company operates three TiO2 facilities at the following locations: Hamilton, Mississippi, Botlek, The Netherlands, and Kwinana, Western Australia, representing approximately 465,000 tonnes of annual TiO2 production capacity. Additionally, Tronox operates three separate mining operations: KwaZulu-Natal (“KZN”) Sands located in South Africa, Namakwa Sands located in South Africa and Cooljarloo located in Western Australia, which have a combined annual production capacity of approximately 723,000 tonnes of titanium feedstock and approximately 265,000 tonnes of zircon.

Tronox Limited was formed on September 21, 2011 for the purpose of the Transaction (defined below). Prior to the completion of the Transaction, Tronox Limited was wholly-owned by Tronox Incorporated, and had no operating assets or operations. On September 25, 2011, Tronox Incorporated, a Delaware corporation formed on May 17, 2005(“Tronox Incorporated”), in preparation for the contribution and transfer by Kerr-McGee Corporation (“Kerr-McGee” or “KM”) of certain entities, including those comprising substantially all of its chemical business, entered into a definitive agreement (as amended, the “Transaction Agreement”) with Exxaro Resources Limited (“Exxaro”) and certain of its affiliated companies, to acquire 74% of its South African mineral sands operations, including its Namakwa and KZN Sands mines, separation facilities and slag furnaces, along with its 50% share of the Tiwest Joint Venture (together the “mineral sands business”) (the “Transaction”). On June 15, 2012, the date of the Transaction (the “Transaction Date”), the existing business of Tronox Incorporated was combined with the mineral sands business in an integrated series of transactions whereby Tronox Limited became the parent company in a tax inversion transaction.

On May 4, 2012, Tronox Limited registered Class A ordinary shares (“Class A Shares”) to be issued to shareholders of Tronox Incorporated in connection with the completion of the Transaction. On the Transaction Date, Tronox Limited issued 15,413,083 Class A Shares to shareholders in Tronox Incorporated. In addition, on the Transaction Date, Tronox Limited issued 9,950,856 Class B ordinary shares (“Class B Shares”) to Exxaro and one of its subsidiaries in consideration for the mineral sands business. Immediately following the Transaction, Tronox Incorporated shareholders and Exxaro held approximately 60.8% and 39.2%, respectively, of the voting securities of Tronox Limited. Under the terms of the Transaction Agreement, Exxaro agreed that for a three-year period after the completion of the Transaction, it would not engage in any transaction or other action, that would result in its beneficial ownership of the voting shares of Tronox Limited exceeding 45% of the total issued shares of Tronox Limited.

On June 26, 2012, the Board of Directors of Tronox Limited (the “Board”) approved a 5-to-1 share split for holders of its Class A Shares and Class B Shares at the close of business on July 20, 2012, by issuance of four additional shares for each share of the same class by way of bonus issue. All references to the number of shares and per share data in the consolidated financial statements and notes thereto have been adjusted to reflect the share split, unless otherwise noted or as the context otherwise acquires. See Note 15 for additional information regarding the Company’s share split.

During 2012, the Company repurchased 12,626,400 Class A Shares, which was approximately 10% of the total voting securities. During October 2012, Exxaro purchased 1,400,000 Class A Shares in market purchases. At December 31, 2012, Exxaro held approximately 44.6% of the voting securities of Tronox Limited.

2. Basis of Presentation

Tronox Limited is registered under the laws of the State of Western Australia, Australia, and is considered a domestic company in Australia. As such, Tronox Limited is required to report in Australia under International Financial Reporting Standards (“IFRS”). Additionally, as Tronox Limited is not considered a “foreign private issuer,” the Company is required to comply with the reporting and other requirements imposed by the U.S. securities law on U.S. domestic issuers, which, among other things, requires reporting in the United States under accounting principles generally accepted in the United States of America (“U.S.GAAP”). The consolidated financial statements included in this Form 10-K are prepared in conformity with U.S.GAAP. The Company publishes its consolidated financial statements, in both U.S. GAAP and IFRS, in U.S. dollars.

In connection with its emergence from bankruptcy, Tronox Incorporated applied fresh-start accounting under Accounting Standards Codification (“ASC”) 852, Reorganizations (“ASC 852”) as of January 31, 2011. Accordingly, the financial information of Tronox Incorporated set forth in this Form 10-K, unless otherwise expressly set forth or as the context otherwise indicates, reflects the

TRONOX LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars, except share, per share and tonnes data or unless otherwise noted)

consolidated results of operations and financial condition on a fresh-start basis for the period beginning February 1, 2011 (“Successor”), and on a historical basis for the period through January 31, 2011 (“Predecessor”).

The Consolidated Balance Sheet as of December 31, 2012 relates to Tronox Limited and the Consolidated Balance Sheet as of December 31, 2011 relates to Tronox Incorporated. The Consolidated Statement of Operations and the Consolidated Statement of Cash Flows for the year ended December 31, 2012 reflect the consolidated operating results of Tronox Incorporated prior to June 15, 2012, and, from June 15, 2012 through December 31, 2012, reflect the consolidated operating results of Tronox Limited. The Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for the eleven months ended December 31, 2011, one month ended January 31, 2011 and year ended December 31, 2010 reflect the consolidated operating results of Tronox Incorporated.

The Company’s consolidated financial statements include the accounts of all majority-owned subsidiary companies. Investments in affiliated companies that are 20% to 50% owned are carried as a component of “Other Long-Term Assets” on the Consolidated Balance Sheets at cost adjusted for equity in undistributed earnings. Except for dividends and changes in ownership interest, changes in equity in undistributed earnings are included in “Other income (expense)” on the Consolidated Statements of Operations. All intercompany transactions have been eliminated.

Prior to the Transaction Date, Tronox Incorporated operated the Tiwest Joint Venture with Exxaro Australia Sands Pty Ltd. The Tiwest Joint Venture was a contractual relationship between Tronox Incorporated and Exxaro whereby each party held an undivided interest in each asset of the joint venture, and each party was proportionally liable for each of the joint venture’s liabilities. The Tiwest Joint Venture was not a separate legal entity and did not enter into any transactions. Transactions were entered into by the joint venture partners who had the right to sell their own product, collect their proportional share of the revenues and absorb their share of costs. As such, Tronox Incorporated did not account for the Tiwest Joint Venture under the equity method. Instead, Tronox Incorporated accounted for its share of the Tiwest Joint Venture’s assets that were jointly controlled and its share of liabilities for which it was jointly responsible on a proportionate gross basis in its Consolidated Balance Sheet. Additionally, Tronox Incorporated accounted for the revenues generated from its share of the products sold and its share of the expenses of the joint venture on a gross basis in its Consolidated Statements of Operations. As such, as of the Transaction Date, Tronox Limited owns 100% of the operations formerly operated by the Tiwest Joint Venture. As such, the Consolidated Balance Sheet as of December 31, 2012 includes 100% of the Tiwest operations assets and liabilities, while the Consolidated Balance Sheet as of December 31, 2011 includes Tronox Incorporated’s 50% undivided interest in each asset and liability of the joint venture. Additionally, the Consolidated Statement of Operations for the year ended December 31, 2012 reflects Tronox Incorporated’s revenues generated from its share of the products sold and its share of the expenses of the joint venture on a gross basis prior to June 15, 2012, and, from June 15, 2012 through December 31, 2012, reflect 100% of the revenues and expenses of the Tiwest operations. The Consolidated Statements of Operations for the eleven months ended December 31, 2011, one month ended January 31, 2011 and year ended December 31, 2010 reflect Tronox Incorporated’s revenues generated from its share of the products sold and its share of the expenses of the joint venture on a gross basis.

In connection with the Transaction, Exxaro and its subsidiaries retained a 26% ownership interest in each of Tronox KZN Sands Pty Ltd. and Tronox Mineral Sands Pty Ltd. in order to comply with the ownership requirements of the Black Economic Empowerment (“BEE”) legislation in South Africa. The Company accounts for such ownership interest as “Noncontrolling interest” on the Consolidated Balance Sheets.

In management’s opinion, the accompanying consolidated financial statements reflect all adjustments considered necessary for a fair presentation. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the manner and presentation in the current period. Such reclassifications did not have an impact on the Company’s net income or consolidated results of operations.

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

TRONOX LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars, except share, per share and tonnes data or unless otherwise noted)

3. Significant Accounting Policies

Foreign Currency

The U.S. dollar is the functional currency for the Company’s operations, except for its South African and European operations. The Company determines the functional currency of each subsidiary based on a number of factors, including the predominant currency for revenues, expenditures and borrowings. Foreign currency transaction gains or losses are recognized in the period incurred and are included in “Other income (expense)” on the Consolidated Statements of Operations.

The Rand is the functional currency of the Company’s South African operations, and the Euro is the functional currency for the Company’s European operations. As such, translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reflected as a separate component on the Consolidated Statements of Other Comprehensive Income (Loss). When the subsidiary’s functional currency is the U.S. dollar, such as the Company’s Australian operations, adjustments from the remeasurement of foreign currency monetary assets and liabilities are presented in “Other income (expense)” on the Consolidated Statements of Operations.

Gains and losses on intercompany foreign currency transactions that are not expected to be settled in the foreseeable future are reported by the Company in the same manner as translation adjustments.

For the year ended December 31, 2012, eleven months ended December 31, 2011 and year ended December 31, 2010, the Company recorded net unrealized and realized foreign currency losses of $8 million, $8 million and $13 million, respectively. For the one month ended January 31, 2011, the Company recorded a net unrealized and realized foreign currency gain of $2 million.

Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less to be cash equivalents. At December 31, 2012 and 2011, total cash and cash equivalents was $716 million and $154 million, respectively, of which $50 million and $62 million, respectively, was held within the United States.

Accounts Receivable

Accounts receivable are reflected at their net realizable values, reduced by an allowance for doubtful accounts to allow for expected credit losses. The allowance is estimated by management, based on factors such as age of the related receivables and historical experience, giving consideration to customer profiles. The Company generally does not charge interest on accounts receivable, nor require collateral; however, certain operating agreements have provisions for interest and penalties that may be invoked, if deemed necessary. Accounts receivable are aged in accordance with contract terms and are written off when deemed uncollectible.

See Note 6 for additional information regarding accounts receivable.

Inventories

Inventories are stated at the lower of actual cost or market, net of allowances for obsolete and slow-moving inventory. The cost of finished goods inventories is determined using the first-in, first-out method. Carrying values include material costs, labor and associated indirect manufacturing expenses. Costs for materials and supplies, excluding ore, are determined by average cost to acquire. Raw materials are carried at actual cost.

The Company periodically reviews its inventory for obsolescence or inventory that is no longer marketable for its intended use, and records any write-down equal to the difference between the cost of inventory and its estimated net realizable value based on assumptions about alternative uses, market conditions and other factors.

See Note 7 for additional information regarding inventories.

Property, Plant and Equipment, Net

Property, plant and equipment, net is stated at cost less accumulated depreciation. Maintenance and repairs are expensed as incurred, except that costs of replacements or renewals that improve or extend the lives of existing properties are capitalized.

TRONOX LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars, except share, per share and tonnes data or unless otherwise noted)

Depreciation — Property, plant and equipment is depreciated over its estimated useful life by the straight-line method. Useful lives for certain property, plant and equipment are as follows:

Buildings	10 — 40 years
Land improvements	10 — 20 years
Machinery and equipment	3 — 25 years
Furniture and fixtures	10 years

Retirements and Sales — The cost and related accumulated depreciation and amortization are removed from the respective accounts upon retirement or sale of property, plant and equipment. Any resulting gain or loss is included in “Cost of goods sold” or “Selling, general, and administrative expenses” on the Consolidated Statements of Operations.

Interest Capitalized — The Company capitalizes interest costs on major projects that require an extended period of time to complete. See Note 12 for additional information regarding capitalized interest.

See Note 8 for additional information regarding property, plant and equipment.

Mineral Leaseholds, Net

The Company is engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are capitalized in accordance with ASC 805, Business Combinations (“ASC 805”) as tangible assets when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and anticipated exploration and development expenditures. Mineral leaseholds are depreciated over their useful lives as determined under the units of production method.

Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property through the commencement of production are capitalized.

See Note 9 for additional information regarding mineral leaseholds.

Intangible Assets, Net

Intangible assets are stated at cost less accumulated amortization. The Company amortizes intangibles on a straight-line basis over their estimated useful lives, which range from 5 to 20 years.

See Note 10 for further information related to the Company’s intangible assets.

Recoverability of Long-Lived Assets

The Company evaluates the recoverability of the carrying value of long-lived assets (property, plant and equipment, mineral leaseholds and intangible assets) whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Under such circumstances, the Company assesses whether the projected undiscounted cash flows of its long-lived assets are sufficient to recover the existing unamortized cost of its long-lived assets. If the undiscounted projected cash flows are not sufficient, the Company calculates the impairment amount by discounting the projected cash flows using its weighted-average cost of capital. The amount of the impairment is written off against earnings in the period in which the impairment is determined.

Asset Retirement Obligations

To the extent a legal obligation exists, an asset retirement obligation (“ARO”) is recorded at its estimated fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is measured using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. The Company’s consolidated financial statements classify accretion expense related to asset retirement obligations as a production cost, which is included in “Cost of goods sold” on the Consolidated Statements of Operations.

See Note 13 for additional information regarding asset retirement obligations.

TRONOX LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars, except share, per share and tonnes data or unless otherwise noted)

Environmental Remediation and Other Contingencies

In accordance with ASC 450 Contingencies (“ASC 450”) and ASC 410, Asset Retirement and Environmental Obligations (“ASC 410”), the Company recognizes a loss and records an undiscounted liability when litigation has commenced or a claim or assessment has been asserted, or, based on available information, commencement of litigation or assertion of a claim or assessment is probable, and the associated costs can be reasonably estimated. Estimates of environmental liabilities, which include the cost of investigation and remediation, are based on a variety of factors, including, but not limited to, the stage of investigation, the stage of the remedial design, evaluation of existing remediation technologies, presently enacted laws and regulations as well as prior experience in remediation of contaminated sites. In future periods, a number of factors could change the Company’s estimate of environmental remediation costs, such as changes in laws and regulations, or changes in their interpretation or administration or relevant cleanup levels; revisions to the remedial design; unanticipated construction problems; identification of additional areas or volumes of contaminated soils and groundwater; the availability of information to estimate probable but previously inestimable obligations; and changes in costs of labor, equipment and technology.

To the extent costs of investigation and remediation have been incurred and are recoverable from federal, state, or other governmental agencies and have been incurred or are recoverable under certain insurance policies or from other parties and such recoveries are deemed probable, the Company records a receivable for the estimated amounts recoverable (undiscounted). Receivables are reflected on the Consolidated Balance Sheets in either “Accounts receivable” or as a component of “Other Long-Term Assets,” depending on the estimated timing of collection.

Self Insurance

The Company is self-insured for certain levels of general and vehicle liability, property, workers’ compensation and health care coverage. The cost of these self-insurance programs is accrued based upon estimated fully developed settlements for known and anticipated claims. Any resulting adjustments to previously recorded reserves are reflected in current operating results. The Company does not accrue for general or unspecific business risks.

Revenue Recognition

Revenue is recognized when risk of loss and title to the product is transferred to the customer. All amounts billed to a customer in a sales transaction related to shipping and handling represent revenues earned and are reported as net sales.

Cost of Goods Sold

Cost of goods sold includes the costs of purchasing, manufacturing and distributing products, including raw materials, energy, labor, depreciation and other production costs. Costs incurred by the Company for shipping and handling are reported in “Cost of goods sold” on the Consolidated Statements of Operations. Receiving, distribution, freight and warehousing costs are also included in “Cost of goods sold” on the Consolidated Statements of Operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs related to marketing, sales, agent commissions, research and development, legal and administrative functions such as human resources, information technology, investor relations, accounting, treasury, and tax compliance. Costs include expenses for salaries and benefits, travel and entertainment, promotional materials and professional fees.

Research and Development

Research and development costs were $9 million, $9 million, less than $1 million and $6 million for the year ended December 31, 2012, eleven months ended December 31, 2011, one month ended January 31, 2011 and year ended December 31, 2010, respectively, and were expensed as incurred.

Pension and Postretirement Benefits

The Company provides pension and postretirement benefits for qualifying employees worldwide, which are accounted for in accordance with ASC 715, Compensation — Retirement Benefits (“ASC 715”). See Note 20 for additional information regarding pension and postretirement benefits.

TRONOX LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars, except share, per share and tonnes data or unless otherwise noted)

Share-based Compensation

The Company accounts for its share-based compensation in accordance with ASC 718, Compensation-Share-Based Compensation (“ASC 718”).

Liability Restricted Share Awards — Certain restricted share awards have been classified as liability awards and were re-measured to fair value at each reporting date. The restricted share awards classified as liabilities contained only a service condition and had graded vesting provisions.

Equity Restricted Share Awards — The fair value of equity instruments is measured based on the average share price on the grant date and is recognized over the vesting period. The restricted share awards contain service, market and/or performance conditions. For awards containing only a service condition, the Company has elected to recognize compensation costs using the straight-line method over the requisite service period for the entire award. For awards containing a market condition, the fair value of the award is measured using the lattice model. For awards containing a performance condition, the fair value of the award is equal to the average share price but compensation expense is not recognized until the Company concludes that it is probable that the performance condition will be met. The Company reassesses the probability each quarter.

Options — The Black-Scholes option pricing model is utilized to measure the fair value of options. Options generally contain only service conditions and have graded vesting provisions. The Company has elected to recognize compensation costs using the straight-line method over the requisite service period for the entire award.

See Note 19 for additional information regarding employee share-based compensation.

Income Taxes

The Company accounts for taxes in accordance with ASC 740, Income Taxes (“ASC 740”). The Company has operations in several countries around the world and is subject to income and similar taxes in these countries. The estimation of the amounts of income taxes involves the interpretation of complex tax laws and regulations and how foreign taxes affect domestic taxes, as well as the analysis of the realizability of deferred tax assets, tax audit findings and uncertain tax positions. Although the Company believes its tax accruals are adequate, differences may occur in the future, depending on the resolution of pending and new tax matters.

Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided against a deferred tax asset when it is more likely than not that all or some portion of the deferred tax asset will not be realized. The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets and reflects any changes in its estimates in the valuation allowance, with a corresponding adjustment to earnings or other comprehensive income (loss), as appropriate. ASC 740 requires that all available positive and negative evidence be weighted to determine whether a valuation allowance should be recorded.

The amount of income taxes the Company pays is subject to ongoing audits by federal, state and foreign tax authorities, which may result in proposed assessments. The Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental. The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon its evaluation of the facts, circumstances and information available at the reporting date. For those tax positions for which it is more likely than not that a tax benefit will be sustained, the Company records the amount that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties are accrued as part of tax expense, where applicable. If the Company does not believe that it is more likely than not that a tax benefit will be sustained, no tax benefit is recognized.

See Note 17 for additional information regarding income taxes.

Fair value measurement

The Company accounts for its financial assets and liabilities in accordance with ASC 820, Fair Value Measurements and Disclosures, (“ASC 820”). In measuring fair value on a recurring basis, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs, to the extent possible, and considers counterparty credit risk in its assessment of fair value.

The fair value hierarchy specified by ASC 820 is as follows:

TRONOX LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars, except share, per share and tonnes data or unless otherwise noted)

•	Level 1 – Quoted prices in active markets for identical assets and liabilities.

•

Level 2 – Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market date.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

The carrying amounts for cash and cash equivalents, accounts receivable, other current assets, accounts payable, short-term debt and other current liabilities approximate their fair value because of the short-term nature of these instruments. See Note 12 for information on the fair value of the Company’s long-term debt.

4. Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued ASU 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires the presentation of the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, if the item is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The guidance is effective for fiscal years beginning after December 15, 2012. The adoption of this guidance is not expected to have a significant impact on the consolidated financial statements.

On January 1, 2012, the Company adopted the required guidance under ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which changed the presentation requirements of comprehensive income by increasing the prominence of items reported in other comprehensive income. The adoption of this guidance did not have a material impact on Tronox Incorporated’s consolidated financial statements. During 2011, the FASB issued ASU 2011-12, which deferred certain requirements of ASU 2011-05. The Company has not adopted such deferred requirements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”), which changes certain fair value measurement and disclosure requirements, clarifies the application of existing fair value measurement and disclosure requirements and provides consistency to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the consolidated financial statements.

5. Acquisition of the Mineral Sands Business

On September 25, 2011, Tronox Incorporated entered into the Transaction Agreement with Exxaro to acquire the mineral sands business. On June 15, 2012, the existing business of Tronox Incorporated was combined with the mineral sands business under Tronox Limited. The Transaction was completed in two principal steps. First, Tronox Incorporated became a subsidiary of Tronox Limited, with Tronox Incorporated shareholders receiving one Class A Share and $12.50 in cash (“Merger Consideration”) for each share of Tronox Incorporated common stock. Second, Tronox Limited issued 9,950,856 Class B Shares to Exxaro and one of its subsidiaries in consideration for the mineral sands business. Exxaro retained an approximate 26% ownership interest in the South African operations that are part of the mineral sands business in order to comply with the BEE legislation of South Africa. The ownership interest in the South African operations may be exchanged for Class B Shares under certain circumstances.

Prior to the Transaction Date, Tronox Incorporated and Exxaro Australia Sands Pty Ltd., a subsidiary of Exxaro, operated the Tiwest Joint Venture, which included a chloride process TiO2 plant located in Kwinana, Western Australia, a mining operation in Cooljarloo, Western Australia, and a mineral separation plant and a synthetic rutile processing facility, both in Chandala, Western Australia. As part of the Transaction, the Company acquired Exxaro Australia Sands Pty Ltd. and therefore Exxaro’s 50% interest in the Tiwest Joint Venture. As a result, as of the Transaction Date, Tronox Limited owns 100% of the operations formerly operated by the Tiwest Joint Venture.

TRONOX LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars, except share, per share and tonnes data or unless otherwise noted)

Purchase price and fair value of assets acquired and liabilities assumed

The Company accounted for the Transaction under ASC 805, which requires recording assets and liabilities at fair value. Under the acquisition method of accounting, each tangible and separately identifiable intangible asset acquired and liabilities assumed were recorded based on their preliminary estimated fair values on the Transaction Date.

Because the total consideration transferred was less than the fair value of the net assets acquired, the excess of the value of the net assets acquired over the fair value of net assets acquired was recorded as an initial bargain purchase gain of approximately $1,061 million during the second quarter of 2012. The initial valuations were derived from estimated fair value assessments and assumptions used by management, and were preliminary. Subsequent to the Transaction, the Company has made adjustments to its initial valuation, which reduced the gain on bargain purchase to $1,055 million. Further adjustments may result before the end of the measurement period, which ends in June 2013. The bargain purchase gain is not taxable for income tax purposes. See Note 17 for a discussion of the tax impact of the transaction.

	Valuation	Net Adjustments to Fair Value	As Adjusted
Consideration:
Number of Class B Shares(1)	9,950,856	—	9,950,856
Fair value of Class B Shares on the Transaction Date	$137.70	—	137.70

Fair value of equity issued(2)	$1,370	—	1,370
Cash paid	—	1	1
Noncontrolling interest(3)	291	(58)	233

	$1,661	$(57)	$1,604

	Valuation	Net Adjustments to Fair Value	As Adjusted
Fair Value of Assets Acquired and Liabilities Assumed:
Current Assets:
Cash	$115	$—	$115
Accounts receivable	199	(3)	196
Inventories	622	(69)	553
Prepaid and other assets	32	(12)	20

Total Current Assets	968	(84)	884
Property, plant and equipment, net(4)	1,012	(132)	880
Mineral leaseholds, net(5)	1,299	158	1,457
Intangibles, net(4)	—	12	12
Deferred tax asset	26	4	30
Other long-term assets	19	—	19

Total Assets	$3,324	$(42)	$3,282

Current Liabilities:
Accounts payable	93	17	110
Accrued liabilities	25	—	25
Unfavorable contracts(6)	83	2	85
Short-term debt	76	(1)	75
Current deferred tax liability	28	(14)	14
Income taxes payable	2	—	2

Total Current Liabilities	307	4	311
Long-term debt	19	—	19
Deferred tax liability	212	(3)	209
Asset retirement obligations	57	—	57
Other	7	20	27

Total Liabilities	602	21	623

Net Assets	$2,722	$(63)	$2,659

Gain on Bargain Purchase(7)	$1,061	$(6)	$1,055

(1)	The number of Class B Shares issued in connection with the Transaction has not been restated to affect for the 5-for-1 share split as discussed in Note 15.
(2)

The fair value of the Class B shares issued was determined based the closing market price of Tronox Incorporated’s common shares on June 14, 2012, less a 15% discount for marketability due to a restriction that the shares cannot be sold for a period of at least three years following the Transaction Date.

TRONOX LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars, except share, per share and tonnes data or unless otherwise noted)

(3)

The fair value of the noncontrolling interest is based upon a structured arrangement with Tronox Limited, which allows the ownership interest to be exchanged for approximately 1.45 million additional Class B shares until the earlier of the 10 year anniversary of the Transaction Date or the date when the South African Department of Mineral Resources determines that ownership is no longer required under the BEE legislation.

(4)	The fair value of property, plant and equipment and internal use software was determined using the cost approach, which estimates the replacement cost of each asset using current prices and labor costs, less estimates for physical, functional and technological obsolescence.
(5)	The fair value of mineral rights was determined using the Discounted Cash Flow (“DCF” ) method, which was based upon the present value of the estimated future cash flows for the expected life of the asset taking into account the relative risk of achieving those cash flows and the time value of money. Discount rates of 17% for South Africa and 15.5% for Australia were used taking into account the risks associated with such assets, as well as the economic and political environment where each asset is located.
(6)	The fair value of unfavorable contracts was determined by multiplying the committed tonnage in each contract by the difference between the committed price in the contract versus the estimated market price over the term of the contract.
(7)	In accordance with ASC 805-10-25-14, the measurement period for the Transaction ends in June 2013.

Mineral Sands Business Results of Operations

The following table includes net sales and income from operations on a segment basis attributable to the acquired mineral sands business since June 15, 2012. The results of the acquired mineral sands business are included in both the mineral sands segment and the pigment segment.

	Mineral	Pigment	Eliminations	Total
Net Sales	$489	$64	$(29)	$524
Income from Operations	$8	$(36)	$(2)	$(30)

Supplemental Pro forma financial information

The following unaudited pro forma information gives effect to the Transaction as if it had occurred on the first day of the first quarter of fiscal 2011 (January 1, 2011). The unaudited pro forma financial information reflects certain adjustments related to the acquisition, such as (1) converting the mineral sands business financial statements to U.S. GAAP, (2) conforming the mineral sands business accounting policies to those applied by Tronox Incorporated, (3) to record certain incremental expenses resulting from purchase accounting adjustments, such as incremental depreciation expense in connection with fair value adjustments to property, plant and equipment, (4) to eliminate intercompany transactions between Tronox Incorporated and the mineral sands business, (5) to record the effect on interest expense related to borrowings in connection with the transaction and (6) to record the related tax effects. The unaudited pro forma financial information also includes adjustments for certain non-recurring items as of the first day of the first quarter of fiscal 2011 (January 1, 2011) such as (1) the impact of transaction costs of approximately $95 million, (2) the impact of the adjusted bargain purchase gain of $1,055 million and (3) the impact of reorganization income arising from Tronox Incorporated’s emergence from bankruptcy in the one month ended January 31, 2011 of approximately $613 million. The unaudited pro forma financial information is for illustrative purposes only and should not be relied upon as being indicative of the historical results that would have been obtained if the Transaction had actually occurred on that date, nor the results of operations in the future.

In accordance with ASC 805, the supplemental pro forma results of operations for the years ended December 31, 2012 and 2011, as if the mineral sands business had been acquired on January 1, 2011, are as follows:

	Years Ended December 31,
	2012	2011
Net Sales	$2,120	$2,302
Income from Operations	$296	$407
Net Income	$239	$2,105
Net Income attributable to Tronox Limited Shareholders	$207	$2,051
Basic earnings per share attributable to Tronox Limited Shareholders	$1.70	$16.29
Diluted earnings per share attributable to Tronox Limited Shareholders	$1.67	$15.91

TRONOX LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars, except share, per share and tonnes data or unless otherwise noted)

6. Accounts Receivable

Accounts receivable, net of allowance for doubtful accounts, consisted of the following:

	Successor
	December 31, 2012	December 31, 2011
Trade receivables	$371	$269
Related parties	—	7
Other	23	2

Total	394	278
Allowance for doubtful accounts	(3)	—

Net	$391	$278

The Company’s liquidity is concentrated in trade receivables that arise from sales of TiO2 and titanium feedstock to customers in the TiO2 industry. The industry concentration has the potential to impact the Company’s overall exposure to credit risk, either positively or negatively, in that its customers may be similarly affected by changes in economic, industry or other conditions. The Company performs ongoing credit evaluations of its customers, and uses credit risk insurance policies from time to time, as deemed appropriate, to mitigate credit risk, but generally does not require collateral. The Company maintains allowances for potential credit losses based on historical experience. For the year ended December 31, 2012, the Company’s ten largest TiO2 customers represented approximately 46% of its total TiO2 net sales; however, no single customer accounted for more than 10% of total net sales.

7. Inventories

Inventories at December 31, 2012 and 2011 were as follows:

	Successor
	December 31, 2012	December 31, 2011
Raw materials	$221	$124
Work-in-process	99	9
Finished goods(1)	477	130
Materials and supplies, net(2)	117	48

Total(3)	$914	$311

(1)	Includes inventory on consignment to others of approximately $42 million and $12 million at December 31, 2012 and 2011, respectively.
(2)	Materials and supplies consist of processing chemicals, maintenance supplies and spare parts, which will be consumed directly and indirectly in the production of the Company’s products.
(3)	The fair value of inventory from the acquired mineral sands business in the Transaction was $553 million.

8. Property, Plant and Equipment

	Successor
	December 31, 2012	December 31, 2011
Land and land improvements	$80	$51
Buildings	194	45
Machinery and equipment	1,158	405
Construction-in-progress	153	49
Furniture and fixtures	7	4
Other	6	3

Total	1,598	557
Less accumulated depreciation and amortization	(175)	(53)

Net	$1,423	$504

Depreciation expense related to property, plant and equipment for the year ended December 31, 2012, the eleven months ended December 31, 2011, one month ended January 31, 2011 and year ended December 31, 2010 was $127 million, $53 million, $4 million and $49 million, respectively.

TRONOX LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars, except share, per share and tonnes data or unless otherwise noted)

9. Mineral Leaseholds

	Successor
	December 31, 2012	December 31, 2011
Mineral leaseholds	$1,502	$42
Less accumulated depletion	(63)	(4)

Net	$1,439	$38

Depletion expense related to mineral leaseholds for the year ended December 31, 2012, the eleven months ended December 31, 2011, one month ended January 31, 2011 and year ended December 31, 2010 was $59 million, $4 million, less than $1 million and $1 million, respectively.

10. Intangible Assets

The gross cost and accumulated amortization of intangible assets, by major intangible asset category, were as follows:

	Successor
	December 31, 2012
	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$294	$(39)	$255
TiO2 technology	32	(3)	29
Internal-use software(1)	38	(2)	36
In-process research and development	5	(2)	3
Trade names	3	(1)	2
Other	1	—	1

Total	$373	$(47)	$326

(1)	In connection with the Transaction, the Company acquired internal-use software, which was valued at $12 million on the Transaction Date. See Note 5.

	Successor
	December 31, 2011
	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$294	$(19)	$275
TiO2 technology	32	(2)	30
Internal-use software	12	—	12
In-process research and development	5	(1)	4
Trade names	3	—	3
Other	1	—	1

Total	$347	$(22)	$325

Internal-use software relates to internal and external costs incurred during the development stage, which were being capitalized during 2011 and 2012. During 2012, the Company began amortizing such costs. Amortization expense related to intangible assets for the year ended December 31, 2012, the eleven months ended December 31, 2011, the one month ended January 31, 2011 and year ended December 31, 2010 was $25 million, $22 million, $0 and $0, respectively.

TRONOX LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars, except share, per share and tonnes data or unless otherwise noted)

Estimated future amortization expense related to intangible assets is as follows:

Total Amortization
2013	$27
2014	27
2015	27
2016	25
2017	25
Thereafter	195

Total	$326

11. Accrued Liabilities

	Successor
	December 31, 2012	December 31, 2011
Unfavorable sales contracts(1)	$64	$—
Taxes other than income taxes(2)	58	5
Employee-related costs and benefits	45	27
Interest	22	1
Sales rebates	13	8
Other	7	5

Total	$209	$46

(1)	In connection with the Transaction, the Company acquired sales contracts at unfavorable market terms, which were valued at $85 million on the Transaction Date. See Note 5.
(2)	Includes transfer taxes incurred as a result of the Transaction and recorded in selling, general and administrative expenses on the Consolidated Statements of Operations.

12. Debt

Short-term Debt

	Successor
	December 31, 2012	December 31, 2011
UBS Revolver(1)	$—	$—
ABSA Revolver(2)	30	—
Wells Revolver(3)	—	—

Short-term debt	$30	$—

(1)	Average effective interest rate of 3.9% in 2012.
(2)	Average effective interest rate of 8.5% in 2012.
(3)	Average effective interest rate of 4.7% in 2011 and 5.25% in 2012.

UBS Revolver

On June 18, 2012, in connection with the closing of the Transaction, the Company entered into a global senior secured asset-based syndicated revolving credit agreement with UBS AG (the “UBS Revolver”) with a maturity date of the fifth anniversary of the closing date. The UBS Revolver provides the Company with a committed source of capital with a principal borrowing amount of up to $300 million, subject to a borrowing base. The borrowing base is related to certain eligible inventory and accounts receivable held by the Company’s U.S., Australia and Netherlands subsidiaries. Obligations under the UBS Revolver are secured by a first priority lien on substantially all of the Company’s existing, and future deposit accounts, inventory and account receivables and certain related assets, excluding those held by its South African subsidiaries, Netherland’s subsidiaries and Bahamian subsidiary, and a second priority lien on all of the Company’s other assets, including capital shares which serve as security under the Term Facility (as defined below). At December 31, 2012, the Company’s borrowing base was $221 million.

The UBS Revolver bears interest at the Company’s option at either (i) the greater of (a) the lenders’ prime rate, (b) the Federal funds effective rate plus 0.50% and (c) the adjusted LIBOR rate for a one-month period plus 1%) or (ii) the adjusted LIBOR rate, in

TRONOX LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars, except share, per share and tonnes data or unless otherwise noted)

each case plus the applicable margin. The applicable margin ranges from 1.5% to 2% for borrowings at the adjusted LIBOR rate, and from 0.5% to 1% for borrowings at the alternate base rate, based upon the average daily borrowing availability. For the first six months following the closing date, the applicable margins shall be deemed to be 1.75% for borrowings at the adjusted LIBOR rate and 0.75% for borrowings at the alternate base rate. In connection with obtaining the UBS Revolver, the Company incurred debt issuance costs of approximately $7 million. During the year ended December 31, 2012, amortization expense amounted to $1 million. During 2012, the Company borrowed $30 million against the UBS Revolver, which was repaid during 2012.

ABSA Revolving Credit Facility

In connection with the Transaction, the Company entered into a R900 million (approximately $106 million as of December 31, 2012) revolving credit facility with ABSA Bank Limited acting through its ABSA Capital Division (the “ABSA Revolver”) with a maturity date of June 14, 2017. During 2012, the Company had borrowings of R450 million (approximately $54 million) and repayments of R200 million (approximately $24 million). As of December 31, 2012, the Company had drawn down R250 million (approximately $30 million) on the ABSA Revolver.

The ABSA Revolver bears interest at (i) the base rate (defined as one month JIBAR, which is the mid-market rate for deposits in South African Rand for a period equal to the relevant period which appears on the Reuters Screen SAFEY Page alongside the caption YLD) as of 11h00 Johannesburg time on the first day of the applicable period, plus (ii) the Margin, which is 3.5%. In connection with obtaining the ABSA Revolver, the Company incurred debt issuance costs of $1 million. During the year ended December 31, 2012, amortization expense amounted to less than $1 million.

Wells Revolver

On February 14, 2011, Tronox Incorporated entered into a $125 million senior secured asset-based revolving credit agreement with Wells Fargo Capital Finance, LLC (the “Wells Revolver”). The Wells Revolver had a maturity date of February 14, 2015. The Wells Revolver provided the Company with a committed source of capital with a principal borrowing amount of up to $125 million subject to a borrowing base. Borrowing availability under the Wells Revolver was subject to a borrowing base, which was related to certain eligible inventory and receivables held by the Company’s U.S. subsidiaries. On February 8, 2012, the Company amended the Wells Revolver to facilitate the Transaction while keeping the revolver in force. In connection with refinancing the Wells Revolver, the Company wrote off deferred financing fees of $4 million. On June 18, 2012, the Company refinanced the Wells Revolver with the UBS Revolver.

During 2012, the Company borrowed $30 million against the Wells Revolver, which was repaid with borrowings under the UBS Revolver. During 2011, to facilitate its exit from bankruptcy and help pay for the buy-in of its 50% share of the Kwinana facility in Western, Australia TiO2 expansion, the Company borrowed $39 million against the Wells Revolver, which by December 31, 2011, was fully repaid using cash generated from operations.

Debt acquired in the Transaction

In connection with the Transaction, the Company acquired short-term debt of $75 million (see Note 5), which was repaid during 2012.

TRONOX LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars, except share, per share and tonnes data or unless otherwise noted)

Long-Term Debt

	Initial		Successor
	Principal Amount	Maturity Date	December 31, 2012	December 31, 2011
Senior Notes	$900	8/15/20	$900	$—
Term Facility(1)	$700	2/8/18	691	—
Exit Financing Facility(2)	$425	10/21/15	—	421
Co-generation Unit Financing Arrangement	$16	2/1/16	10	6
Lease financing			14	—

Total debt			1,615	427
Less: Long-term debt due in one year			(10)	(6)

Long-term debt			$1,605	$421

(1)	Average effective interest rate of 5% in 2012.
(2)	Average effective interest rate of 7.1% and 7.2% in 2012 and 2011, respectively.

The Company’s debt is recorded at historical amounts. At December 31, 2012 the fair value of the Senior Notes (as defined below) and the Term Facility (as defined below) was $910 million and $709 million, respectively. The Company determined the fair value of both the Senior Notes and the Term Facility using the Bloomberg market price as of December 31, 2012. At December 31, 2011, the total carrying value of long-term debt approximated its fair value due to the variable interest rates and frequent repricing of such instruments. The fair value hierarchy for long-term debt is a Level 2 input.

At December 31, 2012, the scheduled maturities of the Company’s long-term debt were as follows:

Total Debt
2013(1)	$11
2014	10
2015	10
2016	8
2017	7
Thereafter	1,575

Total	1,621
Remaining accretion associated with the Term facility	(6)

Total debt	$1,615

(1)	Includes $1 million of remaining accretion associated with the Term Facility, which was issued net of an original issue discount of $7 million (see Term Facility discussion below).

Senior Notes

On August 20, 2012, Tronox Limited’s wholly-owned subsidiary, Tronox Finance LLC, issued $900 million aggregate principal amount of 6.375% senior notes due 2020 (the “Senior Notes”). The Senior Notes were offered to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act. The Senior Notes bear interest semiannually at a rate equal to 6.375% and were sold at par value. The Senior Notes are fully and unconditionally guaranteed on a senior, unsecured basis by Tronox Limited and certain of its subsidiaries. The Senior Notes are redeemable at any time at the Company’s discretion. The Senior Notes and related guarantees have not been registered under the Securities Act, or any state securities laws, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act and applicable state securities laws.

Approximately $326 million of the proceeds from the Senior Notes were used for returns of shareholder capital, in the form of share buybacks. The remainder of the proceeds have been or will be used for general corporate purposes, and, are subject to required approvals, may also be used for further returns of capital to shareholders from time to time (including by way of dividend).

TRONOX LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars, except share, per share and tonnes data or unless otherwise noted)

The Company recorded debt issuance fees of $18 million, which are being amortized over the life of the debt, and are included in “Other long-term assets” on the Consolidated Balance Sheets. During the year ended December 31, 2012, amortization expense amounted to $1 million.

Term Facility

	Successor
	December 31, 2012	December 31, 2011
Term Facility	$697	$—
Discount	(6)	—

Term Facility, net	$691	$—

On February 8, 2012, Tronox Incorporated’s wholly-owned subsidiary, Tronox Pigments (Netherlands) B.V., entered into a term loan facility with Goldman Sachs Bank USA comprised of a $550 million Senior Secured Term Loan and a $150 million Senior Secured Delayed Draw Term Loan (together, the “Term Facility”). The Term Facility has a maturity date of February 8, 2018. The Term Facility was issued net of an original issue discount of $7 million, or 1% of the initial principal amount, which is being amortized over the life of the Term Facility. On June 14, 2012, in connection with the closing of the Transaction, Tronox Pigments (Netherlands) B.V. drew down the $150 million Senior Secured Delayed Draw Term. During the year ended December 31, 2012, the Company made principal repayments of approximately $3 million.

The Term Facility bears interest at a base rate plus a margin of 2.25% or adjusted Eurodollar rate plus a margin of 3.25% (in each case with a possible 0.25% increase or decrease based on the Company’s public credit rating). The base rate is defined as the greater of (i) the prime lending rate as quoted in the print edition of The Wall Street Journal, (ii) the Federal funds rate plus 0.5%, or (iii) 2%.

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

In connection with obtaining the Term Facility, Tronox Incorporated incurred debt issuance costs of $17 million, of which $5 million was paid in 2011 and $12 million was paid in 2012. Such costs are recorded in “Other long-term assets” on the Consolidated Balance Sheets, and are being amortized through the maturity date. During the year ended December 31, 2012, amortization expense amounted to $3 million.

Exit Financing Facility

On February 14, 2011, Tronox Incorporated’s senior secured super-priority DIP and Exit Credit Agreement with Goldman Sachs Lending Partners, in accordance with its terms, converted into a $425 million exit facility with a maturity date of October 21, 2015 (the “Exit Financing Facility”). The Exit Financing Facility bore interest at the greater of a base rate plus a margin of 4% or adjusted Eurodollar rate plus a margin of 5%. The base rate was defined as the greater of (i) the prime lending rate as quoted in the print edition of The Wall Street Journal, (ii) the Federal Funds Rate plus 0.5%, or (iii) 3%. The adjusted Eurodollar rate is defined as the greater of (i) the LIBOR rate in effect at the beginning of the interest period, or (ii) 2%. Interest was payable quarterly or, if the adjusted Eurodollar rate applied, it was payable on the last day of each interest period. On February 8, 2012, Tronox Incorporated refinanced the Exit Facility with the Term Facility, as discussed above. In connection with the refinancing, the Company repaid $421 million.

Co-generation Unit Financing Arrangement

In March 2011, the Tiwest Joint Venture acquired a steam and electricity gas fired co-generation plant, adjacent to its Kwinana pigment plant, through a five year financing arrangement. Tronox Western Australia Pty Ltd, the Company’s wholly-owned subsidiary, owned a 50% undivided interest in the co-generation plant through the Tiwest Joint Venture. In order to finance its share of the asset purchase, Tronox Incorporated incurred debt totaling $8 million. In connection with the Transaction, the Company acquired the remaining 50% undivided interest in the co-generation plant from Exxaro, along with its debt of $6 million. Under the

TRONOX LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars, except share, per share and tonnes data or unless otherwise noted)

financing arrangement, monthly payments are required and interest accrues on the outstanding balance at the rate of 6.5% per annum. During the year ended December 31, 2012, the Company made principal repayments of approximately $2 million.

Lease Financing

In connection with the Transaction, the Company acquired capital lease obligations in South Africa, which are payable through 2032 at a weighted average interest rate of approximately 17%. At December 31, 2012, such obligations had a net book value of assets recorded under capital leases aggregating $9 million. During 2012, the Company made payments of less than $1 million.

Financial Covenants

At December 31, 2012, the Company had financial covenants in the UBS Revolver, the ABSA Revolver and the Term Facility.

The terms of the UBS Revolver provide for customary representations and warranties, affirmative and negative covenants and events of default. The terms of the covenants, subject to certain exceptions, restrict, among other things: (i) debt incurrence; (ii) lien incurrence; (iii) investments, dividends and distributions; (iv) dispositions of assets and subsidiary interests; (v) acquisitions; (vi) sale and leaseback transactions; and (vii) transactions with affiliates and shareholders. The UBS Revolver requires the Company to maintain a Consolidated Fixed Charge Coverage Ratio of not less than 1 to 1 calculated on a quarterly basis only if excess availability on the UBS Revolver is less than the greater of (A) $20 million and (B) 10% of the lesser of (x) the aggregate commitments in effect at such time and (y) the borrowing base at such time. If the Company is required to maintain the Consolidated Fixed Charge Coverage Ratio then it will be required to maintain such ratio until, during the preceding 60 consecutive days, borrowing availability would have been at all times greater than the greater of (i) $20 million and (ii) 10% of the aggregate commitments in effect at such time.

The ABSA Revolver requires the ratio of (i) South African Consolidated EBITDA, as defined in the agreement, to South African Net Interest Expense shall not be less than 5:1 and (ii) South African Consolidated Net Debt to South African Consolidated EBITDA, as defined in the agreement, shall be less than 2:1.

The Term Facility requires that a leverage ratio, as defined in the agreement, not exceed, as of the last day of any fiscal quarter, the correlative ratio as follows:

Fiscal Quarter Ending	Total Leverage Ratio
December 31, 2012 through December 31, 2015	3:1
March 31, 2016 and thereafter	2.25:1

The Term Facility and the UBS Revolver are subject to an intercreditor agreement pursuant to which the lenders’ respective rights and interests in the security are set forth. The Company was in compliance with its financial covenants at December 31, 2012.

The Company’s has pledged the majority of our U.S. assets and certain assets of its non-U.S. subsidiaries in support of our outstanding debt.

TRONOX LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars, except share, per share and tonnes data or unless otherwise noted)

Interest Expense

	Successor		Predecessor
	Year Ended December 31, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 31, 2011	Year Ended December 31, 2010
Interest expense(1)	$53	$29	$3	$40
Amortization of deferred debt issuance costs and discount on debt	10	1	—	9
Other	4	1	—	1
Capitalized interest	(2)	(1)	—	—

Interest and debt expense	$65	$30	$3	$50

(1)	For the one month ended January 31, 2011, interest expense excludes $3 million, which would have been payable under the terms of the Company’s $350 million 9.5% senior unsecured notes.

13. Asset Retirement Obligations

To the extent a legal obligation exists, an ARO is recorded at its estimated fair value and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is measured using expected future cash outflows discounted at Tronox’s credit-adjusted risk-free interest rate. The Company’s consolidated financial statements classify accretion expense related to asset retirement obligations as a production cost, which is included in “Cost of goods sold” on the Consolidated Statements of Operations.

The Company’s AROs are as follows:

•	the KZN mine and the Namakwa Sands mine, both in South Africa, to restore the areas that have been disturbed as required under the mining leases;

•	decommissioning on wet and dry separation plants and smelting operations in South Africa;

•	mine closure and rehabilitation costs in Western Australia to restore the area that has been disturbed, as required under the mining lease;

•	plant closure and exit costs associated with certain industrial sites in Western Australia, whereby the Company is required to return the sites to their original states under licensing conditions:

•	plant closure and exit costs associated with the Botlek, the Netherlands facility, whereby the Company is required to return the site back to its original state at the end of its long-term lease; and

•	landfill closure costs at the Hamilton, Mississippi facility to address one-time closure costs (cap with liner and cover with soil) and annual monitoring costs of the closed landfill under applicable state environmental laws in Mississippi.

A summary of the changes in the AROs during the year ended December 31, 2012 is as follows:

	Successor		Predecessor
	Year Ended December 31, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 31, 2011
Beginning balance	$30	$29	$19
Additions	7	—	—
Accretion expense	5	2	—
Changes in estimates, including cost and timing of cash flows	9	1	—
Settlements/payments	(1)	(2)	—
AROs acquired in the acquisition of the mineral sands business	58	—	—
Fresh-start adjustments	—	—	10

Ending balance	$108	$30	$29

Current portion included in accrued liabilities	$2	$1	$1

Noncurrent portion	$106	$29	$28

TRONOX LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars, except share, per share and tonnes data or unless otherwise noted)

A summary of the AROs is included in the table below:

Australia	$62
South Africa	34
Botlek	11
Hamilton	1

Total AROs	$108

Environmental Rehabilitation Trust

The Company has established an environmental rehabilitation trust in respect of the prospecting and mining operations in South Africa in accordance with applicable regulations. The trustees of the fund are appointed by the Company and consist of sufficiently qualified Tronox Limited employees capable of fulfilling their fiduciary duties. The environmental rehabilitation trust received, holds, and invests funds for the rehabilitation or management of negative environmental impacts associated with mining and exploration activities. The contributions are aimed at providing sufficient funds at date of estimated closure of mining activities to address the rehabilitation and environmental impacts. Funds accumulated for a specific mine or exploration project can only be utilized for the rehabilitation and environmental impacts of that specific mine or project. Currently, the funds are invested in highly liquid, short-term instruments; however, the investment growth strategy has not been finalized. If a mine or exploration project withdraws from the fund for whatever valid reason, the funds accumulated for such mine or exploration project are transferred to a similar fund approved by management. At December 31, 2012, the environmental rehabilitation trust assets were $20 million, which were recorded in “Other Long-term Assets” on the Consolidated Balance Sheets.

14. Commitments and Contingencies

Leases—At December 31, 2012, minimum rental commitments, primarily for buildings, land, equipment and railcars under non-cancellable operating leases was $29 million for 2013, $27 million for 2014, $25 million for 2015, $23 million for 2016, $23 million for 2017 and $157 million thereafter. Total rental expense related to operating leases was $8 million, $12 million, $1 million and $15 million, respectively, for the year ended December 31, 2012, eleven months ended December 31, 2011, one month ended January 31, 2011 and year ended December 31, 2010.

Future minimum lease payments under capital leases at December 31, 2012 were not significant. See Note 12.

Purchase Commitments—At December 31, 2012, purchase commitments were $344 million for 2013, $318 million for 2014, $257 million for 2015, $7 million for 2016, $7 million for 2017 and $58 million thereafter.

Letters of Credit—At December 31, 2012, the Company had outstanding letters of credit, bank guarantees and performance bonds of approximately $55 million, of which $29 million in letters of credit were issued under the UBS Revolver.

Environmental Contingencies—In accordance with ASC 450, the Company recognizes a loss and records an undiscounted liability when litigation has commenced or a claim or an assessment has been asserted or, based on available information, commencement of litigation or assertion of a claim or assessment is probable, and the associated costs can be estimated. It is not possible for the Company to reliably estimate the amount and timing of all future expenditures related to environmental matters because, among other reasons, environmental laws and regulations, as well as enforcement policies and clean up levels, are continually changing, and the outcome of court proceedings, alternative dispute resolution proceedings (including mediation) and discussions with regulatory agencies are inherently uncertain.

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

Legal – The Western Australia Office of State Revenue (the “OSR”) continues to review their technical position on the imposition of stamp duty on the transfer of Tronox Incorporated’s shares related to Kerr-McGee’s restructuring in 2002 and from the share transfer related to the spinoff of Tronox Incorporated from Kerr-McGee in 2005. On January 17, 2012, the OSR contacted the Company seeking additional information related to the 2005 spinoff. In addition, the OSR informed the Company that it has made a

TRONOX LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars, except share, per share and tonnes data or unless otherwise noted)

preliminary determination that the Company was land rich at the time of the 2002 share transfers and, as a result, the Company may be liable for stamp duty and penalties arising from that share transfer. The OSR has not made an assessment at this time and continues discussions with the Company and its legal advisors. The Company has accrued stamp duty on the 2002 transaction in the amount of $3 million based upon its position that the Company was not land rich at the time of the share transfers. The Company intends to exercise all of its legal and administrative remedies in the event that the OSR makes an assessment based upon its claim that it is land rich.

During 2011, the outstanding legal disputes between the Company and RTI Hamilton, Inc dating back to 2008 came to a close with the parties reaching an agreement in principle. The agreement reflects a compromise and settlement of disputed claims in complete accord and satisfaction thereof. RTI Hamilton paid Tronox the sum of $11 million, of which $1 million constituted payment for capital costs incurred by the Company in relation to the agreement, plus interest.

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

15. Shareholders’ Equity

Share split Declared

On June 26, 2012, the Board approved a 5-to-1 share split for holders of its Class A Shares and Class B Shares at the close of business on July 20, 2012, by issuance of four additional shares for each share of the same class. As a result of the share split, the Company recorded an increase to Class A and Class B Shares of $1 million with corresponding decreases to “Retained earnings” on the Consolidated Balance Sheets.

Outstanding Shares

The changes in outstanding and treasury shares for the year ended December 31, 2012 were as follows:

Tronox Limited Class A Shares outstanding:
Balance at December 31, 2011	—
Shares issued in connection with the Transaction(1)	76,644,650
Shares issued for share-based compensation	24,620
Shares issued for warrants exercised	9,353
Shares purchased by the T-Bucks Trust(2)	(548,234)
Class A Shares purchased by Exxaro, and converted to Class B Shares	(1,400,000)
Shares repurchased/cancelled(3)	(12,626,400)

Balance at December 31, 2012	62,103,989

Tronox Limited Class B Shares outstanding:
Balance at December 31, 2011	—
Shares issued in connection with the Transaction	49,754,280
Class A Shares purchased by Exxaro, and converted to Class B Shares	1,400,000

Balance at December 31, 2012	51,154,280

TRONOX LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars, except share, per share and tonnes data or unless otherwise noted)

Tronox Incorporated shares outstanding:
Balance at December 31, 2011	75,383,455
Shares issued for share-based compensation	570,785
Shares issued for warrants exercised	690,385
Shares issued for claims	25
Shares exchanged in connection with the Transaction(1)	(76,644,650)

Balance at December 31, 2012	—

Tronox Incorporated shares held as treasury:
Balance at December 31, 2011	472,565
Shares issued for share-based compensation	239,360
Shares cancelled in connection with the Transaction(1)	(711,925)

Balance at December 31, 2012	—

(1)	Shares issued in connection with the Transaction have been adjusted for the 5-for-1 share split. On the Transaction Date, the Company issued 15,328,930 Class A Shares and 9,950,856 Class B Shares.
(2)	During the third quarter of 2012, the Company created the T-Bucks Employee Participation Plan for the benefit of certain employees in South Africa. See Note 19 for additional information.
(3)	In accordance with Australian law, the Company is not permitted to hold shares of its own ordinary shares. As such, all Class A Shares that were repurchased by the Company have been cancelled. Additionally, all shares of Tronox Incorporated common stock that were held by Tronox Incorporated on the Transaction date were cancelled in connection with the Transaction. The number of Class A Shares repurchased has been adjusted for the 5-for-1 share split.

Warrants

As part of its emergence from bankruptcy, Tronox Incorporated issued to existing holders of its equity, warrants in two tranches, Series A warrants and Series B warrants (collectively, the “Tronox Incorporated Warrants”), to purchase up to an aggregate of 1,216,216 shares, or 7.5%, Tronox Incorporated’s shares. In connection with the Transaction, and pursuant to the terms of the Tronox Incorporated Warrant Agreement, Tronox Limited entered into an amended and restated warrant agreement, dated as of the Transaction Date, whereby the holders of the Tronox Limited Warrants are entitled to purchase one Class A Share and receive $12.50 in cash at the initial exercise prices of $62.13 for each Series A Warrant (the “Series A Warrants”) and $68.56 for each Series B Warrant (the “Series B Warrants,” collectively with the Series A Warrants, the “Warrants”). On the Transaction Date, there were 841,302 Warrants outstanding. The Warrants have a seven-year term from the date initially issued and will expire on February 14, 2018. A holder may exercise the Warrants by paying the applicable exercise price in cash or on a cashless basis. The Warrants are freely transferable by the holder thereof.

In connection with the share split, holders of the Warrants are entitled to purchase five Class A Shares and receive $12.50 in cash at the initial exercise prices of $62.13 for each Series A Warrant and $68.56 for each Series B Warrants. As of December 31, 2012 there were 364,817 Series A Warrants and 474,421 Series B Warrants outstanding.

Share Repurchases

On June 26, 2012, the Board authorized the repurchase of 10% of Tronox Limited voting securities in open market transactions. During 2012, the Company repurchased 12,626,400 Class A Shares, affected for the 5-for-1 share split, at an average price of $25.84 per share, inclusive of commissions, for a total cost of $326 million, respectively. Repurchased shares were subsequently cancelled in accordance with Australian law. On September 27, 2012, the Company announced the successful completion of its share repurchase program.

Exxaro Share Purchases

The Company’s constitution provides that, subject to certain exceptions, when Exxaro acquires a Class A Share, it automatically converts to a Class B Share. As such, Exxaro generally will not hold Class A Shares. During October 2012, Exxaro purchased 1,400,000 Class A Shares in market purchases, which converted to Class B Shares.

TRONOX LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars, except share, per share and tonnes data or unless otherwise noted)

Dividends Declared

On November 8, 2012, the Board declared a quarterly dividend of $0.25 per share to holders of Class A Shares and Class B Shares, totaling approximately $29 million. On June 26, 2012, the Board declared a quarterly dividend of $0.25 per share to holders of Class A Shares and Class B Shares, totaling $32 million.

Tronox Incorporated Common Shares

On August 6, 2012, Tronox Limited and Tronox Incorporated filed post-effective amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-181842) declared effective by the SEC on July 11, 2012 (the “Form S-1”) to deregister the Tronox Incorporated Class A common shares and exchangeable shares which were not issued on the date of the Transaction.

16. Noncontrolling Interest

In connection with the Transaction, Exxaro and its subsidiaries retained a 26% ownership interest in each of Tronox KZN Sands Pty Ltd and Tronox Mineral Sands Pty Ltd in order to comply with the ownership requirements of the BEE legislation in South Africa. Exxaro is entitled to exchange this interest for approximately 3.2% in additional Class B Shares under certain circumstances (i.e., the earlier of the termination of the Empowerment Period or the tenth anniversary of completion of the Transaction).

A reconciliation of the beginning and ending balances of noncontrolling interest on the Company’s Consolidated Balance Sheets is presented below.

Balance at January 1, 2012	$—
Fair value of noncontrolling interest on the Transaction Date	233
Net loss attributable to noncontrolling interest	(1)
Effect of exchange rate changes	1

Balance at December 31, 2012	$233

17. Income Taxes

The Company’s operations are conducted through its various subsidiaries in a number of countries throughout the world. The Company has provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned. For the year ended December 31, 2012, Tronox Limited is the public parent registered under the laws of the State of Western Australia. For the year ended December 31, 2011, one month ended January 31, 2011 and year ended December 31, 2010, Tronox Incorporated was the public parent, a Delaware corporation, registered in the United States.

Income (loss) from continuing operations before income taxes is comprised of the following:

	Successor		Predecessor
	Year Ended December 31, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 31, 2011	Year Ended December 31, 2010
Australia	$1,019	$70	$107	$2
United States	10	120	497	(10)
Other	(21)	72	28	15

Total	$1,008	$262	$632	$7

TRONOX LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars, except share, per share and tonnes data or unless otherwise noted)

The income tax benefit (provision) from continuing operations is summarized below:

	Successor		Predecessor
	Year Ended December 31, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 31, 2011	Year Ended December 31, 2010
Australian:
Current	$(28)	$(1)	$—	$(6)
Deferred	124	(4)	(1)	5
U.S. Federal & State:
Current	(9)	—	—	—
Deferred	—	—	—	—
Other:
Current	—	(14)	—	(1)
Deferred	38	(1)	—	—

Total benefit/(provision) from continuing operations	$125	$(20)	$(1)	$(2)

In the following table, the applicable statutory income tax rates are reconciled to the Company’s effective income tax rates for “Income (Loss) from Continuing Operations” as reflected in the Consolidated Statements of Operations.

	Successor		Predecessor
	Year Ended December 31, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 31, 2011	Year Ended December 31, 2010
Statutory tax rate	30%	35%	35%	35%
Increases (decreases) resulting from:
Tax rate differences	(6)	(5)	—	93
Foreign exchange	—	—	—	39
Disallowable expenditures	(1)	7	—	166
Foreign interest disallowance	—	2	—	61
Gain on bargain purchase (net of tax)	(31)	—	—	—
Resetting of tax basis to market value	(7)	—	—	—
Permanent adjustment for fresh start (net of tax)	—	—	(29)	—
Prior year accruals	—	(1)	—	23
Change in uncertain tax positions	—	(6)	—	54
U.S. state income taxes	—	2	—	(15)
Valuation allowances	(1)	(25)	(1)	(427)
Withholding taxes	2	—	—	—
Other, net	2	(1)	(5)	1

Effective tax rate	(12%)	8%	0%	30%

The application of business combination accounting on June 15, 2012, resulted in the remeasurement of deferred income taxes associated with recording the assets and liabilities of the acquired entities at fair value pursuant to ASC 805. As a result, deferred income taxes of $185 million were recorded in accordance with ASC 740.

Additionally, certain subsidiaries of the Company re-domiciled in Australia subsequent to the Transaction. Because the Australian tax laws provide for a resetting of the tax basis of the business assets to market value, the Company recorded a tax benefit related to this market value basis adjustment. The overall tax benefit from this basis adjustment increase was partially offset by a valuation allowance. Because this basis change did not pertain to an entity acquired in the Transaction, this net tax benefit was recorded through tax expense and did not impact the Company’s gain on bargain purchase.

The application of fresh-start accounting on January 31, 2011, resulted in the re-measurement of deferred income tax liabilities associated with the revaluation of Tronox Incorporated and subsidiaries’ assets and liabilities pursuant to ASC 852. As a result, deferred income taxes were recorded at amounts determined in accordance with ASC 740 of $12 million as part of reorganization income. Additionally, during 2011, Tronox Incorporated released valuation allowances against certain of its deferred tax assets in the Netherlands and Australia resulting from this re-measurement.

TRONOX LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars, except share, per share and tonnes data or unless otherwise noted)

For U.S. federal income tax purposes, typically the amount of cancellation of debt income (“CODI”) recognized, and accordingly the amount of tax attributes that may be reduced, depends in part on the fair market value of non-cash consideration given to creditors. On Tronox Incorporated’s date of emergence, the fair market value of non-cash consideration given was such that the creditors received consideration in excess of their claims. For this reason, Tronox Incorporated did not recognize any CODI and retained all of its U.S. tax attributes. In addition, Tronox Incorporated reflected a tax deduction for the premium paid to the creditors of $1,130 million. This deduction will increase the Company’s net operating losses (“NOL’s”) in the United States and in various states where the Company has filing requirements. The resulting federal tax benefit of $395 million and the estimated corresponding state tax benefit of $51 million, net of the deferred federal effect, have been fully offset by a valuation allowance in accordance with ASC 740, after considering all available positive and negative evidence. Because the financial offset for the consideration given to creditors was recorded through equity, neither the tax benefits nor the offsetting valuation allowance impacts were shown in the effective tax rate calculations. Instead, the excess tax benefit, which netted to zero with the valuation allowance, was reflected as an equity adjustment.

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

Net deferred tax assets (liabilities) at December 31, 2012 and 2011 were comprised of the following:

	Successor
	December 31, 2012	December 31, 2011
Deferred tax assets:
Net operating loss and other carryforwards	$664	$495
Property, plant and equipment	197	6
Reserves for environmental remediation and restoration	31	6
Obligations for pension and other employee benefits	79	57
Investments	31	34
Grantor trusts	109	123
Inventory	2	4
Interest	24	—
Other accrued liabilities	50	16
Long-term notes payable	52	—
Unrealized foreign exchange losses	10	1
Other	8	1

Total deferred tax assets	1,257	743
Valuation allowance associated with deferred tax assets	(753)	(561)

Net deferred tax assets	504	182

Deferred tax liabilities:
Property, plant and equipment	(386)	(67)
Intangibles	(110)	(118)
Inventory	(22)	(1)
Other	(8)	(2)

Total deferred tax liabilities	(526)	(188)

Net deferred tax asset (liability)	$(22)	$(6)

Balance sheet classifications:
Deferred tax assets — current	$114	$4
Deferred tax assets — long-term	91	9
Deferred tax liability — current	(5)	—
Deferred tax liability — long-term	(222)	(19)

Net deferred tax asset	$(22)	$(6)

During the years ended December 31, 2012 and 2011, the total change to the valuation allowance was an increase of $192 million and an increase of $215 million, respectively.

TRONOX LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars, except share, per share and tonnes data or unless otherwise noted)

The deferred tax assets generated by tax loss carryforwards have been partially offset by valuation allowances. The expiration of these carryforwards at December 31, 2012, is shown below. These expiration amounts are comprised of Australian, United States, state, and other jurisdictional losses.

	Australia	U.S. Federal	U.S. State	Other	Tax Loss Carryforwards Total
2013	$—	$—	$—	$22	$22
2014	—	—	—	52	52
2015	—	—	—	31	31
2016	—	—	11	6	17
2017	—	—	—	3	3
Thereafter	253	1,226	1,431	322	3,232

Total tax losses	$253	$1,226	$1,442	$436	$3,357

At December 31, 2012, Tronox Limited, the new Australian holding company, has no undistributed earnings of foreign subsidiaries. Tronox Incorporated has certain foreign subsidiaries with undistributed earnings which total $199 million. The Company has made no provision for deferred taxes for these undistributed earnings because they are considered to be indefinitely reinvested outside of the parents’ taxing jurisdictions. The distribution of these earnings in the form of dividends or otherwise may subject the Company to U.S. federal and state income taxes and potentially to foreign withholding taxes. However, because of the complexities of taxation of foreign earnings, it is not practicable to estimate the amount of additional tax that might be payable on the eventual remittance of these earnings to their parent corporations.

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2012 is as follows:

Successor 2012
Balance at January 1	$2
Additions for tax positions related to prior year	2

Balance at December 31	$4

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

2011
Predecessor: Balance at January 1	$13

Successor: Balance at January 31	13
Additions for tax positions related to the current year	1
Decrease due to settlements	(3)
Decrease due to lapse of applicable statute of limitations	(9)

Successor: Balance at December 31	$2

Included in the balance at December 31, 2012 and 2011, were tax positions of $1 million and $1 million, respectively, for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. The net benefit associated with approximately $3 million and $1 million of the December 31, 2012 and 2011 reserve, respectively, for unrecognized tax benefits, if recognized, would affect the effective income tax rate.

As a result of potential settlements, it is reasonably possible that the Company’s gross unrecognized tax benefits for interest deductibility may decrease within the next twelve months by an amount up to $4 million.

The Company recognizes interest and penalties related to unrecognized tax benefits in “Income tax benefit (provision)” on the Consolidated Statements of Operations. During the year ended December 31, 2012, eleven months ended December 31, 2011, one month ended January 31, 2011, and year ended December 31, 2010, the Company recognized approximately $0, $(10) million, $0 million, and $2 million, respectively, in gross interest and penalties in the Consolidated Statement of Operations. At December 31, 2012 and 2011, the Company had no remaining accruals for the gross payment of interest and penalties related to unrecognized tax

TRONOX LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars, except share, per share and tonnes data or unless otherwise noted)

benefits and the noncurrent liability section of the Consolidated Balance Sheet reflected $4 million and $2 million, respectively, as the reserve for uncertain tax positions.

The Australian returns of the Company are closed through 2004. The U.S. returns are closed for years through 2008, with the exception of issues for which the Kerr-McGee Corporation refund claim is being pursued in the United States Court of Federal Claims. The Netherlands returns are closed through 2005. The Switzerland returns are closed through 2009. In accordance with the Transaction Agreement, the Company is not liable for income taxes of the acquired companies with respect to periods prior to the Transaction Date.

The Company believes that it has made adequate provision for income taxes that may be payable with respect to years open for examination; however, the ultimate outcome is not presently known and, accordingly, additional provisions may be necessary and/or reclassifications of noncurrent tax liabilities to current may occur in the future.

18. Earnings Per Share

Basic earnings per share is computed utilizing the two-class method, and is calculated based on weighted-average number of ordinary shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted-average number of ordinary and ordinary equivalent shares outstanding during the periods utilizing the two-class method for nonvested restricted shares, warrants and options.

Certain unvested awards issued under the Tronox Limited Management Equity Incentive Plan and the T-Bucks Employee Participation Plan, as further discussed in Note 19, contain non-forfeitable rights to dividends declared on Class A Shares. Any unvested shares that participate in dividends are considered participating securities, and are included in the Company’s computation of basic and diluted earnings per share using the two-class method, unless the effect of including such shares would be antidilutive. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of ordinary shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.

TRONOX LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars, except share, per share and tonnes data or unless otherwise noted)

The following table sets forth the number of shares utilized in the computation of basic and diluted earnings per share from continuing operations for the periods indicated. The weighted average shares outstanding, potentially dilutive shares, earnings per share and anti-dilutive shares of the Successor have been restated to affect the 5-for-1 share split discussed in Note 15.

	Successor		Predecessor
	Year Ended December 31, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 31, 2011	Year Ended December 31, 2010
Numerator – Basic and Diluted:
Income from Continuing Operations	$1,133	$242	$631	$5
Add: Loss attributable to noncontrolling interest	1	—	—	—
Less: Dividends paid	(61)	—	—	—

Undistributed earnings	1,073	242	631	5
Percentage allocated to ordinary shares	99.26%	100%	100%	100%

Undistributed earnings allocated to ordinary shares	1,065	242	631	5
Add: Dividends paid allocated to ordinary shares	60	—	—	—

Earnings available to ordinary shares	$1,125	$242	$631	$5

Denominator – Basic:
Weighted-average ordinary shares (in thousands)	98,985	74,905	41,311	41,232
Add: Effect of Dilutive Securities:
Restricted stock	49	275	88	151
Warrants	2,372	2,895	—	—
Options	—	20	—	—

Denominator – Dilutive	101,406	78,095	41,399	41,383

Earnings per Share:
Basic earnings per Share(1)	$11.37	$3.22	$15.28	$0.11

Diluted earnings per Share(1)	$11.10	$3.10	$15.25	$0.11

(1)	The basic and diluted earnings per share amounts were computed from exact, not rounded, income and share information.

In computing diluted earnings per share under the two-class method, the Company considered potentially dilutive shares. For the year ended December 31, 2012, 528,759 options with an average exercise price of $25.16 were not recognized in the diluted earnings per share calculation as they were antidilutive. For the one month ended January 31, 2011, 1,152,408 options with an average exercise price of $9.54 were anti-dilutive because they were not “in the money.”

During 2012, the Company created the T-Bucks Employee Purchase Plan for the benefit of certain employees at Tronox subsidiaries in South Africa. Shares held by the Trust are not considered outstanding for purposes of computing earnings per share. See Note 19 for additional information on the T-Bucks Employee Purchase Plan.

19. Share-based Compensation

Compensation expense related to restricted share awards was $29 million, $14 million, less than $1 million and $1 million for the year ended December 31, 2012, eleven months ended December 31, 2011, one month ended January 31, 2011 and year ended December 31, 2010, respectively. Compensation expense related to the Company’s nonqualified option awards was $2 million, less than $1 million, $0 million and less than $1 million for the year ended December 31, 2012, eleven months ended December 31, 2011, one month ended January 31, 2011 and year ended December 31, 2010, respectively. During the one month ended January 31, 2011, the tax benefit associated with compensation expense had a corresponding offset to the valuation allowance, yielding no overall income tax benefit.

As of December 31, 2012, unrecognized compensation expense related to the Company’s restricted shares and options, adjusted for estimated forfeitures, was approximately $30 million, with such unrecognized compensation expense expected to be recognized over a weighted-average period of approximately 3 years. The ultimate amount of such expense is dependent upon the actual number of restricted shares and options that vest. The Company periodically assesses the forfeiture rates used for such estimates. A change in estimated forfeiture rates would cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense above.

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

TRONOX LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars, except share, per share and tonnes data or unless otherwise noted)

adjustment, the maximum number of shares which may be the subject of awards (inclusive of incentive options) is 12,781,225 Class A Shares.

Restricted Shares

During 2012, the Company granted 341,755 restricted share awards to employees, which have both time requirements and performance requirements. The time provisions are graded vesting, while the performance provisions are cliff vesting and have a variable payout. During 2012, the Company granted 34,740 restricted share awards with graded vesting to members of the Board. In accordance with ASC 718, the restricted share awards issued during 2012 are classified as equity awards and are accounted for using the fair value established at the grant date.

The following table summarizes restricted share activity for the year ended December 31, 2012.

	Number of Shares	Fair Value(1)
Balance at December 31, 2011	—	—
Awards converted from Tronox Incorporated to Tronox Limited in connection with the Transaction	420,765	16.99
Awards granted	376,495	24.97
Awards earned	(24,620)	20.87
Awards forfeited	(11,575)	29.32

Balance at December 31, 2012	761,065	$20.62

Outstanding awards expected to vest	754,162	$20.57

(1)	Represents the weighted-average grant-date fair value.

Options

On October 26, 2012 and November 12, 2012, the Company granted 88,233 and 711 options, respectively, to employees to purchase Class A Shares, respectively, which vest over a three year period. The following table presents a summary of activity for the year ended December 31, 2012:

	Number of Options	Price (1)	Contractual Life Years (1)	Intrinsic Value(2)
Balance at December 31, 2011	—	$—	—		$—
Options converted to Tronox Limited in connection with the Transaction	517,330	24.56	9.10		—
Options issued	247,904	23.83	9.62		—
Options forfeited	(159,880)	22.55	—		—
Options vested	(76,595)	22.25	—		—

Outstanding at December 31, 2012	528,759	$25.16	9.38	$

Outstanding awards expected to vest	491,416	$25.23	9.40		—

(1)	Represents weighted average exercise price and weighted average remaining contractual life, as applicable. The fair value of awards granted in connection with the share split has been affected to reflect the estimated fair value on the date of such share split.
(2)	Reflects aggregate intrinsic value based on the difference between the market price of the Company’s shares at December 31, 2012 and the options’ exercise price. Options issued in connection with the share split had no effect on the intrinsic value of outstanding options.

TRONOX LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars, except share, per share and tonnes data or unless otherwise noted)

October 26, 2012 Grants

Valuation and Cost Attribution Methods. Options’ fair value was determined on the date of grant using the Black-Scholes option-pricing model and was recognized in earnings on a straight-line basis over the employee service period of three years necessary to earn the awards, which is the vesting period. The Company ran the Black-Scholes option-pricing model for the 88,233 options granted on October 26, 2012 and used the following assumptions:

2012
Risk-free interest rate	1.02%
Expected dividend yield	4.84%
Expected volatility	56%
Expected term (years)	10
Per-unit fair value of options granted	$7.03

The Company used the fair market value and exercise price of $20.64, which was the adjusted closing price of Class A Shares, New York Stock Exchange symbol TROX, recorded on October 26, 2012.

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

Risk-free interest rate — The Company used a risk-free interest rate of 1.02%, which was the risk-free interest rate based on U.S. Treasury Strips available with maturity period consistent with expected life assumption.

November 12, 2012 Grants

Valuation and Cost Attribution Methods. Options’ fair value was determined on the date of grant using the Black-Scholes option-pricing model and was recognized in earnings on a straight-line basis over the employee service period of three years necessary to earn the awards, which is the vesting period. The Company ran the Black-Scholes option-pricing model for the 711 options granted on November 12, 2012 and used the following assumptions:

2012
Risk-free interest rate	0.87%
Expected dividend yield	5.34%
Expected volatility	56%
Expected term (years)	10
Per-unit fair value of options granted	$6.07

The Company used the fair market value and exercise price of $18.72, which was the adjusted closing price of Class A Shares, New York Stock Exchange symbol TROX, recorded on November 12, 2012.

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

Risk-free interest rate — The Company used a risk-free interest rate of 0.87%, which was the risk-free interest rate based on U.S. Treasury Strips available with maturity period consistent with expected life assumption.

TRONOX LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars, except share, per share and tonnes data or unless otherwise noted)

T-Bucks Employee Participation Plan (“T-Bucks EPP”)

During 2012, the Company established the T-Bucks EPP for the benefit of certain qualifying employees (the “Participants”) of Tronox subsidiaries in South Africa (the “Employer Companies”). In accordance with the terms of the Trust Deed of the T-Bucks Trust (the “T-Bucks Trust Deed”), the Employer Companies funded the T-Bucks Trust (the “Trust”) in the amount of R124 million (approximately $15 million), which represents a capital contribution equal to R75,000 for each Participant. The funded amount was used to acquire 548,234 Class A Shares. Additional contributions may be made in the future at the discretion of the Board.

On September 3, 2012, the Participants were awarded shares units in the Trust which entitles them to receive shares of Tronox Limited upon completion of the vesting period on May 31, 2017. The Participants are also entitled to receive dividends on the Tronox shares during the vesting period. Forfeited shares are retained by the Trust and are allocated to future participants in accordance with the Trust Deed. Under certain conditions, as outlined in the Trust Deed, Participants may receive share units awarded before May 31, 2017. The fair value of the awards is the fair value of the shares determined at the Grant Date. Compensation costs are recognized over the vesting period using the straight-line method. Compensation expense for the year ended December 31, 2012 was $1 million. In accordance with ASC 718, the T-Bucks EPP is classified as an equity-settled shared-based payment plan.

	Number of Shares	Fair Value(1)
Balance at December 31, 2011	—	—
Shares acquired by the Trust	548,234	$25.79

Balance at December 31, 2012	548,234	$25.79

Outstanding awards expected to vest	548,234	$25.79

(1)	Represents the fair value on the date of purchase by the Trust.

Long-Term Incentive Plan

In connection with the Transaction, the Company assumed a long-term incentive plan (the “LTIP”) for the benefit of certain qualifying employees of Tronox subsidiaries in South Africa and Australia. The LTIP is classified as a cash settled compensation plan and is re-measured to fair value at each reporting date. At December 31, 2012, the LTlP plan liability was approximately $8 million.

Tronox Incorporated Management Equity Incentive Plan

In connection with its emergence from bankruptcy, Tronox Incorporated adopted the Tronox Incorporated management equity incentive plan (the “Tronox Incorporated MEIP”), which permitted the grant of awards that constitute incentive options, nonqualified options, share appreciation rights, restricted share, restricted share units, performance awards and other share-based awards, cash payments and other forms such as the compensation committee of the Tronox Incorporated Board of Directors in its discretion deems appropriate, including any combination of the above. The number of shares available for delivery pursuant to the awards granted under the Tronox Incorporated MEIP was 1.2 million shares.

On the Transaction Date, 748,980 restricted shares of Tronox Incorporated vested in connection with the Transaction. The remaining restricted shares of Tronox Incorporated were converted to Tronox Limited restricted shares.

Restricted Shares

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

TRONOX LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars, except share, per share and tonnes data or unless otherwise noted)

The following table summarizes restricted shares activity during the year ended December 31, 2012.

	Number of Shares	Fair Value(1)
Balance at December 31, 2011	1,177,995	$22.01
Awards granted	52,915	24.36
Awards earned	(810,145)	24.30
Awards converted to Tronox Limited restricted shares in connection with the Transaction	(420,765)	16.99

Balance at December 31, 2012	—	$—

(1)	Represents the weighted-average grant-date fair value.

Options

The following table presents a summary of activity for the Tronox Incorporated options for the year ended December 31, 2012:

	Number of Options	Price (1)	Contractual Life Years (1)	Intrinsic Value(2)
Balance at December 31, 2011	345,000	$22.00	9.95	$0.7
Options issued	172,330	29.69	9.87	—
Options converted to Tronox Limited in connection with the Transaction	(517,330)	24.56	9.59	0.7

Outstanding at December 31, 2012	—	$—	—	$—

(1)	Represents weighted average exercise price and weighted average remaining contractual life, as applicable.
(2)	Reflects aggregate intrinsic value based on the difference between the market price of the Company’s shares at December 31, 2012 and the options’ exercise price.

Predecessor

Upon emergence from bankruptcy, all predecessor common stock equivalents, including but not limited to options and restricted stock units of Tronox Incorporated were vested and immediately cancelled with the plan of reorganization.

Overview — Tronox Incorporated’s Long Term Incentive Plan (the “Predecessor LTIP”) authorized the issuance of shares of Tronox Incorporated common stock to certain employees and non-employee directors any time prior to November 16, 2015, in the form of fixed-price options, restricted stock, stock appreciation rights or performance awards. As of the date of emergence from bankruptcy, all stock-based awards previously issued under the Predecessor’s LTIP plan vested and were immediately cancelled.

The following table summarizes information about restricted stock award, performance award and option activity for the one month ended January 31, 2011:

	Restricted Stock Awards & Stock Opportunity Grants		Performance Awards	Options
Restricted Shares	Number of Shares	Fair Value(1)	Number Of Units	Number of Options	Price(2)	Contractual Life (Years)(2)	Intrinsic Value(3)
Balance at December 31, 2010	148,053	$4.92	2,689,150	1,152,408	$9.54	5.31	$9.54
Awards vested/cancelled	(148,053)	—	(2,689,150)	(1,152,408)	—	—	—

Balance at January 31, 2011	—	$—	—	—	$—	—	$—

(1)	Represents the weighted average grant date fair value.
(2)	Represents weighted average exercise price and weighted average remaining contractual life, as applicable.
(3)	Reflects aggregate intrinsic value based on the difference between the market price of the Company’s stock and the options’ exercise price.

TRONOX LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars, except share, per share and tonnes data or unless otherwise noted)

20. Pension and Other Postretirement Healthcare Benefits

The Company sponsors noncontributory defined benefit retirement plans (qualified and nonqualified plans) in the United States, a contributory defined benefit retirement plan in the Netherlands, a U.S. contributory postretirement healthcare plan and a South Africa postretirement healthcare plan.

U.S. Plans

Qualified Benefit Plan—The Company sponsors a noncontributory qualified defined benefit plan (funded) (the “U.S. Qualified Plan”) in accordance with the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code. The Company made contributions into funds managed by a third-party, and those funds are held exclusively for the benefit of the plan participants. Benefits under the U.S. Qualified Plan were generally calculated based on years of service and final average pay. The U.S. Qualified Plan was frozen and closed to new participants on June 1, 2009.

Postretirement Healthcare Plan—The Company sponsors an unfunded U.S. postretirement healthcare plan. Under the plan, substantially all U.S. employees are eligible for postretirement healthcare benefits provided they reach retirement age while working for the Company. The plan provides medical and dental benefits to U.S. retirees and their eligible dependents.

Foreign plans

Netherlands Plan—On January 1, 2007, the Company established the TDF-Botlek Pension Fund Foundation (the” Netherlands Plan”) to provides defined pension benefits to qualifying employees of Tronox Pigments (Holland) B.V. and its related companies. The Netherlands Plan is a contributory benefit plan under which participants contribute 4% of the costs. Contributions by the Company and participants are held in the fund for the sole benefits of the participants. Benefits are determined by applying the benefit formula to the pensionable salary, and are payable to participants upon retirement. Under the Netherlands Plan, a participant’s surviving spouse and children are entitled to benefits subject to certain benefit thresholds.

South Africa Postretirement Healthcare Plan—As part of the Transaction, the Company established a post-employment health care plan, which provides medical and dental benefits to certain Namakwa Sands employees, retired employees and their registered dependants (the “South African Plan”). The South African Plan provides benefits as follows: (i) members employed before March 1, 1994 receive 100% post-retirement and death-in-service benefits, (ii) members employed on or after March 1, 1994 but before January 1, 2002 receive 2% per year of completed service subject to a maximum of 50% post-retirement and death-in-service benefits, and (iii) members employed on or after January 1, 2002 receive no post-retirement and death-in-service benefits.

TRONOX LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars, except share, per share and tonnes data or unless otherwise noted)

Plan financial information

Benefit Obligations and Funded Status — The following provides a reconciliation of beginning and ending benefit obligations, beginning and ending plan assets, funded status and balance sheet classification of the Company’s pension and other postretirement healthcare plans as of and for the years ended December 31, 2012 and 2011. The benefit obligations and plan assets associated with the Company’s principal benefit plans are measured on December 31.

	Retirement Plans		Postretirement Healthcare Plans
	Successor	Successor	Successor	Successor
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Change in benefit obligations:
Benefit obligation, beginning of year	$483	$481	$9	$9
Service cost	3	3	1	—
Interest cost	22	23	1	—
Net actuarial (gains) losses	78	20	2	1
Foreign currency rate changes	2	(3)	—	—
Contributions by plan participants	1	1	1	1
Acquired in the Transaction	—	—	6	—
Special termination benefits	—	1	—	—
Termination of the nonqualified benefits restoration plan	—	(9)	—	—
Benefits paid	(29)	(32)	(2)	(2)
Administrative expenses	(3)	(2)	—	—

Benefit obligation, end of year	557	483	18	9

Change in plan assets:
Fair value of plan assets, beginning of year	350	372	—	—
Actual return on plan assets	47	7	—	—
Employer contributions(1)	30	7	1	1
Participant contributions	1	1	1	1
Foreign currency rate changes	2	(3)	—	—
Benefits paid(1)	(29)	(32)	(2)	(2)
Administrative expenses	(3)	(2)	—	—

Fair value of plan assets, end of year	398	350	—	—

Net over (under) funded status of plans	$(159)	$(133)	$(18)	$(9)

Classification of amounts recognized in the Consolidated Balance Sheets:
Noncurrent asset	$—	$1	$—	$—
Current accrued benefit liability	—	—	(1)	(1)
Noncurrent accrued benefit liability	(159)	(134)	(17)	(8)

Sub-total of liabilities	(159)	(133)	(18)	(9)
Accumulated other comprehensive loss	94	50	5	1

Total	$(65)	$(83)	$(13)	$(8)

(1)	The Company expects 2013 contributions to be approximately $4 million for the Netherlands plan and $6 million for the U.S. qualified retirement plan, while net benefits paid are expected to be approximately $1 million for the U.S. postretirement healthcare plan.

At December 31, 2012, the Company’s U.S. qualified retirement plan was in an underfunded status of $134 million. As a result, the Company has a projected minimum funding requirement of $13 million for 2012, which will be payable in 2013.

TRONOX LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars, except share, per share and tonnes data or unless otherwise noted)

Funded Status— The following table summarizes the accumulated benefit obligation, the projected benefit obligation, the market value of plan assets and the funded status of the Company’s funded retirement plans.

	Successor		Successor
	December 31, 2012		December 31, 2011
	U.S. Qualified Plan	The Netherlands Retirement Plan	U.S. Qualified Plan	The Netherlands Retirement Plan
Accumulated benefit obligation	$420	$117	$392	$79
Projected benefit obligation	(420)	(137)	(393)	(90)
Market value of plan assets	286	112	259	91

Funded status — (under)/over funded	$(134)	$(25)	$(134)	$1

Expected Benefit Payments — the following table shows the expected cash benefit payments for the next five years and in the aggregate for the years 2018 through 2022:

	2013	2014	2015	2016	2017	2018- 2022
Retirement Plans(1)	$32	$31	$31	$30	$31	$153
Postretirement Healthcare Plan	1	1	1	1	1	6

(1)	Includes benefit payments expected to be paid from the U.S. qualified retirement plan of $29 million, $28 million, $27 million, $27 million and $27 million in each year, 2013 through 2017, respectively, and $131 million in the aggregate for the period 2018 through 2022.

Retirement Expense — The tables below present the components of net periodic cost (income) associated with the U.S. and foreign retirement plans recognized in the Consolidated Statement of Operations for the year ended December 31, 2012, the eleven months ended December 31, 2011, one month ended January 31, 2011 and year ended December 31, 2010:

	Retirement Plans				Postretirement Healthcare Plans
	Successor		Predecessor		Successor		Predecessor
	Year Ended December 31, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 31, 2011	Year Ended December 31, 2010
Net periodic cost:
Service cost	$3	$3	$—	$2	$1	$1	$—	$—
Interest cost	22	21	2	25	1	—	—	1
Expected return on plan assets	(21)	(20)	(2)	(30)	—	—	—	—
Net amortization of prior service credit	—	—	—	—	—	—	(1)	(14)
Net amortization of actuarial loss	—	—	1	4	—	—	—	—

Total net periodic cost (income)	$4	$4	$1	$1	$2	$1	$(1)	$(13)

The following table shows the pretax amounts that are expected to be reclassified from “Accumulated other comprehensive income” on the Consolidated Balance Sheets to retirement expense during 2013:

	Retirement Plans	Postretirement Healthcare Plans
Unrecognized actuarial loss	$2	$—
Unrecognized prior service cost (credit)	—	—

TRONOX LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars, except share, per share and tonnes data or unless otherwise noted)

Assumptions — The following weighted average assumptions were used to determine the net periodic cost:

	Successor				Predecessor
	2012		2011		2010
	United States	Netherlands	United States	Netherlands	United States	Netherlands
Discount rate(1)	4.50%	5.25%	5.25%	5.25%	5.50%	5.25%
Expected return on plan assets	5.75%	5.25%	6.44%	5.25%	7.50%	5.75%
Rate of compensation increases	—	3.50%	3.50%	3.50%	3.50%	3.50%

The following weighted average assumptions were used in estimating the actuarial present value of the plans’ benefit obligations:

	Successor				Predecessor
	2012		2011		2010
	United States	Netherlands	United States	Netherlands	United States	Netherlands
Discount rate(1)	3.75%	3.50%	4.5%	5.25%	5.0%	5.0%
Rate of compensation increases	—	3.50%	3.5%	3.5%	3.5%	3.5%

(1)	The discount rate on the South African Plan was 9.45% at December 31, 2012, which is not included in the table above.

Expected Return on Plan Assets —In forming the assumption of the U.S. long-term rate of return on plan assets, the Company took into account the expected earnings on funds already invested, earnings on contributions expected to be received in the current year, and earnings on reinvested returns. The long-term rate of return estimation methodology for U.S. plans is based on a capital asset pricing model using historical data and a forecasted earnings model. An expected return on plan assets analysis is performed which incorporates the current portfolio allocation, historical asset-class returns and an assessment of expected future performance using asset-class risk factors. The Company’s assumption of the long-term rate of return for the Netherlands plan was developed considering the portfolio mix and country-specific economic data that includes the rates of return on local government and corporate bonds.

Discount Rate —The discount rate selected for all U.S. plans was 3.75% as of both December 31, 2012 and 2011. The 2012 rate was selected based on the results of a cash flow matching analysis, which projected the expected cash flows of the plans using a yield curves model developed from a universe of Aa-graded U.S. currency corporate bonds (obtained from Bloomberg) with at least $50 million outstanding. Bonds with features that imply unreliable pricing, a less than certain cash flow, or other indicators of optionality are filtered out of the universe. The remaining universe is categorized into maturity groups, and within each of the maturity groups yields are ranked into percentiles.

For 2011 and 2010, the discount rate for the Company’s U.S. qualified plan and postretirement healthcare plan was based on a discounted cash flow analysis performed by its independent actuaries utilizing the Citigroup Pension Discount Curve as of the end of the year. For the foreign plans, the Predecessor bases the discount rate assumption on local corporate bond index rates.

Health Care Cost Trend Rates. At December 31, 2012, the assumed health care cost trend rates used to measure the expected cost of benefits covered by the U.S. postretirement healthcare plan was 9% in 2013, gradually declining to 5% in 2018 and thereafter. A 1% increase in the assumed health care cost trend rate for each future year would increase the accumulated postretirement benefit obligation at December 31, 2012 by $1 million, while the aggregate of the service and interest cost components of the 2012 net periodic postretirement cost would increase by less than $1 million. A 1% decrease in the trend rate for each future year would reduce the accumulated benefit obligation at December 31, 2012 by $1 million and decrease the aggregate of the service and interest cost components of the net periodic postretirement cost for 2012 by less than $1 million.

TRONOX LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars, except share, per share and tonnes data or unless otherwise noted)

Plan Assets — Asset categories and associated asset allocations for the Company’s funded retirement plans at December 31, 2012 and 2011:

	Successor		Successor
	December 31, 2012		December 31, 2011
	Actual	Target	Actual	Target
United States:
Equity securities	38%	38%	57%	45%
Debt securities	61	62	40	55
Cash and cash equivalents	1	—	3	—

Total	100%	100%	100%	100%

Netherlands:
Equity securities	41%	40%	40%	25%
Debt securities	53	55	51	58
Real estate	—		9	10
Cash and cash equivalents	6	5	—	7

Total	100%	100%	100%	100%

The U.S. plan is administered by a board-appointed committee that has fiduciary responsibility for the plan’s management. The committee maintains an investment policy stating the guidelines for the performance and allocation of plan assets, performance review procedures and updating of the policy. At least annually, the U.S. plan’s asset allocation guidelines are reviewed in light of evolving risk and return expectations.

Substantially all of the plan’s assets are invested with nine equity fund managers, three fixed-income fund managers and one money-market fund manager. To control risk, equity fund managers are prohibited from entering into the following transactions, (i) investing in commodities, including all futures contracts, (ii) purchasing letter stock, (iii) short selling, and (iv) option trading. In addition, equity fund managers are prohibited from purchasing on margin and are prohibited from purchasing Tronox securities. Equity managers are monitored to ensure investments are in line with their style and are generally permitted to invest in U.S. common stock, U.S. preferred stock, U.S. securities convertible into common stock, common stock of foreign companies listed on major U.S. exchanges, common stock of foreign companies listed on foreign exchanges, covered call writing, and cash and cash equivalents.

Fixed-income fund managers are prohibited from investing in (i) direct real estate mortgages or commingled real estate funds, (ii) private placements above certain portfolio thresholds, (iii) tax exempt debt of state and local governments above certain portfolio thresholds, (iv) fixed income derivatives that would cause leverage, (v) guaranteed investment contracts and (vi) Tronox securities. They are permitted to invest in debt securities issued by the U.S. government, its agencies or instrumentalities, commercial paper rated A3/P3, FDIC insured certificates of deposit or bankers’ acceptances and corporate debt obligations. Each fund manager’s portfolio has an average credit rating of A or better.

The Netherlands plan is administered by a pension committee representing the employer, the employees and the pensioners. The pension committee has six members, whereby three members are elected by the employer, two members are elected by the employees and one member is elected by the pensioners, and each member has one vote. The pension committee meets at least quarterly to discuss regulatory changes, asset performance and asset allocation. The plan assets are managed by one Dutch fund manager against a mandate set at least annually by the pension committee. In accordance with policies set by the pension committee, a new fund manager was appointed effective December 1, 2006. Simultaneous with the change in fund manager, the asset allocation was modified using committee policy guidelines. The plan assets are evaluated annually by a multinational benefits consultant against state defined actuarial tests to determine funding requirements.

TRONOX LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars, except share, per share and tonnes data or unless otherwise noted)

The fair values of pension investments as of December 31, 2012 are summarized below:

	U.S. Pension
	Fair Value Measurement at December 31, 2012, Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total
Asset category:
Commingled Equity Fund.	$—		$110	(1)	$—	$110
Debt securities
Corporate	—		8	(5)	—	8
Government	11	(4)	1	(5)	—	12
Mortgages	—		16	(5)	—	16
Commingled Fixed Income Funds	—		137	(2)	—	137
Cash & cash equivalents
Commingled Cash Equivalents Fund	—		3	(3)	—	3

Total at fair value	$11		$275		$—	$286

(1)	For commingled equity fund owned by the funds, fair value is based on observable quoted prices on active exchanges, which are Level 1 inputs.
(2)	For commingled fixed income funds, fair value is based on observable inputs of comparable market transactions, which are Level 2 inputs.
(3)	For commingled cash equivalents funds, fair value is based on observable inputs of comparable market transactions, which are Level 2 inputs.
(4)	For government debt securities that are traded on active exchanges, fair value is based on observable quoted prices, which are Level 1 inputs.
(5)	For corporate, government, and mortgage related debt securities, fair value is based on observable inputs of comparable market transactions, which are Level 2 inputs.

	Netherlands Pension
	Fair Value Measurement at December 31, 2012, Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total
Asset category:
Equity securities — Non-U.S. Pooled Funds	$—	$46	(1)	$—	$46
Debt securities — Non-U.S. Pooled Funds	—	60	(2)	—	60
Cash	—	6		—	6

Total at fair value	$—	$112		$—	$112

(1)	For equity securities in the form of fund units that are redeemable at the measurement date, the unit value is deemed as a Level 2 input.
(2)	For pooled fund debt securities, the fair value is based on observable inputs, but do not solely rely on quoted market prices, and therefore are deemed Level 2 inputs.

TRONOX LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars, except share, per share and tonnes data or unless otherwise noted)

The fair values of pension investments as of December 31, 2011 are summarized below:

	U.S. Pension
	Fair Value Measurement at December 31, 2011, Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total
Asset category:
Equity securities — U.S.	$147	(1)	$—		$—	$147
Debt securities
Corporate	—		13	(6)	—	13
U.S. Mutual Funds	52	(2)	—		—	52
Government	10	(5)	1	(6)	—	11
Asset-backed	—		1	(6)	—	1
Mortgages	—		24	(6)	—	24
International Commingled Fixed Income Funds	—		3	(3)	—	3
Cash & cash equivalents
Commingled Cash Equivalents Fund	—		8	(4)	—	8

Total at fair value	$209		$50		$—	$259

(1)	For equity securities owned by the funds, fair value is based on observable quoted prices on active exchanges, which are Level 1 inputs.
(2)	For mutual funds, fair value is based on nationally recognized pricing services, which are Level 1 inputs.
(3)	For commingled fixed income funds, fair value is based on observable inputs of comparable market transactions, which are Level 2 inputs.
(4)	For commingled cash equivalents funds, fair value is based on observable inputs of comparable market transactions, which are Level 2 inputs.
(5)	For government debt securities that are traded on active exchanges, fair value is based on observable quoted prices, which are Level 1 inputs.
(6)	For corporate, government, asset-backed, and mortgage related debt securities, fair value is based on observable inputs of comparable market transactions, which are Level 2 inputs.

	Netherlands Pension
	Fair Value Measurement at December 31, 2011, Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total
Asset category:
Equity securities — Non-U.S. Pooled Funds	$—	$37	(1)	$—	$37
Debt securities — Non-U.S. Pooled Funds	—	46	(2)	—	46
Real Estate Pooled Fund	—	8	(3)	—	8

Total at fair value	$—	$91		$—	$91

(1)	For equity securities in the form of fund units that are redeemable at the measurement date, the unit value is deemed as a Level 2 input.
(2)	For pooled fund debt securities, the fair value is based on observable inputs, but do not solely rely on quoted market prices, and therefore are deemed Level 2 inputs.
(3)	For real estate pooled funds, the fair value is based on observable inputs, but do not solely rely on quoted market prices, and therefore are deemed Level 2 inputs.

TRONOX LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars, except share, per share and tonnes data or unless otherwise noted)

The following tables set forth the changes in the fair value of Level 3 plan assets for the year ended December 31, 2011:

	U.S. Level 3 Assets
	International Comingled Funds US Equity	Total
Balance at December 31, 2010	$22	$22
Transfers to Level 2	(22)	(22)

Balance at December 31, 2011	$—	$—

Defined Contribution Plans

U.S. Savings Investment Plan

On March 30, 2006, the Company established the U.S. Savings Investment Plan (the “SIP”), a qualified defined contribution plan under section 401(k) of the Internal Revenue Code. Under the SIP, the Company’s regular full-time and part-time employees contribute a portion of their earnings, and the Company matches these contributions up to a predefined threshold. During 2011 and 2012, the Company’s matching contribution was 100% of the first 3% of employees’ contribution and 50% of the next 3%. On January 1, 2011, the Board approved a discretionary company contribution of up to 6% of employees’ pay. The discretionary contribution is subject to approval each year by the Board. The Company’s matching contribution to the SIP vests immediately; however, the Company’s discretionary contribution is subject to vesting conditions that must be satisfied over a three year vesting period. Contributions under SIP, including the Company’s match, are invested in accordance with the investment options elected by plan participants. Compensation expense associated with the Company’s matching contribution to the SIP was $2, $2 million, $0 and $1 million for the years ended December 31, 2012, eleven months ended December 31, 2011, one month ended January 31, 2011 and year ended December 31, 2010, respectively. Compensation expense associated with the Company’s discretionary contribution was $4 million and $3 million, respectively, for the years ended December 31, 2012 and eleven months ended December 31, 2011. Compensation expense during the one month ended January 31, 2011 and year ended December 31, 2010 was less than $1 million.

U.S. Savings Restoration Plan

On March 30, 2006, the Company established the U.S. Savings Restoration Plan (the “SRP”), a nonqualified defined contribution plan, for employees whose eligible compensation is expected to exceed the IRS compensation limits for qualified plans. Under the SRP, participants can contribute up to 20% of their annual compensation and incentive. The Company’s matching contribution under the SRP is the same as the SIP. The Company’s matching contribution under this plan vests immediately to plan participants. Contributions under the SRP, including the Company’s match, are invested in accordance with the investment options elected by plan participants. Compensation expense associated with the Company’s matching contribution to the SRP was $1 million and $1 million, respectively, for the years ended December 31, 2012 and eleven months ended December 31, 2011. Compensation expense for the one month ended January 31, 2011 and year ended December 31, 2010 was less than $1 million.

21. Cash Flows Statement Data

Other noncash items included in the reconciliation of net income to net cash flows from operating activities include the following:

	Successor		Predecessor
	Year Ended December 31, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 31, 2011	Year Ended December 31, 2010
Accrued transfer taxes	$37	$—	$—	$—
Amortization of fair value inventory step-up	152	—	—	—
Other net adjustments	12	(7)	—	5

Total	$201	$(7)	$—	$5

22. Related Party Transactions

Prior to the Transaction Date, Tronox Incorporated conducted transactions with Exxaro Australia Sands Pty Ltd, Tronox Incorporated’s 50% partner in the Tiwest Joint Venture. Tronox Incorporated purchased, at open market prices, raw materials used in

TRONOX LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars, except share, per share and tonnes data or unless otherwise noted)

its production of TiO2, as well as Exxaro Australia Sands Pty Ltd’s share of TiO2 produced by the Tiwest Joint Venture. Tronox Incorporated also provided administrative services and product research and development activities, which were reimbursed by Exxaro. For the year ended December 31, 2012, eleven months ended December 31, 2011, one month ended January 31, 2011 and year ended December 31, 2010, Tronox Incorporated made payments of $173 million, $316 million, $44 million and $109 million, respectively, and received payments of $9 million, $8 million, less than $1 million and $2 million, respectively. Subsequent to the Transaction Date, such transactions are considered intercompany transactions and are eliminated in consolidation.

Subsequent to the Transaction, the Company began purchasing transition services from Exxaro, which amounted to $7 million since the Transaction Date.

23. Emergence from Chapter 11

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

On November 30, 2010 (the “Confirmation Date”), the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Debtors’ First Amended Joint Plan of Reorganization pursuant to Chapter 11 of the Bankruptcy Code, dated November 5, 2010 (as amended and confirmed, the “Plan”). Under Chapter 11 of the Bankruptcy Code, a debtor may reorganize its business for the benefit of its stakeholders with the consummation of a plan of reorganization being the principal objective. Among other things (subject to certain limited exceptions and except as otherwise provided in the Plan or the Confirmation Order), the Confirmation Order discharged the Debtors from any debt arising before the Petition Date, terminated all of the rights and interests of pre-bankruptcy equity security holders and substituted the obligations set forth in the Plan and new shares for those prebankruptcy claims. Under the Plan, claims and equity interests were divided into classes according to their relative priority and other criteria.

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

As part of the Debtor’s emergence from the Chapter 11 proceedings, Tronox Incorporated relied on a combination of debt financing and money from new equity issued to certain existing creditors. Specifically, such funding included: (i) total funded exit financing of no more than $470 million; (ii) the proceeds of a $185 million rights offering (the “Rights Offering”) open to substantially all unsecured creditors and backstopped by certain groups; (iii) settlement of government claims related to the Legacy Environmental Liabilities through the creation of certain environmental response trusts and a litigation trust; (iv) settlement of claims related to the Legacy Tort Liabilities through the establishment of a torts claim trust; (v) issuance of shares whereby holders of the allowed general unsecured claims received their pro rata share of 50.9% of the Tronox Incorporated shares on the Effective Date, and the opportunity to participate in the Rights Offering for an aggregate of 49.1% of the Tronox Incorporated shares, also issued on the Effective Date; and (vi) issuance of warrants, on the Effective Date, to the holders of equity in the Predecessor to purchase their pro

TRONOX LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars, except share, per share and tonnes data or unless otherwise noted)

rata share of a combined total of 7.5% of the Tronox Incorporated shares, after and including the issuance of any Tronox Incorporated shares upon exercise of such warrants.

The Company applied fresh-start accounting pursuant to ASC 852 as of January 31, 2011. ASC 852 provides for, among other things, a determination of the value to be assigned to the assets of the reorganized Company. In applying fresh-start accounting on January 31, 2011, Tronox Incorporated recorded assets and liabilities at estimated fair value, except for deferred income taxes and certain liabilities associated with employee benefits, which were recorded in accordance with ASC 852 and ASC 740, respectively. Additionally, Tronox Incorporated recorded gains relating to executing the plan of reorganization, gains related to revaluation of assets and “resetting” retained earnings and accumulated other comprehensive income to zero.

Reorganization Income (Expense)

For the one month ended January 31, 2011 and the year ended December 31, 2010, the Company recognized $613 million of reorganization income and $145 million of reorganization expense, respectively, which were classified as “Reorganization income (expense)” on Consolidated Statements of Operations. Upon emergence from bankruptcy, the Company no longer reports reorganization income (expense). Any residual costs are included in “Selling, general and administrative expenses” on the Consolidated Statements of Operations.

24. Segment Information

Prior to the Transaction, Tronox Incorporated had one reportable segment representing its pigment business. The Pigment segment primarily produced and marketed TiO2 and included heavy minerals production. The heavy minerals production was integrated with its Australian pigment plant, but also had third-party sales of minerals not utilized by its pigment operations. In connection with the Transaction, the Company acquired 74% of Exxaro’s South African mineral sands operations, including its Namakwa and KZN Sands mines, separation facilities and slag furnaces, along with its 50% share of the Tiwest Joint Venture in Western Australia. As such, the Company evaluated its new operations under ASC 280, Segments, and determined that the mineral sands operations qualify as a separate segment.

Subsequent to the Transaction, the Company has two reportable segments, Mineral Sands and Pigment. The Mineral Sands segment includes the exploration, mining and beneficiation of mineral sands deposits, as well as heavy mineral production. These operations produce titanium feedstock, including ilmenite, chloride slag, slag fines and rutile, as well as pig iron and zircon. The Pigment segment primarily produces and markets TiO2 and has production facilities in the United States, Australia, and the Netherlands. Corporate and Other is comprised of corporate activities and businesses that are no longer in operation, as well as its electrolytic manufacturing and marketing operations, all of which are located in the United States.

Segment performance is evaluated based on segment operating profit (loss), which represents the results of segment operations before unallocated costs, such as general corporate expenses not identified to a specific segment, environmental provisions, net of reimbursements, related to sites no longer in operation, interest expense, other income (expense) and income tax expense or benefit.

	Mineral Sands	Pigment	Corporate And Other	Eliminations	Total
Successor: Twelve Months Ended December 31, 2012
Net Sales	$760	$1,246	$128	$(302)	$1,832
Income (Loss) from operations	156	57	(139)	(49)	25
Interest and debt expense					(65)
Other income (expense)					(7)
Gain on bargain purchase					1,055
Income (Loss) from Continuing Operations before Income Taxes					$1,008
Total Assets	$3,164	$1,680	$725	$(58)	$5,511
Depreciation, Depletion and Amortization	125	71	15	—	211
Capital Expenditures	96	39	31	—	166
Successor: Eleven Months Ended December 31, 2011
Net Sales	$160	$1,327	$133	$(77)	$1,543
Income (Loss) from operations	42	323	(54)	(9)	302
Interest and debt expense					(30)
Other income (expense)					(10)
Income (Loss) from Continuing Operations before Income Taxes					$262

TRONOX LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars, except share, per share and tonnes data or unless otherwise noted)

	Mineral Sands	Pigment	Corporate And Other	Eliminations	Total
Total Assets	$228	$1,217	$224	$(12)	$1,657
Depreciation, Depletion and Amortization	—	67	12	—	79
Capital Expenditures	—	117	16	—	133
Predecessor: January 1 through January 31, 2011
Net Sales	$8	$89	$14	$(3)	$108
Income (Loss) from operations	2	20	(1)	(1)	20
Interest and debt expense					(3)
Other income					2
Reorganization income					613
Income from Continuing Operations before Income Taxes					632
Total Assets	$221	$987	$241	$(1)	$1,448
Depreciation, Depletion and Amortization	—	3	1	—	4
Capital Expenditures	—	4	1	1	6
Predecessor: Twelve Months Ended December 31, 2010
Net Sales	$109	$1,005	$153	$(49)	$1,218
Income (Loss) from operations	7	163	40	—	210
Interest and debt expense					(50)
Other income (expense)					(8)
Reorganization expense					(145)
Income (Loss) from Continuing Operations before Income Taxes					$7
Total Assets	$152	$564	$382	$—	$1,098
Depreciation, Depletion and Amortization	—	40	10	—	50
Capital Expenditures	—	37	8	—	45

	Successor		Predecessor
	Year Ended December 31, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 31, 2011	Year Ended December 31, 2010
Net Sales(1)
U.S. operations	$843	$793	$60	$692
International operations:
Australia	443	475	33	317
The Netherlands	248	275	15	209
South Africa	298	—	—	—

Total	$1,832	$1,543	$108	$1,218

(1)	Based on country of production.

TRONOX LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars, except share, per share and tonnes data or unless otherwise noted)

	Successor
	December 31, 2012	December 31, 2011
Net Property, Plant and Equipment and Net Mineral Leaseholds
U.S. operations	$196	$184
International operations:
South Africa	1,263	—
Australia	1,348	304
The Netherlands	55	54

Total	$2,862	$542

(1)	Based on country of production.

25. Quarterly Results of Operations (Unaudited)

The following represents the Company’s unaudited quarterly results for the years ended December 31, 2012. These quarterly results were prepared in conformity with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results.

	January 1 – March 31	April 1 – June 30	July 1 - September 30	October 1 - December 31
Net sales	$434	$429	$487	$482
Cost of goods sold	(277)	(304)	(444)	(543)

Gross margin	157	125	43	(61)
Net income (loss)	$86	$1,144	$(1)	$(96)
Net income (loss) per share from continuing operations:
Basic	$1.14	$13.46	$(0.03)	$(0.82)
Diluted	$1.10	$13.00	$(0.03)	$(0.82)

(1)	Subsequent to the Transaction, the Company adjusted its initial valuation. In accordance with ASC 805, the Company recorded these adjustments retroactive to the second quarter. As such, the quarterly results of operations for the second and third quarter have been revised. See Note 5.

The following represents the Company’s unaudited results for the one month ended January 31, 2011, two months ended March 31, 2011 and quarters ended June 30, 2011, September 30, 2011 and December 31, 2011. These results were prepared in conformity with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results.

	January 1 – January 31	February 1 – March 31	April 1 – June 30	July 1 - September 30	October 1 - December 31
Net sales	$108	$267	$428	$465	$383
Cost of goods sold	(83)	(230)	(310)	(322)	(242)

Gross margin	25	37	118	143	141
Net income (loss)	$631	$10	$66	$99	$67
Net income (loss) per share from continuing operations:
Basic	$15.28	$0.14	$0.89	$1.32	$0.88
Diluted	$15.25	$0.13	$0.85	$1.25	$0.85

The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used to calculate net income (loss) per shares.

26. Subsequent Events

On February 19, 2013, the Board declared a quarterly dividend of $0.25 per share payable on March 20, 2013 to holders of our Class A Shares and Class B Shares at close of business on March 6, 2013.

On February 9, 2013, Daniel D. Greenwell voluntarily resigned as Chief Financial Officer, effective March 31, 2013. In connection with Mr. Greenwell’s resignation, Mr. Greenwell and the Company executed a separation agreement.

PART III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

This annual report does not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information

Not Applicable.

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding members of the Board of Directors, including its audit committee and audit committee financial experts, as well as information regarding our Code of Business Conduct and Ethics that applies to our Chief Executive Officer and senior financial officers, will be presented in Tronox Limited’s definitive proxy statement for its 2013 annual general meeting of shareholders, which will be held May 21, 2013, and is incorporated herein by reference. Information regarding our executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in Tronox Limited’s definitive proxy statement for its 2013 annual general meeting of shareholders, and is incorporated herein by reference.

Item 11. Executive Compensation

Information regarding executive officer and director compensation will be presented in Tronox Limited’s definitive proxy statement for its 2013 annual general meeting of shareholders, which will be held May  21, 2013, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information regarding security ownership of certain beneficial owners and management and related shareholder matters will be presented in Tronox Limited’s definitive proxy statement for its 2013 annual general meeting of shareholders, which will be held May 21, 2013, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2012 regarding securities issued under the Tronox Limited Equity Incentive Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders	2,677,296	25.62	1,622,211
Equity compensation plans not approved by security holders	—	—	—

Total	2,677,296	25.62	1,622,211

(1)	Each share unit awarded under the Tronox Limited Equity Incentive Plan was granted at no cost to the persons receiving them and represents the contingent right to receive the equivalent number of Class A Shares.

Item 13 Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions will be presented in Tronox Limited’s definitive proxy statement for its 2013 annual general meeting of shareholders, which will be held May 21, 2013, and is incorporated herein by reference.

Item 14 Principal Accounting Fees and Services.

Information regarding certain relationships and related transactions will be presented in Tronox Limited’s definitive proxy statement for its 2013 annual general meeting of shareholders, which will be held May 21, 2013, and is incorporated herein by reference.

PART IV

Item 15 Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements

Reference is made to the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules appearing at “Item 8. Financial Statements and Supplementary Data” in this report.

2. Consolidated Financial Statement Schedules

All financial statement schedules are omitted as they are inapplicable, or the required information has been included in the consolidated financial statements or notes thereto.

3. Exhibits

Exhibit No.
2.1	Amended and Restated Transaction Agreement by and among Tronox Incorporated, Tronox Limited, Concordia Acquisition Corporation, Concordia Merger Corporation, Exxaro Resources Limited, Exxaro Holdings Sands (Proprietary) Limited and Exxaro International BV, dated as of April 20, 2012 (incorporated by reference to Annex A to the proxy statement/prospectus which forms a part of the Registration Statement on Form S-4 filed by Tronox Limited and Tronox Incorporated on May 4, 2012).

3.1	Constitution of Tronox Limited (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Tronox Limited on June 20, 2012).

4.1	Indenture, dated as of August, 20, 2012, among Tronox Finance LLC, Tronox Limited, the other guarantors named therein and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q filed by Tronox Limited on November 14, 2012).

4.2	Registration Rights Agreement, dated as of August 20, 2012, among Tronox Finance LLC, Tronox Limited, the other guarantors named therein and Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC and UBS Securities LLC, as representative of the initial purchasers (incorporated by reference to Exhibit 4.2 of the Quarterly Report on Form 10-Q filed by Tronox Limited on November 14, 2012).

4.3	First Supplemental Indenture, dated August 29, 2012, to the Indenture, dated as of August, 20, 2012 among Tronox Finance LLC, Tronox Limited, the other guarantors named therein and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.3 of the Quarterly Report on Form 10-Q filed by Tronox Limited on November 14, 2012).

10.1	Amended and Restated Warrant Agreement, dated as of June 15, 2012, by and between Tronox Incorporated, Tronox Limited, Computershare Inc. and its wholly-owned subsidiary, Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed by Tronox Limited on June 20, 2012).

10.2	Tronox Incorporated 2010 Management Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by Tronox Incorporated on February 14, 2011).

10.3	Tronox LLC 2010 Cash Incentive Plan (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed by Tronox Incorporated on February 14, 2011).

10.4	Employment Agreement entered into as of February 14, 2011 by and between Tronox LLC and John D. Romano (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-4 filed by Tronox Limited and Tronox Incorporated on December 30, 2011).

10.5	Employment Agreement entered into as of February 14, 2011 by and between Tronox LLC and Michael J. Foster (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-4 filed by Tronox Limited and Tronox Incorporated on December 30, 2011).

10.6	Employment Agreement entered into as of February 14, 2011 by and between Tronox LLC and Robert C. Gibney (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-4 filed by Tronox Limited and Tronox Incorporated on December 30, 2011).

10.7	Shareholders’ Agreement by and between Tronox Sands Holdings PTY Limited, Tronox Limited, Exxaro Resources Limited, Exxaro Sands (Proprietary) Limited and Exxaro TSA Sands Proprietary Limited (incorporated by reference to Exhibit 10.10 of the Current Report on Form 8-K filed by Tronox Limited on June 20, 2012).

10.8	Shareholder’s Deed dated June 15, 2012 by and between Tronox Limited, Thomas Casey, and Exxaro Resources Limited (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Tronox Limited on June 20, 2012).

10.9	Credit and Guaranty Agreement, dated February 8 2012, by and among Tronox Pigments (Netherlands) B.V., Tronox Incorporated, the guarantors listed therein, the lenders listed therein, and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.14 of the Registration Statement of Form S-4 filed by Tronox Limited and Tronox Incorporated on March 22, 2012).

10.10	Employment Agreement entered into as of April 19, 2012 by and between Tronox LLC and Thomas J. Casey (incorporated by reference to Exhibit 10.15 of the Registration Statement on Form S-4 filed by Tronox Limited and Tronox Incorporated on April 23, 2012).

10.11	Tronox Limited Management Equity Incentive Plan (incorporated by reference to Exhibit 10.16 of the Registration Statement on Form S-4 filed by Tronox Limited and Tronox Incorporated on April 23, 2012).

10.12*	First Amendment to the Credit and Guaranty Agreement, dated May 11, 2012, by and among Tronox Pigments (Netherlands) B.V., Tronox Incorporated, Goldman Sachs Bank USA, the requisite lenders party thereto and the guarantors party thereto.

10.13*	Technical Amendment to the Credit and Guaranty Agreement, dated June 12, 2012, by and among Goldman Sachs Bank USA and Tronox Pigments (Netherlands) B.V.

10.14	Transition Services Agreement, dated June 15, 2012, by and between Tronox Limited, Exxaro Resources Limited, Exxaro TSA Sands Proprietary Limited and Exxaro Sands (Proprietary) Limited (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Tronox Limited on June 20, 2012).

10.15	General Services Agreement, dated June 15, 2012, by and between Tronox Limited, Exxaro Resources Limited, Exxaro TSA Sands Proprietary Limited and Exxaro Sands (Proprietary) Limited (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by Tronox Limited on June 20, 2012).

10.16	Template Project Services Agreement, dated June 15, 2012, by and between Tronox Limited and Exxaro Resources Limited (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed by Tronox Limited on June 20, 2012).

10.17	Revolving Syndicated Facility Agreement, dated June 18, 2012, among Tronox Incorporated, Tronox Limited, Guarantors named therein, Lenders named therein, UBS Securities LLC, as Arranger, Bookmanager, Documentation Agent and Syndication Agent, UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent and Collateral Agent, UBS Loan Finance LLC, as Swingline Lender, and UBS AG, Stamford Branch, as Australian Security Trustee (incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K filed by Tronox Limited on June 20, 2012).

10.18*	First Amendment to Revolving Syndicated Facility Agreement, dated August 8, 2012, among Tronox Limited, the other borrowers and the guarantors party thereto, the lenders party thereto and UBS AG, Stamford Branch.

10.19*	Separation Letter Agreement dated as of September 29, 2012, by and between Tronox Limited and Robert C. Gibney.

10.20	Separation Agreement and Release entered into as of February 9, 2013, by and between Tronox Limited and Daniel D. Greenwell (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Tronox Limited on February 13, 2013).

10.21*	First Amendment to that Certain Employment Agreement entered into as of February 22, 2013, by and between Tronox LLC and Thomas J. Casey.

21.1*	Subsidiaries of Tronox Limited

23.1*	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm for Tronox Limited

31.1*	Rule 13a-14(a) Certification of Thomas Casey.

31.2*	Rule 13a-14(a) Certification of Daniel D. Greenwell.

32.1*	Section 1350 Certification for Thomas Casey.

32.2*	Section 1350 Certification for Daniel D. Greenwell.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Each document marked with an asterisk is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stamford, State of Connecticut, on this 28th day of February 2013.

TRONOX LIMITED (Registrant)

By:	/S/ DANIEL D. GREENWELL
Name:	Daniel D. Greenwell
Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ THOMAS CASEY	Chairman of the Board and
Thomas Casey	Chief Executive Officer (Principal Executive Officer)	February 28, 2013

/S/ DANIEL D. GREENWELL	Senior Vice President and Chief
Daniel D. Greenwell	Financial Officer	February 28, 2013
(Principal Financial Officer)

/S/ KEVIN V. MAHONEY	Vice President and Controller
Kevin V. Mahoney	(Principal Accounting Officer)	February 28, 2013

/S/ DANIEL BLUE
Daniel Blue	Director	February 28, 2013

/S/ WIM DE KLERK
Wim de Klerk	Director	February 28, 2013

/S/ ANDREW P. HINES
Andrew P. Hines	Director	February 28, 2013

/S/ WAYNE A. HINMAN
Wayne A. Hinman	Director	February 28, 2013

/S/ PETER JOHNSTON
Peter Johnston	Director	February 28, 2013

/S/ ILAN KAUFTHAL
Ilan Kaufthal	Director	February 28, 2013

/S/ SIPHO NKOSI
Sipho Nkosi	Director	February 28, 2013

/S/ JEFFRY N. QUINN
Jeffry N. Quinn	Director	February 28, 2013