Form 10-Q
period 2013-03-31
Tronox Ltd
filed 2013-05-09
CIK 1530804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, there were 113,364,603 shares of the Registrant’s Class A ordinary shares and Class B ordinary shares outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

TRONOX LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Millions of U.S. dollars, except share and per share data)

	Three Months Ended March 31,
	2013	2012
Net Sales	$470	$434
Cost of goods sold	438	277

Gross Margin	32	157
Selling, general and administrative expenses	51	44

Income (Loss) from Operations	(19)	113
Interest and debt expense	(27)	(8)
Loss on extinguishment of debt	(4)	—
Other income (expense)	6	(1)

Income (Loss) before Income Taxes	(44)	104
Income tax provision	(1)	(18)

Net Income (Loss)	(45)	86
Income attributable to noncontrolling interest	12	—

Net Income (Loss) attributable to Tronox Limited	$(57)	$86

Income (Loss) per Share, Basic and Diluted:
Basic	$(0.50)	$1.14

Diluted	$(0.50)	$1.10

Weighted Average Shares Outstanding (in thousands)(1):
Basic	113,317	75,390
Diluted	113,317	78,665

(1)	On June 26, 2012, the Board of Directors of Tronox Limited approved a 5-to-1 stock split for holders of its Class A ordinary shares and Class B ordinary shares at the close of business on July 20, 2012, by issuance of four additional shares for each share of the same class by way of bonus issue. All references to number of shares and per share data in the unaudited condensed consolidated financial statements have been adjusted to reflect the stock split, unless otherwise noted.

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED

CONDENSED CONSOLIDATED STATEMENTS COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Millions of U.S. dollars)

	Three Months Ended March 31,
	2013	2012
Net Income (Loss):
Net income (loss)	$(45)	$86
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(119)	7
Retirement and postretirement plans:
Amortization of actuarial losses, net of taxes of less than $1 million in 2013	1	—

Other comprehensive income (loss)	(118)	7

Total Comprehensive Income (Loss)	$(163)	$93

Comprehensive Loss Attributable to Noncontrolling Interest:
Net income	12	—
Foreign currency translation adjustments	(28)	—

Comprehensive loss attributable to noncontrolling interest	(16)	—

Comprehensive Income (Loss) Attributable to Tronox Limited Shareholders	$(147)	$93

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions of U.S. dollars, except share and per share data)

	March 31, 2013	December 31, 2012
Current Assets
Cash and cash equivalents	$1,375	$716
Accounts receivable, net of allowance for doubtful accounts of $3 million and $3 million, respectively	416	391
Inventories	850	914
Prepaid and other assets	28	38
Deferred income taxes	41	114

Total Current Assets	2,710	2,173
Noncurrent Assets
Property, plant and equipment, net	1,360	1,423
Mineral leaseholds, net	1,377	1,439
Intangible assets, net	318	326
Long-term deferred tax assets	169	91
Other long-term assets	81	59

Total Assets	$6,015	$5,511

Current Liabilities
Accounts payable	$162	$189
Accrued liabilities	178	209
Short-term debt	—	30
Long-term debt due within one year	15	10
Income taxes payable	20	24
Current deferred income taxes	5	5

Total Current Liabilities	380	467

Noncurrent Liabilities
Long-term debt	2,396	1,605
Pension and postretirement healthcare benefits	175	176
Asset retirement obligations	105	106
Deferred income taxes	214	222
Other long-term liabilities	49	53

Total Liabilities	3,319	2,629

Contingencies and Commitments
Shareholders’ Equity
Class A ordinary shares, par value $0.01 — 64,262,967 shares issued and 62,210,323 shares outstanding at March 31, 2013 and 63,413,288 shares issued and 62,103,989 shares outstanding at December 31, 2012	1	1
Class B ordinary shares, par value $0.01 — 51,154,280 shares issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Capital in excess of par value	1,435	1,429
Retained earnings	1,228	1,314
Accumulated other comprehensive loss	(185)	(95)

Total Shareholders’ Equity	2,479	2,649
Noncontrolling interest	217	233

Total Equity	2,696	2,882

Total Liabilities and Equity	$6,015	$5,511

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Millions of U.S. dollars)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$(45)	$86
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	73	22
Deferred income taxes	3	—
Share-based compensation expense	5	7
Amortization of debt issuance costs and discount on debt	2	1
Loss on extinguishment of debt	4	—
Pension and postretirement healthcare benefit expense, net	2	2
Other noncash items affecting net income	10	2
Contributions to employee pension and postretirement plans	(1)	—
Changes in assets and liabilities:
Increase in accounts receivable	(36)	(73)
Decrease (increase) in inventories	24	(93)
Decrease in prepaid and other assets	11	—
(Decrease) increase in accounts payable and accrued liabilities	(41)	6
(Decrease) increase in taxes payable	(7)	15
Other, net	(5)	(1)

Cash used in operating activities	(1)	(26)

Cash Flows from Investing Activities:
Capital expenditures	(45)	(21)

Cash used in investing activities	(45)	(21)

Cash Flows from Financing Activities:
Reductions of debt	(179)	(421)
Proceeds from borrowings	945	550
Debt issuance costs	(28)	(19)
Dividends paid	(29)	—
Proceeds from conversion of warrants	1	1

Cash provided by financing activities	710	111

Effects of Exchange Rate Changes on Cash and Cash Equivalents	(5)	5

Net Increase in Cash and Cash Equivalents	659	69
Cash and Cash Equivalents at Beginning of Period	716	154

Cash and Cash Equivalents at End of Period	$1,375	$223

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(Millions of U.S. dollars)

	Tronox Limited Class A Ordinary Shares	Tronox Limited Class B Ordinary Shares	Capital in Excess of par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Three Months Ended March 31, 2013
Balance at December 31, 2012	$1	$—	$1,429	$1,314	$(95)	$2,649	$233	$2,882
Net income (loss)	—	—	—	(57)	—	(57)	12	(45)
Other comprehensive loss	—	—	—	—	(90)	(90)	(28)	(118)
Share-based compensation	—	—	5	—	—	5	—	5
Warrants exercised	—	—	1	—	—	1	—	1
Class A and Class B dividend declared	—	—	—	(29)	—	(29)	—	(29)

Balance at March 31, 2013	$1	$—	$1,435	$1,228	$(185)	$2,479	$217	$2,696

	Tronox Incorporated Common Shares	Tronox Class A Common Shares	Tronox Class B Common Shares	Capital in Excess of par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Total Shareholders’ Equity
Three Months Ended March 31, 2012
Balance at December 31, 2011	$—	$—	$—	$579	$242	$(57)	$(12)	$752
Net income	—	—	—	—	86	—	—	86
Other comprehensive income	—	—	—	—	—	7	—	7
Warrants exercised	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	4	—	—	(1)	3

Balance at March 31, 2012	$—	$—	$—	$583	$328	$(50)	$(13)	$848

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Millions of U.S. dollars, except share and per share data or unless otherwise noted)

1.	The Company

Tronox Limited, a public limited company registered under the laws of the State of Western Australia, Australia, and its subsidiaries (collectively referred to as “Tronox” or “the Company”) is a global leader in the production and marketing of titanium bearing mineral sands and titanium dioxide pigment (“TiO2”). The Company’s world-class, high performance TiO2 products are critical components of everyday applications such as paint and other coatings, plastics, paper and other applications. The Company’s mineral sands business consists primarily of two product streams—titanium feedstock and zircon. Titanium feedstock is primarily used to manufacture TiO2. Zircon, a hard, glossy mineral, is used for the manufacture of ceramics, refractories, TV screen glass and a range of other industrial and chemical products. Tronox has global operations in North America, Europe, South Africa and Australia. The Company operates three TiO2 facilities at the following locations: Hamilton, Mississippi, Botlek, the Netherlands, and Kwinana, Western Australia, representing approximately 465,000 tonnes of annual TiO2 production capacity. Additionally, Tronox operates three separate mining operations: KwaZulu-Natal (“KZN”) Sands located in South Africa, Namakwa Sands located in South Africa and Cooljarloo located in Western Australia, which have a combined annual production capacity of approximately 753,000 tonnes of titanium feedstock and approximately 265,000 tonnes of zircon.

Tronox Limited was formed on September 21, 2011 for the purpose of the Transaction (defined below). Prior to the completion of the Transaction, Tronox Limited was wholly-owned by Tronox Incorporated, and had no operating assets or operations. On September 25, 2011, Tronox Incorporated, a Delaware corporation formed on May 17, 2005 (“Tronox Incorporated”), in preparation for the contribution and transfer by Kerr-McGee Corporation of certain entities, including those comprising substantially all its chemical business, entered into a definitive agreement (as amended, the “Transaction Agreement”) with Exxaro Resources Limited (“Exxaro”) and certain of its affiliated companies, to acquire 74% of its South African mineral sands operations, including its Namakwa and KZN Sands mines, separation facilities and slag furnaces, along with its 50% share of the Tiwest Joint Venture (together the “mineral sands business”) (the “Transaction”). On June 15, 2012, the date of the Transaction (the “Transaction Date”), the existing business of Tronox Incorporated was combined with the mineral sands business in an integrated series of transactions whereby Tronox Limited became the parent company in a tax inversion transaction.

On May 4, 2012, Tronox Limited registered Class A ordinary shares (“Class A Shares”) to be issued to shareholders of Tronox Incorporated in connection with the completion of the Transaction. On the Transaction Date, Tronox Limited issued 9,950,856 Class B ordinary shares (“Class B Shares”) to Exxaro and one of its subsidiaries in consideration for the mineral sands business. Under the terms of the Transaction Agreement, Exxaro agreed that for a three-year period after the completion of the Transaction, it would not engage in any transaction or other action, that would result in its beneficial ownership of the voting shares of Tronox Limited to exceed 45% of the total issued shares of Tronox Limited. At March 31, 2013, Exxaro held approximately 44.4% of the voting securities of Tronox Limited.

2.	Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited, and have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The December 31, 2012 balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP for complete financial statements.

The unaudited condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012 relate to Tronox Limited. The unaudited condensed consolidated statements of operations and cash flows for the three months ended March 31, 2013 reflect the consolidated operating results of Tronox Limited. The unaudited condensed consolidated statements of operations and cash flows for the three months ended March 31, 2012 reflect the consolidated operating results of Tronox Incorporated.

Prior to the Transaction Date, Tronox Incorporated operated the Tiwest Joint Venture with Exxaro Australia Sands Pty Ltd. The Tiwest Joint Venture was a contractual relationship between Tronox Incorporated and Exxaro whereby each party held an undivided interest in each asset of the joint venture, and each party was proportionally liable for each of the joint venture’s liabilities. The Tiwest Joint Venture was not a separate legal entity and did not enter into any transactions. Transactions were entered into by the joint venture partners who had the right to sell their own product, collect their proportional share of the revenues and absorb their share of costs. As such, Tronox Incorporated did not account for the Tiwest Joint Venture under the equity method. Instead, Tronox

TRONOX LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Millions of U.S. dollars, except share and per share data or unless otherwise noted)

Incorporated accounted for its share of the Tiwest Joint Venture’s assets that were jointly controlled and its share of liabilities for which it was jointly responsible on a proportionate gross basis in its unaudited Condensed Consolidated Balance Sheet. Additionally, Tronox Incorporated accounted for the revenues generated from its share of the products sold and its share of the expenses of the joint venture on a gross basis in its unaudited Condensed Consolidated Statements of Operations. As of the Transaction Date, the Company owns 100% of the Tiwest Joint Venture operations. As such, the unaudited Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012 includes 100% of the Tiwest operations assets and liabilities. The unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2013 reflect 100% of the revenue and expenses of the Tiwest operations, while the unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2012 reflects Tronox Incorporated’s revenues generated from its share of the products sold and its share of the expenses of the joint venture on a gross basis.

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

3.	Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (the “FASB”) issued accounting standards update (“ASU”) 2013-5, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-5”), which addresses the treatment of the cumulative translation adjustment into net income when a parent either sells its investment in a foreign entity or no longer holds controlling financial interest in a subsidiary or group of assets within a foreign entity. ASU 2013-5 is effective prospectively for periods beginning after December 15, 2013; however early adoption is permitted. The Company has not yet determined the impact, if any, that ASU 2013-5 will have on the consolidated financial statements.

During 2013, the Company adopted ASU 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires the presentation of the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, if the item is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The adoption of this guidance did not have a significant impact on the consolidated financial statements.

4.	Acquisition of the Mineral Sands Business

On September 25, 2011, Tronox Incorporated entered into the Transaction Agreement with Exxaro to acquire the mineral sands business. The Company accounted for the Transaction under Accounting Standards Codification (“ASC”) 805, Business Combinations, (“ASC 805”). The excess of the fair value of the net assets acquired over the value of consideration was recorded as an initial bargain purchase gain. Subsequent to the Transaction, the Company made adjustments to its initial valuation. Further adjustments may result before the end of the measurement period, which ends in June 2013. The bargain purchase gain was not taxable for income tax purposes.

TRONOX LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Millions of U.S. dollars, except share and per share data or unless otherwise noted)

Mineral Sands Business Results of Operations

The following table includes net sales and income from operations on a segment basis attributable to the acquired mineral sands business for the three months ended March 31, 2013. The results of the acquired mineral sands business are included in both the mineral sands segment and the pigment segment.

	Mineral Sands	Pigment	Eliminations	Total
Net Sales	$241	$—	$(107)	$134
Income (Loss) from Operations	$74	$(17)	$(18)	$39

Supplemental Pro forma financial information

The following unaudited pro forma information gives effect to the Transaction as if it had occurred on the first day of the first quarter of fiscal 2012. The unaudited pro forma financial information reflects certain adjustments related to the acquisition, such as (1) converting the mineral sands business financial statements to U.S. GAAP, (2) conforming the mineral sands business accounting policies to those applied by Tronox Incorporated, (3) to record certain incremental expenses resulting from purchase accounting adjustments, such as incremental depreciation expense in connection with fair value adjustments to property, plant and equipment, (4) to eliminate intercompany transactions between Tronox Incorporated and the mineral sands business, (5) to record the effect on interest expense related to borrowings in connection with the Transaction and (6) to record the related tax effects. The unaudited pro forma financial information is for illustrative purposes only and should not be relied upon as being indicative of the historical results that would have been obtained if the Transaction had actually occurred on that date, nor the results of operations in the future.

In accordance with ASC 805, the supplemental pro forma results of operations for the three months ended March 31, 2012:

2012
Net Sales	$562
Income from Operations	$200
Net Income	$153
Net Income attributable to Tronox Limited Shareholders	$143
Basic earnings per share attributable to Tronox Limited Shareholders	$1.13
Diluted earnings per share attributable to Tronox Limited Shareholders	$1.10

5.	Accounts Receivable

Accounts receivable, net of allowance for doubtful accounts, consisted of the following:

	March 31, 2013	December 31, 2012
Trade receivables	$400	$371
Related parties	1	—
Other	18	23

Total	419	394
Allowance for doubtful accounts	(3)	(3)

Net	$416	$391

TRONOX LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Millions of U.S. dollars, except share and per share data or unless otherwise noted)

6.	Inventories

Inventories consisted of the follows:

	March 31, 2013	December 31, 2012
Raw materials	$239	$221
Work-in-process	87	99
Finished goods(1)	406	477
Materials and supplies, net(2)	118	117

Total	$850	$914

(1)	Includes inventory on consignment to others of approximately $65 million and $42 million at March 31, 2013 and December 31, 2012, respectively.
(2)	Materials and supplies consist of processing chemicals, maintenance supplies and spare parts, which will be consumed directly and indirectly in the production of the Company’s products.

7.	Property, Plant and Equipment, Net

Property, plant and equipment, net of accumulated depreciation and amortization, consisted of the following:

	March 31, 2013	December 31, 2012
Land and land improvements	$81	$80
Buildings	186	194
Machinery and equipment	1,132	1,158
Construction-in-progress	147	153
Furniture and fixtures	17	7
Other	7	6

Total	1,570	1,598
Less accumulated depreciation and amortization	(210)	(175)

Net	$1,360	$1,423

Depreciation expense related to property, plant and equipment for the three months ended March 31, 2013 and 2012 was $42 million and $16 million, respectively.

8.	Mineral Leaseholds, Net

Mineral leaseholds, net of accumulated depletion, consisted of the following:

	March 31, 2013	December 31, 2012
Mineral leaseholds	$1,462	$1,502
Less accumulated depletion	(85)	(63)

Net	$1,377	$1,439

Depletion expense related to mineral leaseholds for the three months ended March 31, 2013 and 2012 was $24 million and less than $1 million, respectively.

TRONOX LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Millions of U.S. dollars, except share and per share data or unless otherwise noted)

9.	Intangible Assets, Net

The gross cost and accumulated amortization of intangible assets, by major intangible asset category, were as follows:

	March 31, 2013
	Gross Cost	Accumulated Amortization	Foreign Currency	Net Carrying Amount
Customer relationships	$294	$(44)	$—	$250
TiO2 technology	32	(3)	—	29
Internal-use software	38	(3)	(1)	34
In-process research and development	5	(2)	—	3
Trade names	3	(2)	—	1
Other	1	—	—	1

Total	$373	$(54)	$(1)	$318

	December 31, 2012
	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$294	$(39)	$255
TiO2 technology	32	(3)	29
Internal-use software	38	(2)	36
In-process research and development	5	(2)	3
Trade names	3	(1)	2
Other	1	—	1

Total	$373	$(47)	$326

Amortization expense related to intangible assets for the three months ended March 31, 2013 and 2012 was $7 million and $6 million, respectively. Estimated future amortization expense related to intangible assets is as follows:

Total Amortization
2013	$21
2014	27
2015	26
2016	25
2017	25
Thereafter	194

Total	$318

10.	Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2013	December 31, 2012
Unfavorable sales contracts	$59	$64
Taxes other than income taxes	50	58
Employee-related costs and benefits	42	45
Interest	8	22
Sales rebates	13	13
Other	6	7

Total	$178	$209

TRONOX LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Millions of U.S. dollars, except share and per share data or unless otherwise noted)

11.	Debt

Short-term Debt

Short-term debt consisted of the following:

	Maturity Date	March 31, 2013	December 31, 2012
UBS Revolver	6/18/17	$—	$—
ABSA Revolver (1)	6/14/17	—	30
Wells Revolver (2)		—	—

Total		$—	$30

(1)	Average effective interest rate of 8.43 % and 8.5% during the three months ended March 31, 2013 and 2012, respectively.
(2)	Average effective interest rate of 5.25% during the three months ended March 31, 2012.

UBS Revolver

On June 18, 2012, in connection with the closing of the Transaction, the Company entered into a global senior secured asset-based syndicated revolving credit agreement with UBS AG (the “UBS Revolver”). The UBS Revolver provides the Company with a committed source of capital with a principal borrowing amount of up to $300 million, subject to a borrowing base. In connection with its entry into the Amended and Restated Credit Agreement on March 19, 2013, the Company amended the UBS Revolver to allow for the increased size of the Term Loan over the Term Facility (see “Term Loan” below). At March 31, 2013, the Company’s available borrowing base was $275 million.

In connection with obtaining the UBS Revolver, the Company incurred debt issuance costs of approximately $7 million. During the three months ended March 31, 2013, amortization expense amounted to less than $1 million.

ABSA Revolving Credit Facility

In connection with the Transaction, the Company entered into a R900 million (approximately $98 million as of March 31, 2013) revolving credit facility with ABSA Bank Limited acting through its ABSA Capital Division (the “ABSA Revolver”). During the three months ended March 31, 2013, the Company had repayments of R250 million (approximately $29 million). At March 31, 2013, the Company had no amounts drawn on the ABSA Revolver.

In connection with obtaining the ABSA Revolver, the Company incurred debt issuance costs of $1 million. During the three months ended March 31, 2013, amortization expense amounted to less than $1 million.

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

TRONOX LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Millions of U.S. dollars, except share and per share data or unless otherwise noted)

Long-Term Debt

Long-term debt consisted of the following:

	Principal Amount	Maturity Date	March 31, 2013	December 31, 2012
Term Loan, net of unamortized discount of $12 million at March 31, 2013 (1)	$1,500	3/19/20	$1,488	$—
Senior Notes	$900	8/15/20	900	900
Term Facility, net of unamortized discount of $6 million at December 31, 2012 (2)	$700	2/8/18	—	691
Co-generation Unit Financing Arrangement	$16	2/1/16	9	10
Lease financing			14	14

Total debt			2,411	1,615
Less: Long-term debt due in one year			(15)	(10)

Long-term debt			$2,396	$1,605

(1)	Average effective interest rate of 4.75% in 2013.
(2)	Average effective interest rate of 5.0% and 5.0% in 2013 and 2012, respectively.

At March 31, 2013, the scheduled maturities of the Company’s long-term debt were as follows:

Total Debt
2013	$10
2014	19
2015	19
2016	15
2017	15
Thereafter	2,345

Total	2,423
Remaining accretion of discount associated with the Term Loan	(12)

Total debt	$2,411

Term Facility

On February 8, 2012, Tronox Incorporated’s wholly-owned subsidiary, Tronox Pigments (Netherlands) B.V., entered into a term loan facility with Goldman Sachs Bank USA comprised of a $550 million Senior Secured Term Loan (the “Senior Secured Term Loan”) and a $150 million Senior Secured Delayed Draw Term Loan (the “Senior Secured Delayed Draw” together, the “Term Facility”). The Term Facility was issued net of an original issue discount of $7 million, or 1% of the initial principal amount, which is being amortized over the life of the Term Facility. On June 14, 2012, in connection with the closing of the Transaction, Tronox Pigments (Netherlands) B.V. drew down the $150 million Senior Secured Delayed Draw. In connection with obtaining the Term Facility, Tronox Incorporated incurred debt issuance costs of $17 million, which are recorded in “Other long-term assets” on the unaudited Condensed Consolidated Balance Sheets, and are being amortized through the maturity date.

On February 28, 2013, Tronox Pigments (Netherlands) B.V. repaid the outstanding principal balance of $149 million, plus interest, related to the $150 million Senior Secured Delayed Draw. In accordance with ASC 470, Debt, (“ASC 470”), the Company accounted for such repayment as an extinguishment of debt. As such, the Company recognized a loss on the early extinguishment of debt of $4 million related to the allocated portion of the unamortized original issue discount and debt issuance costs.

TRONOX LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Millions of U.S. dollars, except share and per share data or unless otherwise noted)

The Company allocated these amounts between the $550 million Senior Secured Term Loan and the $150 million Senior Secured Delayed Draw as follows:

	Outstanding Balance	Percentage of Outstanding Balance	Allocation of Unamortized Costs	Loss Extinguishment of Debt
Senior Secured Term Loan	$547	79%	$16	$—
Senior Secured Delayed Draw	149	21%	4	4

Total	$696	100%	$20	$4

Term Loan

On March 19, 2013, Tronox Pigments (Netherlands) B.V., Tronox Limited, and certain subsidiaries of Tronox Limited named as guarantors, entered into an Amended and Restated Credit and Guaranty Agreement with Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent, and Goldman Sachs Bank USA, UBS Securities LLC, Credit Suisse Securities (USA) LLC and RBC Capital Markets, as Joint Lead Arrangers, Joint Bookrunners and Co-Syndication Agents. Pursuant to the Amended and Restated Credit Agreement, the Company obtained a $1.5 billion senior secured term loan (the “Term Loan”), which matures in March 2020. The terms of the Amended and Restated Credit Agreement are substantially similar to the Company’s prior Term Facility. The Term Loan was issued net of an original issue discount of $7 million, or 0.5% of the principal balance.

In accordance with ASC 470, the outstanding principal balance of the Senior Secured Term Loan of $547 million, which became part of the Term Loan, was accounted for as a debt modification. As such, the unamortized original issue discount of $5 million and debt issuance costs of $11 million related to the Term Facility will continue to be amortized over the life of the Term Loan.

The Term Loan bears interest at a base rate plus the applicable margin of 2.5% per annum, or adjusted Eurodollar rate plus the applicable margin of 3.5% per annum. The base rate is defined as the greater of (i) the prime lending rate as quoted in the print edition of The Wall Street Journal or (ii) the Federal Funds Effective rate in effect on such day plus one half of 1%; provided, however, that the Base Rate is not less than 2% per annum.

Additionally, in connection with obtaining the Term Loan, the Company incurred debt issuance costs of $28 million, which are recorded in “Other long-term assets” on the unaudited Condensed Consolidated Balance Sheets, and are being amortized through the maturity date. For the three month ended March 31, 2013, amortization expense amounted to less than $1 million.

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

The Company recorded debt issuance fees of $18 million, which are being amortized over the life of the debt, and are included in “Other long-term assets” on the unaudited Condensed Consolidated Balance Sheets. During the three months ended March 31, 2013, amortization expense amounted to $1 million.

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

TRONOX LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Millions of U.S. dollars, except share and per share data or unless otherwise noted)

Co-generation Unit Financing Arrangement

In March 2011, in order to finance its share of the asset purchase for the Tiwest Joint Venture, Tronox Incorporated incurred debt totaling $8 million. In connection with the Transaction, the Company acquired the remaining 50% undivided interest in the co-generation plant from Exxaro, along with its debt of $6 million. Under the financing arrangement, monthly payments are required, and interest accrues on the outstanding balance at the rate of 6.5% per annum. During the three months ended March 31, 2013, the Company made principal repayments of approximately $1 million.

Lease Financing

In connection with the Transaction, the Company acquired capital lease obligations in South Africa, which are payable through 2032 at a weighted average interest rate of approximately 17%. At March 31, 2013, such obligations had a net book value of assets recorded under capital leases aggregating $8 million. During 2013, the Company made payments of less than $1 million.

Fair Value

The Company’s debt is recorded at historical amounts. At March 31, 2013, the fair value of the Term Loan and Senior Notes was $1,523 million and $882 million, respectively. The Company determined the fair value of both the Senior Notes and the Term Loan using the Bloomberg market price as of March 31, 2013. At December 31, 2012, the fair value of the Senior Notes and the Term Facility was $910 million and $709 million, respectively. The fair value hierarchy for long-term debt is a Level 2 input.

Debt Covenants

At March 31, 2013, the Company had financial covenants in the UBS Revolver, the ABSA Revolver and the Term Loan.

The terms of the Amended and Restated Credit Agreement are substantially similar to the Company’s prior Credit and Guaranty Agreement with Goldman Sachs Bank USA, dated February 8, 2012, except that the Amended and Restated Credit Agreement (i) eliminates financial maintenance covenants (ii) permits, subject to certain conditions, incurrence of additional senior secured debt up to a leverage ratio of 2:1, (iii) increases the Company’s ability to incur debt in connection with permitted acquisitions and its ability to incur unsecured debt, and (iv) allows for the payment of a $0.25 per share dividend each fiscal quarter . Otherwise, the terms of the Amended and Restated Credit Agreement provide for customary representations and warranties, affirmative and negative covenants and events of default. The terms of the covenants, subject to certain exceptions, restrict, among other things: (i) debt incurrence; (ii) lien incurrence; (iii) investments, dividends and distributions; (iv) disposition of assets and subsidiary interests; (v) acquisitions; (vi) sale and leaseback transactions; and (vii) transactions with affiliates and shareholders.

The Term Facility and the UBS Revolver are subject to an intercreditor agreement pursuant to which the lenders’ respective rights and interests in the security are set forth. At March 31, 2013, only the ABSA Revolver had a financial maintenance covenant. The Company was in compliance with its financial covenants at March 31, 2013.

The Company has pledged the majority of our U.S. assets and certain assets of its non-U.S. subsidiaries in support of its outstanding debt.

Interest and Debt Expense

Interest and debt expense consisted of the following:

	Three Months Ended March 31,
	2013	2012
Interest expense	$26	$7
Amortization of deferred debt issuance costs and discount on debt	2	1
Capitalized interest	(1)	—

Interest and debt expense	$27	$8

12.	Asset Retirement Obligations

To the extent a legal obligation exists, an asset retirement obligation (“ARO”) is recorded at its estimated fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is measured using expected future cash outflows discounted at Tronox’s credit-adjusted risk-free interest rate. The Company classifies accretion expense related to asset retirement obligations as a production cost, which is included in “Cost of goods sold” on the unaudited Condensed Consolidated Statements of Operations.

TRONOX LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Millions of U.S. dollars, except share and per share data or unless otherwise noted)

The Company’s AROs are as follows:

•	the KZN mine and the Namakwa Sands mine, both in South Africa, to restore the areas that have been disturbed as required under the mining leases;

•	decommissioning on wet and dry separation plants and smelting operations in South Africa;

•	mine closure and rehabilitation costs in Western Australia to restore the area that has been disturbed, as required under the mining lease;

•	plant closure and exit costs associated with certain industrial sites in Western Australia, whereby the Company is required to return the sites to their original states under licensing conditions;

•	plant closure and exit costs associated with the Botlek, the Netherlands facility, whereby the Company is required to return the site back to its original state at the end of its long-term lease; and

•

landfill closure costs at the Hamilton, Mississippi facility to address one-time closure costs (cap with liner and cover with soil) and annual monitoring costs of the closed landfill under applicable state environmental laws in Mississippi.

The changes in AROs during the three months ended March 31, 2013 were as follows:

Three Months Ended March 31, 2013
Beginning balance, December 31, 2012	$113
Additions	1
Accretion expense	2
Changes in estimates, including cost and timing of cash flows	(4)
Settlements/payments	(1)

Ending balance, March 31, 2013	$111

Current portion included in accrued liabilities	$6

Noncurrent portion	$105

AROs, by geographic region, were as follows:

At March 31, 2013
Australia	$67
South Africa	32
The Netherlands	11
United States	1

Total	$111

Environmental Rehabilitation Trust

The Company has established an environmental rehabilitation trust in respect of the prospecting and mining operations in South Africa in accordance with applicable regulations. The trustees of the fund are appointed by the Company, and consist of sufficiently qualified Tronox Limited employees capable of fulfilling their fiduciary duties. The environmental rehabilitation trust receives, holds, and invests funds for the rehabilitation or management of negative environmental impacts associated with mining and exploration activities. The contributions are aimed at providing sufficient funds at date of estimated closure of mining activities to address the rehabilitation and environmental impacts. Funds accumulated for a specific mine or exploration project can only be utilized for the rehabilitation and environmental impacts of that specific mine or project. Currently, the funds are invested in highly liquid, short-term instruments; however, the investment growth strategy has not been finalized. If a mine or exploration project withdraws from the fund for whatever valid reason, the funds accumulated for such mine or exploration project are transferred to a similar fund approved by management. At March 31, 2013 and December 31, 2012, the environmental rehabilitation trust assets were $19 million and $20 million, respectively, which were recorded in “Other long-term assets” on the unaudited Condensed Consolidated Balance Sheets.

TRONOX LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Millions of U.S. dollars, except share and per share data or unless otherwise noted)

13.	Commitments and Contingencies

Purchase Commitments—At March 31, 2013, purchase commitments were $99 million for the remainder of 2013, $95 million for 2014, $33 million for 2015, $20 million for 2016, $19 million for 2017 and $111 million thereafter.

Letters of Credit—At March 31, 2013, the Company had outstanding letters of credit, bank guarantees and performance bonds of approximately $51 million, of which $25 million in letters of credit were issued under the UBS Revolver and $18 million were bank guarantees issued by ABSA.

Legal—The Western Australia Office of State Revenue (the “OSR”) continues to review their technical position on the imposition of stamp duty on the transfer of Tronox Incorporated’s shares related to Kerr-McGee’s restructuring in 2002 and from the share transfer related to the spinoff of Tronox Incorporated from Kerr-McGee in 2005. On January 17, 2012, the OSR contacted the Company seeking additional information related to the 2005 spinoff. On October 20, 2012, the OSR rendered its assessment of $5 million, comprised of a primary stamp duty liability of $3 million and penalty tax of $2 million. The Company had accrued $3 million at December 31, 2012, which was recorded in “Trade and other payables” in the unaudited Condensed Consolidated Balance Sheets. As required by law, the Company paid the entire amount of the assessment in January 2013; however it has submitted an objection to the penalty, setting out the reasons that the Commissioner of State Revenue has erred in the imposition of the penalty. The decision is expected in respect of this matter in 2013. If the objection is unsuccessful, the Company may appeal to the State Administrative Tribunal for review of the decision. The Company intends to exercise all its legal and administrative options in order to oppose the imposition of the penalty.

Environmental Contingencies—In accordance with ASC 450, Contingencies, the Company recognizes a loss and records an undiscounted liability when litigation has commenced or a claim or an assessment has been asserted or, based on available information, commencement of litigation or assertion of a claim or assessment is probable, and the associated costs can be estimated. It is not possible for the Company to reliably estimate the amount and timing of all future expenditures related to environmental matters because, among other reasons, environmental laws and regulations, as well as enforcement policies and clean up levels, are continually changing, and the outcome of court proceedings, alternative dispute resolution proceedings (including mediation) and discussions with regulatory agencies are inherently uncertain.

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

Other Matters—From time to time, the Company may be party to a number of legal and administrative proceedings involving environmental and/or other matters in various courts or agencies. These proceedings, individually and in the aggregate, may have a material adverse effect on the Company. These proceedings may be associated with facilities currently or previously owned, operated or used by the Company and/or its predecessors, some of which may include claims for personal injuries, property damages, cleanup costs and other environmental matters. Current and former operations of the Company may also involve management of regulated materials, which are subject to various environmental laws and regulations including the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”), the Resource Conservation and Recovery Act (the “RCRA”) or state equivalents. Similar environmental laws and regulations and other requirements exist in foreign countries in which the Company operates.

TRONOX LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Millions of U.S. dollars, except share and per share data or unless otherwise noted)

14.	Shareholders’ Equity

The changes in outstanding shares for the three months ended March 31, 2013 were as follows:

Tronox Limited Class A Shares outstanding:
Balance at December 31, 2012	62,103,989
Shares issued for share-based compensation	25,319
Shares issued for warrants exercised(1)	81,015

Balance at March 31, 2013	62,210,323

Tronox Limited Class B Shares outstanding:
Balance at December 31, 2012	51,154,280

Balance at March 31, 2013	51,154,280

(1)	As of March 31, 2013, there were 357,570 Series A warrants and 465,465 Series B warrants outstanding.

Dividends Declared

On February 19, 2013, the Board declared a quarterly dividend of $0.25 per share which was paid on March 20, 2013 to holders of our Class A Shares and Class B Shares at close of business on March 6, 2013, totaling approximately $29 million. On May 7, 2013, the Board declared a quarterly dividend of $0.25 per share to holders of Class A Shares and Class B Shares, totaling approximately $29 million.

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

The changes in noncontrolling interest on the Company’s unaudited Condensed Consolidated Balance Sheets were as follows:

Balance at December 31, 2012	$233
Net income attributable to noncontrolling interest	12
Effect of exchange rate changes	(28)

Balance at March 31, 2013	$217

16.	Income Taxes

The Company’s operations are conducted through its various subsidiaries in a number of countries throughout the world. The Company has provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned. For the three months ended March 31, 2013, Tronox Limited is the public parent registered under the laws of the State of Western Australia. For the three months ended March 31, 2012, Tronox Incorporated was the public parent, a Delaware corporation, registered in the United States.

	Three Months Ended March 31,
	2013	2012
Income tax provision	$1	$18
Income (Loss) before Income Taxes	$(44)	$104
Effective tax rate	(2)%	17%

The negative effective tax rate for the three months ended March 31, 2013, differs from the Australian statutory rate of 30% primarily due to withholding tax accruals, valuation allowances in the United States, and income in foreign jurisdictions taxed at rates different than 30%. The effective tax rate for the three months ended March 31, 2012, differs from the US statutory rate of 35% primarily due to valuation allowances in the United States and income in foreign jurisdictions taxed at rates different than 35%.

TRONOX LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Millions of U.S. dollars, except share and per share data or unless otherwise noted)

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

17.	Earnings (Loss) Per Share

Basic earnings (loss) per share is computed utilizing the two-class method, and is calculated based on weighted-average number of ordinary shares outstanding during the periods presented. Diluted earnings (loss) per share is computed using the weighted-average number of ordinary and ordinary equivalent shares outstanding during the periods utilizing the two-class method for nonvested restricted shares, warrants and options.

Certain unvested awards issued under the Tronox Limited Management Equity Incentive Plan and the T-Bucks Employee Participation Plan contain non-forfeitable rights to dividends declared on Class A Shares. Any unvested shares that participate in dividends are considered participating securities and are included in the Company’s computation of basic and diluted earnings per share using the two-class method, unless the effect of including such shares would be antidilutive. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of ordinary shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.

The following table sets forth the number of shares utilized in the computation of basic and diluted earnings (loss) per share for the periods indicated. The weighted average shares outstanding, potentially dilutive shares, earnings per share and anti-dilutive shares have been restated to affect the 5-for-1 share split.

	Three Months Ended March 31,
	2013	2012
Numerator – Basic and Diluted:
Net Income (Loss)	$(45)	$86
Less: Income attributable to noncontrolling interest	(12)	—

Undistributed earnings (loss)	(57)	86
Percentage allocated to ordinary shares	100%	100%

Undistributed earnings (loss) allocated to ordinary shares	(57)	86

Earnings (loss) available to ordinary shares	$(57)	$86

Denominator – Basic:
Weighted-average ordinary shares (in thousands)	113,317	75,390
Add: Effect of Dilutive Securities:
Restricted stock	—	245
Warrants	—	2,935
Options	—	95

Denominator – Dilutive	113,317	78,665

Earnings per Share(1):
Basic earnings (loss) per Share	$(0.50)	$1.14

Diluted earnings (loss) per Share	$(0.50)	$1.10

(1)	The basic and diluted earnings (loss) per share amounts were computed from exact, not rounded, income and share information.

In computing diluted earnings (loss) per share under the two-class method, the Company considered potentially dilutive shares. For the three months ended March 31, 2013, 2,027,304 options with an average exercise price of $20.56 were not recognized in the diluted earnings per share calculation as they were antidilutive.

TRONOX LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Millions of U.S. dollars, except share and per share data or unless otherwise noted)

18.	Share-based Compensation

Compensation expense related to restricted share awards was $2 million and $6 million for the three months ended March 31, 2013 and 2012, respectively. Compensation expense related to the Company’s nonqualified option awards was $2 million and $1 million for the three months ended March 31, 2013 and 2012, respectively.

At March 31, 2013, unrecognized compensation expense related to the Company’s restricted shares and options, adjusted for estimated forfeitures, was approximately $54 million, with such unrecognized compensation expense expected to be recognized over a weighted-average period of approximately three years. The ultimate amount of such expense is dependent upon the actual number of restricted shares and options that vest. The Company periodically assesses the forfeiture rates used for such estimates. A change in estimated forfeiture rates would cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense above.

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

Restricted Shares

During the three months ended March 31, 2013, the Company granted 708,908 restricted share awards to employees, which have both time requirements and performance requirements. The time provisions are graded vesting, while the performance provisions are cliff vesting and have a variable payout. During the three months ended March 31, 2013, the Company granted 71,732 restricted share awards with graded vesting to members of the Board. In accordance with ASC 718, Compensation – Share-Based Compensation (“ASC 718”), the restricted share awards issued during the three months ended March 31, 2013 are classified as equity awards and are accounted for using the fair value established at the grant date.

Restricted share activity was as follows:

	Number of Shares	Fair Value(1)
Balance at December 31, 2012	761,065	$20.62
Awards granted	780,640	20.96
Awards earned	(27,053)	24.15
Awards forfeited	(10,242)	24.99

Balance at March 31, 2013	1,504,410	$20.70

Outstanding awards expected to vest	1,467,939	$20.67

(1)	Represents the weighted-average grant-date fair value.

TRONOX LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Millions of U.S. dollars, except share and per share data or unless otherwise noted)

Options

On February 25, 2013 and March 11, 2013, the Company granted 1,545,662 and 8,238 options, respectively, to employees to purchase Class A Shares, which vest over a three year period.

Options activity was as follows:

	Number of Options	Price (1)	Contractual Life Years (1)	Intrinsic Value(2)
Balance at December 31, 2012	528,759	$25.16	9.38	$—
Options issued	1,553,900	19.10	9.91	—
Options forfeited	(3,723)	24.60	—	—
Options vested	(51,632)	23.41	—	—

Outstanding at March 31, 2013	2,027,304	$20.56	9.74	$1,113,652

Outstanding awards expected to vest	1,923,034	$20.55	9.75	$1,065,208

(1)	Represents weighted average exercise price and weighted average remaining contractual life, as applicable.
(2)	Reflects aggregate intrinsic value based on the difference between the market price of the Company’s shares at March 31, 2013 and the options’ exercise price.

Grants

Valuation and Cost Attribution Methods. Options’ fair value are determined on the date of grant using the Black-Scholes option-pricing model and is recognized in earnings on a straight-line basis over the employee service period of three years necessary to earn the awards, which is the vesting period. The Company ran the Black-Scholes option-pricing model for the 1,545,662 options granted on February 25, 2013 and the 8,238 options granted on March 11, 2013 using the following assumptions:

	February 25, 2013	March 11, 2013
Risk-free interest rate	1.04%	1.19%
Expected dividend yield	5.24%	4.65%
Expected volatility	56%	56%
Expected term (years)	10	10
Per-unit fair value of options granted	$6.28	$7.48

For the February 25, 2013 grant, the Company used the fair market value and exercise price of $19.09, which was the adjusted closing price of Class A Shares, New York Stock Exchange symbol TROX, recorded on February 25, 2013. For the March 11, 2013 grant, the Company used the fair market value and exercise price of $21.49, which was the adjusted closing price of Class A Shares, New York Stock Exchange symbol TROX, recorded on March 11, 2013.

Risk-free interest rate — The Company used a risk-free interest rate of 1.04% and 1.19% for the February 25, 2013 grant and the March 11, 2013 grant, respectively, which was the risk-free interest rate based on U.S. Treasury Strips available with maturity period consistent with expected life assumption.

Expected Volatility — In setting the volatility assumption, the Company considered the most recent reported volatility of each compensation peer company. For the 2013 valuation, the peer company group included the following companies: Albemarle, Cabot Corporation, Celanese Corporation, Chemtura Corporation, Cliffs Natural Resources Inc., Cytec Industries Inc., Dupont, Eastman Chemical Company, Freeport-McMoRan Copper & Gold Inc., Huntsman Corporation, Kronos Worldwide, Inc., Rockwood Holdings, Inc., Southern Copper Corporation, and Teck Resources Limited.

T-Bucks Employee Participation Plan (“T-Bucks EPP”)

At March 31, 2013 and December 31, 2012, there were 548,234 shares in the trust with a fair value of $25.79, which represents the fair value on the date of purchase by the trust. Compensation expense during the three months ended March 31, 2013 was $1 million.

TRONOX LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Millions of U.S. dollars, except share and per share data or unless otherwise noted)

Long-Term Incentive Plan

In connection with the Transaction, the Company assumed a long-term incentive plan (the “LTIP”) for the benefit of certain qualifying employees of Tronox subsidiaries in South Africa and Australia. The LTIP is classified as a cash-settled compensation plan and is remeasured to fair value at each reporting date. At March 31, 2013, the LTlP plan liability was approximately $3 million, which is recorded in “Other long-term liabilities” on the unaudited Condensed Consolidated Balance Sheets. During the three months ended March 31, 2013, compensation expense was less than $1 million.

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

On the Transaction Date, 748,980 restricted shares of Tronox Incorporated vested in connection with the Transaction. The remaining restricted shares of Tronox Incorporated were converted to Tronox Limited restricted shares. Additionally, on the Transaction Date, 517,330 Tronox Incorporated options were converted to Tronox Limited options.

Restricted Shares

During the three months ended March 31, 2012, the Company granted to its employees 50,415 shares, which have graded vesting provisions. The Company is withholding the highest combined maximum rate imposed under all applicable federal, state, local and foreign tax laws on behalf of the employees that have received these awards. In accordance with ASC 718, such restricted stock awards were classified as liability awards and were remeasured to fair value at each reporting date.

Restricted share activity with employees and directors was as follows:

	Number of Shares	Fair Value
Balance at December 31, 2011	1,177,995	$21.48
Awards granted	50,415	24.03
Awards earned	(61,165)	34.85

Balance at March 31, 2012	1,167,245	$28.26

Options

Tronox Incorporated options activity was as follows:

	Number of Options	Price (1)	Contractual Life Years (1)	Intrinsic Value(2)
Balance at December 31, 2011	345,000	$22.00	9.95	$0.7
Options issued	22,330	24.60	9.76	0.2

Outstanding at March 31, 2012	367,330	$22.16	9.71	$4.7

(1)	Represents weighted average exercise price and weighted average remaining contractual life, as applicable.
(2)	Reflects aggregate intrinsic value based on the difference between the market price of the Company’s shares at March 31, 2012 and the options’ exercise price.

TRONOX LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Millions of U.S. dollars, except share and per share data or unless otherwise noted)

19.	Pension and Other Postretirement Healthcare Benefits

The Company sponsors noncontributory defined benefit retirement plans (qualified and nonqualified plans) in the United States, a contributory defined benefit retirement plan in the Netherlands, a U.S. contributory postretirement healthcare plan and a South Africa postretirement healthcare plan.

The components of net periodic cost associated with the U.S. and foreign retirement plans recognized in the unaudited Condensed Consolidated Statement of Operations were as follows:

	Retirement Plans
	Three Months Ended March 31,
	2013	2012
Net periodic cost:
Service cost	$1	$2
Interest cost	5	6
Expected return on plan assets	(5)	(6)
Net amortization of actuarial loss	1	—

Total net periodic cost	$2	$2

The components of the Company’s net periodic cost for the postretirement healthcare plans for the three months ended March 31, 2013 and 2012 were below $1 million.

20.	Related Party Transactions

On September 25, 2011, Tronox Incorporated entered into the Transaction Agreement with Exxaro to acquire the mineral sands business. At March 31, 2013, Exxaro held approximately 44.4% of the voting securities of Tronox Limited. During the three months ended March 31, 2013, the Company purchased transition services from Exxaro, which amounted to $1 million. At March 31, 2013, the Company had a receivable from Exxaro of $1 million related to payments made by Tronox on Exxaro’s behalf.

Prior to the Transaction Date, Tronox Incorporated conducted transactions with Exxaro Australia Sands Pty Ltd, Tronox Incorporated’s 50% partner in the Tiwest Joint Venture. Tronox Incorporated purchased, at open market prices, raw materials used in its production of TiO2, as well as Exxaro Australia Sands Pty Ltd’s share of TiO2 produced by the Tiwest Joint Venture. Tronox Incorporated also provided administrative services and product research and development activities, which were reimbursed by Exxaro. For the three months ended March 31, 2012, the Company made payments of $83 million and received payments of $7 million related to these transactions.

21.	Segment Information

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

Subsequent to the Transaction, the Company has two reportable segments, Mineral Sands and Pigment. The Mineral Sands segment includes the exploration, mining and beneficiation of mineral sands deposits, as well as heavy mineral production. These operations produce titanium feedstock, including ilmenite, chloride slag, slag fines and rutile, as well as pig iron and zircon. The Pigment segment primarily produces and markets TiO2, and has production facilities in the United States, Australia, and the Netherlands. Corporate and Other is comprised of corporate activities and businesses that are no longer in operation, as well as electrolytic manufacturing and marketing operations, all of which are located in the United States.

Segment performance is evaluated based on segment operating profit (loss), which represents the results of segment operations before unallocated costs, such as general corporate expenses not identified to a specific segment, environmental provisions, net of reimbursements, related to sites no longer in operation, interest expense, other income (expense) and income tax expense or benefit.

TRONOX LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Millions of U.S. dollars, except share and per share data or unless otherwise noted)

	Mineral Sands	Pigment	Corporate And Other	Eliminations	Total
Three Months Ended March 31, 2013
Net Sales (1)	$298	$288	$27	$(143)	$470
Income (loss) from operations	96	(68)	(24)	(23)	(19)
Interest and debt expense					(27)
Loss on extinguishment of debt					(4)
Other income					6
Loss from Continuing Operations before Income Taxes					$(44)
Depreciation, Depletion and Amortization	$49	$21	$3	$—	$73
Capital Expenditures	31	13	1	—	45
Three Months Ended March 31, 2012
Net Sales (1)	$83	$362	$31	$(42)	$434
Income (loss) from operations	51	109	(28)	(19)	113
Interest and debt expense					(8)
Other expense					(1)
Income from Continuing Operations before Income Taxes					$104
Depreciation, Depletion and Amortization	$4	$15	$3	$—	$22
Capital Expenditures	—	12	9	—	21

(1)	Net sales by geographic region, based on country of production, were as follows:

	Three Months Ended March 31,
	2013	2012
U.S. operations	$187	$230
International operations:
Australia	108	79
The Netherlands	65	125
South Africa	110	—

Total	$470	$434

Net assets by segment were as follows:

	March 31, 2013	December 31, 2012
Mineral Sands	$2,796	$3,164
Pigment	1,735	1,680
Corporate and Other	1,365	725
Eliminations	119	(58)

Total	$6,015	$5,511

Property, plant and equipment, net and mineral leaseholds, net, by geographic region, were as follows:

	March 31, 2013	December 31, 2012
U.S. operations	$199	$196
International operations:
South Africa	1,169	1,263
Australia	1,317	1,348
The Netherlands	52	55

Total	$2,737	$2,862

TRONOX LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Millions of U.S. dollars, except share and per share data or unless otherwise noted)

22.	Emergence from Chapter 11

On January 12, 2009, the petition date, Tronox Incorporated and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The Debtors’ Chapter 11 cases were consolidated for the purpose of joint administration.

On November 30, 2010 (the “Confirmation Date”), the Bankruptcy Court entered an order confirming the Debtors’ First Amended Joint Plan of Reorganization pursuant to Chapter 11 of the Bankruptcy Code, dated November 5, 2010 (as amended and confirmed, the “Plan”). Material conditions to the Plan were resolved during the period from the Confirmation Date until January 26, 2011, and subsequently, on February 14, 2011 (the “Effective Date”), the Debtors emerged from bankruptcy and continued operations as reorganized Tronox Incorporated.

On June 15, 2012, the reorganized Tronox Incorporated was combined with the mineral sands business of Exxaro in an integrated series of transactions whereby Tronox Limited became the parent company in a tax inversion transaction.

As of March 31, 2013, a motion granting a final decree closing the Chapter 11 cases has not been filed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Tronox Limited’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012. This discussion contains forward-looking statements that involve risks and uncertainties, and actual results could differ materially from those discussed in the forward-looking statements as a result of numerous factors.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain financial measures, in particular the presentation of Income from Operations, EBITDA and Adjusted EBITDA, which are not presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). We are presenting these non-U.S. GAAP financial measures because they provide us and readers of this Form 10-Q with additional insight into our operational performance relative to earlier periods and relative to our competitors. We do not intend for these non-U.S GAAP financial measures to be a substitute for any U.S. GAAP financial information. Readers of these statements should use these non-U.S. GAAP financial measures only in conjunction with the comparable U.S. GAAP financial measures. A reconciliation of Income from Operations to Income from Continuing Operations, the most comparable U.S. GAAP measure is provided herein. A reconciliation of Net income to EBITDA and Adjusted EBITDA is also provided herein.

Executive Overview

We are a global leader in the production and marketing of titanium bearing mineral sands and titanium dioxide pigment (“TiO2”). We are the third largest global producer and marketer of TiO2 manufactured via chloride technology, as well as the third largest global producer of titanium feedstock and a leader in global zircon production. We have operations in North America, Europe, South Africa and the Asia-Pacific region. We operate three TiO2 facilities at the following locations: Hamilton, Mississippi; Botlek, the Netherlands; and Kwinana, Western Australia, representing approximately 465,000 tonnes of annual TiO2 production capacity. Additionally, we operate three separate mining operations: KwaZulu-Natal (“KZN”) Sands located in South Africa, Namakwa Sands located in South Africa and Cooljarloo Sands located in Western Australia, which have a combined annual production capacity of approximately 753,000 tonnes of titanium feedstock and approximately 265,000 tonnes of zircon.

We have two reportable operating segments, Mineral Sands and Pigment. Corporate and other is comprised of our electrolytic manufacturing and marketing operations, as well as our corporate activities, including businesses that are no longer in operation.

The Mineral Sands segment includes the exploration, mining and beneficiation of mineral sands deposits. These operations produce titanium feedstock, including ilmenite, chloride slag, slag fines and rutile, as well as zircon and pig iron. Titanium feedstock is used primarily to manufacture TiO2. Zircon is a mineral which is primarily used as an opacifier in ceramic glazes for tiles, plates, dishes and industrial products.

The pigment segment primarily produces and markets TiO2. TiO2 is used in a wide range of products due to its ability to impart whiteness, brightness and opacity. TiO2 is used extensively in the manufacture of paint and other coatings, plastics and paper and in a wide range of other applications, including inks, fibers, rubber, food, cosmetics and pharmaceuticals. TiO2 is a critical component of everyday consumer applications due to its superior ability to cover or mask other materials effectively and efficiently relative to alternative white pigments and extenders. We believe that, at present, TiO2 has no effective substitute because no other white pigment has the physical properties for achieving comparable opacity and brightness or can be incorporated in a cost-effective manner.

Acquisition of Mineral Sands Business

Because we believed that becoming vertically integrated would benefit us by assuring our access to critical supply, retaining cash and margin in the Company, and enabling general operating flexibility, we acquired a global producer of mineral sands with production facilities and sales and marketing presence strategically positioned throughout the world. Specifically, we acquired 74% of Exxaro Resources Ltd’s (“Exxaro”) South African mineral sands operations, including its Namakwa and KZN Sands mines, separation and slag furnaces, along with its 50% share of the Tiwest Joint Venture in Western Australia (together the “mineral sands business”) (the “Transaction”). On June 15, 2012, the date of the Transaction (the “Transaction Date”), the existing business of Tronox Incorporated was combined with the mineral sands business under Tronox Limited. As such, as of the Transaction Date, we own 100% of the operations formerly operated by the Tiwest Joint Venture.

Prior to the Transaction Date, Tronox Incorporated operated the Tiwest Joint Venture with Exxaro Australia Sands Pty Ltd., a subsidiary of Exxaro, which operated a chloride process TiO2 plant located in Kwinana, Western Australia, a mining operation in Cooljarloo, Western Australia, and a mineral separation plant and a synthetic rutile processing facility, both in Chandala, Western Australia.

Recent Developments

Dividends Declared — On February 19, 2013, the Board declared a quarterly dividend of $0.25 per share which was paid on March 20, 2013 to holders of our Class A Shares and Class B Shares at close of business on March 6, 2013, totaling approximately $29 million. On May 7, 2013, the Board declared a quarterly dividend of $0.25 per share to holders of Class A Shares and Class B Shares, totaling approximately $29 million. See Note 14 of Notes to unaudited Condensed Consolidated Financial Statements.

Extinguishment of Debt — On February 28, 2013, we repaid the outstanding principal balance of $149 million, plus interest, related to the $150 million Senior Secured Delayed Draw Term Loan (the “Senior Secured Delayed Draw Term Loan”). See Note 11 of Notes to unaudited Condensed Consolidated Financial Statements.

Term Loan — On March 19, 2013, we entered into an Amended and Restated Credit and Guaranty Agreement (the “Amended and Restated Credit Agreement”). Pursuant to the Amended and Restated Credit Agreement, we obtained a $1.5 billion senior secured term loan (the “Term Loan”), which matures on March 19, 2020. See Note 11 of Notes to unaudited Condensed Consolidated Financial Statements.

Business Environment

The following discussion includes trends and factors that may affect future operating results.

Vertical Integration — Our integration plan is on track to more fully demonstrate the material cost advantages it gives us. The vertical integration of titanium feedstock and TiO2 production provides us with a secure and cost competitive supply of high grade titanium feedstock over the long term. Our ability to supply all of the feedstock that our pigment operations require enables us to balance our consumption and sales in ways that we believe our competitors cannot. During the first quarter of 2013, titanium feedstock sold internally to the pigment segment increased. As a result, during the first quarter of 2013, we cancelled contracts with two external ore suppliers.

Mineral Sands — Titanium feedstock experienced a rise in selling prices during the first quarter of 2013, as a portion of legacy third-party sales contracts priced below market expired, while rutile and zircon pricing declined more modestly. We believe the market will strengthen particularly during the second half of 2013 and, as it does, our low cost position should enable us to achieve higher margins, significantly reduce earnings volatility and strong cash generation by selling feedstock indirectly into the market and by consuming feedstock at the cost of extraction and beneficiation for our pigment business.

Pigment — During the first quarter of 2013, we saw an increase of TiO2 sales volumes from the fourth quarter of 2012 in all three major regions; however we saw a decrease in selling prices. We continue to anticipate the global market for pigment to strengthen in the second half of 2013.

Supply and Demand — During 2013, we expect to see sequential demand momentum in both the mineral sands and pigment businesses. Our vertical integration continues on plan with an increasing percentage of titanium feedstock used by our pigment business sourced internally from our mineral sands business.

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

Currency Exchange Rates — The financial condition and results of operations of our operating entities in the Netherlands, Australia and South Africa are reported in various foreign currencies and then converted into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. As a result, any volatility of the U.S. dollar against these foreign currencies creates uncertainty for and may have a positive or negative impact on reported sales and operating results. Foreign currency effects appear in our financial statements in several ways. First, they impact reported amounts of revenues and expenses and are embedded in each line item of the financial statements. Second, for changes in reported asset and liability amounts, changes are reported in either other income (expense) on the unaudited Condensed Consolidated Statements of Operations or in cumulative translation adjustments in “Accumulated other comprehensive income (loss)” on the unaudited Condensed Consolidated Balance Sheets.

For the first quarter of 2013, the U.S. dollar strengthened approximately 8% against the South African Rand.

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

Political and social unrest in South Africa — South Africa has been experiencing political and social unrest in several mining industries. Additionally, South Africa has been experiencing electricity interruptions due to labor unrest. Changes to or instability in the economic or political environment in South Africa or neighboring countries, especially if such changes create political instability, actual or potential shortages of production materials or labor unrest, could result in production delays and production shortfalls and materially impact our production and results of operations. We negotiate new labor contracts with the unions in South Africa annually. We consider relations with our employees to be stable.

Consolidated Results of Operations

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

	Three Months Ended March 31,
	2013	2012	Variance
Net Sales	$470	$434	$36
Cost of goods sold	438	277	161

Gross Margin	32	157	(125)
Selling, general and administrative expenses	51	44	7

Income (Loss) from Operations	(19)	113	(132)
Interest and debt expense	(27)	(8)	(19)
Loss on extinguishment of debt	(4)	—	(4)
Other income (expense)	6	(1)	7

Income (Loss) before Income Taxes	(44)	104	(148)
Income tax provision	(1)	(18)	17

Net (Loss) Income	(45)	86	(131)
Income attributable to noncontrolling interest	12	—	12

Net (Loss) Income attributable to Tronox Limited	$(57)	$86	$(143)

We reported net sales for the first quarter of 2013 of $470 million, an increase of 8%. The increase in net sales for 2013 reflects the impact of the acquired businesses and higher volumes in the pigment business, partially offset by lower selling prices. The acquired businesses contributed $134 million to consolidated net sales during 2013. Higher volumes in the pigment business primarily reflect an increase in shipments to the Asia-Pacific region. Lower prices primarily resulted from softening market demand in the pigment business in late 2011 and early 2012, which accelerated in the latter half of 2012. The impact of foreign currency exchange rates increased net sales by $1 million during 2013 as compared to 2012.

Cost of goods sold for the first quarter of 2013 was $438 million, an increase of 58%. The increase principally reflects the inclusion of the acquired business, higher pigment production costs, primarily for raw materials and chemical products, higher per unit costs due to lower capacity utilization during 2013, and an increase in sales volumes. Cost of goods sold for 2013 includes $8 million of net non-cash amortization of inventory step-up and unfavorable ore sales contracts as a result of purchase accounting.

Our gross margin decreased $125 million during the first quarter of 2013 to 7% of net sales as compared to 36% of net sales in 2012. This decrease was principally due to higher input costs and lower selling prices in the pigment business. Net noncash amortization of $8 million as a result of purchase accounting impacted the 2013 gross margin by 2%.

Selling, general and administrative (“SG&A”) expenses were $51 million in the first quarter of 2013, an increase of $7 million or 16% during 2013 as compared to 2012. During 2013, the acquired business accounted for approximately $5 million of our total selling, general and administrative costs. The remaining net increase during 2013 compared to 2012 is primarily due to an increase in severance expense related to the departure of the chief financial officer and increased costs for corporate relocation, partially offset by a decrease related to share-based compensation awards.

Interest and debt expense for the first quarter of 2013 was $27 million, an increase of $19 million. The increase is primarily attributable to interest expense on the $900 million senior notes due 2020 (the “Senior Notes”) of $14 million during 2013, as well as the amortization of debt issuance costs associated with the Senior Notes of $1 million.

In February 2013, we repaid the outstanding principal balance of $149 million at par, plus interest, related to the $150 million Senior Secured Delayed Draw Term Loan. In accordance with ASC 470, Debt, the Company accounted for such repayment as an extinguishment of debt. As such, the Company recognized a loss on the early extinguishment of debt of $4 million related to the allocated portion of the unamortized original issue discount and debt issuance costs.

The negative effective tax rate for the three months ended March 31, 2013, differs from the Australian statutory rate of 30% primarily due to withholding tax accruals, valuation allowances in the United States, and income in foreign jurisdictions taxed at rates different than 30%. The effective tax rate for the three months ended March 31, 2012, differs from the U.S. statutory rate of 35% primarily due to valuation allowances in the United States and income in foreign jurisdictions taxed at rates different than 35%.

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

Operations Review of Segment Revenue and Profit

Net Sales

	Three Months Ended March 31,
	2013	2012	Variance
Mineral Sands segment	$298	$83	$215
Pigment segment	288	362	(74)
Corporate and other	27	31	(4)
Eliminations	(143)	(42)	(101)

Net Sales	$470	$434	$36

Mineral Sands segment

Net sales increased $215 million during 2013 as compared to 2012. The increase is primarily attributable to the acquired business which, on a segment basis, contributed $241 million in revenue during 2013. The remaining decrease was primarily comprised of a $31 million decrease in selling prices, offset by a $6 million increase due to sales volume. Minerals Sands selling prices declined principally due to a depressed zircon market. Minerals sales volumes were higher primarily due to increased shipments of synthetic rutile to our pigments business, as we move towards full internal sourcing.

Pigment segment

Pigment segment net sales decreased $74 million, or 20% during 2013 as compared to 2012. The decrease is primarily due to a decrease in selling prices of $91 million, offset by higher volumes of $16 million. The volume impact reflects increased shipments to the Asia-Pacific region. The effect of changes in foreign currency positively impacted pigment net sales by $1 million.

Corporate and other

Net sales decreased $4 million, or 13% during 2013 as compared to 2012. Corporate and other includes our electrolytic manufacturing business. Electrolytic and other chemical products net sales were lower primarily due to lower volumes of sodium chlorate and electrolytic manganese dioxide (“EMD”), and to a lesser extent, lower selling prices for EMD.

Income from Operations

	Three Months Ended March 31,
	2013	2012	Variance
Mineral Sands segment	$96	$51	$45
Pigment segment	(68)	109	(177)
Corporate and other	(24)	(28)	4
Eliminations	(23)	(19)	(4)

Income (loss) from operations	(19)	113	(132)
Interest and debt expense	(27)	(8)	(19)
Loss on extinguishment of debt	(4)	—	(4)
Other income (expense)	6	(1)	7

Income (loss) from operations before taxes	(44)	104	(148)
Income tax provision	(1)	(18)	17

Net income (loss)	$(45)	$86	$(131)

Mineral Sands segment

Income from operations increased $45 million during 2013. The acquired businesses contributed $74 million to segment income from operations during 2013. The remaining decrease of $29 million during 2013 is primarily attributable to a $31 million decrease in selling prices, offset by higher volumes of $3 million. Cost of goods sold in the Mineral Sands segment in 2013, includes net noncash charges of $8 million related to purchase accounting adjustments for inventory step-up and unfavorable contract amortization.

Pigment segment

Income from operations decreased $177 million during 2013, which was primarily driven by lower selling prices of $91 million, and higher costs, principally for feedstock ores, and other chemicals of $75 million.

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

•	Provide useful information in understanding and evaluating our operating results and comparing financial results across periods;

•	Provide an normalized view of our operating performance by excluding items that are either non-cash or non-recurring in nature;

•	Enable investors to assess our compliance with financial covenants under our debt instruments; and

•	Adjusted EBITDA is one of the primary measures management uses for planning and budgeting processes and to monitor and evaluate financial and operating results.

The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2013	2012
Net income	$(45)	$86
Interest and debt expense, net of interest income of $1 million at March 31, 2013	26	8
Income tax provision	1	18
Depreciation and amortization expense	73	22

EBITDA	55	134
Loss on extinguishment of debt	4	—
Share-based compensation	5	7
Amortization of inventory step-up and unfavorable ore sales contracts from purchase accounting	8	—
Foreign currency remeasurement	(6)	(1)
Other items(a)	7	11

Adjusted EBITDA	$73	$151

(a)	Includes noncash pension and postretirement costs, accretion expense, severance expense, transaction costs, and other non-recurring items.

Financial Condition and Liquidity

The following table provides information for the analysis of our historical financial condition and liquidity:

	March 31,	December 31,
	2013	2012
Cash and cash equivalents	$1,375	$716
Working capital (1)	$2,330	$1,706
Net debt (2)	$1,036	$929
Total assets	$6,015	$5,511
Total long-term debt	$2,411	$1,615

(1)	Represents excess of current assets over current liabilities.
(2)	Represents excess of debt over cash and cash equivalents.

As of March 31, 2013, our total liquidity was $1,748 million, which was comprised of $275 million available under the $300 million UBS Revolver (as defined below), $98 million available under the ABSA Revolver (as defined below) and $1,375 million in cash and cash equivalents. As of March 31, 2013, we had a $25 million of letter of credit issued against the UBS Revolver. In 2013, cash and cash equivalents increased $659 million, reflecting the refinancing of the $550 million Senior Secured Term Loan (the “Senior Secured Term Loan”) with a $1.5 billion Term Loan partially offset by cash used to repay the $150 million Senior Secured Delayed Draw Term Loan and the fees associated with the refinancing, as well as cash used in operations.

At March 31, 2013, we held cash and cash equivalents in the respective jurisdictions: $1,244 million in Australia, $73 million in the United States, $33 million in South Africa, and $25 million in Europe. Our credit facilities limit transfers of funds from subsidiaries in the United States to certain foreign subsidiaries. Foreign subsidiaries do not have limits on transferring funds to the United States or between themselves. We have in place intercompany financing agreements that enable the movement of cash to the United States, if needed.

The use of our cash will include servicing our interest and debt repayment obligations, making pension contributions and funding certain capital expenditures for innovative initiatives, productivity enhancements and maintenance and safety requirements.

Capital Resources

Short-Term Debt

We have a $300 million global senior secured asset-based syndicated revolving credit agreement with UBS AG (the “UBS Revolver”) and a R900 million (approximately $98 million as of March 31, 2013) revolving credit facility with ABSA Bank Limited acting through its ABSA Capital Division (the “ABSA Revolver”). At March 31, 2013, we had not drawn on either revolver. At March 31, 2013, the Company had outstanding letters of credit, bank guarantees and performance bonds of approximately $51 million, of which $25 million in letters of credit were issued under the UBS Revolver and $18 million were bank guarantees issued by ABSA.

See Note 11 of Notes to Consolidated Financial Statements for additional information related to our short-term and long-term debt.

Debt Covenants

At March 31, 2013, we were in compliance with our debt covenants. See Note 11 of Notes to Condensed Consolidated Financial Statements for additional information related to our debt covenants.

Cash Flows

The following table presents cash flow for the periods indicated:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Cash used in operating activities	(1)	(26)
Cash used in investing activities	(45)	(21)
Cash provided by financing activities	710	111
Effects of exchange rate changes on cash and cash equivalents	(5)	5

Net increase in cash and cash equivalents	$659	$69

Cash Flows from Operating Activities — Cash flows from operating activities for 2013 were a use of funds of $1 million compared to a use of funds of $26 million in 2012. The use of funds during 2013 was primarily attributable to cash used in operations, as well as increased accounts receivable and decreased accounts payable offset by a decrease in inventories.

Cash Flows from Investing Activities — Net cash provided by investing activities during 2013 reflects $45 million of capital expenditures. Capital expenditures for the remainder of 2013 are expected to be in the range of $175 million to $235 million.

Cash Flows from Financing Activities — Net cash provided by financing activities during 2013 of $710 million was comprised of the following:

Cash inflows:

•	Refinancing of the Senior Secured Term Loan with the Term Loan resulting in a cash inflow of $945 million.

Cash outflows:

•	Repayment of the Senior Secured Delayed Draw Term Loan of $149 million;

•	Payment of debt issuance costs associated with the refinancing of the Senior Secured Term Loan with the Term Loan of $28 million,

•	Repayment of the ABSA Revolver of $29 million;

•	Repayment of other debt of $1 million; and

•	Dividends paid of $29 million.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of March 31, 2013:

	Contractual Obligation Payments Due by Year
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt and lease financing (including interest) (1)	$3,209	$142	$289	$280	$2,498
Purchase obligations (2)	377	123	109	39	106
Operating leases	276	28	51	46	151

Total	$3,862	$293	$449	$365	$2,755

(1)	During the first quarter of 2013, we repaid the Senior Secured Delayed Draw and modified the Senior Secured Term Loan with a $1.5 billion Term Loan. We calculated the Term Loan interest at a base rate of 1% plus a margin of 3.5%. See Note 11 of Notes to unaudited Condensed Consolidated Financial Statements.
(2)	Includes obligations to purchase requirements of process chemicals, supplies, utilities and services. During the first quarter of 2013, the Company terminated ore contracts with two suppliers.

Recent Accounting Pronouncements

See Note 3 of Notes to unaudited Condensed Consolidated Financial Statements for recently issued accounting pronouncements.

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

Credit Risk

A significant portion of our liquidity is concentrated in trade accounts receivable that arise from sales of TiO2 and titanium feedstock to customers in the TiO2 industry. The industry concentration has the potential to impact the Company’s overall exposure to credit risk, either positively or negatively, in that its customers may be similarly affected by changes in economic, industry or other conditions. The Company performs ongoing credit evaluations of its customers, and uses credit risk insurance policies from time to time as deemed appropriate to mitigate credit risk but generally does not require collateral. The Company maintains allowances for potential credit losses based on historical experience. For the period ended March 31, 2013, the Company’s ten largest TiO2 customers represented approximately 44% of its total TiO2 net sales; however, no single customer accounted for more than 10% of total net sales.

Interest Rate Risk

Our exposure to interest rate risk is minimized by the fact that our $1.5 billion of floating rate debt includes a Libor floor of 1%. As such, Libor would need to increase from the rate in effect at March 31, 2013 to greater than 1% before our borrowing rate would increase. Using a sensitivity analysis as of March 31, 2013, a hypothetical 1% increase in interest rates would result in an increase to pre-tax income of approximately $10 million on an annualized basis. This is due to the fact that earnings on our floating rate financial assets of $1.4 billion at March 31, 2013 would increase by the full 1% while the interest expense on our floating rate debt would increase by less than the full 1%.

Foreign Exchange Risk

The Company manufactures and markets its products in a number of countries throughout the world and, as a result, is exposed to changes in foreign currency exchange rates, particularly in Australia, South Africa and the Netherlands. Costs in Australia and South Africa are incurred, primarily, in local currencies other than the U.S. dollar. In Australia and South Africa, the majority of our revenues are in U.S. dollars. In Europe, however, a majority of our revenues and costs are in the local currency creating a partial natural hedge. This leaves the Company exposed to movements in the Australian dollar and South African Rand versus the U.S. dollar. In order to manage this risk, we have from time to time entered into forward contracts to buy and sell foreign currencies as “economic hedges” for these foreign currency transactions. As of March 31, 2013, we did not have any forward contracts in place.

Item 4. Controls and Procedures

This quarterly report on Form 10-Q does not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the Securities and Exchange Commission (the “SEC”) for newly public companies.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be party to a number of legal and administrative proceedings involving environmental and/or other matters in various courts or agencies. These proceedings, individually and in the aggregate, may have a material adverse effect on the Company. These proceedings may be associated with facilities currently or previously owned, operated or used by the Company and/or its predecessors, some of which may include claims for personal injuries, property damages, cleanup costs and other environmental matters. Current and former operations of the Company may also involve management of regulated materials, which are subject to various environmental laws and regulations including the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”), the Resource Conservation and Recovery Act (“RCRA”) or state equivalents. Similar environmental laws and regulations and other requirements exist in foreign countries in which the Company operates.

The Western Australia Office of State Revenue (the “OSR”) continues to review their technical position on the imposition of stamp duty on the transfer of Tronox Incorporated’s shares related to Kerr-McGee’s restructuring in 2002 and from the share transfer related to the spinoff of Tronox Incorporated from Kerr-McGee in 2005. On January 17, 2012, the OSR contacted the Company seeking additional information related to the 2005 spinoff. On October 20, 2012, the OSR rendered its assessment of $5 million, comprised of a primary stamp duty liability of $3 million and penalty tax of $2 million. The Company had accrued $3 million at December 31, 2012, which was recorded in “Trade and other payables” in the unaudited Condensed Consolidated Balance Sheets. As required by law, the Company paid the entire amount of the assessment in January 2013; however it has submitted an objection to the penalty, setting out the reasons that the Commissioner of State Revenue has erred in the imposition of the penalty. The decision is expected in respect of this matter in April 2013. If the objection is unsuccessful, the Company may appeal to the State Administrative Tribunal for review of the decision. The Company intends to exercise all its legal and administrative options in order to oppose the imposition of the penalty.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed “Risk Factors” included within our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2012. The risks described in the Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.

10.21*	First Amendment to that Certain Employment Agreement entered into as of February 22, 2013, by and between Tronox LLC and Thomas J. Casey.

10.22	Separation Agreement entered into as of February 9, 2013, by and between Tronox Limited and Daniel D. Greenwell and form of Release (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed by Tronox Limited on February 13, 2013).

10.23*	Second Amendment to Revolving Syndicated Facility Agreement, dated March 19, 2013, among Tronox Limited, the other borrowers and the guarantors party thereto, the lenders party thereto and UBS AG, Stamford Branch.

10.24*	Second Supplemental Indenture, dated May 7, 2013, to the Indenture, dated as of August 20, 2012 among Tronox Finance LLC, Tronox Limited, the other guarantors named therein and Wilmington Trust, National Association, as Trustee.

31.1*	Rule 13a-14(a) Certification of Thomas J. Casey.

31.2*	Rule 13a-14(a) Certification of Kevin V. Mahoney.

32.1*	Section 1350 Certification for Thomas J. Casey.

32.2*	Section 1350 Certification for Kevin V. Mahoney.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit No.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Each document marked with an asterisk is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2013

TRONOX LIMITED

By:	/s/ Thomas J. Casey
Name:	Thomas Casey
Title:	Chairman of the Board and Chief Executive Officer

By:	/s/ Kevin V. Mahoney
Name:	Kevin V. Mahoney
Title:	Vice President - Corporate Controller (Chief Accounting Officer)