Form 10-K/A
period 2012-12-31
Tronox Ltd
filed 2013-08-01
CIK 1530804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

(Commission file number) 1-35573

TRONOX LIMITED

(ACN 153 348 111)

(Exact Name of Registrant as Specified in its Charter)

Western Australia, Australia	98-1026700
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

One Stamford Plaza 263 Tresser Boulevard, Suite 1100 Stamford, Connecticut 06901	1 Brodie Hall Drive Technology Park Bentley, Australia 6102

Registrant’s telephone number, including area code: (203) 705-3800

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Ordinary Shares, par value $0.01 per share	New York Stock Exchange

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

Documents incorporated by reference: none.

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to Annual Report on Form 10-K, or this Amendment, to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (Commission File Number 001-35758), or the Form 10-K, as filed by the registrant with the Securities and Exchange Commission, or the SEC, on February 28, 2013. The purpose of this Amendment is to amend and restate Item 9A. Controls and Procedures for the purpose of disclosing the conclusions of our Chief Executive Officer and principal financial officer regarding the effectiveness of our disclosure controls and procedures as of December 31, 2012. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment

No other changes have been made to the Form 10-K other than those described above. This Amendment does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

ITEM 9A. CONTROLS AND PROCEDURES

Attached as exhibits to this Form 10-K/A are certifications of our chief executive officer and principal financial officer. Rule 13a-14 of the Securities Exchange Act of 1934, as amended (Exchange Act), requires that we include these certifications with this report. This Controls and Procedures section includes information concerning the disclosure controls and procedures referred to in the certifications. You should read this section in conjunction with the certifications.

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures,” as Rule 13a-15(e) under the Exchange Act defines such term. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including the chief executive officer and principal financial officer, as appropriate, to allow them to make timely decisions regarding our required disclosures.

We evaluate the effectiveness of our disclosure controls and procedures on at least a quarterly basis. A number of key components in our internal control system assist us in these evaluations. Since the company’s inception, we have had a disclosure committee. The committee meets regularly and includes input from our senior management, general counsel, and internal audit staff. This committee is charged with considering and evaluating the materiality of information and reviewing the company’s disclosure obligations on a timely basis. Our internal audit department also evaluates components of our internal controls on an ongoing basis. To assist in its evaluations, the internal audit staff identifies, documents, and tests our controls and procedures. Our intent is to maintain disclosure controls and procedures as dynamic processes that change as our business and working environments change.

Limitations on the Effectiveness of Controls and Procedures. In designing and evaluating our disclosure controls and procedures, we recognized that disclosure controls and procedures, no matter how well conceived and well operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. We have also designed our disclosure controls and procedures based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Internal Control Over Financial Reporting. This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Exhibit Index

Exhibit No.

31.1*	Rule 13a-14(a) Certification of Thomas Casey.

31.2*	Rule 13a-14(a) Certification of Kevin V. Mahoney.

*	Each document marked with an asterisk is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stamford, State of Connecticut, on this 31st day of July 2013.

TRONOX LIMITED (Registrant)

By:	/s/ MICHAEL J. FOSTER
Name:	Michael J. Foster
Title:	Senior Vice President, General Counsel & Secretary

3