Form 10-Q/A
period 2013-03-31
Tronox Ltd
filed 2013-08-01
CIK 1530804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2013

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

As of April 30, 2013, there were 113,339,879 shares of the Registrant’s Class A ordinary shares and Class B ordinary shares outstanding.

Documents incorporated by reference: none.

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to Form 10-Q, or this Amendment, to amend the Form 10-Q for the fiscal quarter ended March 31, 2013 (Commission File Number 001–35758), or the Form 10-Q, as filed by the registrant with the Securities and Exchange Commission, or the SEC, on February 28, 2013. The purpose of this Amendment is to amend and restate Item 4. Controls and Procedures for the purpose of disclosing the conclusions of our Chief Executive Officer and principal financial officer regarding the effectiveness of our disclosure controls and procedures as of March 31, 2013. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment

No other changes have been made to the Form 10-Q other than those described above. This Amendment does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

As of March 31, 2013, our management, including our Chief Executive Officer and principal financial officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Report.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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