Form 10-Q
period 2013-06-30
Tronox Ltd
filed 2013-08-08
CIK 1530804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013, there were 113,458,282 shares of the Registrant’s Class A ordinary shares and Class B ordinary shares outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TRONOX LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Millions of U.S. dollars, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Sales	$525	$429	$995	$863
Cost of goods sold	475	304	913	581

Gross Margin	50	125	82	282
Selling, general and administrative expenses	41	103	92	147

Income (Loss) from Operations	9	22	(10)	135
Interest and debt expense	(35)	(14)	(62)	(22)
Loss on extinguishment of debt	—	—	(4)	—
Other income (expense)	26	(3)	32	(4)
Gain on bargain purchase	—	1,055	—	1,055

Income (Loss) before Income Taxes	—	1,060	(44)	1,164
Income tax benefit (provision)	(1)	84	(2)	66

Net Income (Loss)	(1)	1,144	(46)	1,230
Income attributable to noncontrolling interest	12	—	24	—

Net Income (Loss) attributable to Tronox Limited	$(13)	$1,144	$(70)	$1,230

Income (Loss) per Share, Basic and Diluted:
Basic	$(0.11)	$13.46	$(0.62)	$15.31

Diluted	$(0.11)	$13.00	$(0.62)	$14.74

Weighted Average Shares Outstanding (in thousands):
Basic	113,390	84,528	113,354	79,960
Diluted	113,390	87,535	113,354	83,021

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Millions of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Income (Loss):
Net Income (Loss)	$(1)	$1,144	$(46)	$1,230
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(82)	26	(201)	33
Amortization of actuarial losses, net of taxes	(1)	—	—	—

Other comprehensive income (loss)	(83)	26	(201)	33

Total comprehensive income (loss)	(84)	1,170	(247)	1,263

Comprehensive income (loss) attributable to noncontrolling interest:
Net income	12	—	24	—
Foreign currency translation adjustments	(23)	10	(51)	10

Comprehensive income (loss) attributable to noncontrolling interest	(11)	10	(27)	10

Comprehensive income (loss) attributable to Tronox Limited	$(73)	$1,160	$(220)	$1,253

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions of U.S. dollars, except share and per share data)

	June 30, 2013	December 31, 2012
Current Assets
Cash and cash equivalents	$1,389	$716
Accounts receivable, net of allowance for doubtful accounts of $1 million and $3 million, respectively	425	391
Inventories	749	914
Prepaid and other assets	37	38
Deferred income taxes	54	114

Total Current Assets	2,654	2,173
Noncurrent Assets
Property, plant and equipment, net	1,309	1,423
Mineral leaseholds, net	1,321	1,439
Intangible assets, net	313	326
Long-term deferred tax assets	170	91
Other long-term assets	80	59

Total Assets	$5,847	$5,511

Current Liabilities
Accounts payable	$129	$189
Accrued liabilities	180	209
Short-term debt	—	30
Long-term debt due within one year	18	10
Income taxes payable	8	24
Current deferred income taxes	1	5

Total Current Liabilities	336	467

Noncurrent Liabilities
Long-term debt	2,390	1,605
Pension and postretirement healthcare benefits	177	176
Asset retirement obligations	96	106
Deferred income taxes	209	222
Other long-term liabilities	49	53

Total Liabilities	3,257	2,629

Contingencies and Commitments
Shareholders’ Equity
Class A ordinary shares, par value $0.01 — 64,307,964 shares issued and 62,301,528 shares outstanding at June 30, 2013 and 63,413,288 shares issued and 62,103,989 shares outstanding at December 31, 2012	1	1
Class B ordinary shares, par value $0.01 — 51,154,280 shares issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Capital in excess of par value	1,441	1,429
Retained earnings	1,187	1,314
Accumulated other comprehensive loss	(245)	(95)

Total Shareholders’ Equity	2,384	2,649
Noncontrolling interest	206	233

Total Equity	2,590	2,882

Total Liabilities and Equity	$5,847	$5,511

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Millions of U.S. dollars)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities
Net income (loss)	$(46)	$1,230
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	146	53
Deferred income taxes	(6)	(85)
Share-based compensation expense	11	27
Amortization of debt issuance costs	4	6
Loss on extinguishment of debt	4	—
Pension and postretirement healthcare benefit (income) expense, net	4	2
Gain on bargain purchase	—	(1,055)
Other noncash items affecting net income	(2)	60
Changes in assets and liabilities (net of effects of acquisition):
(Increase) decrease in accounts receivable	(49)	50
(Increase) decrease in inventories	90	(215)
(Increase) decrease in prepaids and other assets	—	(1)
Increase (decrease) in accounts payable and accrued liabilities	(49)	(96)
Increase (decrease) in taxes payable	(19)	(2)
Other, net	(9)	(21)

Cash provided by (used in) operating activities	79	(47)

Cash Flows from Investing Activities
Capital expenditures	(79)	(48)
Cash paid in acquisition of minerals sands business	—	(1)
Cash received in acquisition of minerals sands business	—	115

Cash provided by (used in) investing activities	(79)	66

Cash Flows from Financing Activities
Repayments of debt	(180)	(554)
Proceeds from borrowings	945	777
Debt issuance costs	(28)	(20)
Dividends paid	(57)	—
Merger consideration	—	(193)
Class A ordinary share repurchases	—	(2)
Proceeds from conversion of warrants	1	—

Cash provided by financing activities	681	8

Effects of Exchange Rate Changes on Cash and Cash Equivalents	(8)	5

Net Increase in Cash and Cash Equivalents	673	32
Cash and Cash Equivalents at Beginning of Period	716	154

Cash and Cash Equivalents at End of Period	$1,389	$186

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(Millions of U.S. dollars)

	Tronox Limited Class A Ordinary Shares	Tronox Limited Class B Ordinary Shares	Capital in Excess of par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Non- controlling Interest	Total Equity
Six Months Ended June 30, 2013
Balance at December 31, 2012	$1	$—	$1,429	$1,314	$(95)	$2,649	$233	$2,882
Net income (loss)	—	—	—	(70)	—	(70)	24	(46)
Other comprehensive loss	—	—	—	—	(150)	(150)	(51)	(201)
Share-based compensation	—	—	11	—	—	11	—	11
Warrants exercised	—	—	1	—	—	1	—	1
Class A and Class B dividends declared	—	—	—	(57)	—	(57)	—	(57)

Balance at June 30, 2013	$1	$—	$1,441	$1,187	$(245)	$2,384	$206	$2,590

	Tronox Limited Class A Ordinary Shares	Tronox Limited Class B Ordinary Shares	Capital in Excess of par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity	Non- controlling Interest	Total Equity
Six Months Ended June 30, 2012
Balance at December 31, 2011	$—	$—	$579	$242	$(57)	$(12)	$752	$—	$752
Fair value of noncontrolling interest on Transaction Date	—	—	—	—	—	—	—	233	233
Net income	—	—	—	1,230	—	—	1,230	—	1,230
Other comprehensive income	—	—	—	—	23	—	23	10	33
Merger consideration paid	—	—	(193)	—	—	—	(193)	—	(193)
Issuance of Tronox Limited shares	—	—	1,370	—	—	—	1,370	—	1,370
Issuance of Tronox Limited shares in stock-split	1	—	—	(1)	—	—	—	—	—
Class A and Class B share dividend declared	—	—	—	(32)	—	—	(32)	—	(32)
Tronox Limited Class A shares repurchased	—	—	(2)	—	—	—	(2)	—	(2)
Tronox Incorporated warrants exercised	—	—	1	—	—	—	1	—	1
Tronox Incorporated stock-based compensation	—	—	27	—	—	(7)	20	—	20
Tronox Incorporated common stock vested/cancelled	—	—	(19)	—	—	19	—	—	—

Balance at June 30, 2012	$1	$—	$1,763	$1,439	$(34)	$—	$3,169	$243	$3,412

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Millions of U.S. dollars, except share and per share data or unless otherwise noted)

1. The Company

Tronox Limited, a public limited company registered under the laws of the State of Western Australia, Australia, and its subsidiaries (collectively referred to as “Tronox” or “the Company”) is a global leader in the production and marketing of high grade titanium feedstock and titanium dioxide pigment (“TiO2”). The Company’s world-class, high performance TiO2 products are critical components of everyday applications such as paint and other coatings, plastics, paper and other applications. The Company’s mineral sands business consists primarily of two product streams—titanium feedstock and zircon. Titanium feedstock is primarily used to manufacture TiO2. Zircon, a hard, glossy mineral, is used for the manufacture of ceramics, refractories, TV screen glass and a range of other industrial and chemical products. Tronox operates three TiO2 pigment production facilities at the following locations: Hamilton, Mississippi; Botlek, The Netherlands; and Kwinana, Western Australia, and operates three separate mining and beneficiation operations: KwaZulu-Natal (“KZN”) Sands and Namakwa Sands located in South Africa and Cooljarloo Sands located in Western Australia.

Tronox Limited was formed on September 21, 2011 for the purpose of the Transaction (as defined below). Prior to the completion of the Transaction, Tronox Limited was wholly-owned by Tronox Incorporated, and had no operating assets or operations. On September 25, 2011, Tronox Incorporated, a Delaware corporation formed on May 17, 2005 (“Tronox Incorporated”), entered into a definitive agreement (as amended, the “Transaction Agreement”) with Exxaro Resources Limited (“Exxaro”) and certain of its affiliated companies, to acquire 74% of Exxaro’s mineral sands operations, along with its 50% share of the Tiwest Joint Venture (the “Transaction”). On June 15, 2012, the date of the Transaction (the “Transaction Date”), the existing business of Tronox Incorporated was combined with the mineral sands business in an integrated series of transactions whereby Tronox Limited became the parent company.

On May 4, 2012, Tronox Limited registered the Class A ordinary shares (“Class A Shares”) to be issued to shareholders of Tronox Incorporated in connection with the completion of the Transaction. On the Transaction Date, Tronox Limited issued 9,950,856 Class B ordinary shares (“Class B Shares”) to Exxaro and one of its subsidiaries in consideration for the mineral sands business. Under the terms of the Transaction Agreement, Exxaro agreed that for a three-year period after the completion of the Transaction, it would not engage in any transaction or other action, that would result in its beneficial ownership of the voting shares of Tronox Limited to exceed 45% of the total issued shares of Tronox Limited. In addition, the agreement prohibits Exxaro from selling any shares in the same three-year period. At June 30, 2013, Exxaro held approximately 44.4% of the voting securities of Tronox Limited.

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

The unaudited condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012 relate to Tronox Limited. The unaudited condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2013 reflect the consolidated operating results of Tronox Limited. The unaudited condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2012 reflect the consolidated operating results of Tronox Incorporated prior to June 15, 2012, and, from June 15, 2012 through June 30, 2012, reflect the consolidated operating results of Tronox Limited.

The Company accounted for the Transaction under Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). Under the acquisition method of accounting, each tangible and separately identifiable intangible asset acquired and liability assumed was recorded based on its preliminary estimated fair value on the Transaction Date. The excess of the fair value of the net assets acquired over the value of consideration was recorded as an initial bargain purchase gain. Subsequent to the Transaction, the Company made adjustments to its initial valuation. Such adjustments were recorded on the Transaction Date, which has resulted in revised unaudited condensed consolidated financial statements for the three and six months ended June 30, 2012. The measurement period ended in June 2013.

In connection with the Transaction, Exxaro and its subsidiaries retained a 26% ownership interest in each of Tronox KZN Sands Pty Ltd and Tronox Mineral Sands Pty Ltd in order to comply with the ownership requirements of the Black Economic Empowerment (“BEE”) legislation in South Africa. Exxaro is entitled to exchange this interest for approximately 3.2% in additional Class B Shares under certain circumstances (i.e., the earlier of the termination of the Empowerment Period or the tenth anniversary of completion of the Transaction). The Company accounts for such ownership as “Noncontrolling Interest” on the unaudited condensed consolidated financial statements.

Prior to the Transaction Date, Tronox Incorporated operated the Tiwest Joint Venture with Exxaro Australia Sands Pty Ltd. The Tiwest Joint Venture was a contractual relationship between Tronox Incorporated and Exxaro whereby each party held an undivided interest in each asset of the joint venture, and each party was proportionally liable for each of the joint venture’s liabilities. The Tiwest Joint Venture was not a separate legal entity and did not enter into any transactions. Transactions were entered into by the joint venture partners who had the right to sell their own product, collect their proportional share of the revenues and absorb their share of costs. As such, Tronox Incorporated did not account for the Tiwest Joint Venture under the equity method. Instead, Tronox Incorporated accounted for its share of the Tiwest Joint Venture’s assets that were jointly controlled and its share of liabilities for which it was jointly responsible on a proportionate gross basis in its unaudited Condensed Consolidated Balance Sheet. Additionally, Tronox Incorporated accounted for the revenues generated from its share of the products sold and its share of the expenses of the joint venture on a gross basis in its unaudited Condensed Consolidated Statements of Operations. As of the Transaction Date, the Company owns 100% of the Tiwest Joint Venture operations. As such, the unaudited Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012 includes 100% of the Tiwest operations assets and liabilities. The unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2013 reflect 100% of the revenue and expenses of the Tiwest operations, while the unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2012 reflects Tronox Incorporated’s revenues generated from its share of the products sold and its share of the expenses of the joint venture on a gross basis prior to June 15, 2012, and, from June 15, 2012 through June 30, 2012 reflect 100% of the revenues and expenses of the Tiwest operations.

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

4. Acquisition of the Mineral Sands Business

On September 25, 2011, Tronox Incorporated entered into the Transaction Agreement with Exxaro to acquire 74% of its South African mineral sands operations, including its Namakwa and KZN Sands mines, separation facilities and slag furnaces, along with its 50% share of the Tiwest Joint Venture. On June 15, 2012, the existing business of Tronox Incorporated was combined with the mineral sands business under Tronox Limited. The Transaction was completed in two principal steps. First, Tronox Incorporated became a subsidiary of Tronox Limited, with Tronox Incorporated shareholders receiving one Class A Share and $12.50 in cash (“Merger Consideration”) for each share of Tronox Incorporated common stock. Second, Tronox Limited issued 9,950,856 Class B Shares to Exxaro and one of its subsidiaries in consideration for the mineral sands business.

Mineral Sands Business Results of Operations

The following table includes net sales and income from operations on a segment basis attributable to the acquired mineral sands business for the three and six months ended June 30, 2013.

	Mineral Sands	Pigment	Eliminations	Total
Three Months Ended June 30, 2013:
Net Sales	$255	$—	$(89)	$166
Income (Loss) from Operations	$50	$(16)	$4	$38
Six Months Ended June 30, 2013:
Net Sales	$496	$—	$(196)	$300
Income (Loss) from Operations	$124	$(33)	$(14)	$77

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

In accordance with ASC 805, the supplemental pro forma results of operations for the three and six months ended June 30, 2012:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Net Sales	$588	$1,150
Income from Operations	$196	$395
Net Income	$173	$326
Net Income attributable to Tronox Limited Shareholders	$156	$294
Basic earnings per share attributable to Tronox Limited Shareholders	$2.05	$4.07
Diluted earnings per share attributable to Tronox Limited Shareholders	$1.98	$3.92

5. Accounts Receivable

Accounts receivable, net of allowance for doubtful accounts, consisted of the following:

	June 30, 2013	December 31, 2012
Trade receivables	$406	$371
Other	20	23

Total	426	394
Allowance for doubtful accounts	(1)	(3)

Net	$425	$391

6. Inventories

Inventories consisted of the follows:

	June 30, 2013	December 31, 2012
Raw materials	$225	$221
Work-in-process	80	99
Finished goods (1)	325	477
Materials and supplies, net (2)	119	117

Total	$749	$914

(1)	Includes inventory on consignment to others of approximately $49 million and $42 million at June 30, 2013 and December 31, 2012, respectively.
(2)	Materials and supplies consist of processing chemicals, maintenance supplies and spare parts, which will be consumed directly and indirectly in the production of the Company’s products.

7. Property, Plant and Equipment, Net

Property, plant and equipment, net of accumulated depreciation and amortization, consisted of the following:

	June 30, 2013	December 31, 2012
Land and land improvements	$80	$80
Buildings	190	194
Machinery and equipment	1,136	1,158
Construction-in-progress	130	153
Furniture and fixtures	21	7
Other	6	6

Total	1,563	1,598
Less accumulated depreciation and amortization	(254)	(175)

Net	$1,309	$1,423

Depreciation expense related to property, plant and equipment for the three months ended June 30, 2013 and 2012 was $48 million and $20 million, respectively, and for six months ended June 30, 2013 and 2012 was $90 million and $36 million, respectively.

8. Mineral Leaseholds, Net

Mineral leaseholds, net of accumulated depletion, consisted of the following:

	June 30, 2013	December 31, 2012
Mineral leaseholds	$1,423	$1,502
Less accumulated depletion	(102)	(63)

Net	$1,321	$1,439

Depletion expense related to mineral leaseholds for the three months ended June 30, 2013 and 2012 was $18 million and $4 million, respectively, and for six months ended June 30, 2013 and 2012 was $42 million and $5 million, respectively.

9. Intangible Assets, Net

The gross cost and accumulated amortization of intangible assets, by major intangible asset category, were as follows:

	June 30, 2013
	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$294	$(49)	$245
TiO2 technology	32	(4)	28
Internal-use software	39	(4)	35
Other	9	(4)	5

Total	$374	$(61)	$313

	December 31, 2012
	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$294	$(39)	$255
TiO2 technology	32	(3)	29
Internal-use software	38	(2)	36
Other	9	(3)	6

Total	$373	$(47)	$326

Amortization expense related to intangible assets for the three months ended June 30, 2013 and 2012 was $7 million and $6 million, respectively, and for six months ended June 30, 2013 and 2012 was $14 million and $12 million, respectively.

Estimated future amortization expense related to intangible assets was as follows:

Total Amortization
2013	$14
2014	27
2015	26
2016	25
2017	25
Thereafter	196

Total	$313

10. Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2013	December 31, 2012
Taxes other than income taxes	$56	$58
Employee-related costs and benefits	44	45
Unfavorable sales contracts	36	64
Interest	23	22
Sales rebates	13	13
Other	8	7

Total	$180	$209

11. Debt

Short-term Debt

Short-term debt consisted of the following:

	Maturity Date	June 30, 2013	December 31, 2012
UBS Revolver	6/18/17	$—	$—
ABSA Revolver (1)	6/14/17	—	30

Total		$—	$30

(1)	Average effective interest rate of 8.5% and 8.5% during 2013 and 2012, respectively.

UBS Revolver

On June 18, 2012, in connection with the closing of the Transaction, the Company entered into a global senior secured asset-based syndicated revolving credit agreement with UBS AG (the “UBS Revolver”). The UBS Revolver provides the Company with a committed source of capital with a principal borrowing amount of up to $300 million, subject to a borrowing base. In connection with its entry into the Amended and Restated Credit Agreement on March 19, 2013, the Company amended the UBS Revolver to allow for the increased size of the Term Loan over the Term Facility (see “Term Loan” below). At June 30, 2013, the Company’s available borrowing base was $275 million.

ABSA Revolving Credit Facility

In connection with the Transaction, the Company entered into a R900 million (approximately $92 million as of June 30, 2013) revolving credit facility with ABSA Bank Limited acting through its ABSA Capital Division (the “ABSA Revolver”). At December 31, 2012, the Company had drawn down R250 million (approximately $30 million), which was repaid during the first quarter of 2013. At June 30, 2013, the Company had no amounts drawn on the ABSA Revolver.

Long-Term Debt

Long-term debt consisted of the following:

	Principal Amount	Maturity Date	June 30, 2013	December 31, 2012
Term Loan, net of unamortized discount of $11 million (1)	$1,500	3/19/2020	$1,489	$—
Senior Notes	$900	8/15/2020	900	900
Term Facility, net of unamortized discount of $6 million (2)	$700	2/8/2018	—	691
Co-generation Unit Financing Arrangement	$16	2/1/2016	7	10
Lease financing			12	14

Total debt			2,408	1,615
Less: Long-term debt due in one year			(18)	(10)

Long-term debt			$2,390	$1,605

(1)	Average effective interest rate of 4.9% in 2013.
(2)	Average effective interest rate of 5.0% and 5.0% in 2013 and 2012, respectively.

At June 30, 2013, the scheduled maturities of the Company’s long-term debt were as follows:

Total Debt
2013	$9
2014	18
2015	18
2016	15
2017	15
Thereafter	2,344

Total	2,419
Remaining accretion of discount associated with the Term Loan	(11)

Total debt	$2,408

Term Facility

On February 8, 2012, Tronox Incorporated’s wholly-owned subsidiary, Tronox Pigments (Netherlands) B.V., entered into a term loan facility with Goldman Sachs Bank USA comprised of a $550 million Senior Secured Term Loan (the “Senior Secured Term Loan”) and a $150 million Senior Secured Delayed Draw Term Loan (the “Senior Secured Delayed Draw” together, the “Term Facility”). The Term Facility was issued net of an original issue discount of $7 million, or 1% of the initial principal amount, which was being amortized over the life of the Term Facility. In connection with obtaining the Term Facility, the Company incurred debt issuance costs of $17 million, of which $5 million was paid in 2011 and $12 million was paid in 2012. On June 14, 2012, in connection with the closing of the Transaction, Tronox Pigments (Netherlands) B.V. drew down the $150 million Senior Secured Delayed Draw.

On February 28, 2013, Tronox Pigments (Netherlands) B.V. repaid the outstanding principal balance of $149 million, plus interest, related to the $150 million Senior Secured Delayed Draw. In accordance with ASC 470, Debt (“ASC 470”), the Company accounted for such repayment as an extinguishment of debt. As such, the Company recognized a loss on the early extinguishment of debt of $4 million related to the allocated portion of the unamortized original issue discount and debt issuance costs.

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

In accordance with ASC 470, the outstanding principal balance of the Senior Secured Term Loan of $547 million, which became part of the Term Loan, was accounted for as a debt modification. As such, the unamortized original issue discount of $5 million and debt issuance costs of $11 million related to the Term Facility are being amortized over the life of the Term Loan.

The Term Loan bears interest at a base rate plus the applicable margin of 2.5% per annum, or adjusted Eurodollar rate plus the applicable margin of 3.5% per annum. The base rate is defined as the greater of (i) the prime lending rate as quoted in the print edition of The Wall Street Journal or (ii) the Federal Funds Effective rate in effect on such day plus one half of 1%; provided, however, that the Base Rate is not less than 2% per annum. The Adjusted Eurodollar Rate shall at no time be less than 1.00%.

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

During the second quarter, the Company filed a Registration Statement on Form S-4 for $900 million aggregate principal amount of senior exchange notes (the “Senior Exchange Notes”), which are substantially identical to the Senior Notes, and which will be issued in exchange for the Senior Notes.

The Senior Notes bear interest semiannually at a rate equal to 6.375% and were sold at par value. The Senior Notes are fully and unconditionally guaranteed on a senior, unsecured basis by Tronox Limited and certain of its subsidiaries. The Senior Notes are redeemable at any time at the Company’s discretion.

Co-generation Unit Financing Arrangement

In March 2011, in order to finance its share of the asset purchase for the Tiwest Joint Venture, Tronox Incorporated incurred debt totaling $8 million. In connection with the Transaction, the Company acquired the remaining 50% undivided interest in the co-generation plant from Exxaro, along with its debt of $6 million. Under the financing arrangement, monthly payments are required, and interest accrues on the outstanding balance at the rate of 6.5% per annum. During the three months ended June 30, 2013 and 2012, the Company made principal repayments of approximately $1 million and less than $1 million, respectively, and during the six months ended June 30, 2013 and 2012, $2 million and $1 million, respectively.

Lease Financing

In connection with the Transaction, the Company acquired capital lease obligations in South Africa, which are payable through 2032 at a weighted average interest rate of approximately 17%. At June 30, 2013, such obligations had a net book value of assets recorded under capital leases aggregating $7 million. During both the three and six months ended June 30, 2013, the Company made payments of less than $1 million and $1 million, respectively. The Company did not make payments on capital leases during the three and six months ended June 30, 2012.

Fair Value

The Company’s debt is recorded at historical amounts. At June 30, 2013, the fair value of the Term Loan was $1,513 million. At June 30, 2013 and December 31, 2012, the fair value of the Senior Notes and $852 million and $910 million, respectively. At December 31, 2012, the fair value of the Term Facility was $709 million. The Company determined the fair value of the Term Loan, the Senior Notes and the Term Facility using Bloomberg market prices. The fair value hierarchy for long-term debt is a Level 2 input.

Debt Covenants

At June 30, 2013, the Company had financial covenants in the UBS Revolver, the ABSA Revolver and the Term Loan.

The terms of the Amended and Restated Credit Agreement are substantially similar to the Company’s prior Credit and Guaranty Agreement with Goldman Sachs Bank USA, dated February 8, 2012, except that the Amended and Restated Credit Agreement (i) eliminates financial maintenance covenants (ii) permits, subject to certain conditions, incurrence of additional senior secured debt up to a leverage ratio of 2:1, (iii) increases the Company’s ability to incur debt in connection with permitted acquisitions and its ability to incur unsecured debt, and (iv) allows for the payment of a $0.25 per share dividend each fiscal quarter. Otherwise, the terms of the Amended and Restated Credit Agreement provide for customary representations and warranties, affirmative and negative covenants and events of default. The terms of the covenants, subject to certain exceptions, restrict, among other things: (i) debt incurrence; (ii) lien incurrence; (iii) investments, dividends and distributions; (iv) disposition of assets and subsidiary interests; (v) acquisitions; (vi) sale and leaseback transactions; and (vii) transactions with affiliates and shareholders.

The Term Facility and the UBS Revolver are subject to an intercreditor agreement pursuant to which the lenders’ respective rights and interests in the security are set forth. At June 30, 2013, only the ABSA Revolver had a financial maintenance covenant. The Company was in compliance with its financial covenants at June 30, 2013.

The Company has pledged the majority of our U.S. assets and certain assets of its non-U.S. subsidiaries in support of its outstanding debt.

Interest and Debt Expense

Interest and debt expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest expense	$32	$8	$58	$15
Amortization of deferred debt issuance costs (1)	2	4	4	5
Other	2	3	2	3
Capitalized interest	(1)	(1)	(2)	(1)

Interest and debt expense	$35	$14	$62	$22

(1)	In connection with obtaining debt, the Company incurred debt issuance costs. Such costs are recorded in “Other long-term assets” on the unaudited Condensed Consolidated Balance Sheets,” and are being amortized through the maturity date.

Deferred debt issuance costs and the related amortization expense was as follows:

			Amortization Expense
	Deferred Debt	Balance at	Three Months Ended June 30,		Six Months Ended June 30,
	Issuance Cost	June 30, 2013	2013	2012	2013	2012
Term Loan	$28	$27	$1	$—	$1	$—
Senior Notes	18	16	1	—	1	—
Term Facility	17	10	—	—	1	1
Other	8	7	—	4	1	4

Total		$60	$2	$4	$4	$5

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

The changes in AROs during the six months ended June 30, 2013 were as follows:

	June 30, 2013	December 31, 2012
Beginning balance	$113	$30
Additions	2	7
Accretion expense	2	5
Changes in estimates, including cost and timing of cash flows	(14)	11
Settlements/payments	—	(1)
AROs acquired in the acquisition of mineral sands business	—	61

Ending balance	$103	$113

Current portion included in accrued liabilities	$7	$7

Noncurrent portion	$96	$106

AROs, by geographic region, were as follows:

	June 30, 2013	December 31, 2012
Australia	$59	$67
South Africa	32	34
The Netherlands	11	11
United States	1	1

Total	$103	$113

Environmental Rehabilitation Trust

The Company has established an environmental rehabilitation trust in respect of the prospecting and mining operations in South Africa in accordance with applicable regulations. The trustees of the fund are appointed by the Company, and consist of sufficiently qualified Tronox Limited employees capable of fulfilling their fiduciary duties. The environmental rehabilitation trust receives, holds, and invests funds for the rehabilitation or management of negative environmental impacts associated with mining and exploration activities. The contributions are aimed at providing sufficient funds at date of estimated closure of mining activities to address the rehabilitation and environmental impacts. Funds accumulated for a specific mine or exploration project can only be utilized for the rehabilitation and environmental impacts of that specific mine or project. Currently, the funds are invested in highly liquid, short-term instruments; however, the investment growth strategy has not been finalized. If a mine or exploration project withdraws from the fund for whatever valid reason, the funds accumulated for such mine or exploration project are transferred to a similar fund approved by management. At June 30, 2013 and December 31, 2012, the environmental rehabilitation trust assets were $19 million and $20 million, respectively, which were recorded in “Other long-term assets” on the unaudited Condensed Consolidated Balance Sheets.

13. Commitments and Contingencies

Purchase Commitments — At June 30, 2013, purchase commitments were $67 million for the remainder of 2013, $94 million for 2014, $36 million for 2015, $23 million for 2016, $23 million for 2017 and $104 million thereafter.

Letters of Credit — At June 30, 2013, the Company had outstanding letters of credit, bank guarantees and performance bonds of approximately $45 million, of which $25 million in letters of credit were issued under the UBS Revolver and $17 million were bank guarantees issued by ABSA.

Legal — The Western Australia Office of State Revenue (the “OSR”) continues to review their technical position on the imposition of stamp duty on the transfer of Tronox Incorporated’s shares related to Kerr-McGee’s restructuring in 2002 and from the share transfer related to the spinoff of Tronox Incorporated from Kerr-McGee in 2005. On October 20, 2012, the OSR rendered its assessment of $5 million, comprised of a primary stamp duty liability of $3 million and penalty tax of $2 million. The Company had accrued $3 million at December 31, 2012, which was recorded in “Trade and other payables” in the unaudited Condensed Consolidated Balance Sheets. As required by law, the Company paid the entire amount of the assessment in January 2013; however it has submitted an objection to the interest penalty, setting out the reasons that the Commissioner of State Revenue has erred in the imposition of the interest penalty. The Company expects to resolve the matter by the end of 2013.

Environmental Contingencies — In accordance with ASC 450, Contingencies, the Company recognizes a loss and records an undiscounted liability when litigation has commenced or a claim or an assessment has been asserted or, based on available information, commencement of litigation or assertion of a claim or assessment is probable, and the associated costs can be estimated. It is not possible for the Company to reliably estimate the amount and timing of all future expenditures related to environmental matters because, among other reasons, environmental laws and regulations, as well as enforcement policies and clean up levels, are continually changing, and the outcome of court proceedings, alternative dispute resolution proceedings (including mediation) and discussions with regulatory agencies are inherently uncertain.

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

Other Matters — From time to time, the Company may be party to a number of legal and administrative proceedings involving environmental and/or other matters in various courts or agencies. These proceedings, individually and in the aggregate, may have a material adverse effect on the Company. These proceedings may be associated with facilities currently or previously owned, operated or used by the Company and/or its predecessors, some of which may include claims for personal injuries, property damages, cleanup costs and other environmental matters. Current and former operations of the Company may also involve management of regulated materials, which are subject to various environmental laws and regulations including the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”), the Resource Conservation and Recovery Act (the “RCRA”) or state equivalents. Similar environmental laws and regulations and other requirements exist in foreign countries in which the Company operates.

14. Shareholders Equity

The changes in outstanding shares for the six months ended June 30, 2013 were as follows:

Tronox Limited Class A Shares outstanding:
Balance at December 31, 2012	62,103,989
Shares issued for share-based compensation	66,524
Shares issued for warrants exercised	81,015
Shares issued for options exercised	50,000

Balance at June 30, 2013	62,301,528

Tronox Limited Class B Shares outstanding:
Balance at December 31, 2012	51,154,280

Balance at June 30, 2013	51,154,280

Dividends Declared

On May 7, 2013, the Board declared a quarterly dividend of $0.25 per share which was paid on May 28, 2013 to holders of Class A Shares and Class B Shares at close of business on May 20, 2013. On February 19, 2013, the Board declared a quarterly dividend of $0.25 per share which was paid on March 20, 2013 to holders of our Class A Shares and Class B Shares at close of business on March 6, 2013. During the six months ended June 30, 2013, the Company paid dividends of $57 million.

Warrants

Prior to the Transaction, Tronox Incorporated had issued Series A warrants and Series B warrants (collectively, the “Tronox Incorporated Warrants”). In connection with the Transaction, and pursuant to the terms of the Tronox Incorporated Warrant Agreement, Tronox Limited entered into an amended and restated warrant agreement, dated as of the Transaction Date, whereby the holders of the Tronox Limited Warrants are entitled to purchase one Class A Share and receive $12.50 in cash at the initial exercise prices of $62.13 for each Series A Warrant (the “Series A Warrants”) and $68.56 for each Series B Warrant (the “Series B Warrants”, collectively with the Series A Warrants, the “Warrants”). On the Transaction Date, there were 841,302 Warrants outstanding. The Warrants have a seven-year term from the date initially issued and will expire on February 14, 2018. A holder may exercise the Warrants by paying the applicable exercise price in cash or on a cashless basis. The Warrants are freely transferable by the holder thereof.

In connection with the stock split, holders of the Warrants are entitled to purchase five Class A Shares and receive $12.50 in cash. At June 30, 2013, the exercise price, adjusted for dividends paid, was $60.39 for each Series A Warrant and $66.65 for each Series B Warrants. At June 30, 2013, there were 357,570 Series A Warrants and 465,465 Series B Warrants outstanding.

Stock Split Declared

On June 26, 2012, the Board approved a 5-to-1 stock split for holders of its Class A Shares and Class B Shares at the close of business on July 20, 2012, by issuance of four additional shares for each share of the same class. As a result of the stock split, the Company recorded an increase to “Tronox Limited Class A ordinary shares” of $1 million and an increase to “Tronox Limited Class B ordinary shares” of less than $1 million, with corresponding decreases to “Retained earnings” on the unaudited Condensed Consolidated Balance Sheets.

Share Repurchases

On June 26, 2012, the Board authorized the repurchase of Class A Shares in open market transactions. During the second quarter of 2012, the Company repurchased 17,000 Class A Shares at an average price of $120.75 per share, on a pre-split basis, for a total cost of $2 million. During 2012, the Company repurchased 12,626,400 Class A Shares, affected for the 5-for-1 share split, at an average price of $25.84 per share, inclusive of commissions, for a total cost of $326 million, respectively. Repurchased shares were subsequently cancelled in accordance with Australian law. On September 27, 2012, the Company announced the successful completion of its share repurchase program.

15. Income Taxes

The Company’s operations are conducted through its various subsidiaries in a number of countries throughout the world. The Company has provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned. For the three and six months ended June 30, 2013, Tronox Limited was the public parent registered under the laws of the State of Western Australia. For the three months ended June 30, 2012 and from June 15, 2012 through June 30, 2012, Tronox Limited was the public parent; however, prior to June 15, 2012, Tronox Incorporated was the public parent, a Delaware corporation registered in the United States.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income tax benefit (provision)	$(1)	$84	$(2)	$66
Income (Loss) before Income Taxes	$—	$1,060	$(44)	$1,164
Effective tax rate	—%	(8)%	(5)%	(6)%

The effective tax rates for the three months and the six months ended June 30, 2013, differ from the Australian statutory rate of 30% primarily due to withholding tax accruals, valuation allowances in the United States, and income in foreign jurisdictions taxed at rates different than 30%.

The negative effective tax rates for 2012 differ from the U.S. statutory rate of 35% primarily as a consequence of the Company re-domiciling in Australia. Because the Australian tax laws provide for a resetting of the tax basis of the business assets to market value, the Company recorded a tax benefit related to this market value basis adjustment. The overall tax benefit from this basis adjustment was partially offset by a valuation allowance established for the portion of the tax benefit which the Company believes will not be realized. Because this basis change did not pertain to an entity acquired in the Transaction, this net tax benefit was recorded through tax expense and did not impact the Company’s gain on bargain purchase.

Additionally, the 2012 periods shown above were impacted by valuation allowances in the United States, income in foreign jurisdictions taxed at rates lower than 35%, and the Company’s gain on the bargain purchase, which was recorded net of the financial tax impact and is not subject to income tax in any jurisdiction.

The application of business combination accounting on June 15, 2012 resulted in the re-measurement of deferred income taxes associated with recording the assets and liabilities of acquired entities at fair value pursuant to ASC 805. As a result, deferred income taxes were recorded at amounts determined in accordance with ASC 740, Income Taxes (“ASC 740”), of $205 million as part of the Company’s gain on bargain purchase. The Company does not believe an ownership change occurred as a result of the Transaction.

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

16. Earnings (Loss) Per Share

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

The computation of basic and diluted loss per share for the periods indicated is as follows:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Numerator – Basic and Diluted:
Net Loss	$(1)	$(46)
Less: Income attributable to noncontrolling interest	12	24

Undistributed loss	(13)	(70)
Percentage allocated to ordinary shares	100%	100%

Undistributed loss allocated to ordinary shares	(13)	(70)

Loss available to ordinary shares	$(13)	$(70)

Denominator – Basic and Diluted
Weighted-average ordinary shares (in thousands)	113,390	113,354

Loss per Share (1):
Basic loss per Share	$(0.11)	$(0.62)

Diluted loss per Share	$(0.11)	$(0.62)

(1)	The basic and diluted earnings (loss) per share amounts were computed from exact, not rounded, income and share information.

The computation of basic and diluted earnings per share for the periods indicated is as follows:

	Three Months Ended June 30, 2012	Six Month Ended June 30, 2012
Numerator – Basic and Diluted:
Net Income	$1,144	$1,230
Less: Dividends declared	(32)	(32)

Undistributed earnings	1,112	1,198
Percentage allocated to ordinary shares	99.5%	99.5%

Undistributed earnings allocated to ordinary shares	1,106	1,192
Add: Dividends declared allocated to common shares	32	32

Earnings available to ordinary shares	$1,138	$1,224

Denominator – Basic:
Weighted-average ordinary shares (in thousands)	84,528	79,960
Add: Effect of Dilutive Securities:
Restricted stock	46	98
Warrants	2,956	2,963
Options	5	—

Denominator – Dilutive	87,535	83,021

Earnings per Share(1):
Basic earnings per Share	$13.46	$15.31

Diluted earnings per Share	$13.00	$14.74

(1)	The basic and diluted earnings (loss) per share amounts were computed from exact, not rounded, income and share information.

In computing diluted earnings (loss) per share under the two-class method, the Company considered potentially dilutive shares. At June 30, 2013, 2,064,523 options with an average exercise price of $20.61, 357,570 Series A Warrants and 465,465 Class B Warrants, with exercise prices of $60.39 and $66.65, respectively, and 295,607 restricted stock units, with an average price of $20.99 were not recognized in the diluted earnings per share calculation as they were anti-dilutive. For the three and six months ended June 30, 2012, 308,255 options and 653,225 options, respectively, with average exercise prices of $28.02 and $24.84, respectively, were not recognized in the diluted earnings per share calculation as they were anti-dilutive.

17. Share-based Compensation

Compensation expense related to restricted share awards was $4 million and $20 million for the three months ended June 30, 2013 and 2012, respectively, and $6 million and $26 million for the six months ended June 30, 2013 and 2012, respectively. Compensation expense related to the Company’s nonqualified option awards was $1 million and less than $1 million for the three months ended June 30, 2013 and 2012, respectively, and $3 million and $1 million for the six months ended June 30, 2013 and 2012, respectively.

At June 30, 2013, unrecognized compensation expense related to the Company’s restricted shares and options, adjusted for estimated forfeitures, was approximately $48 million, with such unrecognized compensation expense expected to be recognized over a weighted-average period of approximately 3 years. The ultimate amount of such expense is dependent upon the actual number of restricted shares and options that vest. The Company periodically assesses the forfeiture rates used for such estimates. A change in estimated forfeiture rates would cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense above.

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

Restricted Shares

During the six months ended June 30, 2013, the Company granted restricted share awards to employees. All restricted share awards vest pursuant to both time requirements and performance requirements. The time provisions are graded vesting, while the performance provisions are cliff vesting and have a variable payout. During the six months ended June 30, 2013, as part of the annual director’s compensation program, the Company granted restricted share awards with graded vesting to members of the Board. In accordance with ASC 718, Compensation – Share-Based Compensation (“ASC 718”), the restricted share awards issued during 2013 are classified as equity awards, and are accounted for using the fair value established at the grant date.

Restricted share activity for the six months ended June 30, 2013 was as follows:

	Number of Shares	Fair Value(1)
Balance at December 31, 2012	761,065	$20.62
Awards granted	780,640	20.96
Awards earned	(68,258)	24.18
Awards forfeited	(15,245)	23.86

Balance at June 30, 2013	1,458,202	$20.60

Outstanding awards expected to vest	1,422,910	$20.57

(1)	Represents the weighted-average grant-date fair value.

Restricted share activity for the six months ended June 30, 2012 was as follows:

	Number of Shares	Fair Value(1)
Balance at December 31, 2011	—	—
Awards converted from Tronox Incorporated to Tronox Limited in connection with the Transaction	420,765	16.99
Awards granted	160,835	27.39

Balance at June 30, 2012	581,600	$19.86

Outstanding awards expected to vest	574,716	$19.77

(1)	Represents the weighted-average grant-date fair value.

Options

During the six months ended June 30, 2013, the Company granted options to employees to purchase Class A Shares, which have graded vesting provisions over a three year period. Options activity was as follows:

	Number of Options	Price (1)	Contractual Life Years (1)	Intrinsic Value(2)
Balance at December 31, 2012	612,439	$24.81
Options issued	1,553,110	19.10
Options exercised	(50,000)	22.00
Options expired	(32,822)	25.65
Options forfeited	(18,204)	20.40

Outstanding at June 30, 2013	2,064,523	$20.61	9.46	$2

Outstanding and expected to vest at June 30, 2013	1,801,008	$20.20	9.53	$2

Exercisable at June 30, 2013	165,012	$25.14	8.86	$—

(1)	Represents weighted average exercise price and weighted average remaining contractual life, as applicable.
(2)	Reflects aggregate intrinsic value based on the difference between the market price of the Company’s shares at June 30, 2013 and the options’ exercise price. The intrinsic value for shares exercised is based on the market value on the date of exercise.

Valuation and Cost Attribution Methods. Fair value is determined on the date of grant using the Black-Scholes option-pricing model, and is recognized in earnings on a straight-line basis over the employee service period of three years necessary to earn the awards, which is the vesting period. The Company ran the Black-Scholes option-pricing model using the following assumptions:

	February 25, 2013	March 11, 2013
Number of options granted	1,544,872	8,238
Fair market value and exercise price (1)	$19.09	$21.49
Risk-free interest rate (2)	1.04%	1.19%
Expected dividend yield	5.24%	4.65%
Expected volatility	56%	56%
Maturity (years)	10	10
Expected term (years)	6	6
Per-unit fair value of options granted	$6.28	$7.48

(1)	The adjusted closing price of Class A Shares, New York Stock Exchange symbol TROX, on the grant date.
(2)	The risk-free interest rate was based on U.S. Treasury Strips available with maturity period consistent with expected life assumption.

During the six months ended June 30, 2012, the Company granted options to employees to purchase Class A Shares, which have graded vesting provisions over a three year period. Options activity was as follows:

	Number of Options	Price (1)	Contractual Life Years (1)	Intrinsic Value(2)
Balance at December 31, 2011	—	$—
Options converted to Tronox Limited in connection with the Transaction	517,330	24.56
Options issued	135,895	25.90

Outstanding at June 30, 2012	653,225	$24.84	9.68	$1

Outstanding and expected to vest at June 30, 2012	618,095	$24.86	9.68	$1

Exercisable at June 30, 2012	7,440	$24.60	9.52	$—

(1)	Represents weighted average exercise price and weighted average remaining contractual life, as applicable.

(2)	Reflects aggregate intrinsic value based on the difference between the market price of the Company’s stock at June 30, 2012 and the options’ exercise price.

Valuation and Cost Attribution Methods. Options’ fair value was determined on the date of grant using the Black-Scholes option-pricing model and was recognized in earnings on a straight-line basis over the employee service period of three years necessary to earn the awards, which is the vesting period. The Company ran the Black-Scholes option-pricing model for the options granted and used the following assumptions:

June 26, 2012
Number of options granted	135,895
Fair market value and exercise price (1)	$25.90
Risk-free interest rate (2)	0.97%
Expected dividend yield	3.86%
Expected volatility	55%
Maturity (years)	10
Expected term (years)	6
Per-unit fair value of options granted	$9.43

(1)	The adjusted closing price of Class A Shares, New York Stock Exchange symbol TROX, on the grant date.
(2)	The risk-free interest rate was based on U.S. Treasury Strips available with maturity period consistent with expected life assumption.

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

At June 30, 2013 and December 31, 2012, there were 548,234 shares in the trust with a fair value of $25.79, which represents the fair value on the date of purchase by the trust. Compensation expense during the three and six months ended June 30, 2013 was less than $1 million and $2 million, respectively.

Long-Term Incentive Plan

In connection with the Transaction, the Company assumed a long-term incentive plan (the “LTIP”) for the benefit of certain qualifying employees of Tronox subsidiaries in South Africa and Australia. The LTIP is classified as a cash-settled compensation plan, and is remeasured to fair value at each reporting date. At June 30, 2013, the LTlP plan liability was approximately $2 million, which was recorded in “Other long-term liabilities” on the unaudited Condensed Consolidated Balance Sheets. Compensation expense was less than $1 million for all periods presented.

Tronox Incorporated Management Equity Incentive Plan

In connection with its emergence from bankruptcy, Tronox Incorporated adopted the Tronox Incorporated management equity incentive plan (the “Tronox Incorporated MEIP”), which permitted the grant of awards that constitute incentive options, nonqualified options, share appreciation rights, restricted share, restricted share units, performance awards and other share-based awards, cash payments and other forms such as the compensation committee of the Tronox Incorporated Board of Directors in its discretion deems appropriate, including any combination of the above. The number of shares available for delivery pursuant to the awards granted under the Tronox Incorporated MEIP was 1.2 million shares. All share and per share data related to the Tronox Incorporated Management Equity Incentive Plan is presented on a pre-split basis.

On the Transaction Date, 420,765 restricted shares of Tronox Incorporated vested in connection with the Transaction. The remaining restricted shares of Tronox Incorporated were converted to Tronox Limited restricted shares. Additionally, on the Transaction Date, 517,330 Tronox Incorporated options were converted to Tronox Limited options.

Restricted Shares

During the six months ended June 30, 2012, the Company granted restricted shares to its employees, which have graded vesting provisions. The Company was withholding the highest combined maximum rate imposed under all applicable federal, state, local and foreign tax laws on behalf of the employees that received these awards. In accordance with ASC 718, such restricted stock awards were classified as liability awards and were remeasured to fair value at each reporting date.

Restricted share activity with employees and directors was as follows:

	Number of Shares	Fair Value
Balance at December 31, 2011	1,177,995	$21.48
Awards granted	52,915	24.36
Awards earned	(810,145)	32.41
Awards converted to Tronox Limited restricted shares in connection with the Transaction	(420,765)	16.99

Balance at June 30, 2012	—	$—

(1)	Represents weighted average fair value. Liability awards are remeasured to fair value at each reporting date and upon vesting, while equity awards are presented at grant date fair value.

Options

Tronox Incorporated options activity was as follows:

	Number of Options	Price (1)
Balance at December 31, 2011	345,000	$22.00
Options issued	172,330	29.69
Options converted to Tronox Limited in connection with the Transaction	(517,330)	24.56

Outstanding at June 30, 2012	—	$—

(1)	Represents weighted average exercise price.

Valuation and Cost Attribution Methods. Fair value is determined on the date of grant using the Black-Scholes option-pricing model, and is recognized in earnings on a straight-line basis over the employee service period of three years necessary to earn the awards, which is the vesting period. The Company ran the Black-Scholes option-pricing model using the following assumptions:

	January 2, 2012	June 6, 2012
Number of options granted	22,330	150,000
Fair market value and exercise price (1)	$24.60	$30.45
Risk-free interest rate (2)	1.97%	0.94%
Expected dividend yield	0.0%	0.0%
Expected volatility	49%	55%
Expected term (years)	10	10
Per-unit fair value of options granted	$14.78	$15.64

(3)	The adjusted closing price of Class A Shares, New York Stock Exchange symbol TROX, on the grant date.
(4)	The risk-free interest rate was based on U.S. Treasury Strips available with maturity period consistent with expected life assumption.

18. Pension and Other Postretirement Healthcare Benefits

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

The components of net periodic cost associated with the U.S. and foreign retirement plans recognized in the unaudited Condensed Consolidated Statement of Operations were as follows:

	Retirement Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net periodic cost:
Service cost	$2	$—	$3	$1
Interest cost	5	5	10	11
Expected return on plan assets	(5)	(4)	(10)	(10)
Net amortization of actuarial loss	—	—	1	—

Total net periodic cost	$2	$1	$4	$2

The components of the Company’s net periodic cost for the postretirement healthcare plans recognized in the unaudited Condensed Consolidated Statement of Operations were less than $1 million and $1 million for the three and six months ended June 30, 2013, respectively, and less than $1 million for both the three and six months ended June 30, 2012.

19. Related Party Transactions

At June 30, 2013, Exxaro held approximately 44.4% of the voting securities of Tronox Limited. During the three and six months ended June 30, 2013, the Company purchased transition services from Exxaro, which amounted to $2 million and $4 million, respectively.

Prior to the Transaction Date, Tronox Incorporated conducted transactions with Exxaro Australia Sands Pty Ltd, Tronox Incorporated’s 50% partner in the Tiwest Joint Venture. Tronox Incorporated purchased, at open market prices, raw materials used in its production of TiO2, as well as Exxaro Australia Sands Pty Ltd’s share of TiO2 produced by the Tiwest Joint Venture. Tronox Incorporated also provided administrative services and product research and development activities, which were reimbursed by Exxaro. For the three and six months ended June 30, 2012, the Company made payments of $90 million and $173 million, respectively, and received payments of $2 million and $9 million, respectively, related to these transactions.

20. Segment Information

Prior to the Transaction, Tronox Incorporated had one reportable segment representing its pigment business. The Pigment segment primarily produced and marketed TiO2, and included heavy minerals production. The heavy minerals production was integrated with its Australian pigment plant, but also had third-party sales of minerals not utilized by its pigment operations. In connection with the Transaction, the Company acquired 74% of Exxaro’s mineral sands operations, along with its 50% share of the Tiwest Joint Venture in Western Australia. As such, the Company evaluated its new operations under ASC 280, Segments, and determined that the mineral sands operations qualify as a separate segment.

Subsequent to the Transaction, the Company has two reportable segments, Mineral Sands and Pigment. The Mineral Sands segment includes the exploration, mining and beneficiation of mineral sands deposits, as well as heavy mineral production. These operations produce titanium feedstock, including chloride slag, slag fines and rutile, as well as pig iron and zircon. The Pigment segment primarily produces and markets TiO2, and has production facilities in the United States, Australia, and the Netherlands. Corporate and Other is comprised of corporate activities and businesses that are no longer in operation, as well as electrolytic manufacturing and marketing operations, all of which are located in the United States.

Segment performance is evaluated based on segment operating profit (loss), which represents the results of segment operations before unallocated costs, such as general corporate expenses not identified to a specific segment, environmental provisions, net of reimbursements, related to sites no longer in operation, interest expense, other income (expense) and income tax expense or benefit.

	Mineral Sands	Pigment	Corporate And Other	Eliminations	Total
Three Months Ended June 30, 2013
Net Sales (1)	$312	$304	$35	$(126)	$525
Income (loss) from operations	68	(56)	(11)	8	9
Interest and debt expense					(35)
Other income					26
Loss from Continuing Operations before Income Taxes					—
Depreciation, Depletion and Amortization	$49	$20	$4	$—	$73
Capital Expenditures	$18	$12	$4	$—	$34
Three Months Ended June 30, 2012
Net Sales (1)	$89	$348	$27	$(35)	$429
Income (loss) from operations	46	37	(76)	15	22
Interest and debt expense					(14)
Other expense					(3)
Gain on bargain purchase					1,055
Income from Continuing Operations before Income Taxes					1,060
Depreciation, Depletion and Amortization	$11	$16	$4	$—	$31
Capital Expenditures	$20	$3	$4	$—	$27
Six Months Ended June 30, 2013
Net Sales (1)	$610	$592	$62	$(269)	$995
Income (loss) from operations	164	(124)	(35)	(15)	(10)
Interest and debt expense					(62)
Loss on extinguishment of debt					(4)
Other expense					32
Income from Continuing Operations before Income Taxes					(44)
Depreciation, Depletion and Amortization	$98	$41	$7	$—	$146
Capital Expenditures	$49	$25	$5	$—	$79
Six Months Ended June 30, 2012
Net Sales (1)	$172	$710	$58	$(77)	$863
Income (loss) from operations	97	146	(104)	(4)	135
Interest and debt expense					(22)
Other expense					(4)
Gain on bargain purchase					1,055
Income from Continuing Operations before Income Taxes					1,164
Depreciation, Depletion and Amortization	$15	$31	$7	$—	$53
Capital Expenditures	$20	$15	$13	$—	$48

(1)	Net sales by geographic region, based on country of production, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
U.S. operations	$216	$229	$403	$459
International operations:
South Africa	144	24	254	24
Australia	113	118	221	243
The Netherlands	52	58	117	137

Total	$525	$429	$995	$863

Total assets by segment were as follows:

	June 30, 2013	December 31, 2012
Mineral Sands	$2,756	$3,164
Pigment	1,823	1,680
Corporate and Other	1,100	725
Eliminations	168	(58)

Total	$5,847	$5,511

Property, plant and equipment, net and mineral leaseholds, net, by geographic region, were as follows:

	June 30, 2013	December 31, 2012
U.S. operations	$200	$196
International operations:
South Africa	1,082	1,263
Australia	1,295	1,348
The Netherlands	53	55

Total	$2,630	$2,862

21. Emergence from Chapter 11

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

On June 13, 2013, the Bankruptcy Court entered a Final Decree and ordered that the bankruptcy cases, other than the adversary proceedings with Anadarko Petroleum Corporation (“Anadarko”), are closed. In May 2009, the Company commenced an adversary proceeding in the Bankruptcy Court against Kerr-McGee and its new parent, Anadarko, related to the 2005 Spin-Off of Tronox (Tronox Inc. v. Anadarko Petroleum Corp. (In re Tronox Inc.), 09-1198, U.S. Bankruptcy Court, Southern District New York (Manhattan)) (the “Anadarko Litigation”). Pursuant the Plan, the Company assigned the rights to any proceeds that may be recovered in the Anadarko Litigation to its creditors.

22. Guarantor Condensed Consolidated Financial Statements

Our obligations under the Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by each current and future U.S. restricted subsidiary, other than excluded subsidiaries that guarantee any indebtedness of Tronox Limited or our restricted subsidiaries. Our subsidiaries that do not guarantee the Senior Notes are referred to as the “Non-Guarantor Subsidiaries.” The Guarantor Condensed Consolidated Financial Data presented below presents the statements of operations, statements of comprehensive income, balance sheets and statements of cash flow data for: (i) Tronox Limited (the “Parent Company”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis (which is derived from Tronox historical reported financial information); (ii) the Parent Company, alone (accounting for our Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on an equity basis under which the investments are recorded by each entity owning a portion of another entity at cost, adjusted for the applicable share of the subsidiary’s cumulative results of operations, capital contributions and distributions, and other equity changes); (iii) the Guarantor Subsidiaries alone; and (iv) the Non-Guarantor Subsidiaries alone.

The guarantor condensed consolidated financial statements are presented on a legal entity basis, not on a business segment basis.

GUARANTOR CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three months ended June 30, 2013

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net Sales	$525	$(101)	$—	$356	$270
Cost of goods sold	475	(104)	—	339	240

Gross Margin	50	3	—	17	30
Selling, general and administrative expenses	41	(1)	4	31	7

Income from Operations	9	4	(4)	(14)	23
Interest and debt expense	(35)	—	137	(161)	(11)
Other income (expense)	26	—	—	13	13
Equity in earnings of subsidiary	—	106	(106)	—	—

Income (Loss) before Income Taxes	—	110	27	(162)	25
Income tax benefit (provision)	(1)	—	(40)	40	(1)

Net Income (Loss)	(1)	110	(13)	(122)	24
Income attributable to noncontrolling interest	12	—	—	12	—

Net Income (Loss) attributable to Tronox Limited	$(13)	$110	$(13)	$(134)	$24

GUARANTOR CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Six months ended June 30, 2013

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net Sales	$995	$(195)	$—	$668	$522
Cost of goods sold	913	(172)	—	642	443

Gross Margin	82	(23)	—	26	79
Selling, general and administrative expenses	92	(2)	9	66	19

Income from Operations	(10)	(21)	(9)	(40)	60
Interest and debt expense	(62)	—	273	(324)	(11)
Loss on extinguishment of debt	(4)	—	—	(3)	(1)
Other income (expense)	32	—	1	11	20
Equity in earnings of subsidiary	—	256	(256)	—	—

Income (Loss) before Income Taxes	(44)	235	9	(356)	68
Income tax benefit (provision)	(2)	—	(78)	91	(15)

Net Income (Loss)	(46)	235	(69)	(265)	53
Income attributable to noncontrolling interest	24	—	—	24	—

Net Income (Loss) attributable to Tronox Limited	$(70)	$235	$(69)	$(289)	$53

GUARANTOR CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three months ended June 30, 2013

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net Income (Loss):
Net Income (Loss)	$(1)	$110	$(13)	$(122)	$24
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(82)	—	—	—	(82)
Amortization of actuarial losses, net of taxes	(1)	—	—	—	(1)

Other comprehensive income (loss)	(83)	—	—	—	(83)

Total comprehensive income (loss)	(84)	110	(13)	(122)	(59)

Comprehensive income (loss) attributable to noncontrolling interest:
Net income	12	—	—	12	—
Foreign currency translation adjustments	(23)	—	—	(23)	—

Comprehensive income (loss) attributable to noncontrolling interest	(11)	—	—	(11)	—

Comprehensive income (loss) attributable to Tronox Limited	$(73)	$110	$(13)	$(111)	$(59)

GUARANTOR CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Six months ended June 30, 2013

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net Income (Loss):
Net Income (Loss)	$(46)	$235	$(69)	$(265)	$53
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(201)	—	—	—	(201)
Amortization of actuarial losses, net of taxes	—	—	—	—	—

Other comprehensive income (loss)	(201)	—	—	—	(201)

Total comprehensive income (loss)	(247)	235	(69)	(265)	(148)

Comprehensive income (loss) attributable to noncontrolling interest:
Net income	24	—	—	24	—
Foreign currency translation adjustments	(51)	—	—	(51)	—

Comprehensive income (loss) attributable to noncontrolling interest	(27)	—	—	(27)	—

Comprehensive income (loss) attributable to Tronox Limited	$(220)	$235	$(69)	$(238)	$(148)

GUARANTOR CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2013

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Assets
Cash and cash equivalents	$1,389	$—	$398	$882	$109
Investment in subsidiaries	—	(1,132)	(878)	1,553	457
Other current assets	1,265	(9,173)	6,285	2,048	2,105
Property, plant and equipment, net	1,309	—	—	729	580
Mineral leaseholds, net	1,321	—	—	766	555
Other assets	563	—	(3)	382	184

Total Assets	$5,847	$(10,305)	$5,802	$6,360	$3,990

Liabilities and Shareholders’ Equity
Current liabilities	$336	$(1,155)	$473	$842	$176
Long-term debt	2,390	—	—	901	1,489
Other long-term liabilities	531	(7,947)	933	7,136	409

Total Liabilities	3,257	(9,102)	1,406	8,879	2,074
Total Shareholders’ Equity	2,590	(1,203)	4,396	(2,519)	1,916

Total Liabilities and Equity	$5,847	$(10,305)	$5,802	$6,360	$3,990

GUARANTOR CONDENSED CONSOLIDATED BALANCE SHEETS

As of December 31, 2012

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Assets
Cash and cash equivalents	$716	$—	$533	$82	$101
Investment in subsidiaries	—	(1,595)	(622)	1,760	457
Other current assets	1,457	(8,300)	6,047	2,181	1,529
Property, plant and equipment, net	1,423	—	—	747	676
Mineral leaseholds, net	1,439	—	—	796	643
Other assets	476	—	(3)	401	78

Total Assets	$5,511	$(9,895)	$5,955	$5,967	$3,484

Liabilities and Shareholders’ Equity
Current liabilities	$467	$(539)	$560	$133	$313
Long-term debt	1,605	—	—	902	703
Other long-term liabilities	557	(7,709)	882	6,978	406

Total Liabilities	2,629	(8,248)	1,442	8,013	1,422
Total Shareholders’ Equity	2,882	(1,647)	4,513	(2,046)	2,062

Total Liabilities and Equity	$5,511	$(9,895)	$5,955	$5,967	$3,484

GUARANTOR CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended June 30, 2013

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Cash Flows from Operating Activities
Net income (loss)	$(46)	$235	$(70)	$(265)	$54
Other	125	(235)	(9)	1,094	(725)

Cash provided by (used in) operating activities	79	—	(79)	829	(671)

Cash Flows from Investing Activities:
Capital expenditures	(79)	—	—	(31)	(48)

Cash used in investing activities	(79)	—	—	(31)	(48)

Cash Flows from Financing Activities
Repayments of debt	(180)	—	—	(1)	(179)
Proceeds from borrowings	945	—	—	—	945
Debt issuance costs	(28)	—	—	—	(28)
Dividends paid	(57)	—	(57)	—	—
Proceeds from the conversion of warrants	1	—	1	—	—

Cash provided by (used in) financing activities	681	—	(56)	(1)	738

Effects of Exchange Rate Changes on Cash and Cash Equivalents	(8)	—	—	—	(8)

Net Increase (Decrease) in Cash and Cash Equivalents	673	—	(135)	797	11
Cash and Cash Equivalents at Beginning of Period	716	—	533	85	98

Cash and Cash Equivalents at End of Period	$1,389	$—	$398	$882	$109

GUARANTOR CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three months ended June 30, 2012

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net Sales	$429	$(33)	$—	$363	$99
Cost of goods sold	304	(42)	—	266	80

Gross Margin	125	9	—	97	19
Selling, general and administrative expenses	103	(1)	38	58	8

Income from Operations	22	10	(38)	39	11
Interest and debt expense	(14)	—	24	(36)	(2)
Other income (expense)	(3)	1	—	49	(53)
Gain on bargain purchase	1,055	—	1,055	—	—
Equity in earnings of subsidiary	—	1,026	(991)	(35)	—

Income (Loss) before Income Taxes	1,060	1,037	50	17	(44)
Income tax benefit (provision)	84	—	4	59	21

Net Income (Loss)	1,144	1,037	54	76	(23)
Income attributable to noncontrolling interest	—	—	—	—	—

Net Income (Loss) attributable to Tronox Limited	$1,144	$1,037	$54	$76	$(23)

GUARANTOR CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Six months ended June 30, 2012

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net Sales	$863	$(51)	$—	$727	$187
Cost of goods sold	581	(55)	—	499	137

Gross Margin	282	4	—	228	50
Selling, general and administrative expenses	147	(2)	38	99	12

Income from Operations	135	6	(38)	129	38
Interest and debt expense	(22)	—	24	(41)	(5)
Other income (expense)	(4)	38	—	14	(56)
Gain on bargain purchase	1,055	—	1,055	—	—
Equity in earnings of subsidiary	—	989	(991)	2	—

Income (Loss) before Income Taxes	1,164	1,033	50	104	(23)
Income tax benefit (provision)	66	—	4	59	3

Net Income (Loss)	1,230	1,033	54	163	(20)
Income attributable to noncontrolling interest	—	—	—	—	—

Net Income (Loss) attributable to Tronox Limited	$1,230	$1,033	$54	$163	$(20)

GUARANTOR CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three months ended June 30, 2012

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net Income (Loss):
Net Income (Loss)	$1,144	$1,037	$54	$76	$(23)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	26	—	—	1	25
Retirement and postretirement plans adjustments, net of tax	—	—	—	(17)	17
Deferred Tax	—	—	—	(3)	3

Other comprehensive income (loss)	26	—	—	(19)	45

Total comprehensive income	1,170	1,037	54	57	22

Comprehensive income attributable to noncontrolling interest:
Foreign currency translation adjustments	10	—	—	10	—

Comprehensive income attributable to noncontrolling interest	10	—	—	10	—

Comprehensive income attributable to Tronox Limited	$1,160	$1,037	$54	$47	$22

GUARANTOR CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Six months ended June 30, 2012

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net Income (Loss):
Net Income (Loss)	$1,230	$1,033	$54	$163	$(20)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	33	20	—	(1)	14
Retirement and postretirement plans adjustments, net of tax	—	—	—	(20)	20
Deferred Tax	—	—	—	(3)	3

Other comprehensive income (loss)	33	20	—	(24)	37

Total comprehensive income	1,263	1,053	54	139	17

Comprehensive income attributable to noncontrolling interest:
Foreign currency translation adjustments	10	—	—	10	—

Comprehensive income attributable to noncontrolling interest	10	—	—	10	—

Comprehensive income attributable to Tronox Limited	$1,253	$1,053	$54	$129	$17

GUARANTOR CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended June 30, 2012

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Cash Flows from Operating Activities
Net income (loss)	$1,230	$1,033	$54	$163	$(20)
Gain on bargain purchase	(1,055)	—	(1,055)	—	—
Other	(222)	(1,033)	1,082	333	(604)

Cash provided by (used in) operating activities	(47)	—	81	496	(624)

Cash Flows from Investing Activities:
Capital expenditures	(48)	—	—	(40)	(8)
Cash pain the acquisition of mineral sands business	(1)	—	(1)	—	—
Cash received in acquisition of mineral sands business	115	—	115	—	—

Cash provided by (used in) investing activities	66	—	114	(40)	(8)

Cash Flows from Financing Activities
Reductions of debt	(554)	—	—	(421)	(133)
Proceeds from borrowings	777	—	—	—	777
Debt issuance costs	(20)	—	—	—	(20)
Merger consideration	(193)	—	(193)	—	—
Class A ordinary share repurchases	(2)	—	(2)	—	—

Cash provided by (used in) financing activities	8	—	(195)	(421)	624

Effects of Exchange Rate Changes on Cash and Cash Equivalents	5	—	—	1	4

Net Increase (Decrease) in Cash and Cash Equivalents	32	—	—	36	(4)
Cash and Cash Equivalents at Beginning of Period	154	—	—	107	47

Cash and Cash Equivalents at End of Period	$186	$—	$—	$143	$43

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

The Mineral Sands segment includes the exploration, mining and beneficiation of mineral sands deposits. These operations produce titanium feedstock, including chloride slag, slag fines and rutile, as well as zircon and pig iron. Titanium feedstock is used primarily to manufacture TiO2. Zircon is a mineral which is primarily used as an opacifier in ceramic glazes for tiles, plates, dishes and industrial products.

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

Recent Developments

Dividends Declared — On August 6, 2013, the Board declared a quarterly dividend of $0.25 per share to holders of our Class A Shares and Class B Shares at the close of business on August 19, 2013, totaling $29 million, which will be paid on September 4, 2013. On May 7, 2013, the Board declared a quarterly dividend of $0.25 per share which was paid on May 28, 2013 to holders of Class A Shares and Class B Shares at close of business on May 20, 2013. On February 19, 2013, the Board declared a quarterly dividend of $0.25 per share which was paid on March 20, 2013 to holders of our Class A Shares and Class B Shares at close of business on March 6, 2013. During the six months ended June 30, 2013, the Company paid dividends of $57 million. See Note 14 of Notes to unaudited Condensed Consolidated Financial Statements.

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

Vertical Integration — Our integration plan is on track to more fully demonstrate the material cost advantages it gives us. The vertical integration of titanium feedstock and TiO2 production provides us with a secure and cost competitive supply of high grade titanium feedstock over the long term. Our ability to supply all of the feedstock that our pigment operations require enables us to balance our consumption and sales in ways that we believe our competitors cannot. Beginning with the first quarter of 2013, titanium feedstock sold internally to the pigment segment increased. As a result, during the first quarter of 2013, we cancelled, at our option and without penalty, contracts with two external ore suppliers.

Mineral Sands — Titanium feedstock selling prices declined slightly during the first quarter of 2013; however, there was higher priced tonnage that was shipped in the first quarter that had been scheduled to ship in the fourth quarter of 2012, and which was priced at higher prices. While both rutile and zircon pricing declined, volumes for rutile remained subdued and zircon volumes showed a marked increase.

Pigment — During the second quarter of 2013, we saw an increase of TiO2 sales volumes from the first quarter of 2013 in all three major regions; however we saw a decrease in selling prices. Prices decreased slightly in the second quarter as inventory levels continue to decline. On May 30, 2013, we announced price increases for all of our titanium dioxide grades. We cannot predict whether, or to what effect, such proposed price increases will be implemented.

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

Seasonality — The demand for TiO2 during a given year is subject to seasonal fluctuations. Because TiO2 is widely used in paint and other coatings, titanium feedstocks are in higher demand prior to the painting season (spring and summer in the Northern Hemisphere), and pig iron is in lower demand during the European summer holidays, when many steel plants and foundries undergo maintenance. Zircon generally is a non-seasonal product but is negatively impacted by the Chinese winter and New Year celebrations due to reduced zircon demand from China.

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

For the three and six months ended June 30, 2013, the U.S. dollar strengthened approximately 6% and 14%, respectively, against the South African Rand.

Environmental — We currently report and manage greenhouse gas (“GHG”) emissions as required by law for sites located in areas (European Union/Australia) requiring such managing and reporting. While the United States has not adopted any federal climate change legislation, the Environmental Protection Agency (the “EPA”) has introduced some GHG programs. For example, under the EPA’s GHG “Tailoring Rule,” expansions or new construction could be subject to the Clean Air Act’s Prevention of Significant Deterioration (“PSD”) requirements. Some of our facilities are currently subject to GHG emissions monitoring and reporting. Changes or additional requirements due to GHG regulations could impact our capital and operating costs. However, it is not possible at the present time to estimate any financial impacts to these U.S. operating sites. Also, some in the scientific community believe that increasing concentrations of GHGs in the atmosphere may result in climatic changes. Depending on the severity of climatic changes, our operations could be adversely affected. The Western Australian operations are subject to a new Australian carbon tax law that went into effect in July 2012, resulting in an approximate $7 million impact annually.

Political and social unrest in South Africa — South Africa has been experiencing political and social unrest in several mining industries. Changes to or instability in the economic or political environment in South Africa especially if such changes create political instability, actual or potential shortages of production materials or labor unrest, could result in production delays and production shortfalls and materially impact our production and results of operations. We negotiate new labor contracts with the unions in South Africa annually. These have been successfully concluded for the period up to June 2014. We value our relations with our employees and their representatives, and consider them to be stable.

Consolidated Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Variance	2013	2012	Variance
Net Sales	$525	$429	$96	$995	$863	$132
Cost of goods sold	475	304	171	913	581	332

Gross Margin	50	125	(75)	82	282	(200)
Selling, general and administrative expenses	41	103	(62)	92	147	(55)

Income (Loss) from Operations	9	22	(13)	(10)	135	(145)
Interest and debt expense	(35)	(14)	(21)	(62)	(22)	(40)
Loss on extinguishment of debt	—	—	—	(4)	—	(4)
Other income (expense)	26	(3)	29	32	(4)	36
Gain on bargain purchase	—	1,055	(1,055)	—	1,055	(1,055)

Income (Loss) before Income Taxes	—	1,060	(1,060)	(44)	1,164	(1,208)
Income tax provision	(1)	84	(85)	(2)	66	(68)

Net (Loss) Income	(1)	1,144	(1,145)	(46)	1,230	(1,276)
Income attributable to noncontrolling interest	12	—	12	24	—	24

Net (Loss) Income attributable to Tronox Limited	$(13)	$1,144	$(1,157)	$(70)	$1,230	$(1,300)

Net sales for the second quarter of 2013 and six months ended June 30, 2013 increased 22% and 15%, respectively. The increase in net sales for 2013 reflects the impact of the acquired businesses and higher volumes across all business units, partially offset by lower selling prices. The acquired businesses contributed $300 million to net consolidated net sales during the six months ended June 30, 2013 compared to $26 million during the same period in 2012. Higher volumes in the pigment business primarily reflect an increase in shipments to the Asia-Pacific and European regions, while Mineral Sands volumes grew due to stronger sales of zircon. Lower prices primarily resulted from softening market demand in the pigment business in late 2011 and early 2012, which accelerated in the latter half of 2012. The impact of foreign currency exchange rates decreased net sales by $4 million during the second quarter of 2013 and $3 million during the six months ended June 30, 2013 as compared to 2012.

Cost of goods sold for the second quarter of 2013 and six months ended June 30, 2013 increased 56% and 57%, respectively. The increase principally reflects the inclusion of the acquired business, higher pigment production costs, primarily for raw materials and chemical products, higher per unit costs due to lower capacity utilization during 2013, and an increase in sales volumes. For the three months ended June 30, 2013 and 2012, cost of goods sold includes $(2) million and $21 million, respectively, of net non-cash amortization of inventory step-up and unfavorable ore sales contracts as a result of our purchase price allocation. For the six months ended June 30, 2013 and 2012, cost of goods sold includes $6 million and $21 million, respectively, of net non-cash amortization of inventory step-up and unfavorable ore sales contracts as a result of purchase price allocation.

Our gross margin decreased $75 million during the second quarter of 2013 to 10% of net sales as compared to 29% of net sales in the second quarter of 2012. For the six months ended June 30, 2013, gross margin decreased $200 million to 8% of net sales as compared to 33% of net sales in the same period during 2012. The decrease was principally due to higher feedstock and plant utilization costs and lower selling prices in the pigment business. For the three months ended June 30, 2013 and 2012, net noncash depreciation, depletion and amortization of $31 million and $5 million, respectively, as a result of purchase accounting impacted the gross margin by 6% and 1%, respectively. For the six months ended June 30, 2013 and 2012, net noncash depreciation and amortization of $64 million and $5 million, respectively, as a result of purchase accounting impacted the gross margin by 6% and 1%, respectively.

Selling, general and administrative expenses for the three and six months ended June 30, 2013 decreased 60% and 37%, respectively. During the second quarter of 2013, the acquired business contributed approximately $3 million of our total selling, general and administrative costs compared to $1 million during the same period in 2012. The remaining net decrease during the quarter ended June 30, 2013 compared to the three months ended June 30, 2012 is primarily due to one-time costs incurred in connection with the acquisition of the Mineral Sands business of approximately $69 million, comprised mainly of transfer taxes, one-time share-based compensation awards and transaction costs. During the six months ended June 30, 2013, the acquired business contributed approximately $8 million of our total selling, general and administrative costs compared to $1 million during the same period in 2012. The remaining net decrease during 2013 compared to 2012 is primarily due to one-time costs incurred in connection with the the acquisition of Mineral Sands business of approximately $82 million, comprised mostly of transfer taxes and share-based compensation awards.

Interest and debt expense for the second quarter of 2013 and six months ended June 30, 2013 increased over 100%. The increase is primarily attributable to interest expense on the $900 million senior notes due 2020 (the “Senior Notes”) of $15 million during the second quarter of 2013 and $29 million for the six months ended June 30, 2013, as well as the amortization of debt issuance costs associated with the Senior Notes.

Other income (expense) increased primarily due to the impact of foreign currency exchange rates. During the three and six months ended June 30, 2013, we experienced net foreign currency gains of $25 million and $31 million, respectively, principally due to a strengthening U.S. dollar as compared to the South African Rand and Australian dollar. During the three and six months ended June 30, 2012, we experienced net foreign currency losses of $3 million and $5 million, respectively.

In February 2013, we repaid the outstanding principal balance of $149 million at par, plus interest, related to the $150 million Senior Secured Delayed Draw Term Loan. In accordance with ASC 470, Debt, we accounted for such repayment as an extinguishment of debt. As such, for the six months ended June 30, 2013, we recognized a loss on the early extinguishment of debt of $4 million related to the allocated portion of the unamortized original issue discount and debt issuance costs.

The effective tax rates for the three months and the six months ended June 30, 2013, differ from the Australian statutory rate of 30% primarily due to withholding tax accruals, valuation allowances in the United States, and income in foreign jurisdictions taxed at rates different than 30%.

The negative effective tax rates for the three months and the six months ended June 30, 2012, differ from the U.S. statutory rate of 35% primarily as a consequence of the Company re-domiciling in Australia. Because the Australian tax laws provide for a resetting of the tax basis of the business assets to market value, the Company recorded a tax benefit related to this market value basis adjustment. The overall tax benefit from this basis adjustment was partially offset by a valuation allowance established for the portion of the tax benefit which the Company believes will not be realized. Because this basis change did not pertain to an entity acquired in the Transaction, this net tax benefit was recorded through tax expense and did not impact the Company’s gain on bargain purchase.

Operations Review of Segment Revenue and Profit

Net Sales

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Variance	2013	2012	Variance
Mineral Sands segment	$312	$89	$223	$610	$172	$438
Pigment segment	304	348	(44)	592	710	(118)
Corporate and other	35	27	8	62	58	4
Eliminations	(126)	(35)	(91)	(269)	(77)	(192)

Net Sales	$525	$429	$96	$995	$863	$132

Mineral Sands segment

Net sales increased $223 million during the second quarter of 2013 as compared to the second quarter of 2012, and $438 million during the six months ended June 30, 2013 as compared to the same period in 2012. The increase is primarily attributable to the acquired business which, on a segment basis, contributed $255 million and $496 million for the three and six months ended June 30, 2013, respectively compared to $35 million and $35 million, respectively, for the three and six months ended June 30, 2012. The remaining increase for the three months ended June 30, 2013 was primarily comprised of an increase in volumes of $51 million offset by a $44 million decrease in selling prices. The remaining decrease for the six months was principally due to lower selling prices of $75 million, offset by a $56 million increase due to sales volumes. Minerals Sands selling prices declined principally due to a depressed zircon market. Minerals sales volumes were higher primarily due to higher zircon volumes and to increased shipments of synthetic rutile to our pigments business, as we achieve full internal sourcing. For the three and six months ended June 30, 2013, the effect of changes in foreign currency negatively impacted mineral sands net sales by $4 million and $4 million, respectively.

Pigment segment

Pigment segment net sales decreased $44 million, or 13% during the second quarter of 2013 as compared to the second quarter of 2012, and $118 million, or 17% during the six months ended June 30, 2013 as compared to the same period in 2012. The decrease is primarily due to a decrease in selling prices of $97 million, offset by higher volumes of $52 million in the second quarter of 2013 compared to the second quarter of 2012, and a decrease in selling prices of $187 million, offset by higher volumes of $68 million in the six months ended June 30, 2013 compared to the same period in 2012. The volume impact reflects increased shipments to the European and Asia-Pacific regions. For the three and six months ended June 30, 2013, the effect of changes in foreign currency positively impacted pigment net sales by less than $1 million and $1 million, respectively.

Corporate and other

Net sales increased $8 million, or 30% during the second quarter of 2013 as compared to the second quarter of 2012, and $4 million, or 7% during the six months ended June 30, 2013 as compared to the same period in 2012. Corporate and other includes our electrolytic manufacturing business. The increase to electrolytic and other chemical products net sales was primarily due to increased volumes of electrolytic manganese dioxide (“EMD”) and sodium chlorate (principally in the second quarter).

Income from Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Variance	2013	2012	Variance
Mineral Sands segment	$68	$46	$22	$164	$97	$67
Pigment segment	(56)	37	(93)	(124)	146	(270)
Corporate and other	(11)	(76)	65	(35)	(104)	69
Eliminations	8	15	(7)	(15)	(4)	(11)

Income (loss) from operations	9	22	(13)	(10)	135	(145)
Interest and debt expense	(35)	(14)	(21)	(62)	(22)	(40)
Loss on extinguishment of debt	—	—	—	(4)	—	(4)
Other income (expense)	26	(3)	29	32	(4)	36
Gain on bargain purchase	—	1,055	(1,055)	—	1,055	(1,055)

Income (loss) from operations before taxes	—	1,060	(1,060)	(44)	1,164	(1,208)
Income tax provision	(1)	84	(85)	(2)	66	(68)

Net income (loss)	$(1)	$1,144	$(1,145)	$(46)	$1,230	$(1,276)

Mineral Sands segment

During the three and six months ended June 30, 2013, income from operations increased $22 million and $67 million, respectively, compared to the same periods during 2012. For the three and six months ended June 30, 2013, the acquired businesses contributed $50 million and $124 million, respectively, to segment income from operations compared to less than $1 million and $1 million, respectively, for the three and six months ended June 30, 2012. The remaining decrease of $27 million during the second quarter of 2013 is primarily attributable to a $44 million decrease in selling prices and slightly higher unit costs of $5 million, offset by higher volumes of $20 million, while the remaining decrease of $56 million during the six months ended June 30, 2013 is primarily attributable to a $75 million decrease in selling prices and slightly higher unit costs of $4 million, offset by higher volumes of $22 million. Cost of goods sold in the Mineral Sands segment in the three and six months ended June 30, 2013, includes net noncash charges of $(2) million and $6 million, respectively, related to purchase accounting adjustments for inventory step-up and unfavorable contract amortization.

Pigment segment

Income from operations decreased $93 million during the second quarter of 2013 and $270 million during the six months ended June 30, 2013, which was primarily driven by lower selling prices of $97 million, offset by higher volumes of $7 million during the second quarter of 2013. During the six months ended June 30, 2013, lower selling prices of $187 million, and higher costs, principally for feedstock ores and other chemicals, of $68 million, were only partially offset by higher volumes of $12 million.

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

•	Provide useful information in understanding and evaluating our operating results and comparing financial results across periods;

•	Provide an normalized view of our operating performance by excluding items that are either non-cash or non-recurring in nature;

•	Enable investors to assess our compliance with financial covenants under our debt instruments; and

•	Adjusted EBITDA is one of the primary measures management uses for planning and budgeting processes and to monitor and evaluate financial and operating results.

The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$(1)	$1,144	$(46)	$1,230
Interest and debt expense, net of interest income	34	14	60	22
Income tax provision (benefit)	1	(84)	2	(66)
Depreciation and amortization expense	73	31	146	53

EBITDA	107	1,105	162	1,239
Loss on extinguishment of debt	—	—	4	—
Share-based compensation	6	20	11	27
Amortization of inventory step-up and unfavorable ore sales contracts from purchase price allocation, net	(2)	21	6	21
Gain on bargain purchase	—	(1,055)	—	(1,055)
Foreign currency remeasurement	(13)	2	(19)	1
Transaction related costs	—	50	—	59
Other items(a)	3	4	10	6

Adjusted EBITDA	$101	$147	$174	$298

(a)	Includes noncash pension and postretirement costs, accretion expense, severance expense, and other non-recurring items.

Financial Condition and Liquidity

The following table provides information for the analysis of our historical financial condition and liquidity:

	June 30,	December 31,
	2013	2012
Cash and cash equivalents	$1,389	$716
Working capital (1)	$2,318	$1,706
Net debt (2)	$1,019	$929
Total assets	$5,847	$5,511
Total long-term debt	$2,408	$1,615

(1)	Represents excess of current assets over current liabilities.
(2)	Represents excess of debt over cash and cash equivalents.

As of June 30, 2013, our total liquidity was $1,756 million, which was comprised of $275 million available under the $300 million UBS Revolver (as defined below), $92 million available under the ABSA Revolver (as defined below) and $1,389 million in cash and cash equivalents. As of June 30, 2013, we had a $25 million of letter of credit issued against the UBS Revolver. In 2013, cash and cash equivalents increased $673 million, reflecting the refinancing of the $550 million Senior Secured Term Loan (the “Senior Secured Term Loan”) with a $1.5 billion Term Loan partially offset by cash used to repay the $150 million Senior Secured Delayed Draw Term Loan and the fees associated with the refinancing, as well as cash used in operations.

At June 30, 2013, we held $1,389 million in cash and cash equivalents in the respective jurisdictions: $747 million in Europe, $491 million in Australia, $55 million in the United States, and $96 million in South Africa. Our credit facilities limit transfers of funds from subsidiaries in the United States to certain foreign subsidiaries. Foreign subsidiaries do not have limits on transferring funds to the United States or between themselves. We have in place intercompany financing agreements that enable the movement of cash to the United States, if needed.

The use of our cash will include servicing our interest and debt repayment obligations, making pension contributions and funding certain capital expenditures for innovative initiatives, productivity enhancements and maintenance and safety requirements.

Capital Resources

Short-Term Debt

We have a $300 million global senior secured asset-based syndicated revolving credit agreement with UBS AG (the “UBS Revolver”) and a R900 million (approximately $92 million as of June 30, 2013) revolving credit facility with ABSA Bank Limited acting through its ABSA Capital Division (the “ABSA Revolver”). At June 30, 2013, we had not drawn on either revolver. At June 30, 2013, we had outstanding letters of credit, bank guarantees and performance bonds of approximately $45 million, of which $25 million in letters of credit were issued under the UBS Revolver and $17 million were bank guarantees issued by ABSA.

See Note 11 of Notes to unaudited Condensed Consolidated Financial Statements for additional information related to our short-term and long-term debt.

Debt Covenants

At June 30, 2013, we were in compliance with our debt covenants. See Note 11 of Notes to unaudited Condensed Consolidated Financial Statements for additional information related to our debt covenants.

Cash Flows

The following table presents cash flow for the periods indicated:

	Six Months Ended June 30,
	June 30, 2013	June 30, 2012
Cash provided by (used in) operating activities	$79	$(47)
Cash provided by (used in) investing activities	(79)	66
Cash provided by financing activities	681	8
Effects of exchange rate changes on cash and cash equivalents	(8)	5

Net increase in cash and cash equivalents	$673	$32

Cash Flows from Operating Activities — Cash flows from operating activities for 2013 were a source of funds of $79 million compared to a use of funds of $47 million in 2012. The use of funds during 2013 was primarily attributable to cash used in operations, as well as increased accounts receivable, which was offset by a decrease in inventories.

Cash Flows from Investing Activities — Net cash provided by investing activities during 2013 reflects $79 million of capital expenditures. Capital expenditures for 2013 are expected to be in the range of $175 million to $235 million.

Cash Flows from Financing Activities — Net cash provided by financing activities during 2013 of $681 million was comprised of the following:

Cash inflows:

•	Refinancing of the Senior Secured Term Loan with the Term Loan resulting in a cash inflow of $945 million.

Cash outflows:

•	Repayment of the Senior Secured Delayed Draw Term Loan of $149 million;

•	Payment of debt issuance costs associated with the refinancing of the Senior Secured Term Loan with the Term Loan of $28 million,

•	Repayment of the ABSA Revolver of $29 million;

•	Repayment of other debt of $2 million; and

•	Dividends paid of $57 million.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of June 30, 2013:

	Contractual Obligation Payments Due by Year
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt and lease financing (including interest) (1)	$3,304	$146	$289	$281	$2,588
Purchase obligations (2)	347	113	94	44	96
Operating leases	241	27	51	41	122

Total	$3,892	$286	$434	$366	$2,806

(1)	During 2013, we repaid the Senior Secured Delayed Draw and modified the Senior Secured Term Loan with a $1.5 billion Term Loan. We calculated the Term Loan interest at a base rate of 1% plus a margin of 3.5%. See Note 11 of Notes to unaudited Condensed Consolidated Financial Statements.
(2)	Includes obligations to purchase requirements of process chemicals, supplies, utilities and services. During 2013, the Company terminated ore contracts with two suppliers.

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

Credit Risk

A significant portion of our liquidity is concentrated in trade accounts receivable that arise from sales of TiO2 and titanium feedstock to customers in the TiO2 industry. The industry concentration has the potential to impact the Company’s overall exposure to credit risk, either positively or negatively, in that its customers may be similarly affected by changes in economic, industry or other conditions. The Company performs ongoing credit evaluations of its customers, and uses credit risk insurance policies from time to time as deemed appropriate to mitigate credit risk but generally does not require collateral. The Company maintains allowances for potential credit losses based on historical experience. For the period ended June 30, 2013, the Company’s ten largest TiO2 customers represented approximately 45% of its total TiO2 net sales; however, no single customer accounted for more than 10% of total net sales.

Interest Rate Risk

Our exposure to interest rate risk is minimized by the fact that our $1.5 billion of floating rate debt includes a Libor floor of 1%. As such, Libor would need to increase from the rate in effect at June 30, 2013 to greater than 1% before our borrowing rate would increase. Using a sensitivity analysis as of June 30, 2013, a hypothetical 1% increase in interest rates would result in an increase to pre-tax income of approximately $10 million on an annualized basis. This is due to the fact that earnings on our floating rate financial assets of $1.4 billion at June 30, 2013 would increase by the full 1% while the interest expense on our floating rate debt would increase by less than the full 1%.

Foreign Exchange Risk

The Company manufactures and markets its products in a number of countries throughout the world and, as a result, is exposed to changes in foreign currency exchange rates, particularly in Australia, South Africa and the Netherlands. Costs in Australia and South Africa are incurred, primarily, in local currencies other than the U.S. dollar. In Australia and South Africa, the majority of our revenues are in U.S. dollars. In Europe, however, a majority of our revenues and costs are in the local currency creating a partial natural hedge. This leaves the Company exposed to movements in the Australian dollar and South African Rand versus the U.S. dollar. In order to manage this risk, we have from time to time entered into forward contracts to buy and sell foreign currencies as “economic hedges” for these foreign currency transactions. As of June 30, 2013, we did not have any forward contracts in place.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures

As of June 30, 2013, our management, including our Chief Executive Officer and principal financial officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Report.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the second quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Western Australia Office of State Revenue (the “OSR”) continues to review their technical position on the imposition of stamp duty on the transfer of Tronox Incorporated’s shares related to Kerr-McGee’s restructuring in 2002 and from the share transfer related to the spinoff of Tronox Incorporated from Kerr-McGee in 2005. On October 20, 2012, the OSR rendered its assessment of $5 million, comprised of a primary stamp duty liability of $3 million and penalty tax of $2 million. The Company had accrued $3 million at December 31, 2012, which was recorded in “Trade and other payables” in the unaudited Condensed Consolidated Balance Sheets. As required by law, the Company paid the entire amount of the assessment in January 2013; however it has submitted an objection to the interest penalty, setting out the reasons that the Commissioner of State Revenue has erred in the imposition of the interest penalty. The Company expects to resolve the matter by the end of 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.

31.1*	Rule 13a-14(a) Certification of Thomas Casey.

31.2*	Rule 13a-14(a) Certification of Kevin V. Mahoney.

32.1*	Section 1350 Certification for Thomas Casey.

32.2*	Section 1350 Certification for Kevin V. Mahoney.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Each document marked with an asterisk is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2013

TRONOX LIMITED

By:	/s/ Thomas Casey
Name:	Thomas Casey
Title:	Chairman of the Board and Chief Executive Officer

By:	/s/ Kevin V. Mahoney
Name:	Kevin V. Mahoney
Title:	Vice President - Corporate Controller (Principal Financial Officer)