Form 10-K/A
period 2012-12-31
Tronox Ltd
filed 2013-08-19
CIK 1530804

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

EXPLANATORY NOTE

The registrant is filing this Amendment No. 2 to Annual Report on Form 10-K, or this Amendment, to amend the Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (Commission File Number 001-35573), or the Form 10-K, as filed by the registrant with the Securities and Exchange Commission, or the SEC, on August 1, 2013. The purpose of this Amendment is to (a) amend and restate Item 2 Property. to include in “Reporting of Ore Reserves and Mineral Resources” a table reflecting Tronox in-place reserves as of December 31, 2012 and (b) amend Item 9A. Controls and Procedures for the purpose of adding a conclusion sentence. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

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

At December 31, 2012, our HM reserves were as follows:

Operation	Operating Unit Tronox %(1)	Location	Status	Reserves Category Proven or Probable	HM (Ore) Reserves (In million tonnes)	Grade (% THM)	Total HM (In thousand tonnes)	VHM (In thousand tonnes)	Total HM 2012-2011 (In thousand tonnes)
NAMAKWA SANDS	Mineral Sands (Pty) Ltd (74%)	Western Cape, South Africa	2 Open Cut mines	Proven	272	9.7%	26,374	13,405
				Probable	160	7.1%	11,429	5,899

				Total Namakwa	432	8.8%	37,804	19,269	8,753

Hillendale	KZN Sands (74%)	KwaZulu-Natal, South Africa	Open Cut Hydraulic mine	Proven	3	5.0%	144	103
				Probable	—		—	—

				Total	3	5.0%	144	103

Fairbreeze	KZN Sands (74%)	KwaZulu-Natal, South Africa	Open Cut hydraulic mine under construction	Proved	114	7.7%	8,840	6,756
				Probable	26	5.0%	1,274	877

				Total	140	7.2%	10,115	7,633

KZN SANDS	Tronox 74%	Republic of South Africa		Proved	117	7.7%	8,984	6,858
				Probable	26	5.0%	1,274	877

				Total KZN	143	7.2%	10,258	7,735	2,462

Cooljarloo	Western Australia (100%)	Western Australia	Dredge Mine and Open Cut Mine	Proved	171	2.1%	3,620	2,796
				Probable	58	2.1%	1,234	1,008

				Total	229	2.1%	4,854	3,804	(929)

Dongara	Western Australia (100%)	Western Australia	Future Dry and/or Dredge Mine	Proved	65	5.1%	3,324	2,291
				Probable	—		—	—

				Total	65	5.1%	3,324	2,291	1,170

Jurien	Western Australia (100%)	Western Australia	Future mine	Proved	—
				Probable	16	7.9%	1,240	906

				Total	16	7.9%	1,240	906	—

WESTERN AUSTRALIA (WA)	Western Australia (100%)	Western Australia		Proved	236		6,944	5,087
				Probable	73		2,474	1,914

				Total WA	309		9,418	7,001	241

TOTAL PROVEN + PROBABLE RESERVES(2)					884		57,500	34,000	11,456

(1)	In connection with the Transaction, Exxaro retained an approximate 26% ownership in the South African operations that are port of the mineral sands business in order to comply with the Black Economic Empowerment legislation in South Africa. Additionally, in connection with the Transaction, the Company owns 100% of the operations formerly operated by the Tiwest joint venture.

The following table reflects HM reserves combined under Tronox Limited for the years ended December 31, 2012, 2011 and 2010, and reflects both 100% of all HM reserves as well as the HM reserves directly attributable to Tronox (100% of the Australian reserves plus 74% of South African reserves).

Heavy Mineral Reserves (in thousands tonnes)	2012	2011	2010
Namakwa Sands	37,800	39,300	61,700
KZN Sands	10,300	10,500	10,800

South Africa	48,100	49,800	72,500

Cooljarloo	4,900	5,800	3,100
Dongara	3,300	2,200	2,200
Jurien	1,200	1,200	1,200

Australia	9,400	9,200	6,500

TOTAL (100%)	57,500	59,000	79,000
TOTAL ATTRIBUTABLE (74% RSA)	45,000	46,000	60,100

The following table summarizes the proven and probable valuable heavy mineral composition of the total heavy minerals as of December 31, 2012:

	Total Ore Reserves (Mt)	Reserves % THM	Total In- place THM (Kt)	Reserves % VHM	VHM (Kt)	ILMENITE %	RUTILE %	LEUCOX -ENE %	ZIRCON %
Namakwa, Western Cape, RSA	432.2	8.8%	37,804	4.5%	19,269	34	2.5	5.4	9.0
Hillendale, KwaZulu-Natal, RSA	2.9	5.0%	144	3.6%	103	59	3.8	2.0	6.8
Fairbreeze, KwaZulu-Natal, RSA	139.6	7.2%	10,115	5.5%	7,633	62	3.4	1.7	8.4
Cooljarloo, Western Australia	228.7	2.1%	4,854	1.7%	3,804	61	5.0	2.8	9.7
Dongara, Western Australia	64.6	5.1%	3,324	3.5%	2,291	49	6.1	2.8	11.2
Jurien, Western Australia	15.7	7.9%	1,240	5.8%	906	54	6.8	2.3	10.0
Total Ore Reserves (Mt), THM (Kt) and VHM (Kt)	883.7		57,479		34,006

Notations:

All reserves are reported at 100% without respect to Tronox share of South African reserves

Total Reserves (ROM) includes Proven and Probable Reserves in Mt (million metric tonnes)

THM = Total Heavy Minerals of approx density 2.96 gm/cm3 or greater. Kt = kilotons (000’s metric tonnes)

VHM = Valuable Heavy Minerals: ilmenite (TiFeO3), leucoxene (TiFe1-xO3), rutile (TiO2) and zircon (ZrSiO4). Kt = kilotons (000’s metric tonnes)

Reserve percentages of ilmenite, rutile, leucoxene and zircon are in-place, calculated as % of THM assemblage

Tronox’s mining operations and mineral resource specialists determine ore reserves from the Company’s inventory of mineralized material by applying realistically-assumed geological, mining, metallurgical, environmental, infrastructure, legal, marketing, social, and governmental factors to life-of-mine and economic models. Those and all other applicable modifying factors were considered in sufficient detail to demonstrate that extraction is economically viable as of December 31, 2012.

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

We evaluate the effectiveness of our disclosure controls and procedures on at least a quarterly basis. A number of key components in our internal control system assist us in these evaluations. Since the company’s inception, we have had a disclosure committee. The committee meets regularly and includes input from our senior management, general counsel, and internal audit staff. This committee is charged with considering and evaluating the materiality of information and reviewing the company’s disclosure obligations on a timely basis. Our internal audit department also evaluates components of our internal controls on an ongoing basis. To assist in its evaluations, the internal audit staff identifies, documents, and tests our controls and procedures. Our intent is to maintain disclosure controls and procedures as dynamic processes that change as our business and working environments change. Based upon our evaluation, our chief executive officer and principal financial officer have concluded that as of December 31, 2012, our disclosure controls and procedures are effective.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stamford, State of Connecticut, on this 19th day of August 2013.

TRONOX LIMITED (Registrant)

By:	/s/ MICHAEL J. FOSTER
Name:	Michael J. Foster
Title:	Senior Vice President, General Counsel & Secretary