Form 10-Q
period 2013-09-30
Tronox Ltd
filed 2013-11-07
CIK 1530804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013, there were 113,494,096 shares of the Registrant’s Class A ordinary shares and Class B ordinary shares outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TRONOX LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Millions of U.S. dollars, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Sales	$491	$487	$1,486	$1,350
Cost of goods sold	437	444	1,350	1,025
Gross Margin	54	43	136	325
Selling, general and administrative expenses	45	60	137	207
Income (Loss) from Operations	9	(17)	(1)	118
Interest and debt expense	(32)	(18)	(94)	(40)
Other income (expense)	(10)	—	18	(4)
Gain on bargain purchase	—	—	—	1,055
Income (Loss) before Income Taxes	(33)	(35)	(77)	1,129
Income tax benefit (provision)	(8)	34	(10)	100
Net Income (Loss)	$(41)	$(1)	$(87)	$1,229
Net income attributable to noncontrolling interest	8	2	32	2
Net Income (Loss) attributable to Tronox Limited	$(49)	$(3)	$(119)	$1,227

Income (Loss) per Share, Basic and Diluted:
Basic	$(0.43)	$(0.03)	$(1.05)	$12.95
Diluted	$(0.43)	$(0.03)	$(1.05)	$12.59
Weighted Average Shares Outstanding (in thousands):
Basic	113,459	122,352	113,389	94,193
Diluted	113,459	122,352	113,389	96,903

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Millions of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income (Loss):
Net Income (Loss)	$(41)	$(1)	$(87)	$1,229
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(5)	14	(206)	47
Amortization of actuarial gain, net of taxes	1	—	1	—
Other comprehensive income (loss)	(4)	14	(205)	47
Total comprehensive income (loss)	(45)	13	(292)	1,276
Comprehensive income (loss) attributable to noncontrolling interest:
Net income	8	2	32	2
Foreign currency translation adjustments	(6)	3	(57)	13
Comprehensive income (loss) attributable to noncontrolling interest	2	5	(25)	15
Comprehensive income (loss) attributable to Tronox Limited	$(47)	$8	$(267)	$1,261

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions of U.S. dollars, except share and per share data)

	September 30, 2013	December 31, 2012
Current Assets
Cash and cash equivalents	$1,457	$716
Accounts receivable, net of allowance for doubtful accounts of $1 million and $3 million, respectively	373	391
Inventories	734	914
Prepaid and other assets	44	38
Deferred tax assets	96	114
Total Current Assets	2,704	2,173
Noncurrent Assets
Property, plant and equipment, net	1,276	1,423
Mineral leaseholds, net	1,269	1,439
Intangible assets, net	306	326
Long-term deferred tax assets	148	91
Other long-term assets, net	82	59
Total Assets	$5,785	$5,511
Current Liabilities
Accounts payable	$141	$189
Accrued liabilities	149	209
Short-term debt	—	30
Long-term debt due within one year	18	10
Income taxes payable	14	24
Deferred tax liabilities	1	5
Total Current Liabilities	323	467
Noncurrent Liabilities
Long-term debt	2,386	1,605
Pension and postretirement healthcare benefits	178	176
Asset retirement obligations	99	106
Long-term deferred tax liabilities	220	222
Other long-term liabilities	58	53
Total Liabilities	3,264	2,629
Contingencies and Commitments
Shareholders’ Equity
Class A ordinary shares, par value $0.01 — 64,349,504 shares issued and 62,308,497 shares outstanding at September 30, 2013 and 63,413,288 shares issued and 62,103,989 shares outstanding at December 31, 2012	1	1
Class B ordinary shares, par value $0.01 — 51,154,280 shares issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Capital in excess of par value	1,446	1,429
Retained earnings	1,109	1,314
Accumulated other comprehensive loss	(243)	(95)
Total Shareholders’ Equity	2,313	2,649
Noncontrolling interest	208	233
Total Equity	2,521	2,882
Total Liabilities and Equity	$5,785	$5,511

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Millions of U.S. dollars)

	Nine Months Ended September30,
	2013	2012
Cash Flows from Operating Activities
Net income (loss)	$(87)	$1,229
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	238	124
Deferred income taxes	14	(105)
Share-based compensation expense	16	29
Amortization of debt issuance costs and debt discounts	7	7
Pension and postretirement healthcare benefit expense, net	7	4
Gain on bargain purchase	—	(1,055)
Other noncash items affecting net income (loss)	(5)	131
Changes in assets and liabilities (net of effects of acquisition):
(Increase) decrease in accounts receivable	—	117
(Increase) decrease in inventories	106	(217)
(Increase) decrease in prepaid and other assets	(7)	7
Increase (decrease) in accounts payable and accrued liabilities	(42)	(140)
Increase (decrease) in income taxes payable	(23)	(24)
Other, net	(14)	(32)
Cash provided by operating activities	210	75
Cash Flows from Investing Activities
Capital expenditures	(104)	(91)
Cash received in acquisition of minerals sands business, net of cash paid	—	114
Cash (used in) provided by investing activities	(104)	23
Cash Flows from Financing Activities
Repayments of debt	(185)	(583)
Proceeds from borrowings	945	1,690
Debt issuance costs	(29)	(20)
Dividends paid	(86)	(32)
Merger consideration	—	(193)
Class A ordinary share repurchases, including commissions paid	—	(326)
Shares purchased for the Employee Participation Program	—	(15)
Proceeds from conversion of warrants	1	1
Cash provided by financing activities	646	522
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(11)	—
Net Increase in Cash and Cash Equivalents	741	620
Cash and Cash Equivalents at Beginning of Period	716	154
Cash and Cash Equivalents at End of Period	$1,457	$774

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(Millions of U.S. dollars)

	Tronox Limited Class A Ordinary Shares	Tronox Limited Class B Ordinary Shares	Capital in Excess of par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2012	$1	$—	$1,429	$1,314	$(95)	$2,649	$233	$2,882
Net income (loss)	—	—	—	(119)	—	(119)	32	(87)
Other comprehensive loss	—	—	—	—	(148)	(148)	(57)	(205)
Share-based compensation	—	—	16	—	—	16	—	16
Warrants exercised	—	—	1	—	—	1	—	1
Class A and Class B dividends declared	—	—	—	(86)	—	(86)	—	(86)
Balance at September 30, 2013	$1	$0	$1,446	$1,109	$(243)	$2,313	$208	$2,521

	Tronox Limited Class A Ordinary Shares	Tronox Limited Class B Ordinary Shares	Capital in Excess of par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Total Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2011	$—	$—	$579	$242	$(57)	$(12)	$752	$—	$752
Fair value of noncontrolling interest on Transaction Date	—	—	—	—	—	—	—	233	233
Net income(loss)	—	—	—	1,227	—	—	1,227	2	1,229
Other comprehensive income (loss)	—	—	—	—	34	—	34	13	47
Share-based compensation	—	—	2	—	—	—	2	—	2
Merger consideration paid	—	—	(193)	—	—	—	(193)	—	(193)
Issuance of Tronox Limited shares	—	—	1,370	—	—	—	1,370	—	1,370
Class A Shares repurchased	—	—	(326)	—	—	—	(326)	—	(326)
Shares purchased for the Employee Participation Plan	—	—	(15)	—	—	—	(15)	—	(15)
Issuance of Tronox Limited shares in share-split	1	—	—	(1)	—	—	—	—	—
ClassA and Class B dividends declared	—	—	—	(32)	—	—	(32)	—	(32)
Tronox Incorporated warrants exercised	—	—	1	—	—	—	1	—	1
Tronox Incorporated share-based compensation	—	—	27	—	—	(7)	20	—	20
Tronox Incorporated shares vested/cancelled	—	—	(19)	—	—	19	—	—	—
Balance at September 30, 2012	$1	$—	$1,426	$1,436	$(23)	$—	$2,840	$248	$3,088

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Millions of U.S. dollars, except share and per share data or unless otherwise noted)

1. The Company

Tronox Limited, a public limited company registered under the laws of the State of Western Australia, Australia, and its subsidiaries (collectively referred to as “Tronox” or the “Company”) is a global leader in the production and marketing of high grade titanium feedstock and titanium dioxide pigment (“TiO2”). The Company’s world-class, high performance TiO2 products are critical components of everyday applications such as paint and other coatings, plastics, paper and other applications. The Company’s mineral sands business consists primarily of three product streams—titanium feedstock, zircon and pig iron. Titanium feedstock is primarily used to manufacture TiO2. Zircon, a hard, glossy mineral, is used for the manufacture of ceramics, refractories, TV screen glass and a range of other industrial and chemical products. Pig iron is a metal material used in the steel and metal casting industries to create wrought iron, cast iron and steel. Tronox operates three TiO2 pigment production facilities at the following locations: Hamilton, Mississippi; Botlek, The Netherlands; and Kwinana, Western Australia, and operates three separate mining and beneficiation operations: KwaZulu-Natal (“KZN”) Sands and Namakwa Sands located in South Africa, and Cooljarloo Sands located in Western Australia.

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

The unaudited condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012 relate to Tronox Limited. The unaudited condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2013 and three months ended September 30, 2012 reflect the consolidated operating results of Tronox Limited. The unaudited condensed consolidated statements of operations and cash flows for the nine months ended September 30, 2012, reflect the consolidated operating results of Tronox Incorporated prior to June 15, 2012, and, from June 15, 2012 through September 30, 2012, reflect the consolidated operating results of Tronox Limited.

The Company accounted for the Transaction under Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). Under the acquisition method of accounting, each tangible and separately identifiable intangible asset acquired and liability assumed was recorded based on its preliminary estimated fair value on the Transaction Date. The excess of the fair value of the net assets acquired over the value of consideration was recorded as an initial bargain purchase gain. Subsequent to the Transaction, the Company made adjustments to its initial valuation. Such adjustments were recorded on the Transaction Date, which has resulted in revised unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2012. The measurement period ended in June 2013.

Prior to the Transaction Date, Tronox Incorporated operated the Tiwest Joint Venture with Exxaro Australia Sands Pty Ltd. Tronox Incorporated accounted for its share of the Tiwest Joint Venture’s assets that were jointly controlled and its share of liabilities for which it was jointly responsible on a proportionate gross basis in its unaudited Condensed Consolidated Balance Sheet. Additionally, Tronox Incorporated accounted for the revenues generated from its share of the products sold and its share of the expenses of the joint venture on a gross basis in its unaudited Condensed Consolidated Statements of Operations. As of the Transaction Date, the Company owns 100% of the Tiwest Joint Venture operations. As such, the unaudited Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012 include 100% of the Tiwest operations assets and liabilities. The unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and three months ended September 30, 2012 reflect 100% of the revenue and expenses of the Tiwest operations, while the unaudited Condensed Consolidated Statement of Operations for the nine months ended September 30, 2012 reflects Tronox Incorporated’s revenues generated from its share of the products sold and its share of the expenses of the joint venture on a gross basis prior to June 15, 2012, and, from June 15, 2012 through September 30, 2012 reflect 100% of the revenues and expenses of the Tiwest operations.

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

3. Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (the “FASB”) issued accounting standards update (“ASU”) 2013-5, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-5”), which addresses the treatment of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. ASU 2013-5 is effective prospectively for periods beginning after December 15, 2013; however early adoption is permitted. The adoption of this guidance is not anticipated to have a significant impact on the consolidated financial statements.

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

During 2013, the Company adopted ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, to clarify previously issued guidance related to derivatives that are either offset or subject to an enforceable master netting arrangement or similar agreement. The adoption of this guidance did not have a significant impact on the consolidated financial statements.

4. Acquisition of the Mineral Sands Business

On September 25, 2011, Tronox Incorporated entered into the Transaction Agreement with Exxaro to acquire 74% of its South African mineral sands operations, including its Namakwa Sands and KZN Sands mines, separation facilities and slag furnaces, along with its 50% share of the Tiwest Joint Venture. On the Transaction Date, the existing business of Tronox Incorporated was combined with the mineral sands business under Tronox Limited. The Transaction was completed in two principal steps. First, Tronox Incorporated became a subsidiary of Tronox Limited, with Tronox Incorporated shareholders receiving one Class A ordinary share (“Class A Share”) and $12.50 in cash (“Merger Consideration”) for each Tronox Incorporated common share. Second, Tronox Limited issued 9,950,856 Class B ordinary shares (“Class B Shares”) to Exxaro and one of its subsidiaries in consideration for the mineral sands business.

Under the terms of the Transaction Agreement, Exxaro agreed that for a three-year period after the completion of the Transaction, it would not engage in any transaction or other action, that would result in its beneficial ownership of the voting shares of Tronox Limited to exceed 45% of the total issued shares of Tronox Limited. In addition, the agreement prohibits Exxaro from selling any shares in the same three-year period. At September 30, 2013, Exxaro held approximately 44.4% of the voting securities of Tronox Limited.

In connection with the Transaction, Exxaro and its subsidiaries retained a 26% ownership interest in each of Tronox KZN Sands Pty Ltd and Tronox Mineral Sands Pty Ltd in order to comply with the ownership requirements of the Black Economic Empowerment legislation in South Africa. Exxaro is entitled to exchange this interest for approximately 3.2% in additional Class B Shares under certain circumstances (i.e., the earlier of the termination of the Empowerment Period or the tenth anniversary of completion of the Transaction). The Company accounts for such ownership as “Noncontrolling Interest” on the unaudited condensed consolidated financial statements.

5. Accounts Receivable

Accounts receivable, net of allowance for doubtful accounts, consisted of the following:

	September 30, 2013	December 31, 2012
Trade receivables	$358	$371
Other	16	23
Gross	374	394
Allowance for doubtful accounts	(1)	(3)
Net	$373	$391

6. Inventories

Inventories consisted of the follows:

	September 30, 2013	December 31, 2012
Raw materials	$184	$221
Work-in-process	68	99
Finished goods (1)	344	477
Materials and supplies, net (2)	138	117
Total	$734	$914

(1)	Includes inventory on consignment to others of approximately $47 million and $42 million at September 30, 2013 and December 31, 2012, respectively.
(2)	Materials and supplies consist of processing chemicals, maintenance supplies and spare parts, which will be consumed directly and indirectly in the production of the Company’s products.

7. Property, Plant and Equipment, Net

Property, plant and equipment, net of accumulated depreciation and amortization, consisted of the following:

	September 30, 2013	December 31, 2012
Land and land improvements	$80	$80
Buildings	188	194
Machinery and equipment	1,143	1,158
Construction-in-progress	128	153
Furniture and fixtures	23	7
Other	9	6
Gross	1,571	1,598
Less accumulated depreciation and amortization	(295)	(175)
Net	$1,276	$1,423

Depreciation expense related to property, plant and equipment for the three months ended September 30, 2013 and 2012 was $44 million and $45 million, respectively, and for nine months ended September 30, 2013 and 2012 was $134 million and $81 million, respectively.

8. Mineral Leaseholds, Net

Mineral leaseholds, net of accumulated depletion, consisted of the following:

	September 30, 2013	December 31, 2012
Mineral leaseholds	$1,412	$1,502
Less accumulated depletion	(143)	(63)
Net	$1,269	$1,439

Depletion expense related to mineral leaseholds for the three months ended September 30, 2013 and 2012 was $42 million and $19 million, respectively, and for nine months ended September 30, 2013 and 2012 was $84 million and $24 million, respectively.

9. Intangible Assets, Net

The gross cost and accumulated amortization of intangible assets, by major intangible asset category, were as follows:

	September 30, 2013
	Gross Cost	Accumulated Amortization	Net
Customer relationships	$294	$(54)	$240
TiO2 technology	32	(4)	28
Internal-use software	39	(5)	34
Other	9	(5)	4
Total	$374	$(68)	$306

	December 31, 2012
	Gross Cost	Accumulated Amortization	Net
Customer relationships	$294	$(39)	$255
TiO2 technology	32	(3)	29
Internal-use software	38	(2)	36
Other	9	(3)	6
Total	$373	$(47)	$326

Amortization expense related to intangible assets for the three months ended September 30, 2013 and 2012 was $6 million and $7 million, respectively, and for nine months ended September 30, 2013 and 2012 was $20 million and $19 million, respectively.

Estimated future amortization expense related to intangible assets was as follows:

Future Amortization
2013	$7
2014	27
2015	26
2016	25
2017	25
Thereafter	196
Total	$306

10. Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2013	December 31, 2012
Taxes other than income taxes	$57	$58
Employee-related costs and benefits	47	45
Sales rebates	19	13
Unfavorable sales contracts	12	64
Interest	7	22
Other	7	7
Total	$149	$209

11. Debt

Short-term Debt

Short-term debt consisted of the following:

	Maturity Date	September 30, 2013	December 31, 2012
UBS Revolver	6/18/17	$—	$—
ABSA Revolver (1)	6/14/17	—	30
Total		$—	$30

(1)	Average effective interest rate of 8.5% during both 2013 and 2012.

UBS Revolver

On June 18, 2012, in connection with the closing of the Transaction, the Company entered into a global senior secured asset-based syndicated revolving credit agreement with UBS AG (the “UBS Revolver”). The UBS Revolver provides the Company with a committed source of capital with a principal borrowing amount of up to $300 million, subject to a borrowing base. In connection with its entry into the Amended and Restated Credit Agreement on March 19, 2013, the Company amended the UBS Revolver to allow for the increased size of the Term Loan over the Term Facility (see “Term Facility” and “Term Loan” below). At September 30, 2013, the Company had no amounts drawn on the UBS Revolver, and its available borrowing base was $267 million.

ABSA Revolving Credit Facility

In connection with the Transaction, the Company entered into a R900 million (approximately $90 million as of September 30, 2013) revolving credit facility with ABSA Bank Limited acting through its ABSA Capital Division (the “ABSA Revolver”). At December 31, 2012, the Company had drawn down R250 million (approximately $30 million), which was repaid during the first quarter of 2013. At September 30, 2013, the Company had no amounts drawn on the ABSA Revolver.

Long-Term Debt

Long-term debt consisted of the following:

	Original Principal	Maturity Date	September 30, 2013	December 31, 2012
Term Loan, net of unamortized discount of $11 million at September 30, 2013 (1)	$1,500	3/19/2020	$1,485	$—
Notes	$900	8/15/2020	900	900
Term Facility, net of unamortized discount of $6 million at December 30, 2012 (2)	$700	2/8/2018	—	691
Co-generation Unit Financing Arrangement	$16	2/1/2016	7	10
Lease financing			12	14
Total debt			2,404	1,615
Less: Long-term debt due in one year			(18)	(10)
Long-term debt			$2,386	$1,605

(1)	Average effective interest rate of 5.0% during 2013.
(2)	Average effective interest rate of 5.0% during both 2013 and 2012.

At September 30, 2013, the scheduled maturities of the Company’s long-term debt were as follows:

Total Debt
2013	$5
2014	18
2015	18
2016	15
2017	15
Thereafter	2,344
Total	2,415
Remaining accretion of discount associated with the Term Loan	(11)
Total debt	$2,404

Term Loan

On March 19, 2013, Tronox Limited’s wholly-owned subsidiary, Tronox Pigments (Netherlands) B.V., Tronox Limited, and certain subsidiaries of Tronox Limited named as guarantors, entered into an Amended and Restated Credit and Guaranty Agreement with Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent, and Goldman Sachs Bank USA, UBS Securities LLC, Credit Suisse Securities (USA) LLC and RBC Capital Markets, as Joint Lead Arrangers, Joint Bookrunners and Co-Syndication Agents. Pursuant to the Amended and Restated Credit Agreement, the Company obtained a $1.5 billion senior secured term loan (the “Term Loan”), which matures in March 2020. The terms of the Amended and Restated Credit Agreement are substantially similar to the Company’s prior Term Facility (defined below). The Term Loan was issued net of an original issue discount of $7 million, or 0.5% of the principal balance. During the three and nine months ended September 30, 2013, the Company made principal repayments of $4 million.

The Term loan bears interest at the option of Tronox at either i) 2.5% plus the base rate defined as the greater of the prime lending rate quoted in the print edition of The Wall Street Journal or the Federal Funds Effective rate in effect on such day plus one half of 1%; provided, however, that the Base Rate is not less than 2% per annum or ii) 3.5% plus the greater of the 3 month LIBOR Eurodollar rate or 1%.

Notes

On August 20, 2012, Tronox Limited’s wholly-owned subsidiary, Tronox Finance LLC, issued $900 million aggregate principal amount of 6.375% senior notes due 2020 (the “Existing Notes”) at par value. The Existing Notes were offered to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act.

During the second quarter, the Company filed a Registration Statement on Form S-4 for $900 million in aggregate principal amount of 6.375% senior notes due 2020 (the “New Notes”) in exchange for the Existing notes. The New Notes are substantially identical to the Existing Notes. On September 17, 2013, Tronox Finance issued the New Notes in exchange for the Existing Notes (together the “Notes”). As of September 20, 2013, there was $900 million in aggregate principal amount of New Notes outstanding and less than $1 million in aggregate amount of Existing Notes outstanding.

The Notes bear interest semiannually at a rate equal to 6.375%, and are fully and unconditionally guaranteed on a senior, unsecured basis by Tronox Limited and certain of its subsidiaries. The Notes are redeemable at any time at the Company’s discretion.

Term Facility

On February 8, 2012, Tronox Incorporated’s wholly-owned subsidiary, Tronox Pigments (Netherlands) B.V., entered into a term loan facility with Goldman Sachs Bank USA comprised of a $550 million Senior Secured Term Loan (the “Senior Secured Term Loan”) and a $150 million Senior Secured Delayed Draw Term Loan (the “Senior Secured Delayed Draw” together, the “Term Facility”). The Term Facility was issued net of an original issue discount of $7 million, or 1% of the initial principal amount, which was being amortized over the life of the Term Facility. On June 14, 2012, in connection with the closing of the Transaction, Tronox Pigments (Netherlands) B.V. drew down the $150 million Senior Secured Delayed Draw. During the nine months ended September 30, 2012, the Company made principal repayments of $2 million.

On February 28, 2013, Tronox Pigments (Netherlands) B.V. repaid the outstanding principal balance of $149 million, plus interest, related to the $150 million Senior Secured Delayed Draw. In accordance with ASC 470, Debt (“ASC 470”), the Company accounted for such repayment as an extinguishment of debt. As such, the Company recognized a loss on the early extinguishment of debt of $4 million related to the allocated portion of the unamortized original issue discount and debt issuance costs, which is recorded in “Other income (expense)” on the unaudited Condensed Consolidated Statements of Operations.

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

Co-generation Unit Financing Arrangement

In March 2011, in order to finance its share of an asset purchased for the Tiwest Joint Venture, Tronox Incorporated incurred debt totaling $8 million. In connection with the Transaction, the Company acquired the remaining 50% undivided interest in the co-generation plant from Exxaro, along with its debt of $6 million. Under the financing arrangement, monthly payments are required, and interest accrues on the outstanding balance at the rate of 6.5% per annum. The Company made principal repayments of $1 million during both the three months ended September 30, 2013 and 2012 and $2 million during both the nine months ended September 30, 2013 and 2012.

Lease Financing

In connection with the Transaction, the Company acquired capital lease obligations in South Africa, which are payable through 2032 at a weighted average interest rate of approximately 17%. At September 30, 2013, such obligations had a net book value of assets recorded under capital leases aggregating $7 million. The Company made payments of less than $1 million for both the three months ended September 30, 2013 and 2012, and $2 million and less than $1 million for the nine months ended September 30, 2013 and 2012, respectively.

Fair Value

The Company’s debt is recorded at historical amounts. At September 30, 2013, the fair value of the Term Loan was $1,508 million. At September 30, 2013 and December 31, 2012, the fair value of the Notes was $896 million and $910 million, respectively. At December 31, 2012, the fair value of the Term Facility was $709 million. The Company determined the fair value of the Term Loan, the Notes and the Term Facility using Bloomberg market prices. The fair value hierarchy for the Term Loan and the Notes is a Level 1 input.

Debt Covenants

At September 30, 2013, the Company had financial covenants in the UBS Revolver, the ABSA Revolver and the Term Loan; however, only the ABSA Revolver had a financial maintenance covenant.

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

The Term Facility and the UBS Revolver are subject to an intercreditor agreement pursuant to which the lenders’ respective rights and interests in the security are set forth. The Company was in compliance with its financial covenants at September 30, 2013.

The Company has pledged the majority of its U.S. assets and certain assets of its non-U.S. subsidiaries in support of its outstanding debt.

Interest and Debt Expense

Interest and debt expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest expense on debt	$32	$15	$88	$29
Amortization of deferred debt issuance costs (1)	1	2	5	8
Other	—	1	4	4
Capitalized interest	(1)	—	(3)	(1)
Interest and debt expense	$32	$18	$94	$40

(1)

In connection with obtaining debt, the Company incurred debt issuance costs. Such costs are recorded in “Other long-term assets” on the unaudited Condensed Consolidated Balance Sheets,” and are being amortized through the maturity date.

Deferred debt issuance costs and the related amortization expense was as follows:

			Amortization Expense
	Original Deferred Debt Issuance Cost	Balance at September 30, 2013	Three Months Ended September 30,		Nine Months Ended September 30,
			2013	2012	2013	2012
Term Loan	$29	$27	$1	$—	$2	$—
Notes	18	16	—	—	1	—
Term Facility	17	10	—	1	1	3
Other	8	6	—	1	1	5
Total		$59	$1	$2	$5	$8

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

The changes in AROs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Beginning balance	$103	$96	$113	$30
Additions	—	—	2	6
Accretion expense	1	1	5	2
Settlements/payments	1	—	(2)	(1)
Remeasurement/translation	1	2	(12)	5
Changes in estimates, including cost and timing of cash flows	—	3	—	3
AROs acquired in the acquisition of mineral sands business	—	—	—	57
Ending balance	$106	$102	$106	$102
Current portion included in accrued liabilities	$7	$2	$7	$2
Noncurrent portion	$99	$100	$99	$100

Environmental Rehabilitation Trust

The Company has established an environmental rehabilitation trust in respect of the prospecting and mining operations in South Africa in accordance with applicable regulations. The trustees of the fund are appointed by the Company, and consist of sufficiently qualified Tronox Limited employees capable of fulfilling their fiduciary duties. The environmental rehabilitation trust receives, holds, and invests funds for the rehabilitation or management of environmental impacts associated with mining and exploration activities. The contributions are aimed at providing sufficient funds at date of estimated closure of mining activities to address the rehabilitation and environmental impacts. Funds accumulated for a specific mine or exploration project can only be utilized for the rehabilitation and environmental impacts of that specific mine or project. Currently, the funds are invested in highly liquid, short-term instruments; however, the investment growth strategy has not been finalized. If a mine or exploration project withdraws from the fund for whatever valid reason, the funds accumulated for such mine or exploration project are transferred to a similar fund approved by management. At September 30, 2013 and December 31, 2012, the environmental rehabilitation trust assets were $19 million and $20 million, respectively, which were recorded in “Other long-term assets” on the unaudited Condensed Consolidated Balance Sheets.

13. Derivative Instruments

The Company manufactures and markets its products in a number of countries throughout the world and, as a result, is exposed to changes in foreign currency exchange rates, particularly in South Africa, Australia and The Netherlands. Costs in South Africa and Australia are primarily incurred in local currencies, while the majority of revenues are in U.S. dollars. In Europe, the majority of revenues and costs are in the local currency. This leaves the Company exposed to movements in the South African Rand and the Australian dollar versus the U.S. dollar. In order to manage this risk, the Company has entered into currency forward contracts to buy and sell foreign currencies as “economic hedges” for these foreign currency transactions.

At September 30, 2013, the Company had currency forward contracts to exchange an aggregate $17 million for an equivalent value of South African Rand and a currency forward contract to exchange R6 million for an equivalent value of U.S. dollars.  These contracts mature at various dates in the fourth quarter of 2013.

The Company’s currency forward contracts are not designated for hedge accounting treatment under ASC 815, Derivatives and Hedging, (“ASC 815”). As such, changes in the fair value are recorded in “Other income (expense)” on the unaudited Condensed Consolidated Statements of Operations.

The fair values of derivative instruments at September 30, 2013 were as follows:

Fair Value
Currency forward contracts	Other current assets	$1

Gains (losses) recorded in “Other income (expense)” on the unaudited Condensed Consolidated Statements of Operations consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Currency forward contracts	$1	$—	$1	$—

14. Commitments and Contingencies

Purchase Commitments — At September 30, 2013, purchase commitments were $42 million for the remainder of 2013, $163 million for 2014, $79 million for 2015, $40 million for 2016, $33 million for 2017 and $123 million thereafter.

Letters of Credit — At September 30, 2013, the Company had outstanding letters of credit, bank guarantees and performance bonds of approximately $45 million, of which $25 million in letters of credit were issued under the UBS Revolver and $18 million were bank guarantees issued by ABSA.

Legal — During 2013, the Western Australia Office of State Revenue (the “OSR”) reviewed their technical position on the imposition of stamp duty on the transfer of Tronox Incorporated’s shares related to Kerr-McGee’s restructuring in 2002 and from the share transfer related to the spinoff of Tronox Incorporated from Kerr-McGee in 2005. On October 20, 2012, the OSR rendered its assessment of $5 million, comprised of a primary stamp duty liability of $3 million and penalty tax of $2 million. As required by law, the Company paid the entire amount of the assessment in January 2013. On October 11, 2013, the OSR denied the Company’s objection to the interest penalty. The Company is assessing its future options with respect to this matter.

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

15. Shareholders’ Equity

The changes in outstanding shares for the nine months ended September 30, 2013 were as follows:

Tronox Limited Class A Shares outstanding:
Balance at December 31, 2012	62,103,989
Shares issued for share-based compensation	73,456
Shares issued for warrants exercised	81,052
Shares issued for options exercised	50,000
Balance at September 30, 2013	62,308,497
Tronox Limited Class B Shares outstanding:
Balance at December 31, 2012	51,154,280
Balance at September 30, 2013	51,154,280

Dividends Declared

On August 6, 2013, the Board declared a quarterly dividend of $0.25 per share to holders of our Class A Shares and Class B Shares at the close of business on August 19, 2013, totaling $29 million, which was paid on September 4, 2013. On May 7, 2013, the Board declared a quarterly dividend of $0.25 per share which was paid on May 28, 2013 to holders of Class A Shares and Class B Shares at close of business on May 20, 2013. On February 19, 2013, the Board declared a quarterly dividend of $0.25 per share which was paid on March 20, 2013 to holders of our Class A Shares and Class B Shares at close of business on March 6, 2013. During the nine months ended September 30, 2013, the Company paid dividends of $86 million.

Liquidation of a Subsidiary

On September 12, 2013, the Company completed the liquidation of the Zurich branch of Tronox Luxembourg S.a.r.l. In accordance with Accounts Standard Board (“ASC”) 830, Foreign Currency Matters, the Company recognized a non-cash loss from the realization of cumulative translation adjustments of $10 million, which was recorded in “Other income (expense)” on the unaudited Condensed Consolidated Statements of Operations.

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

In connection with the share split (see below), holders of the Warrants are entitled to purchase five Class A Shares and receive $12.50 in cash. At September 30, 2013, the exercise price, adjusted for dividends paid, was $60.01 for each Series A Warrant and $66.23 for each Series B Warrants. At September 30, 2013, there were 357,564 Series A Warrants and 465,461 Series B Warrants outstanding.

Share Split Declared

On June 26, 2012, the Board approved a 5-to-1 share split for holders of its Class A Shares and Class B Shares at the close of business on July 20, 2012, by issuance of four additional shares for each share of the same class. As a result of the share split, the Company recorded an increase to “Tronox Limited Class A ordinary shares” of $1 million and an increase to “Tronox Limited Class B ordinary shares” of less than $1 million, with corresponding decreases to “Retained earnings” on the unaudited Condensed Consolidated Balance Sheets.

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

For the three and nine months ended September 30, 2013, Tronox Limited was the public parent registered under the laws of the State of Western Australia. For the three months ended September 30, 2012 and from June 15, 2012 through September 30, 2012, Tronox Limited was the public parent; however, prior to June 15, 2012, Tronox Incorporated was the public parent, a Delaware corporation registered in the United States.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income tax benefit (provision)	$(8)	$34	$(10)	$100
Income (Loss) before Income Taxes	$(33)	$(35)	$(77)	$1,129
Effective tax rate	(24)%	97%	(13)%	(9)%

The negative effective tax rates for the three months and the nine months ended September 30, 2013, differ from the Australian statutory rate of 30% primarily due to withholding tax accruals, prior year return to provision and other adjustments, valuation allowances in various jurisdictions, and income in foreign jurisdictions taxed at rates different than 30%.

The negative effective tax rate for the nine months ended September 30, 2012, differs from the U.S. statutory rate of 35% primarily as a consequence of the Company re-domiciling in Australia. Because the Australian tax laws provide for a resetting of the tax basis of the business assets to market value, the Company recorded a tax benefit related to this market value basis adjustment. The overall tax benefit from this basis adjustment increase was partially offset by a valuation allowance established for the portion of the tax benefit which the Company believes will not be realized. Because this basis change did not pertain to an entity acquired in the Transaction, this net tax benefit was recorded through tax expense and did not impact the Company’s gain on bargain purchase.

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

The application of business combination accounting on June 15, 2012 resulted in the re-measurement of deferred income taxes associated with recording the assets and liabilities of acquired entities at fair value pursuant to ASC 805. As a result, deferred income taxes of $205 million were recorded at amounts determined in accordance with ASC 740, Income Taxes (“ASC 740”) as part of the Company’s gain on bargain purchase.

The Company continues to maintain a valuation allowance related to the net deferred tax assets in the United States. Future provisions for income taxes will include no tax benefits with respect to losses incurred and tax expense only to the extent of state tax payments until the valuation allowance in the United States is eliminated. ASC 740 requires that all available positive and negative evidence be weighted to determine whether a valuation allowance should be recorded.

17. Earnings (Loss) Per Share

The Company calculates basic and diluted earnings (loss) per ordinary share using the two-class method.  Under the two-class method, the earnings used to determine basic earnings per ordinary share are reduced by an amount allocated to participating securities.  Participating securities for the Company include restricted share awards issued under the Tronox Management Equity Incentive Plan and the T-Bucks Employee Participation Plan as both contain non-forfeitable dividend rights and participate equally with ordinary shares with respect to dividends issued or declared. The Company's unexercised options, unexercised Series A and Series B Warrants, and unvested restricted share units do not contain non-forfeitable rights to dividends and are not considered in the calculation of basic earnings per share.

The Company's unvested restricted shares do not have a contractual obligation to share in losses of the Company.  When the Company records a net loss, none of the loss is allocated to the participating securities.  Consequently, in periods of net loss, the two class method will not have an effect on the Company's basic earnings per share.

Diluted earnings per ordinary share is calculated by dividing net earnings allocable to ordinary shares by the weighted-average number of ordinary shares outstanding for the period, as adjusted for the potential dilutive effect of non-participating restricted share units, options and Series A and Series B Warrants.  The options and Series A and Series B Warrants are included in the calculation of diluted earnings per ordinary share utilizing the treasury stock method.

The computation of basic and diluted loss per share for the periods indicated is as follows:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Numerator – Basic and Diluted
Net Loss	$(41)	$(87)
Less: Income attributable to noncontrolling interest	(8)	(32)
Undistributed loss	(49)	(119)
Percentage allocated to ordinary shares	100%	100%
Undistributed loss allocated to ordinary shares	(49)	(119)
Loss available to ordinary shares	$(49)	$(119)
Denominator – Basic and Diluted
Weighted-average ordinary shares (in thousands)	113,459	113,389
Loss per Share (1)
Basic loss per Share	$(0.43)	$(1.05)
Diluted loss per Share	$(0.43)	$(1.05)

(1)	The basic and diluted earnings (loss) per share amounts were computed from exact, not rounded, income and share information

The computation of basic and diluted earnings per share for the periods indicated is as follows:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Numerator – Basic and Diluted
Net Income (Loss)	$(1)	$1,229
Less: Income attributable to noncontrolling interest	(2)	(2)
Less: Dividends declared	—	(32)
Undistributed earnings (loss)	(3)	1,195
Percentage allocated to ordinary shares	100%	99.4%
Undistributed earnings allocated to ordinary shares	(3)	1,188
Add: Dividends declared allocated to common shares	—	32
Earnings available to ordinary shares	$(3)	$1,220
Denominator – Basic
Weighted-average ordinary shares (in thousands)	122,352	94,193
Add: Effect of Dilutive Securities:
Restricted shares	—	66
Warrants	—	2,638
Options	—	6
Denominator – Dilutive	122,352	96,903
Earnings per Share(1)
Basic earnings per Share	$(0.03)	$12.95
Diluted earnings per Share	$(0.03)	$12.59

(1)	The basic and diluted earnings (loss) per share amounts were computed from exact, not rounded, income and share information

In computing diluted earnings (loss) per share under the two-class method, the Company considered potentially dilutive shares. At September 30, 2013, 2,100,611 options with an average exercise price of $20.63, 357,564 Series A Warrants and 465,461 Series B Warrants, with exercise prices of $60.01 and $66.23, respectively, and 304,770 restricted share units with an average price of $21.08 were not recognized in the diluted earnings per share calculation as they were anti-dilutive. At September 30, 2012, 523,970 options with an average exercise price of $25.52, 364,819 Series A Warrants and 474,425 Series B Warrants, with exercise prices of $61.84 and $68.24, respectively, were not recognized in the three months ended diluted earnings per share calculation as they were anti-dilutive.

18. Share-based Compensation

Compensation expense related to restricted share awards was $3 million and $2 million for the three months ended September 30, 2013 and 2012, respectively, and $9 million and $28 million for the nine months ended September 30, 2013 and 2012, respectively. Compensation expense related to the Company’s nonqualified option awards was $1 million and less than $1 million for the three months ended September 30, 2013 and 2012, respectively, and $4 million and $1 million for the nine months ended September 30, 2013 and 2012, respectively.

At September 30, 2013, unrecognized compensation expense related to the Company’s restricted shares and options, adjusted for estimated forfeitures, was approximately $45 million, with such unrecognized compensation expense expected to be recognized over a weighted-average period of approximately 2 years. The ultimate amount of such expense is dependent upon the actual number of restricted shares and options that vest. The Company periodically assesses the forfeiture rates used for such estimates. A change in estimated forfeiture rates would cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense above.

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

Restricted Shares

During the nine months ended September 30, 2013, the Company granted restricted share awards to employees. All restricted share awards vest pursuant to both time requirements and performance requirements. The time provisions are graded vesting, while the performance provisions are cliff vesting and have a variable payout. During the nine months ended September 30, 2013, as part of the annual directors’ compensation program, the Company granted restricted share awards with graded vesting to members of the Board. In accordance with ASC 718, Compensation – Share-Based Compensation (“ASC 718”), the restricted share awards issued during 2013 are classified as equity awards, and are accounted for using the fair value established at the grant date.

Restricted share activity for the nine months ended September 30, 2013 and 2012 was as follows:

	Number of Shares	Fair Value(1)
Balance at December 31, 2012	761,065	$20.62
Awards granted	820,027	21.14
Awards earned	(71,981)	24.17
Awards forfeited	(16,338)	23.83
Balance at September 30, 2013	1,492,773	$20.70
Outstanding awards expected to vest	1,467,461	$20.67

	Number of Shares	Fair Value(1)
Balance at December 31, 2011	—	$—
Awards converted from Tronox Incorporated to Tronox Limited in connection with the Transaction	420,765	16.99
Awards granted	184,571	27.11
Awards earned	(7,550)	25.90
Awards forfeited	(7,985)	29.29
Balance at September 30, 2012	589,801	$19.87
Outstanding awards expected to vest	582,887	$19.78

(1)	Represents the weighted-average grant-date fair value

Options

During the nine months ended September 30, 2013, the Company granted options to employees to purchase Class A Shares, which have graded vesting provisions over a three year period. Options activity was as follows:

	Number of Options	Price (1)	Contractual Life Years (1)	Intrinsic Value(2)
Balance at December 31, 2012	612,439	$24.81
Options issued	1,590,438	19.17
Options exercised	(50,000)	22.00
Options expired	(32,978)	25.65
Options forfeited	(19,288)	20.44
Outstanding at September 30, 2013	2,100,611	$20.63	9.23	$9
Outstanding and expected to vest at September 30, 2013	1,872,810	$20.24	9.27	$9
Exercisable at September 30, 2013	172,277	$25.09	8.62	$—

(1)	Represents weighted average exercise price and weighted average remaining contractual life, as applicable.
(2)	Reflects aggregate intrinsic value based on the difference between the market price of the Company’s shares at September 30, 2013 and the options’ exercise price.

Valuation and Cost Attribution Methods. Fair value is determined on the date of grant using the Black-Scholes option-pricing model, and is recognized in earnings on a straight-line basis over the employee service period of three years necessary to earn the awards, which is the vesting period.

The Company utilized the Black-Scholes option-pricing model using the following assumptions:

	February 25, 2013	March 11, 2013	September 3, 2013
Number of options granted	1,544,872	8,238	37,328
Fair market value and exercise price (1)	$19.09	$21.49	$21.94
Risk-free interest rate (2)	1.04%	1.19%	2.10%
Expected dividend yield	5.24%	4.65%	4.56%
Expected volatility	56%	56%	56%
Maturity (years)	10	10	10
Expected term (years)	6	6	6
Per-unit fair value of options granted	$6.28	$7.48	$7.92

(1)	The adjusted closing price of Class A Shares, New York Stock Exchange symbol TROX, on the grant date.
(2)	The risk-free interest rate was based on U.S. Treasury Strips available with maturity period consistent with expected life assumption.

During the nine months ended September 30, 2012, the Company granted options to employees to purchase Class A Shares, which have graded vesting provisions over a three year period. Options activity was as follows:

	Number of Options	Price (1)	Contractual Life Years (1)	Intrinsic Value(2)
Balance at December 31, 2011	—	$—
Options converted to Tronox Limited in connection with the Transaction	517,330	24.56
Options issued	158,960	25.62
Options forfeited	(152,320)	22.38
Outstanding at September 30, 2012	523,970	$25.52	9.49	$—
Outstanding and expected to vest at September 30, 2012	488,791	$25.59	9.50	$—
Exercisable at September 30, 2012	7,440	$24.60	9.27	$—

(1)	Represents weighted average exercise price and weighted average remaining contractual life, as applicable.
(2)	Reflects aggregate intrinsic value based on the difference between the market price of the Company’s shares at September 30, 2012 and the options’ exercise price.

Valuation and Cost Attribution Methods. Options’ fair value was determined on the date of grant using the Black-Scholes option-pricing model and was recognized in earnings on a straight-line basis over the employee service period of three years necessary to earn the awards, which is the vesting period.

The Company utilized the Black-Scholes option-pricing model for the options granted and used the following assumptions:

	June 26, 2012	July 31, 2012	August 31, 2012
Number of options granted	135,895	15,808	7,257
Fair market value and exercise price (1)	$25.90	$23.17	$25.79
Risk-free interest rate (2)	0.97%	0.83%	0.85%
Expected dividend yield	3.86%	4.32%	3.88%
Expected volatility	55%	56%	56%
Maturity (years)	10	10	10
Expected term (years)	6	6	6
Per-unit fair value of options granted	$9.43	$8.21	$9.51

(1)	The adjusted closing price of Class A Shares, New York Stock Exchange symbol TROX, on the grant date.
(2)	The risk-free interest rate was based on U.S. Treasury Strips available with maturity period consistent with expected life assumption.

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

On September 3, 2012, the Participants were awarded restricted share units in the Trust which entitles them to receive shares of Tronox Limited upon completion of the vesting period on May 31, 2017. The Participants are also entitled to receive dividends on the Tronox shares during the vesting period. Forfeited shares are retained by the Trust and are allocated to future participants in accordance with the Trust Deed. Under certain conditions, as outlined in the Trust Deed, Participants may receive share units awarded before May 31, 2017. The fair value of the awards is the fair value of the shares determined at the Grant Date. Compensation costs are recognized over the vesting period using the straight-line method. In accordance with ASC 718, the T-Bucks EPP is classified as an equity-settled shared-based payment plan.

At September 30, 2013 and December 31, 2012, there were 548,234 shares in the trust with a fair value of $25.79, which represents the fair value on the date of purchase by the trust. Compensation expense during the three and nine months ended September 30, 2013 was less than $1 million and $2 million, respectively.

Long-Term Incentive Plan

In connection with the Transaction, the Company assumed a long-term incentive plan (the “LTIP”) for the benefit of certain qualifying employees of Tronox subsidiaries in South Africa and Australia. The LTIP is classified as a cash-settled compensation plan, and is remeasured to fair value at each reporting date. At September 30, 2013, the LTlP plan liability was approximately $3 million, which was recorded in “Other long-term liabilities” on the unaudited Condensed Consolidated Balance Sheets. Compensation expense was less than $1 million for both the three months ended September 30, 2013 and 2012 and $1 million and less than $1 million for both the nine months ended September 30, 2013 and 2012, respectively.

Tronox Incorporated Management Equity Incentive Plan

In connection with its emergence from bankruptcy, Tronox Incorporated adopted the Tronox Incorporated management equity incentive plan (the “Tronox Incorporated MEIP”), which permitted the grant of awards that constitute incentive options, nonqualified options, share appreciation rights, restricted share, restricted share units, performance awards and other share-based awards, cash payments and other forms such as the compensation committee of the Tronox Incorporated Board of Directors in its discretion deemed appropriate, including any combination of the above.

On the Transaction Date, 420,765 restricted shares of Tronox Incorporated vested in connection with the Transaction. The remaining restricted shares of Tronox Incorporated were converted to Tronox Limited restricted shares. Additionally, on the Transaction Date, 517,330 Tronox Incorporated options were converted to Tronox Limited options.

Restricted Shares

During the nine months ended September 30, 2012, Tronox Incorporated granted restricted shares to its employees, which had graded vesting provisions. Tronox Incorporated was withholding the highest combined maximum rate imposed under all applicable federal, state, local and foreign tax laws on behalf of the employees that received these awards. In accordance with ASC 718, such restricted share awards were classified as liability awards and were remeasured to fair value at each reporting date.

Restricted share activity with employees and directors was as follows:

	Number of Shares	Fair Value(1)
Balance at December 31, 2011	1,177,995	$21.48
Awards granted	52,915	24.36
Awards earned	(810,145)	32.41
Awards converted to Tronox Limited restricted shares in connection with the Transaction	(420,765)	16.99
Balance at September 30, 2012	—	$—

(1)	Represents weighted average fair value. Liability awards are remeasured to fair value at each reporting date and upon vesting, while equity awards are presented at grant date fair value.

Options

Tronox Incorporated options activity was as follows:

	Number of Options	Price (1)
Balance at December 31, 2011	345,000	$22.00
Options issued	172,330	29.69
Options converted to Tronox Limited in connection with the Transaction	(517,330)	24.56
Outstanding at September 30, 2012	—	$—

(1)	Represents weighted average exercise price.

Valuation and Cost Attribution Methods. Fair value is determined on the date of grant using the Black-Scholes option-pricing model, and is recognized in earnings on a straight-line basis over the employee service period of three years necessary to earn the awards, which is the vesting period.

Tronox Incorporated ran the Black-Scholes option-pricing model using the following assumptions:

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

The components of net periodic cost associated with the U.S. and foreign retirement plans recognized in the unaudited Condensed Consolidated Statements of Operations were as follows:

	Retirement Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net periodic cost:
Service cost	$1	$1	$4	$2
Interest cost	5	5	15	16
Expected return on plan assets	(5)	(5)	(15)	(15)
Net amortization of actuarial loss	1	—	2	—
Total net periodic cost	$2	$1	$6	$3

The components of the Company’s net periodic cost for the postretirement healthcare plans recognized in the unaudited Condensed Consolidated Statements of Operations were less than $1 million for both the three months ended September 31, 2013 and 2012, and $1 million for both the nine months ended September 30, 2013 and 2012.

20. Related Party Transactions

At September 30, 2013, Exxaro held approximately 44.4% of the voting securities of Tronox Limited. During the three and nine months ended September 30, 2013, the Company purchased transition services from Exxaro, which amounted to $1 million and $5 million, respectively.

Prior to the Transaction Date, Tronox Incorporated conducted transactions with Exxaro Australia Sands Pty Ltd, Tronox Incorporated’s 50% partner in the Tiwest Joint Venture. Tronox Incorporated purchased, at open market prices, raw materials used in its production of TiO2, as well as Exxaro Australia Sands Pty Ltd’s share of TiO2 produced by the Tiwest Joint Venture. Tronox Incorporated also provided administrative services and product research and development activities, which were reimbursed by Exxaro. From January 1, 2012 through the Transaction Date, the Company made payments of $173 million for purchases of raw material and received payments of $9 million for administrative services.

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

	Mineral Sands	Pigment	Corporate And Other	Eliminations	Total
Three Months Ended September 30, 2013
Net Sales (1)	$245	$300	$35	$(89)	$491
Income (loss) from operations	41	(29)	(20)	17	9
Interest and debt expense					(32)
Other income					(10)
Loss before Income Taxes					(33)
Depreciation, Depletion and Amortization	$67	$20	$5	$—	$92
Capital Expenditures	$10	$14	$1	$—	$25
Three Months Ended September 30, 2012
Net Sales (1)	$272	$280	$38	$(103)	$487
Income (loss) from operations	32	(4)	(26)	(19)	(17)
Interest and debt expense					(18)
Loss before Income Taxes					$(35)
Depreciation, Depletion and Amortization	$47	$20	$4	$—	$71
Capital Expenditures	$27	$10	$6	$—	$43
Nine Months Ended September 30, 2013
Net Sales (1)	$855	$892	$97	$(358)	$1,486
Income (loss) from operations	205	(153)	(55)	2	(1)
Interest and debt expense					(94)
Other expense					18
Income before Income Taxes					$(77)
Depreciation, Depletion and Amortization	$165	$61	$12	$—	$238
Capital Expenditures	$59	$39	$6	$—	$104
Nine Months Ended September 30, 2012
Net Sales (1)	$444	$990	$97	$(181)	$1,350
Income (loss) from operations	129	142	(130)	(23)	118
Interest and debt expense					(40)
Other expense					(4)
Gain on bargain purchase					1,055
Income before Income Taxes					$1,129
Depreciation, Depletion and Amortization	$63	$50	$11	$—	$124
Capital Expenditures	$47	$25	$19	$—	$91

(1)	Net sales by geographic region, principally based on country of production, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
U.S. operations	$219	$211	$622	$670
International operations:
South Africa	129	115	383	139
Australia	90	103	311	346
The Netherlands	53	58	170	195
Total	$491	$487	$1,486	$1,350

Total assets by segment were as follows:

	September 30, 2013	December 31, 2012
Mineral Sands	$2,948	$3,164
Pigment	1,726	1,680
Corporate and Other	1,167	725
Eliminations	(56)	(58)
Total	$5,785	$5,511

Property, plant and equipment, net and mineral leaseholds, net, by geographic region, were as follows:

	September 30, 2013	December 31, 2012
U.S. operations	$198	$196
International operations:
South Africa	1,046	1,263
Australia	1,247	1,348
The Netherlands	54	55
Total	$2,545	$2,862

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

In May 2009, the Company commenced an adversary proceeding in the Bankruptcy Court against Kerr-McGee and its new parent, Anadarko, related to the 2005 Spin-Off of Tronox (Tronox Inc. v. Anadarko Petroleum Corp. (In re Tronox Inc.), 09-1198, U.S. Bankruptcy Court, Southern District New York (Manhattan)) (the “Anadarko Litigation”). Pursuant the Plan, the Company assigned the rights to any pre-tax proceeds that may be recovered in the Anadarko Litigation to its creditors.

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

On June 13, 2013, the Bankruptcy Court entered a Final Decree and ordered that the bankruptcy cases, other than the adversary proceedings with Anadarko Petroleum Corporation (“Anadarko”), be closed.

23. Guarantor Condensed Consolidated Financial Statements

Our obligations under the Notes are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by each current and future U.S. restricted subsidiary, other than excluded subsidiaries that guarantee any indebtedness of Tronox Limited or our restricted subsidiaries. Our subsidiaries that do not guarantee the Notes are referred to as the “Non-Guarantor Subsidiaries.” The Guarantor Condensed Consolidated Financial Data presented below presents the statements of operations, statements of comprehensive income, balance sheets and statements of cash flow data for: (i) Tronox Limited (the “Parent Company”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis (which is derived from Tronox historical reported financial information); (ii) the Parent Company, alone (accounting for our Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on an equity basis under which the investments are recorded by each entity owning a portion of another entity at cost, adjusted for the applicable share of the subsidiary’s cumulative results of operations, capital contributions and distributions, and other equity changes); (iii) the Guarantor Subsidiaries alone; and (iv) the Non-Guarantor Subsidiaries alone.

The guarantor condensed consolidated financial statements are presented on a legal entity basis, not on a business segment basis.

GUARANTOR CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three months ended September 30, 2013

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net Sales	$491	$(61)	$—	$326	$226
Cost of goods sold	437	(84)	—	326	195
Gross Margin	54	23	—	—	31
Selling, general and administrative expenses	45	(1)	2	32	12
Income from Operations	9	24	(2)	(32)	19
Interest and debt expense	(32)	—	137	(159)	(10)
Other income (expense)	(10)	(44)	—	(3)	37
Equity in earnings of subsidiary	—	135	(135)	—	—
Income (Loss) before Income Taxes	(33)	115	—	(194)	46
Income tax benefit (provision)	(8)	—	(50)	52	(10)
Net Income (Loss)	(41)	115	(50)	(142)	36
Income attributable to noncontrolling interest	8	—	—	8	—
Net Income (Loss) attributable to Tronox Limited	$(49)	$115	$(50)	$(150)	$36

GUARANTOR CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months ended September 30, 2013

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net Sales	$1,486	$(256)	$—	$994	$748
Cost of goods sold	1,350	(256)	—	968	638
Gross Margin	136	—	—	26	110
Selling, general and administrative expenses	137	(3)	11	98	31
Income from Operations	(1)	3	(11)	(72)	79
Interest and debt expense	(94)	—	410	(483)	(21)
Other income (expense)	18	(44)	1	5	56
Equity in earnings of subsidiary	—	391	(391)	—	—
Income (Loss) before Income Taxes	(77)	350	9	(550)	114
Income tax benefit (provision)	(10)	—	(128)	143	(25)
Net Income (Loss)	(87)	350	(119)	(407)	89
Income attributable to noncontrolling interest	32	—	—	32	—
Net Income (Loss) attributable to Tronox Limited	$(119)	$350	$(119)	$(439)	$89

GUARANTOR CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three months ended September 30, 2013

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net Income (Loss):
Net Income (Loss)	$(41)	$115	$(50)	$(142)	$36
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(5)	—	—	—	(5)
Amortization of actuarial losses, net of taxes	1	—	—	2	(1)
Other comprehensive income (loss)	(4)	—	—	2	(6)
Total comprehensive income (loss)	(45)	115	(50)	(140)	30
Comprehensive income (loss) attributable to noncontrolling interest:
Net income	8	—	—	8	—
Foreign currency translation adjustments	(6)	—	—	(6)	—
Comprehensive income (loss) attributable to noncontrolling interest	2	—	—	2	—
Comprehensive income (loss) attributable to Tronox Limited	$(47)	$115	$(50)	$(142)	$30

GUARANTOR CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Nine Months ended September 30, 2013

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net Income (Loss):
Net Income (Loss)	$(87)	$350	$(119)	$(407)	$89
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(206)	—	—	—	(206)
Amortization of actuarial losses, net of taxes	1	—	—	2	(1)
Other comprehensive income (loss)	(205)	—	—	2	(207)
Total comprehensive income (loss)	(292)	350	(119)	(405)	(118)
Comprehensive income (loss) attributable to noncontrolling interest:
Net income	32	—	—	32	—
Foreign currency translation adjustments	(57)	—	—	(57)	—
Comprehensive income (loss) attributable to noncontrolling interest	(25)	—	—	(25)	—
Comprehensive income (loss) attributable to Tronox Limited	$(267)	$350	$(119)	$(380)	$(118)

GUARANTOR CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2013

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Assets
Cash and cash equivalents	$1,457	$—	$339	$934	$184
Investment in subsidiaries	—	(998)	(1,012)	1,553	457
Property, plant and equipment, net	1,276	—	—	716	560
Mineral leaseholds, net	1,269	—	—	730	539
Other assets	1,783	(9,275)	6,422	2,397	2,239
Total Assets	$5,785	$(10,273)	$5,749	$6,330	$3,979
Liabilities and Equity
Long-term debt	$2,386	$—	$—	$901	$1,485
Other liabilities	878	(9,224)	1,426	8,085	591
Total Liabilities	3,264	(9,224)	1,426	8,986	2,076
Total Equity	2,521	(1,049)	4,323	(2,656)	1,903
Total Liabilities and Equity	$5,785	$(10,273)	$5,749	$6,330	$3,979

GUARANTOR CONDENSED CONSOLIDATED BALANCE SHEETS

As of December 31, 2012

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Assets
Cash and cash equivalents	$716	$—	$533	$82	$101
Investment in subsidiaries	—	(1,595)	(622)	1,760	457
Property, plant and equipment, net	1,423	—	—	747	676
Mineral leaseholds, net	1,439	—	—	796	643
Other assets	1,933	(8,300)	6,044	2,582	1,607
Total Assets	$5,511	$(9,895)	$5,955	$5,967	$3,484
Liabilities and Equity
Long-term debt	$1,605	$—	$—	$902	$703
Other liabilities	1,024	(8,248)	1,442	7,111	719
Total Liabilities	2,629	(8,248)	1,442	8,013	1,422
Total Equity	2,882	(1,647)	4,513	(2,046)	2,062
Total Liabilities and Equity	$5,511	$(9,895)	$5,955	$5,967	$3,484

GUARANTOR CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months ended September 30, 2013

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Cash Flows from Operating Activities
Net income (loss)	$(87)	$350	$(119)	$(407)	$89
Other	297	(350)	10	1,302	(665)
Cash provided by (used in) operating activities	210	—	(109)	895	(576)
Cash Flows from Investing Activities:
Capital expenditures	(104)	—	—	(43)	(61)
Cash used in investing activities	(104)	—	—	(43)	(61)
Cash Flows from Financing Activities
Repayments of debt	(185)	—	—	—	(185)
Proceeds from borrowings	945	—	—	—	945
Debt issuance costs	(29)	—	—	—	(29)
Dividends paid	(86)	—	(86)	—	—
Proceeds from the conversion of warrants	1	—	1	—	—
Cash provided by (used in) financing activities	646	—	(85)	—	731
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(11)	—	—	—	(11)
Net Increase (Decrease) in Cash and Cash Equivalents	741	—	(194)	852	83
Cash and Cash Equivalents at Beginning of Period	716	—	533	82	101
Cash and Cash Equivalents at End of Period	$1,457	$—	$339	$934	$184

GUARANTOR CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three months ended September 30, 2012

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net Sales	$487	$(46)	$—	$321	$212
Cost of goods sold	444	(28)	—	271	201
Gross Margin	43	(18)	—	50	11
Selling, general and administrative expenses	60	(1)	1	49	11
Income from Operations	(17)	(17)	(1)	1	—
Interest and debt expense	(18)	—	137	(158)	3
Other income (expense)	—	—	—	(5)	5
Equity in earnings of subsidiary	—	102	(102)	—	—
Income (Loss) before Income Taxes	(35)	85	34	(162)	8
Income tax benefit (provision)	34	—	(36)	60	10
Net Income (Loss)	(1)	85	(2)	(102)	18
Income attributable to noncontrolling interest	2	—	—	2	—
Net Income (Loss) attributable to Tronox Limited	$(3)	$85	$(2)	$(104)	$18

GUARANTOR CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Nine months ended September 30, 2012

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net Sales	$1,350	$(96)	$—	$1,048	$398
Cost of goods sold	1,025	(82)	—	770	337
Gross Margin	325	(14)	—	278	61
Selling, general and administrative expenses	207	(3)	39	148	23
Income from Operations	118	(11)	(39)	130	38
Interest and debt expense	(40)	—	—	(18)	(22)
Other income (expense)	(4)	37	160	(171)	(30)
Gain on bargain purchase	1,055	—	1,055	—	—
Equity in earnings of subsidiary	—	1,092	(1,094)	2	—
Income (Loss) before Income Taxes	1,129	1,118	82	(57)	(14)
Income tax benefit (provision)	100	—	(32)	119	13
Net Income (Loss)	1,229	1,118	50	62	(1)
Income attributable to noncontrolling interest	2	—	—	2	—
Net Income (Loss) attributable to Tronox Limited	$1,227	$1,118	$50	$60	$(1)

GUARANTOR CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three months ended September 30, 2012

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net Income (Loss):
Net Income (Loss)	$(1)	$85	$(2)	$(102)	$18
Other Comprehensive Income:
Foreign currency translation adjustments	14	—	—	—	14
Other comprehensive income	14	—	—	—	14
Total comprehensive income	13	85	(2)	(102)	32
Comprehensive income attributable to noncontrolling interest:
Income attributable to noncontrolling interest	2	—	—	2	—
Foreign currency translation adjustments	3	—	—	3	—
Comprehensive income attributable to noncontrolling interest	5	—	—	5	—
Comprehensive income (loss) attributable to Tronox Limited	$8	$85	$(2)	$(107)	$32

GUARANTOR CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Nine months ended September 30, 2012

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net Income (Loss):
Net Income (Loss)	$1,229	$1,118	$50	$62	$(1)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	47	19	—	(2)	30
Retirement and postretirement plans adjustments, net of tax	—	—	—	(17)	17
Deferred Tax	—	—	—	(3)	3
Other comprehensive income (loss)	47	19	—	(22)	50
Total comprehensive income	1,276	1,137	50	40	49
Comprehensive income attributable to noncontrolling interest:
Income attributable to noncontrolling interest	2	—	—	2	—
Foreign currency translation adjustments	13	—	—	13	—
Comprehensive income attributable to noncontrolling interest	15	—	—	15	—
Comprehensive income attributable to Tronox Limited	$1,261	$1,137	$50	$25	$49

GUARANTOR CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months ended September 30, 2012

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Cash Flows from Operating Activities
Net income (loss)	$1,229	$1,118	$50	$62	$(1)
Gain on bargain purchase	(1,055)	—	(1,055)	—	—
Other	(99)	(1,118)	1,441	154	(576)
Cash provided by (used in) operating activities	75	—	436	216	(577)
Cash Flows from Investing Activities:
Capital expenditures	(91)	—	—	(61)	(30)
Cash received in acquisition of mineral sands business, net of cash paid	114	—	114	—	—
Cash provided by (used in) investing activities	23	—	114	(61)	(30)
Cash Flows from Financing Activities
Reductions of debt	(583)	—	—	(481)	(102)
Proceeds from borrowings	1,690	—	—	943	747
Debt issuance costs	(20)	—	—	—	(20)
Paid dividends	(32)	—	(32)	—	—
Merger consideration	(193)	—	(193)	—	—
Class A ordinary share repurchases	(326)	—	(326)	—	—
Proceeds from conversion of warrants	1	—	1	—	—
Shares purchased for the Employee Participation Program	(15)	—	—	—	(15)
Cash provided by (used in) financing activities	522	—	(550)	462	610
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	—	—
Net Increase (Decrease) in Cash and Cash Equivalents	620	—	—	617	3
Cash and Cash Equivalents at Beginning of Period	154	—	—	107	47
Cash and Cash Equivalents at End of Period	$774	$—	$—	$724	$50

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

We have two reportable operating segments, Mineral Sands and Pigment. Corporate and other is comprised of our electrolytic manufacturing and marketing operations, as well as our corporate activities.

The Mineral Sands segment includes the exploration, mining and beneficiation of mineral sands deposits. These operations produce titanium feedstock, including chloride slag, slag fines and rutile, as well as zircon and pig iron. Titanium feedstock is used primarily to manufacture TiO2. Zircon is a mineral which is primarily used as an opacifier in ceramic glazes for tiles, plates, dishes and industrial products. Pig iron is a metal material used in the steel and metal casting industries to create wrought iron, cast iron and steel.

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

Acquisition of Mineral Sands Business

Because we believe that becoming vertically integrated will benefit us by assuring our access to critical supply, retaining cash and margin in the Company, and enabling general operating flexibility, we acquired a global producer of mineral sands with production facilities and sales and marketing presence strategically positioned throughout the world. Specifically, we acquired 74% of Exxaro Resources Ltd’s (“Exxaro”) South African mineral sands operations, including its Namakwa and KZN Sands mines, separation and slag furnaces, along with its 50% share of the Tiwest Joint Venture in Western Australia (together the “mineral sands business”) (the “Transaction”). On June 15, 2012, the date of the Transaction (the “Transaction Date”), the existing business of Tronox Incorporated was combined with the mineral sands business under Tronox Limited. As such, as of the Transaction Date, we own 100% of the operations formerly operated by the Tiwest Joint Venture.

Prior to the Transaction Date, Tronox Incorporated operated the Tiwest Joint Venture with Exxaro Australia Sands Pty Ltd., a subsidiary of Exxaro, which operated a chloride process TiO2 plant located in Kwinana, Western Australia, a mining operation in Cooljarloo, Western Australia, and a mineral separation plant and a synthetic rutile processing facility, both in Chandala, Western Australia.

Recent Developments

Fairbreeze Water Use License — During the week of November 4, 2013, Tronox received notice that the Mtunzini Conservancy has filed an appeal of the Water Use License granted by the South African Department of Water Affairs for our KwaZulu-Natal Fairbreeze mine. The filing of the appeal requires Tronox to suspend on-going construction at the mine site. Tronox plans to file a petition with the Ministry to lift the stay and continue construction on the site while the appeal is pending before a South African Tribunal.   While the appeal and subsequent stay on construction were anticipated in our operating planning, there can be no assurance regarding the Ministry’s disposition of our petition.

Dividends Declared — On November 5, 2013, the Board declared a quarterly dividend of $0.25 per share to holders of our Class A Shares and Class B Shares at the close of business on November 18, 2013, totaling $29 million, which will be paid on December 3, 2013. On August 6, 2013, the Board declared a quarterly dividend of $0.25 per share to holders of our Class A Shares and Class B Shares at the close of business on August 19, 2013, totaling $29 million, which was paid on September 4, 2013. During the nine months ended September 30, 2013, the Company paid dividends of $86 million. See Note 15 of Notes to unaudited Condensed Consolidated Financial Statements.

Liquidation of a Non-operating Subsidiary — On September 12, 2013, we completed the liquidation of our non-operating Zurich branch of Tronox Luxembourg S.a.r.l., and recognized a noncash loss from the realization of cumulative translation adjustments of $10 million, which was recorded in “Other income (expense)” on the unaudited Condensed Consolidated Statements of Operations. See Note 15 of Notes to unaudited Condensed Consolidated Financial Statements.

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

Vertical Integration — Our integration plan is on track to more fully demonstrate the material cost advantages it gives us. The vertical integration of titanium feedstock and TiO2 production provides us with a secure and cost competitive supply of high grade titanium feedstock over the long term. Our ability to supply all of the feedstock that our pigment operations require enables us to balance our consumption and sales in ways that we believe our competitors cannot. Beginning with the first quarter of 2013, titanium feedstock sold internally to the pigment segment increased. As a result, during the first quarter of 2013, we cancelled, at our option and without penalty, contracts with two external ore suppliers. During the third quarter of 2013, all Pigment segment feedstock purchases were from the Mineral Sands segment.

Mineral Sands — Titanium feedstock selling prices declined during the third quarter of 2013 and will remain under pressure into the fourth quarter. A moderate decline in pricing may occur for certain feedstock products into specific applications before a recovery that is expected during the first half of 2014.  Both zircon and low manganese pig iron pricing remained in a narrow range from second quarter levels into the third quarter and price stability is forecast for the fourth quarter.

Pigment — During the third quarter of 2013, average feedstock costs were $1,188 per metric ton, down from $1,333 per metric ton in the second quarter of 2013. Additionally, during the third quarter of 2013, we saw stable demand of TiO2 sales volumes across all regions compared to the second quarter of 2013; however, we experienced a slight decrease in selling prices during the third quarter.

Competition — We operate in highly competitive markets, and face competition not only from chloride process pigment producers, but also sulphate process pigment producers. Moreover, because transportation costs are minor relative to the cost of our product, there is also some competition between products produced in one region versus products produced in another region.

Seasonality — The demand for TiO2 during a given year is subject to seasonal fluctuations. Because TiO2 is widely used in paint and other coatings, titanium feedstock is in higher demand prior to the painting season (spring and summer in the Northern Hemisphere), and pig iron is in lower demand during the European summer holidays, when many steel plants and foundries undergo maintenance. Zircon generally is a non-seasonal product but is negatively impacted by the Chinese winter and New Year celebrations due to reduced zircon demand from China.

Currency Exchange Rates — The financial condition and results of operations of our operating entities in The Netherlands, Australia and South Africa are reported in various foreign currencies and then converted into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. As a result, any volatility of the U.S. dollar against these foreign currencies creates uncertainty and may have a positive or negative impact on reported sales and operating results. Foreign currency effects appear in our financial statements in several ways. First, they impact reported amounts of revenues and expenses and are embedded in each line item of the financial statements. Second, for remeasurements in reported asset and liability amounts, changes are reported in either other income (expense) on the unaudited Condensed Consolidated Statements of Operations or in cumulative translation adjustments in “Accumulated other comprehensive income (loss)” on the unaudited Condensed Consolidated Balance Sheets. For the three and nine months ended September 30, 2013, the U.S. dollar strengthened approximately 2% and 13%, respectively, against the South African Rand, while remaining relatively flat against both the Euro and the Australian dollar.

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

Consolidated Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Variance	2013	2012	Variance
Net Sales	$491	$487	$4	$1,486	$1,350	$136
Cost of goods sold	437	444	(7)	1,350	1,025	325
Gross Margin	54	43	11	136	325	(189)
Selling, general and administrative expenses	45	60	(15)	137	207	(70)
Income (Loss) from Operations	9	(17)	26	(1)	118	(119)
Interest and debt expense	(32)	(18)	(14)	(94)	(40)	(54)
Other income (expense)	(10)	—	(10)	18	(4)	22
Gain on bargain purchase	—	—	—	—	1,055	(1,055)
Income (Loss) before Income Taxes	(33)	(35)	2	(77)	1,129	(1,206)
Income tax provision	(8)	34	(42)	(10)	100	(110)
Net (Loss) Income	(41)	(1)	(40)	(87)	1,229	(1,316)
Income attributable to noncontrolling interest	8	2	6	32	2	30
Net (Loss) Income attributable to Tronox Limited	$(49)	$(3)	$(46)	$(119)	$1,227	$(1,346)

Net sales for the third quarter of 2013 and nine months ended September 30, 2013 increased 1% and 10%, respectively. The increase in net sales for the three months ended September 30, 2013 is primarily due to higher volumes of $161 million and favorable currency translation of $4 million, offset by lower pricing and mix of $161 million. The increase in net sales for the nine months ended September 30, 2013 reflects the impact of the acquired businesses of $273 million and higher volumes across all business units of $259 million, partially offset by lower selling prices and mix of $396 million. Higher volumes in the pigment business primarily reflect an increase in shipments to the Asia-Pacific, North American and European regions, while Mineral Sands volumes grew due to stronger sales of zircon. Lower prices primarily resulted from softening market demand in the pigment business due to industry destocking and regional sales mix. The impact of foreign currency exchange rates was negligible on the nine months ended September 30, 2013 as compared to 2012.

Cost of goods sold for the third quarter of 2013 decreased 2% while cost of goods sold for the nine months ended September 30, 2013 increased 32%.  The three months comparison principally reflects the impact of the higher volumes in both pigment and mineral sands business of $118 million, partially offset by lower ore and production costs of $109 million and favorable currency translation of $16 million.  The nine months comparison principally reflects the impact of the acquired business of $191 million and higher volumes in both pigment and mineral sands business of $185 million, partially offset by lower ore and production costs of $30 million and favorable currency translation of $21million. For the three and nine months ended September 30, 2013, cost of goods sold includes a net credit of $24 million and $18 million, respectively, related to noncash amortization of inventory step-up and unfavorable ore sales contracts as a result of our purchase price allocation compared to a net charge of $64 million and $85 million for the three and nine months ended September 30, 2012, respectively.

Our gross margin increased during the third quarter of 2013 to 11% of net sales as compared to 9% of net sales in the third quarter of 2012. The increase for the quarter was primarily due to lower costs and favorable currency translation outpacing lower selling prices. During the nine months ended September 30, 2013, our gross margin decreased to 9% of net sales as compared to 24% of net sales in the same period during 2012. The decrease for the nine months was principally due to lower selling prices offset by a favorable change in mix towards minerals sands products. For the three months ended September 30, 2013 and 2012, net noncash depreciation, depletion and amortization of $51 million and $27 million, respectively, as a result of purchase accounting impacted the gross margin by 10% and 6%, respectively. For the nine months ended September 30, 2013 and 2012, net noncash depreciation, depletion and amortization of $115 million and $32 million, respectively, as a result of purchase accounting impacted the gross margin by 8% and 2%, respectively.

Selling, general and administrative expenses for the three and nine months ended September 30, 2013 decreased 25% and 34%, respectively. The net decrease during the quarter ended September 30, 2013 compared to the three months ended September 30, 2012 is primarily due to one-time costs incurred in connection with the acquisition of the Mineral Sands business of $12 million, comprised mainly of transaction and severance costs. During the nine months ended September 30, 2013, the acquired business contributed an incremental $6 million to our total selling, general and administrative costs compared to the same period in 2012. The remaining net decrease during 2013 compared to 2012 is primarily due to one-time costs incurred in connection with the acquisition of Mineral Sands business of $94 million, comprised of transfer taxes of $37 million and other transaction costs and severance of $36 million, as well as share-based compensation awards of $21 million.

The increase in interest and debt expense for the three and nine months is primarily attributable to interest expense on the $900 million aggregate principal amount of 6.375% senior notes due 2020 (the “Notes”), the Term Loan and the Term Facility, as detailed below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Variance	2013	2012	Variance
Notes	$14	$7	$7	$43	$7	$36
Term Loan	17	—	17	37	—	37
Term Facility	—	8	(8)	6	18	(12)
Other	1	3	(2)	8	15	(7)
Total	$32	$18	$14	$94	$40	$54

Other expense during the three months ended September 30, 2013 is primarily attributable to a $10 million loss in the third quarter of 2013 related to the realization of cumulative translation adjustments on the liquidation of a subsidiary. Other income in the nine months ended September 30, 2013 is primarily attributable to a gain on foreign currency exchange rates of $28 million due to a strengthening U.S. dollar as compared to the South African Rand and Australian dollar, as well as interest income of $5 million, partially offset by a $10 million loss related to the realization of cumulative translation adjustments on the liquidation of a subsidiary and a $4 million loss on the early extinguishment of debt.

The negative effective tax rates for the three months and the nine months ended September 30, 2013, differ from the Australian statutory rate of 30% primarily due to withholding tax accruals, prior year true-ups, valuation allowances in various jurisdictions, and income in foreign jurisdictions taxed at rates different than 30%.

The negative effective tax rate for the nine months ended September 30, 2012, differs from the U.S. statutory rate of 35% primarily as a consequence of the Company re-domiciling in Australia. Because the Australian tax laws provide for a resetting of the tax basis of the business assets to market value, the Company recorded a tax benefit related to this market value basis adjustment. The overall tax benefit from this basis adjustment increase was partially offset by a valuation allowance established for the portion of the tax benefit which the Company believes will not be realized. Because this basis change did not pertain to an entity acquired in the Transaction, this net tax benefit was recorded through tax expense and did not impact the Company’s gain on bargain purchase.

Operations Review of Segment Revenue and Profit

Net Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Variance	2013	2012	Variance
Mineral Sands segment	$245	$272	$(27)	$855	$444	$411
Pigment segment	300	280	20	892	990	(98)
Corporate and other	35	38	(3)	97	97	0
Eliminations	(89)	(103)	14	(358)	(181)	(177)
Net Sales	$491	$487	$4	$1,486	$1,350	$136

Mineral Sands segment

Net sales for the third quarter of 2013 decreased 10% principally due to lower selling prices of $115 million, offset by a $88 million increase due to sales volumes.  Minerals Sands selling prices declined across all product lines, especially zircon and rutile. Minerals sales volumes were higher primarily due to higher zircon volumes and to increased shipments of synthetic rutile to our pigments business, as we achieve full internal sourcing.

Net sales for the nine months ended September 30, 2013 increased 93%, compared to the same periods in 2012, primarily attributable to the acquired business which, on a segment basis, contributed an incremental $461 million during 2013 versus 2012. The remaining net decrease for the nine months was principally due to lower selling prices of $190 million, offset by a $144 million increase due to sales volumes. Minerals Sands selling prices declined across all product lines, especially zircon and rutile. Minerals sales volumes were higher primarily due to higher zircon volumes and to increased shipments of synthetic rutile to our pigments business, as we achieve full internal sourcing. For the nine months ended September 30, 2013, the effect of changes in foreign currency negatively impacted mineral sands net sales by $4 million.

Pigment segment

Pigment segment net sales increased 7% during the third quarter of 2013 as compared to the third quarter of 2012. The increase is primarily due to higher volumes of $94 million, offset by a decrease in selling prices and mix of $77 million in the third quarter of 2013 compared to the third quarter of 2012. The volume impact reflects increased shipments to the North American, European and Asia-Pacific regions. For the three months ended September 30, 2013, the effect of changes in foreign currency translation positively impacted pigment net sales by $3 million.

Pigment segment net sales decreased 10% during the nine months ended September 30, 2013 as compared to the same period during 2012. The decrease is primarily due to a decrease in selling prices and mix of $264 million, offset by higher volumes of $162 million. The volume impact reflects increased shipments to the North American, European and Asia-Pacific regions. For the nine months ended September 30, 2013, the effect of changes in foreign currency translation positively impacted pigment net sales by $4 million.

Corporate and other

Corporate and other includes our electrolytic manufacturing business. Net sales decreased 8% during the third quarter of 2013 as compared to the third quarter of 2012. The change in electrolytic and other chemical products net sales was primarily due to decreased volumes of electrolytic manganese dioxide (“EMD”) and sodium chlorate.  Net sales increased 1% remained flat during the nine months ended September 30, 2013 as compared to the same period in 2012.

Income from Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Variance	2013	2012	Variance
Mineral Sands segment	$41	$32	$9	$205	$129	$76
Pigment segment	(29)	(4)	(25)	(153)	142	(295)
Corporate and other	(20)	(26)	6	(55)	(130)	75
Eliminations	17	(19)	36	2	(23)	25
Income (loss) from operations	9	(17)	26	(1)	118	(119)
Interest and debt expense	(32)	(18)	(14)	(94)	(40)	(54)
Other income (expense)	(10)	—	(10)	18	(4)	22
Gain on bargain purchase	—	—	—	—	1,055	(1,055)
Income (loss) from operations before taxes	(33)	(35)	2	(77)	1,129	(1,206)
Income tax provision	(8)	34	(42)	(10)	100	(110)
Net income (loss)	$(41)	$(1)	$(40)	$(87)	$1,229	$(1,316)

Mineral Sands segment

During the three months ended September 30, 2013, income from operations increased 28% compared to the same periods during 2012, which is primarily attributable to higher volumes of $42 million, lower production costs of $57 million and favorable currency translation of $24 million, offset by a $114 million decrease in selling prices. Cost of goods sold in the Mineral Sands segment in the three months ended September 30, 2013, includes a net credit of $24 million related to purchase accounting adjustments for inventory step-up and unfavorable contract amortization compared to a net noncash charge of $64 million in the three months ended September 30, 2012.

During the nine months ended September 30, 2013, income from operations increased 59% compared to the same periods during 2012. For the nine months ended September 30, 2013, the acquired businesses contributed an incremental $123 million to segment income from operations. The remaining decrease of $53 million during the nine months ended September 30, 2013 is primarily attributable to a $190 million decrease in selling prices offset by lower production costs of $52 million, higher volumes of $64 million and favorable currency translation of $25 million. Cost of goods sold in the Mineral Sands segment in the nine months ended September 30, 2013, includes a net credit of $18 million related to purchase accounting adjustments for inventory step-up and unfavorable contract amortization compared to a net noncash charge $74 million in the nine months ended September 30, 2012.

Pigment segment

During the three months ended September 30, 2013, income from operations decreased $25 million compared to the same period during 2012, which was primarily driven by lower selling prices and mix of $77 million, offset principally by lower unit costs of $51 million and higher volumes of $1 million during the third quarter of 2013.

During the nine months ended September 30, 2013, income from operations decreased over 100% compared to the same periods during 2012, which was primarily driven by lower selling prices and mix of $265 million, during the nine months ended September 30, 2013.

Corporate and other

Operations improved by $6 million and $75 million during the three and nine months ended September 30, 2013 compared to the same periods in 2012, respectively. The improvement for both periods was due to decrease in corporate SG&A costs (principally due to one-time costs associated with the acquisition of the mineral sands business), offset by slightly higher loss from operations of the electrolytic and other chemical products business.

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

•	Provide useful information in understanding and evaluating our operating results and comparing financial results across periods;

•	Provide a normalized view of our operating performance by excluding items that are either noncash or non-recurring in nature;

•	Enable investors to assess our compliance with financial covenants under our debt instruments; and

•	Adjusted EBITDA is one of the primary measures management uses for planning and budgeting processes and to monitor and evaluate financial and operating results.

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$(41)	$(1)	$(87)	$1,229
Interest and debt expense, net of interest income	29	17	89	39
Income tax provision (benefit)	8	(34)	10	(100)
Depreciation, depletion and amortization expense	92	71	238	124
EBITDA	88	53	250	1,292
Share-based compensation	5	2	16	29
Amortization of inventory step-up and unfavorable ore sales contracts from purchase price allocation, net	(24)	64	(18)	85
Gain on bargain purchase	—	—	—	(1,055)
Foreign currency remeasurement	4	(6)	(15)	(5)
Transaction related costs	—	12	—	73
Other items(a)	19	9	33	13
Adjusted EBITDA	$92	$134	$266	$432

(a)	Includes noncash pension and postretirement costs, accretion expense, severance expense, and other non-recurring items.

Financial Condition and Liquidity

The following table provides information for the analysis of our historical financial condition and liquidity:

	September 30, 2013	December 31, 2012
Cash and cash equivalents	$1,457	$716
Working capital (1)	$2,381	$1,706
Net debt (2)	$947	$929
Total assets	$5,785	$5,511
Total long-term debt	$2,404	$1,615

(1)	Represents excess of current assets over current liabilities.
(2)	Represents excess of debt over cash and cash equivalents.

As of September 30, 2013, our total liquidity was $1,814 million, which was comprised of $267 million available under the $300 million UBS Revolver (as defined below), $90 million available under the ABSA Revolver (as defined below) and $1,457 million in cash and cash equivalents. As of September 30, 2013, we had $25 million in letters of credit issued against the UBS Revolver.

At September 30, 2013, we held $1,457 million in cash and cash equivalents in the respective jurisdictions: $711 million in Europe, $446 million in Australia, $165 million in South Africa and $135 million in the United States. Our credit facilities limit transfers of funds from subsidiaries in the United States to certain foreign subsidiaries.

At September 30, 2013, Tronox Limited had various subsidiaries with positive earnings.  However, since Australia is a territorial taxing jurisdiction, they are not accessible for Australian tax purposes.  The Company has made no provision for deferred taxes for these undistributed earnings because they are considered to be indefinitely reinvested outside of the parents’ taxing jurisdictions. The distribution of these earnings in the form of dividends or otherwise may subject the Company to U.S. federal and state income taxes and potentially to foreign withholding taxes.

The use of our cash will include servicing our interest and debt repayment obligations, making pension contributions and funding capital expenditures for innovative initiatives, productivity enhancements and maintenance and safety requirements.

Capital Resources

Short-Term Debt

We have a $300 million global senior secured asset-based syndicated revolving credit agreement with UBS AG (the “UBS Revolver”) and a R900 million (approximately $90 million as of September 30, 2013) revolving credit facility with ABSA Bank Limited acting through its ABSA Capital Division (the “ABSA Revolver”). At September 30, 2013, we had not drawn on either revolver. At September 30, 2013, we had outstanding letters of credit, bank guarantees and performance bonds of approximately $45 million, of which $25 million in letters of credit were issued under the UBS Revolver and $18 million were bank guarantees issued by ABSA.

See Note 11 of Notes to unaudited Condensed Consolidated Financial Statements for additional information related to our short-term and long-term debt.

Debt Covenants

At September 30, 2013, we were in compliance with our debt covenants. See Note 11 of Notes to unaudited Condensed Consolidated Financial Statements for additional information related to our debt covenants.

Cash Flows

The following table presents cash flow for the periods indicated:

	Nine Months Ended September 30,
	2013	2012
Cash provided by operating activities	$210	$75
Cash (used in) provided by investing activities	(104)	23
Cash provided by financing activities	646	522
Effects of exchange rate changes on cash and cash equivalents	(11)	—
Net increase in cash and cash equivalents	$741	$620

Cash Flows from Operating Activities — Cash flows from operating activities for 2013 were a source of funds of $210 million compared to a source of funds of $75 million in 2012. The source of funds during 2013 was primarily attributable to a decrease in inventory offset by cash used in operations.

Cash Flows from Investing Activities — Net cash used by investing activities during 2013 reflects $104 million of capital expenditures. Capital expenditures for the remainder of 2013 are expected to be in the range of $70 million to $80 million.

Cash Flows from Financing Activities — Net cash provided by financing activities during 2013 of $646 million was comprised of the following:

Cash inflows:

•	Refinancing of the Senior Secured Term Loan with the Term Loan resulting in a cash inflow of $945 million.

Cash outflows:

•	Repayment of the Senior Secured Delayed Draw Term Loan of $149 million;

•	Repayment of the ABSA Revolver of $29 million;

•	Repayment of the Term Facility of $4 million;

•	Repayment of other debt of $3 million;

•	Payment of debt issuance costs associated with the refinancing of the Senior Secured Term Loan with the Term Loan of $29 million; and

•	Dividends paid of $86 million.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of September 30, 2013:

	Contractual Obligation Payments Due by Year
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt and lease financing (including interest) (1)	$3,267	$145	$288	$281	$2,553
Purchase obligations (2)	480	83	211	70	116
Operating leases	226	13	45	39	129
Total	$3,973	$241	$544	$390	$2,798

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

Credit Risk

A significant portion of our liquidity is concentrated in trade accounts receivable that arise from sales of TiO2 and titanium feedstock to customers in the TiO2 industry. The industry concentration has the potential to impact the Company’s overall exposure to credit risk, either positively or negatively, in that its customers may be similarly affected by changes in economic, industry or other conditions. The Company performs ongoing credit evaluations of its customers, and uses credit risk insurance policies from time to time as deemed appropriate to mitigate credit risk but generally does not require collateral. The Company maintains allowances for potential credit losses based on historical experience. For the period ended September 30, 2013, the Company’s ten largest TiO2 customers represented approximately 27% of total net sales; however, no single customer accounted for more than 10% of total net sales. For the period ended September 30, 2013, the Company’s ten largest mineral customers represented approximately 19% of total net sales with no single customer accounted for more than 10%.

Interest Rate Risk

Our exposure to interest rate risk is minimized by the fact that our $1.5 billion of floating rate debt includes a Libor floor of 1%. As such, Libor would need to increase from the rate in effect at September 30, 2013 to greater than 1% before our borrowing rate would increase. Using a sensitivity analysis as of September 30, 2013, a hypothetical 1% increase in interest rates would result in an increase to pre-tax income of approximately $11 million on an annualized basis. This is due to the fact that earnings on our floating rate financial assets of $1.5 billion at September 30, 2013 would increase by the full 1% while the interest expense on our floating rate debt would increase by less than the full 1%.

Foreign Exchange Risk

The Company manufactures and markets its products in a number of countries throughout the world and, as a result, is exposed to changes in foreign currency exchange rates, particularly in Australia, South Africa and The Netherlands. The exposure is more prevalent in South Africa and Australia as the majority of revenues are earned in U.S. dollars while expenses are incurred in local currencies. The foreign exchange risk in Europe however, is partially mitigated as the majority of revenues and expenses are in the same local currency creating a partially natural hedge. Since the Company is exposed to movements in the South African Rand and the Australian Dollar versus the US dollar, we have entered into forward contracts to buy and sell foreign currencies as “economic hedges” for these foreign currency transactions.

Item 4. Controls and Procedures

(a)  Disclosure Controls and Procedures

As of September 30, 2013, our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Report.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the third quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Legal — During 2013, the Western Australia Office of State Revenue (the “OSR”) reviewed their technical position on the imposition of stamp duty on the transfer of Tronox Incorporated’s shares related to Kerr-McGee’s restructuring in 2002 and from the share transfer related to the spinoff of Tronox Incorporated from Kerr-McGee in 2005. On October 20, 2012, the OSR rendered its assessment of $5 million, comprised of a primary stamp duty liability of $3 million and penalty tax of $2 million. As required by law, the Company paid the entire amount of the assessment in January 2013. On October 11, 2013, the OSR denied the Company’s objection to the interest penalty. The Company is assessing its future options with respect to this matter.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” included within our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2012. The risks described in the Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Form 8-K Current Report filed August 7, 2013, Entry into a Material Definitive Agreement, Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
10.2 20.1 20.2 20.3 20.4 31.1*

Form 8-K Current Report filed September 20, 2013.

Form S-4/A Registration Statement filed August 1, 2013.

Form S-4/A Registration Statement filed August 2, 2013.

Form S-4/A Registration Statement filed August 19, 2013.

Form S-4/A Registration Statement filed August 28, 2013.

Rule 13a-14(a) Certification of Thomas Casey.

31.2*	Rule 13a-14(a) Certification of Katherine C. Harper.

32.1*	Section 1350 Certification for Thomas Casey.

32.2*	Section 1350 Certification for Katherine C. Harper.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Each document marked with an asterisk is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2013

TRONOX LIMITED

By:	/s/ Thomas Casey
Name:	Thomas Casey
Title:	Chairman of the Board and Chief Executive Officer

By:	/s/ Katherine C. Harper
Name:	Katherine C. Harper
Title:	Senior Vice President and Chief Financial Officer