Form 10-K/A
period 2013-12-31
Tronox Ltd
filed 2014-03-26
CIK 1530804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to Annual Report on Form 10-K, or this Amendment, to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (Commission File Number 001-35573), or the Form 10-K, as filed by the registrant with the Securities and Exchange Commission on February 27, 2014. The purpose of this Amendment is to amend and restate Item 15. Exhibits, Financial Statement Schedules for the sole purpose of correcting an inadvertent clerical error relating to the presentation of the Exhibit Index to the Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No other changes have been made to the Form 10-K other than those described above. This Amendment does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2013.

1. Consolidated Financial Statements. Reference is made to the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules appearing at “Item 8. Financial Statements and Supplementary Data” in this report.

2. Consolidated Financial Statement Schedules. All financial statement schedules are omitted as they are inapplicable, or the required information has been included in the consolidated financial statements or notes thereto.

3. Exhibits. The Exhibits set forth on the accompanying Exhibit Index immediately following the Signatures are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of March 2014.

TRONOX LIMITED (Registrant)

By:	/s/ Richard L. Muglia
Name:	Richard L. Muglia
Title:	Senior Vice President, General Counsel & Secretary

Exhibit Index

Exhibit No.
2.1	Amended and Restated Transaction Agreement by and among Tronox Incorporated, Tronox Limited, Concordia Acquisition Corporation, Concordia Merger Corporation, Exxaro Resources Limited, Exxaro Holdings Sands (Proprietary) Limited and Exxaro International BV, dated as of April 20, 2012 (incorporated by reference to Annex A to the proxy statement/prospectus which forms a part of the Registration Statement on Form S-4 filed by Tronox Limited and Tronox Incorporated on May 4, 2012, Commission File No. 333-178835-01).

3.1	Constitution of Tronox Limited (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Tronox Limited on June 20, 2012, Commission File No. 001-35573).

4.1	Indenture, dated as of August, 20, 2012, among Tronox Finance LLC, Tronox Limited, the other guarantors named therein and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q filed by Tronox Limited on November 14, 2012, Commission File No. 333-178835-01).

4.2	Registration Rights Agreement, dated as of August 20, 2012, among Tronox Finance LLC, Tronox Limited, the other guarantors named therein and Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC and UBS Securities LLC, as representative of the initial purchasers (incorporated by reference to Exhibit 4.2 of the Quarterly Report on Form 10-Q filed by Tronox Limited on November 14, 2012, Commission File No. 333-178835-01 ).

4.3	First Supplemental Indenture, dated August 29, 2012, to the Indenture, dated as of August, 20, 2012 among Tronox Finance LLC, Tronox Limited, the other guarantors named therein and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.3 of the Quarterly Report on Form 10-Q filed by Tronox Limited on November 14, 2012, Commission File No. 333-178835-01).

10.1	Amended and Restated Warrant Agreement, dated as of June 15, 2012, by and between Tronox Incorporated, Tronox Limited, Computershare Inc. and its wholly-owned subsidiary, Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed by Tronox Limited on June 20, 2012, Commission File No. 333-178835-01).

10.2**	Employment Agreement entered into as of February 14, 2011 by and between Tronox LLC and John D. Romano (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-4 filed by Tronox Limited and Tronox Incorporated on December 30, 2011, Commission File Number 333-178835).

10.3**	Employment Agreement entered into as of February 14, 2011 by and between Tronox LLC and Michael J. Foster (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-4 filed by Tronox Limited and Tronox Incorporated on December 30, 2011, Commission File Number 333-178835).

10.4	Shareholders’ Agreement by and between Tronox Sands Holdings PTY Limited, Tronox Limited, Exxaro Resources Limited, Exxaro Sands (Proprietary) Limited and Exxaro TSA Sands Proprietary Limited (incorporated by reference to Exhibit 10.10 of the Current Report on Form 8-K filed by Tronox Limited on June 20, 2012, Commission File No. 333-178835-01).

10.5	Shareholder’s Deed dated June 15, 2012 by and between Tronox Limited, Thomas Casey, and Exxaro Resources Limited (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Tronox Limited on June 20, 2012, Commission File No. 333-178835-01).

10.6	Credit and Guaranty Agreement, dated February 8 2012, by and among Tronox Pigments (Netherlands) B.V., Tronox Incorporated, the guarantors listed therein, the lenders listed therein, and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.14 of the Registration Statement of Form S-4 filed by Tronox Limited and Tronox Incorporated on March 22, 2012, Commission File Number 333-178835).

10.07**	Employment Agreement entered into as of April 19, 2012 by and between Tronox LLC and Thomas J. Casey (incorporated by reference to Exhibit 10.15 of the Registration Statement on Form S-4 filed by Tronox Limited and Tronox Incorporated on April 23, 2012, Commission File Number 333-178835-01).

10.8**	Tronox Limited Management Equity Incentive Plan (incorporated by reference to Exhibit 10.16 of the Registration Statement on Form S-4 filed by Tronox Limited and Tronox Incorporated on April 23, 2012, Commission File Number 333-178835-01).

10.9	First Amendment to the Credit and Guaranty Agreement, dated May 11, 2012, by and among Tronox Pigments (Netherlands) B.V., Tronox Incorporated, Goldman Sachs Bank USA, the requisite lenders party thereto and the guarantors party thereto (incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2012 filed by Tronox Limited on February 28, 2013, Commission File Number 001-35573).

10.10	Technical Amendment to the Credit and Guaranty Agreement, dated June 12, 2012, by and among Goldman Sachs Bank USA and Tronox Pigments (Netherlands) B.V. (incorporated by reference to Exhibit 10.13 of the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2012 filed by Tronox Limited on February 28, 2013, Commission File Number 001-35573).

10.11	Transition Services Agreement, dated June 15, 2012, by and between Tronox Limited, Exxaro Resources Limited, Exxaro TSA Sands Proprietary Limited and Exxaro Sands (Proprietary) Limited (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Tronox Limited on June 20, 2012, Commission File No. 333-178835-01).

10.12	General Services Agreement, dated June 15, 2012, by and between Tronox Limited, Exxaro Resources Limited, Exxaro TSA Sands Proprietary Limited and Exxaro Sands (Proprietary) Limited (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by Tronox Limited on June 20, 2012, Commission File No. 333-178835-01).

10.13	Template Project Services Agreement, dated June 15, 2012, by and between Tronox Limited and Exxaro Resources Limited (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed by Tronox Limited on June 20, 2012, Commission File No. 333-178835-01).

10.14	Revolving Syndicated Facility Agreement, dated June 18, 2012, among Tronox Incorporated, Tronox Limited, Guarantors named therein, Lenders named therein, UBS Securities LLC, as Arranger, Bookmanager, Documentation Agent and Syndication Agent, UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent and Collateral Agent, UBS Loan Finance LLC, as Swingline Lender, and UBS AG, Stamford Branch, as Australian Security Trustee (incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K filed by Tronox Limited on June 20, 2012, Commission File No. 333-178835-01).

10.15	First Amendment to Revolving Syndicated Facility Agreement, dated August 8, 2012, among Tronox Limited, the other borrowers and the guarantors party thereto, the lenders party thereto and UBS AG, Stamford Branch (incorporated by reference to Exhibit 10.18 of the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2012 filed by Tronox Limited on February 28, 2013, Commission File Number 001-35573).

10.16**	Separation Agreement and Release entered into as of February 9, 2013, by and between Tronox Limited and Daniel D. Greenwell (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Tronox Limited on February 13, 2013, Commission File Number 001-35573).

10.17**	First Amendment to that Certain Employment Agreement entered into as of February 22, 2013, by and between Tronox LLC and Thomas J. Casey (incorporated by reference to Exhibit 10.21 of the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2012 filed by Tronox Limited on February 28, 2013, Commission File Number 001-35573).

10.18*	Single Tenant Industrial Lease by and between Le Petomane XXVII, Inc., not individually but solely in the representative capacity as the Trustee of the Nevada Environmental Response Trust, and Tronox LLC dated February 14, 2011.

10.19**	Tronox Limited Annual Performance Bonus Plan (incorporated by reference to Exhibit B of the Definitive Proxy Statement of Tronox Limited filed on Form DEF 14A on April 15, 2013, Commission File Number 001-35573).

10.20**	Employment Agreement entered into as of July 25, 2014 by and between Tronox LLC and Jean Francois Turgeon (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Tronox Limited on August 7, 2014, Commission File Number 001-35573).

10.21**	Employment Agreement entered into as of August 1, 2014 by and between Tronox LLC and Katherine C. Harper (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Tronox Limited on August 7, 2014, Commission File Number 001-35573).

12.1*	Ratio of Earnings to Fixed Charges.

14.1*	Tronox Code of Business Conduct, Code of Ethics.

21.1*	Subsidiaries of Tronox Limited.

23.1*	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm for Tronox Limited.

31.1+	Rule 13a-14(a) Certification of Thomas Casey.

31.2+	Rule 13a-14(a) Certification of Katherine C. Harper.

32.1*	Section 1350 Certification for Thomas Casey.

32.2*	Section 1350 Certification for Katherine C. Harper.

101.INS*	XBRL Instance Document (incorporated by reference to Exhibit 101.INS of the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2013 filed by Tronox Limited on February 27, 2014 (Commission File Number 001-35573).

101.SCH*	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH of the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2013 filed by Tronox Limited on February 27, 2014 (Commission File Number 001-35573).

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 21.1 of the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2013 filed by Tronox Limited on February 27, 2014 (Commission File Number 001-35573).

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.LAB of the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2013 filed by Tronox Limited on February 27, 2014 (Commission File Number 001-35573).

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF of the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2013 filed by Tronox Limited on February 27, 2014 (Commission File Number 001-35573).

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE of the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2013 filed by Tronox Limited on February 27, 2014 (Commission File Number 001-35573).

*	Previously filed or furnished with the Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission on February 27, 2014 which is amended hereby.
**	Indicates management contract or compensatory plan or arrangement.
+	Filed herewith.