Form 10-Q
period 2014-03-31
Tronox Ltd
filed 2014-05-08
CIK 1530804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014, the Registrant had 62,558,451 Class A ordinary shares and 51,154,280 Class B ordinary shares outstanding.

Item 1. Financial Statements (Unaudited)

Page No.
Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013	4
Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2014 and 2013	5
Unaudited Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013	6
Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013	7
Unaudited Condensed Consolidated Statements of Equity for the Three Months Ended March 31, 2014 and 2013	8
Notes to Unaudited Condensed Consolidated Financial Statements	9

TRONOX LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Millions of U.S. dollars, except share and per share data)

	Three Months Ended March 31,
	2014	2013
Net sales	$418	$470
Cost of goods sold	393	438

Gross profit	25	32
Selling, general and administrative expenses	(46)	(51)

Loss from operations	(21)	(19)
Interest and debt expense	(34)	(27)
Other income	—	2

Loss before income taxes	(55)	(44)
Income tax benefit (provision)	1	(1)

Net loss	(54)	(45)
Net income attributable to noncontrolling interest	4	12

Net loss attributable to Tronox Limited	$(58)	$(57)

Loss per share, basic and diluted	$(0.51)	$(0.50)

Weighted average shares outstanding, basic and diluted (in thousands)	113,577	113,317

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED

CONDENSED CONSOLIDATED STATEMENTS COMPREHENSIVE LOSS

(Unaudited)

(Millions of U.S. dollars)

	Three Months Ended March 31,
	2014	2013
Net loss	$(54)	$(45)
Other comprehensive income (loss):
Foreign currency translation adjustments	(8)	(119)
Retirement and postretirement plans, net of taxes of less than $1 million in each of the three months ended March 31, 2014 and 2013	3	1

Other comprehensive loss	(5)	(118)

Total comprehensive loss	(59)	(163)

Comprehensive income (loss) attributable to noncontrolling interest:
Net income	4	12
Foreign currency translation adjustments	(3)	(28)

Comprehensive income (loss) attributable to noncontrolling interest	1	(16)

Comprehensive loss attributable to Tronox Limited	$(60)	$(147)

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions of U.S. dollars, except share and per share data)

	March 31,	December 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$1,403	$1,478
Accounts receivable, net of allowance for doubtful accounts	327	308
Inventories, net	754	759
Prepaid and other assets	48	61
Deferred tax assets	35	47

Total current assets	2,567	2,653
Noncurrent Assets
Property, plant and equipment, net	1,245	1,258
Mineral leaseholds, net	1,185	1,216
Intangible assets, net	293	300
Long-term deferred tax assets	238	192
Other long-term assets, net	78	80

Total assets	$5,606	$5,699

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$161	$164
Accrued liabilities	116	146
Long-term debt due within one year	19	18
Income taxes payable	26	28
Deferred tax liabilities	8	7

Total current liabilities	330	363
Noncurrent Liabilities
Long-term debt	2,390	2,395
Pension and postretirement healthcare benefits	145	148
Asset retirement obligations	92	90
Long-term deferred tax liabilities	226	204
Other long-term liabilities	68	62

Total liabilities	3,251	3,262

Contingencies and Commitments
Shareholders’ Equity
Tronox Limited Class A ordinary shares, par value $0.01 — 64,190,320 shares issued and 62,535,672 shares outstanding at March 31, 2014 and 64,046,647 shares issued and 62,349,618 shares outstanding at December 31, 2013	1	1
Tronox Limited Class B ordinary shares, par value $0.01 — 51,154,280 shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Capital in excess of par value	1,454	1,448
Retained earnings	986	1,073
Accumulated other comprehensive loss	(286)	(284)

Total shareholders’ equity	2,155	2,238
Noncontrolling interest	200	199

Total equity	2,355	2,437

Total liabilities and equity	$5,606	$5,699

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Millions of U.S. dollars)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(54)	$(45)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	73	73
Deferred income taxes	—	3
Share-based compensation expense	5	5
Amortization of deferred debt issuance costs and discount on debt	2	2
Pension and postretirement healthcare benefit expense	1	2
Other noncash items affecting net loss	8	14
Contributions to employee pension and postretirement plans	(2)	(1)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(21)	(36)
(Increase) decrease in inventories	4	24
(Increase) decrease in prepaid and other assets	13	11
Increase (decrease) in accounts payable and accrued liabilities	(32)	(41)
Increase (decrease) in taxes payable	(7)	(7)
Other, net	(2)	(5)

Cash used in operating activities	(12)	(1)

Cash Flows from Investing Activities:
Capital expenditures	(31)	(45)

Cash used in investing activities	(31)	(45)

Cash Flows from Financing Activities:
Repayments of debt	(5)	(179)
Proceeds from debt	—	945
Debt issuance costs and commitment fees	—	(28)
Dividends paid	(29)	(29)
Proceeds from the exercise of warrants and options	1	1

Cash provided by (used in) financing activities	(33)	710

Effects of exchange rate changes on cash and cash equivalents	1	(5)

Net increase (decrease) in cash and cash equivalents	(75)	659
Cash and cash equivalents at beginning of period	1,478	716

Cash and cash equivalents at end of period	$1,403	$1,375

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(Millions of U.S. dollars)

	Tronox Limited Class A Ordinary Shares	Tronox Limited Class B Ordinary Shares	Capital in Excess of par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2013	$1	$—	$1,448	$1,073	$(284)	$2,238	$199	$2,437
Net income (loss)	—	—	—	(58)	—	(58)	4	(54)
Other comprehensive loss	—	—	—	—	(2)	(2)	(3)	(5)
Share-based compensation	—	—	5	—	—	5	—	5
Class A and Class B share dividends	—	—	—	(29)	—	(29)	—	(29)
Warrants and options exercised	—	—	1	—	—	1	—	1

Balance at March 31, 2014	$1	$—	$1,454	$986	$(286)	$2,155	$200	$2,355

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Millions of U.S. dollars, except share, per share and metric tons data or unless otherwise noted)

1.The Company

Tronox Limited and its subsidiaries (collectively referred to as “Tronox,” “we,” “us,” or “our”) is a public limited company registered under the laws of the State of Western Australia, Australia. We are a global leader in the production and marketing of titanium bearing mineral sands and titanium dioxide (“TiO2”) pigment. Our world-class, high performance TiO2 products are critical components of everyday applications such as paint and other coatings, plastics, paper and other applications. Our mineral sands business consists primarily of three product streams—titanium feedstock, zircon and pig iron. Titanium feedstock is primarily used to manufacture TiO2. Zircon, a hard, glossy mineral, is used for the manufacture of ceramics, refractories, TV screen glass and a range of other industrial and chemical products. Pig iron is a metal material used in the steel and metal casting industries to create wrought iron, cast iron and steel. We have global operations in North America, Europe, South Africa, and the Asia-Pacific region. We operate three TiO2 facilities at the following locations: Hamilton, Mississippi; Botlek, The Netherlands; and Kwinana, Western Australia, and we operate three separate mining operations: KwaZulu-Natal (“KZN”) Sands and Namakwa Sands both located in South Africa, and Cooljarloo located in Western Australia.

At March 31, 2014, Exxaro Resources Limited (“Exxaro”) held approximately 44.4% of the voting securities of Tronox Limited. Exxaro has agreed that through June 15, 2015, it would not engage in any transaction or other action, that would result in its beneficial ownership of the voting shares of Tronox Limited exceeding 45% of the total issued shares of Tronox Limited.

In addition, Exxaro has a 26% ownership interest in each of our Tronox KZN Sands (Pty) Ltd. and Tronox Mineral Sands (Pty) Ltd. subsidiaries in order to comply with the ownership requirements of the Black Economic Empowerment legislation in South Africa. Exxaro is entitled to exchange this interest for approximately 3.2% in additional Class B Shares under certain circumstances. Exxaro also has a 26% ownership interest in certain of our other non-operating subsidiaries. We account for such ownership interest as “Noncontrolling interest” in our condensed consolidated financial statements. During the three months ended March 31, 2014 and 2013, net income attributable to noncontrolling interest was $4 million and $12 million, respectively, with an offsetting comprehensive loss of $3 million and $28 million, respectively.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited, and have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements, and should be read in conjunction with the audited condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Condensed Consolidated Balance Sheet as of December 31, 2013 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP for complete financial statements.

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation. Our unaudited condensed consolidated financial statements include the accounts of all majority-owned subsidiary companies. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the manner and presentation in the current period.

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

Recent Accounting Pronouncements

During 2014, we adopted accounting standards update (“ASU”) 2013-5, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which addresses the treatment of the cumulative translation adjustment into net income when a parent either sells or liquidates a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The adoption of this guidance did not have an impact on our consolidated financial statements.

2. Anadarko Litigation

In May 2009, we commenced an adversary proceeding in the U.S. Bankruptcy Court for the Southern District of New York (Manhattan) (the “Bankruptcy Court”) against Kerr-McGee Corp. (“Kerr-McGee”) and its parent, Anadarko Petroleum Corp. (“Anadarko”), related to the 2005 Spin-Off of Tronox Incorporated (Tronox Incorporated v. Anadarko (In re Tronox Inc.)), 09-1198 (the “Anadarko Litigation”). Pursuant to the plan of reorganization, we assigned the rights to any pre-tax proceeds that may be recovered in the Anadarko Litigation.

On December 12, 2013, the Bankruptcy Court ruled in favor of the plaintiff, and found that Kerr-McGee acted with intent to delay, and hindered Tronox Incorporated’s creditors when it spun off Tronox Incorporated. The court held Anadarko liable, and indicated damages in the range of $5 billion to $14 billion, subject to a set off against claims that Anadarko filed as a creditor in Tronox Incorporated’s 2009 bankruptcy filing.

On April 3, 2014, a proposed settlement was reached with Anadarko for $5.15 billion. We will not receive any portion of the settlement amount. Instead, 88% of the $5.15 billion will go to trusts and other governmental entities for the remediation of polluted sites by Kerr-McGee. The remaining 12% will be distributed to a tort trust to compensate individuals injured as a result of Kerr-McGee’s environmental failures.

We received a private letter ruling from the U.S. Internal Revenue Service confirming that the trusts that held the claims against Anadarko are grantor trusts of Tronox Incorporated solely for federal income tax purposes. As a result, we should be entitled to tax deductions equal to the amount spent by the trusts to remediate environmental matters and to compensate the injured individuals. These deductions will accrue over the life of the trusts as the $5.15 billion is spent. We believe that these expenditures and the accompanying tax deductions may continue for decades.

No provision has been made in our consolidated financial statements for the proposed settlement, as it is subject to Bankruptcy Court approval.

3. Income Taxes

Our operations are conducted through our various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.

	Three Months Ended March 31,
	2014	2013
Income tax benefit (provision)	$1	$(1)
Loss before income taxes	$(55)	$(44)
Effective tax rate	2%	(2)%

The effective tax rate for each of the three months ended March 31, 2014 and 2013, differs from the Australian statutory rate of 30% primarily due to withholding tax accruals, valuation allowances in the United States, and income in foreign jurisdictions taxed at rates different than 30%.

We continue to maintain a valuation allowance related to the net deferred tax assets in the United States, excluding the deferred benefit for the alternative minimum tax credit. Future provisions for income taxes will include no tax benefits with respect to losses incurred and tax expense only to the extent of current alternative minimum tax and state tax payments until the valuation allowance in the United States is eliminated. Accounting Standards Codification (“ASC 740”), Income Taxes, requires that all available positive and negative evidence be weighted to determine whether a valuation allowance should be recorded.

4. Loss Per Share

The computation of basic and diluted loss per share for the periods indicated is as follows:

	Three Months Ended March 31,
	2014	2013
Numerator – Basic and Diluted:
Net loss	$(54)	$(45)
Less: Net income attributable to noncontrolling interest	4	12

Undistributed net loss	(58)	(57)
Percentage allocated to ordinary shares (1)	100%	100%

Loss available to ordinary shares	$(58)	$(57)

Denominator – Basic and Diluted:
Weighted-average ordinary shares (in thousands)	113,577	113,317

Loss per Ordinary Share (2):
Basic and diluted loss per ordinary share	$(0.51)	$(0.50)

(1)	Our participating securities do not have a contractual obligation to share in losses; therefore, when we have a net loss, none of the loss is allocated to participating securities. Consequently, for the three months ended March 31, 2014 and 2013, the two class method did not have an effect on our loss per ordinary share calculation, and as such, dividends paid during the year were not included for purposes of this calculation.
(2)	Loss per ordinary share amounts were calculated from exact, not rounded income (loss) and share information.

In computing diluted loss per share under the two-class method, we considered potentially dilutive shares. At March 31, 2014, 2,939,568 options with an average exercise price of $21.08, 357,295 Series A Warrants and 465,129 Series B Warrants, with exercise prices of $59.30 and $65.44, respectively, and 1,002,232 restricted share units with an average price of $22.04 were not recognized in the diluted loss per share calculation as they were anti-dilutive. At March 31, 2013, 2,027,304 options with an average exercise price of $20.56, 357,570 Series A Warrants and 465,465 Series B Warrants, with exercise prices of $60.81 and $67.11, respectively, and 324,472 restricted share units with an average price of $20.99 were not recognized in the diluted loss per share calculation as they were anti-dilutive.

5. Accounts Receivable

	March 31,	December 31,
	2014	2013
Trade receivables	$321	$304
Other	8	6

Gross	329	310
Allowance for doubtful accounts	(2)	(2)

Net	$327	$308

Bad debt expense recorded on the unaudited Condensed Consolidated Statements of Operations was less than $1 million for each of the three months ended March 31, 2014 and 2013, respectively.

6. Inventories

	March 31,	December 31,
	2014	2013
Raw materials	$234	$218
Work-in-process	49	45
Finished goods	362	390
Materials and supplies, net (1)	109	106

Total	$754	$759

(1)	Consists of processing chemicals, maintenance supplies, and spare parts, which will be consumed directly and indirectly in the production of our products.

Finished goods includes inventory on consignment to others of $41 million and $48 million at March 31, 2014 and December 31, 2013, respectively. At both March 31, 2014 and December 31, 2013, inventory obsolescence reserves were $13 million. At March 31, 2014, we recognized a $13 million net lower of cost or market charge due to market price declines in ilmenite (feedstock), which is included in “Cost of goods sold” on the unaudited Condensed Consolidated Statements of Operations.

7. Property, Plant and Equipment

	March 31,	December 31,
	2014	2013
Land and land improvements	$81	$79
Buildings	192	181
Machinery and equipment	1,198	1,156
Construction-in-progress	102	133
Other	28	28

Total	1,601	1,577
Less accumulated depreciation and amortization	(356)	(319)

Net	$1,245	$1,258

Depreciation expense related to property, plant and equipment during the three months ended March 31, 2014 and 2013 was $39 million and $42 million, respectively.

8. Mineral Leaseholds

	March 31,	December 31,
	2014	2013
Mineral leaseholds	$1,384	$1,388
Less accumulated depletion	(199)	(172)

Net	$1,185	$1,216

Depletion expense related to mineral leaseholds during the three months ended March 31, 2014 and 2013 was $27 million and $24 million, respectively.

9. Intangible Assets

	March 31, 2014			December 31, 2013
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$294	$(64)	$230	$294	$(59)	$235
TiO2 technology	32	(5)	27	32	(5)	27
Internal-use software	42	(7)	35	42	(6)	36
Other	7	(6)	1	7	(5)	2

Total	$375	$(82)	$293	$375	$(75)	$300

Amortization expense related to intangible assets during each of the three months ended March 31, 2014 and 2013 was $7 million. Estimated future amortization expense related to intangible assets is $20 million for the remainder of 2014, $27 million for 2015, $25 million for 2016, $25 million for 2017, $25 million for 2018, and $171 million thereafter.

10. Accrued Liabilities

	March 31,	December 31,
	2014	2013
Employee-related costs and benefits	$47	$55
Taxes other than income taxes	40	44
Interest	8	22
Sales rebates	16	18
Other	5	7

Total	$116	$146

11. Debt

Short-term Debt

UBS Revolver

We have a global senior secured asset-based syndicated revolving credit facility with UBS AG (the “UBS Revolver”) with a maturity date of June 18, 2017. The UBS Revolver provides us with a committed source of capital with a principal borrowing amount of up to $300 million, subject to a borrowing base. At March 31, 2014 and December 31, 2013, our borrowing base was $235 million and $210 million, respectively. During each of the three months ended March 31, 2014 and 2013, we had no borrowings or repayments on the UBS Revolver.

ABSA Revolving Credit Facility

We have a R900 million (approximately $86 million at March 31, 2014) revolving credit facility with ABSA Bank Limited (“ABSA”) acting through its ABSA Capital Division (the “ABSA Revolver”) with a maturity date of June 14, 2017. During the three months ended March 31, 2014, we had no borrowings or repayments on the ABSA Revolver. During the three months ended March 31, 2013, we had no borrowings and repayments of $30 million on the ABSA Revolver. The average effective interest rate was 8.5% during the three months ended March 31, 2013.

Long-term Debt

	Original Principal	Annual Interest Rate	Maturity Date	March 31, 2014	December 31, 2013
Term Loan, net of unamortized discount (1)	$1,500	Variable (2)	3/19/2020	$1,479	$1,482
Senior Notes	$900	6.375%	8/15/2020	900	900
Co-generation Unit Financing Arrangement	$16	6.5%	2/1/2016	5	6
Capital leases				25	25

Total debt				2,409	2,413
Less: Long-term debt due in one year				(19)	(18)

Long-term debt				$2,390	$2,395

(1)	Average effective interest rate of 4.9% and 4.8% during the three months ended March 31, 2014 and 2013, respectively.
(2)	The Term Loan bore interest at our option at either: (i) 2.5% plus the base rate defined as the greater of the prime lending rate quoted in the print edition of The Wall Street Journal or the Federal Funds Effective rate in effect on such day plus one half of 1%; provided, however, that the Base Rate is not less than 2% per annum; or (ii) 3.5% plus the greater of the 3 month LIBOR Eurodollar rate or 1%.

Term Loan

On March 19, 2013, we, along with our wholly-owned subsidiary, Tronox Pigments (Netherlands) B.V., and certain of our subsidiaries named as guarantors, entered into a Second Amended and Restated Credit and Guaranty Agreement (the “Second Agreement”) with Goldman Sachs Bank USA, as administrative agent and collateral agent, and Goldman Sachs Bank USA, UBS Securities LLC, Credit Suisse Securities (USA) LLC and RBC Capital Markets, as joint lead arrangers, joint bookrunners and co-syndication agents. Pursuant to the Amended and Restated Credit Agreement, we obtained a $1.5 billion senior secured term loan (the “Term Loan”). The Term Loan was issued net of an original issue discount. At March 31, 2014 and December 31, 2013, the unamortized discount was $10 million and $11 million, respectively. During the three months ended March 31, 2014 we made principal repayments of $4 million. We had no repayments during the three months ended March 31, 2013.

On April 23, 2014, we, along with our wholly-owned subsidiary, Tronox Pigments (Netherlands) B.V., and certain of our subsidiaries named as guarantors, entered into a Third Amendment to the Credit and Guaranty Agreement (the “Third Agreement”) with the lender parties thereto and Goldman Sachs Bank USA, as administrative agent, which amends the Second Agreement. The Third Agreement provides for the re-pricing of the Term Loan by replacing the existing definition of “Applicable Margin” with a grid pricing matrix dependent upon our public corporate family rating as determined by Moody’s and Standard & Poor’s (with the interest rate under the Third Agreement remaining subject to Eurodollar Rate and Base Rate floors, as defined in the Third Agreement). Pursuant to the Third Agreement, based upon our current public corporate family rating by Moody’s and Standard & Poor’s, the current interest rate per annum is 300 basis points plus LIBOR (subject to a LIBOR floor of 1% per annum) compared to 350 basis points plus LIBOR (subject to a LIBOR floor of 1% per annum) in the Second Agreement. The Third Agreement also amended certain provisions of the Second Agreement to permit us and certain of our subsidiaries to obtain new cash flow revolving credit facilities in place of our existing asset based revolving credit facility. The maturity date under the Second Agreement and all other material terms of the Second Agreement remain the same under the Third Agreement.

Senior Notes

Our wholly-owned subsidiary, Tronox Finance LLC, issued $900 million aggregate principal amount of senior notes at par value (the “Senior Notes”). The Senior Notes bear interest semiannually at a rate equal to 6.375%, and are fully and unconditionally guaranteed on a senior, unsecured basis by us and certain of our subsidiaries. The Senior Notes were initially offered to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act. During 2013, we and certain of our subsidiaries filed a Registration Statement on Form S-4 with the SEC, pursuant to which we and such subsidiaries offered to exchange $900 million in aggregate principal amount of registered 6.375% senior notes due 2020 and related guarantees for existing and substantially identical $900 million aggregate principal amount of 6.375% senior notes due 2020, which were previously issued by Tronox Finance LLC.

Capital Leases

We have capital lease obligations in South Africa, which are payable through 2031 at a weighted average interest rate of approximately 14%. At both March 31, 2014 and December 31, 2013, such obligations had a net book value of assets recorded under capital leases aggregating $23 million. During each of the three months ended March 31, 2014 and 2013, we made principal payments of less than $1 million.

Fair Value

Our debt is recorded at historical amounts. At March 31, 2014 and December 31, 2013, the fair value of the Term Loan was $1,500 million and $1,524 million, respectively. At March 31, 2014 and December 31, 2013, the fair value of the Senior Notes was $928 million and $924 million, respectively. We determined the fair value of the Term Loan and the Senior Notes using Bloomberg market prices. The fair value hierarchy for the Term Loan and the Senior Notes is a Level 1 input.

Debt Covenants

At March 31, 2014, we had financial covenants in the UBS Revolver, the ABSA Revolver and the Term Loan; however, only the ABSA Revolver had a financial maintenance covenant that applies to local operations and only when the ABSA Revolver is drawn upon. The Term Loan and the UBS Revolver are subject to an intercreditor agreement pursuant to which the lenders’ respective rights and interests in the security are set forth. We were in compliance with all our financial covenants as of and for the three months ended March 31, 2014.

Security

We have pledged the majority of our U.S. assets and certain assets of our non-U.S. subsidiaries in support of our outstanding debt.

Interest and Debt Expense

Interest and debt expense consisted of the following:

	Three Months Ended March 31,
	2014	2013
Debt	$32	$24
Amortization of deferred debt issuance costs and discounts on debt	2	2
Other	1	2
Capitalized interest	(1)	(1)

Total interest and debt expense	$34	$27

In connection with obtaining debt, we incurred debt issuance costs, which are being amortized through the respective maturity dates using the effective interest method. At March 31, 2014 and December 31, 2013, we had $55 million and $57 million, respectively, of deferred debt issuance costs, which are recorded in “Other long-term assets, net” on the unaudited Condensed Consolidated Balance Sheets.”

12. Asset Retirement Obligations

Asset retirement obligations consist primarily of rehabilitation and restoration costs, landfill capping costs, decommissioning costs, and closure and post-closure costs. A summary of the changes during the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31,
	2014	2013
Beginning balance	$96	$113
Additions	—	1
Accretion expense	1	2
Remeasurement/translation	2	(3)
Changes in estimates, including cost and timing of cash flows	1	(1)
Settlements/payments	(2)	(1)

Ending balance	$98	$111

Current portion included in accrued liabilities	$6	$6

Noncurrent portion	$92	$105

Environmental Rehabilitation Trust

In accordance with applicable regulations, we have established an environmental rehabilitation trust for the prospecting and mining operations in South Africa, which receives, holds, and invests funds for the rehabilitation or management of asset retirement obligations. The trustees of the fund are appointed by us, and consist of sufficiently qualified employees capable of fulfilling their fiduciary duties. At March 31, 2014 and December 31, 2013, the environmental rehabilitation trust assets were $21 million and $22 million, respectively, which were recorded in “Other long-term assets, net” on the unaudited Condensed Consolidated Balance Sheets.

13. Commitments and Contingencies

Letters of Credit—At March 31, 2014, we had outstanding letters of credit, bank guarantees, and performance bonds of $45 million, of which $25 million were letters of credit issued under the UBS Revolver, $18 million were bank guarantees issued by ABSA and $2 million were performance bonds issued by Westpac Banking Corporation.

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

14. Shareholders’ Equity

The changes in outstanding Class A ordinary shares (“Class A Shares”) and Class B ordinary shares (“Class B Shares”) for the three months ended March 31, 2014 were as follows:

Class A Shares:
Balance at December 31, 2013	62,349,618
Shares issued for share-based compensation	125,618
Shares issued for warrants exercised	49
Shares issued for options exercised	60,387

Balance at March 31, 2014	62,535,672

Class B Shares:
Balance at December 31, 2013	51,154,280

Balance at March 31, 2014	51,154,280

Warrants

Tronox Limited has outstanding Series A Warrants (the “Series A Warrants”) and Series B Warrants (the “Series B Warrants,” and together with the Series A Warrants, the “Warrants”). Holders of the Warrants are entitled to purchase 5.21 Class A Shares and receive $12.50 in cash at an exercise prices of $59.30 for each Series A Warrant and $65.44 for each Series B Warrant. The Warrants have a seven-year term from the date initially issued and will expire on February 14, 2018. A holder may exercise the Warrants by paying the applicable exercise price in cash or exercising on a cashless basis. The Warrants are freely transferable by the holder. At March 31, 2014 there were 357,295 Series A Warrants and 465,129 Series B Warrants outstanding.

Dividends

On February 25, 2014, the Board of Directors declared a quarterly dividend of $0.25 per share to holders of our Class A Shares and Class B Shares at the close of business on March 10, 2014, totaling $29 million, which was paid on March 24, 2014.

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss were as follows:

	Three Months Ended March 31,
	2014	2013
Foreign currency translation:
Beginning balance	$(215)	$3
Changes in accumulated foreign currency translation	(5)	(90)

Ending balance	(220)	(87)

Pension and postretirement benefit plans:
Beginning balance	(69)	(99)
Net actuarial gains and amortization of unrecognized actuarial losses, net of taxes	3	1

Ending balance	(66)	(98)

Accumulated other comprehensive loss attributable to Tronox Limited	(286)	(185)

Accumulated other comprehensive loss attributable to noncontrolling interest	(3)	(28)

Accumulated other comprehensive loss	$(289)	$(213)

15. Share-Based Compensation

Compensation expense consisted of the following:

	Three Months Ended March 31,
	2014	2013
Restricted shares and restricted share units	$3	$2
Options	2	2
T-Bucks Employee Participation Plan	—	1

Total compensation expense	$5	$5

Tronox Limited Management Equity Incentive Plan

On June 15, 2012, we adopted the Tronox Limited Management Equity Incentive Plan (the “MEIP”), which permits the grant of awards that are comprised of incentive options, nonqualified options, share appreciation rights, restricted shares, restricted share units, performance awards, and other share-based awards, cash payments, and other forms as the compensation committee of the Board in its discretion deems appropriate, including any combination of the above. Subject to further adjustment, the maximum number of shares which may be the subject of awards (inclusive of incentive options) is 12,781,225 Class A Shares.

Restricted Shares

During the three months ended March 31, 2014, we granted restricted shares to members of the Board which vest ratably over a three-year period. These awards are classified as equity awards, and are accounted for using the fair value established at the grant date.

The following table presents a summary of activity for the three months ended March 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2014	1,148,795	20.61
Granted	38,766	22.17
Vested	(80,743)	19.06
Forfeited	(404)	27.98

Outstanding, March 31, 2014	1,106,414	$20.79

Expected to vest, March 31, 2014	1,095,489	$20.77

At March 31, 2014, there was $11 million of unrecognized compensation expense related to nonvested restricted shares, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of two years. The total fair value of restricted shares that vested during the three months ended March 31, 2014 was $2 million.

Restricted Share Units (“RSUs”)

During the three months ended March 31, 2014, we granted RSUs to employees and members of the Board which have time and/or performance requirements. The time-based awards vest ratably over a three-year period, while the performance-based awards cliff vest at the end of the three years. These awards are classified as equity awards, and are accounted for using the fair value established at the grant date.

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2014	303,324	21.08
Granted	749,025	22.26
Vested	(44,875)	19.25
Forfeited	(5,242)	21.34

Outstanding, March 31, 2014	1,002,232	$22.04

Expected to vest, March 31, 2014	970,161	$22.05

At March 31, 2014, there was $18 million of unrecognized compensation expense related to nonvested RSUs, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of three years. The total fair value of RSUs that vested during the three months ended March 31, 2014 was $1 million.

Options

During the three months ended March 31, 2014, we granted options to employees to purchase Class A Shares, which vest ratably over a three-year period and have a ten-year term. The following table presents a summary of activity for the three months ended March 31, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Intrinsic Value
Outstanding, January 1, 2014	2,094,771	$20.63	8.97	$7
Granted	910,375	21.98
Exercised	(60,387)	19.09
Forfeited	(5,031)	19.52
Expired	(160)	25.90

Outstanding, March 31, 2014	2,939,568	$21.08	9.06	$9

Expected to vest, March 31, 2014	2,189,782	$21.16	9.20	$7

Exercisable, March 31, 2014	678,036	$20.85	8.58	$2

The aggregate intrinsic values in the table represent the total pre-tax intrinsic value (the difference between our share price at the indicated dates and the options’ exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at the end of the first quarter. The amount will change based on the fair market value of our stock. Total intrinsic value of options exercised during the three months ended 2014 was less than $1 million. We issue new shares upon the exercise of options. During the three months ended 2014, we received $1 million in cash for the exercise of stock options.

At March 31, 2014, unrecognized compensation expense related to options, adjusted for estimated forfeitures, was $15 million, which is expected to be recognized over a weighted-average period of two years.

Fair value is determined on the grant date using the Black-Scholes option-pricing model and is recognized in earnings on a straight-line basis over the employee service period of three years, which is the vesting period. The assumptions used in the Black-Scholes option-pricing model were as follows:

February 10, 2014
Number of options granted	910,375
Fair market value and exercise price	$21.98
Risk-free interest rate	1.88%
Expected dividend yield	4.55%
Expected volatility	58%
Maturity (years)	10
Expected term (years)	6
Per-unit fair value of options granted	$8.17

The fair value is based on the closing price of our Class A Shares on the grant date. The risk-free interest rate is based on U.S. Treasury Strips available with maturity period consistent with expected life assumption. The expected volatility assumption is based on historical price movements of our peer group.

T-Bucks Employee Participation Plan (“T-Bucks EPP”)

During 2012, we established the T-Bucks EPP for the benefit of certain qualifying employees of our South African subsidiaries. We funded the T-Bucks Trust (the “Trust”) with R124 million (approximately $15 million), which was used to acquire Class A Shares. Additional contributions may be made in the future at the discretion of the Board. The T-Bucks EPP is classified as an equity-settled shared-based payment plan, whereby participants were awarded share units in the Trust, which entitles them to receive Class A Shares upon completion of the vesting period on May 31, 2017. Participants are entitled to receive dividends on the shares during the vesting period. Forfeited shares are retained by the Trust, and are allocated to future participants. Compensation costs are recognized over the vesting period using the straight-line method. During 2012, the Trust purchased 548,234 Class A Shares at $25.79 per share, which was the fair value on the date of purchase. The balance at both March 31, 2014 and December 31, 2013 was 548,234 shares.

16. Pension and Other Postretirement Healthcare Benefits

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

The components of net periodic cost associated with the U.S. and foreign retirement plans recognized in the unaudited Condensed Consolidated Statement of Operations were as follows:

	Retirement Plans
	Three Months Ended March 31,
	2014	2013
Net periodic cost:
Service cost	$1	$1
Interest cost	6	5
Expected return on plan assets	(6)	(5)
Net amortization of actuarial loss	—	1

Total net periodic cost	$1	$2

The components of net periodic cost associated with the postretirement healthcare plans for each of the three months ended March 31, 2014 and 2013 were less than $1 million.

17. Segment Information

The reportable segments presented below represent our operating segments for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also considered the nature of services provided by our operating segments. We have two reportable segments, Mineral Sands and Pigment. Our Mineral Sands segment includes the exploration, mining, and beneficiation of mineral sands deposits, as well as heavy mineral production, and produces titanium feedstock, including chloride slag, slag fines, and rutile, as well as pig iron and zircon. Our Pigment segment primarily produces and markets TiO2. Corporate and Other is comprised of our electrolytic operations, all of which are located in the United States, as well as our corporate activities.

Segment performance is evaluated based on segment operating profit (loss), which represents the results of segment operations before unallocated costs, such as general corporate expenses not identified to a specific segment, environmental provisions, net of reimbursements, related to sites no longer in operation, interest expense, other income (expense), and income tax expense or benefit.

Net sales and income from operations by segment were as follows:

	Three Months Ended March 31,
	2014	2013
Mineral Sands segment	$178	$298
Pigment segment	291	288
Corporate and Other	25	27
Eliminations	(76)	(143)

Net sales (1)	$418	$470

Mineral Sands segment	$(17)	$96
Pigment segment	(13)	(68)
Corporate and Other	(20)	(24)
Eliminations	29	(23)

Loss from operations	(21)	(19)
Interest and debt expense	(34)	(27)
Other income	—	2

Loss before income taxes	(55)	(44)

Income tax benefit (provision)	1	(1)

Net loss	$(54)	$(45)

(1)	Net sales to external customers, by geographic region, based on country of production, were as follows:

	Three Months Ended March 31,
	2014	2013
U.S. operations	$180	$187
International operations:
Australia	95	108
South Africa	78	110
The Netherlands	65	65

Total	$418	$470

During the three months ended March 31, 2014, our ten largest pigment customers and our ten largest third-party mineral sands customers represented approximately 27% and 15%, respectively, of net sales; however, no single customer accounted for more than 10% of total net sales.

Capital expenditures by segment were as follows:

	Three Months Ended March 31,
	2014	2013
Mineral Sands segment	$21	$31
Pigment segment	8	13
Corporate and Other	2	1

Total	$31	$45

Total assets by segment were as follows:

	March 31,	December 31,
	2014	2013
Mineral Sands segment	$2,983	$2,957
Pigment segment	1,384	1,559
Corporate and Other	1,254	1,227
Eliminations	(15)	(44)

Total	$5,606	$5,699

18. Guarantor Condensed Consolidating Financial Statements

The obligations of Tronox Finance LLC, our wholly-owned subsidiary, under the Senior Notes are fully and unconditionally (subject to certain customary circumstances providing for the release of a guarantor subsidiary) guaranteed on a senior unsecured basis, jointly and severally, by Tronox Limited (referred to for purposes of this note only as the “Parent Company”) and each of its current and future U.S. restricted subsidiaries, other than excluded subsidiaries, that guarantee any indebtedness of the Parent Company or its restricted subsidiaries (collectively, the “Guarantor Subsidiaries”). The Subsidiary Issuer and each of the Guarantor Subsidiaries are 100% owned, directly or indirectly, by the Parent Company. Our subsidiaries that do not guarantee the Senior Notes are referred to as the “Non-Guarantor Subsidiaries.” The guarantor condensed consolidating financial statements presented below presents the statements of operations, statements of comprehensive income, balance sheets and statements of cash flow data for: (i) the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis (which is derived from Tronox historical reported financial information); (ii) the Parent Company, alone (accounting for our Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on an equity basis under which the investments are recorded by each entity owning a portion of another entity at cost, adjusted for the applicable share of the subsidiary’s cumulative results of operations, capital contributions and distributions, and other equity changes); (iii) the Guarantor Subsidiaries alone; and, (iv) the Non-Guarantor Subsidiaries alone.

The guarantor condensed consolidating financial statements are presented on a legal entity basis, not on a business segment basis. The indenture governing the Senior Notes provides for a Guarantor Subsidiary to be automatically and unconditionally released and discharged from its guarantee obligations in certain customary circumstances, including:

•	Sale or other disposition of such Guarantor Subsidiary’s capital stock or all or substantially all of its assets and all of the indenture obligations (other than contingent obligations) of such Subsidiary Guarantor in respect of all other indebtedness of the Subsidiary Guarantors terminate upon the consummation of such transaction;

•	Designation of such Guarantor Subsidiary as an “unrestricted subsidiary” under the indenture;

•	In the case of certain Guarantor Subsidiaries that incur or guarantee indebtedness under certain credit facilities, upon the release or discharge of such Guarantor Subsidiary’s guarantee or incurrence of indebtedness that resulted in the creation of such guarantee, except a discharge or release as a result of payment under such guarantee;

•	Legal defeasance, covenant defeasance, or satisfaction and discharge of the indenture obligations;

•	Payment in full of the aggregate principal amount of all outstanding Senior Notes and all other obligations under the indenture; or

•	Release or discharge of the Guarantor Subsidiary’s guarantee of certain other indebtedness.

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2014

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net sales	$418	$(52)	$—	$277	$193
Cost of goods sold	393	(78)	—	295	176

Gross profit	25	26	—	(18)	17
Selling, general and administrative expenses	(46)	2	(4)	(33)	(11)

Income (loss) from operations	(21)	28	(4)	(51)	6
Interest and debt expense	(34)	—	137	(160)	(11)
Other income (expense)	—	32	—	(3)	(29)
Equity in earnings of subsidiary	—	151	(151)	—	—

Income (loss) before income taxes	(55)	211	(18)	(214)	(34)
Income tax benefit (provision)	1	—	(40)	60	(19)

Net income (loss)	(54)	211	(58)	(154)	(53)
Net income attributable to noncontrolling interest	4	—	—	4	—

Net income (loss) attributable to Tronox Limited	$(58)	$211	$(58)	$(158)	$(53)

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2013

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net sales	$470	$(95)	$—	$312	$253
Cost of goods sold	438	(68)	—	303	203

Gross profit	32	(27)	—	9	50
Selling, general and administrative expenses	(51)	1	(5)	(35)	(12)

Income (loss) from operations	(19)	(26)	(5)	(26)	38
Interest and debt expense	(27)	—	137	(163)	(1)
Other income (expense)	2	—	—	(6)	8
Equity in earnings of subsidiary	—	150	(150)	—	—

Income (loss) before income taxes	(44)	124	(18)	(195)	45
Income tax benefit (provision)	(1)	—	(39)	51	(13)

Net income (loss)	(45)	124	(57)	(144)	32
Net income attributable to noncontrolling interest	12	—	—	12	—

Net income (loss) attributable to Tronox Limited	$(57)	$124	$(57)	$(156)	$32

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended March 31, 2014

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net income (loss)	$(54)	$211	$(58)	$(154)	$(53)
Other comprehensive income (loss):
Foreign currency translation adjustments	(8)	—	—	(4)	(4)
Pension and postretirement plans	3	—	—	3	—

Other comprehensive loss	(5)	—	—	(1)	(4)

Total comprehensive income (loss)	(59)	211	(58)	(155)	(57)

Comprehensive income (loss) attributable to noncontrolling interest:
Net income	4	—	—	4	—
Foreign currency translation adjustments	(3)	—	—	(3)	—

Comprehensive income attributable to noncontrolling interest	1	—	—	1	—

Comprehensive income (loss) attributable to Tronox Limited	$(60)	$211	$(58)	$(156)	$(57)

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended March 31, 2013

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net income (loss)	$(45)	$124	$(57)	$(144)	$32
Other comprehensive income (loss):
Foreign currency translation adjustments	(119)	—	—	—	(119)
Pension and postretirement plans	1	—	—	—	1

Other comprehensive loss	(118)	—	—	—	(118)

Total comprehensive income (loss)	(163)	124	(57)	(144)	(86)

Comprehensive income (loss) attributable to noncontrolling interest:
Net income	12	—	—	12	—
Foreign currency translation adjustments	(28)	—	—	(28)	—

Comprehensive income attributable to noncontrolling interest	(16)	—	—	(16)	—

Comprehensive income (loss) attributable to Tronox Limited	$(147)	$124	$(57)	$(128)	$(86)

GUARANTOR CONDENSED CONSOLIDATING BALANCE SHEETS

As of March 31, 2014

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and cash equivalents	$1,403	$—	$118	$1,063	$222
Investment in subsidiaries	—	(1,311)	(772)	1,626	457
Property, plant and equipment, net	1,245	—	—	708	537
Mineral leaseholds, net	1,185	—	—	679	506
Other assets	1,773	(9,764)	6,835	2,482	2,220

Total assets	$5,606	$(11,075)	$6,181	$6,558	$3,942

LIABILITIES AND EQUITY
Long-term debt	$2,390	$(7,246)	$804	$7,271	$1,561
Other liabilities	861	(2,501)	696	2,155	511

Total liabilities	3,251	(9,747)	1,500	9,426	2,072
Total equity	2,355	(1,328)	4,681	(2,868)	1,870

Total liabilities and equity	$5,606	$(11,075)	$6,181	$6,558	$3,942

GUARANTOR CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2013

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and cash equivalents	$1,478	$—	$179	$1,094	$205
Investment in subsidiaries	—	(952)	(1,095)	1,590	457
Property, plant and equipment, net	1,258	—	—	710	548
Mineral leaseholds, net	1,216	—	—	701	515
Other assets	1,747	(9,645)	6,687	2,501	2,204

Total assets	$5,699	$(10,597)	$5,771	$6,596	$3,929

LIABILITIES AND EQUITY
Long-term debt	$2,395	$(7,268)	$825	$7,272	$1,566
Other liabilities	867	(2,333)	658	2,037	505

Total liabilities	3,262	(9,601)	1,483	9,309	2,071
Total equity	2,437	(996)	4,288	(2,713)	1,858

Total liabilities and equity	$5,699	$(10,597)	$5,771	$6,596	$3,929

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2014

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Cash Flows from Operating Activities:
Net income (loss)	$(54)	$211	$(58)	$(154)	$(53)
Other	42	(211)	25	146	82

Cash provided by (used in) operating activities	(12)	—	(33)	(8)	29

Cash Flows from Investing Activities:
Capital expenditures	(31)	—	—	(23)	(8)

Cash used in investing activities	(31)	—	—	(23)	(8)

Cash Flows from Financing Activities:
Repayments of debt	(5)	—	—	—	(5)
Dividends paid	(29)	—	(29)	—	—
Proceeds from the exercise of warrants and options	1	—	1	—	—

Cash used in financing activities	(33)	—	(28)	—	(5)

Effects of exchange rate changes on cash and cash equivalents	1	—	—	—	1

Net increase (decrease) in cash and cash equivalents	(75)	—	(61)	(31)	17
Cash and cash equivalents at beginning of period	1,478	—	179	1,094	205

Cash and cash equivalents at end of period	$1,403	$—	$118	$1,063	$222

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2013

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Cash Flows from Operating Activities:
Net income (loss)	$(45)	$124	$(57)	$(144)	$32
Other	44	(124)	742	201	(775)

Cash provided by (used in) operating activities	(1)	—	685	57	(743)

Cash Flows from Investing Activities:
Capital expenditures	(45)	—	—	(14)	(31)

Cash used in investing activities	(45)	—	—	(14)	(31)

Cash Flows from Financing Activities:
Repayments of debt	(179)	—	—	—	(179)
Proceeds from borrowings	945	—	—	—	945
Debt issuance costs	(28)	—	—	—	(28)
Dividends paid	(29)	—	(29)	—	—
Proceeds from the exercise of warrants	1	—	1	—	—

Cash provided by (used in) financing activities	710	—	(28)	—	738

Effects of exchange rate changes on cash and cash equivalents	(5)	—	—	—	(5)

Net increase (decrease) in cash and cash equivalents	659	—	657	43	(41)
Cash and cash equivalents at beginning of period	716	—	533	82	101

Cash and cash equivalents at end of period	$1,375	$—	$1,190	$125	$60

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Tronox Limited’s unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013. This discussion and other sections in this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties, and actual results could differ materially from those discussed in the forward-looking statements as a result of numerous factors. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements also can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain financial measures, in particular the presentation of EBITDA and Adjusted EBITDA, which are not presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). We are presenting these non-U.S. GAAP financial measures because they provide us and readers of this Form 10-Q with additional insight into our operational performance relative to earlier periods and relative to our competitors. We do not intend for these non-U.S GAAP financial measures to be a substitute for any U.S. GAAP financial information. Readers of these statements should use these non-U.S. GAAP financial measures only in conjunction with the comparable U.S. GAAP financial measures. A reconciliation of Net income to EBITDA and Adjusted EBITDA is also provided herein.

Executive Overview

We are a global leader in the production and marketing of titanium bearing mineral sands and titanium dioxide (“TiO2”) pigment. We are the third largest global producer and marketer of TiO2 manufactured via chloride technology, as well as the third largest global producer of titanium feedstock and a leader in global zircon production. We have operations in North America, Europe, South Africa, and the Asia-Pacific region. We operate three TiO2 pigment facilities at the following locations: Hamilton, Mississippi; Botlek, The Netherlands; and Kwinana, Western Australia, representing an aggregate of approximately 465,000 metric tons of annual TiO2 production capacity. Additionally, we operate three separate mining operations: KwaZulu-Natal (“KZN”) Sands located in South Africa, Namakwa Sands located in South Africa and Cooljarloo Sands located in Western Australia, which have a combined annual production capacity of approximately 753,000 metric tons of titanium feedstock and approximately 265,000 metric tons of zircon.

We have two reportable operating segments, Mineral Sands and Pigment. Corporate and Other is comprised of our electrolytic manufacturing and marketing operations, as well as our corporate activities.

The Mineral Sands segment includes the exploration, mining, and beneficiation of mineral sands deposits. These operations produce titanium feedstock, including chloride slag, slag fines, and rutile, as well as zircon and pig iron. Titanium feedstock is used primarily to manufacture TiO2 pigment. Zircon is a mineral which is primarily used as an opacifier in ceramic glazes for tiles, plates, dishes, and industrial products. Pig iron is a metal material used in the steel and metal casting industries to create wrought iron, cast iron, and steel.

The Pigment segment primarily produces and markets TiO2, which is used in a wide range of products due to its ability to impart whiteness, brightness, and opacity. TiO2 pigment is used extensively in the manufacture of paint and other coatings, plastics and paper, and in a wide range of other applications, including inks, fibers, rubber, food, cosmetics, and pharmaceuticals. Moreover, it is a critical component of everyday consumer applications due to its superior ability to cover or mask other materials effectively and efficiently relative to alternative white pigments and extenders. We believe that, at present, TiO2 has no effective substitute because no other white pigment has the physical properties for achieving comparable opacity and brightness or can be incorporated in a cost-effective manner.

Recent Developments

Dividends — On May 6, 2014, the Board of Directors declared a quarterly dividend of $0.25 per share to holders of our Class A ordinary shares (“Class A Shares”) and Class B ordinary shares (“Class B Shares”) at the close of business on May 19, 2014, totaling $29 million, which will be paid on June 2, 2014. On February 25, 2014, the Board of Directors declared a quarterly dividend of $0.25 per share to holders of our Class A Shares and Class B Shares at the close of business on March 10, 2014, totaling $29 million, which was paid on March 24, 2014.

Amendments to Term Loan — On April 23, 2014, we entered into a Third Amendment to the Credit and Guaranty Agreement, which provides for the re-pricing of our $1.5 billion senior secured term loan (the “Term Loan”). See Note 11 of Notes to unaudited Condensed Consolidated Financial Statements.

Litigation Settlement — On April 3, 2014, a proposed settlement was reached with Anadarko Petroleum Corp. (“Anadarko”) for $5.15 billion. We will not receive any portion of the settlement amount. Instead, 88% of the $5.15 billion will go to trusts and other governmental entities for the remediation of polluted sites by Kerr-McGee Corp. (“Kerr-McGee”). The remaining 12% will be distributed to a tort trust to compensate individuals injured as a result of Kerr-McGee’s environmental failures. See Note 2 of Notes to unaudited Condensed Consolidated Financial Statements.

Changes in Certifying Accountant — On April 7, 2014, our Audit Committee of the Board of Directors nominated PricewaterhouseCoopers LLP (“PWC”) for appointment to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2014. Such appointment is subject to the dismissal of Grant Thornton LLP (“Grant Thornton”), our current independent registered public accounting firm, which dismissal is conditioned upon and will be effective upon (i) the required consent of the Australian Securities and Investments Commission to Grant Thornton Audit Pty Ltd’s resignation as our Australian statutory auditor, which was submitted to the Audit Committee of the Board of Directors on April 7, 2014, and (ii) the approval of our shareholders of the appointment of PWC at our Annual General Meeting of Shareholders to be held on May 21, 2014.

Executive Management Appointment — On March 1, 2014, we appointed Richard L. Muglia, our former Deputy General Counsel, as Senior Vice President, General Counsel and Secretary.

Executive Management Departure — On February 28, 2014, we entered into a Separation Letter Agreement (the “Separation Agreement”) with Michael J. Foster, former Senior Vice President, General Counsel and Secretary. Pursuant to the Separation Agreement, Mr. Foster resigned as General Counsel and Secretary effective March 1, 2014. Mr. Foster will remain in the role of Senior Vice President and Counsel through May 31, 2014 or such earlier date as is mutually agreed by us and Mr. Foster.

Business Environment

The following discussion includes trends and factors that may affect future operating results.

The price of TiO2 pigment in all regions globally showed volatility during 2013; however, by the end of 2013, prices appeared to be back to normal levels. We expect pigment prices to remain stable with positive movement in the second half of 2014. Sales volumes during 2014 have increased slightly from the end of 2013, primarily in the North America and Europe. The demand for TiO2 during a given year is subject to seasonal fluctuations. Because TiO2 is widely used in paint and other coatings, titanium feedstock is in higher demand prior to the painting season in the Northern Hemisphere (spring and summer).

We believe the feedstock market continues to be oversupplied. During the first quarter of 2014, we have seen feedstock prices decrease due to excess supply in the market. At March 31, 2014, we recognized a $13 million net lower of cost or market charge due to market price declines in ilmenite (feedstock). The ilmenite market is different from high quality feedstock, which is our primary market. There are only three major producers of high quality feedstock in the world, including us. As pigment producers begin to utilize their inventory on hand, we expect pigment production to increase thereby increasing the demand for high quality feedstock.

We continue to be uniquely tax-advantaged by the following factors:

•	Tax loss carryforwards totaling $2 billion of U.S. federal and state, and foreign net operating losses;

•	Interest expense deductions of $2 billion over ten years resulting from U.S. borrowing activity, subject to an annual taxable income limitation;

•	Deductions for cash and property we contributed to litigation trusts in connection with our emergence from bankruptcy (originally $350 million, currently in the amount of $290 million), which we will be able to claim as the trusts spend the money: and

•	On April 3, 2014, a proposed settlement was reached with Anadarko for $5.15 billion. We will not receive any portion of the settlement amount. Instead, 88% of the $5.15 billion will go to trusts and other governmental entities for the remediation of polluted sites by Kerr-McGee. The remaining 12% will be distributed to a tort trust to compensate individuals injured as a result of Kerr-McGee’s environmental failures. However, we should be entitled to tax deductions equal to the amount spent by the trusts to remediate environmental matters and to compensate the injured individuals. These deductions will accrue over the life of the trusts as the $5.15 billion is spent. We believe that these expenditures and the accompanying tax deductions may continue for decades.

These tax-advantaged factors are not currently recognized as assets on our balance sheet, but create opportunities for our operations to benefit for years to come.

Planned construction on the Fairbreeze mine has continued during 2014. The Fairbreeze mine will serve as a replacement source of feedstock production for our Hillendale mine, which ceased mining operations in December 2013. Depending on the timing of regulatory approval and subsequent construction, we expect the Fairbreeze mine to begin operations in the second half of 2015, and be fully operational in 2016. The Fairbreeze mine is estimated to have a life expectancy of approximately 15 years.

Going forward, we will continue to review strategic opportunities both in the U.S. and in foreign jurisdictions. We believe we bring a strong set of attributes to the table in either an acquisition or a business combination. As such, we will continue to seek opportunities to realize those value creating attributes, whether in the form of a single transaction with a large party, or a series of transactions to expand our portfolio.

Consolidated Results of Operations

Three Months Ended March 31, 2014 compared to the Three Months Ended March 31, 2013

	Three Months Ended March 31,
	2014	2013	Change
	(Millions of U.S. dollars)
Net sales	$418	$470	$(52)
Cost of goods sold	393	438	(45)

Gross profit	25	32	(7)
Selling, general and administrative expenses	(46)	(51)	5

Income from operations	(21)	(19)	(2)
Interest and debt expense	(34)	(27)	(7)
Other income	—	2	(2)

Loss before income taxes	(55)	(44)	(11)
Income tax benefit (provision)	1	(1)	2

Net loss	$(54)	$(45)	$(9)

Net sales for the first quarter of 2014 decreased 11% compared to the first quarter of 2013 primarily due to the impact of lower selling prices and product mix of $42 million and lower volumes of $12 million. Selling prices were lower in both businesses, while lower volumes in our Mineral Sands business were partially offset by higher volumes in our Pigment business. During the first quarter of 2014, the effect of changes in foreign currency translation positively impacted net sales by $2 million.

Cost of goods sold decreased 10% compared to the same period in the prior year which principally reflects the impact of lower volumes of $34 million, lower noncash amortization of inventory step-up and unfavorable ore sales contracts liability of $8 million (which concluded at the end of 2013) and favorable foreign currency translation of $27 million. These amounts were offset by a net lower of cost or market charge of $13 million related to market price declines in ilmenite (feedstock) and higher production costs of $11 million.

During the first quarter of 2014, gross profit was 6% of net sales compared to 7% of net sales in the first quarter of 2013. The decrease was principally due to lower selling prices, net lower of cost or market charge related to market price declines in ilmenite, and an unfavorable change in product mix, partially offset by lower production costs and favorable foreign currency translation impacts.

Selling, general and administrative expenses decreased 10% in the first quarter of 2014 compared to the first quarter of 2013. The net decrease is primarily due to decreases in spending for professional services and corporate initiatives.

The increase in interest and debt expense is attributable to interest expense on the Term Loan of $17 million during 2014 compared to $8 million on the Term Loan and a term facility (which included a $550 million senior secured term loan and a $150 million senior secured delayed draw) (the “Term Facility”) during 2013, partially offset by miscellaneous increases and decreases in interest and debt expense on other debt.

The change in other income is attributable to a loss on foreign currency translation of $3 million in the first quarter of 2014 compared to a $6 million gain in the first quarter of 2013 due to a strengthening U.S. dollar as compared to the South African Rand and Australian dollar, partially offset by a $4 million loss on the early extinguishment of debt during 2013 and other miscellaneous income and expenses of $3 million.

The effective tax rate for both 2014 and 2013 differs from the Australian statutory rate of 30% primarily due to withholding tax accruals, valuation allowances in various jurisdictions, and income in foreign jurisdictions taxed at rates different than 30%.

Operations Review of Segment Revenue and Profit

We currently operate our business in two reportable segments, Mineral Sands and Pigment. Corporate and Other is comprised of our electrolytic operations, all of which are located in the United States, as well as our corporate activities. We evaluate reportable segment performance based on segment operating profit (loss), which represents the results of segment operations before unallocated costs, such as general corporate expenses not identified to a specific segment, environmental provisions, net of reimbursements, related to sites no longer in operation, interest expense, other income (expense), and income tax expense or benefit. See Note 17 of Notes to unaudited Condensed Consolidated Financial Statements.

Net Sales

Net sales by segments were as follows:

	Three Months Ended March 31,
	2014	2013	Change
	(Millions of U.S. dollars)
Mineral Sands segment	$178	$298	$(120)
Pigment segment	291	288	3
Corporate and Other	25	27	(2)
Eliminations	(76)	(143)	67

Net sales	$418	$470	$(52)

Mineral Sands segment

Net sales during the first quarter of 2014 decreased 40% compared to the same period in 2013 primarily due to lower selling prices of $78 million and decreased volumes of $42 million. Mineral Sands selling prices declined for our titanium feedstock (which includes a portion sold to our pigments business) due to oversupply in the market. Mineral sales volumes were lower for titanium feedstock and zircon.

Pigment segment

Pigment segment net sales increased 1% during the first quarter of 2014 compared to the first quarter of 2013 primarily due to higher volumes of $14 million, offset by a decrease in selling prices and product mix of $13 million. The volume impact reflects increased shipments to the European and North American regions. Slightly lower prices were experienced in all regions of the world. During the first quarter of 2014, the effect of changes in foreign currency translation positively impacted Pigment net sales by $2 million.

Corporate and Other

Corporate and Other includes our electrolytic and other chemical products business. Net sales were $2 million lower during the first quarter of 2014 as compared to the same period in 2013, primarily as a result of lower sales volumes of electrolytic manganese dioxide. Sodium chlorate sales were essentially flat as higher volumes were offset by lower pricing.

Eliminations

Eliminations include the impact of transactions between our segments, principally sales from our Mineral Sands business to our Pigment business. Lower selling prices for titanium feedstock, and to a lesser extent lower sales volumes, contributed to the change.

Loss from Operations

Loss from operations by segments was as follows:

	Three Months Ended March 31,
	2014	2013	Change
	(Millions of U.S. dollars)
Mineral Sands segment	$(17)	$96	$(113)
Pigment segment	(13)	(68)	55
Corporate and Other	(20)	(24)	4
Eliminations	29	(23)	52

Loss from operations	(21)	(19)	$(2)

Interest and debt expense	(34)	(27)
Other income	—	2

Loss before income taxes	(55)	(44)

Income tax benefit (provision)	1	(1)

Net loss	$(54)	$(45)

Mineral Sands segment

During the first quarter of 2014, we had a loss of $17 million compared to income of $96 million during the same period in 2013. The change is primarily attributable to a $78 million decrease in selling prices, lower volumes of $19 million, a lower of cost or market charge of $23 million and higher production costs of $29 million, partially offset by favorable foreign currency translation of $28 million and lower noncash amortization of inventory step-up and unfavorable ore sales contracts liability of $8 million (which concluded at the end of 2013).

Pigment segment

During the first quarter of 2014, loss from operations decreased 81% compared to the first quarter of 2013, which was primarily driven by lower ore and production costs of $71 million, offset by the negative impact of price and product mix of $16 million.

Corporate and Other

During the first quarter of 2014, Corporate and Other results improved by $4 million compared to the same period in 2013 due to decreases in spending for professional services and corporate initiatives and to a lesser extent, a slight improvement in the operations of the electrolytic and other chemical products business.

Eliminations

Eliminations principally reflect the change in deferred profit in inventory resulting from our Mineral Sands sales to our Pigment business. The net benefits (charges) included in eliminations were as follows:

	Three Months Ended March 31,
	2014	2013
	(Millions of U.S. dollars)
Increase in intercompany profit in inventory	$(11)	$(55)
Release of intercompany profit in inventory	30	32
Reversal of the portion of the Mineral Sands lower of cost or market charge that relates to intercompany activity with our Pigment business	10	—

Eliminations	$29	$(23)

Non-U.S. GAAP Financial Measures

EBITDA and Adjusted EBITDA, which are used by management to measure performance, are not presented in accordance with U.S. GAAP. Management believes that EBITDA is useful to investors, as it is commonly used in the industry as a means of evaluating operating performance. We do not intend for these non-U.S GAAP financial measures to be a substitute for any U.S. GAAP financial information. Readers of these statements should use these non-U.S. GAAP financial measures only in conjunction with the comparable U.S. GAAP financial measures. Because other companies may calculate EBITDA and Adjusted EBITDA differently than we do, EBITDA and Adjusted EBITDA, as presented herein, may not be comparable to similarly titled measures reported by other companies.

Management believes these non-U.S. GAAP financial measures:

•	Reflect our ongoing business in a manner that allows for meaningful period-to-period comparison and analysis of trends in our business, as they exclude income and expense that are not reflective of ongoing operating results;

•	Provide useful information in understanding and evaluating our operating results and comparing financial results across periods;

•	Provide a normalized view of our operating performance by excluding items that are either noncash or non-recurring in nature;

•	Assist investors in assessing our compliance with financial covenants under our debt instruments; and,

•	Adjusted EBITDA is one of the primary measures management uses for planning and budgeting processes, and to monitor and evaluate financial and operating results. In addition, Adjusted EBITDA is a factor in evaluating management’s performance when determining incentive compensation.

The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2014	2013
	(Millions of U.S. dollars)
Net loss	$(54)	$(45)
Interest and debt expense, net of interest income	31	26
Income tax (benefit) provision	(1)	1
Depreciation, depletion and amortization expense	73	73

EBITDA	49	55
Loss on extinguishment of debt	—	4
Share-based compensation	5	5
Amortization of inventory step-up and unfavorable ore sales contracts liability	—	8
Foreign currency remeasurement	6	(6)
Other items(a)	4	7

Adjusted EBITDA	$64	$73

(a)	Includes noncash pension and postretirement costs, accretion expense, severance expense, and other non-recurring items.

Liquidity and Capital Resources

Our total liquidity at March 31, 2014 was $1,724 million, which was comprised of $235 million available under the $300 million UBS Revolver (as defined below), $86 million available under the ABSA Revolver (as defined below), and $1,403 million in cash and cash equivalents.

Historically, we have funded our operations and met our commitments through cash generated by operations. During 2012, we issued $900 million aggregate principal amount of 6.375% senior notes due August 15, 2020 (the “Senior Notes”) at par value. Additionally, during 2013, we obtained a $1.5 billion Term Loan, which matures on March 19, 2020.

In addition to these cash resources, we have a $300 million global senior secured asset-based syndicated revolving credit facility with UBS AG (the “UBS Revolver”) with a borrowing base of $235 million at March 31, 2014, and a R900 million (approximately $86 million at March 31, 2014) revolving credit facility with ABSA Bank Limited (“ABSA”) acting through its ABSA Capital Division (the “ABSA Revolver”). As of March 31, 2014, we had not drawn on either revolver. At March 31, 2014, we had outstanding letters of credit, bank guarantees, and performance bonds of $45 million, of which $25 million were letters of credit issued under the UBS Revolver, $18 million were bank guarantees issued by ABSA and $2 million were performance bonds issued by Westpac Banking Corporation.

In the near term, we expect that our operations will provide sufficient cash to fund our operating expenses, capital expenditures, debt repayments, and dividends. Working capital (calculated as current assets less current liabilities) was $2,237 million at March 31, 2014 compared to $2,290 at December 31, 2013, a decrease of $53 million, which is primarily due to cash used in operations, as well as dividends paid of $29 million and capital expenditures of $31 million.

Principal factors that could affect the availability of our internally-generated funds include (i) the deterioration of our revenues in either of our business segments; (ii) changes in our working capital requirements; or (iii) an increase in our expenses.

Principal factors that could affect our ability to obtain cash from external sources include (i) debt covenants that limit our total borrowing capacity; (ii) increasing interest rates applicable to our floating rate debt; (iii) credit rating downgrades, which could limit our access to additional debt; (iv) a decrease in the market price of our common stock; or (v) volatility in public debt and equity markets.

Our credit rating with Standard & Poor’s is BB, and our credit rating with Moody’s is Ba3.

Cash and Cash Equivalents

We consider all investments with original maturities of three months or less to be cash equivalents. As of March 31, 2014, our cash and cash equivalents were primarily invested in money market funds. We maintain cash and cash equivalents in bank deposit and money market accounts that may exceed federally insured limits. The financial institutions where our cash and cash equivalents are held are generally highly rated and geographically dispersed, and we have a policy to limit the amount of credit exposure with any one institution. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk.

The use of our cash includes servicing our interest and debt repayment obligations, making pension contributions, making quarterly dividend payments and funding capital expenditures for innovative initiatives, productivity enhancements and maintenance and safety requirements.

Repatriation of Cash

At March 31, 2014, we held $1,403 million in cash and cash equivalents in these respective jurisdictions: $750 million in Europe, $282 million in Australia, $195 million in South Africa, and $176 million in the United States. Our credit facilities limit transfers of funds from subsidiaries in the United States to certain foreign subsidiaries.

Tronox Limited has foreign subsidiaries with positive undistributed earnings at March 31, 2014. We have made no provision for deferred taxes related to these undistributed earnings because they are considered to be indefinitely reinvested in the foreign jurisdictions.

Cash Dividends on Class A and Class B Shares

On March 24, 2014, we paid a quarterly cash dividend of $0.25 per share, totaling $29 million. See Note 14 of Notes to unaudited Condensed Consolidated Financial Statements.

Debt Obligations

The following table summarizes our debt obligations:

	Original Principal	Annual Interest Rate	Maturity Date	March 31, 2014	December 31, 2013
	(Millions of U.S. dollars)
Term Loan, net of unamortized discount	$1,500	Variable	3/19/2020	$1,479	$1,482
Senior Notes	$900	6.375%	8/15/2020	900	900
Co-generation Unit Financing Arrangement	$16	6.5%	2/1/2016	5	6
Lease financing				25	25

Total debt				2,409	2,413
Less: Long-term debt due in one year				(19)	(18)

Long-term debt				$2,390	$2,395

At March 31, 2014, we had financial covenants in the UBS Revolver, the ABSA Revolver and the Term Loan; however, only the ABSA Revolver had a financial maintenance covenant that applies to local operations and only when the ABSA Revolver is drawn upon. The Term Loan and the UBS Revolver are subject to an intercreditor agreement pursuant to which the lenders’ respective rights and interests in the security are set forth. We were in compliance with all our financial covenants as of and for the three months ended March 31, 2014.

On April 23, 2014, we, along with our wholly-owned subsidiary, Tronox Pigments (Netherlands) B.V., and certain of our subsidiaries named as guarantors, entered into a Third Amendment to the Credit and Guaranty Agreement (the “Third Agreement”) with the lender parties thereto and Goldman Sachs Bank USA, as administrative agent. The Third Agreement amends the Second Amended and Restated Credit and Guaranty Agreement (“Second Agreement”) with Goldman Sachs Bank USA, as administrative agent and collateral agent, and Goldman Sachs Bank USA, UBS Securities LLC, Credit Suisse Securities (USA) LLC and RBC Capital Markets, as joint lead arrangers, joint bookrunners and co-syndication agents dated March 19, 2013. The Third Agreement provides for the re-pricing of the Term Loan by replacing the existing definition of “Applicable Margin” with a grid pricing matrix dependent upon our public corporate family rating as determined by Moody’s and Standard & Poor’s (with the interest rate under the Third Agreement remaining subject to Eurodollar Rate and Base Rate floors, as defined in the Third Agreement). Pursuant to the Third Agreement, based upon our current public corporate family rating by Moody’s and Standard & Poor’s, the current interest rate per annum is 300 basis points plus LIBOR (subject to a LIBOR floor of 1% per annum) compared to 350 basis points plus LIBOR (subject to a LIBOR floor of 1% per annum) in the Second Agreement. The Third Agreement also amended certain provisions of the Second Agreement to permit us and certain of our subsidiaries to obtain new cash flow revolving credit facilities in place of our existing asset based revolving credit facility. The maturity date under the Second Agreement and all other material terms of the Second Agreement remain the same under the Third Agreement.

At March 31, 2014 and December 31, 2013, our net debt (excess debt over cash and cash equivalents) was $1,006 million and $935 million, respectively.

Cash Flows

The following table presents cash flow for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(Millions of U.S. dollars)
Net cash used in operating activities	$(12)	$(1)
Net cash used in investing activities	(31)	(45)
Net cash provided by (used in) financing activities	(33)	710
Effect of exchange rate changes on cash	1	(5)

Net increase (decrease) in cash and cash equivalents	$(75)	$659

Cash Flows from Operating Activities —The use of funds during the first quarter of 2014 was primarily attributable to cash used in operations, resulting in an increase in accounts receivable, as well as a decrease in accrued liabilities related to interest expense and accrued employee costs. The use of funds during the first quarter of 2013 was primarily attributable to cash used in operations, which resulted in increased accounts receivable and decreased accounts payable, offset by a decrease in inventories.

Cash Flows from Investing Activities — The use of funds for both periods presented is attributable to capital expenditure purchases. Capital expenditures for the remainder of 2014 are expected to be in the range of $210 million to $230 million.

Cash Flows from Financing Activities—Net cash used in financing activities during the first quarter of 2014 was primarily attributable to $4 million of principal repayments on the Term Loan, as well as repayments of other debt of $1 million. Additionally, during the first quarter of 2014 we paid dividends of $29 million. Net cash provided by financing activities during the first quarter of 2013 was primarily attributable to proceeds of $945 million for the refinancing of the Term Loan, which were offset by repayments of other debt of $179 million, and payments of debt issuance costs associated with the refinancing of the Term Loan of $28 million. Additionally, during the first quarter of 2013, we paid dividends of $29 million.

Recent Accounting Pronouncements

See Note 1 of Notes to unaudited Condensed Consolidated Financial Statements for recently issued accounting pronouncements.

Environmental Matters

We are subject to a broad array of international, federal, state, and local laws and regulations relating to safety, pollution, protection of the environment, and the generation, storage, handling, transportation, treatment, disposal, and remediation of hazardous substances and waste materials. In the ordinary course of business, we are subject to frequent environmental inspections and monitoring, and occasional investigations by governmental enforcement authorities. Under these laws, we are or may be required to obtain or maintain permits or licenses in connection with our operations. In addition, under these laws, we are or may be required to remove or mitigate the effects on the environment of the disposal or release of chemical, petroleum, low-level radioactive and other substances at our facilities. We may incur future costs for capital improvements and general compliance under environmental, health, and safety laws, including costs to acquire, maintain, and repair pollution control equipment. Environmental laws and regulations are becoming increasingly stringent, and compliance costs are significant and will continue to be significant in the foreseeable future. There can be no assurance that such laws and regulations or any environmental law or regulation enacted in the future will not have a material effect on our business. We are in compliance with applicable environmental rules and regulations in all material respects. Currently, we do not have any outstanding notices of violations or orders from regulatory agencies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This Item should be read in conjunction with Item 7A - Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”).

Our exposure to interest rate risk is minimized by the fact that our $1.5 billion of floating rate debt includes a Libor floor of 1%. As such, Libor would need to increase from the rate in effect at March 31, 2014 to greater than 1% before our borrowing rate would increase. Using a sensitivity analysis as of March 31, 2014, a hypothetical 1% increase in interest rates would result in an increase to pre-tax income of approximately $11 million on an annualized basis. This is due to the fact that earnings on our floating rate financial assets of $1.5 billion at March 31, 2014 would increase by the full 1% while the interest expense on our floating rate debt would increase by less than the full 1%.

There have been no other significant changes in market risk during the quarter ended March 31, 2014.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures

As of March 31, 2014, our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”). The risks described in the Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.

10.1*	Employment Agreement entered into as of March 1, 2014 by and between Tronox LLC and Richard L. Muglia.

10.2*	Separation Agreement entered into as of March 1, 2014 by and between Tronox Limited and Michael J. Foster.

10. 3	Third Amendment to Credit and Guaranty Agreement, dated as of April 23, 2014, among Tronox Pigments (Netherlands) B.V., Tronox Limited, the guarantors listed therein, the lender parties thereto and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Tronox Limited on April 29, 2014, Commission File No. 1-35573).

31.1	Rule 13a-14(a) Certification of Thomas Casey.

31.2	Rule 13a-14(a) Certification of Katherine C. Harper.

32.1	Section 1350 Certification for Thomas Casey.

32.2	Section 1350 Certification for Katherine C. Harper.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2014

TRONOX LIMITED (Registrant)

By:	/s/ Katherine C. Harper
Name:	Katherine C. Harper
Title:	Senior Vice President and Chief Financial Officer