Form 10-Q
period 2014-06-30
Tronox Ltd
filed 2014-08-07
CIK 1530804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 31, 2014, the Registrant had 63,277,020 Class A ordinary shares and 51,154,280 Class B ordinary shares outstanding.

Item 1. Financial Statements (Unaudited)

Page No.
Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2014 and 2013	4
Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2014 and 2013	5
Unaudited Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013	6
Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013	7
Unaudited Condensed Consolidated Statement of Equity for the Six Months Ended June 30, 2014	8
Notes to Unaudited Condensed Consolidated Financial Statements	9

TRONOX LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Millions of U.S. dollars, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$490	$525	$908	$995
Cost of goods sold	430	475	823	913

Gross profit	60	50	85	82
Selling, general and administrative expenses	(45)	(41)	(91)	(92)

Income (loss) from operations	15	9	(6)	(10)
Interest and debt expense, net	(33)	(35)	(67)	(62)
Loss on extinguishment of debt	(8)	—	(8)	(4)
Other income, net	3	26	3	32

Income (loss) before income taxes	(23)	—	(78)	(44)
Income tax benefit (provision)	25	(1)	26	(2)

Net income (loss)	2	(1)	(52)	(46)
Net income attributable to noncontrolling interest	2	12	6	24

Net income (loss) attributable to Tronox Limited	$—	$(13)	$(58)	$(70)

Income (loss) per share, basic and diluted	$—	$(0.11)	$(0.51)	$(0.62)

Weighted average shares outstanding, basic and diluted (in thousands)	113,962	113,390	113,770	113,354

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(Millions of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$2	$(1)	$(52)	$(46)
Other comprehensive loss:
Foreign currency translation adjustments	(13)	(82)	(21)	(201)
Retirement and postretirement plans, net of taxes of less than $1 million in each of the three and six months ended June 30, 2014 and 2013	—	(1)	3	—

Other comprehensive loss	(13)	(83)	(18)	(201)

Total comprehensive loss	(11)	(84)	(70)	(247)

Comprehensive loss attributable to noncontrolling interest:
Net income	2	12	6	24
Foreign currency translation adjustments	(3)	(23)	(6)	(51)

Comprehensive loss attributable to noncontrolling interest	(1)	(11)	—	(27)

Comprehensive loss attributable to Tronox Limited	$(10)	$(73)	$(70)	$(220)

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions of U.S. dollars, except share and per share data)

	June 30,	December 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$1,375	$1,478
Accounts receivable, net of allowance for doubtful accounts	370	308
Inventories, net	754	759
Prepaid and other assets	48	61
Deferred tax assets	33	47

Total current assets	2,580	2,653
Noncurrent Assets
Property, plant and equipment, net	1,228	1,258
Mineral leaseholds, net	1,145	1,216
Intangible assets, net	286	300
Long-term deferred tax assets	257	192
Other long-term assets	70	80

Total assets	$5,566	$5,699

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$154	$164
Accrued liabilities	138	146
Long-term debt due within one year	19	18
Income taxes payable	27	28
Deferred tax liabilities	14	7

Total current liabilities	352	363
Noncurrent Liabilities
Long-term debt	2,386	2,395
Pension and postretirement healthcare benefits	141	148
Asset retirement obligations	94	90
Long-term deferred tax liabilities	200	204
Other long-term liabilities	70	62

Total liabilities	3,243	3,262

Contingencies and Commitments
Shareholders’ Equity
Tronox Limited Class A ordinary shares, par value $0.01 — 64,634,841 shares issued and 63,047,909 shares outstanding at June 30, 2014 and 64,046,647 shares issued and 62,349,618 shares outstanding at December 31, 2013	1	1
Tronox Limited Class B ordinary shares, par value $0.01 — 51,154,280 shares issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Capital in excess of par value	1,462	1,448
Retained earnings	957	1,073
Accumulated other comprehensive loss	(296)	(284)

Total shareholders’ equity	2,124	2,238
Noncontrolling interest	199	199

Total equity	2,323	2,437

Total liabilities and equity	$5,566	$5,699

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Millions of U.S. dollars)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net income (loss)	$(52)	$(46)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	157	146
Deferred income taxes	(45)	(6)
Share-based compensation expense	12	11
Amortization of deferred debt issuance costs and discount on debt	5	6
Pension and postretirement healthcare benefit expense	3	5
Loss on extinguishment of debt	8	4
Other noncash items affecting net loss	12	(4)
Contributions to employee pension and postretirement plans	(7)	(3)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(64)	(49)
(Increase) decrease in inventories	2	90
(Increase) decrease in prepaid and other assets	11	—
Increase (decrease) in accounts payable and accrued liabilities	(15)	(49)
Increase (decrease) in taxes payable	9	(19)
Other, net	(1)	(7)

Cash provided by operating activities	35	79

Cash Flows from Investing Activities:
Capital expenditures	(67)	(79)

Cash used in investing activities	(67)	(79)

Cash Flows from Financing Activities:
Repayments of debt	(11)	(180)
Proceeds from debt	—	945
Debt issuance costs	(2)	(28)
Dividends paid	(58)	(57)
Proceeds from the exercise of warrants and options	2	1

Cash (used in) provided by financing activities	(69)	681

Effects of exchange rate changes on cash and cash equivalents	(2)	(8)

Net (decrease) increase in cash and cash equivalents	(103)	673
Cash and cash equivalents at beginning of period	1,478	716

Cash and cash equivalents at end of period	$1,375	$1,389

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(Millions of U.S. dollars)

	Tronox Limited Class A Ordinary Shares	Tronox Limited Class B Ordinary Shares	Capital in Excess of par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2013	$1	$—	$1,448	$1,073	$(284)	$2,238	$199	$2,437
Net income (loss)	—	—	—	(58)	—	(58)	6	(52)
Other comprehensive loss	—	—	—	—	(12)	(12)	(6)	(18)
Share-based compensation	—	—	12	—	—	12	—	12
Class A and Class B share dividends	—	—	—	(58)	—	(58)	—	(58)
Warrants and options exercised	—	—	2	—	—	2	—	2

Balance at June 30, 2014	$1	$—	$1,462	$957	$(296)	$2,124	$199	$2,323

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

At June 30, 2014, Exxaro Resources Limited (“Exxaro”) held approximately 44.2% of the voting securities of Tronox Limited. Exxaro has agreed that through June 15, 2015, it would not engage in any transaction or other action, that would result in its beneficial ownership of the voting shares of Tronox Limited exceeding 45% of the total issued shares of Tronox Limited. We had service level agreements with Exxaro for services such as tax preparation, information technology services, and research and development, which amounted to $1 million and $2 million of expense during the three months ended June 30, 2014 and 2013, respectively, and $2 million and $4 million of expense during the six months ended June 30, 2014 and 2013, respectively.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited, and have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. The Condensed Consolidated Balance Sheet as of December 31, 2013 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, considered necessary for a fair statement. Our unaudited condensed consolidated financial statements include the accounts of all majority-owned subsidiary companies. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the manner and presentation in the current period.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. It is at least reasonably possible that the effect on the financial statements of a change in estimate due to one or more future confirming events could have a material effect on the financial statements.

During the three months ended June 30, 2014, we recorded out-of-period adjustments that should have been recorded during 2013 and the three months ended March 31, 2014 that increased cost of goods sold by $6 million, decreased selling, general and administrative expenses by $1 million, increased loss before income taxes by $5 million, decreased net income by $4 million and decreased income per share by $0.03. During the three months ended March 31, 2014, we recorded out-of-period adjustments that should have been recorded during 2013 that decreased cost of goods sold by $5 million, increased selling, general and administrative expenses by $1 million, decreased loss before income taxes by $4 million, decreased net loss by $3 million and decreased loss per share by $0.02. For the six months ended June 30, 2014, these out-of-period adjustments decreased cost of goods sold by $3 million, increased selling, general and administrative expenses by $1 million, decreased loss before income taxes by $2 million, decreased net loss by $2 million and decreased loss per share by $0.01. Certain of the adjustments recorded in each of the three months had an offsetting effect within the six months. After evaluating the quantitative and qualitative aspects of the adjustments, we concluded the effect of these adjustments was not material to any previously issued consolidated financial statements or our expected annual results for 2014.

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

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-9, Revenue from Contracts with Customers (“ASU 2014-9”), which states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for periods beginning after December 31, 2016, and will be applied either retrospectively or on a modified retrospective basis. We have not yet determined the impact, if any, that ASU 2014-9 will have on our consolidated financial statements.

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

On May 29, 2014, the Bankruptcy Court approved a settlement with Anadarko for $5.15 billion. We will not receive any portion of the settlement amount. Instead, 88% of the $5.15 billion will go to trusts and other governmental entities for the remediation of polluted sites by Kerr-McGee. The remaining 12% will be distributed to a tort trust to compensate individuals injured as a result of Kerr-McGee’s environmental failures.

We received a private letter ruling from the U.S. Internal Revenue Service confirming that the trusts that held the claims against Anadarko are grantor trusts of Tronox Incorporated solely for federal income tax purposes. As a result, we believe we will be entitled to tax deductions equal to the amount spent by the trusts to remediate environmental matters and to compensate the injured individuals. These deductions will accrue over the life of the trusts as the $5.15 billion is spent. We believe that these expenditures and the accompanying tax deductions may continue for decades.

3. Income Taxes

Our operations are conducted through our various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income tax benefit (provision)	$25	$(1)	$26	$(2)
Income (loss) before income taxes	$(23)	$—	$(78)	$(44)
Effective tax rate	109%	—%	33%	(5)%

The effective tax rate for each of the three and six months ended June 30, 2014 and 2013, differs from the Australian statutory rate of 30% primarily due to valuation allowances in the United States, income in foreign jurisdictions taxed at rates lower than 30%, and withholding tax accruals. Additionally, the effective tax rate for the three months ended June 30, 2014 is impacted by losses in jurisdictions where we record tax benefits combined with income taxed at rates lower than 30%.

We have valuation allowances against specific tax assets in various jurisdictions where, based on the tax laws of each relevant country, we cannot objectively assert that the deferred tax assets are more likely than not to be realized.

We continue to maintain a full valuation allowance related to the total net deferred tax assets in the United States, excluding the deferred benefit for the alternative minimum tax credit. Future provisions for income taxes will include no tax benefits with respect to losses incurred and tax expense only to the extent of current alternative minimum tax and state tax payments until the valuation allowance in the United States is eliminated. Accounting Standards Codification 740, Income Taxes, requires that all available positive and negative evidence be weighted to determine whether a valuation allowance should be recorded.

4. Earnings (Loss) Per Share

The computation of basic and diluted loss per share for the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator – Basic and Diluted:
Net income (loss)	$2	$(1)	$(52)	$(46)
Less: Net income attributable to noncontrolling interest	2	12	6	24

Undistributed net loss	—	(13)	(58)	(70)
Percentage allocated to ordinary shares (1)	100%	100%	100%	100%

Loss available to ordinary shares	$—	$(13)	$(58)	$(70)

Denominator – Basic and Diluted:
Weighted-average ordinary shares (in thousands)	113,962	113,390	113,770	113,354

Loss per Ordinary Share (2):
Basic and diluted loss per ordinary share	$—	$(0.11)	$(0.51)	$(0.62)

(1)	Our participating securities do not have a contractual obligation to share in losses; therefore, when we have a net loss, none of the loss is allocated to participating securities. Consequently, for the three and six months ended June 30, 2014 and 2013, the two class method did not have an effect on our loss per ordinary share calculation, and as such, dividends paid during the year did not impact this calculation.
(2)	Loss per ordinary share amounts were calculated from exact, not rounded income (loss) and share information.

In computing diluted loss per share under the two-class method, we considered potentially dilutive shares. Anti-dilutive shares not recognized in the diluted earnings per share calculation were as follows:

	June 30, 2014		June 30, 2013
	Shares	Average Exercise Price	Shares	Average Exercise Price
Options	2,816,072	$21.11	2,064,523	$20.61
Series A Warrants (1)	1,603,335	$11.25	1,830,758	$11.79
Series B Warrants (1)	2,049,291	$12.42	2,383,181	$13.01
Restricted share units	985,136	$22.06	295,607	$20.99

(1)	Series A Warrants and Series B Warrants were converted into Class A Shares at June 30, 2014 and 2013 using a rate of 5.24 and 5.12, respectively. See Note 14.

5. Accounts Receivable

Accounts receivable, net of allowance for doubtful accounts, consisted of the following:

	June 30,	December 31,
	2014	2013
Trade receivables	$366	$304
Other	6	6

Gross	372	310
Allowance for doubtful accounts	(2)	(2)

Net	$370	$308

Bad debt expense recorded in the unaudited Condensed Consolidated Statements of Operations was less than $1 million for each of the three and six months ended June 30, 2014 and 2013.

6. Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2014	2013
Raw materials	$259	$235
Work-in-process	74	45
Finished goods, net	299	373
Materials and supplies, net (1)	122	106

Total	$754	$759

(1)	Consists of processing chemicals, maintenance supplies, and spare parts, which will be consumed directly and indirectly in the production of our products.

Finished goods includes inventory on consignment to others of $41 million and $48 million at June 30, 2014 and December 31, 2013, respectively. At both June 30, 2014 and December 31, 2013, inventory obsolescence reserves were $13 million. During the three months ended June 30, 2014 and 2013, we recognized a net lower of cost or market benefit (partial reversal of expense recorded during the first quarter) of $4 million and $7 million, respectively, which was included in “Cost of goods sold” on the unaudited Condensed Consolidated Statements of Operations. During the six months ended June 30, 2014 and 2013, we recognized a net lower of cost or market charge of $7 million and a net lower of cost or market benefit of $7 million, respectively, which was included in “Cost of goods sold” on the unaudited Condensed Consolidated Statements of Operations.

7. Property, Plant and Equipment

Property, plant and equipment, net of accumulated depreciation, consisted of the following:

	June 30,	December 31,
	2014	2013
Land and land improvements	$81	$79
Buildings	192	181
Machinery and equipment	1,211	1,156
Construction-in-progress	109	133
Other	31	28

Total	1,624	1,577
Less accumulated depreciation and amortization	(396)	(319)

Net	$1,228	$1,258

Depreciation expense related to property, plant and equipment during the three months ended June 30, 2014 and 2013 was $43 million and $48 million, respectively, and during the six months ended June 30, 2014 and 2013 was $82 million and $90 million, respectively.

8. Mineral Leaseholds

Mineral leaseholds, net of accumulated depletion, consisted of the following:

	June 30,	December 31,
	2014	2013
Mineral leaseholds	$1,379	$1,388
Less accumulated depletion	(234)	(172)

Net	$1,145	$1,216

Depletion expense related to mineral leaseholds during the three months ended June 30, 2014 and 2013 was $35 million and $18 million, respectively, and during the six months ended June 30, 2014 and 2013 was $62 million and $42 million, respectively.

9. Intangible Assets

Intangible assets, net of accumulated amortization, consisted of the following:

	June 30, 2014			December 31, 2013
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$294	$(69)	$225	$294	$(59)	$235
TiO2 technology	32	(6)	26	32	(5)	27
Internal-use software	42	(9)	33	42	(6)	36
Other	7	(5)	2	7	(5)	2

Total	$375	$(89)	$286	$375	$(75)	$300

Amortization expense related to intangible assets during the three months ended June 30, 2014 and 2013 was $6 million and $7 million, respectively, and during the six months ended June 30, 2014 and 2013 was $13 million and $14 million, respectively. Estimated future amortization expense related to intangible assets is $13 million for the remainder of 2014, $27 million for 2015, $25 million for 2016, $25 million for 2017, $25 million for 2018, and $171 million thereafter.

10. Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30,	December 31,
	2014	2013
Employee-related costs and benefits	$54	$55
Taxes other than income taxes	39	44
Interest	22	22
Sales rebates	17	18
Other	6	7

Total	$138	$146

11. Debt

Short-term Debt

UBS Revolver

We have a global senior secured asset-based syndicated revolving credit facility with UBS AG (the “UBS Revolver”) with a maturity date of June 18, 2017. The UBS Revolver provides us with a committed source of capital with a principal borrowing amount of up to $300 million, subject to a borrowing base. At June 30, 2014 and December 31, 2013, our borrowing base was $294 million and $210 million, respectively. During each of the three and six months ended June 30, 2014 and 2013, we had no drawdowns or repayments on the UBS Revolver. At June 30, 2014 and December 31, 2013, there were no outstanding borrowings on the UBS Revolver.

ABSA Revolving Credit Facility

We have a R900 million (approximately $85 million at June 30, 2014) revolving credit facility with ABSA Bank Limited (“ABSA”) acting through its ABSA Capital Division (the “ABSA Revolver”) with a maturity date of June 14, 2017. During the three and six months ended June 30, 2014 and the three months ended June 30, 2013, we had no drawdowns or repayments on the ABSA Revolver. During the six months ended June 30, 2013, we had repayments of $30 million and no drawdowns on the ABSA Revolver. The average effective interest rate was 8.5% during the six months ended June 30, 2013. At June 30, 2014 and December 31, 2013, there were no outstanding borrowings on the ABSA Revolver.

Long-term Debt

Long-term debt, net of an unamortized discount, consisted of the following:

	Original Principal	Annual Interest Rate	Maturity Date	June 30, 2014	December 31, 2013
Term Loan, net of unamortized discount (1)	$1,500	Variable	3/19/2020	$1,475	$1,482
Senior Notes	$900	6.375%	8/15/2020	900	900
Co-generation Unit Financing Arrangement	$16	6.5%	2/1/2016	5	6
Capital leases				25	25

Total debt				2,405	2,413
Less: Long-term debt due within one year				(19)	(18)

Long-term debt				$2,386	$2,395

(1)	Average effective interest rate of 4.8% and 4.9% during 2014 and 2013, respectively.

Term Loan

On March 19, 2013, we, along with our wholly-owned subsidiary, Tronox Pigments (Netherlands) B.V., and certain of our subsidiaries named as guarantors, entered into a Second Amended and Restated Credit and Guaranty Agreement (the “Second Agreement”) with Goldman Sachs Bank USA, as administrative agent and collateral agent, and Goldman Sachs Bank USA, UBS Securities LLC, Credit Suisse Securities (USA) LLC and RBC Capital Markets, as joint lead arrangers, joint bookrunners and co-syndication agents. Pursuant to the Second Agreement, we obtained a $1.5 billion senior secured term loan (the “Term Loan”). The Term Loan was issued net of an original issue discount. At June 30, 2014 and December 31, 2013, the unamortized discount was $8 million and $11 million, respectively. During the three and six months ended June 30, 2014 we made principal repayments of $6 million and $10 million, respectively. We had no repayments during the three and six months ended June 30, 2013.

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

The Third Agreement resulted in a modification for certain lenders and an extinguishment for other lenders. Accordingly, we recognized an $8 million charge during the three months ended June 30, 2014 for the early extinguishment of debt resulting from the write-off of deferred debt issuance costs and discount on debt associated with the Second Agreement. We also paid $2 million of new debt issuance costs related to the Third Agreement during the three months ended June 30, 2014.

Senior Notes

On August 20, 2012, our wholly-owned subsidiary, Tronox Finance LLC, completed a private placement offering of $900 million aggregate principal amount of senior notes at par value (the “Senior Notes”). The Senior Notes bear interest semiannually at a rate equal to 6.375%, and are fully and unconditionally guaranteed on a senior, unsecured basis by us and certain of our subsidiaries. The Senior Notes were initially offered to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act.

On September 17, 2013, Tronox Finance LLC issued $900 million in aggregate principal amount of registered 6.375% Senior Notes due 2020 in exchange for its then existing $900 million in aggregate principal amount of its 6.375% Senior Notes due 2020. The Senior Notes are guaranteed by Tronox and certain of its subsidiaries. See Note 19.

Capital Leases

We have capital lease obligations in South Africa, which are payable through 2031 at a weighted average interest rate of approximately 14%. At both June 30, 2014 and December 31, 2013, such obligations had a net book value of assets recorded under capital leases aggregating $21 million and $23 million. During each of the three and six months ended June 30, 2014 and 2013, we made principal payments of less than $1 million.

Fair Value

Our debt is recorded at historical amounts. At June 30, 2014 and December 31, 2013, the fair value of the Term Loan was $1,487 million and $1,524 million, respectively. At June 30, 2014 and December 31, 2013, the fair value of the Senior Notes was $953 million and $924 million, respectively. We determined the fair value of the Term Loan and the Senior Notes using Bloomberg market prices. The fair value hierarchy for the Term Loan and the Senior Notes is a Level 1 input.

Debt Covenants

At June 30, 2014, we had financial covenants in the UBS Revolver, the ABSA Revolver and the Term Loan; however, only the ABSA Revolver had a financial maintenance covenant that applies to local operations and only when the ABSA Revolver is drawn upon. The Term Loan and the UBS Revolver are subject to an intercreditor agreement pursuant to which the lenders’ respective rights and interests in the security are set forth. We were in compliance with all our financial covenants as of and for the three and six months ended June 30, 2014.

Security

We have pledged the majority of our U.S. assets and certain assets of our non-U.S. subsidiaries in support of our outstanding debt.

Interest and Debt Expense, Net

Interest and debt expense, net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest on debt	$31	$32	$63	$56
Amortization of deferred debt issuance costs and discounts on debt	3	4	5	6
Other	—	—	1	2
Capitalized interest	(1)	(1)	(2)	(2)

Total interest and debt expense, net	$33	$35	$67	$62

Debt issuance costs are being amortized through the respective maturity dates of our debt using the effective interest method. At June 30, 2014 and December 31, 2013, we had $49 million and $57 million, respectively, of deferred debt issuance costs, which are recorded in “Other long-term assets” on the unaudited Condensed Consolidated Balance Sheets.

12. Asset Retirement Obligations

Asset retirement obligations consist primarily of rehabilitation and restoration costs, landfill capping costs, decommissioning costs, and closure and post-closure costs. Activity related to our asset retirement obligations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beginning balance	$98	$111	$96	$113
Additions	1	1	1	2
Accretion expense	2	2	3	4
Remeasurement/translation	—	(10)	2	(13)
Changes in estimates, including cost and timing of cash flows	—	—	1	(1)
Settlements/payments	(1)	(1)	(3)	(2)

Ending balance	$100	$103	$100	$103

Current portion included in accrued liabilities	$6	$7	$6	$7

Noncurrent portion	$94	$96	$94	$96

Environmental Rehabilitation Trust

In accordance with applicable regulations, we have established an environmental rehabilitation trust for the prospecting and mining operations in South Africa, which receives, holds, and invests funds for the rehabilitation or management of asset retirement obligations. The trustees of the fund are appointed by us, and consist of sufficiently qualified employees capable of fulfilling their fiduciary duties. At June 30, 2014 and December 31, 2013, the environmental rehabilitation trust assets were $20 million and $22 million, respectively, which were recorded in “Other long-term assets” on the unaudited Condensed Consolidated Balance Sheets.

13. Commitments and Contingencies

Purchase Commitments—At June 30, 2014, purchase commitments were $149 million for the remainder of 2014, $162 million for 2015, $73 million for 2016, $43 million for 2017, $27 million for 2018, and $80 million thereafter.

Letters of Credit—At June 30, 2014, we had outstanding letters of credit, bank guarantees, and performance bonds of $45 million, of which $25 million were letters of credit issued under the UBS Revolver, $18 million were bank guarantees issued by ABSA and $2 million were performance bonds issued by Westpac Banking Corporation.

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

14. Shareholders’ Equity

The changes in outstanding Class A ordinary shares (“Class A Shares”) and Class B ordinary shares (“Class B Shares”) for the six months ended June 30, 2014 were as follows:

Class A Shares:
Balance at December 31, 2013	62,349,618
Shares issued for share-based compensation	180,539
Shares issued upon warrants exercised	390,987
Shares issued upon options exercised	126,765

Balance at June 30, 2014	63,047,909

Class B Shares:
Balance at December 31, 2013	51,154,280

Balance at June 30, 2014	51,154,280

Warrants

Tronox Limited has outstanding Series A Warrants (the “Series A Warrants”) and Series B Warrants (the “Series B Warrants,” and together with the Series A Warrants, the “Warrants”). At June 30, 2014, holders of the Warrants were entitled to purchase 5.24 Class A Shares and receive $12.50 in cash at an exercise prices of $58.99 for each Series A Warrant and $65.10 for each Series B Warrant. The Warrants have a seven-year term from the date initially issued and will expire on February 14, 2018. A holder may exercise the Warrants by paying the applicable exercise price in cash or exercising on a cashless basis. The Warrants are freely transferable by the holder. At June 30, 2014 there were 305,980 Series A Warrants and 391,086 Series B Warrants outstanding.

Dividends

During 2014, we declared and paid quarterly dividends to holders of our Class A Shares and Class B Shares as follows:

	Q1 2014	Q2 2014
Dividend per share	$0.25	$0.25
Total dividend	$29	$29
Record date (close of business)	March 10	May 19

Accumulated Other Comprehensive Loss Attributable to Tronox Limited

The table below presents changes in accumulated other comprehensive loss by component for the three and six months ended June 30, 2014.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Total
Balance, December 31, 2013	$(215)	$(69)	$(284)
Other comprehensive income (loss)	(5)	3	(2)
Amounts reclassified from accumulated other comprehensive loss	—	—	—

Balance, March 31, 2014	(220)	(66)	(286)
Other comprehensive loss	(10)	—	(10)
Amounts reclassified from accumulated other comprehensive loss	—	—	—

Balance, June 30, 2014	$(230)	$(66)	$(296)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Total
Balance, December 31, 2012	$4	$(99)	$(95)
Other comprehensive loss	(91)	—	(91)
Amounts reclassified from accumulated other comprehensive loss	—	1	1

Balance, March 31, 2013	(87)	(98)	(185)
Other comprehensive loss	(60)	—	(60)
Amounts reclassified from accumulated other comprehensive loss	—	—	—

Balance, June 30, 2013	$(147)	$(98)	$(245)

15. Noncontrolling Interest

Exxaro has a 26% ownership interest in each of our Tronox KZN Sands (Pty) Ltd. and Tronox Mineral Sands (Pty) Ltd. subsidiaries in order to comply with the ownership requirements of the Black Economic Empowerment legislation in South Africa. Exxaro is entitled to exchange this interest for approximately 3.2% in additional Class B Shares under certain circumstances. Exxaro also has a 26% ownership interest in certain of our other non-operating subsidiaries. We account for such ownership interest as “Noncontrolling interest” in our unaudited condensed consolidated financial statements.

Noncontrolling interest activity was as follows:

	2014	2013
Balance, January 1	$199	$233
Net income attributable to noncontrolling interest	4	12
Effect of exchange rate changes	(3)	(28)

Balance, March 31	200	217
Net income attributable to noncontrolling interest	2	12
Effect of exchange rate changes	(3)	(23)

Balance, June 30	$199	$206

16. Share-Based Compensation

Compensation expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Restricted shares and restricted share units	$4	$4	$7	$6
Options	2	1	4	3
T-Bucks Employee Participation Plan	1	1	1	2

Total compensation expense	$7	$6	$12	$11

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

Restricted Shares

During the six months ended June 30, 2014, we granted restricted shares which vest ratably over a three-year period. These awards are classified as equity awards, and are accounted for using the fair value established at the grant date.

The following table presents a summary of activity for the six months ended June 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2014	1,148,795	20.61
Granted	38,766	22.17
Vested	(118,205)	20.90
Forfeited	(30,658)	23.75

Outstanding, June 30, 2014	1,038,698	$20.55

Expected to vest, June 30, 2014	1,034,034	$20.55

At June 30, 2014, there was $8 million of unrecognized compensation expense related to nonvested restricted shares, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of restricted shares that vested during the six months ended June 30, 2014 was $2 million.

Restricted Share Units (“RSUs”)

During the six months ended June 30, 2014, we granted RSUs which have time and/or performance conditions. Both the time-based awards and the performance-based awards are classified as equity awards. The time-based awards vest ratably over a three-year period, and are valued at the weighted average grant date fair value. The performance-based awards cliff vest at the end of the three years. Included in the performance-based awards are RSUs for which vesting is determined by a Total Stockholder Return (“TSR”) calculation over the applicable measurement period. The TSR metric is considered a market condition for which we use a Monte Carlo simulation to determine the grant date fair value.

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2014	303,324	21.08
Granted	756,735	22.31
Vested	(60,159)	20.28
Forfeited	(14,764)	21.90

Outstanding, June 30, 2014	985,136	$22.06

Expected to vest, June 30, 2014	959,166	$22.06

At June 30, 2014, there was $16 million of unrecognized compensation expense related to nonvested RSUs, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of RSUs that vested during the six months ended June 30, 2014 was $1 million.

Options

During the six months ended June 30, 2014, we granted options to purchase Class A Shares, which vest ratably over a three-year period and have a ten-year term. The following table presents a summary of activity for the six months ended June 30, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Intrinsic Value
Outstanding, January 1, 2014	2,094,771	$20.63	8.97	$7
Granted	911,530	21.99
Exercised	(126,765)	20.12
Forfeited	(63,304)	19.72
Expired	(160)	25.90

Outstanding, June 30, 2014	2,816,072	$21.11	8.82	$17

Expected to vest, June 30, 2014	2,026,850	$20.89	9.01	$12

Exercisable, June 30, 2014	736,834	$21.73	8.28	$4

The aggregate intrinsic values in the table represent the total pre-tax intrinsic value (the difference between our share price at the indicated dates and the options’ exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at the end of the second quarter. The amount will change based on the fair market value of our stock. Total intrinsic value of options exercised during the six months ended June 30, 2014 was $1 million. We issue new shares upon the exercise of options. During the six months ended June 30, 2014, we received $2 million in cash for the exercise of stock options.

At June 30, 2014, unrecognized compensation expense related to options, adjusted for estimated forfeitures, was $13 million, which is expected to be recognized over a weighted-average period of two years.

Fair value is determined on the grant date using the Black-Scholes option-pricing model and is recognized in earnings on a straight-line basis over the employee service period of three years, which is the vesting period. The assumptions used in the Black-Scholes option-pricing model were as follows:

	February 10, 2014	June 19, 2014
Number of options granted	910,375	1,155
Fair market value and exercise price	$21.98	$27.25
Risk-free interest rate	1.88%	2.07%
Expected dividend yield	4.55%	3.67%
Expected volatility	58%	57%
Maturity (years)	10	10
Expected term (years)	6	6
Per-unit fair value of options granted	$8.17	$10.80

The fair value is based on the closing price of our Class A Shares on the grant date. The risk-free interest rate is based on U.S. Treasury Strips available with maturity period consistent with expected life assumption. The expected volatility assumption is based on historical price movements of our peer group.

T-Bucks Employee Participation Plan (“T-Bucks EPP”)

During 2012, we established the T-Bucks EPP for the benefit of certain qualifying employees of our South African subsidiaries. We funded the T-Bucks Trust (the “Trust”) with R124 million (approximately $15 million), which was used to acquire Class A Shares. Additional contributions may be made in the future at the discretion of the Board. The T-Bucks EPP is classified as an equity-settled shared-based payment plan, whereby participants were awarded share units in the Trust, which entitles them to receive Class A Shares upon completion of the vesting period on May 31, 2017. Participants are entitled to receive dividends on the shares during the vesting period. Forfeited shares are retained by the Trust, and are allocated to future participants. Compensation costs are recognized over the vesting period using the straight-line method. During 2012, the Trust purchased 548,234 Class A Shares at $25.79 per share, which was the fair value on the date of purchase. The balance at both June 30, 2014 and December 31, 2013 was 548,234 shares.

17. Pension and Other Postretirement Healthcare Benefits

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

The components of net periodic cost associated with the U.S. and foreign retirement plans recognized in the unaudited Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net periodic cost:
Service cost	$2	$2	$3	$3
Interest cost	5	5	11	10
Expected return on plan assets	(6)	(5)	(12)	(10)
Net amortization of actuarial loss and prior service credit	—	—	—	1

Total net periodic cost	$1	$2	$2	$4

The components of net periodic cost associated with the postretirement healthcare plans for each of the three months ended June 30, 2014 and 2013 were $1 million and less than $1 million, respectively, and for the six months ended June 30, 2014 and 2013 were $1 million and $1 million, respectively.

18. Segment Information

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

Segment performance is evaluated based on segment operating profit (loss), which represents the results of segment operations before unallocated costs, such as general corporate expenses not identified to a specific segment, interest expense, other income (expense), and income tax expense or benefit.

Net sales and income (loss) from operations by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Mineral Sands segment	$227	$312	$405	$610
Pigment segment	328	304	619	592
Corporate and Other	27	35	52	62
Eliminations	(92)	(126)	(168)	(269)

Net sales (1)	$490	$525	$908	$995

Mineral Sands segment	$18	$68	$1	$164
Pigment segment	8	(56)	(5)	(124)
Corporate and Other	(17)	(11)	(37)	(35)
Eliminations	6	8	35	(15)

Income (loss) from operations	15	9	(6)	(10)
Interest and debt expense, net	(33)	(35)	(67)	(62)
Loss on extinguishment of debt	(8)	—	(8)	(4)
Other income (expense), net	3	26	3	32

Income (loss) before income taxes	(23)	—	(78)	(44)

Income tax benefit (provision)	25	(1)	26	(2)

Net income (loss)	$2	$(1)	$(52)	$(46)

(1)	Net sales to external customers, by geographic region, based on country of production, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
U.S. operations	$203	$216	$383	$403
International operations:
Australia	114	144	209	254
South Africa	106	113	184	221
The Netherlands	67	52	132	117

Total	$490	$525	$908	$995

During the six months ended June 30, 2014, our ten largest pigment customers and our ten largest third-party mineral sands customers represented approximately 47% and 33%, respectively, of net sales; however, no single customer accounted for more than 10% of total net sales.

Capital expenditures by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Mineral Sands segment	$16	$18	$37	$49
Pigment segment	13	12	21	25
Corporate and Other	2	4	4	5

Total	$31	$34	$62	$79

Total assets by segment were as follows:

	June 30,	December 31,
	2014	2013
Mineral Sands segment	$2,730	$2,957
Pigment segment	1,670	1,559
Corporate and Other	1,175	1,227
Eliminations	(9)	(44)

Total	$5,566	$5,699

19. Guarantor Condensed Consolidating Financial Statements

The obligations of Tronox Finance LLC, our wholly-owned subsidiary, under the Senior Notes are fully and unconditionally (subject to certain customary circumstances providing for the release of a guarantor subsidiary) guaranteed on a senior unsecured basis, jointly and severally, by Tronox Limited (referred to for purposes of this note only as the “Parent Company”) and each of its current and future restricted subsidiaries, other than excluded subsidiaries, that guarantee any indebtedness of the Parent Company or its restricted subsidiaries (collectively, the “Guarantor Subsidiaries”). The Subsidiary Issuer, Tronox Finance LLC, and each of the Guarantor Subsidiaries are 100% owned, directly or indirectly, by the Parent Company. Our subsidiaries that do not guarantee the Senior Notes are referred to as the “Non-Guarantor Subsidiaries.” The guarantor condensed consolidating financial statements presented below presents the statements of operations, statements of comprehensive income (loss), balance sheets and statements of cash flow data for: (i) the Parent Company, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, and the subsidiary issuer, on a consolidated basis (which is derived from Tronox historical reported financial information); (ii) the Parent Company, alone (accounting for our Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, and Tronox Finance LLC on an equity basis under which the investments are recorded by each entity owning a portion of another entity at cost, adjusted for the applicable share of the subsidiary’s cumulative results of operations, capital contributions and distributions, and other equity changes); (iii) the Guarantor Subsidiaries alone; (iv) the Non-Guarantor Subsidiaries alone; and (v) the subsidiary issuer, Tronox Finance LLC.

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

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2014

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net sales	$490	$(73)	$—	$—	$340	$223
Cost of goods sold	430	(77)	—	—	294	213

Gross profit	60	4	—	—	46	10
Selling, general and administrative expenses	(45)	4	—	(1)	(34)	(14)

Income (loss) from operations	15	8	—	(1)	12	(4)
Interest and debt expense, net	(33)	—	(15)	—	(1)	(17)
Intercompany interest income (expense)	—	—	—	137	(145)	8
Loss on extinguishment of debt	(8)	—	—	—	(2)	(6)
Other income (expense)	3	—	—	—	(5)	8
Equity in earnings of subsidiary	—	84	—	(95)	11	—

Income (loss) before income taxes	(23)	92	(15)	41	(130)	(11)
Income tax benefit (provision)	25	(1)	4	(41)	39	24

Net income (loss)	2	91	(11)	—	(91)	13
Net income attributable to noncontrolling interest	2	2	—	—	—	—

Net income (loss) attributable to Tronox Limited	$—	$89	$(11)	$—	$(91)	$13

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2014

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net sales	$908	$(125)	$—	$—	$620	$413
Cost of goods sold	823	(152)	—	—	589	386

Gross profit	85	27	—	—	31	27
Selling, general and administrative expenses	(91)	8	—	(5)	(67)	(27)

Income (loss) from operations	(6)	35	—	(5)	(36)	—
Interest and debt expense, net	(67)	—	(30)	—	(2)	(35)
Intercompany interest income (expense)	—	—	—	273	(289)	16
Loss on extinguishment of debt	(8)	—	—	—	(2)	(6)
Other income (expense)	3	32	—	—	(14)	(15)
Equity in earnings of subsidiary	—	269	—	(245)	(24)	—

Income (loss) before income taxes	(78)	336	(30)	23	(367)	(40)
Income tax benefit (provision)	26	—	9	(81)	95	3

Net income (loss)	(52)	336	(21)	(58)	(272)	(37)
Net income attributable to noncontrolling interest	6	6	—	—	—	—

Net income (loss) attributable to Tronox Limited	$(58)	$330	$(21)	$(58)	$(272)	$(37)

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three Months Ended June 30, 2014

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net income (loss)	$2	$91	$(11)	$—	$(91)	$13
Other comprehensive income (loss):
Foreign currency translation adjustments	(13)	26	—	(13)	(13)	(13)
Pension and postretirement plans	—	—	—	—	—	—

Other comprehensive income (loss)	(13)	26	—	(13)	(13)	(13)

Total comprehensive income (loss)	(11)	117	(11)	(13)	(104)	—

Comprehensive income (loss) attributable to noncontrolling interest:
Net income	2	2	—	—	—	—
Foreign currency translation adjustments	(3)	—	—	(3)	—	—

Comprehensive income (loss) attributable to noncontrolling interest	(1)	2	—	(3)	—	—

Comprehensive income (loss) attributable to Tronox Limited	$(10)	$115	$(11)	$(10)	$(104)	$—

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Six Months Ended June 30, 2014

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net income (loss)	$(52)	$336	$(21)	$(58)	$(272)	$(37)
Other comprehensive income (loss):
Foreign currency translation adjustments	(21)	38	—	(20)	(22)	(17)
Pension and postretirement plans	3	(1)	—	2	2	—

Other comprehensive income (loss)	(18)	37	—	(18)	(20)	(17)

Total comprehensive income (loss)	(70)	373	(21)	(76)	(292)	(54)

Comprehensive income (loss) attributable to noncontrolling interest:
Net income	6	6	—	—	—	—
Foreign currency translation adjustments	(6)	—	—	(6)	—

Comprehensive income (loss) attributable to noncontrolling interest	—	6	—	(6)	—	—

Comprehensive income (loss) attributable to Tronox Limited	$(70)	$367	$(21)	$(70)	$(292)	$(54)

GUARANTOR CONDENSED CONSOLIDATING BALANCE SHEETS

As of June 30, 2014

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and cash equivalents	$1,375	$—	$—	$89	$353	$933
Inventory	754	(8)	—	—	471	291
Other current assets	451	(1,926)	27	843	719	788
Investment in subsidiaries	—	2,113	—	(3,402)	1,289	—
Property, plant and equipment, net	1,228	—	—	—	702	526
Mineral leaseholds, net	1,145	—	—	—	649	496
Intercompany loans receivable	—	(7,280)	803	6,044	104	329
Other noncurrent assets	613	—	12	102	390	109

Total assets	$5,566	$(7,101)	$842	$3,676	$4,677	$3,472

LIABILITIES AND EQUITY
Total current liabilities	$352	$(1,926)	$22	$748	$1,313	$195
Long-term debt	2,386	—	898	—	2	1,486
Intercompany loans payable	—	(7,280)	—	803	6,373	104
Other noncurrent liabilities	505	—	—	1	238	266

Total liabilities	3,243	(9,206)	920	1,552	7,926	2,051
Total equity	2,323	2,105	(78)	2,124	(3,249)	1,421

Total liabilities and equity	$5,566	$(7,101)	$842	$3,676	$4,677	$3,472

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2014

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Cash Flows from Operating Activities:
Net income (loss)	$(52)	$336	$(21)	$(58)	$(272)	$(37)
Depreciation, depletion and amortization	157	—	—	—	113	44
Other	(70)	(331)	(1)	61	177	24

Cash provided by (used in) operating activities	35	5	(22)	3	18	31

Cash Flows from Investing Activities:
Capital expenditures	(67)	—	—	—	(41)	(26)
Collections of intercompany debt	—	(22)	22	—	—	—

Cash used in investing activities	(67)	(22)	22	—	(41)	(26)

Cash Flows from Financing Activities:
Repayments of debt	(11)	—	—	—	(1)	(10)
Repayments of intercompany debt	—	22	—	(22)	—	—
Debt issuance costs	(2)	—	—	—	—	(2)
Dividends paid	(58)	—	—	(58)	—	—
Proceeds from the exercise of warrants and options	2	—	—	2	—	—

Cash provided by (used in) financing activities	(69)	22	—	(78)	(1)	(12)

Effects of exchange rate changes on cash and cash equivalents	(2)	(5)	—	(15)	3	15

Net increase (decrease) in cash and cash equivalents	(103)	—	—	(90)	(21)	8
Cash and cash equivalents at beginning of period	$1,478	$—	$—	$179	$374	$925

Cash and cash equivalents at end of period	$1,375	$—	$—	$89	$353	$933

We revised each of our guarantor condensed consolidating financial statements as of December 31, 2013 and for each of the three and six months ended June 30, 2013 regarding the presentation of intercompany activities between the Parent Company, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, and the subsidiary issuer. These revisions, which we determined are not material to our prior year condensed financial statements or consolidated financial statements based on quantitative and qualitative considerations, did not affect our consolidated financial position, consolidated results of operations or consolidated cash flows. The revisions were as follows:

•	The condensed consolidating financial statements previously issued were not prepared under the equity method of accounting. In accordance with Rule 3-10 of Regulation S-X, we have properly prepared our revised condensed consolidating financial statements under the equity method of accounting.

•	In the condensed consolidating financial statements previously issued, Tronox Finance LLC, the subsidiary issuer, was included in the “Parent Company” column. In the revised condensed consolidating financial statements, we have properly included Tronox Finance LLC in a separate column.

•	Two subsidiaries which were incorrectly classified as “Guarantor Subsidiaries” have been reclassified to “Non-Guarantor Subsidiaries” in the revised condensed consolidating financial statements.

•	Certain financial statement line items have been expanded and reclassifications were made to enhance transparency.

REVISED GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2013

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net sales	$525	$(101)	$—	$—	$356	$270
Cost of goods sold	475	(104)	—	—	339	240

Gross profit	50	3	—	—	17	30
Selling, general and administrative expenses	(41)	1	—	(4)	(24)	(14)

Income (loss) from operations	9	4	—	(4)	(7)	16
Interest and debt expense, net	(35)	—	(15)	—	(1)	(19)
Intercompany interest income (expense)	—	—	—	137	(144)	7
Loss on extinguishment of debt	—	—	—	—	—	—
Other income (expense)	26	—	—	—	3	23
Equity in earnings of subsidiary	—	82	—	(106)	24	—

Income (loss) before income taxes	—	86	(15)	27	(125)	27
Income tax benefit (provision)	(1)	—	5	(40)	37	(3)

Net income (loss)	(1)	86	(10)	(13)	(88)	24
Net income attributable to noncontrolling interest	12	12	—	—	—	—

Net income (loss) attributable to Tronox Limited	$(13)	$74	$(10)	$(13)	$(88)	$24

AS PREVIOUSLY FILED

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three months ended June 30, 2013

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net Sales	$525	$(101)	$—	$356	$270
Cost of goods sold	475	(104)	—	339	240

Gross Margin	50	3	—	17	30
Selling, general and administrative expenses	(41)	1	(4)	(31)	(7)

Income from Operations	9	4	(4)	(14)	23
Interest and debt expense	(35)	—	137	(161)	(11)
Other income (expense)	26	—	—	13	13
Equity in earnings of subsidiary	—	106	(106)	—	—

Income (Loss) before Income Taxes	—	110	27	(162)	25
Income tax benefit (provision)	(1)	—	(40)	40	(1)

Net Income (Loss)	(1)	110	(13)	(122)	24
Income attributable to noncontrolling interest	12	—	—	12	—

Net Income (Loss) attributable to Tronox Limited	$(13)	$110	$(13)	$(134)	$24

REVISED GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2013

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net sales	$995	$(195)	$—	$—	$668	$522
Cost of goods sold	913	(172)	—	—	642	443

Gross profit	82	(23)	—	—	26	79
Selling, general and administrative expenses	(92)	2	—	(9)	(55)	(30)

Income (loss) from operations	(10)	(21)	—	(9)	(29)	49
Interest and debt expense, net	(62)	—	(30)	—	(4)	(28)
Intercompany interest income (expense)	—	—	—	273	(288)	15
Loss on extinguishment of debt	(4)	—	—	—	(3)	(1)
Other income (expense)	32	—	—	1	(8)	39
Equity in earnings of subsidiary	—	201	—	(256)	55	—

Income (loss) before income taxes	(44)	180	(30)	9	(277)	74
Income tax benefit (provision)	(2)	—	9	(79)	84	(16)

Net income (loss)	(46)	180	(21)	(70)	(193)	58
Net income attributable to noncontrolling interest	24	24	—	—	—	—

Net income (loss) attributable to Tronox Limited	$(70)	$156	$(21)	$(70)	$(193)	$58

AS PREVIOUSLY FILED

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Six months ended June 30, 2013

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net Sales	$995	$(195)	$—	$668	$522
Cost of goods sold	913	(172)	—	642	443

Gross Margin	82	(23)	—	26	79
Selling, general and administrative expenses	(92)	2	(9)	(66)	(19)

Income from Operations	(10)	(21)	(9)	(40)	60
Interest and debt expense	(62)	—	273	(324)	(11)
Loss on extinguishment of debt	(4)	—	—	(3)	(1)
Other income (expense)	32	—	1	11	20
Equity in earnings of subsidiary	—	256	(256)	—	—

Income (Loss) before Income Taxes	(44)	235	9	(356)	68
Income tax benefit (provision)	(2)	—	(78)	91	(15)

Net Income (Loss)	(46)	235	(69)	(265)	53
Income attributable to noncontrolling interest	24	—	—	24	—

Net Income (Loss) attributable to Tronox Limited	$(70)	$235	$(69)	$(289)	$53

REVISED GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three Months Ended June 30, 2013

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net income (loss)	$(1)	$86	$(10)	$(13)	$(88)	$24
Other comprehensive income (loss):
Foreign currency translation adjustments	(82)	166	—	(82)	(84)	(82)
Pension and postretirement plans	(1)	2	—	(1)	—	(2)

Other comprehensive income (loss)	(83)	168	—	(83)	(84)	(84)

Total comprehensive income (loss)	(84)	254	(10)	(96)	(172)	(60)

Comprehensive income (loss) attributable to noncontrolling interest:
Net income	12	12	—	—	—	—
Foreign currency translation adjustments	(23)	—	—	(23)	—	—

Comprehensive income (loss) attributable to noncontrolling interest	(11)	12	—	(23)	—	—

Comprehensive income (loss) attributable to Tronox Limited	$(73)	$242	$(10)	$(73)	$(172)	$(60)

AS PREVIOUSLY FILED

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

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

REVISED GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Six Months Ended June 30, 2013

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net income (loss)	$(46)	$180	$(21)	$(70)	$(193)	$58
Other comprehensive income (loss):
Foreign currency translation adjustments	(201)	397	—	(201)	(197)	(200)
Pension and postretirement plans	—	1	—	—	—	(1)

Other comprehensive income (loss)	(201)	398	—	(201)	(197)	(201)

Total comprehensive income (loss)	(247)	578	(21)	(271)	(390)	(143)

Comprehensive income (loss) attributable to noncontrolling interest:
Net income	24	24	—	—	—	—
Foreign currency translation adjustments	(51)	—	—	(51)	—	—

Comprehensive income (loss) attributable to noncontrolling interest	(27)	24	—	(51)	—	—

Comprehensive income (loss) attributable to Tronox Limited	$(220)	$554	$(21)	$(220)	$(390)	$(143)

AS PREVIOUSLY FILED

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

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

REVISED GUARANTOR CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2013

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and cash equivalents	$1,478	$—	$—	$179	$374	$925
Inventory	759	(44)	—	—	474	329
Other current assets	416	(1,605)	25	556	721	719
Investment in subsidiaries	—	1,849	—	(3,145)	1,296	—
Property, plant and equipment, net	1,258	—	—	—	710	548
Mineral leaseholds, net	1,216	—	—	—	700	516
Intercompany loans receivable	—	(7,302)	825	6,043	105	329
Other noncurrent assets	572	—	12	88	364	108

Total assets	$5,699	$(7,102)	$862	$3,721	$4,744	$3,474

LIABILITIES AND EQUITY
Total current liabilities	$363	$(1,605)	$22	$658	$1,091	$197
Long-term debt	2,395	—	897	—	3	1,495
Intercompany loans payable	—	(7,302)	—	825	6,372	105
Other noncurrent liabilities	504	—	—	—	235	269

Total liabilities	3,262	(8,907)	919	1,483	7,701	2,066
Total equity	2,437	1,805	(57)	2,238	(2,957)	1,408

Total liabilities and equity	$5,699	$(7,102)	$862	$3,721	$4,744	$3,474

AS PREVIOUSLY FILED

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

REVISED GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2013

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Cash Flows from Operating Activities:
Net income (loss)	$(46)	$180	$(21)	$(70)	$(193)	$58
Depreciation, depletion and amortization	146	—	—	—	89	57
Other	(21)	(130)	(7)	169	180	(233)

Cash provided by (used in) operating activities	79	50	(28)	99	76	(118)

Cash Flows from Investing Activities:
Capital expenditures	(79)	—	—	—	(31)	(48)
Collections of intercompany debt	—	(28)	28	—	—	—

Cash used in investing activities	(79)	(28)	28	—	(31)	(48)

Cash Flows from Financing Activities:
Repayments of debt	(180)	—	—	—	(2)	(178)
Proceeds from borrowings	945	—	—	—	—	945
Repayments of intercompany debt	—	28	—	(28)	—	—
Debt issuance costs	(28)	—	—	—	—	(28)
Dividends paid	(57)	—	—	(57)	—	—
Proceeds from the exercise of warrants and options	1	—	—	1	—	—

Cash provided by (used in) financing activities	681	28	—	(84)	(2)	739

Effects of exchange rate changes on cash and cash equivalents	(8)	(50)	—	(150)	—	192

Net increase (decrease) in cash and cash equivalents	673	—	—	(135)	43	765
Cash and cash equivalents at beginning of period	716	—	—	533	78	105

Cash and cash equivalents at end of period	$1,389	$—	$—	$398	$121	$870

AS PREVIOUSLY FILED

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain financial measures, in particular the presentation of EBITDA and Adjusted EBITDA, which are not presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). We are presenting these non-U.S. GAAP financial measures because we believe they provide us and readers of this Form 10-Q with additional insight into our operational performance relative to earlier periods and relative to our competitors. We do not intend for these non-U.S GAAP financial measures to be a substitute for any U.S. GAAP financial information. Readers of these statements should use these non-U.S. GAAP financial measures only in conjunction with the comparable U.S. GAAP financial measures. A reconciliation of Net income (loss) to EBITDA and Adjusted EBITDA is also provided herein.

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

Recent Developments

Collective bargaining agreements — On July 16, 2014, we reached collective bargaining agreements with the Nation Union of Mineworkers and Solidarity, which covers all bargaining unit union-represented employees working in our mineral sands operations in Namakwa and KZN. The one year agreement is effective July 1, 2014.

Amendments to Term Loan — On April 23, 2014, we entered into a Third Amendment to the Credit and Guaranty Agreement, which provides for the re-pricing of our $1.5 billion senior secured term loan (the “Term Loan”). See Note 11 of Notes to unaudited Condensed Consolidated Financial Statements.

Litigation Settlement — On May 29, 2014, the U.S. Bankruptcy Court for the Southern District of New York (Manhattan) (the “Bankruptcy Court”) approved a settlement with Anadarko Petroleum Corp. (“Anadarko”) for $5.15 billion. We will not receive any portion of the settlement amount. Instead, 88% of the $5.15 billion will go to trusts and other governmental entities for the remediation of polluted sites by Kerr-McGee Corp. (“Kerr-McGee”). The remaining 12% will be distributed to a tort trust to compensate individuals injured as a result of Kerr-McGee’s environmental failures. See Note 2 of Notes to unaudited Condensed Consolidated Financial Statements.

Changes in Certifying Accountant — On April 7, 2014, our Audit Committee of the Board of Directors nominated PricewaterhouseCoopers LLP (“PwC”) for appointment to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2014. On May 21, 2014, shareholders approved PwC’s appointment at the Annual General Meeting of Shareholders, and our engagement of PwC became effective.

Business Environment

The following discussion includes trends and factors that may affect future operating results.

We believe that the pigment market has substantially stabilized. Pigment sales volumes increased slightly during the first half of 2014 from the end of 2013, primarily in North America and Europe, because TiO2 is widely used in paint and other coatings, it is in higher demand prior to the painting season in the Northern Hemisphere (spring and summer). Pigment prices remained relatively level during the first half of 2014, and we expect them to remain stable with positive movement in the second half of 2014.

We believe the feedstock market continues to be oversupplied. During the first half of 2014, the Mineral Sands’ business performance reflected weaker market conditions as sales volumes and selling prices declined due to excess supply in the market. As a result of our vertical integration, this decline in feedstock selling prices contributes to greater margins in our Pigment business that will be realized when the pigment made from that feedstock is sold, which is typically five to six months later. We expect feedstock market conditions to gradually improve as pigment markets strengthen. As selling prices for high grade chloride feedstock currently produce inadequate returns, going forward, we expect to sell chloride processed titanium slag and natural rutile as feedstock solely to our own Pigment business, and will continue to maintain that position until slag market conditions improve.

We continue to be uniquely tax-advantaged by the following factors:

•	Tax loss carryforwards totaling $2 billion of U.S. federal and state, and foreign net operating losses;

•	Interest expense deductions of $2 billion over ten years resulting from U.S. borrowing activity, subject to an annual taxable income limitation;

•	Deductions for cash and property we contributed to litigation trusts in connection with our emergence from bankruptcy (originally $350 million, currently in the amount of $290 million), which we will be able to claim as the trusts spend the money; and

•	On April 3, 2014, a proposed settlement was reached with Anadarko for $5.15 billion, which was approved on May 29, 2014 by the Bankruptcy Court. We will not receive any portion of the settlement amount. Instead, 88% of the $5.15 billion will go to trusts and other governmental entities for the remediation of polluted sites by Kerr-McGee. The remaining 12% will be distributed to a tort trust to compensate individuals injured as a result of Kerr-McGee’s environmental failures. However, we believe we will be entitled to tax deductions equal to the amount spent by the trusts to remediate environmental matters and to compensate the injured individuals. These deductions will accrue over the life of the trusts as the $5.15 billion is spent. We believe that these expenditures and the accompanying tax deductions may continue for decades.

These tax-advantaged factors are not currently recognized as assets on our balance sheet, but we believe create opportunities for our operations to benefit for years to come.

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

Going forward, we will continue to review strategic opportunities both in the U.S. and in foreign jurisdictions. We believe we bring a strong set of operating and financial attributes to the table in either an acquisition or a business combination. As such, we will continue to seek opportunities to realize those value creating attributes, whether in the form of a single transaction with a large party, or a series of transactions to expand our portfolio.

Consolidated Results of Operations

Three and Six Months Ended June 30, 2014 compared to the Three and Six Months Ended June 30, 2013

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Variance	2014	2013	Variance
	(Millions of U.S. dollars)
Net sales	$490	$525	$(35)	$908	$995	$(87)
Cost of goods sold	430	475	(45)	823	913	(90)

Gross profit	60	50	10	85	82	3
Selling, general and administrative expenses	(45)	(41)	(4)	(91)	(92)	1

Income (loss) from operations	15	9	6	(6)	(10)	4
Interest and debt expense, net	(33)	(35)	2	(67)	(62)	(5)
Loss on extinguishment of debt	(8)	—	(8)	(8)	(4)	(4)
Other income, net	3	26	(23)	3	32	(29)

Income (loss) before income taxes	(23)	—	(23)	(78)	(44)	(34)
Income tax benefit (provision)	25	(1)	26	26	(2)	28

Net income (loss)	2	(1)	3	(52)	(46)	(6)

Net sales for the three and six months ended June 30, 2014 decreased 7% and 9%, respectively, compared to the same periods in 2013. The decrease in net sales for the second quarter was due to the impact of lower selling prices and product mix of $32 million, as well as lower volumes of $7 million, offset by favorable changes in foreign currency translation of $4 million. The decrease in net sales for the six months ended June 30, 2014 was due to the impact of lower selling prices and product mix of $74 million and lower volumes of $19 million, partially offset by favorable changes in foreign currency translation of $6 million. Selling prices were lower in both our Pigment and Mineral Sands businesses, while lower volumes in our Mineral Sands business (after elimination of inter-segment sales) were partially offset by higher volumes in our Pigment business.

During the three and six months ended June 30, 2014, cost of goods sold decreased 9% and 10%, respectively, compared to the same periods in the prior year. The decrease in the second quarter principally reflects the impact of lower production costs of $11 million, the reversal of a lower of cost or market reserve for ilmenite of $8 million, lower volumes of $5 million and favorable foreign currency translation of $21 million. The decrease during the six months ended June 30, 2014 principally reflects the impact of lower volumes of $39 million, lower production costs of $8 million and favorable foreign currency translation of $48 million, which were offset by a net lower of cost or market charge for ilmenite of $5 million recorded during the six months ended June 30, 2014.

Our gross profit during the three and six months ended June 30, 2014 was 12% and 9%, respectively, of net sales compared to 10% and 8% of net sales in the three and six months ended June 30, 2013, respectively. The increase principally reflects the impact of higher margins in our pigment business and favorable currency translation, offset by lower selling prices.

Selling, general and administrative expenses increased 10% in the three months ended June 30, 2014 compared to the same period in 2013, while remaining essentially consistent during the six months ended June 30, 2014 compared to the same period in 2013. The net increase in the second quarter of 2014 reflects, in part, increased spending for professional services and employee related costs.

Interest and debt expense for the second quarter of 2014 is primarily comprised of interest expense on the Term Loan of $16 million and the Senior Notes of $14 million compared to $17 million on the Term Loan and $14 million on the Senior Notes during the second quarter of 2013. Interest and debt expense for the six months ended June 30, 2014 is primarily comprised of interest expense on the Term Loan of $32 million and Senior Notes of $29 million compared to $26 million on the Term Loan and a term facility (which included a $550 million senior secured term loan and a $150 million senior secured delayed draw) (the “Term Facility”) and $29 million on the Senior Notes during the second quarter of 2013.

The change in other income, net is primarily attributable to foreign currency and interest income. During the three and six months ended June 30, 2014, we recognized a net foreign currency gain of $1 million and a net foreign currency loss of $2 million, respectively, compared to a net foreign currency gain of $25 million and $31 million in the three and six months ended June 30, 2013, respectively, due to a strengthening U.S. dollar as compared to the South African Rand and Australian dollar. Additionally, interest income increased $2 million and $4 million during the three and six months ended June 30, 2014 compared to the same periods in prior year.

During the three and six months ended June 30, 2014, we recognized an $8 million charge for the early extinguishment of debt compared to $4 million recognized during the six months ended June 30, 2013. See Note 11 of Notes to unaudited Condensed Consolidated Financial Statements.

The effective tax rate for both 2014 and 2013 differs from the Australian statutory rate of 30% primarily due to valuation allowances in the United States, income in foreign jurisdictions taxed at rates lower than 30%, and withholding tax accruals. Additionally, the rate for the three months ended June 30, 2014, is impacted by ordinary losses in jurisdictions where we record tax benefits combined with income taxed at rates lower than 30%.

Operations Review of Segment Revenue and Profit

We operate our business in two reportable segments, Mineral Sands and Pigment. Corporate and Other is comprised of our electrolytic operations, all of which are located in the United States, as well as our corporate activities. We evaluate reportable segment performance based on segment operating profit (loss), which represents the results of segment operations before unallocated costs, such as general corporate expenses not identified to a specific segment, environmental provisions, net of reimbursements, related to sites no longer in operation, interest expense, other income (expense), and income tax expense or benefit. See Note 18 of Notes to unaudited Condensed Consolidated Financial Statements.

Net Sales

Net sales by segments were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Variance	2014	2013	Variance
	(Millions of U.S. dollars)
Mineral Sands segment	$227	$312	$(85)	$405	$610	$(205)
Pigment segment	328	304	24	619	592	27
Corporate and Other	27	35	(8)	52	62	(10)
Eliminations	(92)	(126)	34	(168)	(269)	101

Net Sales	490	525	(35)	908	995	(87)

Mineral Sands segment

Mineral Sands segment net sales for the three and six months ended June 30, 2014 decreased 27% and 34%, respectively, compared to the same periods in 2013. The decrease during the second quarter is primarily due to lower selling prices of $73 million and decreased volumes of $12 million. The decrease in the six months ended June 30, 2014 is primarily due to lower selling prices of $151 million and decreased volumes of $54 million. Mineral Sands selling prices declined for our titanium feedstock (which includes a portion sold to our pigments business) due to oversupply in the market. Mineral Sands sales volumes were lower for titanium feedstock primarily during the first quarter of 2014 compared to the first quarter of 2013, while zircon volumes were lower in the second quarter of 2014 compared to the second quarter of 2013.

Pigment segment

Pigment segment net sales for the three and six months ended June 30, 2014 increased 8% and 5%, respectively, compared to the same periods in 2013. The increase during the second quarter is primarily due to higher volumes of $35 million, offset by a decrease in selling prices and product mix of $15 million. The increase in the six months ended June 30, 2014 is primarily due to higher volumes of $50 million, offset by a decrease in selling prices and product mix of $29 million. The volume impact reflects increased shipments to the European and North American regions. Slightly lower prices were experienced in all regions of the world. During the three and six months ended June 30, 2014, the effect of changes in foreign currency rates positively impacted Pigment net sales by $4 million and $6 million, respectively.

Corporate and Other

Net sales for our electrolytic operations during the three and six months ended June 30, 2014 decreased $8 million and $10 million, respectively, compared to the same periods in 2013, primarily as a result of lower sales volumes of electrolytic manganese dioxide and lower pricing on sodium chlorate.

Eliminations

Eliminations include the impact of transactions between our segments, principally sales from our Mineral Sands business to our Pigment business. Lower selling prices for titanium feedstock were partially offset by the growth in shipments from our Mineral Sands business to our Pigment business.

Income (loss) from Operations

Income (loss) from operations by segments was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
	(Millions of U.S. dollars)
Mineral Sands segment	$18	$68	$(50)	$1	$164	$(163)
Pigment segment	8	(56)	64	(5)	(124)	119
Corporate and Other	(17)	(11)	(6)	(37)	(35)	(2)
Eliminations	6	8	(2)	35	(15)	50

Income (loss) from operations	15	9	$6	(6)	(10)	$4

Interest and debt expense	(33)	(35)		(67)	(62)
Loss on extinguishment of debt	(8)	—		(8)	(4)
Other income (expense)	3	26		3	32

Loss before income taxes	(23)	—		(78)	(44)
Income tax benefit (provision)	25	(1)		26	(2)

Net income (loss)	$2	$(1)		$(52)	$(46)

Mineral Sands segment

During the three and six months ended June 30, 2014, we had income from operations of $18 million and $1 million, respectively, compared to income of $68 million and $164 million, respectively, during the same periods in 2013. The change in the second quarter was primarily attributable to a $73 million decrease in selling prices and higher costs (mostly production) of $2 million, partially offset by favorable foreign currency translation of $25 million. The change in the six months ended June 30, 2014 was primarily attributable to a $151 million decrease in selling prices, lower volumes of $19 million, a lower of cost or market charge of $5 million and higher costs (mostly production) of $43 million, partially offset by favorable foreign currency translation of $55 million.

Pigment segment

During the three and six months ended June 30, 2014, we had income from operations of $8 million and a loss from operations of $5 million, respectively, compared to a loss from operations of $56 million and $124 million, respectively, during the same periods in 2013. The increase in the second quarter was primarily driven by lower ore and production costs of $81 million, offset by the negative impact of price and product mix of $17 million. The increase in the six months ended June 30, 2014 was primarily driven by lower ore and production costs of $152 million, offset by the negative impact of price and product mix of $29 million and lower volumes of $4 million.

Corporate and Other

During the three and six months ended June 30, 2014, Corporate and Other results decreased by $6 million and $2 million, respectively, compared to the same periods in 2013. The decrease for the second quarter was principally related to lower volumes of electrolytic manganese dioxide and lower pricing on sodium chlorate. The decrease for the six month period was also related to a decline in the performance in our electrolytic operations, partially offset by slightly lower corporate selling, general and administrative expenses. Lower corporate selling, general and administrative expenses were principally due to decreases in spending for professional services.

Eliminations

Eliminations principally reflect the change in deferred profit in inventory resulting from our Mineral Sands sales to our Pigment business. The net benefits (charges) included in eliminations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Millions of U.S. dollars)
Increase in intercompany profit in inventory	$(11)	$(54)	$(22)	$(106)
Release of intercompany profit in inventory	22	62	52	91
Reversal of the portion of the Mineral Sands lower of cost or market charge that relates to intercompany activity with our Pigment business	(5)	—	5	—

Eliminations	$6	$8	$35	$(15)

Non-U.S. GAAP Financial Measures

EBITDA and Adjusted EBITDA, which are used by management to measure performance, are not presented in accordance with U.S. GAAP. Management believes that EBITDA is useful to investors, as it is commonly used in the industry as a means of evaluating operating performance. We do not intend for these non-U.S GAAP financial measures to be a substitute for any U.S. GAAP financial information. Readers of these statements should use these non-U.S. GAAP financial measures only in conjunction with the comparable U.S. GAAP financial measures. Since other companies may calculate EBITDA and Adjusted EBITDA differently than we do, EBITDA and Adjusted EBITDA, as presented herein, may not be comparable to similarly titled measures reported by other companies.

Management believes these non-U.S. GAAP financial measures:

•	Reflect our ongoing business in a manner that allows for meaningful period-to-period comparison and analysis of trends in our business, as they exclude income and expense that are not reflective of ongoing operating results;

•	Provide useful information in understanding and evaluating our operating results and comparing financial results across periods;

•	Provide a normalized view of our operating performance by excluding items that are either noncash or non-recurring in nature;

•	Assist investors in assessing our compliance with financial covenants under our debt instruments; and

•	Adjusted EBITDA is one of the primary measures management uses for planning and budgeting processes, and to monitor and evaluate financial and operating results. In addition, Adjusted EBITDA is a factor in evaluating management’s performance when determining incentive compensation.

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$2	$(1)	$(52)	$(46)
Interest and debt expense, net	33	35	67	62
Interest income	(3)	(1)	(6)	(2)
Income tax (benefit) provision	(25)	1	(26)	2
Depreciation, depletion and amortization expense	84	73	157	146

EBITDA	91	107	140	162
Share-based compensation	7	6	12	11
Loss on extinguishment of debt	8	—	8	4
Amortization of inventory step-up and unfavorable ore sales contracts liability	—	(2)	—	6
Foreign currency remeasurement	(2)	(13)	4	(19)
Other items(a)	4	3	8	10

Adjusted EBITDA	108	101	172	174

(a)	Includes noncash pension and postretirement costs, accretion expense, severance expense, and other items.

Liquidity and Capital Resources

Our total liquidity at June 30, 2014 was $1,754 million, which was comprised of $294 million available under the $300 million UBS Revolver (as defined below), $85 million available under the ABSA Revolver (as defined below), and $1,375 million in cash and cash equivalents.

Historically, we have funded our operations and met our commitments through cash generated by operations. During 2012, we issued $900 million aggregate principal amount of 6.375% senior notes due August 15, 2020 (the “Senior Notes”) at par value. Additionally, during 2013, we obtained a $1.5 billion Term Loan, which matures on March 19, 2020.

In addition to these cash resources, we have a $300 million global senior secured asset-based syndicated revolving credit facility with UBS AG (the “UBS Revolver”) with a borrowing base of $294 million at June 30, 2014, and a R900 million (approximately $85 million at June 30, 2014) revolving credit facility with ABSA Bank Limited (“ABSA”) acting through its ABSA Capital Division (the “ABSA Revolver”). As of June 30, 2014, we had not drawn on either revolver. At June 30, 2014, we had outstanding letters of credit, bank guarantees, and performance bonds of $45 million, of which $25 million were letters of credit issued under the UBS Revolver, $18 million were bank guarantees issued by ABSA and $2 million were performance bonds issued by Westpac Banking Corporation.

In the near term, we expect that our operations will provide sufficient cash to fund our operating expenses, capital expenditures, debt repayments, and dividends. Working capital (calculated as current assets less current liabilities) was $2,228 million at June 30, 2014 compared to $2,290 at December 31, 2013, a decrease of $62 million, which is primarily due to cash provided by operations, as well as dividends paid of $58 million and capital expenditures of $67 million.

Principal factors that could affect the availability of our internally-generated funds include (i) the deterioration of our revenues in either of our business segments; (ii) an increase in our expenses; or (iii) changes in our working capital requirements.

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

Cash and Cash Equivalents

We consider all investments with original maturities of three months or less to be cash equivalents. As of June 30, 2014, our cash and cash equivalents were primarily invested in money market funds. We maintain cash and cash equivalents in bank deposit and money market accounts that may exceed federally insured limits. The financial institutions where our cash and cash equivalents are held are generally highly rated and geographically dispersed, and we have a policy to limit the amount of credit exposure with any one institution. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk.

The use of our cash includes servicing our interest and debt repayment obligations, making pension contributions, making quarterly dividend payments and funding capital expenditures for innovative initiatives, productivity enhancements and maintenance and safety requirements.

Repatriation of Cash

At June 30, 2014, we held $1,375 million in cash and cash equivalents in these respective jurisdictions: $714 million in Europe, $258 million in Australia, $219 million in South Africa, and $184 million in the United States. Our credit facilities limit transfers of funds from subsidiaries in the United States to certain foreign subsidiaries.

Tronox Limited has foreign subsidiaries with positive undistributed earnings at June 30, 2014. We have made no provision for deferred taxes related to these undistributed earnings because they are considered to be indefinitely reinvested in the foreign jurisdictions.

Cash Dividends on Class A and Class B Shares

During 2014, we declared and paid quarterly dividends to holders of our Class A ordinary shares (“Class A Shares”) and Class B ordinary shares (“Class B Shares”) as follows:

	Q1 2014	Q2 2014
Dividend per share	$0.25	$0.25
Total dividend	$29	$29
Record date (close of business)	March 10	May 19

On August 6, 2014, the Board of Directors declared a quarterly dividend of $0.25 per share to holders of our Class A Shares and Class B Shares at the close of business on August 18, 2014, totaling $29 million, which will be paid on September 3, 2014.

Debt Obligations

The following table summarizes our debt obligations at June 30, 2014:

	Original Principal	Annual Interest Rate	Maturity Date	June 30, 2014	December 31, 2013
Term Loan, net of unamortized discount (1)	$1,500	Variable	3/19/2020	$1,475	$1,482
Senior Notes	$900	6.375%	8/15/2020	900	900
Co-generation Unit Financing Arrangement	$16	6.5%	2/1/2016	5	6
Capital leases				25	25

Total debt				2,405	2,413
Less: Long-term debt due within one year				(19)	(18)

Long-term debt				$2,386	$2,395

(1)	Average effective interest rate of 4.8 % and 4.9% during 2014 and 2013, respectively.

Term Loan

At June 30, 2014, we had financial covenants in the UBS Revolver, the ABSA Revolver and the Term Loan; however, only the ABSA Revolver had a financial maintenance covenant that applies to local operations and only when the ABSA Revolver is drawn upon. The Term Loan and the UBS Revolver are subject to an intercreditor agreement pursuant to which the lenders’ respective rights and interests in the security are set forth. We were in compliance with all our financial covenants as of and for the three and six months ended June 30, 2014.

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

The Third Agreement resulted in a modification for certain lenders and an extinguishment for other lenders. Accordingly, we recognized an $8 million charge during the three months ended June 30, 2014 for the early extinguishment of debt resulting from the write-off of deferred debt issuance costs and discount on debt associated with the Second Agreement. We also paid $2 million of new debt issuance costs related to the Third Agreement during the three months ended June 30, 2014.

At June 30, 2014 and December 31, 2013, our net debt (excess debt over cash and cash equivalents) was $1,030 million and $935 million, respectively.

Cash Flows

The following table presents cash flow for the periods indicated:

	Six Months Ended June 30,
	2014	2013
	(Millions of U.S. dollars)
Net cash provided by operating activities	$35	$79
Net cash used in investing activities	(67)	(79)
Net cash provided by (used in) financing activities	(69)	681
Effect of exchange rate changes on cash	(2)	(8)

Net increase (decrease) in cash and cash equivalents	$(103)	$673

Cash Flows from Operating Activities —Cash provided by operating activities during 2014 was primarily attributable to cash generated from our operations. Cash provided by operations during 2013 was primarily attributable to cash generated from our operations, as well as a decrease in inventories, which was partially offset by increased receivables.

Cash Flows from Investing Activities — The use of funds for both periods presented is attributable to capital expenditures. Capital expenditures for the remainder of 2014 are expected to be in the range of $170 million to $185 million.

Cash Flows from Financing Activities—Net cash used in financing activities during 2014 was primarily attributable to $10 million of principal repayments on the Term Loan. Additionally, during 2014 we paid dividends of $58 million compared to $57 million in 2013. Net cash provided by financing activities during 2013 was primarily attributable to proceeds of $945 million for the refinancing of the Term Loan, which were offset by repayments of debt of $180 million, and payments of debt issuance costs associated with the refinancing of the Term Loan of $28 million.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of June 30, 2014:

	Contractual Obligation Payments Due by Year (3)(4)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of U.S. dollars)
Long-term debt and lease financing (including interest) (1)	$3,135	$139	$273	$268	$2,455
Purchase obligations (2)	535	230	176	49	80
Operating leases	61	15	25	13	8
Asset retirement obligations	100	8	11	4	77

Total	$3,831	$392	$485	$334	$2,620

(1)	We calculated the Term Loan interest at a base rate of 1% plus a margin of 3.5%. See Note 11 of Notes to unaudited Condensed Consolidated Financial Statements.
(2)	Includes obligations to purchase requirements of process chemicals, supplies, utilities and services. We have various purchase commitments for materials, supplies, and services entered into in the ordinary course of business. Included in the purchase commitments table above are contracts which require minimum volume purchases that extend beyond one year or are renewable annually and have been renewed for 2014. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. We believe that all of our purchase obligations will be utilized in our normal operations.
(3)	The table above excludes contingent obligations, as well as any possible payments for uncertain tax positions and payments pursuant to our tax receivable agreement, given the inability to estimate the possible amounts and timing of any such payments.
(4)	The table above excludes commitments pertaining to our pension and other postretirement obligations.

Recent Accounting Pronouncements

See Note 1 of Notes to unaudited Condensed Consolidated Financial Statements for recently issued accounting pronouncements.

Environmental Matters

We are subject to a broad array of international, federal, state, and local laws and regulations relating to safety, pollution, protection of the environment, and the generation, storage, handling, transportation, treatment, disposal, and remediation of hazardous substances and waste materials. In the ordinary course of business, we are subject to frequent environmental inspections and monitoring, and occasional investigations by governmental enforcement authorities. Under these laws, we are or may be required to obtain or maintain permits or licenses in connection with our operations. In addition, under these laws, we are or may be required to remove or mitigate the effects on the environment of the disposal or release of chemical, petroleum, low-level radioactive and other substances at our facilities. We may incur future costs for capital improvements and general compliance under environmental, health, and safety laws, including costs to acquire, maintain, and repair pollution control equipment. Environmental laws and regulations are becoming increasingly stringent, and compliance costs are significant and will continue to be significant in the foreseeable future. There can be no assurance that such laws and regulations or any environmental law or regulation enacted in the future will not have a material effect on our business. We are in compliance with applicable environmental rules and regulations in all material respects. Currently, we do not have any material outstanding notices of violations or orders from regulatory agencies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This Item should be read in conjunction with Item 7A—Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”).

Our exposure to interest rate risk is minimized by the fact that our $1.5 billion of floating rate debt includes a LIBOR floor of 1%. As such, LIBOR would need to increase from the rate in effect at June 30, 2014 to greater than 1% before our borrowing rate would increase. Using a sensitivity analysis as of June 30, 2014, a hypothetical 1% increase in interest rates would result in an increase to pre-tax income of approximately $10 million on an annualized basis. This is due to the fact that earnings on our floating rate financial assets of $1.5 billion at June 30, 2014 would increase by the full 1% while the interest expense on our floating rate debt would increase by less than the full 1%.

There have been no other significant changes in market risk during the quarter ended June 30, 2014.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures

As of June 30, 2014, our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this Report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” included in the Form 10-K. The risks described in the Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in our Form 10-K.

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

Date: August 7, 2014

TRONOX LIMITED (Registrant)

By:	/s/ Katherine C. Harper
Name:	Katherine C. Harper
Title:	Senior Vice President and Chief Financial Officer