Form 10-Q
period 2014-09-30
Tronox Ltd
filed 2014-11-06
CIK 1530804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, the Registrant had 63,629,755 Class A ordinary shares and 51,154,280 Class B ordinary shares outstanding.

Item 1. Financial Statements (Unaudited)

Page No.
Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2014 and 2013	4
Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2014 and 2013	5
Unaudited Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013	6
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013	7
Unaudited Condensed Consolidated Statement of Equity for the Nine Months Ended September 30, 2014	8
Notes to Unaudited Condensed Consolidated Financial Statements	9

TRONOX LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Millions of U.S. dollars, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$429	$491	$1,337	$1,486
Cost of goods sold	361	437	1,184	1,350

Gross profit	68	54	153	136
Selling, general and administrative expenses	(47)	(45)	(138)	(137)
Restructuring expense	(10)	—	(10)	—

Income (loss) from operations	11	9	5	(1)
Interest and debt expense, net	(34)	(32)	(101)	(94)
Net loss on liquidation of non-operating subsidiaries	(35)	(10)	(35)	(10)
Loss on extinguishment of debt	—	—	(8)	(4)
Other income, net	9	—	12	32

Loss before income taxes	(49)	(33)	(127)	(77)
Income tax provision	(41)	(8)	(15)	(10)

Net loss	(90)	(41)	(142)	(87)
Net income attributable to noncontrolling interest	3	8	9	32

Net loss attributable to Tronox Limited	$(93)	$(49)	$(151)	$(119)

Loss per share, basic and diluted	$(0.82)	$(0.43)	$(1.33)	$(1.05)

Weighted average shares outstanding, basic and diluted (in thousands)	114,530	113,459	114,026	113,389

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(Millions of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(90)	$(41)	$(142)	$(87)
Other comprehensive income (loss):
Foreign currency translation adjustments	(47)	(5)	(68)	(206)
Retirement and postretirement plans, net of taxes of less than $1 million in each of the three and nine months ended September 30, 2014 and 2013	—	1	3	1

Other comprehensive loss	(47)	(4)	(65)	(205)

Total comprehensive loss	(137)	(45)	(207)	(292)

Comprehensive income (loss) attributable to noncontrolling interest:
Net income	3	8	9	32
Foreign currency translation adjustments	(18)	(6)	(24)	(57)

Comprehensive income (loss) attributable to noncontrolling interest	(15)	2	(15)	(25)

Comprehensive loss attributable to Tronox Limited	$(122)	$(47)	$(192)	$(267)

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions of U.S. dollars, except share and per share data)

	September 30,	December 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$1,345	$1,478
Accounts receivable, net of allowance for doubtful accounts	304	308
Inventories, net	778	759
Prepaid and other assets	52	61
Deferred tax assets	29	47

Total current assets	2,508	2,653
Noncurrent Assets
Property, plant and equipment, net	1,201	1,258
Mineral leaseholds, net	1,092	1,216
Intangible assets, net	279	300
Long-term deferred tax assets	203	192
Other long-term assets	64	80

Total assets	$5,347	$5,699

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$139	$164
Accrued liabilities	142	146
Long-term debt due within one year	18	18
Income taxes payable	31	28
Deferred tax liabilities	—	7

Total current liabilities	330	363
Noncurrent Liabilities
Long-term debt	2,380	2,395
Pension and postretirement healthcare benefits	132	148
Asset retirement obligations	89	90
Long-term deferred tax liabilities	177	204
Other long-term liabilities	73	62

Total liabilities	3,181	3,262

Contingencies and Commitments
Shareholders’ Equity
Tronox Limited Class A ordinary shares, par value $0.01 — 65,088,376 shares issued and 63,516,207 shares outstanding at September 30, 2014 and 64,046,647 shares issued and 62,349,618 shares outstanding at December 31, 2013	1	1
Tronox Limited Class B ordinary shares, par value $0.01 — 51,154,280 shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Capital in excess of par value	1,471	1,448
Retained earnings	835	1,073
Accumulated other comprehensive loss	(325)	(284)

Total shareholders’ equity	1,982	2,238
Noncontrolling interest	184	199

Total equity	2,166	2,437

Total liabilities and equity	$5,347	$5,699

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Millions of U.S. dollars)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(142)	$(87)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	225	238
Deferred income taxes	(13)	14
Share-based compensation expense	17	16
Amortization of deferred debt issuance costs and discount on debt	7	7
Pension and postretirement healthcare benefit expense	4	7
Net loss on liquidation of non-operating subsidiaries	35	10
Loss on extinguishment of debt	8	4
Other noncash items affecting net loss	4	(14)
Contributions to employee pension and postretirement plans	(15)	(4)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(4)	—
(Increase) decrease in inventories	(42)	106
(Increase) decrease in prepaid and other assets	6	(7)
Increase (decrease) in accounts payable and accrued liabilities	(16)	(42)
Increase (decrease) in taxes payable	18	(23)
Other, net	(3)	(15)

Cash provided by operating activities	89	210

Cash Flows from Investing Activities:
Capital expenditures	(106)	(104)

Cash used in investing activities	(106)	(104)

Cash Flows from Financing Activities:
Repayments of debt	(16)	(185)
Proceeds from debt	—	945
Debt issuance costs	(2)	(29)
Dividends paid	(87)	(86)
Proceeds from the exercise of warrants and options	5	1

Cash provided by (used in) financing activities	(100)	646

Effects of exchange rate changes on cash and cash equivalents	(16)	(11)

Net (decrease) increase in cash and cash equivalents	(133)	741
Cash and cash equivalents at beginning of period	1,478	716

Cash and cash equivalents at end of period	$1,345	$1,457

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(Millions of U.S. dollars)

	Tronox Limited Class A Ordinary Shares	Tronox Limited Class B Ordinary Shares	Capital in Excess of par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2013	$1	$—	$1,448	$1,073	$(284)	$2,238	$199	$2,437
Net income (loss)	—	—	—	(151)	—	(151)	9	(142)
Other comprehensive loss	—	—	—	—	(41)	(41)	(24)	(65)
Share-based compensation	—	—	18	—	—	18	—	18
Class A and Class B share dividends	—	—	—	(87)	—	(87)	—	(87)
Warrants and options exercised	—	—	5	—	—	5	—	5

Balance at September 30, 2014	$1	$—	$1,471	$835	$(325)	$1,982	$184	$2,166

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

At September 30, 2014, Exxaro Resources Limited (“Exxaro”) held approximately 44% of the voting securities of Tronox Limited. Exxaro has agreed that, through June 15, 2015, it would not engage in any transaction or other action, that would result in its beneficial ownership of the voting shares of Tronox Limited exceeding 45% of the total issued shares of Tronox Limited. We had service level agreements with Exxaro for services such as tax preparation, information technology services, and research and development, which amounted to less than $1 million and $1 million of expense during the three months ended September 30, 2014 and 2013, respectively, and $2 million and $5 million of expense during the nine months ended September 30, 2014 and 2013, respectively.

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

Recent Accounting Pronouncements

During 2014, we adopted accounting standards update (“ASU”) 2013-5, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which addresses the treatment of the cumulative translation adjustment into net income when a parent either sells or liquidates a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The adoption of this guidance did not have an impact on our consolidated financial statements, as we had previously accounted for the liquidation of our non-operating subsidiaries in this manner.

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

3. Restructuring Expense

On September 23, 2014, we commenced a cost reduction initiative which we expect to complete during the fourth quarter of 2014. The initiative involves an expected reduction in our workforce by approximately 80 employees, as well as the expected elimination of approximately 65 outside contractor positions. We estimate that the pre-tax charge resulting from this initiative will be approximately $16 million, of which $10 million was recorded in the third quarter of 2014. We expect the remaining $6 million to be recorded in the fourth quarter of 2014. The charge will consist of employee severance costs of approximately $14 million, as well as outplacement services and other associated costs and expenses of approximately $2 million. Of the aggregate pre-tax charge, we expect to incur approximately $14 million in cash expenditures, of which $1 million has been paid during the third quarter of 2014. We expect to pay the remaining $13 million during the fourth quarter of 2014 and the first quarter of 2015. As a result of this initiative, we expect annual cost savings of approximately $25 million in 2015.

Restructuring expense by segment for the three and nine months ended September 30, 2014 was as follows:

Restructuring Expense
Mineral Sands segment	$3
Pigment segment	1
Corporate and Other	6

Total	$10

A summary in the changes in the liability established for restructuring is as follows:

Restructuring Liability
Balance, January 1, 2014	$—
Severance, outplacement services and other related costs	10
Cash payments	(1)

Balance, September 30, 2014	$9

4. Liquidation of Non-Operating Subsidiaries

During the third quarter of 2014, we completed the liquidation of our non-operating subsidiary, Tronox Pigments International GmbH. In accordance with Accounting Standards Codification (“ASC”) 830, Foreign Currency Matters (“ASC 830”), we recognized a non-cash loss from the realization of cumulative translation adjustments of $35 million.

On September 12, 2013, we completed the liquidation of our non-operating subsidiary, the Zurich branch of Tronox Luxembourg S.a.r.l. In accordance with ASC 830, we recognized a non-cash loss from the realization of cumulative translation adjustments of $10 million.

5. Income Taxes

Our operations are conducted through our various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income tax provision	$(41)	$(8)	$(15)	$(10)
Loss before income taxes	$(49)	$(33)	$(127)	$(77)
Effective tax rate	(84)%	(24)%	(12)%	(13)%

The effective tax rate for each of the three and nine months ended September 30, 2014 and 2013, differs from the Australian statutory rate of 30% primarily due to valuation allowances, income in foreign jurisdictions taxed at rates lower than 30%, and withholding tax accruals. Additionally, the effective tax rate for the three and nine months ended September 30, 2014 is impacted by a third quarter increase of $56 million to the valuation allowance in the Netherlands.

We have valuation allowances against specific tax assets in Australia and South Africa where, based on the tax laws of each relevant country, we cannot objectively assert that the deferred tax assets are more likely than not to be realized.

We now maintain full valuation allowances related to the total net deferred tax assets in the United States and in the Netherlands, as we cannot objectively assert that these deferred tax assets are more likely than not to be realized. Future provisions for income taxes will include no tax benefits with respect to losses incurred and tax expense only to the extent of current state tax payments until the valuation allowances are eliminated. This conclusion was reached by the application of ASC 740, Income Taxes, which requires that all available positive and negative evidence be weighted to determine whether a valuation allowance should be recorded.

6. Loss Per Share

The computation of basic and diluted loss per share for the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator – Basic and Diluted:
Net loss	$(90)	$(41)	$(142)	$(87)
Less: Net income attributable to noncontrolling interest	3	8	9	32

Undistributed net loss	(93)	(49)	(151)	(119)
Percentage allocated to ordinary shares (1)	100%	100%	100%	100%

Loss available to ordinary shares	$(93)	$(49)	$(151)	$(119)

Denominator – Basic and Diluted:
Weighted-average ordinary shares (in thousands)	114,530	113,459	114,026	113,389

Loss per Ordinary Share (2):
Basic and diluted loss per ordinary share	$(0.82)	$(0.43)	$(1.33)	$(1.05)

(1)	Our participating securities do not have a contractual obligation to share in losses; therefore, when we have a net loss, none of the loss is allocated to participating securities. Consequently, for the three and nine months ended September 30, 2014 and 2013, the two class method did not have an effect on our loss per ordinary share calculation, and as such, dividends paid during the year did not impact this calculation.

(2)	Loss per ordinary share amounts were calculated from exact, not rounded income (loss) and share information.

In computing diluted loss per share under the two-class method, we considered potentially dilutive shares. Anti-dilutive shares not recognized in the diluted earnings per share calculation were as follows:

	September 30, 2014		September 30, 2013
	Shares	Average Exercise Price	Shares	Average Exercise Price
Options	2,691,444	$21.12	2,100,611	$20.63
Series A Warrants (1)	1,273,399	$11.17	1,841,455	$11.65
Series B Warrants (1)	1,858,353	$12.33	2,397,124	$12.86
Restricted share units	978,035	$22.10	304,770	$21.08

(1)	Series A Warrants and Series B Warrants were converted into Class A Shares at September 30, 2014 and 2013 using a rate of 5.26 and 5.15, respectively. See Note 16.

7. Accounts Receivable

Accounts receivable, net of allowance for doubtful accounts, consisted of the following:

	September 30,	December 31,
	2014	2013
Trade receivables	$301	$304
Other	5	6

Gross	306	310
Allowance for doubtful accounts	(2)	(2)

Net	$304	$308

Bad debt expense recorded in the unaudited Condensed Consolidated Statements of Operations was less than $1 million for each of the three and nine months ended September 30, 2014 and 2013.

8. Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2014	2013
Raw materials	$281	$235
Work-in-process	76	45
Finished goods, net	309	373
Materials and supplies, net (1)	112	106

Total	$778	$759

(1)	Consists of processing chemicals, maintenance supplies, and spare parts, which will be consumed directly and indirectly in the production of our products.

Finished goods includes inventory on consignment of $43 million and $48 million at September 30, 2014 and December 31, 2013, respectively. At both September 30, 2014 and December 31, 2013, inventory obsolescence reserves were $13 million. During the three months ended September 30, 2014 and 2013, we recognized a net lower of cost or market charge of $1 million and a net lower of cost or market benefit of $21 million, respectively, which was included in “Cost of goods sold” on the unaudited Condensed Consolidated Statements of Operations. During the nine months ended September 30, 2014 and 2013, we recognized a net lower of cost or market charge of $8 million and a net lower of cost or market benefit of $27 million, respectively, which was included in “Cost of goods sold” on the unaudited Condensed Consolidated Statements of Operations.

9. Property, Plant and Equipment

Property, plant and equipment, net of accumulated depreciation, consisted of the following:

	September 30,	December 31,
	2014	2013
Land and land improvements	$80	$79
Buildings	186	181
Machinery and equipment	1,201	1,156
Construction-in-progress	123	133
Other	32	28

Total	1,622	1,577
Less accumulated depreciation and amortization	(421)	(319)

Net	$1,201	$1,258

Depreciation expense related to property, plant and equipment during the three months ended September 30, 2014 and 2013 was $38 million and $44 million, respectively, and during the nine months ended September 30, 2014 and 2013 was $120 million and $134 million, respectively.

10. Mineral Leaseholds

Mineral leaseholds, net of accumulated depletion, consisted of the following:

	September 30,	December 31,
	2014	2013
Mineral leaseholds	$1,347	$1,388
Less accumulated depletion	(255)	(172)

Net	$1,092	$1,216

Depletion expense related to mineral leaseholds during the three months ended September 30, 2014 and 2013 was $23 million and $42 million, respectively, and during the nine months ended September 30, 2014 and 2013 was $85 million and $84 million, respectively.

11. Intangible Assets

Intangible assets, net of accumulated amortization, consisted of the following:

	September 30, 2014			December 31, 2013
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$294	$(74)	$220	$294	$(59)	$235
TiO2 technology	32	(6)	26	32	(5)	27
Internal-use software	42	(9)	33	42	(6)	36
Other	6	(6)	—	7	(5)	2

Total	$374	$(95)	$279	$375	$(75)	$300

Amortization expense related to intangible assets during the three months ended September 30, 2014 and 2013 was $7 million and $6 million, respectively, and during the nine months ended September 30, 2014 and 2013 was $20 million and $20 million, respectively. Estimated future amortization expense related to intangible assets is $6 million for the remainder of 2014, $27 million for 2015, $25 million for 2016, $25 million for 2017, $25 million for 2018, and $171 million thereafter.

12. Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30,	December 31,
	2014	2013
Employee-related costs and benefits	$66	$55
Taxes other than income taxes	42	44
Interest	8	22
Sales rebates	20	18
Other	6	7

Total	$142	$146

13. Debt

Short-term Debt

UBS Revolver

We have a global senior secured asset-based syndicated revolving credit facility with UBS AG (the “UBS Revolver”) with a maturity date of June 18, 2017. The UBS Revolver provides us with a committed source of capital with a principal borrowing amount of up to $300 million, subject to a borrowing base. At September 30, 2014 and December 31, 2013, our borrowing base was $279 million and $210 million, respectively. During each of the three and nine months ended September 30, 2014 and 2013, we had no drawdowns or repayments on the UBS Revolver. At September 30, 2014 and December 31, 2013, there were no outstanding borrowings on the UBS Revolver.

ABSA Revolving Credit Facility

We have a R900 million (approximately $80 million at September 30, 2014) revolving credit facility with ABSA Bank Limited (“ABSA”) acting through its ABSA Capital Division (the “ABSA Revolver”) with a maturity date of June 14, 2017. During the three and nine months ended September 30, 2014 and the three months ended September 30, 2013, we had no drawdowns or repayments on the ABSA Revolver. During the nine months ended September 30, 2013, we had repayments of $30 million and no drawdowns on the ABSA Revolver. The average effective interest rate was 8.5% during the nine months ended September 30, 2013. At September 30, 2014 and December 31, 2013, there were no outstanding borrowings on the ABSA Revolver.

Long-term Debt

Long-term debt, net of an unamortized discount, consisted of the following:

	Original Principal	Annual Interest Rate	Maturity Date	September 30, 2014	December 31, 2013
Term Loan, net of unamortized discount (1)	$1,500	Variable	3/19/2020	$1,471	$1,482
Senior Notes	$900	6.375%	8/15/2020	900	900
Co-generation Unit Financing Arrangement	$16	6.5%	2/1/2016	4	6
Capital leases				23	25

Total debt				2,398	2,413
Less: Long-term debt due within one year				(18)	(18)

Long-term debt				$2,380	$2,395

(1)	Average effective interest rate of 4.6% and 4.9% during 2014 and 2013, respectively.

Term Loan

On March 19, 2013, we, along with our wholly-owned subsidiary, Tronox Pigments (Netherlands) B.V., and certain of our subsidiaries named as guarantors, entered into a Second Amended and Restated Credit and Guaranty Agreement (the “Second Agreement”) with Goldman Sachs Bank USA, as administrative agent and collateral agent, and Goldman Sachs Bank USA, UBS Securities LLC, Credit Suisse Securities (USA) LLC and RBC Capital Markets, as joint lead arrangers, joint bookrunners and co-

syndication agents. Pursuant to the Second Agreement, we obtained a $1.5 billion senior secured term loan (the “Term Loan”). The Term Loan was issued net of an original issue discount. At September 30, 2014 and December 31, 2013, the unamortized discount was $8 million and $11 million, respectively. We made principal repayments during the three months ended September 30, 2014 and 2013 of $4 million and $4 million, respectively, and during the nine months ended September 30, 2014 and 2013 of $14 million and $4 million, respectively.

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

The Third Agreement resulted in a modification for certain lenders and an extinguishment for other lenders. Accordingly, we recognized an $8 million charge during 2014 for the early extinguishment of debt resulting from the write-off of deferred debt issuance costs and discount on debt associated with the Second Agreement. We also paid $2 million of new debt issuance costs related to the Third Agreement during 2014.

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

On September 17, 2013, Tronox Finance LLC issued $900 million in aggregate principal amount of registered 6.375% Senior Notes due 2020 in exchange for its then existing $900 million in aggregate principal amount of its 6.375% Senior Notes due 2020. The Senior Notes are guaranteed by Tronox and certain of its subsidiaries. See Note 21.

Capital Leases

We have capital lease obligations in South Africa, which are payable through 2031 at a weighted average interest rate of approximately 14%. At both September 30, 2014 and December 31, 2013, such obligations had a net book value of assets recorded under capital leases aggregating $23 million. We made principal payments of less than $1 million and $2 million, respectively, for the three and nine months ended September 30, 2014 and 2013.

Fair Value

Our debt is recorded at historical amounts. At September 30, 2014 and December 31, 2013, the fair value of the Term Loan was $1,470 million and $1,524 million, respectively. At September 30, 2014 and December 31, 2013, the fair value of the Senior Notes was $901 million and $924 million, respectively. We determined the fair value of the Term Loan and the Senior Notes using Bloomberg market prices. The fair value hierarchy for the Term Loan and the Senior Notes is a Level 1 input.

Debt Covenants

At September 30, 2014, we had financial covenants in the UBS Revolver, the ABSA Revolver and the Term Loan; however, only the ABSA Revolver had a financial maintenance covenant that applies to local operations and only when the ABSA Revolver is drawn upon. The Term Loan and the UBS Revolver are subject to an intercreditor agreement pursuant to which the lenders’ respective rights and interests in the security are set forth. We were in compliance with all our financial covenants as of and for the three and nine months ended September 30, 2014.

Security

We have pledged the majority of our U.S. assets and certain assets of our non-U.S. subsidiaries in support of our outstanding debt.

Interest and Debt Expense, Net

Interest and debt expense, net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest on debt	$30	$32	$93	$88
Amortization of deferred debt issuance costs and discounts on debt	2	1	7	7
Other	2	—	3	2
Capitalized interest	—	(1)	(2)	(3)

Total interest and debt expense, net	$34	$32	$101	$94

Debt issuance costs are being amortized through the respective maturity dates of our debt using the effective interest method. At September 30, 2014 and December 31, 2013, we had $46 million and $57 million, respectively, of deferred debt issuance costs, which are recorded in “Other long-term assets” on the unaudited Condensed Consolidated Balance Sheets.

14. Asset Retirement Obligations

Asset retirement obligations consist primarily of rehabilitation and restoration costs, landfill capping costs, decommissioning costs, and closure and post-closure costs. Activity related to our asset retirement obligations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning balance	$100	$103	$96	$113
Additions	4	—	5	2
Accretion expense	—	1	3	5
Remeasurement/translation	(6)	1	(4)	(12)
Changes in estimates, including cost and timing of cash flows	(2)	1	(1)	—
Settlements/payments	(1)	—	(4)	(2)

Ending balance	$95	$106	$95	$106

Current portion included in accrued liabilities	$6	$7	$6	$7

Noncurrent portion	$89	$99	$89	$99

Environmental Rehabilitation Trust

In accordance with applicable regulations, we have established an environmental rehabilitation trust for the prospecting and mining operations in South Africa, which receives, holds, and invests funds for the rehabilitation or management of asset retirement obligations. The trustees of the fund are appointed by us, and consist of sufficiently qualified employees capable of fulfilling their fiduciary duties. At September 30, 2014 and December 31, 2013, the environmental rehabilitation trust assets were $18 million and $22 million, respectively, which were recorded in “Other long-term assets” on the unaudited Condensed Consolidated Balance Sheets.

15. Commitments and Contingencies

Purchase Commitments—At September 30, 2014, purchase commitments were $63 million for the remainder of 2014, $217 million for 2015, $110 million for 2016, $98 million for 2017, $61 million for 2018, and $320 million thereafter.

Letters of Credit—At September 30, 2014, we had outstanding letters of credit, bank guarantees, and performance bonds of $44 million, of which $25 million were letters of credit issued under the UBS Revolver, $17 million were bank guarantees issued by ABSA and $2 million were performance bonds issued by Westpac Banking Corporation.

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

16. Shareholders’ Equity

The changes in outstanding Class A ordinary shares (“Class A Shares”) and Class B ordinary shares (“Class B Shares”) for the nine months ended September 30, 2014 were as follows:

Class A Shares:
Balance at December 31, 2013	62,349,618
Shares issued for share-based compensation	189,445
Shares issued upon warrants exercised	739,090
Shares issued upon options exercised	238,054

Balance at September 30, 2014	63,516,207

Class B Shares:
Balance at December 31, 2013	51,154,280

Balance at September 30, 2014	51,154,280

Warrants

Tronox Limited has outstanding Series A Warrants (the “Series A Warrants”) and Series B Warrants (the “Series B Warrants,” and together with the Series A Warrants, the “Warrants”). At September 30, 2014, holders of the Warrants were entitled to purchase 5.26 Class A Shares and receive $12.50 in cash at an exercise price of $58.74 for each Series A Warrant and $64.83 for each Series B Warrant. The Warrants have a seven-year term from the date initially issued and will expire on February 14, 2018. A holder may exercise the Warrants by paying the applicable exercise price in cash or exercising on a cashless basis. The Warrants are freely transferable by the holder. At September 30, 2014 there were 242,091 Series A Warrants and 353,299 Series B Warrants outstanding.

Dividends

During 2014, we declared and paid quarterly dividends to holders of our Class A Shares and Class B Shares as follows:

	Q1 2014	Q2 2014	Q3 2014
Dividend per share	$0.25	$0.25	$0.25
Total dividend	$29	$29	$29
Record date (close of business)	March 10	May 19	August 18

Accumulated Other Comprehensive Loss Attributable to Tronox Limited

The tables below present changes in accumulated other comprehensive loss by component for the three and nine months ended September 30, 2014 and 2013.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Total
Balance, December 31, 2013	$(215)	$(69)	$(284)
Other comprehensive income (loss)	(5)	3	(2)

Balance, March 31, 2014	(220)	(66)	(286)
Other comprehensive loss	(10)	—	(10)

Balance, June 30, 2014	(230)	(66)	(296)
Other comprehensive income	(64)	—	(64)
Amounts reclassified from accumulated other comprehensive loss	35	—	35

Balance, September 30, 2014	$(259)	$(66)	$(325)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Total
Balance, December 31, 2012	$4	$(99)	$(95)
Other comprehensive loss	(91)	—	(91)
Amounts reclassified from accumulated other comprehensive loss	—	1	1

Balance, March 31, 2013	(87)	(98)	(185)
Other comprehensive loss	(60)	—	(60)

Balance, June 30, 2013	(147)	(98)	(245)
Other comprehensive income	(8)	—	(8)
Amounts reclassified from accumulated other comprehensive loss	10	—	10

Balance, September 30, 2013	$(145)	$(98)	$(243)

17. Noncontrolling Interest

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

Noncontrolling interest activity was as follows:

	2014	2013
Balance, January 1	$199	$233
Net income attributable to noncontrolling interest	4	12
Effect of exchange rate changes	(3)	(28)

Balance, March 31	200	217
Net income attributable to noncontrolling interest	2	12
Effect of exchange rate changes	(3)	(23)

Balance, June 30	199	206
Net income attributable to noncontrolling interest	3	8
Effect of exchange rate changes	(18)	(6)

Balance, September 30	$184	$208

18. Share-Based Compensation

Compensation expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Restricted shares and restricted share units	$3	$3	$10	$9
Options	2	2	6	5
T-Bucks Employee Participation Plan	—	—	1	2

Total compensation expense	$5	$5	$17	$16

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

Restricted Shares

During the nine months ended September 30, 2014, we granted restricted shares which vest ratably over a three-year period. These awards are classified as equity awards, and are accounted for using the fair value established at the grant date.

The following table presents a summary of activity for the nine months ended September 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2014	1,148,795	$20.61
Granted	38,766	22.17
Vested	(126,357)	21.08
Forfeited	(37,269)	23.78

Outstanding, September 30, 2014	1,023,935	$20.51

Expected to vest, September 30, 2014	1,020,870	$20.51

At September 30, 2014, there was $6 million of unrecognized compensation expense related to nonvested restricted shares, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of restricted shares that vested during the nine months ended September 30, 2014 was $3 million.

Restricted Share Units (“RSUs”)

During the nine months ended September 30, 2014, we granted RSUs which have time and/or performance conditions. Both the time-based awards and the performance-based awards are classified as equity awards. The time-based awards vest ratably over a three-year period, and are valued at the weighted average grant date fair value. The performance-based awards cliff vest at the end of the three years. Included in the performance-based awards are RSUs for which vesting is determined by a Total Stockholder Return (“TSR”) calculation over the applicable measurement period. The TSR metric is considered a market condition for which we use a Monte Carlo simulation to determine the grant date fair value.

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2014	303,324	$21.08
Granted	762,493	22.36
Vested	(62,191)	20.33
Forfeited	(25,591)	22.01

Outstanding, September 30, 2014	978,035	$22.10

Expected to vest, September 30, 2014	957,235	$22.09

At September 30, 2014, there was $14 million of unrecognized compensation expense related to nonvested RSUs, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of RSUs that vested during the nine months ended September 30, 2014 was $1 million.

Options

During the nine months ended September 30, 2014, we granted options to purchase Class A Shares, which vest ratably over a three-year period and have a ten-year term. The following table presents a summary of activity for the nine months ended September 30, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Intrinsic Value
Outstanding, January 1, 2014	2,094,771	$20.63	8.97	$7
Granted	915,988	22.02
Exercised	(238,054)	20.63
Forfeited	(81,101)	20.17
Expired	(160)	25.90

Outstanding, September 30, 2014	2,691,444	$21.12	8.60	$14

Expected to vest, September 30, 2014	2,005,059	$20.88	8.76	$11

Exercisable, September 30, 2014	645,025	$21.85	8.08	$3

The aggregate intrinsic values in the table represent the total pre-tax intrinsic value (the difference between our share price at the indicated dates and the options’ exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at the end of the second quarter. The amount will change based on the fair market value of our stock. Total intrinsic value of options exercised during the nine months ended September 30, 2014 was $1 million. We issue new shares upon the exercise of options. During the nine months ended September 30, 2014, we received $5 million in cash for the exercise of stock options.

At September 30, 2014, unrecognized compensation expense related to options, adjusted for estimated forfeitures, was $11 million, which is expected to be recognized over a weighted-average period of 1.8 years.

Fair value is determined on the grant date using the Black-Scholes option-pricing model and is recognized in earnings on a straight-line basis over the employee service period of three years, which is the vesting period. The assumptions used in the Black-Scholes option-pricing model were as follows:

	February 10, 2014	June 19, 2014	August 15, 2014
Number of options granted	910,375	1,155	4,458
Fair market value and exercise price	$21.98	$27.25	$29.68
Risk-free interest rate	1.88%	2.07%	1.86%
Expected dividend yield	4.55%	3.67%	3.37%
Expected volatility	58%	57%	57%
Maturity (years)	10	10	10
Expected term (years)	6	6	6
Per-unit fair value of options granted	$8.17	$10.80	$12.00

The fair value is based on the closing price of our Class A Shares on the grant date. The risk-free interest rate is based on U.S. Treasury Strips available with a maturity period consistent with the expected life assumption. The expected volatility assumption is based on historical price movements of our peer group.

T-Bucks Employee Participation Plan (“T-Bucks EPP”)

During 2012, we established the T-Bucks EPP for the benefit of certain qualifying employees of our South African subsidiaries. We funded the T-Bucks Trust (the “Trust”) with R124 million (approximately $15 million), which was used to acquire Class A Shares. Additional contributions may be made in the future at the discretion of the Board. The T-Bucks EPP is classified as an equity-settled shared-based payment plan, whereby participants were awarded share units in the Trust, which entitles them to receive Class A Shares upon completion of the vesting period on May 31, 2017. Participants are entitled to receive dividends on the shares during the vesting period. Forfeited shares are retained by the Trust, and are allocated to future participants. Compensation costs are recognized over the vesting period using the straight-line method. During 2012, the Trust purchased 548,234 Class A Shares at $25.79 per share, which was the fair value on the date of purchase. The balance at both September 30, 2014 and December 31, 2013 was 548,234 shares.

19. Pension and Other Postretirement Healthcare Benefits

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

The components of net periodic cost associated with the U.S. and foreign retirement plans recognized in the unaudited Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net periodic cost:
Service cost	$1	$1	$4	$4
Interest cost	5	5	16	15
Expected return on plan assets	(6)	(5)	(18)	(15)
Net amortization of actuarial loss	—	1	—	2

Total net periodic cost	$—	$2	$2	$6

The components of net periodic cost associated with the postretirement healthcare plans for each of the three months ended September 30, 2014 and 2013 were less than $1 million, and for the nine months ended September 30, 2014 and 2013 were $2 million and $1 million, respectively.

20. Segment Information

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

Net sales and income (loss) from operations by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Mineral Sands segment	$206	$245	$611	$855
Pigment segment	296	300	915	892
Corporate and Other	31	35	83	97
Eliminations	(104)	(89)	(272)	(358)

Net sales (1)	$429	$491	$1,337	$1,486

Mineral Sands segment	$8	$41	$9	$205
Pigment segment	35	(29)	30	(153)
Corporate and Other	(26)	(20)	(63)	(55)
Eliminations	(6)	17	29	2

Income (loss) from operations	11	9	5	(1)
Interest and debt expense, net	(34)	(32)	(101)	(94)
Net loss on liquidation of non-operating subsidiaries	(35)	(10)	(35)	(10)
Loss on extinguishment of debt	—	—	(8)	(4)
Other income, net	9	—	12	32

Loss before income taxes	(49)	(33)	(127)	(77)
Income provision	(41)	(8)	(15)	(10)

Net loss	$(90)	$(41)	$(142)	$(87)

(1)	Net sales to external customers, by geographic region, based on country of production, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
U.S. operations	$199	$219	$582	$622
International operations:
Australia	111	90	320	311
South Africa	69	129	253	383
The Netherlands	50	53	182	170

Total	$429	$491	$1,337	$1,486

During the nine months ended September 30, 2014, our ten largest pigment customers and our ten largest third-party mineral sands customers represented approximately 33% and 13%, respectively, of net sales; however, no single customer accounted for more than 10% of total net sales.

Capital expenditures by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Mineral Sands segment	$27	$10	$64	$59
Pigment segment	10	14	31	39
Corporate and Other	2	1	6	6

Total	$39	$25	$101	$104

Total assets by segment were as follows:

	September 30,	December 31,
	2014	2013
Mineral Sands segment	$2,634	$2,957
Pigment segment	1,324	1,559
Corporate and Other	1,404	1,227
Eliminations	(15)	(44)

Total	$5,347	$5,699

21. Guarantor Condensed Consolidating Financial Statements

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

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2014

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net sales	$429	$(61)	$—	$—	$325	$165
Cost of goods sold	(361)	51	—	—	(269)	(143)

Gross profit	68	(10)	—	—	56	22
Selling, general and administrative expenses	(47)	3	—	(3)	(35)	(12)
Restructuring expense	(10)	—	—	—	(9)	(1)

Income (loss) from operations	11	(7)	—	(3)	12	9
Interest and debt expense, net	(34)	—	(15)	—	(1)	(18)
Intercompany interest income (expense)	—	—	—	137	(145)	8
Net loss on liquidation of non-operating subsidiaries	(35)	—	—	—	(33)	(2)
Other income (expense)	9	(3)	—	—	—	12
Equity in earnings of subsidiary	—	179	—	(185)	6	—

Income (loss) before income taxes	(49)	169	(15)	(51)	(161)	9
Income tax benefit (provision)	(41)	—	4	(42)	27	(30)

Net income (loss)	(90)	169	(11)	(93)	(134)	(21)
Net income attributable to noncontrolling interest	3	3	—	—	—	—

Net income (loss) attributable to Tronox Limited	$(93)	$166	$(11)	$(93)	$(134)	$(21)

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2014

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net sales	$1,337	$(186)	$—	$—	$945	$578
Cost of goods sold	(1,184)	203	—	—	(858)	(529)

Gross profit	153	17	—	—	87	49
Selling, general and administrative expenses	(138)	11	—	(8)	(102)	(39)
Restructuring expense	(10)	—	—	—	(9)	(1)

Income (loss) from operations	5	28	—	(8)	(24)	9
Interest and debt expense, net	(101)	—	(45)	—	(3)	(53)
Intercompany interest income (expense)	—	—	—	410	(434)	24
Net loss on liquidation of non-operating subsidiaries	(35)	—	—	—	(33)	(2)
Loss on extinguishment of debt	(8)	—	—	—	(2)	(6)
Other income (expense)	12	29	—	—	(14)	(3)
Equity in earnings of subsidiary	—	448	—	(430)	(18)	—

Income (loss) before income taxes	(127)	505	(45)	(28)	(528)	(31)
Income tax benefit (provision)	(15)	—	13	(123)	122	(27)

Net income (loss)	(142)	505	(32)	(151)	(406)	(58)
Net income attributable to noncontrolling interest	9	9	—	—	—	—

Net income (loss) attributable to Tronox Limited	$(151)	$496	$(32)	$(151)	$(406)	$(58)

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three Months Ended September 30, 2014

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net income (loss)	$(90)	$169	$(11)	$(93)	$(134)	$(21)
Other comprehensive income (loss):
Foreign currency translation adjustments	(47)	126	—	(47)	(37)	(89)

Other comprehensive income (loss)	(47)	126	—	(47)	(37)	(89)

Total comprehensive income (loss)	(137)	295	(11)	(140)	(171)	(110)

Comprehensive income (loss) attributable to noncontrolling interest:
Net income	3	3	—	—	—	—
Foreign currency translation adjustments	(18)	—	—	(18)	—	—

Comprehensive income (loss) attributable to noncontrolling interest	(15)	3	—	(18)	—	—

Comprehensive income (loss) attributable to Tronox Limited	$(122)	$292	$(11)	$(122)	$(171)	$(110)

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Nine Months Ended September 30, 2014

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net income (loss)	$(142)	$505	$(32)	$(151)	$(406)	$(58)
Other comprehensive income (loss):
Foreign currency translation adjustments	(68)	164	—	(67)	(59)	(106)
Pension and postretirement plans	3	(1)	—	2	2	—

Other comprehensive income (loss)	(65)	163	—	(65)	(57)	(106)

Total comprehensive income (loss)	(207)	668	(32)	(216)	(463)	(164)

Comprehensive income (loss) attributable to noncontrolling interest:
Net income	9	9	—	—	—	—
Foreign currency translation adjustments	(24)	—	—	(24)	—	—

Comprehensive income (loss) attributable to noncontrolling interest	(15)	9	—	(24)	—	—

Comprehensive income (loss) attributable to Tronox Limited	$(192)	$659	$(32)	$(192)	$(463)	$(164)

GUARANTOR CONDENSED CONSOLIDATING BALANCE SHEETS

As of September 30, 2014

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and cash equivalents	$1,345	$—	$—	$29	$408	$908
Inventories, net	778	(15)	—	—	489	304
Other current assets	385	(2,091)	31	985	712	748
Investment in subsidiaries	—	2,418	—	(3,613)	1,195	—
Property, plant and equipment, net	1,201	—	—	—	698	503
Mineral leaseholds, net	1,092	—	—	—	625	467
Intercompany loans receivable	—	(7,287)	772	6,043	144	328
Other long-term assets	546	—	23	102	372	49

Total assets	$5,347	$(6,975)	$826	$3,546	$4,643	$3,307

LIABILITIES AND EQUITY
Total current liabilities	$330	$(2,091)	$7	$789	$1,446	$179
Long-term debt	2,380	—	898	—	1	1,481
Intercompany loans payable	—	(7,287)	9	775	6,362	141
Other long-term liabilities	471	—	—	—	246	225

Total liabilities	3,181	(9,378)	914	1,564	8,055	2,026
Total equity	2,166	2,403	(88)	1,982	(3,412)	1,281

Total liabilities and equity	$5,347	$(6,975)	$826	$3,546	$4,643	$3,307

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2014

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Cash Flows from Operating Activities:
Net income (loss)	$(142)	$505	$(32)	$(151)	$(406)	$(58)
Depreciation, depletion and amortization	225	—	—	—	163	62
Other	6	(482)	(19)	207	370	(70)

Cash provided by (used in) operating activities	89	23	(51)	56	127	(66)

Cash Flows from Investing Activities:
Capital expenditures	(106)	—	—	—	(54)	(52)
Collections of intercompany debt	—	(51)	51	—	—	—

Cash used in investing activities	(106)	(51)	51	—	(54)	(52)

Cash Flows from Financing Activities:
Repayments of debt	(16)	—	—	—	(2)	(14)
Repayments of intercompany debt	—	51	—	(51)	—	—
Debt issuance costs	(2)	—	—	—	—	(2)
Dividends paid	(87)	—	—	(87)	—	—
Proceeds from the exercise of warrants and options	5	—	—	5	—	—

Cash provided by (used in) financing activities	(100)	51	—	(133)	(2)	(16)

Effects of exchange rate changes on cash and cash equivalents	(16)	(23)	—	(73)	(37)	117

Net increase (decrease) in cash and cash equivalents	(133)	—	—	(150)	34	(17)
Cash and cash equivalents at beginning of period	$1,478	$—	$—	$179	$374	$925

Cash and cash equivalents at end of period	$1,345	$—	$—	$29	$408	$908

We revised each of our guarantor condensed consolidating financial statements as of December 31, 2013 and for each of the three and nine months ended September 30, 2013 regarding the presentation of intercompany activities between the Parent Company, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, and the subsidiary issuer. These revisions, which we determined are not material to our prior year condensed financial statements or consolidated financial statements based on quantitative and qualitative considerations, did not affect our consolidated financial position, consolidated results of operations or consolidated cash flows. The revisions were as follows:

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

REVISED GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2013

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net sales	$491	$(49)	$—	$—	$330	$210
Cost of goods sold	437	(68)	—	—	326	179

Gross profit	54	19	—	—	4	31
Selling, general and administrative expenses	(45)	4	—	(2)	(32)	(15)

Income (loss) from operations	9	23	—	(2)	(28)	16
Interest and debt expense, net	(32)	—	(14)	—	(1)	(17)
Intercompany interest income (expense)	—	—	—	137	(144)	7
Loss on extinguishment of debt	—	—	—	—	—	—
Other income (expense)	(10)	1	—	—	(8)	(3)
Equity in earnings of subsidiary	—	116	—	(135)	19	—

Income (loss) before income taxes	(33)	140	(14)	—	(162)	3
Income tax benefit (provision)	(8)	—	4	(49)	48	(11)

Net income (loss)	(41)	140	(10)	(49)	(114)	(8)
Net income attributable to noncontrolling interest	8	8	—	—	—	—

Net income (loss) attributable to Tronox Limited	$(49)	$132	$(10)	$(49)	$(114)	$(8)

AS PREVIOUSLY FILED

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three months ended September 30, 2013

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net sales	$491	$(61)	$—	$326	$226
Cost of goods sold	437	(84)	—	326	195

Gross profit	54	23	—	—	31
Selling, general and administrative expenses	(45)	1	(2)	(32)	(12)

Income (loss) from operations	9	24	(2)	(32)	19
Interest and debt expense, net	(32)	—	137	(159)	(10)
Other income (expense)	(10)	(44)	—	(3)	37
Equity in earnings of subsidiary	—	135	(135)	—	—

Income (loss) before income taxes	(33)	115	—	(194)	46
Income tax benefit (provision)	(8)	—	(50)	52	(10)

Net income (loss)	(41)	115	(50)	(142)	36
Net income attributable to noncontrolling interest	8	—	—	8	—

Net income (loss) attributable to Tronox Limited	$(49)	$115	$(50)	$(150)	$36

REVISED GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2013

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net sales	$1,486	$(228)	$—	$—	$1,008	$706
Cost of goods sold	1,350	(214)	—	—	968	596

Gross profit	136	(14)	—	—	40	110
Selling, general and administrative expenses	(137)	16	—	(11)	(97)	(45)

Income (loss) from operations	(1)	2	—	(11)	(57)	65
Interest and debt expense, net	(94)	—	(44)	—	(5)	(45)
Intercompany interest income (expense)	—	—	—	410	(432)	22
Loss on extinguishment of debt	(4)	—	—	—	(3)	(1)
Other income (expense)	22	1	—	1	(16)	36
Equity in earnings of subsidiary	—	317	—	(391)	74	—

Income (loss) before income taxes	(77)	320	(44)	9	(439)	77
Income tax benefit (provision)	(10)	—	13	(128)	132	(27)

Net income (loss)	(87)	320	(31)	(119)	(307)	50
Net income attributable to noncontrolling interest	32	32	—	—	—	—

Net income (loss) attributable to Tronox Limited	$(119)	$288	$(31)	$(119)	$(307)	$50

AS PREVIOUSLY FILED

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Nine Months ended September 30, 2013

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net sales	$1,486	$(256)	$—	$994	$748
Cost of goods sold	1,350	(256)	—	968	638

Gross profit	136	—	—	26	110
Selling, general and administrative expenses	(137)	3	(11)	(98)	(31)

Income (loss) from operations	(1)	3	(11)	(72)	79
Interest and debt expense, net	(94)	—	410	(483)	(21)
Other income (expense)	18	(44)	1	5	56
Equity in earnings of subsidiary	—	391	(391)	—	—

Income (loss) before income taxes	(77)	350	9	(550)	114
Income tax benefit (provision)	(10)	—	(128)	143	(25)

Net income (loss)	(87)	350	(119)	(407)	89
Net income attributable to noncontrolling interest	32	—	—	32	—

Net income (loss) attributable to Tronox Limited	$(119)	$350	$(119)	$(439)	$89

REVISED GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three Months Ended September 30, 2013

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net income (loss)	$(41)	$140	$(10)	$(49)	$(114)	$(8)
Other comprehensive income (loss):
Foreign currency translation adjustments	(5)	19	—	(5)	(16)	(3)
Pension and postretirement plans	1	—	—	1	—	—

Other comprehensive income (loss)	(4)	19	—	(4)	(16)	(3)

Total comprehensive income (loss)	(45)	159	(10)	(53)	(130)	(11)

Comprehensive income (loss) attributable to noncontrolling interest:
Net income	8	8	—	—	—	—
Foreign currency translation adjustments	(6)	—	—	(6)	—	—

Comprehensive income (loss) attributable to noncontrolling interest	2	8	—	(6)	—	—

Comprehensive income (loss) attributable to Tronox Limited	$(47)	$151	$(10)	$(47)	$(130)	$(11)

AS PREVIOUSLY FILED

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three months ended September 30, 2013

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net income (loss)	$(41)	$115	$(50)	$(142)	$36
Other comprehensive income (loss):
Foreign currency translation adjustments	(5)	—	—	—	(5)
Pension and postretirement plans	1	—	—	2	(1)

Other comprehensive income (loss)	(4)	—	—	2	(6)

Total comprehensive income (loss)	(45)	115	(50)	(140)	30
Comprehensive income (loss) attributable to noncontrolling interest:
Net income	8	—	—	8	—
Foreign currency translation adjustments	(6)	—	—	(6)	—

Comprehensive income (loss) attributable to noncontrolling interest	2	—	—	2	—

Comprehensive income (loss) attributable to Tronox Limited	$(47)	$115	$(50)	$(142)	$30

REVISED GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Nine Months Ended September 30, 2013

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net income (loss)	$(87)	$320	$(31)	$(119)	$(307)	$50
Other comprehensive income (loss):
Foreign currency translation adjustments	(206)	416	—	(206)	(213)	(203)
Pension and postretirement plans	1	1	—	1	—	(1)

Other comprehensive income (loss)	(205)	417	—	(205)	(213)	(204)

Total comprehensive income (loss)	(292)	737	(31)	(324)	(520)	(154)

Comprehensive income (loss) attributable to noncontrolling interest:
Net income	32	32	—	—	—	—
Foreign currency translation adjustments	(57)	—	—	(57)	—	—

Comprehensive income (loss) attributable to noncontrolling interest	(25)	32	—	(57)	—	—

Comprehensive income (loss) attributable to Tronox Limited	$(267)	$705	$(31)	$(267)	$(520)	$(154)

AS PREVIOUSLY FILED

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Nine Months ended September 30, 2013

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net income (loss)	$(87)	$350	$(119)	$(407)	$89
Other comprehensive income (loss):
Foreign currency translation adjustments	(206)	—	—	—	(206)
Pension and postretirement plans	1	—	—	2	(1)

Other comprehensive income (loss)	(205)	—	—	2	(207)

Total comprehensive income (loss)	(292)	350	(119)	(405)	(118)
Comprehensive income (loss) attributable to noncontrolling interest:
Net income	32	—	—	32	—
Foreign currency translation adjustments	(57)	—	—	(57)	—

Comprehensive income (loss) attributable to noncontrolling interest	(25)	—	—	(25)	—

Comprehensive income (loss) attributable to Tronox Limited	$(267)	$350	$(119)	$(380)	$(118)

REVISED GUARANTOR CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2013

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and cash equivalents	$1,478	$—	$—	$179	$374	$925
Inventory	759	(44)	—	—	474	329
Other current assets	416	(1,605)	25	556	721	719
Investment in subsidiaries	—	1,849	—	(3,145)	1,296	—
Property, plant and equipment, net	1,258	—	—	—	710	548
Mineral leaseholds, net	1,216	—	—	—	700	516
Intercompany loans receivable	—	(7,302)	825	6,043	105	329
Other long-term assets	572	—	12	88	364	108

Total assets	$5,699	$(7,102)	$862	$3,721	$4,744	$3,474

LIABILITIES AND EQUITY
Total current liabilities	$363	$(1,605)	$22	$658	$1,091	$197
Long-term debt	2,395	—	897	—	3	1,495
Intercompany loans payable	—	(7,302)	—	825	6,372	105
Other long-term liabilities	504	—	—	—	235	269

Total liabilities	3,262	(8,907)	919	1,483	7,701	2,066
Total equity	2,437	1,805	(57)	2,238	(2,957)	1,408

Total liabilities and equity	$5,699	$(7,102)	$862	$3,721	$4,744	$3,474

AS PREVIOUSLY FILED

GUARANTOR CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2013

(Millions of U.S. dollars)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and cash equivalents	$1,478	$—	$179	$1,094	$205
Investment in subsidiaries	—	(952)	(1,095)	1,590	457
Other current assets	1,175	(9,645)	6,599	2,125	2,096
Property, plant and equipment, net	1,258	—	—	710	548
Mineral leaseholds, net	1,216	—	—	701	515
Other long-term assets	572	—	88	376	108

Total assets	$5,699	$(10,597)	$5,771	$6,596	$3,929

LIABILITIES AND EQUITY
Total current liabilities	$363	$(2,333)	$658	$1,801	$237
Long-term debt	2,395	(7,268)	825	7,272	1,566
Other long-term liabilities	504	—	—	236	268

Total liabilities	3,262	(9,601)	1,483	9,309	2,071
Total equity	2,437	(996)	4,288	(2,713)	1,858

Total liabilities and equity	$5,699	$(10,597)	$5,771	$6,596	$3,929

REVISED GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2013

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Cash Flows from Operating Activities:
Net income (loss)	$(87)	$320	$(31)	$(119)	$(307)	$50
Depreciation, depletion and amortization	238	—	—	—	158	80
Other	59	(263)	(26)	215	321	(188)

Cash provided by (used in) operating activities	210	57	(57)	96	172	(58)

Cash Flows from Investing Activities:
Capital expenditures	(104)	—	—	—	(44)	(60)
Collections of intercompany debt	—	(57)	57	—	—	—

Cash provided by (used in) investing activities	(104)	(57)	57	—	(44)	(60)

Cash Flows from Financing Activities:
Repayments of debt	(185)	—	—	—	(3)	(182)
Repayments of intercompany debt	—	57	—	(57)	—	—
Proceeds from debt	945	—	—	—	—	945
Debt issuance costs	(29)	—	—	—	—	(29)
Dividends paid	(86)	—	—	(86)	—	—
Proceeds from the exercise of warrants and options	1	—	—	1	—	—

Cash provided by (used in) financing activities	646	57	—	(142)	(3)	734

Effects of exchange rate changes on cash and cash equivalents	(11)	(57)	—	(148)	—	194

Net increase (decrease) in cash and cash equivalents	741	—	—	(194)	125	810
Cash and cash equivalents at beginning of period	$716	$—	$—	$533	$78	$105

Cash and cash equivalents at end of period	$1,457	$—	$—	$339	$203	$915

AS PREVIOUSLY FILED

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

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

Recent Developments

Restructuring — On September 23, 2014, we announced a cost reduction initiative which we expect to complete during the fourth quarter of 2014. The initiative involves an expected reduction in our workforce by approximately 80 employees, as well as the expected elimination of approximately 65 outside contractor positions. We recognized a $10 million expense from this initiative during the third quarter of 2014. See Note 3 of Notes to unaudited Condensed Consolidated Financial Statements.

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

Amendments to Term Loan — On April 23, 2014, we entered into a Third Amendment to the Credit and Guaranty Agreement, which provides for the re-pricing of our $1.5 billion senior secured term loan (the “Term Loan”). See Note 13 of Notes to unaudited Condensed Consolidated Financial Statements.

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

Pigment sales volumes increased slightly during 2014, primarily in North America and Europe. Compared to the second quarter of 2014, pigment pricing in Europe and Latin America was up slightly, with North America essentially level. In the fourth quarter, we expect to see seasonally lighter market conditions, with some positive developments anticipated in 2015.

We believe the feedstock market continues to be oversupplied. During 2014, the Mineral Sands’ business performance reflected weaker market conditions as sales volumes and selling prices declined due to excess supply in the market. As a result of our vertical integration, this decline in feedstock selling prices contributes to greater margins in our Pigment business that will be realized when the pigment made from that feedstock is sold, which is typically five to six months later. We expect feedstock market conditions to gradually improve as pigment markets strengthen. As selling prices for high grade chloride feedstock currently produce inadequate returns, going forward, we expect to sell chloride processed titanium slag and natural rutile as feedstock solely to our own Pigment business, and will continue to maintain that position until slag market conditions improve.

We continue to be uniquely tax-advantaged by favorable tax loss carryforwards, the settlement reached with Anadarko for $5.15 billion and approved by the Bankruptcy Court, and other favorable tax positions. These tax-advantaged factors are not currently recognized as assets on our unaudited Condensed Consolidated Balance Sheet; however, we believe they create opportunities for our operations to benefit for years to come.

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

Going forward, we will continue to review strategic opportunities both in the U.S. and in foreign jurisdictions. We believe we bring a strong set of operating and financial attributes to the table in either an acquisition or a business combination. As such, we will continue to seek opportunities to realize those value creating attributes to expand our portfolio.

Consolidated Results of Operations

Three and Nine Months Ended September 30, 2014 compared to the Three and Nine Months Ended September 30, 2013

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Variance	2014	2013	Variance
	(Millions of U.S. dollars)
Net sales	$429	$491	$(62)	$1,337	$1,486	$(149)
Cost of goods sold	361	437	(76)	1,184	1,350	(166)

Gross profit	68	54	14	153	136	17
Selling, general and administrative expenses	(47)	(45)	(2)	(138)	(137)	(1)
Restructuring expense	(10)	—	(10)	(10)	—	(10)

Income (loss) from operations	11	9	2	5	(1)	6
Interest and debt expense, net	(34)	(32)	(2)	(101)	(94)	(7)
Net loss on liquidation of non-operating subsidiaries	(35)	(10)	(25)	(35)	(10)	(25)
Loss on extinguishment of debt	—	—	—	(8)	(4)	(4)
Other income, net	9	—	9	12	32	(20)

Loss before income taxes	(49)	(33)	(16)	(127)	(77)	(50)
Income tax provision	(41)	(8)	(33)	(15)	(10)	(5)

Net loss	(90)	$(41)	$(49)	(142)	$(87)	$(55)

Net sales for the three and nine months ended September 30, 2014 decreased 13% and 10%, respectively, compared to the same periods in 2013. The decrease in net sales for the third quarter was due to the impact of lower selling prices and product mix of $25 million, as well as lower volumes of $37 million. The decrease in net sales for the nine months ended September 30, 2014 was due to the impact of lower selling prices and product mix of $99 million and lower volumes of $57 million, partially offset by favorable changes in foreign currency translation of $7 million. Selling prices were lower across all of our businesses, while lower volumes in our Mineral Sands business (after elimination of inter-segment sales) were partially offset by higher volumes in our Pigment business.

During the three and nine months ended September 30, 2014, cost of goods sold decreased 17% and 12%, respectively, compared to the same periods in the prior year. The decrease in the third quarter principally reflects the impact of lower production costs of $67 million, lower volumes of $23 million, and favorable foreign currency translation of $8 million, partially offset by the net change in lower of cost or market (“LCM”) reserves of $22 million. The decrease during the nine months ended September 30, 2014 reflects the impact of lower production costs of $83 million, lower volumes of $62 million, and favorable foreign currency translation of $56 million, partially offset by the net change in LCM reserves of $35 million.

Our gross profit during the three and nine months ended September 30, 2014 was 16% and 11%, respectively, of net sales compared to 11% and 9% of net sales in the three and nine months ended September 30, 2013, respectively. The increase principally reflects the impact of higher margins in our pigment business and favorable currency translation, offset by lower margins in our Mineral Sands businesses which were principally driven by lower selling prices.

Selling, general and administrative expenses increased 4% in the three months ended September 30, 2014 compared to the same period in 2013, while remaining essentially flat during the nine months ended September 30, 2014 compared to the same period in 2013. The net increase in the third quarter of 2014 reflects, in part, increased employee related costs.

During the third quarter of 2014, we commenced a cost reduction initiative, for which we recorded a $10 million charge during the three and nine months ended September 30, 2014 related to employee severance costs, as well as outplacement services and other associated costs and expenses.

Interest and debt expense for the third quarter of 2014 is comprised of interest expense on the Term Loan of $16 million, the Senior Notes of $14 million and other net interest expense of $4 million compared to $17 million on the Term Loan, $14 million on the Senior Notes and other net interest expense of $1 million during the third quarter of 2013. Interest and debt expense for the nine months ended September 30, 2014 is comprised of interest expense on the Term Loan of $48 million, Senior Notes of $43 million and other net interest expense of $10 million compared to $43 million on the Term Loan and a term facility (which included a $550 million senior secured term loan and a $150 million senior secured delayed draw) (the “Term Facility”), $43 million on the Senior Notes and other net interest expense of $8 million.

During the third quarter of both 2014 and 2013, we completed the liquidation of certain non-operating subsidiaries, for which we recognized a net noncash loss of $35 million and $10 million, respectively, from the realization of cumulative translation adjustments. See Note 4 of Notes to unaudited Condensed Consolidated Financial Statements.

During the nine months ended September 30, 2014, we recognized an $8 million charge for the early extinguishment of debt compared to $4 million recognized during the nine months ended September 30, 2013. See Note 13 of Notes to unaudited Condensed Consolidated Financial Statements.

Other income, net during the three and nine months ended September 30, 2014 primarily consisted of net realized and unrealized foreign currency gains of $5 million and $3 million, respectively, and interest income of $4 million and $10 million respectively, compared to a net realized and unrealized foreign currency loss of $3 million and a net realized and unrealized foreign currency gain $28 million, respectively, and interest income of $3 million and $5 million respectively, during the three and nine months ended September 30, 2013.

The effective tax rate for each of the three and nine months ended September 30, 2014 and 2013, differs from the Australian statutory rate of 30% primarily due to valuation allowances, income in foreign jurisdictions taxed at rates lower than 30%, and withholding tax accruals. Additionally, the effective tax rate for the three and nine months ended September 30, 2014 is impacted by a third quarter increase of $56 million to the valuation allowance in the Netherlands.

Operations Review of Segment Revenue and Profit

We operate our business in two reportable segments, Mineral Sands and Pigment. Corporate and Other is comprised of our electrolytic operations, all of which are located in the United States, as well as our corporate activities. We evaluate reportable segment performance based on segment operating profit (loss), which represents the results of segment operations before unallocated costs, such as general corporate expenses not identified to a specific segment, environmental provisions, net of reimbursements, related to sites no longer in operation, interest expense, other income (expense), and income tax expense or benefit. See Note 20 of Notes to unaudited Condensed Consolidated Financial Statements.

Net Sales

Net sales by segments were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Variance	2014	2013	Variance
	(Millions of U.S. dollars)
Mineral Sands segment	$206	$245	$(39)	$611	$855	$(244)
Pigment segment	296	300	(4)	915	892	23
Corporate and Other	31	35	(4)	83	97	(14)
Eliminations	(104)	(89)	(15)	(272)	(358)	86

Net Sales	$429	$491	$(62)	$1,337	$1,486	$(149)

Mineral Sands segment

Mineral Sands segment net sales for the three and nine months ended September 30, 2014 decreased 16% and 29%, respectively, compared to the same periods in 2013. The decrease during the third quarter is due to lower selling prices of $45 million, offset by a favorable volume impact of $6 million. The decrease in the nine months ended September 30, 2014 is primarily due to lower selling prices of $197 million and decreased volumes of $47 million. Mineral Sands selling prices declined for our titanium feedstock (of which a significant portion is sold to our pigments business) due to oversupply in the market, and to a lesser extent for zircon. The favorable impact of volume on Mineral Sands sales in the third quarter of 2014 resulted from higher zircon volumes partially offset by lower titanium feedstock volumes. For the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, volumes were lower for titanium feedstock (principally in the first and third quarters) and for zircon (principally in the second quarter).

Pigment segment

Pigment segment net sales for the three months ended September 30, 2014 decreased 1%, while increasing 3% during the nine months ended September 30, 2014 compared to the same periods in 2013. The decrease during the third quarter is primarily due to unfavorable selling prices and product mix of $9 million, offset by higher volumes of $5 million. The increase in the nine months ended September 30, 2014 is primarily due to higher volumes of $55 million, offset by a decrease in selling prices and product mix of $39 million. The volume growth for the three months ended September 30, 2014 reflects increased shipments to the North American region, partially offset by decreased shipments to all other regions. The volume growth for the nine months ended September 30, 2014 reflects increased shipments to the North American and European regions, partially offset by decreased shipments to Latin America and Asia. Slightly lower prices were experienced in most regions of the world. During the nine months ended September 30, 2014, the effect of changes in foreign currency rates positively impacted Pigment net sales by $7 million. The effect of changes in foreign currency rates was negligible for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Corporate and Other

Net sales for our electrolytic operations during the three and nine months ended September 30, 2014 decreased $4 million and $14 million, respectively, compared to the same periods in 2013, primarily as a result of lower sales volumes of electrolytic manganese dioxide (EMD) and lower pricing on sodium chlorate and EMD.

Eliminations

Eliminations include the impact of transactions between our segments, principally sales from our Mineral Sands business to our Pigment business. The growth in shipments from our Mineral Sands business to our Pigment business was partially offset by lower selling prices for titanium feedstock.

Income (loss) from Operations

Income (loss) from operations by segments was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
	(Millions of U.S. dollars)
Mineral Sands segment	$8	$41	$(33)	$9	$205	$(196)
Pigment segment	35	(29)	64	30	(153)	183
Corporate and Other	(26)	(20)	(6)	(63)	(55)	(8)
Eliminations	(6)	17	(23)	29	2	27

Income (loss) from operations	11	9	$2	5	(1)	$6

Interest and debt expense, net	(34)	(32)		(101)	(94)
Net loss on liquidation of non-operating subsidiaries	(35)	(10)		(35)	(10)
Loss on extinguishment of debt	—	—		(8)	(4)
Other income, net	9	—		12	32

Loss before income taxes	(49)	(33)		(127)	(77)
Income tax provision	(41)	(8)		(15)	(10)

Net loss	$(90)	$(41)		$(142)	$(87)

Mineral Sands segment

During the three and nine months ended September 30, 2014, we had income from operations of $8 million and $9 million, respectively, compared to $41 million and $205 million, respectively, during the same periods in 2013. The change in the third quarter was attributable to a $45 million decrease in selling prices, an unfavorable volume impact of $6 million, the net change in LCM reserves of $5 million, and to $3 million of restructuring costs. These impacts were partially offset by lower costs of $18 million and favorable foreign currency translation of $8 million. The change in the nine months ended September 30, 2014 was attributable to a $197 million decrease in selling prices, $23 million in higher costs, $24 million from lower volumes, the change in LCM reserves of $12 million, and $3 million of restructuring costs. These were partially offset favorable foreign currency translation of $63 million.

Pigment segment

During the three and nine months ended September 30, 2014, we had income from operations of $35 million and $30 million, respectively, compared to losses from operations of $29 million and $153 million, respectively, during the same periods in 2013. The increase in the third quarter was principally driven by lower costs of $88 million and higher volumes of $4 million, offset by the net change in LCM reserves of $18 million, the unfavorable impact of price and product mix of $9 million and restructuring costs of $1 million. The increase in the nine months ended September 30, 2014 was principally driven by lower costs of $263 million, offset by the net change in LCM reserves of $41 million, the negative impact of price and product mix of $38 million and restructuring costs of $1 million.

Corporate and Other

During the three and nine months ended September 30, 2014, Corporate and Other results decreased by $6 million and $8 million, respectively, compared to the same periods in 2013. The decrease for the third quarter was principally related to $6 million of restructuring. The decrease for the nine month period was also related to the $6 million in restructuring and a slight decline in the performance in our electrolytic operations, slightly offset by lower corporate selling, general and administrative expenses. Lower corporate selling, general and administrative expenses were principally due to decreases in spending for outside services.

Eliminations

Eliminations principally reflect the change in deferred profit in inventory resulting from our Mineral Sands sales to our Pigment business. The net benefits (charges) included in eliminations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Millions of U.S. dollars)
Increase in intercompany profit in inventory	$(13)	$(34)	$(35)	$(140)
Release of intercompany profit in inventory	9	51	61	142
Reversal of the portion of the Mineral Sands lower of cost or market charge that relates to intercompany activity with our Pigment business	(2)	—	3	—

Eliminations	$(6)	$17	$29	$2

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

Management believes these non-U.S. GAAP financial measures:

•	Reflect our ongoing business in a manner that allows for meaningful period-to-period comparison and analysis of trends in our business, as they exclude income and expense that are not reflective of ongoing operating results;

•	Provide useful information in understanding and evaluating our operating results and comparing financial results across periods;

•	Provide a normalized view of our operating performance by excluding items that are either noncash or non-recurring in nature;

•	Assist investors in assessing our compliance with financial covenants under our debt instruments; and

•	Adjusted EBITDA is one of the primary measures management uses for planning and budgeting processes, and to monitor and evaluate financial and operating results. In addition, Adjusted EBITDA is a factor in evaluating management’s performance when determining incentive compensation.

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(90)	$(41)	$(142)	$(87)
Interest and debt expense, net	34	32	101	94
Interest income	(4)	(3)	(10)	(5)
Income tax provision	41	8	15	10
Depreciation, depletion and amortization expense	68	92	225	238

EBITDA	49	88	189	250
Share-based compensation	5	5	17	16
Restructuring expense	10	—	10	—
Loss on extinguishment of debt	—	—	8	4
Net loss on liquidation of non-operating subsidiaries	35	10	35	10
Amortization of inventory step-up and unfavorable ore sales contracts liability	—	(24)	—	(18)
Foreign currency remeasurement	(4)	4	—	(15)
Other items(a)	5	9	13	19

Adjusted EBITDA	$100	$92	$272	$266

(a)	Includes noncash pension and postretirement costs, accretion expense, severance expense, and other items.

Liquidity and Capital Resources

Our total liquidity at September 30, 2014 was $1,704 million, which was comprised of $279 million available under the $300 million UBS Revolver (as defined below), $80 million available under the ABSA Revolver (as defined below), and $1,345 million in cash and cash equivalents.

Historically, we have funded our operations and met our commitments through cash generated by operations. During 2012, we issued $900 million aggregate principal amount of 6.375% senior notes due August 15, 2020 (the “Senior Notes”) at par value. Additionally, during 2013, we obtained a $1.5 billion Term Loan, which matures on March 19, 2020.

In addition to these cash resources, we have a $300 million global senior secured asset-based syndicated revolving credit facility with UBS AG (the “UBS Revolver”) with a borrowing base of $279 million at September 30, 2014, and a R900 million (approximately $80 million at September 30, 2014) revolving credit facility with ABSA Bank Limited (“ABSA”) acting through its ABSA Capital Division (the “ABSA Revolver”). As of September 30, 2014, we had not drawn on either revolver. At September 30, 2014, we had outstanding letters of credit, bank guarantees, and performance bonds of $44 million, of which $25 million were letters of credit issued under the UBS Revolver, $17 million were bank guarantees issued by ABSA and $2 million were performance bonds issued by Westpac Banking Corporation.

In the near term, we expect that our operations will provide sufficient cash to fund our operating expenses, capital expenditures, debt repayments, and dividends. Working capital (calculated as current assets less current liabilities) was $2,178 million at September 30, 2014 compared to $2,290 million at December 31, 2013, a decrease of $112 million, which is primarily due to a decrease in cash and cash equivalents $133 million resulting from $106 million of capital expenditures and dividends paid of $87 million, partially offset by cash provided by operations.

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

Cash and Cash Equivalents

We consider all investments with original maturities of three months or less to be cash equivalents. As of September 30, 2014, our cash and cash equivalents were primarily invested in money market funds. We maintain cash and cash equivalents in bank deposit and money market accounts that may exceed federally insured limits. The financial institutions where our cash and cash equivalents are held are generally highly rated and geographically dispersed, and we have a policy to limit the amount of credit exposure with any one institution. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk.

The use of our cash includes servicing our interest and debt repayment obligations, making pension contributions, making quarterly dividend payments and funding capital expenditures for innovative initiatives, productivity enhancements and maintenance and safety requirements.

Repatriation of Cash

At September 30, 2014, we held $1,345 million in cash and cash equivalents in these respective jurisdictions: $688 million in Europe, $202 million in Australia, $205 million in South Africa, and $250 million in the United States. Our credit facilities limit transfers of funds from subsidiaries in the United States to certain foreign subsidiaries.

Tronox Limited has foreign subsidiaries with positive undistributed earnings at September 30, 2014. We have made no provision for deferred taxes related to these undistributed earnings because they are considered to be indefinitely reinvested in the foreign jurisdictions.

Cash Dividends on Class A and Class B Shares

During 2014, we declared and paid quarterly dividends to holders of our Class A ordinary shares (“Class A Shares”) and Class B ordinary shares (“Class B Shares”) as follows:

	Q1 2014	Q2 2014	Q3 2014
Dividend per share	$0.25	$0.25	$0.25
Total dividend	$29	$29	$29
Record date (close of business)	March 10	May 19	August 18

On November 5, 2014, the Board of Directors declared a quarterly dividend of $0.25 per share to holders of our Class A Shares and Class B Shares at the close of business on November 17, 2014, totaling $29 million, which will be paid on December 3, 2014.

Debt Obligations

The following table summarizes our debt obligations at September 30, 2014:

	Original Principal	Annual Interest Rate	Maturity Date	September 30, 2014	December 31, 2013
Term Loan, net of unamortized discount (1)	$1,500	Variable	3/19/2020	$1,471	$1,482
Senior Notes	$900	6.375%	8/15/2020	900	900
Co-generation Unit Financing Arrangement	$16	6.5%	2/1/2016	4	6
Capital leases				23	25

Total debt				2,398	2,413
Less: Long-term debt due within one year				(18)	(18)

Long-term debt				$2,380	$2,395

(1)	Average effective interest rate of 4.6% and 4.9% during 2014 and 2013, respectively.

Term Loan

At September 30, 2014, we had financial covenants in the UBS Revolver, the ABSA Revolver and the Term Loan; however, only the ABSA Revolver had a financial maintenance covenant that applies to local operations and only when the ABSA Revolver is drawn upon. The Term Loan and the UBS Revolver are subject to an intercreditor agreement pursuant to which the lenders’ respective rights and interests in the security are set forth. We were in compliance with all our financial covenants as of and for the three and nine months ended September 30, 2014.

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

The Third Agreement resulted in a modification for certain lenders and an extinguishment for other lenders. Accordingly, we recognized an $8 million charge during 2014 for the early extinguishment of debt resulting from the write-off of deferred debt issuance costs and discount on debt associated with the Second Agreement. We also paid $2 million of new debt issuance costs related to the Third Agreement during 2014.

At September 30, 2014 and December 31, 2013, our net debt (excess debt over cash and cash equivalents) was $1,053 million and $935 million, respectively.

Cash Flows

The following table presents cash flow for the periods indicated:

	Nine Months Ended September 30,
	2014	2013
	(Millions of U.S. dollars)
Net cash provided by operating activities	$89	$210
Net cash used in investing activities	(106)	(104)
Net cash provided by (used in) financing activities	(100)	646
Effect of exchange rate changes on cash	(16)	(11)

Net increase (decrease) in cash and cash equivalents	$(133)	$741

Cash Flows from Operating Activities —Cash provided by operating activities during 2014 was primarily attributable to cash generated from our operations, partially offset by increases in inventory. Cash provided by operations during 2013 was primarily attributable to cash generated from our operations, as well as a decrease in inventories.

Cash Flows from Investing Activities — The use of funds for both periods presented is attributable to capital expenditures. Capital expenditures for the remainder of 2014 are expected to be in the range of $75 million to $90 million.

Cash Flows from Financing Activities—Net cash used in financing activities during 2014 was primarily attributable to dividends paid of $87 million compared to $86 million in 2013. Additionally, during 2014, we had $16 million of principal repayments on our debt. Net cash provided by financing activities during 2013 was primarily attributable to proceeds of $945 million for the refinancing of the Term Loan, which were offset by repayments of debt of $185 million, and payments of debt issuance costs associated with the refinancing of the Term Loan of $29 million.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of September 30, 2014:

	Contractual Obligation Payments Due by Year (3)(4)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of U.S. dollars)
Long-term debt and lease financing (including interest) (1)	$3,096	$139	$271	$267	$2,419
Purchase obligations (2)	869	252	221	122	274
Operating leases	59	14	28	15	2
Asset retirement obligations	95	6	12	7	70

Total	$4,119	$411	$532	$411	$2,765

(1)	We calculated the Term Loan interest at a base rate of 1% plus a margin of 3%. See Note 13 of Notes to unaudited Condensed Consolidated Financial Statements.
(2)	Includes obligations to purchase requirements of process chemicals, supplies, utilities and services. We have various purchase commitments for materials, supplies, and services entered into in the ordinary course of business. Included in the purchase commitments table above are contracts which require minimum volume purchases that extend beyond one year or are renewable annually and have been renewed for 2014. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. We believe that all of our purchase obligations will be utilized in our normal operations.
(3)	The table above excludes contingent obligations, as well as any possible payments for uncertain tax positions and payments pursuant to our tax receivable agreement, given the inability to estimate the possible amounts and timing of any such payments.
(4)	The table above excludes commitments pertaining to our pension and other postretirement obligations.

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

Our exposure to interest rate risk is minimized by the fact that our $1.5 billion of floating rate debt includes a LIBOR floor of 1%. As such, LIBOR would need to increase from the rate in effect at September 30, 2014 to greater than 1% before our borrowing rate would increase. Using a sensitivity analysis as of September 30, 2014, a hypothetical 1% increase in interest rates would result in an increase to pre-tax income of approximately $10 million on an annualized basis. This is due to the fact that earnings on our floating rate financial assets of $1.3 billion at September 30, 2014 would increase by the full 1% while the interest expense on our floating rate debt would increase by less than the full 1%.

There have been no other significant changes in market risk during the quarter ended September 30, 2014.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures

As of September 30, 2014, our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this Report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be party to a number of legal and administrative proceedings involving environmental and/or other matters in various courts or agencies. These proceedings, individually and in the aggregate, may have a material adverse effect on us. These proceedings may be associated with facilities currently or previously owned, operated or used by us and/or our predecessors, some of which may include claims for personal injuries, property damages, cleanup costs and other environmental matters. Our current and former operations may also involve management of regulated materials, which are subject to various environmental laws and regulations including the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”), the Resource Conservation and Recovery Act (“RCRA”) or state equivalents. Similar environmental laws and regulations and other requirements exist in foreign countries in which we operate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.

10.1	Amended and Restated Employment Agreement dated as of August 14, 2014 by and between Tronox Limited, Tronox LLC and Thomas Casey (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 20, 2014).

10.2	Amendment to Certain Equity-Based Award Agreements, dated as of August 14, 2014, between Tronox Limited and Thomas Casey (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 20, 2014).

10.3	Settlement Agreement entered into as of October 6, 2014 by and between Tronox Mineral Sands Proprietary Limited and Pravindran Trevor Arran (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 9, 2014).

31.1	Rule 13a-14(a) Certification of Thomas Casey.

31.2	Rule 13a-14(a) Certification of Katherine C. Harper.

32.1	Section 1350 Certification for Thomas Casey.

32.2	Section 1350 Certification for Katherine C. Harper.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2014

TRONOX LIMITED (Registrant)

By:	/s/ Katherine C. Harper
Name:	Katherine C. Harper
Title:	Senior Vice President and Chief Financial Officer