Form 10-K
period 2014-12-31
Tronox Ltd
filed 2015-02-26
CIK 1530804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

1-35573
(Commission file number)

TRONOX LIMITED
(ACN 153 348 111)
(Exact Name of Registrant as Specified in its Charter)

Western Australia, Australia (State or Other Jurisdiction of Incorporation or Organization)	98-1026700 (I.R.S. Employer Identification Number)
263 Tresser Boulevard, Suite 1100 Stamford, Connecticut 06901	1 Brodie Hall Drive Technology Park Bentley, Australia 6102

Registrant’s telephone number, including area code: (203) 705-3800

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Ordinary Shares, par value $0.01 per share	New York Stock Exchange

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the ordinary shares held by non-affiliates of the Registrant as of June 30, 2014 was approximately $3,072,038,884.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of January 30, 2015, the Registrant had 64,130,178 shares of Class A ordinary shares and 51,154,280 shares of Class B ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for its 2015 annual general meeting of shareholders are incorporated by reference in this Form 10-K in response to Part III Items 10, 11, 12, 13 and 14.

TRONOX LIMITED
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
INDEX

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

Item 1. Business

Tronox Limited, a public limited company registered under the laws of the State of Western Australia and its subsidiaries is a global leader in the production and marketing of titanium bearing feedstocks and titanium dioxide pigment (“TiO2”). Our world-class, high performance TiO2 products are critical components of everyday applications such as paint and other coatings, plastics, paper and other applications. Our mineral sands business consists primarily of three product streams — titanium feedstock, zircon and pig iron. Titanium feedstock is primarily used to manufacture TiO2. Zircon, a hard, glossy mineral, is used for the manufacture of ceramics, refractories, TV screen glass and a range of other industrial and chemical products. Pig iron is a metal material used in the steel and metal casting industries to create wrought iron, cast iron and steel.

On September 25, 2011, Tronox Incorporated entered into a definitive agreement (as amended) with Exxaro Resources Limited (“Exxaro”) and certain of its affiliated companies, to acquire 74% of Exxaro’s South African mineral sands operations, including its Namakwa and KwaZulu-Natal (“KZN”) Sands mines, separation and slag furnaces, along with its 50% share of the Tiwest Joint Venture in Western Australia (together the “mineral sands business”) (the “Transaction”). On June 15, 2012, the date of the Transaction, Tronox Limited issued Class B ordinary shares (“Class B Shares”) to Exxaro and one of its subsidiaries in consideration for the mineral sands business, and the existing business of Tronox Incorporated was combined with the mineral sands business in an integrated series of transactions whereby Tronox Limited became the parent company.

Under the terms of the Shareholder’s Deed entered into upon completion of the Transaction, Exxaro agreed that for a three-year period after the completion of the Transaction (the “Standstill Period”), it would not engage in any transaction or other action that would result in its beneficial ownership of the voting shares of Tronox Limited exceeding 45% of the total issued shares of Tronox Limited. At December 31, 2014, Exxaro held approximately 44% of the voting securities of Tronox Limited. In addition, except under certain circumstances, Exxaro agreed not to sell, pledge or otherwise transfer any such voting shares during the Standstill Period. After the Standstill Period, Exxaro has agreed not to acquire any voting shares of Tronox Limited if, following such acquisition, Exxaro will have a voting interest in Tronox Limited of 50% or more unless Exxaro brings any proposal to make such an acquisition to the Board of Directors of Tronox Limited on a confidential basis. In the event an agreement regarding the proposal is not reached, Exxaro is permitted to make a takeover offer for all the shares of Tronox Limited not held by affiliates of Exxaro, subject to certain non-waivable conditions. In connection with the Transaction, Exxaro retained a 26% ownership interest in our South African operations that are part of the mineral sands business in order to comply with the Black Economic Empowerment (“BEE”) legislation of South Africa.

Principal Business Lines

We have two reportable operating segments, Mineral Sands and Pigment. Corporate and Other consists of our electrolytic manufacturing and marketing operations, as well as our corporate activities.

Mineral Sands

Our Mineral Sands segment includes the exploration, mining and beneficiation of mineral sands deposits, and is comprised of the following:

•	Our KZN Sands operations consist of the Fairbreeze mine (which has not yet entered into commercial production), a concentration plant, a mineral separation plant, and a smelter complex with two furnaces;
•	Our Namakwa Sands operations include the Namakwa Sands mine, a primary concentration plant, a secondary concentration plant, a mineral separation plant, and a smelter complex with two furnaces; and,

•	Our Western Australia operations, which consist of the Cooljarloo Sands mine and concentration plant and the Chandala processing plant, which includes a mineral separation plant, and a synthetic rutile plant.

Our mineral sands operations have a combined annual production capacity of approximately 753,000 metric tons of titanium feedstock, which is comprised of 97,000 metric tons of rutile, 26,000 metric tons of leucoxene, 220,000 metric tons of synthetic rutile, and 410,000 metric tons of titanium slag. Our mining operations also produce 265,000 metric tons of zircon and 221,000 metric tons of pig iron.

To ensure we are in the best position to meet future feedstock needs and take advantage of our vertical integration, we continue to evaluate future mine sites through our mineral sands exploration programs in Australia and South Africa. Our most notable project is the development of the Fairbreeze mine near our KZN Sands operations in South Africa. Depending on construction, the Fairbreeze mine is expected to begin operations at the end of 2015, and be fully operational in 2016. The Fairbreeze mine is estimated to have a life expectancy of approximately 15 years.

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

Titanium feedstock can be segmented based on the level of titanium contained within the feedstock, with substantial overlap between each segment. Different grades of titanium feedstock have similar characteristics. As such, TiO2 producers generally source and supply a variety of feedstock grades, and often blend them into one feedstock. The lower amount of titanium used in the TiO2 manufacturing process, the more feedstock required and waste material produced. Naturally occurring high-grade titanium minerals required for the production of TiO2 are limited in supply. Two processes have been developed commercially: one for the production of titanium slag and the other for the production of synthetic rutile. Both processes use ilmenite as a raw material, and involve the removal of iron oxides and other non-titanium material.

Ilmenite — Ilmenite is the most abundant titanium mineral, with naturally occurring ilmenite having a titanium dioxide content ranging from approximately 35% to 65%, depending on its geological history. The weathering of ilmenite in its natural environment results in oxidation of the iron, which increases titanium content.

Rutile — Rutile is essentially composed of crystalline titanium and, in its pure state, would contain close to 100% titanium dioxide. Naturally occurring rutile, however, usually contains minor impurities and therefore, commercial concentrates of this mineral typically contain approximately 94% to 96% titanium dioxide.

Leucoxene — Leucoxene is a natural alteration of ilmenite with a titanium dioxide content ranging from approximately 65% to more than 90%. The weathering process is responsible for the alteration of ilmenite to leucoxene, which results in the removal of iron, leading to an upgrade in titanium dioxide content.

Titanium Slag — The production of titanium slag involves smelting ilmenite in an electric arc furnace under reducing conditions, normally with anthracite (coal) used as a reducing agent. The slag forms a liquid layer on top of the liquid pig iron. Slag, containing the bulk of the titanium and impurities other than iron, and a high purity pig iron are both produced in this process. The final quality of the slag is highly dependent on the quality of the original ilmenite and the ash composition of the anthracite used in the furnace. Titanium slag has a titanium content of approximately 75% to 90%. Our slag typically contains 85% to 88% titanium dioxide.

Synthetic Rutile — A number of processes have been developed for the beneficiation of ilmenite into products containing between approximately 90% and 95% titanium. These products are known as synthetic rutile or upgraded ilmenite. The processes employed vary in terms of the extent to which the ilmenite grain is reduced, and the precise nature of the reducing reaction and the conditions used in the subsequent removal of iron. All of the existing commercial processes are based on the reduction of ilmenite in a rotary kiln, followed by leaching under various conditions to remove the iron from the reduced ilmenite grains. Our synthetic rutile has a titanium dioxide content of approximately 90% to 93%.

Co-products

Zircon — Zircon is frequently, but not always, found in the mineral sands deposits containing ilmenite. It is extracted, alongside ilmenite and rutile, as part of the initial mineral sands beneficiation process. Zircon is a mineral which is primarily used as an additive in ceramic glazes to add hardness, which makes the ceramic glaze more water, chemical and abrasion resistant. It is also used for the production of zirconium and zirconium chemicals, in refractories, as molding sand in foundries, and for TV screen glass, where it is noted for its structural stability at high temperatures and resistance to abrasive and corrosive conditions. Zircon typically represents a relatively low proportion of the in-situ heavy mineral sands deposits, but has a relatively higher value compared to other heavy mineral products. Refractories containing zircon are expensive and are only used in demanding, high-wear and corrosive applications in the glass, steel and cement industries. Foundry applications use zircon when casting articles of high quality and value where accurate sizing is crucial, such as aerospace, automotive, medical, and other high-end applications.

High Purity Pig Iron — The process by which ilmenite is converted into titanium slag results in the production of high purity pig iron containing low levels of manganese. When pig iron is produced in this manner, the molten iron is tapped from the ilmenite furnace during the smelting process, alloyed by adding carbon and silicon and treated to reduce the sulfur content, and is then cast into ingots, or “pigs.” The pig iron produced as a co-product of our titanium slag production is known as high purity pig iron.

Mining

The mining of mineral sands deposits is conducted either “wet,” by dredging or hydraulic water jets, or “dry,” using earth-moving equipment to excavate and transport the sands. Dredging, as used at the Cooljarloo mine, is generally the favored method of mining mineral sands, provided that the ground conditions are suitable and water is readily available. In situations involving hard ground, discontinuous ore bodies, small tonnage, high slimes contents or very high grades, dry mining techniques are generally preferred.

Dredge Mining — Dredge mining, or wet mining, is best suited to ore reserves located below the water table. A floating dredge removes the ore from the bottom of an artificial pond through a large suction pipe. The bulk sand material is fed as slurry through a primary, or “wet,” concentrator that is typically towed behind the dredge unit. The dredge slowly advances across the pond and deposits clean sand tailings behind the pond for subsequent revegetation and rehabilitation. Because of the capital cost involved in the manufacturing and location, dredge mining is most suitable for large, long-life deposits. The dredging operations at Cooljarloo use two large floating dredges in a purpose-built pond. The slurry is pumped to a floating concentrator, which recovers heavy minerals from the sand and clay.

Hydraulic Mining — We employ a unique hydraulic mining method at KZN Sands for mineral sands due to the topography of the ore body and the ore characteristics. A jet of high-pressure water is aimed at the mining face, thereby cutting into and loosening the sand so that it collapses on the floor. The water acts as a carrier medium for the sand, due to the high fines content contained in the ore body. The slurry generated by the hydraulic monitors flows to a collection sump where oversize material is removed and the slurry is then pumped to the primary concentration plant.

Dry Mining — Dry mining is suitable where mineral deposits are shallow, contain hard bands of rock, or are in a series of unconnected ore bodies. Dry mining is performed at Namakwa Sands, which is located in an arid region on the west coast of South Africa. The ore is mined with front end loaders in a load and carry operation, dumping the mineral bearing sands onto a conveyor belt system that follows behind the mining face. The harder layers are mined using hydraulic excavators in a backhoe configuration or by bulldozer. Namakwa Sands does not use blasting in its operations. The mined material is transported by trucks to the mineral sizers where primary reduction takes place.

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

Mineral Separation

The non-magnetic (zircon and rutile) and magnetic (ilmenite) concentrates are passed through a dry mill to separate out the minerals. Electrostatic and dry magnetic methods are used to further separate the ilmenite, rutile and zircon. Electrostatic separation relies on the difference in surface conductivity of the materials to be separated. Conductive minerals (such as ilmenite, rutile and leucoxene) behave differently from non-conductive minerals (such as zircon) when subjected to electrical forces. Magnetic separation techniques are dependent on the iron content of a mineral. Magnetic minerals (such as ilmenite) will separate from non-magnetic minerals (such as rutile and leucoxene) when subjected to a magnetic field. A combination of gravity and magnetic separation is used to separate zircon from the non-magnetic portion of the heavy mineral concentrate. The heavy mineral concentrate at KZN Sands and Namakwa Sands is passed through wet high-intensity magnetic separation to produce a non-magnetic fraction and a magnetic fraction.

Smelting — Ilmenite at KZN Sands and Namakwa Sands is processed further through direct current arc furnaces to produce titanium slag with a titanium content of approximately 86% to 89%. The smelting process comprises the reduction of ilmenite to produce titanium slag and pig iron. Ilmenite and as-received anthracite (dried to remove water before smelting) are fed in a tightly controlled ratio through a hollow electrode into an operating furnace where the endothermic reduction of ilmenite occurs. The resultant titanium slag has a lower density than the iron, and separation of the two liquid products occurs inside the furnace. The slag and iron are tapped periodically from separate sets of tapholes located around the circumference of the furnace. Slag is tapped into steel pots and cooled for several hours in the pots before the slag blocks are tipped out. The blocks are subsequently transported to the blockyard where they are cooled under water sprays for a number of days. They are then crushed, milled, and separated according to size fractions, as required by the customers. The tapped pig iron is re-carburized and de-sulfurized, and cast into pigs.

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

Raw Materials

Our smelters at KZN Sands and Namakwa Sands use anthracite as a reducing agent, which although available from a variety of suppliers, is metallurgically specific in certain conditions. Namakwa Sands imports high-quality anthracite for its smelter from Vietnam. Vietnam has a large anthracite resource; however, the Vietnamese government regulates both the price and sales volumes of anthracite. Both of the KZN Sands furnaces use anthracite from two local suppliers. Low ash and sulfur content are the main quality considerations. Anthracite suppliers with similar cost and availability to the Vietnamese supplier are available in Russia and Ukraine, as well as locally to our South African operations. Alternatively, char may be used as a substitute reducing agent for anthracite.

Our KZN Sands operations currently use Sasol gas, which is available only from Sasol Limited (“Sasol”). However, Sasol gas could be replaced with furnace off-gas produced by KZN Sands, if necessary. KZN Sands is currently in the process of increasing its use of furnace off-gas. Construction of a 13.6 megawatt co-generation plant at Namakwa Sands has been completed. The plant, which consumes all furnace off-gas, produces electricity that is offset against current consumption sourced from Eskom, the state-owned electricity supplier.

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

Sales and Marketing

We currently produce more chloride and sulfate slag than we consume at our TiO2 production facilities. As such, this slag is available for sale to third parties. The geographic market for titanium feedstock is global in scope, and TiO2 producers regularly source and transport titanium feedstock from suppliers located around the world. During 2014, 77% of feedstock revenue was derived from intercompany sales, with the remaining attributable to third-party sales.

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

Seasonality

Because TiO2 is widely used in paint and other coatings, titanium feedstocks are in higher demand prior to the painting season in the Northern Hemisphere (spring and summer), and pig iron is in lower demand during the European summer holidays, when many steel plants and foundries undergo maintenance. Zircon generally is a non-seasonal product; however, it is negatively impacted by the winter and Chinese New Year celebrations due to reduced zircon demand from China.

Competitive Conditions

According to TZMI data, globally, there are a small number of large mining companies or groups that are involved in the production of titanium feedstock, and these are dominated by close relationships between miners and consumers (predominately pigment producers). Additionally, according to TZMI data, we are the second largest titanium feedstock producer with approximately 10% of global titanium feedstock production. Rio Tinto, through its ownership of Canadian-based Fer et Titane, its share in Richards Bay Minerals (“RBM”) in South Africa, and ownership of QMM Madagascar, is the largest producer of titanium feedstock in the world. Australian-based Iluka Resources Limited is the third largest manufacturer, with operations in Australia and the United States. A number of other manufacturers, such as Cristal Global (Saudi Arabia), E. I. du Pont de Nemours and Company (United States), Kenmare Resources plc (Ireland), Kronos Worldwide Inc. (Europe), Pangang Titanium Industry Co Ltd (China), VV Mineral (India), Kerala Mines and Metals Limited (India), and Ostchem Holding AG (Eastern Europe) also supply titanium feedstock to the global market.

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

TiO2 is used in a wide range of products due to its ability to impart whiteness, brightness and opacity, and is designed, marketed and sold based on specific end-use applications. TiO2 is used extensively in the manufacture of paint and other coatings, plastics and paper and in a wide range of other applications, including inks, fibers, rubber, food, cosmetics and pharmaceuticals. According to TZMI data, the paint and coatings sector is the largest consumer of pigment with 56% of total pigment consumption in 2014, while the plastics sector accounted for 24% and the remaining 20% was divided between paper, inks, fibers, and other.

TiO2 Manufacturing Process

TiO2 is produced using a combination of processes involving the manufacture of base pigment particles followed by surface treatment, drying and milling (collectively known as finishing). Two commercial production processes are used by manufacturers: the chloride process and the sulphate process. All of our TiO2 is produced using the chloride process. We are one of a limited number of TiO2 producers in the world with chloride production technology. TiO2 produced using the chloride process is preferred for some of the largest end-use applications.

The chloride process is a newer technology, and we believe it has several advantages over the sulphate process: it generates less waste, uses less energy, is less labor intensive, permits the direct recycle of chlorine, a major process chemical, back into the production process, and produces what is considered a high quality product. In the chloride process, high quality feedstock ores (slag, synthetic rutile, natural rutile or, in limited cases, high titanium content ilmenite ores) are reacted with chlorine (the chlorination step) and carbon to form titanium tetrachloride (“TiCl4”) in a continuous fluid bed reactor. Purification of TiCl4 to remove other chlorinated products is accomplished using a distillation process. The purified TiCl4 is then oxidized in a vapor phase form to produce raw pigment particles and chlorine gas. The latter is recycled back to the chlorination step for reuse. Raw pigment is then typically slurried with water and dispersants prior to entering the finishing step. The chloride process currently accounts for substantially all of the industry-wide TiO2 production capacity in North America, and approximately 46% of industry-wide capacity globally.

Commercial production of TiO2 results in one of two different crystal forms: rutile, which is manufactured using either the chloride process or the sulphate process, or anatase, which is only produced using the sulfate process. All of our global production capacity utilizes the chloride process to produce rutile TiO2. Rutile TiO2 is preferred over anatase TiO2 for many of the largest end-use applications, such as coatings and plastics, because its higher refractive index imparts better hiding power at lower quantities than the anatase crystal form and it is more suitable for outdoor use because it is more durable. Although rutile TiO2 can be produced using either the chloride process or the sulphate process, some customers prefer rutile produced using the chloride process because it typically has a bluer undertone and greater durability.

Raw Materials

Titanium Feedstock — The primary raw materials used to produce TiO2 are titanium feedstock, chlorine and coke. During 2014, 100% of our Pigment segment feedstock purchases were from our Mineral Sands segment. Currently, we believe we are the only TiO2 manufacturer in the world to have 100% of our feedstock supply requirements under common ownership.

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

Sales and Marketing

We supply and market TiO2 under the brand name TRONOX® to approximately 1,100 customers in approximately 90 countries, including market leaders in each of the key end-use markets for TiO2, and we have supplied each of our top ten customers with TiO2 for more than 10 years. The tables below summarize our 2014 TiO2 sales volume by geography and end-use market:

2014 Sales Volume by Geography
North America	41%
Latin America	5%
Europe	24%
Asia-Pacific	30%
2014 Sales Volume by End-Use Market
Paints and Coatings	80%
Plastics	18%
Paper and Specialty	2%

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

We believe our TiO2 operations, and specifically our plant in Hamilton, Mississippi, are among the lowest-cost producers of TiO2 globally. This is of particular importance as it positions us to be competitive through all facets of the TiO2 cycle. Moreover, our three TiO2 production facilities are strategically positioned in key geographies. The Hamilton facility is currently the third-largest TiO2 production facility in the world, and has the size and scale to service customers in North America and around the globe. Our Kwinana plant, located in Australia, is well positioned to service the growing demand from Asia. Our Botlek facility, located in The Netherlands, services our European customers and certain specialized applications globally.

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

Competitive Conditions

According to the latest TZMI data, industry production grew 8% to 5.5 million metric tons in 2014 compared to a decline of 2% with 5.1 million metric tons in 2013 and 5.2 million metric tons in 2012.We compete in a global market that has multiple other vendors. The global market in which our TiO2 business operates is competitive. Competition is based on a number of factors such as price, product quality, and service. We face competition not only from chloride process pigment producers, but from sulfate process pigment producers as well. Moreover, because transportation costs are minor relative to the cost of our product, there is also competition between products produced in one region versus products produced in another region.

During 2014, we had global TiO2 production capacity of 465,000 metric tons per year, which was approximately 6.5% of global pigment capacity. We face competition from competitors with facilities in multiple regions, including E. I. du Pont de Nemours and Company, Cristal Global, Huntsman Pigments, and Kronos Worldwide Inc. We estimate that, based on nameplate capacity, these five companies (including Tronox) accounted for approximately 58% of the global capacity. In addition to the major competitors discussed above, we compete with numerous smaller, regional producers, including producers in China that have expanded their sulphate production capacity during the previous five years.

Research and Development

We have research and development facilities that service our products, and focus on applied research and development of both new and existing processes. Our research and development facilities supporting our mineral sands business are located in South Africa, while the majority of scientists supporting our pigment and electrolytic research and development efforts are located in Oklahoma City, Oklahoma.

New process developments are focused on increased throughput, efficiency gains and general processing equipment-related improvements. Ongoing development of process technology contributes to cost reduction, enhanced production flexibility, increased capacity, and improved consistency of product quality. In 2014, our product development and commercialization efforts were focused on several TiO2 products that deliver added value to customers across all end use segments by way of enhanced properties of the pigment.

Patents, Trademarks, Trade Secrets and Other Intellectual Property Rights

Protection of our proprietary intellectual property is important to our business. At December 31, 2014, we held 49 U.S. patents, 9 patent applications, and approximately 240 in foreign counterparts, including both issued patents and pending patent applications. Our U.S. patents have expiration dates ranging from 2015 through 2131. Additionally, we have 4 trademark registrations and 1 pending trademark registration in the U.S., as well as 38 trademark registrations and 2 pending trademark registrations in foreign counterparts.

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

We protect the trademarks that we use in connection with the products we manufacture and sell, and have developed value in connection with our long-term use of our trademarks; however, there can be no assurance that the trademark registrations will provide meaningful protection against the use of similar trademarks by competitors, or that the value of our trademarks will not be diluted. We also use and rely upon unpatented proprietary knowledge, continuing technological innovation and other trade secrets to develop and maintain our competitive position. We conduct research activities and protect the confidentiality of our trade secrets through reasonable measures, including confidentiality agreements and security procedures. While certain patents held for our products and production processes are important to our long-term success, more important is the operational knowledge we possess.

Employees

As of December 31, 2014, Tronox had approximately 3,400 employees worldwide, of which 700 are located in the United States, 600 in Australia, 1,800 in South Africa, and 300 in The Netherlands and other international locations. Our employees in the United States are not represented by a union or collective bargaining agreement. In South Africa, over 70% of our workforce belongs to a union. In Australia, most employees are not currently represented by a union, but 50% are represented by a collective bargaining agreement. In The Netherlands, 50% of our employees are represented by a collective bargaining agreement and 30% are members of a union. We consider relations with our employees and labor organizations to be good.

Environmental, Health and Safety Authorizations

Mineral Sands

Our facilities and operations are subject to extensive general and industry-specific environmental, health and safety regulations in South Africa and Australia. These regulations include those relating to mine rehabilitation, liability provision, water management, the handling and disposal of hazardous and non-hazardous materials, and occupational health and safety. The various legislation and regulations are subject to a number of internal and external audits. We believe our mineral sands operations are in compliance, in all material respects, with existing health, safety and environmental legislation and regulations.

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

Regulation of the Mining Industry in South Africa

There are numerous mining-related laws and regulatory authorizations that may impact the performance of our business. These include but are not limited to: the Mineral and Petroleum Resources Royalty Act, which imposes a royalty on refined and unrefined minerals payable to the South African government; the Mineral and Petroleum Resources Development ACT (the “MPRDA”), which governs the acquisition, use and disposal of mineral rights; the South African Minerals Act, which requires each new mine to prepare an Environmental Management Program Report for approval by the DMR; the Revised Mining Charter, effective as of September 13, 2010, which requires, among other conditions, that mining entities achieve a 26% historically disadvantaged persons ownership of mining assets by 2014; and, the BEE legislation in South Africa.

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

Available Information

Our public internet site is http://www.tronox.com. The content of our internet site is available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this annual report unless express noted. We make available, free of charge, on or through the investor relations section of our internet site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers, as well as any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (the “SEC”).

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

As an emerging market, South Africa poses a challenging array of long-term political, economic, financial and operational risks.

•	South Africa has been undergoing political and economic challenges. Changes to or instability in the economic or political environment in South Africa, especially if such changes create political instability, actual or potential shortages of production materials or labor unrest, could result in production delays and production shortfalls, and materially impact our production and results of operations.
•	In South Africa, our mining and smelting operations depend on electrical power generated by Eskom, the state-owned sole energy supplier. The contractual Notified Maximum Demand for the Namakwa Sands smelter and KZN Sands smelter sites are 72 mega volt amperes (“MVA”) and 87 MVA, respectively. South African electricity prices have risen during the past few years, and future increases are likely. Additionally, our KZN Sands operations currently use 245,277 gigajoules of Sasol gas, which is available only from Sasol Limited; however, we could replace approximately 30% to 40% of our current Sasol gas usage with furnace off-gas produced by KZN Sands, if necessary. KZN Sands is currently in the process of increasing its use of furnace off-gas. Construction of a 13.6 megawatt co-generation plant at Namakwa Sands has been completed. The plant, which consumes all furnace off-gas, produces electricity that is offset against current consumption sourced from Eskom.
•	We use significant amounts of water in our operations, which could impose significant costs. Use of water in South Africa is governed by water-use license. Our KZN mining operation in South Africa uses water to transport the slimes or sand from reclaimed areas to the processing plant and to the tailings facilities. Reduced water availability may result in rationing, which could impact production rates or result in increased water costs. However, our KZN Sands operation can use sea water, which is readily available since KZN Sands is located in a coastal region, although using sea water instead of fresh water would increase operational costs due to the desalination process, which may not be offset against lower water operating costs.
•	Under South African law, our South African mining operations are subject to water-use licenses that govern each operation. These licenses require, among other conditions, that mining operations achieve and maintain certain water quality limits for all water discharges, where applicable. Our South African operations that came into existence after the adoption of the National Water Act, No. 36 of 1998 have applied for and been issued the required water-use licenses. However, changes to water-use licenses could affect our operational results and financial condition.
•	The South African government may sharpen its focus on intervention in mining through various means including increased taxation, greater control and conditions on the distribution of mineral rights, poverty alleviation, and job creation. Such measures have not yet been defined, and the impact the measures may have on our business remains uncertain.
•	Changes to the revised MPRDA have been incorporated into the 2013 MPRDA amendment, and are awaiting approval by the South African Parliament before being promulgated. Some of the proposed changes may have an adverse effect on our business, operating results and financial condition. Although we expect the bulk of the original act to remain intact, there could be substantial changes, based on the current draft. This could have adverse effects on our business, operating results and financial condition.
•	South Africa’s exchange control regulations require resident companies to obtain the prior approval of the South African Reserve Bank to raise capital in any currency other than the Rand, and restrict the export of capital from South Africa. While the South African government has relaxed exchange controls in recent years, it is difficult to predict whether or how it will further relax or abolish exchange control measures in the future. These exchange control restrictions could hinder our financial and strategic flexibility, particularly our ability to use South African capital to fund acquisitions, capital expenditures, and new projects outside of South Africa.
•	Our operations in South Africa are reliant on services provided by the State agency, Transnet, for limited rail transport services at Namakwa Sands. Furthermore, they provide extensive dock-side services at both the ports of Richards Bay and Saldanha Bay. Delays, particularly industrial actions, could have a negative impact on our business, operating results and financial condition.

•	South African law governs the payment of compensation and medical costs to a compensation fund against which mining employees and other people at sites where ancillary mining activities are conducted can claim for mining activity-related illnesses or injuries. Should claims against the compensation fund rise significantly due to our mining activity or if claims against us are not covered by the compensation fund, the amount of our contribution or liability to claimants may increase, which could adversely impact our financial condition. In addition, the HIV/AIDS epidemic in South Africa poses risks to our South African operations in terms of potentially reduced productivity, and increased medical and other costs. If there is a significant increase in the incidence of HIV/AIDS infection and related diseases among the South African workforce over the next several years, our operations, projects and financial condition may be adversely affected.

The labor and employment laws in many jurisdictions in which we operate are more onerous than those of the United States; and some of our labor force has substantial works’ council or trade union participation, which creates a risk of disruption from labor disputes and new laws affecting employment policies.

Labor costs constituted approximately 25% of our production costs in 2014. The majority of our employees are located outside the United States. In most of those countries, labor and employment laws are more onerous than in the United States and, in many cases, grant significant job protection to employees, including rights on termination of employment.

In South Africa, over 70% of our workforce belongs to a union. In Australia, most employees are not currently represented by a union, but 50% are represented by a collective bargaining agreement. In The Netherlands, 50% of our employees are represented by a collective bargaining agreement and 30% are members of a union.

Our South African operations have entered into various agreements regulating wages and working conditions at our mines. There have been periods when various stakeholders have been unable to agree on dispute resolution processes, leading to threats of disruptive labor disputes, although only two strikes have ever occurred in the history of these operations. Due to the high level of employee union membership, our South African operations are at risk of production stoppages for indefinite periods due to strikes and other labor disputes. In the past five years, employees of KZN Sands went on strike once, for a 22-day period, from August 23 to September 13, 2010, in a dispute over wages and employment conditions, which resulted in an average daily production loss of 20,000 metric tons and 1,398 metric tons of heavy mineral concentrate, but had no significant impact on the smelter or furnace operations. Although we believe that we have good labor relations with our South African employees, we may experience labor disputes in the future.

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

In 2014, raw materials used in the production of TiO2 constituted approximately 53% of our operating expenses. Fuel and energy linked to commodities, such as diesel, heavy fuel oil and coal, and other consumables, such as chlorine, illuminating paraffin, electrodes, and anthracite, consumed in our manufacturing and mining operations form an important part of our operating costs. We have no control over the costs of these consumables, many of which are linked to some degree to the price of oil and coal, and the costs of many of these raw materials may fluctuate widely for a variety of reasons, including changes in availability, major capacity additions or reductions, or significant facility operating problems. These fluctuations could negatively affect our operating margins and our profitability. As these costs rise, our operating expenses will increase and could adversely affect our business, especially if we are unable to pass price increases in raw materials through to our customers.

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

As of December 31, 2014, our total principal amount of long-term debt was $2.4 billion (including $7 million of original issue discount in connection with the senior secured term loan (the “Term Loan”), which has a face value of $1.5 billion). Our credit facilities contain covenants that could adversely affect our ability to operate our business, our liquidity, and our results of operations. These covenants restrict, among other things, our and our subsidiaries’ ability to:

•	incur or guarantee additional indebtedness;
•	complete asset sales, acquisitions or mergers;

•	make investments and capital expenditures;
•	prepay other indebtedness;
•	enter into transactions with affiliates; and,
•	fund dividends or repurchase shares.

In addition, the terms of our credit facilities require us and our subsidiaries to maintain certain minimum performance levels relative to our debt. Certain of our facilities, excluding the Term Loan and the $900 million aggregate principal amount of senior notes (the “Senior Notes”), include requirements relating to the ratio of adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) to indebtedness or certain fixed charges. The breach of any covenants or obligations in our credit facilities, not otherwise waived or amended, could result in a default under the applicable debt obligations (and cross-defaults to certain other debt obligations) and could trigger acceleration of those obligations, which in turn could trigger other cross defaults under other future agreements governing our long-term indebtedness. In addition, the secured lenders under the credit facilities could foreclose on their collateral, which includes equity interests in our subsidiaries, and exercise other rights of secured creditors. Any default under those credit facilities could adversely affect our growth, our financial condition, our results of operations and our ability to make payments on our credit facilities, and could force us to seek the protection of bankruptcy laws.

Exxaro may exert substantial influence over us as a shareholder.

At December 31, 2014, Exxaro held approximately 44% of the voting securities of Tronox Limited, and had three representatives serving as Directors on our nine-member board. Additionally, in the future, Exxaro may exchange its retained interest in the mineral sands business for additional Class B Shares.

Due to Exxaro’s significant ownership interest, it is entitled to certain rights under the Constitution and the Shareholder’s Deed of Tronox Limited. For example, the Constitution provides that, for as long as the Class B voting interest is at least 10% of the total voting interest in Tronox Limited, there must be nine directors on our board; of which the holders of Class A ordinary shares (“Class A Shares”) will be entitled to vote separately to elect a certain number of directors to our board (which we refer to as Class A Directors), and the holders of Class B Shares will be entitled to vote separately to elect a certain number of directors to our board (which we refer to as Class B Directors). If the Class B voting interest is greater than or equal to 30%, our board will consist of six Class A Directors and three Class B Directors. If the Class B voting interest is greater than or equal to 20% but less than 30%, our board of directors will consist of seven Class A Directors and two Class B Directors. If the Class B voting interest is greater than or equal to 10% but less than 20%, our board will consist of eight Class A Directors and one Class B Director.

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

Under the terms of the Shareholder’s Deed entered into upon completion of the Transaction, Exxaro agreed that for the Standstill Period, it would not engage in any transaction or other action that would result in its beneficial ownership of the voting shares of Tronox Limited exceeding 45% of the total issued shares of Tronox Limited. In addition, except under certain circumstances, Exxaro agreed not to sell, pledge or otherwise transfer any such voting shares during the Standstill Period. After the Standstill Period, Exxaro has agreed not to acquire any voting shares of Tronox Limited if, following such acquisition, Exxaro will have a voting interest in Tronox Limited of 50% or more unless Exxaro brings any proposal to make such an acquisition to the board of directors of Tronox Limited on a confidential basis. In the event an agreement regarding the proposal is not reached, Exxaro is permitted to make a takeover offer for all the shares of Tronox Limited not held by affiliates of Exxaro provided that binding acceptances are received from a majority of the shares not held by affiliates of Exxaro.

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

The mineral resource and reserve estimates are estimates of the quantity and ore grades in our mines based on the interpretation of geological data obtained from drill holes and other sampling techniques, as well as from feasibility studies. The accuracy of these estimates is dependent on the assumptions and judgments made in interpreting the geological data. The assessment of geographical characteristics, such as location, quantity, quality, continuity of geology and grade, is made with varying degrees of confidence in accordance with established guidelines and standards. We use various exploration techniques, including geophysical surveys and sampling through drilling and trenching, to investigate resources and implement applicable quality assurance and quality control criteria to ensure that data is representative. Our mineral reserves represent the amount of ore that we believe can be successfully mined and processed, and are estimated based on a number of factors, which have been stated in accordance with the South African Code for Reporting of Exploration Results, Mineral Resources and Mineral Reserves 2007 version, as amended 2009 (the “SAMREC Code”) and the Australian code for Reporting of Exploration Results, Mineral Resources the Joint Ore Reserves Committee Code (2012) (the “JORC Code”).

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

We are registered under the laws of Western Australia, Australia, and substantial portions of our assets are located outside of the United States. In addition, certain members of our board of directors reside outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon Tronox Limited or such other persons residing outside the United States, or to enforce judgments outside the United States obtained against such persons in U.S. courts in any action, including actions predicated upon the civil liability provisions of the U.S. federal securities laws. In addition, it may be difficult for investors to enforce rights predicated upon the U.S. federal securities laws in original actions brought in courts in jurisdictions located outside the United States.

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

We have a significant amount of intangible assets and other long-lived assets on our consolidated balance sheets. Under generally accepted accounting principles in the United States (“U.S. GAAP”), we review our intangible assets and other long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances, indicating that the carrying value of our intangible assets and other long-lived assets may not be recoverable, include, but are not limited to, a significant decline in share price and market capitalization, changes in the industries in which we operate, particularly the impact of a downturn in the global economy, as well as competition or other factors leading to reduction in expected long-term sales or profitability. We may be required to record a significant noncash charge in our financial statements during the period in which any impairment of our intangible assets and other long-lived assets is determined, negatively impacting our results of operations.

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements which could have a material adverse effect on our business and results of operations.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As more fully described in Controls and Procedures in Part II, Item 9A of this report, in connection with the audit of our financial statements for the year ended December 31, 2014, management identified material weaknesses in our internal control over financial reporting relating to (i) controls over the information and communication related to our South African operations that were improperly designed and not effective, as information required to execute control activities to completely and accurately record and disclose transactions was not communicated timely to the individuals responsible for executing control activities. The controls over our calculation for accrued royalty expenses relating to our mining operations in Namakwa South African were improperly designed and not effective; and (ii) controls over restricted access and segregation of duties within our SAP systems that were improperly designed and not effective as certain personnel have inappropriate access to execute conflicting transactions, as well as the ability to prepare and post journal entries without an independent review required by someone other than the preparer.

We are actively engaged in developing a remediation plan to address such materials weaknesses. However, while we expect to complete the implementation of remediation measures and remediate such material weaknesses as soon as practicable, there can be no assurance that such efforts will be successful or that our internal control over financial reporting will be effective as a result of such efforts. In addition, there can be no assurance that we will not identify internal control material weaknesses in the future or that any such weaknesses will not have a material impact on our operating results or financial statements or cause us to fail to meet our reporting obligations. In addition, if we discover a material weakness in our internal controls in the future, the disclosure of that fact could reduce the market’s confidence in our financial statements.

Our results of operations and financial condition could be seriously impacted by security breaches, including cybersecurity incidents.

Failure to effectively prevent, detect and recover from security breaches, including attacks on information technology and infrastructure by hackers; viruses; breaches due to employee error or actions; or other disruptions could result in misuse of our assets, business disruptions, loss of property including trade secrets and confidential business information, legal claims or proceedings, reporting errors, processing inefficiencies, negative media attention, loss of sales and interference with regulatory compliance. We have determined that such attacks could result in unauthorized parties gaining access to at least certain confidential business information. However, to date, we have not experienced any material financial impact, changes in the competitive environment or business operations that we attribute to these attacks. Although management does not believe that we have experienced any material losses to date related to security breaches, including cybersecurity incidents, there can be no assurance that we will not suffer such losses in the future. We actively manage the risks within our control that could lead to business disruptions and security breaches. As these threats continue to evolve, particularly around cybersecurity, we may be required to expend significant resources to enhance our control environment, processes, practices and other protective measures. Despite these efforts, such events could materially adversely affect our business, financial condition or results of operations.

Item 1B. Unresolved Staff Comments

There are no unresolved written comments that were received from the SEC staff.

Item 2. Properties

Below are our offices and facilities at December 31, 2014. We believe our properties are in good operating condition, and are well maintained. Pursuant to separate financing agreements, substantially all of our U.S. properties are pledged or encumbered to support or otherwise provide the security for our indebtedness.

Corporate and Other

At December 31, 2014, our corporate and other offices consisted of the following:

Location	Owned/Leased	Offices
Stamford, Connecticut	Leased	Corporate office located at 263 Tresser Boulevard, Suite 1100
Bentley, Western Australia	Leased	Corporate office located at 1 Brodie Hall Drive
Oklahoma City, Oklahoma	Owned	Corporate services located at 3301 NW 150th Street

In addition, corporate and other includes two electrolytic manufacturing and distribution facilities as follows:

Facility	Product	Property Owned/Leased	Facility Owned/Leased
Hamilton, Mississippi	Sodium chlorate	Owned	Owned
Henderson, Nevada	EMD, Boron products	Leased	Owned

Pigment

Our office in Oklahoma City, Oklahoma is used for our Pigment segment management offices and research and development, and is shared with certain corporate services.

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

Mineral Sands

We lease office space located at 115 West Street, Sandton, South Africa for our Mineral Sands division management offices.

Our KZN Sands operations consist of the Fairbreeze mine (which has not yet entered into commercial production), a concentration plant, a mineral separation plant and a smelter complex with two furnaces.

Our Namakwa Sands operations include the Namakwa Sands mine, a primary concentration plant, a secondary concentration plant, a separation plant, and a smelter complex with two furnaces.

Our Western Australia operations consist of the Cooljarloo Sands mine, and a concentration plant and the Chandala processing plant, which includes a mineral separation plant and a synthetic rutile plant.

Mineral Sands Licenses and Leases

In 2014, we mined valuable heavy minerals (“VHM”), including ilmenite, rutile, leucoxene, and zircon, at two integrated locations; Namakwa Sands in Western Cape South Africa and Cooljarloo in Western Australia. Our Fairbreeze mine in KwaZulu-Natal, South Africa, will be the mining component of our integrated KZN Sands operations. Depending on construction, the Fairbreeze mine is expected to begin operations at the end of 2015, and be fully operational in 2016. Our three mining operations and their integrated mineral processing facilities have two principal commercial product lines: titanium feedstocks and zircon. Our titanium feedstocks include titanium dioxide minerals such as ilmenite, natural rutile, and leucoxene, as well as two upgraded titanium dioxide products, titanium slag and synthetic rutile. Zircon is a zirconium silicate mineral with diverse construction and industrial applications.

A diagram of our heavy mineral sand mining and processing — TiO2 pigment value chain is as follows:

Mineral Sands and Pigments Value Chain

Mineral Sands
TiO2 Pigments
Markets
Titanium-Bearing Mineral Sands
Natural Rutile
Leucoxene
Ilmenite
Synthetic Rutile
Titanium Slag
Pig Iron
Zircon
Chloride Process
•Higher Input Costs
•Lower Process Costs
•Higher Quality
Sulfate Process
•Lower Input Costs
•Higher Process Costs
•Lower Quality
Paints and Coatings
Paper and Specialty
Plastics
Auto & Engineering Component Castings
Ceramics

The approximate annual production capacities of our heavy mineral sand mining are shown below. Multiple grades of mineral products may be combined in some categories.

Capacity (metric tons per year)	Namakwa Sands	KZN Sands (1)	Northern Operations	Total
Rutile	31,000	30,000	36,000	97,000
Synthetic rutile	—	—	220,000	220,000
Titanium slag	190,000	220,000	—	410,000
Zircon	135,000	60,000	70,000	265,000
Pig iron	100,000	121,000	—	221,000
Leucoxene	—	—	26,000	26,000
Reserve life of mine	20+ Years	12+ Years	15+ Years
Exploration rights & undeveloped reserves	Yes	Yes	Yes

(1)	Includes Fairbreeze mine development project that depending on construction is expected to begin operation at the end of 2015.

We market our titanium feedstocks to external customers when market conditions are favorable; however, a significant portion of our production is consumed internally. Most of the ilmenite mined at Namakwa Sands is the feedstock for titanium slag production in South Africa, and ilmenite from Western Australia is internally consumed as synthetic rutile feed at our Chandala complex. The synthetic rutile product from our Chandala complex is either consumed at our TiO2 pigment plant in Kwinana or sold externally.

Mining and Mineral Tenure

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

Mineral Tenure — South Africa

Mining and prospecting rights are administered at the national level in the Republic of South Africa (the “RSA”), as defined under the 2002 Mineral and Petroleum Resources Development Act #28 (the “MPRDA”) and its subsequent amendments. The MPRDA establishes a comprehensive regulatory framework that governs mineral tenure, establishes requirements and processes for prospecting and mine permitting, environmental impact assessments and approvals, mine closure requirements, and other mining-related matters, such as a national mineral production royalty. The lead agency for mining and mining-related matters, including granting of prospecting and mining rights and enforcement of the MPRDA is the South African Department of Mineral Resources (the “DMR”).

Environmental permitting is authorized under the National Environmental Management Act #107 (“NEMA”) and the 1998 National Water Act #36 (“NWA”), under the auspices of the RSA Department of Environmental Affairs and Department of Water Affairs (“DWA”). Environmental permitting and compliance are also administered at the Provincial level, which for Namakwa Sands and KZN Sands, respectively, are the Western Cape Department of Environmental Affairs and Development Planning and the KwaZulu-Natal Department of Environmental Affairs.

Mineral tenure at the Namakwa Sands Brand-se-Baai mine is authorized through two MPRDA Mining Rights covering a total of 13,100 hectares comprising the following farms: Graauwduinen 151 (portion 1), Rietfontein Ext 151 (portions 1 and 2), Goeraap 140 (portion 17), Hartbeeste Kom 165 (portions 1 and 3), Hartbeeste Kom 165 (portion 2), and Houtkraal (portion 5). All six mining rights have an expiry of March 31, 2037, for which 30-year extensions can be applied. In addition, Namakwa Sands has applications pending to convert three former Prospecting Rights (7,821 hectares) to Mining Rights. Namakwa holds another prospecting right with 5,758 hectares at a remote site situated 60km away from Brand-se-Baai. Mining authorizations in South Africa may be independent of access rights, and Namakwa Sands also holds surface rights totaling 17,111 hectares. All of our current mining operations and ore reserves at Namakwa Sands are secured Mining and Surface Rights.

Namakwa Sands’ process water for the mining and concentration activities at Brand-se-Baai are held by Water License 17/F60C/BEG/1783 granted November 23, 2012. The regional climate in the coastal area of the Western Cape where we operate ranges from a Mediterranean climate at Saldanha to an arid or semi-arid climate at the mine, where the annual rainfall averages less than 200 mm. Consequently, conservation of fresh water and sea water is a high-priority in our environmental management program.

Mineral tenure for KZN Sands’ Fairbreeze mining project is held under two Mining Rights, KZN30/5/1/2/2/123MR and 164MR, granted for 30-year terms in September 2009 that expire in 2039. The two Fairbreeze Mining Rights cover a total 4,056 hectares, including 100% of our declared heavy mineral reserves.

In September 2013, the DWA granted us the primary water use license required for the construction and operation of the Fairbreeze Mine. An environmental organization, the Mtunzini Conservancy, subsequently appealed the decision, which under South African law automatically suspended issuance of the license. The DWA rejected the appeal and lifted the suspension on February 5, 2014.

Mineral Tenure — Australia

Mining laws and regulations in Australia are enacted at the state and territorial levels, such as the Western Australia Mining Act of 1978 (the “Mining Act”). The Mining Act contains provisions for a variety of tenement categories that include prospecting, exploration, retention and mining. Minerals in Australia are reserved to the Crown, although some historic “common law” mineral titles transferred to private parties under early land grants prior to 1899 are recognized.

Mineral tenure, exploration and mining licenses and most non-environmental mining matters are administered by the Western Australia Department of Mines and Petroleum. Mining operations in Western Australia are subject to a variety of environmental protection laws and regulations, including the Environmental Protection Act, the primary source of environmental regulation in Western Australia, and the Environment Protection and Biodiversity Conservation Act of 1999 (the “EPBCA”). The EPBCA establishes jurisdiction over environmental matters of potential national significance. Our Cooljarloo mining operations and mineral tenure in the Cooljarloo and Dongara project areas where we disclose reserves as of December 31, 2014 are primarily regulated by the Mining Act and the 1981 Mining Regulations.

State Agreements are contracts between the State of Western Australia and the proponents of major resources projects, and are intended to foster resource development and related infrastructure investments. Among other things, State Agreements specify the rights, obligations, terms and conditions for the development of major resources projects, and establish a framework for ongoing relations and cooperation between the State and the proponent of the project. These agreements are approved and ratified by the Parliament of Western Australia. The State Agreement relevant to our Australian operations and our production of mineral sands is the agreement authorized by the Mineral Sands (Cooljarloo) Mining and Processing Agreement Act 1988 (the “Cooljarloo State Agreement”). State Agreements may only be amended by mutual consent, which reduces the sovereign risk and increases the security of tenure, however Parliament may enact legislation that overrules or amends the particular State Agreement.

Our Cooljarloo mining operations are conducted on M268SA, being a mining lease covering 9,745 hectares granted pursuant to the Cooljarloo State Agreement. We believe all critical tenure are assured for the continuance of our Cooljarloo mining operation at least until 2020.

Our heavy mineral (“HM”) reserves at Cooljarloo West are located within the area of three exploration licenses granted by the State of Western Australia totaling 28,055 hectares. A portion of the Cooljarloo West tenure can be surrendered, subject to granting of two mining leases totaling 4,414 hectares, currently under application that cover our declared HM reserves at Cooljarloo West. An additional 29,161 hectares in the immediate Cooljarloo area are the subject of nine exploration licenses and one retention license of 81 hectares granted to Tronox or its predecessors. Our total tenement ownership at Cooljarloo-Cooljarloo West covers a total 57,297 hectares of active mining leases and exploration licenses.

TRONOX
RESOURCE & TECHNOLOGY DEVELOPMENT
COOLJARLOO TENEMENTS
Kilometers
0 1.5 3 6 9 12
N
Legend
Cooljarloo West
E70/2345
E70/2346
E70/3065
Cooljarloo North West
E70/2549
E70/2604
E70/4483
E70/4526
E70/4096
Cooljarloo South West
E70/2490
E70/2491
E70/4482
E70/4518
Cooljarloo Mining Lease
M268SA
L70/108
R70/36
Jurien Mining Leases
M70/434
M70/435
M70/436
Mining Lease Application
M70/1314
DIA Heritage Area
Highway
Major Road
Watercourses
CANTABILLING ROAD
CADDA ROAD
CERVANTES ROAD
MINDA ROAD
BIBBY ROAD
BRAND HIGHWAY
COOLJARLOO ROAD
DINGO ROAD

TRONOX
RESOURCE & TECHNOLOGY DEVELOPMENT
DONGARA TENEMENTS
Kilometers
0 0.5 1 2 3 4
N
Legend
Dongara Mining Leases
Hudson Resources
Heritage Site
Heritage Exclusion Zone
DPaW Reserves
Dongara Landowners
Drainage
Major Road
Minor Road
Access Road
Mt Adams Road
BRAND HIGHWAY
M70/1195
M70/1196
M70/1197
M70/1198
M70/1199
M70/1218
M70/1203
M70/1219
M70/1200
M70/1214
M70/1204
M70/1207
M70/1215
M70/1210
M70/1213
M70/1205
M70/1208
M70/1209
M70/1211
M70/1212

Tronox Western Australia mining leases and exploration licenses in the Cooljarloo district (left) and at Dongara (right).

Twenty mining leases, covering 17,890 hectares over the Dongara deposits have been granted by the State of Western Australia. Six of the leases are the subject of environmental proposals that have received approval from the Western Australia Environmental Protection Authority (“EPA”). The reserve estimates for Dongara are based on the results of a definitive feasibility study completed during 2013-2014.

Australia
Cooljarloo
Limpopo
Pretoria
Mpumalanga
Gauteng
North West
Free State
KwaZulu-Natal
Durban
Northern Cape
Brand-se-Baai
Koekenaap MSP
Saldanha Smelter
Western Cape
Cape Town
Eastern Cape
0 100 200 300 400 500
Kilometers
N
Kwazulu-Natal
Empangeni
Smelter
Empangeni
Richards Bay
Hillendale
Port Durnford
Fairbreeze
0 10 20 30 40 50
Kilo meters

Tronox integrated mine-mineral separation-slag operations in South Africa are Namakwa Sands, Western Cape Province with mining at Brand-se-Baai, mineral separation plant at Koekenaap, smelter & export facilities at Saldanha; and KZN Sands, KwaZulu-Natal Province (inset at lower right) with mine under construction at Fairbreeze, mineral separation plant & smelter at Empangeni, and export from Richards Bay. Inset at upper right shows Cooljarloo mine, Western Australia.

Reporting of Ore Reserves and Mineral Resources

U.S. registrants are required to report ore reserves under SEC Industry Guide 7 standards, which defines a mineral, or “ore” reserve as “that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserves determination.” Industry Guide 7 requires that sufficient technical and economic studies have been completed to reasonably assure economic extraction of the minerals, based on the parameters and assumptions current to the end of the reporting period.

The HM reserve estimates reported below are compiled from Mineral Resource and Ore Reserve Statements (“RR Statements”) prepared annually to reflect the estimated mineral resources and reserves as of December 31, 2014. The mineral reserve estimates are based on detailed geological, geotechnical, mine engineering and mineral processing, and financial models developed and reviewed by Tronox employees in South Africa and Australia, who possess years of experience directly related to the resources, mining and processing characteristics or financial performance of our operations. Additionally, our management and technical staff includes senior personnel who have remained closely involved with all three of our active mining and mineral processing operations since operations commenced.

Our mineral reserve estimates are guided by the mineral resource reporting standards of the South African Code for Reporting of Exploration Results, Mineral Resources and Mineral Reserves, 2007 version, as amended 2009 (“SAMREC”), and the Joint Ore Reserves Committee of The Australian Institute of Mining and Metallurgy (2012) (“JORC”). SAMREC and JORC are two standards within an international family of mineral resource codes designed to ensure data validity, standardize methodologies for estimating the size and grades of mineral deposits, guide classifications of mineral resources and reserves, and enhance the transparency of mineral resource disclosures. Our annual RR Statements are generated and authorized by experienced Tronox resource professionals who integrate inputs from a wide range of disciplines, and are routinely audited by external consultants. Individuals responsible for our estimates of ore reserves are certified by the organizations that administer their respective codes and are subject to censure if they are found to be in violation of the reporting guidelines.

Heavy mineral reserves are sub-divided according to two levels of increasing confidence, as either “Probable” or “Proven” Reserves. Under Industry Guide 7, disclosures of mineralized material that may have reasonable prospects for development but have not yet been fully evaluated to determine their economic mineability are not allowed. The term “economic,” as used in the definition of reserves, implies that profitable extraction under defined investment assumptions has been established to a high level of confidence.

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

The Proven and Probable HM reserves stated in the table that follows are therefore unmodified from the Proved and Probable HM reserves determined by Tronox professionals, whose mineral sands-specific experience and technical expertise qualify them as “competent persons” under their respective professional organizations. Under both the SAMREC and JORC codes, proved reserves may only be derived from mineralized material classified as measured resources, the mineral resource category with the highest level of confidence, and probable reserves are allowed to be derived from either measured or indicated resources. No comparable prescriptive procedure exists in SEC Industry Guide 7, which prohibits disclosures of non-reserve mineralized material, except when the reporting entity is listed on foreign exchanges that recognize the mineral resource mineral reserve classification scheme.

In spite of the international efforts to standardize mineral resource reporting, subjective judgments cannot be completely eliminated by modifications of the reporting guidelines. Following the acquisition of the mineral sands business of Exxaro in 2012, we established an internal Resource Technology and Development Group (“RTD Group”). Our RTD Group is composed of technical specialists with diverse technical skills from Australia and South Africa to evaluate our HM resource evaluation and development. Our RTD Group directs the sustainable development of our mineral reserves relative to our TiO2 manufacturing requirements and financial goals. Our RTD Group assures that the preparation and reporting of our HM reserve estimates are consistent and accurate across the Tronox organization. Our reserve declarations are reviewed at multiple levels both in-house and externally, and our public disclosures are ultimately the products of successive, multi-faceted generations of technical audits.

The estimated reserves reported by Tronox are in situ, or in-place, bodies of economically and legally extractable mineralized material as of December 31, 2014. Block modeling software and techniques differ by mining operation, but the basic approach includes validation of digitized drilling data, statistical interpolations of spatial data to create “wireframe” representations of mineral deposit geometry and dimensions, followed by resource modeling that divides the deposit into a myriad of individual cells and sub-cells for further evaluation. Most of our mineral sands operations utilize multiple software programs for resource and mine modeling that have been adapted to the particular geologic, mineralization and mining characteristics of their ore deposits. A defined set of realistically assumed “modifying factors” are required under both SAMREC and JORC for the conversion of mineral resources to ore reserves, including mining dilution, mining and metallurgical recovery, economic, marketing, legal, environmental, infrastructure, social, and governmental factors. These modifying factors are equally applicable to classifications of ore reserves under SEC Industry Guide 7, which defines an ore reserve as “that part of a mineral deposit which can be economically and legally extracted or produced at the time of the reserve determination.”

Key to our long-term planning is the development and maintenance of a Life-of-Mine Plan (“LOMP”), whereby the reported reserves are included in a base case scenario for their exploitation. A LOMP is maintained for each of our three active mining operations, and is routinely reviewed by professionals from a range of disciplines to ensure their validity. The LOMP are linked to our internal mining-ilmenite beneficiation-TiO2 pigment manufacturing and marketing value chain. The LOMP are used for long-term, strategic planning and are influenced by logical mine design and economic parameters. The LOMP for each unit takes into account the reserve base with respect to mining and processing rates and projected TiO2 production, and involve forward-looking assumptions of operating costs, product sales volumes and prices, foreign exchange rates, and other inputs that are regularly re-evaluated for optimization of our mineral assets. Therefore, the LOMP include both our disclosed ore reserves as well as some portion of high-quality mineralization that has not been converted to reserves. Our operating cost and revenue assumptions are underpinned by our experience in the heavy mineral sands industry and our understanding of the business environment expected to prevail at the time of extraction of the reserves. The LOMP may therefore include some non-reserve mineralized material that will be investigated well in advance of their exploitation, as well as cost and revenue assumptions that vary slightly from the market conditions at the time of our reserve estimates. The reserve estimates disclosed in the table below are therefore different than the volumes and grades of mineralized material in each LOMP, and are believed to be in compliance with SEC Industry Guide 7 requirements to the maximum possible extent.

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

Heavy Mineral Reserves

At December 31, 2014, our total HM reserves were approximately 1.26 billion metric tons (“MT”) of ore at a group-wide, weight-averaged grade of 6.7% total heavy mineral (“THM”), or a total in-place reserve of 69.4 million MT contained THM. Our group-wide estimated in-place valuable heavy minerals amount to 31.5 million MT of ilmenite, 5.4 million MT of rutile and leucoxene, and 6.7 million MT of zircon. Recoveries of valuable heavy minerals vary widely, and our reserve estimates account for VHM losses during mining and processing.

Other than titanium minerals and zircon, other minerals of potential value are often present to variable degrees in our HM reserves. No speculative values from these by-product minerals have been factored into our reserve estimates.

The following table summarizes our heavy mineral ore reserves and their contained in situ THM and heavy mineral assemblages as of December 31, 2014. Downward or upward movements in our total heavy mineral estimates from December 31, 2013 to December 31, 2014 are indicated.

	RESERVE CATEGORY	ORE RESERVES (million MT)	GRADE (THM %)	IN-PLACE THM (000s MT)	VHM ASSEMBLAGE (% of THM)				CHANGE 2014-2013 (000s MT THM)
MINE / DEPOSIT					ILMEN -ITE	RUT -ILE	LEUCO -XENE	ZIR- CON
NAMAKWA SANDS (ACTIVE 2-PIT OPEN CUT DRY MINE) - WESTERN CAPE RSA	Proven	371	7.6	28,348	39.9	2.5	5.8	9.6	(1,972)
	Probable	297	6.3	18,825	39.9	2.6	5.8	10.0	(451)
NAMAKWA SANDS TOTAL RESERVES		668	7.1	47,173	39.9	2.6	5.8	9.7	(2,423)
KZN SANDS FAIRBREEZE (HYDRAULIC OPEN CUT MINE IN CONSTRUCTION) - KWAZULU-NATAL RSA	Proven	139	7.1	9,906	62.1	3.5	1.7	8.4	0
	Probable	45	4.6	2,084	53.2	3.2	1.8	7.3	0
KZN SANDS TOTAL RESERVES		184	6.5	11,990	60.5	3.4	1.7	8.2	0
TOTAL SOUTH AFRICA PROVEN RESERVES		510	7.5	38,254	44.8	5.8	3.2	9.3	(1,972)
TOTAL SOUTH AFRICA PROBABLE RESERVES		342	6.1	20,909	40.2	5.4	3.4	9.7	(451)
TOTAL RESERVES SOUTH AFRICA (100%)		852	6.9	59,163	43.2	5.6	3.3	9.4	(2,423)
TOTAL RESERVES SOUTH AFRICA (TRONOX 74%)		631	6.9	43,781	43.2	5.6	3.3	9.4	(1,793)
COOLJARLOO (ACTIVE DREDGE/ DRY MINE) - WESTERN AUSTRALIA	Proven	238	2.0	4,693	60.9	5.1	2.5	9.7	961
	Probable	—	—	—	—	—	—	—	(554)
COOLJARLOO TOTAL RESERVES		238	2.0	4,693	60.9	5.1	2.5	9.7	407
COOLJARLOO WEST (PLANNED DREDGE MINE) - WESTERN AUSTRALIA	Proven	—	—	—	—	—	—	—	—
	Probable	105	2.0	2,107	60.5	5.4	2.9	12.2	2,107
COOLJARLOO WEST TOTAL RESERVES		105	2.0	2,107	60.5	5.4	2.9	12.2	2,107
DONGARA (FUTURE OPEN CUT DRY MINE) - WESTERN AUSTRALIA	Proven	65	5.1	3,325	49.2	6.2	2.7	11.1	0
	Probable	—	—	—	—	—	—	—	—
DONGARA TOTAL RESERVES		65	5.1	3,325	49.2	6.2	2.7	11.1	0
TOTAL W. AUSTRALIA PROVEN RESERVES		303	2.7	8,018	56.0	5.6	2.6	10.3	961
TOTAL W. AUSTRALIA PROBABLE RESERVES		105	2.0	2,107	60.5	5.4	2.9	12.2	1,553
TOTAL RESERVES WESTERN AUSTRALIA (100%)		408	2.5	10,125	57.0	5.5	2.7	10.7	2,514
GLOBAL HM ORE RESERVES (100%)		1,260	6.7	69,288					91
GLOBAL HM ORE RESERVES (TRONOX EQUITY)		1,039	6.7	53,906					721

Notations for the above HM reserves table:

MT — All measures of mass are expressed in MT, including Ore Reserves based on the in-place content of THM.

ORE RESERVES — The portions of our inventories of mineralized material that can be economically and legally mined and processed at the time of the reserves determination. Reserves are supported by iterative technical and economic evaluations that allow for mining and processing recoveries and estimated costs, marketing costs and assumptions, environmental, regulatory, social and other relevant factors. Ore reserves are classified as either Probable Reserves or Proven Reserves according to an increasing level of confidence. Our reserve estimates may include small amounts of low-grade material that would not be economic on their own merits, but have spatial relationships with more profitable ore that justifies their mining and processing.

THM Grade — The average per cent by weight of THM in ore. HM are by definition minerals of densities >2.95 g/cm3. THM include both VHM of ilmenite, rutile, leucoxene and zircon, and other heavy minerals of no or uncertain commercial value. Our reserve estimates account only for the value of the titanium minerals and zircon, without revenue assumptions for other HM byproducts that may be sold. We do not apply strict cut-off grades for our estimated reserves, boundaries of which are determined from detailed, three-dimensional block models that merge the spatial domains of the mineral deposit with realistic economic assumptions. Nominal cut-off grades for each ore deposit (reported here to conform to SEC Industry Guide 7) are: Namakwa Sands - 0.2% zircon; Fairbreeze - 1.5% ilmenite; Cooljarloo/Cooljarloo West - 1.3% THM; Dongara - 2% THM.

THM Reserves — The in situ THM estimated to be contained in the calculated reserve category. Estimated production of VHM from the THM reserves is based on the heavy mineral assemblage of each block in the mine model and our experience with recoveries of similar material. Mining recoveries are typically high, approaching 100%. Metallurgical recoveries vary according to the physical characteristics of the individual minerals that affect the ability of separation and concentration equipment to capture them. Cumulative recovery factors from mining and primary concentration through mineral separation in our operations are in the general range 60% to 95%. Mineral separation plant tailings known to contain significant percentages of unrecovered valuable HM are stockpiled for possible future recovery of VHM, but their potential value is excluded from the revenue assumptions used for reserve estimates.

CHANGE 2014 from 2013 reflects the increase (positive number) or decrease (negative number) from December 31, 2013 to December 31, 2014 of the estimated in-place total heavy mineral reserves. Year-on-year changes result from depletion, determination of reserve additions, and adjustments to the assumptions used in the short-term LOMP model. With the exception of Cooljarloo West, for which we disclose reserves for the first time, none of the total THM reserves for any mine or project at December 31, 2014 differ by more than 5% from our reserve estimates of December 31, 2013. A decrease of less than 5% in THM reserves at Namakwa Sands is due mostly to mining depletion. Other minor increases or decreases are due to mine depletion and adjustments to mine models.

TRONOX DIRECT EQUITY interest in Namakwa Sands and KZN Sands is through its 74% interest in Tronox Mineral Sands (Pty) Ltd. The remaining 26% interest in Tronox Mineral Sands (Pty) Ltd is owned by Exxaro Sands (Pty) Ltd or its affiliates.

The following table compares the heavy mineral reserves reported for the years ending December 31, 2014, 2013 and 2012:

	Reserve Life-Of-Mine	December 31,
		2014	2013	2012
		(In thousands of MT)
Namakwa Sands	>20 years	47,173	49,596	37,804
KZN Sands	>12 years	11,990	11,990	10,258
Total South Africa		59,163	61,586	48,062
Cooljarloo	14 years	6,800	4,286	4,854
Dongara		3,325	3,325	3,324
Jurien		—	—	1,240
Total Western Australia	>20 years	10,125	7,611	9,418
Total Tronox (100%)		69,288	69,197	57,480

Reserve Life-of-Mine in the table above refers to the number of years in the current LOMP that are supported by our proved and probable total heavy mineral reserves. The actual mined material in the LOMP’s include non-reserve mineralized material not currently determined to be reserves under the guidelines of SEC Industry Guide 7, and are therefore of longer duration than the years shown above.

Our three mining operations maintain active HM exploration programs that emphasize improvements to the existing LOMP through additions to our reserve bases. Mineralized material classified under SAMREC and JORC rules according to increasing levels of confidence as inferred, indicated or measured resources at each of our three operations. Mineralized material within the reach of our existing mine infrastructure is of higher-priority for exploration, but without any assurance of future exploitation.

Our 2014 production of commercial heavy minerals, upgraded TiO2 feedstock, zircon and other by-products were as follows:

Tronox Operation	Ilmenite (1)	Rutile & Leucoxene	Zircon	Synthetic Rutile	Chloride Slag	Pig Iron	Other (2)
	(In thousands of MT)
Namakwa Sands	625	26	114	—	161	120	49
KZN Sands	—	—	—	—	108	117	—
Western Australia	438	65	64	217	—	—	25
TOTAL 2014	1,063	91	178	217	269	237	74

(1)	Ilmenite includes ilmenite integrated with titanium slag in South Africa or synthetic rutile in Western Australia.
(2)	“Other” includes staurolite, activated carbon and slag fines.

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

Namakwa Sands, Western Cape, South Africa

Namakwa Sands is an integrated mine-mineral separation-smelting-export production chain on the Atlantic Coast of Western Cape, South Africa. Our Namakwa Sands operations are divided administratively into Northern Operations and Southern Operations.

Northern Operations

1)	Mine, primary and secondary concentration at Brand-se-Baai located 385 km north of Cape Town. HM ore is mined from two open cut mines by excavators in two open cut dry mines, the West and East pits, each with a dedicated PCP (wet gravity). Heavy mineral concentrate (“HMC”) slurry from each PCP is pumped to a shared secondary concentration plant, where separate magnetic and non-magnetic concentrates are produced from wet high intensity magnetic separation. Both magnetic and non-magnetic HMC are transported 52 km by truck to the mineral separation plant.
2)	Koekenaap Mineral Separation Plant. Commercial concentrates of zircon and rutile and ilmenite feed for titanium slag are separated from the HMC. All products are transported by rail about 300 km to Saldanha.

Southern Operations

3)	Saldanha smelter located 105 km north of Cape Town, where ilmenite is fed to two open-arc DC furnaces with a minimum annual production capacity of 190,000 MT/year titanium slag and 100,000 MT/yr pig iron.

4)	Saldanha export facilities which includes storage facilities and superb deepwater port infrastructure for export of 400,000 to 450,000 MT per year of final products of slag, pig iron, and two grades each of zircon and rutile.

The Namakwa integrated mineral processing project was commissioned in 1993 by Anglo American plc. Phase I of the project reached full operation in 1995 with the start-up of a 25 megawatt DC arc furnace. A second 35 megawatt DC furnace was commissioned in 1999. Namakwa Sands was acquired by Exxaro Resources Ltd in 2008, and the mineral sands division of Exxaro was combined with Tronox in 2012. Total ore from 21 years of past mining of the Namakwa ore body plus our current reserves exceeds over one billion MT.

Opencast mining of mineral sands at Brand se Baai
Bitterfontein
Komkans
Nuwerus
BRAND SE BAAI
Processing plant at Koekenaap
Koekenaap
Vanrhynsdorp
Vredendal
Strandfontein
LAMBERT'S BAY
Clanwilliam
Citrusdal
Vredenburg
Piketberg
Saldanha
SALDANHA BAY
Langebaan
Moorreesburg
Smelting plant at Saldanha
CAPE TOWN
10 0 10 20 40 60 80km

Ore mining at Namakwa involves stripping of a thin surficial layer of reddish-colored, quartz-rich aeolian sand known as the Red Aeolian Sand (“RAS”), followed by a much thicker mineralized unit of orange-colored, feldspar-rich paleodune sands, the Orange Feldspathic Sand (“OFS”). Underlying the OFS at the base of the mineralized complex is a volumetrically small but high-grade paleo-strandline unit with locally 40% THM or higher. The mineralized RAS forms a sheet-like layer of aeolian sand over an approximate area of 17,000 hectares, interpreted as a backshore dune field derived from multiple strand line deposits.

Approximately 90% of the 668 million MT estimated ore and 92% of the 47.3 million THM in our Namakwa reserve statement are hosted by the orange feldspathic sand. Most of the remaining 10% is hosted by the RAS, with less than 2% in the strandline deposit. The OFS is interpreted as the remnant of a long-lived, reworked aeolian dune sand complex. The OFS exhibits considerable internal variability, including lenses and one continuous layers of hard, calcite- or silica-cemented sand, or “duricrust,” immediately below the RAS unit. Such hard layers are common in arid environments due to precipitation of cryptocrystalline silica or calcite from alkali-saturated groundwater. The duricrust is detrimental to efficient mining and processing, and — where strongly-developed — effectively sterilizes material that would otherwise be considered ore. Such zones are excluded from our ore reserve estimates.

The basal strandline HM deposits define a J-shaped embayment in the ancient coastline that is now occupied by the very slight embayment of Brand-se-Baai. Similar J-shaped bays act as depositional traps for heavy mineral accumulations and are genetically-associated with some major HM deposits such as Eneabba, Western Australia. Recent Emergent Terraces, which are heavy mineral concentrations within 500 meters of the modern high-tide mark in the Namakwa area, are excluded from our mining permit.

The Namakwa HM assemblage is diverse and variable, particularly in the OFS, the host for the majority of our HM reserves. The deposit-wide VHM: THM ratio averages about 51:49. Ore determination is guided by higher VHM grades, particularly zircon. Total HM grades tend to be higher toward the base of the OFS, but the mineralized section matures upward with a higher VHM to THM ratio. The approximate 51% VHM consist of zircon, rutile and ilmenite, while the remaining heavy minerals are a diverse assemblage dominated by garnet and pyroxene that also contains variable kyanite, monazite, magnetite, and other heavy minerals of limited or speculative commercial value. Namakwa ilmenite exhibits a range of Ti:Fe ratios that reflect the original variability in titanium-iron oxide HM derived from the basement source rocks.

The division of the Namakwa deposit into the “West” and “East” open cut mine pits is entirely arbitrary, defined by the mine’s north-trending access road. Geologic, resource, and economic modeling are performed separately for the two mining operations with respect to their ore and mineralogical character. Because mining and mineralogical characteristics are sensitive to lithologies and duricrust layers, Geological modeling on 50m x 50m x 1m blocks reflects the significance of the vertical variability in ore character in terms of mining and processing. Individual blocks may be further subdivided according to ore types, detailed geostatistical analyses, and specific exploitation strategies applied by a very experienced mine staff. Economic modeling is strongly influenced by zircon values, for which rigorous geostatistical analyses are applied.

Historic mining in the East pit has exploited only RAS ore, but a detailed evaluation of the East mine mineralization culminated in 2013 with the addition of approximately 250 million MT of OFS ore to our Namakwa reserves. A new PCP will be constructed for treatment of OFS ore from the East pit starting 2018, and an additional East PCP upgrade scheduled for 2023 will increase East pit ore extraction to about ten million MT per year. Average ore production from the West mine pit averages 13.8 Mt through 2044 in the LOMP. Most of the declared Namakwa ore reserves are in the West pit LOMP. US-based investors are cautioned, however, that the Life-of-Mine Plan for Namakwa includes non-reserve mineralized material that currently has no assurance of economic extraction.

The combined RAS, OFS and strandline HM mineralization are differing styles within a single, very large HM deposit, the overall dimensions of which extends approximately 15 kilometers in a northeasterly direction, with a maximum width of four kilometers and a total thickness that varies up to 40 meters. A portion of the apparent size of the mineralized mass of the Namakwa deposit is currently classified by Namakwa Sands resource specialists as measured, indicated or inferred resources under SAMREC reporting guidelines, and a portion of those non-reserve estimates is included in our total 12.31.2014 proven reserves plus probable reserves estimate of 667.9 million MT at average grade 7.06% THM. However a significant amount of non-reserve mineralized material is included in our current LOMP, the base case of which extends to the year 2054, and US investors are cautioned that economic mineability of any non-reserve material is not assured.

KZN Sands, KwaZulu-Natal Province, South Africa

KZN Sands is an integrated mine-mineral separation-smelting-export operation in the province of KwaZulu-Natal on South Africa’s east coast, including the following key components:

1)	Fairbreeze heavy mineral mine, a new mine now in construction approximately 45 kilometers south-southwest of Richards Bay: and
2)	Central Processing Complex at Empangeni, consisting of a mineral separation plant for production of commercial rutile and zircon concentrates and ilmenite feed to two electric-arc furnaces for the production of titanium slag and pig iron.

The integrated mining-processing operation now known as KZN Sands was conceived by Exxaro Mineral Sands’ predecessor, Iscor Heavy Minerals (“IHM”), who initiated a detailed feasibility study in 1995. The mining division of Iscor was reorganized as Kumba Resources, a major equity owner of Australian mining firm Ticor (then 50% owner of the Tiwest Joint Venture in Western Australia), who acquired 40% of IHM and management control of the project in 2001 as Ticor South Africa. TSA commissioned the now-depleted Hillendale mine and integrated Empangeni Central Processing Complex in 2002-2003. The unbundling of Kumba in 2006 placed KZN Sands under empowerment mining company Exxaro Resources Ltd, and the acquisition of Exxaro’s mineral sands business by Tronox in 2012 placed a 74% controlling interest of KZN Sands under Tronox.

KZN Sands will utilize hydraulic mining at Fairbreeze to disaggregate the ore with high-pressure water jets and wash the slurry into a collection sump for screening of oversize. The remaining ore slurry will be pumped to a nearby PCP (“wet”) for gravity concentration and de-watering of the heavy mineral concentrate. At Fairbreeze, about 25 kilometers southwest of the now-depleted Hillendale mine, water recycling and other best practices will be employed to minimize environmental impacts. We believe all critical licenses and permits for Fairbreeze have been obtained, including a key water use license approved in 2013 and upheld in 2014 by the South African

Department of Water Affairs. Exploitation of 100% of our estimated 184.3 million MT ore reserves at an average grade of 6.51% THM is subject to future extensions and renewals of existing permits and licenses and approvals for other routine legal authorizations over the LOM, for which we have realistic expectations.

Fairbreeze HMC will be hauled approximately 45 km by truck to the Empangeni central processing complex, where about 30,000 MTs rutile and 60,000 MT of zircon per year will be separated from ilmenite using magnetic and electrostatic separation equipment custom-designed for the KZN heavy mineral assemblage. Zircon is fed to a hot acid leach circuit to remove iron coatings and further refined through wet separation techniques. Common to all ilmenite on the eastern South African coast, the Fairbreeze ilmenite concentrate contains discrete grains of chromite, which are deleterious to TiO2 pigment manufacturing. At Empangeni, chromite is removed from the ilmenite via roasting and magnetic separation prior to being fed to two 36MW DC electric-arc furnaces, commissioned in 2003 and 2005, with a combined annual production capacity of up to 220,000 MT titanium slag suitable for chloride-route TiO2 pigment manufacture, 121,000 MT low-manganese pig iron, and minor amounts of slag fines (produced from crushing of the cooled slag) marketable to sulfate-route TiO2 pigment manufacturers. All products are transported 22 km to Richards Bay for export.

The Fairbreeze HM sand deposits are hosted by a NNE-trending compound strandline/paleodune complex approximately two kilometers inland from the modern coastline and are part of a coastal dune field parallel to the southeastern coast of Africa from northeastern Mozambique to south of Durban. The Fairbreeze paleodune complex is an elongate body extending south-southwestward from the town of Mtunzini for about 12 kilometers, reaching a maximum width of about two kilometers and a maximum elevation of 109 meters. The Fairbreeze heavy mineral deposit near the top of the paleodune complex may once have been continuous over most of the dune field’s 12 km length, but dissection of the dune topography by modern drainages perpendicular to the dune trend intermittently truncated the deposit into five discrete bodies, termed Fairbreeze A, B, C, C-Extension and D.

The deposit is hosted by fine-grained sand and silt of the Pliocene-Pleistocene Berea Red Sands, which acquired a distinctive red coloration from oxidation and degradation of iron-bearing minerals. The geologic evolution of the coastal plain of KwaZulu-Natal can be traced to the Early Cretaceous development of the Mozambique Coastal Plain in response to the break-up of the Gondwana Supercontinent. Episodic sedimentation, eustatic sea levels and reworking of coastal beach and dune sands throughout the late Mesozoic and Cenozoic culminated in the formation of the Berea Red Sands, which host heavy mineral deposits elsewhere on the southeastern coastline of Africa.

During the transition to our Fairbreeze mine, the Empangeni smelter continued to produce titanium slag during 2014 from our internally-sourced ilmenite stockpiled at Namakwa Sands and Empangeni.

Northern Operations, Tronox Western Australia

The integrated supply chain consisting of the Cooljarloo mine, Chandala mineral separation plant and synthetic rutile metallurgical complex, and the Kwinana TiO2 pigment plant were commissioned in 1989.

Our Western Australia mining and mineral tenure, described earlier in this filing, are summarized here in hectares:

Deposit or Operation	Hectares under Mining Lease(s)	Hectares under Exploration Leases	Total Tenement Coverage
Cooljarloo-Cooljarloo West	9,745	38,598	48,343
Dongara	17,889	0	17,889
Jurien	2,056	0	2,056
Tronox W.A. Total	29,690	38,598	68,288

Our Cooljarloo mine, approximately 17 km north of the village of Cataby and approximately 170 km north of Perth, has been in continuous production since its start in 1989, producing over 15 million MT of heavy mineral concentrates over its approximate 25-year life. The Cooljarloo HMC is of exceptional quality, containing on average over 75% VHM. The highly-weathered ilmenite at Cooljarloo has been naturally upgraded to a porous, high-TiO2% ilmenite of exceptional performance characteristics in the Becher-process synthetic rutile kiln at Chandala. Multiple grades of leucoxene, zircon, and natural rutile from Chandala are transported to Bunbury or other Western Australia ports for export.

A series of partially overlapping or stacked marine strandlines are the predominant host for economic HM deposits at Cooljarloo that we excavate from two mines:

•	Cooljarloo Dredge mine, where two dredges with a combined digging capacity of approximately 3,000 MT per hour pump ore slurry to a common floating primary concentrator, or “wet plant” at a matching capacity of 3,000 tph ore feed; and
•	Cooljarloo North mine, a dry mine where a higher-grade ore with thin or no overburden is excavated by a contractor via “dozer trap” mining methods.

Most of the ore bodies at Cooljarloo are at or below the water table and thus permissible for dredge mining. Dredge mining is typically much less expensive on a unit basis than conventional “dry” mining but with less flexibility in terms of selective mining. Two cutter-suction dredges of capacities 2400 tph and 600 tph work in tandem in a common dredge mine pond, feeding a common floating gravity concentrator, or “wet plant,” of synchronized 3000 tph capacity. Overburden at the dredge mine is contract-mined by excavator-and-truck at a overburden-to-mass ratio of 0.3 in our mine plan.

The Cooljarloo dredge mine was commissioned in 1989 with an estimated mine-life of approximately 25 years, and has been in continuous operation since. Since its start, the moving dredge mine pond has traversed approximately 13 kilometers in a reverse J-shaped path. For the past seven years has mined the “gr6” ore body, a single, continuous mineralized sand body elongate about six kilometers in a north-south direction, with a width up to three km and a thickness of 20-25 meters. The ore is easily dredgeable; however it is low-grade. It is interpreted as a composite of at least two separate, reworked marine strandlines at a present elevation of about 70 meters above modern sea level. The deposit narrows to a series of higher-grade strands surrounded by a lower-grade “halo” before its depletion in 2016-2017, at which time the dredge mine progresses northward into multiple new ore bodies of variable geometries and grades. Results from drilling during 2013-2014 and adjustments to the revised LOMP model add approximately 400,000 MT THM to the Cooljarloo reserves, net of 2014 mining depletion.

Improved operating efficiencies have allowed the Cooljarloo mining operations to exploit very low grade dredge-mineable ore, and our current Cooljarloo reserves support a future mine-life of at least 10 years. Mineralization at the adjacent Cooljarloo West project is very similar to that of Cooljarloo, and has been determined to be dredgeable by a detailed evaluation during 2009-2014 that includes over 90,000 meters of new drilling, metallurgical testing and resource-economic modeling. A maiden probable ore reserve of just over 100 million MT containing 2 million MT THM is disclosed in this filing, based on three separate deposits informally named Woolka Road, Kestrel and Harrier. Cooljarloo West can be sequenced into the long-term LOMP after depletion of dredgeable ore at Cooljarloo, for a combined reserve-supported LOM of 14 years. Our future heavy mineral reserve disclosures may combine Cooljarloo West and Cooljarloo.

Cooljarloo is among the largest mines of any kind in Australia. Both mines have independent primary concentrators (“wet plants”), producing a combined average of 600-650 thousand MT per year of HMC. HMC is transported by “road trains” 110 km to the Chandala processing plant near Muchea, 60 km north of Perth, where it is separated into valuable concentrates of rutile, leucoxene and zircon for export and ilmenite feed to our synthetic rutile kiln. Most or all of the Chandala synthetic rutile production capacity of approximately 220,000 MT is consumed by our Kwinana TiO2 pigment plant, 30 km south of Perth. Our 2014 production of commercial heavy minerals totaled 592 thousand MT, of which ilmenite was 74%; rutile and leucoxene - 11%; zircon - 11%; and s - 4%. Synthetic rutile production in 2014 was 217 thousand MT.

Hades
Zeus
Dionysis
Heracles
Hebe
Dongara Project
Cooljarloo Mine
Chandala
Kwinana Pigment Plant
Bunbury Port
Cooljarloo Mine
Kestrel
Harrier
Woolka Rd
100
Kilometers

The table above provides a location map of Tronox Western Australia ore reserves, mining and processing assets, including the Cooljarloo mine, Chandala processing plant and Kwinana TiO2 pigment plant. Future mines with heavy mineral reserves include dry mining of the Dongara ore body and dredge mining at Cooljarloo West, an extension of our current Cooljarloo mining operations.

A strategic goal for our Western Australia operations, underpinned by our LOMP, is to sustain HMC production and ilmenite feed to the Chandala synthetic rutile plant through the next decade. Our LOMP is basically a road map to guide our resource utilization decision process. Our extensive geologic and analytical database is uploaded to commercial mining software programs (Maptek Vulcan, Easimine) for geostatistical validation and building of a detailed 3D block model of the deposit. The block model is evaluated by an in-house pit optimization process that applies variable sales price assumptions to a range of revenues-to-mining and processing cost ratios. The resulting “what if” options are reviewed in detail by an in-house interdisciplinary team led by our business analyst and mine planning engineer to select a preferred option for exploitation, based on resource management criteria, net present value and earnings before interest and taxes measures. Minor adjustments are made routinely to our Western Australia LOMP, and more thorough, comprehensive re-evaluations are performed at least every few years by a multidisciplinary technical team. Our last comprehensive LOMP review, completed in late 2013, and serves as our current “road map” for future resource development.

Ongoing exploration and detailed evaluation continues at our Dongara project, approximately 20 kilometers southeast of the eponymous coastal town and about 50 km north of the world-class Eneabba HM sands district. Dongara consists of at six or more physically separate HM deposits associated with up to five north-trending marine strandlines of inferred Quaternary age, at elevations between 10 and 50 meters above modern sea level. The Dongara strands tend to be narrow and high-grade with halos of lower-grade material, and overlain by variable thicknesses of overburden. Our proven reserves of 65 million MT at 5.1% THM are determined from the results of a feasibility study completed in 2013 for sequenced exploitation from five open cut mines. HMC from Dongara would be truck-hauled 230 kilometers to the Chandala processing plant. Continued evaluation of Dongara will include a conceptual dry-dredge mining combination. The currently-stated reserves are based solely on the dry mining studies.

The Cooljarloo district lies within a corridor several kilometers wide of sub-parallel mineralized marine strandlines, extending from the village of Cataby nearly continuously 40 kilometers north-northwest. Cooljarloo is currently the only active heavy mineral mine of significance in the northern Swan Coastal Plain, where 15-20% of the global titanium feedstock historically has been produced from large mining complexes at Eneabba (Iluka and predecessors, 1974-present) and Cooljarloo (Tronox and predecessors, 1989-present) and smaller mines at Jurien (WMC, 1972-1974, now owned by Tronox) and Gingin (Iluka, 2005-2009). Significant deposits of HM in the region are hosted by paleo-strandlines and paleo-dune fields at elevations ranging from 20 to 170 meters above the modern sea level. The northern Swan Coastal Plain deposits are commonly associated with the Gingin Scarp, a wave-cut escarpment at the eastern margin of the Swan Coastal Plain, which exerted a major control on their formation, along with river and stream discharge locales and — especially at Eneabba — J-shaped coastline embayments.

Item 3. Legal Proceedings

Refer to Note 19 of Notes to Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market for our Class A ordinary shares

Our Class A Shares began trading on the New York Stock Exchange on June 18, 2012 under the symbol “TROX.” There is no public trading market for our Class B Shares, which are held by Exxaro.

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of our Class A Shares, and the dividends declared during 2014 and 2013.

	Sales Price		Dividends per Share
	High	Low
2014
Fourth quarter	$26.06	$19.74	$0.25
Third quarter	$31.05	$24.28	$0.25
Second quarter	$27.95	$22.27	$0.25
First quarter	$25.25	$21.45	$0.25
2013
Fourth quarter	$24.99	$20.75	$0.25
Third quarter	$26.99	$19.00	$0.25
Second quarter	$23.97	$18.52	$0.25
First quarter	$21.90	$18.15	$0.25

Holders of Record

As of January 31, 2015, there were approximately 480 holders of record of Class A Shares. This does not include the shareholders that held shares of our Class A Shares in a nominee or “street-name” accounts through banks or broker-dealers.

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

Item 6. Selected Financial Data

The following table sets forth selected historical financial data for the periods indicated. In connection with its emergence from bankruptcy, Tronox Incorporated applied fresh-start accounting under Accounting Standards Codification 852, Reorganizations as of January 31, 2011. Accordingly, the financial information of Tronox

Incorporated set forth in this Form 10-K, unless otherwise expressly set forth or as the context otherwise indicates, reflects the consolidated results of operations and financial condition on a fresh-start basis for the period beginning February 1, 2011 (“Successor”), and on a historical basis for the period through January 31, 2011 (“Predecessor”).

The statement of operations data and supplemental information for the years ended December 31, 2014 and 2013 reflect the consolidated operating results of Tronox Limited. The statement of operations data and supplemental information for the year ended December 31, 2012 reflect the consolidated operating results of Tronox Incorporated prior to June 15, 2012, and, from June 15, 2012 through December 31, 2012, reflect the consolidated operating results of Tronox Limited. The statement of operations data and the supplemental information for the eleven months ended December 31, 2011, one month ended January 31, 2011, and year ended December 31, 2010 reflect the consolidated operating results of Tronox Incorporated. The balance sheet data at December 31, 2014, 2013, and 2012 relate to Tronox Limited, and at December 31, 2011, January 31, 2011, and December 31, 2010 relate to Tronox Incorporated. This information should be read in conjunction with our Consolidated Financial Statements (including the notes thereto) and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Successor				Predecessor
	Year Ended December 31,			Eleven Months Ended December 31, 2011	One Month Ended January 31, 2011	Year Ended December 31, 2010
	2014	2013	2012
	(Millions of U.S. Dollars, except share and per share data)
Statement of Operations Data:
Net sales	$1,737	$1,922	$1,832	$1,543	$108	$1,218
Gross profit	207	190	264	439	25	222
Selling, general and administrative expenses	(192)	(187)	(239)	(152)	(5)	(59)
Restructuring expense	(15)	—	—	—	—	—
Litigation/arbitration settlement	—	—	—	10	—	—
Provision for environmental remediation and restoration, net of reimbursements (1)	—	—	—	5	—	47
Income from operations	—	3	25	302	20	210
Interest and debt expense, net	(133)	(130)	(65)	(30)	(3)	(50)
Net gain (loss) on liquidation of non-operating subsidiaries	(35)	24	—	—	—	—
Loss on extinguishment of debt	(8)	(4)	—	—	—	—
Gain on bargain purchase	—	—	1,055	—	—	—
Reorganization income (expense)	—	—	—	—	613	(145)
Other income (expense), net	27	46	(7)	(10)	2	(8)
Income (loss) from continuing operations before income taxes	(149)	(61)	1,008	262	632	7
Income tax benefit (provision)	(268)	(29)	125	(20)	(1)	(2)
Income (loss) from continuing operations	(417)	(90)	1,133	242	631	5
Income (loss) from discontinued operations, net of income tax benefit (provision)	—	—	—	—	—	1
Net income (loss)	$(417)	$(90)	$1,133	$242	$631	$6
Income (loss) attributable to noncontrolling interest	10	36	(1)
Net income (loss) attributable to Tronox Limited	$(427)	$(126)	$1,134
Income (loss) per share from continuing operations (2):
Basic	$(3.74)	$(1.11)	$11.37	$3.22	$15.28	$0.11
Diluted	$(3.74)	$(1.11)	$11.10	$3.10	$15.25	$0.11

	Successor				Predecessor
	Year Ended December 31,			Eleven Months Ended December 31, 2011	One Month Ended January 31, 2011	Year Ended December 31, 2010
	2014	2013	2012
	(Millions of U.S. Dollars, except share and per share data)
Balance Sheet Data:
Working capital (3)	$2,015	$2,290	$1,706	$488	$458	$483
Total assets	$5,065	$5,699	$5,511	$1,657	$1,091	$1,098
Long-term debt	$2,393	$2,413	$1,615	$421	$421	$421
Total equity	$1,788	$2,437	$2,882	$752	$(654)	$(630)
Supplemental Information:
Depreciation, depletion and amortization expense	$295	$333	$211	$79	$4	$50
Capital expenditures	$187	$165	$166	$133	$6	$45
Dividends per share	$1.00	$1.00	$0.50	$—	$—	$—

(1)	In 2010, Tronox Incorporated recorded receivables from its insurance carrier related to environmental clean-up obligations at the Henderson facility, for which such obligations had been recorded in 2008 and prior years.
(2)	On June 26, 2012, the Board of Directors of Tronox Limited approved a 5-to-1 share split for holders of our Class A Shares and Class B Shares. All references to number of shares and per share data in the Successor’s consolidated financial statements have been adjusted to reflect the share split, unless otherwise noted. See Note 20.
(3)	Working capital is defined as the excess (deficit) of current assets over current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Tronox Limited’s consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion and other sections in this Annual Report on Form 10-K contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties, and actual results could differ materially from those discussed in the forward-looking statements as a result of numerous factors. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements also can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain financial measures, in particular the presentation of EBITDA and Adjusted EBITDA, which are not presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). We are presenting these non-U.S. GAAP financial measures because we believe they provide us and readers of this Form 10-K with additional insight into our operational performance relative to earlier periods and relative to our competitors. We do not intend for these non-U.S GAAP financial measures to be a substitute for any U.S. GAAP financial information. Readers of these statements should use these non-U.S. GAAP financial measures only in conjunction with the comparable U.S. GAAP financial measures. A reconciliation of Net income (loss) to EBITDA and Adjusted EBITDA is also provided herein.

Executive Overview

We are a global leader in the production and marketing of titanium bearing mineral sands and titanium dioxide (“TiO2”) pigment. We are the third largest global producer and marketer of TiO2 manufactured via chloride technology, as well as the second largest global producer of titanium feedstock and a leader in global zircon production. We have operations in North America, Europe, South Africa, and the Asia-Pacific region. We operate three TiO2 pigment facilities at the following locations: Hamilton, Mississippi; Botlek, The Netherlands; and Kwinana, Western Australia, representing an aggregate capacity of approximately 465,000 metric tons of annual TiO2 production capacity. Additionally, we operate three separate mining operations: KwaZulu-Natal (“KZN”) Sands located in South Africa, Namakwa Sands located in South Africa and Cooljarloo Sands located in Western Australia.

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

Recent Developments

Acquisition of Alkali Chemicals Group — On February 3, 2015, we announced that we signed a definitive agreement with FMC Corporation to acquire its Alkali Chemicals Group for $1.64 billion. The transaction is expected to be significantly accretive to our EBITDA, free cash flow and earnings upon closing. We will fund the acquisition through existing cash and new debt pursuant to signed commitments from multiple banks. The transaction, which has been approved by the board of directors of both companies, is expected to close in the first quarter of 2015, and is subject to customary closing conditions. See Note 29 of Notes to Consolidated Financial Statements.

Litigation Settlement — On May 29, 2014, the U.S. Bankruptcy Court for the Southern District of New York (Manhattan) (the “Bankruptcy Court”) approved a settlement with Anadarko Petroleum Corp. (“Anadarko”) for $5.15 billion. On January 23, 2015, Anadarko paid $5.2 billion, including approximately $65 million of accrued interest, pursuant to the terms of the settlement agreement. We did not receive any portion of the settlement amount. Instead, 88% of the $5.2 billion will go to trusts and other governmental entities for the remediation of polluted sites by Kerr-McGee. The remaining 12% will be distributed to a tort trust to compensate individuals injured as a result of Kerr-McGee’s environmental failures. See Note 3 of Notes to Consolidated Financial Statements.

Valuation allowances — During 2014, we recorded valuation allowances against our deferred tax assets in The Netherlands and Australia for $58 million and $255 million, respectively. See Note 7 of Notes to Consolidated Financial Statements.

Changes to Pension and Other Postretirement Healthcare Benefits — During 2014, our benefits committee, in response to tax and pension legislation changes, approved changes to The Netherlands pension plan which includes moving the plan from a defined benefit plan to a multi-employer plan to be administered by the industrywide Pension Fund for the Graphical Industry, effective January 1, 2015. This action eliminates the future benefit accrual for participants under the current plan effective January 1, 2015, and resulted in a curtailment gain of $3 million which was recognized in “Other income (expense), net” in the Consolidated Statements of Operations. Additionally, during the fourth quarter of 2014, our benefits committee approved changes to the unfunded U.S. postretirement healthcare plan which eliminated the pre-65 retiree medical coverage effective January 1, 2015. Retired participants will receive a one-time subsidy aggregating less than $1 million towards medical cost through a health reimbursement arrangement (“HRA”) that we will be establishing for them. As a result of this action, we recorded a curtailment gain of $6 million, which was included in “Other income (expense), net” in the Consolidated Statements of Operations. See Note 23 of Notes to Consolidated Financial Statements.

Restructuring — On September 23, 2014, we announced a cost reduction initiative which was completed during the fourth quarter of 2014. The initiative involved a reduction in our workforce by approximately 70 employees, as well as the elimination of approximately 65 outside contractor positions. We recognized a $15 million expense from this initiative during 2014. As a result of this initiative, we expect annual cost savings of approximately $25 million in 2015. See Note 4 of Notes to Consolidated Financial Statements.

Collective bargaining agreements — On July 16, 2014, we reached collective bargaining agreements with the National Union of Mineworkers and Solidarity, which covers all bargaining unit union-represented employees working in our mineral sands operations in Namakwa and KZN. The one year agreement was effective July 1, 2014.

Amendments to Term Loan — On April 23, 2014, we entered into a Third Amendment to the Credit and Guaranty Agreement, which provides for the re-pricing of our $1.5 billion senior secured term loan (the “Term Loan”). See Note 16 of Notes to Consolidated Financial Statements.

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

Pigment sales volumes increased 4% during 2014, primarily in North America. Following continued price weakness in the first half of 2015, we expect to see some positive developments in sales pricing in the second half.

We believe the feedstock market continues to be oversupplied. During 2014, the Mineral Sands’ business performance reflected weaker market conditions as sales volumes and selling prices declined. This decline in feedstock selling prices contributes to greater margins in our Pigment business that will be realized when the pigment made from that feedstock is sold, which is typically five to six months later. We expect feedstock market conditions to gradually improve as pigment markets strengthen. As selling prices for high grade chloride feedstock currently produced inadequate returns, beginning in the first half of 2014 and going forward, we began to sell chloride processed titanium slag and natural rutile as feedstock solely to our own Pigment business.

We continue to be uniquely tax-advantaged by favorable tax loss carryforwards, the settlement reached with Anadarko for $5.2 billion, including approximately $65 million of accrued interest, and approved by the Bankruptcy Court, and other favorable tax positions. These tax-advantaged factors are not currently recognized as assets on our Consolidated Balance Sheet; however, we believe they create opportunities for our operations to benefit for years to come.

Planned construction on the Fairbreeze mine continued during 2014. The Fairbreeze mine will serve as a replacement source of feedstock production for our Hillendale mine, which ceased mining operations in December 2013. Depending on construction, the Fairbreeze mine is expected to begin operations at the end of 2015, and be fully operational in 2016. The Fairbreeze mine is estimated to have a life expectancy of approximately 15 years.

Going forward, we will continue to evaluate potential acquisitions, joint ventures and other initiatives in order to expand our business portfolio and enhance shareholder value.

Consolidated Results of Operations

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

	Year Ended December 31,
	2014	2013	Change
	(Millions of U.S. dollars)
Net sales	$1,737	$1,922	$(185)
Cost of goods sold	1,530	1,732	(202)
Gross profit	207	190	17
Selling, general and administrative expenses	(192)	(187)	(5)
Restructuring expense	(15)	—	(15)
Income from operations	—	3	(3)
Interest and debt expense, net	(133)	(130)	(3)
Net gain (loss) on liquidation of non-operating subsidiaries	(35)	24	(59)
Loss on extinguishment of debt	(8)	(4)	(4)
Other income (expense), net	27	46	(19)
Loss before income taxes	(149)	(61)	(88)
Income tax provision	(268)	(29)	(239)
Net loss	$(417)	$(90)	$(327)

Net sales for 2014 decreased 10% compared to 2013 due to the impact of lower selling prices and product mix of $124 million, as well as lower volumes of $64 million, offset by favorable changes in foreign currency translation of $3 million. Selling prices were lower in both our Pigment and Mineral Sands businesses, while lower volumes in our Mineral Sands business (after elimination of inter-segment sales) were partially offset by higher volumes in our Pigment business.

During 2014, cost of goods sold decreased 12% compared to 2013. The decrease principally reflects the impact of lower volumes of $77 million, lower production costs of $69 million and favorable foreign currency translation of $79 million, offset by a net increase in lower of cost or market reserves of $23 million.

Our gross profit during 2014 was 12% of net sales compared to 10% of net sales in 2013. The increase principally reflects the impact of lower production costs and favorable currency translation, offset by lower selling prices.

Selling, general and administrative expenses increased 3% during 2014 compared 2013. The net increase in 2014 was mainly due to increased spending for professional services and employee related costs.

During 2014, we commenced a cost reduction initiative, for which we recorded a $15 million charge related to employee severance costs, as well as outplacement services and other associated costs and expenses. See Note 4 of Notes to Consolidated Financial Statements.

Interest and debt expense in 2014 is primarily comprised of interest expense on the Term Loan of $63 million and $57 million on the $900 million aggregate principal amount of senior notes (the “Senior Notes”) compared to $60 million on the Term Loan and a term facility and $57 million on the Senior Notes. The slight decrease in interest expense on the Term loan from 2013 is due to a lower rate from refinancing in April 2014.

During 2014, we completed the liquidation of a non-operating subsidiary, Tronox Pigments International GmbH, for which we recognized a noncash loss from the realization of cumulative translation adjustments of $35 million. During 2013, we completed the liquidation of two non-operating subsidiaries, Tronox (Luxembourg) Holdings S.a.r.l. and Tronox Luxembourg S.a.r.l., for which we recognized a net noncash gain from the realization of cumulative translation adjustments of $24 million. See Note 5 of Notes to Consolidated Financial Statements.

During 2014, we recognized an $8 million loss on the early extinguishment of debt resulting from the write-off of deferred debt issuance costs and discount on debt associated with an amendment to the Term Loan. During 2013, we recognized a $4 million loss on the early extinguishment of debt related to the allocated portion of the unamortized original issue discount and debt issuance costs associated with a term facility. See Note 16 of Notes to Consolidated Financial Statements.

Other income (expense), net during 2014 primarily consisted of net realized and unrealized foreign currency gains of $5 million, interest income of $13 million and a curtailment gain of $9 million related to our U.S. postretirement healthcare plan and our Netherlands pension plan compared to a net realized and unrealized foreign currency gain of $39 million, interest income of $8 million and other expenses of $1 million during 2013.

The effective tax rate for each of the years ended December 31, 2014, 2013, and 2012 differs from the Australian statutory rate of 30%. Historically, the differences were primarily due to valuation allowances, income in foreign jurisdictions taxed at rates lower than 30%, and withholding tax accruals on interest income. Additionally, the effective tax rate for 2014 is impacted by $58 million and $255 million, respectively, due to increases to full valuation allowances in The Netherlands and Australia. The Anadarko Litigation settlement of $5.2 billion, including approximately $65 million of accrued interest, provided us with additional deferred tax assets of $2.0 billion, which were offset by full valuation allowances in the United States. As a result of an ownership change on June 15, 2012, our ability to use federal losses was not impacted; however, due to state apportionment impacts and carryforward periods, our state losses were limited. This limitation resulted in the loss of $23 million of deferred tax assets but was fully offset by a reduction to the valuation allowance.

The statutory tax rates on income earned in South Africa (28% for limited liability companies), The Netherlands (25% for corporations), and the United Kingdom (23.25% for corporations and limited liability companies and not applicable for certain limited liability partners) are lower than the Australian statutory rate of 30%. The statutory tax rate, applied against losses in the United States (35% for corporations), is higher than the Australian statutory rate of 30%. Also, we continue to maintain a full valuation allowance in the United States.

Operations Review of Segment Revenue and Profit

U.S. GAAP has standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance.

We operate our business in two segments, Mineral Sands and Pigment. Corporate and Other is comprised of our electrolytic operations, all of which are located in the United States, as well as our corporate activities. We evaluate reportable segment performance based on segment operating profit (loss), which represents the results of segment operations before unallocated costs, such as general corporate expenses not identified to a specific segment, interest expense, other income (expense), and income tax expense or benefit. Sales between segments are generally priced at market. Any resulting profit remaining in the inventory of the acquiring segment is eliminated in consolidation. See Note 25 of Notes to Consolidated Financial Statements.

Net Sales

Net sales by segment were as follows:

	Year Ended December 31,
	2014	2013	Change
	(Millions of U.S. dollars)
Mineral Sands segment	$794	$1,103	$(309)
Pigment segment	1,179	1,169	10
Corporate and Other	113	128	(15)
Eliminations	(349)	(478)	129
Net Sales	$1,737	$1,922	$(185)

Mineral Sands segment

Mineral Sands segment net sales 2014 decreased 28% compared to 2013 primarily due to lower selling prices of $221 million and decreased volumes of $88 million. Mineral Sands selling prices declined for our titanium feedstock (which includes a portion sold to our pigments business). Mineral Sands sales volumes were lower during 2014 compared to 2013, principally due to decreased shipments of titanium feedstock and zircon to third parties, offset by increased shipments of pig iron. Both sales volumes and selling prices for titanium feedstock declined due to excess supply in the market. Primarily in the second half of 2014, as selling prices for high grade chloride feedstock produced inadequate returns, we sold chloride processed titanium slag and natural rutile as feedstock solely to our own Pigment business.

Pigment segment

Pigment segment net sales for 2014 increased 1% compared to 2013 primarily due to higher volumes of $57 million, offset by a decrease in selling prices and product mix of $49 million. The volume impact reflects increased shipments to the North American region offset partially by decreased shipments to other regions of the world. Lower selling prices were experienced in all regions of the world. During 2014, the effect of changes in foreign currency rates positively impacted Pigment net sales by $2 million.

Corporate and Other

Net sales for our electrolytic operations during 2014 decreased $15 million compared to 2013, primarily as a result of lower pricing on sodium chlorate and electrolytic manganese dioxide (“EMD”). Volumes were slightly lower as decreased shipments of EMD were partially offset by increased shipments of sodium chlorate.

Eliminations

Eliminations include the impact of transactions between our segments, principally sales from our Mineral Sands business to our Pigment business. Lower selling prices for titanium feedstock were partially offset by the growth in shipments from our Mineral Sands business to our Pigment business.

Income from Operations

Income from operations by segments was as follows:

	Year Ended December 31,
	2014	2013	Change
	(Millions of U.S. dollars)
Mineral Sands segment	$1	$238	$(237)
Pigment segment	49	(179)	228
Corporate and Other	(83)	(70)	(13)
Eliminations	33	14	19
Income from operations	—	3	$(3)
Interest and debt expense, net	(133)	(130)
Net gain (loss) on liquidation of non-operating subsidiaries	(35)	24
Loss on extinguishment of debt	(8)	(4)
Other income (expense), net	27	46
Loss before income taxes	$(149)	$(61)

Mineral Sands segment

During 2014, we had income from operations of $1 million compared to $238 million during 2013. The change was primarily attributable to a $221 million decrease in selling prices, higher costs (mostly production) of $52 million, lower volumes of $35 million, restructuring costs in 2014 of $7 million, and a net increase in lower of cost or market reserves of $4 million, partially offset by favorable foreign currency translation of $82 million.

Pigment segment

During 2014, we had income from operations of $49 million compared to a loss from operations of $179 million during 2013. The increase in 2014 was primarily driven by lower ore costs (purchased from our Mineral Sands segment) and production costs of $315 million, higher volumes of $3 million offset by the negative impact of price and product mix of $49 million, a net increase in lower of cost or market reserves of $36 million, and restructuring costs in 2014 of $5 million.

Corporate and Other

During 2014, Corporate and Other results decreased by $13 million compared to 2013 principally related to higher corporate expenses and to a slight decline in the performance in our electrolytic operations. Corporate selling, general and administrative expenses increased principally due to higher spending for employee costs and professional services. Additionally, Corporate and Other incurred $3 million of restructuring costs in 2014.

Eliminations

Eliminations principally reflect the change in deferred profit in inventory resulting from our Mineral Sands sales to our Pigment business. The net benefits (charges) included in eliminations were as follows:

	Year Ended December 31,
	2014	2013
	(Millions of U.S. dollars)
Increase in intercompany profit in inventory	$(41)	$(172)
Release of intercompany profit in inventory	71	186
Portion of the Mineral Sands lower of cost or market change that relates to intercompany activity with our Pigment business	3	—
Eliminations	$33	$14

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

	Year Ended December 31,
	2013	2012	Change
	(Millions of U.S. dollars)
Net sales	$1,922	$1,832	$90
Cost of goods sold	1,732	1,568	164
Gross profit	190	264	(74)
Selling, general and administrative expenses	(187)	(239)	52
Income from operations	3	25	(22)
Interest and debt expense, net	(130)	(65)	(65)
Net gain on liquidation of non-operating subsidiaries	24	—	24
Loss on extinguishment of debt	(4)	—	(4)
Gain on bargain purchase	—	1,055	(1,055)
Other income (expense), net	46	(7)	53
Income (loss) before income taxes	(61)	1,008	(1,069)
Income tax benefit (provision)	(29)	125	(154)
Net income (loss)	$(90)	$1,133	$(1,223)

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

Interest and debt expense in 2013 is primarily comprised of interest expense on the Senior Notes of $57 million, the Term Loan of $54 million, a term facility (which included a $550 million senior secured term loan and a $150 million senior secured delayed draw) (the “Term Facility”) of $6 million and other interest expense of $13 million compared to $21 million on the Senior Notes, $29 million on Term Facility and $15 million of other interest expense during 2012.

During 2013, we completed the liquidation of two non-operating subsidiaries, Tronox (Luxembourg) Holdings S.a.r.l. and Tronox Luxembourg S.a.r.l., for which we recognized a net noncash gain from the realization of cumulative translation adjustments of $24 million. See Note 3 of Notes to Consolidated Financial Statements.

During 2013, we recognized a $4 million loss on the early extinguishment of debt related to the allocated portion of the unamortized original issue discount and debt issuance costs associated with a term facility.

The change in other income (expense) is primarily attributable to a gain on foreign currency exchange rates of $39 million in 2013 compared to a loss of $8 million in 2012 due to a strengthening U.S. dollar as compared to the South African Rand and Australian dollar, as well as interest income of $8 million in 2014 compared to $2 million in 2013.

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

Operations Review of Segment Revenue and Profit

We operate our business in two reportable segments, Mineral Sands and Pigment. Corporate and Other is comprised of our electrolytic operations, all of which are located in the United States, as well as our corporate activities. We evaluate reportable segment performance based on segment operating profit (loss), which represents the results of segment operations before unallocated costs, such as general corporate expenses not identified to a specific segment, interest expense, other income (expense), and income tax expense or benefit. Sales between segments are generally priced at market. Any resulting profit remaining in the inventory of the acquiring segment is eliminated in consolidation. See Note 25 of Notes to Consolidated Financial Statements.

Net Sales

Net sales by segments were as follows:

	Year Ended December 31,
	2013	2012	Change
	(Millions of U.S. dollars)
Mineral Sands segment	$1,103	$760	$343
Pigment segment	1,169	1,246	(77)
Corporate and Other	128	128	—
Eliminations	(478)	(302)	(176)
Net Sales	$1,922	$1,832	$90

Mineral Sands segment

Net sales during 2013 increased 45% compared to the same period in 2012 primarily due to the acquired business which contributed an incremental $461 million during 2013 versus 2012. Volumes also increased by $177 million. These factors were offset by lower selling prices of $291 million. Minerals Sands selling prices declined across most product lines, especially zircon and titanium feedstock (which includes a portion sold to our pigments business). Minerals sales volumes were higher most notably for zircon and slag fines to external customers. Additionally, during 2013, we experienced increased shipments of titanium feedstock to our pigments business, as we achieve full internal sourcing. During 2013, the effect of changes in foreign currency negatively impacted mineral sands net sales by $4 million.

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

Corporate and Other

Corporate and Other includes our electrolytic and other chemical products business. Net sales remained flat during 2013 as compared to 2012, as increased sales of electrolytic manganese dioxide were essentially offset by lower sales of other product lines within this business.

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

Income from Operations

Income from operations by segments was as follows:

	Year Ended December 31,
	2013	2012	Change
	(Millions of U.S. dollars)
Mineral Sands segment	$238	$156	$82
Pigment segment	(179)	57	(236)
Corporate and Other	(70)	(139)	69
Eliminations	14	(49)	63
Income from operations	3	25	$(22)
Interest and debt expense, net	(130)	(65)
Net gain on liquidation of non-operating subsidiaries	24	—
Loss on extinguishment of debt	(4)	—
Gain on bargain purchase	—	1,055
Other income (expense)	46	(7)
Income (loss) before income taxes	$(61)	$1,008

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

Pigment segment

During 2013, income from operations decreased more than 100% compared to 2012, which was primarily driven by lower selling prices and mix of $303 million, offset partially by lower ore and production costs.

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

Liquidity and Capital Resources

Our total liquidity at December 31, 2014 was $1.7 billion, which was comprised of $279 million available under the $300 million UBS Revolver (as defined below), $113 million available under the ABSA Revolver (as defined below), and $1.3 billion in cash and cash equivalents.

Historically, we have funded our operations and met our commitments through cash generated by operations. During 2012, we issued $900 million Senior Notes at par value. Additionally, during 2013, we obtained a $1.5 billion Term Loan, which matures on March 19, 2020.

In addition to these cash resources, we have a $300 million global senior secured asset-based syndicated revolving credit facility with UBS AG (the “UBS Revolver”) with a borrowing base of $279 million at December 31, 2014, and a R1.3 billion (approximately $113 million at December 31, 2014) revolving credit facility with ABSA Bank Limited (“ABSA”) acting through its ABSA Capital Division (the “ABSA Revolver”). As of December 31, 2014, we had not drawn on either revolver. At December 31, 2014, we had outstanding letters of credit, bank guarantees, and performance bonds of $47 million, of which $24 million were letters of credit issued under the UBS Revolver, $20 million were bank guarantees issued by ABSA and $3 million were performance bonds issued by Westpac Banking Corporation.

In the near term, we expect that our operations will provide sufficient cash to fund our operating expenses, capital expenditures, debt repayments, and dividends. Working capital (calculated as current assets less current liabilities) was $2.0 billion at December 31, 2014 compared to $2.3 billion at December 31, 2013, a decrease of $275 million, which is primarily due to dividends paid of $116 million and capital expenditures of $187 million offset by cash provided by operations.

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

As of December 31, 2014, our credit rating with Standard & Poor’s is BB, and our credit rating with Moody’s is Ba3.

Cash and Cash Equivalents

We consider all investments with original maturities of three months or less to be cash equivalents. As of December 31, 2014, our cash and cash equivalents were primarily invested in money market funds. We maintain cash and cash equivalents in bank deposit and money market accounts that may exceed federally insured limits. The financial institutions where our cash and cash equivalents are held are generally highly rated and geographically dispersed, and we have a policy to limit the amount of credit exposure with any one institution. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk.

The use of our cash includes servicing our interest and debt repayment obligations, making pension contributions, making quarterly dividend payments and funding capital expenditures for innovative initiatives, productivity enhancements and maintenance and safety requirements.

Repatriation of Cash

At December 31, 2014, we held $1.3 billion in cash and cash equivalents in these respective jurisdictions: $603 million in Europe, $428 million in Australia, $153 million in South Africa, and $95 million in the United States. Our credit facilities limit transfers of funds from subsidiaries in the United States to certain foreign subsidiaries.

Tronox Limited has foreign subsidiaries with positive undistributed earnings at December 31, 2014. We have made no provision for deferred taxes related to these undistributed earnings because they are considered to be indefinitely reinvested in the foreign jurisdictions.

Cash Dividends on Class A and Class B Shares

During 2014, we declared and paid quarterly dividends to holders of our Class A ordinary shares (“Class A Shares”) and Class B ordinary shares (“Class B Shares”) as follows:

	Q1 2014	Q2 2014	Q3 2014	Q4 2014
	(Millions of U.S. dollars, except share and per share data)
Dividend per share	$0.25	$0.25	$0.25	$0.25
Total dividend	$29	$29	$29	$30
Record date (close of business)	March 10	May 19	August 18	November 17

On February 24, 2015, the Board of Directors declared a quarterly dividend of $0.25 per share to holders of our Class A Shares and Class B Shares at the close of business on March 9, 2015, totaling $29 million, which will be paid on March 23, 2015.

Debt Obligations

At December 31, 2014 and 2013, our net debt (excess debt over cash and cash equivalents) was $1.1 billion and $935 million, respectively.

The following table summarizes our debt obligations at December 31, 2014:

	Original Principal	Annual Interest Rate	Maturity Date	December 31, 2014	December 31, 2013
	(Millions of U.S. dollars)
Term Loan, net of unamortized discount (1)	$1,500	Variable	3/19/2020	$1,468	$1,482
Senior Notes	$900	6.375%	8/15/2020	900	900
Co-generation Unit Financing Arrangement	$16	6.5%	2/1/2016	3	6
Capital leases				22	25
Total debt				2,393	2,413
Less: Long-term debt due within one year				(18)	(18)
Long-term debt				$2,375	$2,395

(1)	Average effective interest rate of 4.6% and 5% during 2014 and 2013, respectively.

On April 23, 2014, we, along with our wholly owned subsidiary, Tronox Pigments (Netherlands) B.V., and certain of our subsidiaries named as guarantors, entered into a Third Amendment to the Credit and Guaranty Agreement (the “Third Agreement”) with the lender parties thereto and Goldman Sachs Bank USA, as administrative agent. The Third Agreement amends the Second Amended and Restated Credit and Guaranty Agreement (“Second Agreement”) with Goldman Sachs Bank USA, as administrative agent and collateral agent, and Goldman Sachs Bank USA, UBS Securities LLC, Credit Suisse Securities (USA) LLC and RBC Capital Markets, as joint lead arrangers, joint bookrunners and co-syndication agents dated March 19, 2013. The Third Agreement provides for the re-pricing of the Term Loan by replacing the existing definition of “Applicable Margin” with a grid pricing matrix dependent upon our public corporate family rating as determined by Moody’s and Standard & Poor’s (with the interest rate under the Third Agreement remaining subject to Eurodollar Rate and Base Rate floors, as defined in the Third Agreement). Pursuant to the Third Agreement, based upon our current public corporate family rating by Moody’s and Standard & Poor’s, the current interest rate per annum is 300 basis points plus London Interbank Offered Rate (“LIBOR”) (subject to a LIBOR floor of 1% per annum) compared to 350 basis points plus LIBOR (subject to a LIBOR floor of 1% per annum) in the Second Agreement. The Third Agreement also amended certain provisions of the Second Agreement to permit us and certain of our subsidiaries to obtain new cash flow revolving credit facilities in place of our existing asset based revolving credit facility. The maturity date under the Second Agreement and all other material terms of the Second Agreement remain the same under the Third Agreement.

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

Debt Covenants

At December 31, 2014, we had financial covenants in the UBS Revolver, the ABSA Revolver and the Term Loan; however, only the ABSA Revolver had a financial maintenance covenant that applies to local operations and only when the ABSA Revolver is drawn upon. The Term Loan and the UBS Revolver are subject to an intercreditor agreement pursuant to which the lenders’ respective rights and interests in the security are set forth. We were in compliance with all our financial covenants as of and for the year ended December 31, 2014.

Cash Flows

Years Ended December 31, 2014 and 2013

The following table sets forth a summary of our cash flows for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
	(Millions of U.S. dollars)
Net cash provided by operating activities	$141	$330
Net cash used in investing activities	(187)	(164)
Net cash provided by (used in) financing activities	(132)	614
Effect of exchange rate changes on cash	(21)	(18)
Net increase (decrease) in cash and cash equivalents	$(199)	$762
Cash and cash equivalents — end of year	$1,279	$1,478

Cash Flows from Operating Activities — Cash provided by operating activities decreased $189 million in 2014 compared to 2013. The decrease was primarily attributable to a net increase in inventory of $101 million and a contribution to employee pension and postretirement plans of $18 million.

Cash Flows from Investing Activities — The use of funds in both years is primarily attributable to capital expenditure purchases. Capital expenditures during 2014 and 2013 were $187 million and $165 million, respectively. Capital expenditures for 2015 are expected to be approximately $250 million.

Cash Flows from Financing Activities — Net cash used in financing activities during 2014 was primarily attributable to dividends paid of $116 million and $20 million of principal repayments on long-term debt. Net cash provided by financing activities during 2013 was primarily attributable to cash proceeds from borrowings, slightly offset by cash used in the repayment of debt, dividends paid, and payment of debt issuance costs. During 2013, we paid dividends of $115 million. Additionally, we refinanced our Senior Secure Term Facility with the Term Loan resulting in cash inflows of $945 million, which was offset by $189 million of principal repayments of debt and debt issuance costs of $29 million.

Years Ended December 31, 2013 and 2012

The following table sets forth a summary of our cash flows for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
	(Millions of U.S. dollars)
Net cash provided by operating activities	$330	$124
Net cash used in investing activities	(164)	(52)
Net cash provided by financing activities	614	490
Effect of exchange rate changes on cash	(18)	—
Net increase in cash and cash equivalents	$762	$562
Cash and cash equivalents — end of year	$1,478	$716

Cash Flows from Operating Activities — Cash provided by operating activities increased $206 million in 2013 compared to 2012. The increase was primarily attributable to a decrease in inventory, offset by cash used in operations.

Cash Flows from Investing Activities — The use of funds for all periods presented is primarily attributable to capital expenditure purchases. Capital expenditures during 2013 and 2012 were $165 million and $166 million, respectively.

Cash Flows from Financing Activities — Net cash provided by financing activities during 2013 was primarily attributable to cash proceeds from borrowings, slightly offset by cash used in the repayment of debt, payment of debt issuance costs, and dividends paid. During 2013, we refinanced our Senior Secure Term Facility with the Term Loan resulting in cash inflows of $945 million, which was offset by a $149 million repayment of the Senior Secured Delayed Draw Term Loan, a $29 million repayment of the ABSA Revolver, $8 million of principal repayments on the Term Loan, and repayments of other debt of $3 million. Additionally, during 2013 we paid dividends of $115 million and debt issuance costs of $29 million. During 2012, cash used included merger consideration paid of $193 million and Class A share repurchases of $326 million.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of December 31, 2014:

	Contractual Obligation Payments Due by Year (3)(4)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of U.S. dollars)
Long-term debt and lease financing (including interest) (1)	$3,060	$138	$270	$267	$2,385
Purchase obligations (2)	837	225	183	123	306
Operating leases	80	19	31	9	21
Asset retirement obligations	90	5	8	5	72
Total	$4,067	$387	$492	$404	$2,784

(1)	We calculated the Term Loan interest at a base rate of 1% plus a margin of 3%. See Note 16 of Notes to Consolidated Financial Statements.
(2)	Includes obligations to purchase requirements of process chemicals, supplies, utilities and services. We have various purchase commitments for materials, supplies, and services entered into in the ordinary course of business. Included in the purchase commitments table above are contracts which require minimum volume purchases that extend beyond one year or are renewable annually and have been renewed for 2015. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. We believe that all of our purchase obligations will be utilized in our normal operations.
(3)	The table above excludes contingent obligations, as well as any possible payments for uncertain tax positions and payments pursuant to our tax receivable agreement, given the inability to estimate the possible amounts and timing of any such payments.
(4)	The table above excludes commitments pertaining to our pension and other postretirement obligations.

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

Management believes these non-U.S. GAAP financial measures:

•	Reflect our ongoing business in a manner that allows for meaningful period-to-period comparison and analysis of trends in our business, as they exclude income and expense that are not reflective of ongoing operating results;
•	Provide useful information in understanding and evaluating our operating results and comparing financial results across periods;
•	Provide a normalized view of our operating performance by excluding items that are either noncash or unusual in nature;

•	Assist investors in assessing our compliance with financial covenants under our debt instruments; and
•	Adjusted EBITDA is one of the primary measures management uses for planning and budgeting processes, and to monitor and evaluate financial and operating results. In addition, Adjusted EBITDA is a factor in evaluating management’s performance when determining incentive compensation.

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Year Ended December 31,
	2014	2013	2012
	(Millions of U.S. dollars)
Net income (loss)	$(417)	$(90)	$1,133
Interest and debt expense, net	133	130	65
Interest income	(13)	(8)	(2)
Income tax provision (benefit)	268	29	(125)
Depreciation, depletion and amortization expense	295	333	211
EBITDA	266	394	1,282
Share-based compensation (see Note 22)	22	17	32
Restructuring expense (see Note 4)	15	—	—
Net (gain) loss on liquidation of non-operating subsidiaries (see Note 5)	35	(24)	—
Loss on extinguishment of debt (see Note 16)	8	4	—
Pension and postretirement benefit curtailment gains (see Note 23)	(9)	—	—
Amortization of inventory step-up and unfavorable ore sales contracts liability (1)	—	(32)	152
Gain on bargain purchase (see Note 26)	—	—	(1,055)
Transaction and financial statement restatement costs (2)	—	—	73
Foreign currency remeasurement	(4)	(20)	6
Other items (3)	20	23	13
Adjusted EBITDA	$353	$362	$503

(1)	In connection with the Transaction, we acquired sales contracts at unfavorable market terms, which were valued at $85 million on the June 15, 2012, the date of the transaction, and were amortized over the remaining life of the contract. Additionally, in connection with the Transaction, we stepped up certain inventory acquired, which was amortized over the life of such inventory.
(2)	During 2012, transaction costs consist of costs associated with the acquisition of the mineral sands business, including banker fees, legal and professional fees, as well as costs associated with the preparation and amending of the registration statement on Form S-4 filed with the Securities and Exchange Commission in connection with the Transaction and costs associated with the integration of the mineral sands business that occurred after the closing of the Transaction.
(3)	Includes noncash pension and postretirement costs, accretion expense, severance expense, gain (loss) on the sale of assets, and other items.

Critical Accounting Policies and Estimates

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

Carrying values include material costs, labor, and associated indirect manufacturing expenses. Costs for materials and supplies, excluding ore, are determined by average cost to acquire. Raw materials are carried at actual cost. Mineral Sands inventories are stated at the lower of the weighted-average cost of production or market. We periodically review the cost of our inventory in comparison to its net realizable value. We also periodically review our inventory for obsolescence (inventory that is no longer marketable for its intended use). In either case, we record any write-down equal to the difference between the cost of inventory and its estimated net realizable value based on assumptions about alternative uses, market conditions and other factors. Inventories expected to be sold or consumed within twelve months after the balance sheet date are classified as current assets and all other inventories are classified as non-current assets.

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

Asset Retirement Obligations

To the extent a legal obligation exists, an asset retirement obligation (“ARO”) is recorded at its estimated fair value and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is measured using expected future cash outflows discounted at our credit-adjusted risk-free interest rate. No market-risk premium has been included in our calculation of ARO balances since we can make no reliable estimate. Our consolidated financial statements classify accretion expense related to asset retirement obligations as a production cost, which is included in “Cost of goods sold” in the Consolidated Statements of Operations.

We used the following assumptions in determining asset retirement obligations at December 31, 2014: inflation rates between 2.5%-6.8% per year; credit adjusted risk-free interest rates between 3.2%-15.4%; and the life of mines between 2-36 years.

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

Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided against a deferred tax asset when it is more likely than not that all or some portion of the deferred tax asset will not be realized. We periodically assess the likelihood that we will be able to recover our deferred tax assets, and reflect any changes in our estimates in the valuation allowance, with a corresponding adjustment to earnings or other comprehensive income (loss) as appropriate. Accounting Standards Codification (“ASC”) 740, Income Taxes, requires that all available positive and negative evidence be weighted to determine whether a valuation allowance should be recorded.

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

Pension and Postretirement Benefits

We provide pension and postretirement healthcare benefits for qualifying employees worldwide. These plans are accounted for and disclosed in accordance with ASC 715, Compensation — Retirement Benefits.

During 2014, our benefits committee, in response to tax and pension legislation changes, approved changes to The Netherlands pension plan which includes moving the plan from a defined benefit plan to a multi-employer plan to be administered by the industrywide Pension Fund for the Graphical Industry, effective January 1, 2015. This action eliminates the future benefit accrual for participants under the current plan effective January 1, 2015, and resulted in a curtailment gain of $3 million which was recognized in “Other income (expense), net” in the Consolidated Statements of Operations. Additionally, during 2014, our benefits committee approved changes to the unfunded U.S. postretirement healthcare plan which eliminated the pre-65 retiree medical coverage effective January 1, 2015. Retired participants will receive a one-time subsidy aggregating less than $1 million towards medical cost through a health reimbursement arrangement (“HRA”) that we will be establishing for them. As a result of this action, we recorded a curtailment gain of $6 million, which was included in “Other income (expense), net” in the Consolidated Statements of Operations. See Note 23 of Notes to Consolidated Financial Statements.

U.S. Plans

The following are considered significant assumptions related to our retirement and postretirement healthcare plans, with a brief description of the methodology used by management to develop the significant assumptions included below:

Discount Rate — The discount rates selected for both U.S. plans to determine 2014 and 2013 net periodic cost were 4.50% and 3.75%, respectively. The discount rates selected for estimating the actuarial present value of the benefit obligations of both U.S. plans were 3.75% and 4.50% as of December 31, 2014 and 2013, respectively. These 2014 and 2013 valuation rates were selected based on the results of a cash flow matching analysis, which projected the expected cash flows of the plans using a yield curves model developed from a universe of Aa-graded U.S. currency corporate bonds (obtained from Bloomberg) with at least $50 million outstanding. Bonds with features that imply unreliable pricing, a less than certain cash flow, or other indicators of optionality are filtered out of the universe. The remaining universe is categorized into maturity groups, and within each of the maturity groups yields are ranked into percentiles.

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

Discount Rate — The discount rates selected for The Netherlands plan to determine both 2014 and 2013 net periodic cost was 3.5%. The discount rates selected for estimating the actuarial present value of the benefit obligation of The Netherlands plan was 2.25% and 3.5% at December 31, 2014 and 2013, respectively, which is based on long-term Euro corporate bond index rates that correlate with anticipated cash flows associated with future benefit payments.

Expected Long-term Rate of Return — The expected long-term rate of return assumptions for The Netherlands plan of 4.75% at both December 31, 2014 and 2013, respectively, was developed considering the portfolio mix and country-specific economic data that includes the expected long-term rates of return on local government and corporate bonds.

Rate of Compensation Increases — We determine our rate of compensation assumptions based on our long-term plans for compensation increases specific to employee groups covered. At December 31, 2014 and 2013, the rate of compensation increases for The Netherlands plan was 3.25% and 3.5%, respectively.

Recent Accounting Pronouncements

See Note 2 of Notes to Consolidated Financial Statements for recently issued accounting pronouncements.

Environmental Matters

We are subject to a broad array of international, federal, state, and local laws and regulations relating to safety, pollution, protection of the environment, and the generation, storage, handling, transportation, treatment, disposal, and remediation of hazardous substances and waste materials. In the ordinary course of business, we are subject to frequent environmental inspections and monitoring, and occasional investigations by governmental enforcement authorities. Under these laws, we are or may be required to obtain or maintain permits or licenses in connection with our operations. In addition, under these laws, we are or may be required to remove or mitigate the effects on the environment of the disposal or release of chemical, petroleum, low-level radioactive and other substances at our facilities. We may incur future costs for capital improvements and general compliance under environmental, health, and safety laws, including costs to acquire, maintain, and repair pollution control equipment. Environmental laws and regulations are becoming increasingly stringent, and compliance costs are significant and will continue to be significant in the foreseeable future. There can be no assurance that such laws and regulations or any environmental law or regulation enacted in the future is not likely to have a material effect on our business. We believe we are in compliance with applicable environmental rules and regulations in all material respects.

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

Market Risk

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

Credit Risk

Credit risk is the risk that a borrower or a counterparty will fail to meet their obligations. A significant portion of our liquidity is concentrated in trade accounts receivable that arise from sales of TiO2 and titanium feedstock to customers in the TiO2 industry. The industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. We perform ongoing credit evaluations of our customers and use credit risk insurance policies from time to time, as deemed appropriate, to mitigate credit risk but generally do not require collateral. In addition, due to our international operations, we are subject to potential trade restrictions and sovereign risk in certain countries we operate in. We maintain allowances for potential credit losses based on specific customer review and current financial conditions. During 2014, our ten largest pigment customers and ten largest third-party mineral sands customers represented approximately 27% and 13%, respectively, of net sales; however, no single customer accounted for more than 10% of total net sales.

Interest Rate Risk

Interest rate risk arises from the probability that changes in interest rates will impact our financial results. Our exposure to interest rate risk is minimized by the fact that our $1.5 billion of floating rate debt includes a LIBOR floor of 1%. As such, LIBOR would need to increase from the rate in effect at December 31, 2014 to greater than 1% before our borrowing rate would increase. Using a sensitivity analysis as of December 31, 2014, a hypothetical 1% increase in interest rates would result in an increase to pre-tax income of approximately $9 million on an annualized basis. This is due to the fact that earnings on our floating rate financial assets of $1.3 billion at December 31, 2014 would increase by the full 1% while the interest expense on our floating rate debt would increase by less than the full 1%.

Currency Risk

Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of our assets and liabilities denominated in foreign currencies, as well as our earnings due to the translation of our balance sheets and remeasurement of our statements of operations from local currencies to U.S. dollars. We manufacture and market our products in a number of countries throughout the world and, as a result, are exposed to changes in foreign currency exchange rates, particularly in Australia, South Africa, and The Netherlands. The exposure is more prevalent in South Africa and Australia as the majority of revenues are earned in U.S. dollars while expenses are primarily incurred in local currencies. The foreign exchange risk in Europe however, is partially mitigated as the majority of revenues and expenses are in the same local currency creating a partially natural hedge. Since we are exposed to movements in the South African Rand and the Australian Dollar versus the U.S. dollar, we have, from time to time, entered into forward contracts to buy and sell foreign currencies as “economic hedges” for these foreign currency transactions. See Note 18 of Notes to Consolidated Financial Statements.

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

Management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2014. See Item 9A included elsewhere in this annual report for further details.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, audited our internal controls over financial reporting as of December 31, 2014 as stated in their report which appears under “Reports of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tronox Limited

In our opinion, the accompanying consolidated balance sheet as of December 31, 2014 and the related consolidated statements of operations, of comprehensive income (loss), of changes in shareholders’ equity, and of cash flows for the year then ended present fairly, in all material respects, the financial position of Tronox Limited and its subsidiaries at December 31, 2014 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because three material weaknesses in internal control over financial reporting existed as of that date related to: (a) the controls over the information and communication related to the South African operations were improperly designed and not effective, as information required to execute control activities to completely and accurately record and disclose transactions was not communicated timely to the individuals responsible for executing control activities, which led to (b) the controls over the calculation for accrued royalty expense relating to the mining operations in Namakwa, South Africa were improperly designed and not effective, and (c) the controls over restricted access and segregation of duties within the SAP systems were improperly designed and not effective, as certain personnel have inappropriate access to execute conflicting transactions, as well as the ability to prepare and post journal entries without an independent review required by someone other than the preparer. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Stamford, Connecticut
February 25, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Tronox Limited

We have audited the accompanying consolidated balance sheet of Tronox Limited and subsidiaries (the Company) as of December 31, 2013, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and changes in shareholders’ equity for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tronox Limited and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 27, 2014 (except for the adjustments to the statements of cash flows described in Note 1 under the caption of Basis of Presentation, and for the revisions to the guarantor condensed consolidating financial statements described in Note 27, which are as of February 25, 2015)

TRONOX LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
(Millions of U.S. dollars, except share and per share data)

	Year Ended December 31,
	2014	2013	2012
Net sales	$1,737	$1,922	$1,832
Cost of goods sold	1,530	1,732	1,568
Gross profit	207	190	264
Selling, general and administrative expenses	(192)	(187)	(239)
Restructuring expense	(15)	—	—
Income from operations	—	3	25
Interest and debt expense, net	(133)	(130)	(65)
Net gain (loss) on liquidation of non-operating subsidiaries	(35)	24	—
Loss on extinguishment of debt	(8)	(4)	—
Gain on bargain purchase	—	—	1,055
Other income (expense), net	27	46	(7)
Income (loss) before income taxes	(149)	(61)	1,008
Income tax benefit (provision)	(268)	(29)	125
Net income (loss)	(417)	(90)	1,133
Net income (loss) attributable to noncontrolling interest	10	36	(1)
Net income (loss) attributable to Tronox Limited	$(427)	$(126)	$1,134
Earnings (loss) per share (1):
Basic	$(3.74)	$(1.11)	$11.37
Diluted	$(3.74)	$(1.11)	$11.10
Weighted average shares outstanding (in thousands):
Basic	114,281	113,416	98,985
Diluted	114,281	113,416	101,406

(1)	On June 26, 2012, the Board of Directors of Tronox Limited approved a 5-to-1 share split for holders of Class A ordinary shares and Class B ordinary shares at the close of business on July 20, 2012, by issuance of four additional shares for each share of the same class by way of bonus issue. All references to number of shares and per share data in the consolidated financial statements have been adjusted to reflect the share split, unless otherwise noted. See Note 20.

See notes to consolidated financial statements.

TRONOX LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Millions of U.S. dollars)

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$(417)	$(90)	$1,133
Other comprehensive income (loss):
Foreign currency translation adjustments	(95)	(289)	11
Pension and postretirement plans:
Actuarial gains (losses), with no tax impact in 2014 and net of taxes of $1 million in 2013 and $7 million in 2012	(83)	25	(48)
Amortization of unrecognized actuarial losses, with no tax impact in 2014 and net of taxes of less than $1 million in 2013	1	2	—
Prior service credit, with no tax impact in 2014 and net of taxes of $1 million in 2013	(3)	3	—
Pension and postretirement benefit curtailments, with no tax impact in 2014	37	—	—
Other comprehensive loss	(143)	(259)	(37)
Total comprehensive income (loss)	$(560)	$(349)	$1,096
Comprehensive income (loss) attributable to noncontrolling interest:
Net income (loss)	10	36	(1)
Foreign currency translation adjustments	(31)	(70)	1
Comprehensive income (loss) attributable to noncontrolling interest	(21)	(34)	—
Comprehensive income (loss) attributable to Tronox Limited	$(539)	$(315)	$1,096

See notes to consolidated financial statements.

TRONOX LIMITED
CONSOLIDATED BALANCE SHEETS
(Millions of U.S. dollars, except share and per share data)

	December 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$1,279	$1,478
Accounts receivable, net of allowance for doubtful accounts	277	308
Inventories, net	770	759
Prepaid and other assets	42	61
Deferred tax assets	13	47
Total current assets	2,381	2,653
Noncurrent Assets
Property, plant and equipment, net	1,227	1,258
Mineral leaseholds, net	1,058	1,216
Intangible assets, net	272	300
Inventories, net	57	—
Long-term deferred tax assets	9	192
Other long-term assets	61	80
Total assets	$5,065	$5,699
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$160	$164
Accrued liabilities	147	146
Long-term debt due within one year	18	18
Income taxes payable	32	28
Deferred tax liabilities	9	7
Total current liabilities	366	363
Noncurrent Liabilities
Long-term debt	2,375	2,395
Pension and postretirement healthcare benefits	172	148
Asset retirement obligations	85	90
Long-term deferred tax liabilities	204	204
Other long-term liabilities	75	62
Total liabilities	3,277	3,262
Contingencies and Commitments
Shareholders’ Equity
Tronox Limited Class A ordinary shares, par value $0.01 — 65,152,145 shares issued and 63,968,616 shares outstanding at December 31, 2014 and 64,046,647 shares issued and 62,349,618 shares outstanding at December 31, 2013	1	1
Tronox Limited Class B ordinary shares, par value $0.01 — 51,154,280 shares issued and outstanding at December 31, 2014 and 2013	—	—
Capital in excess of par value	1,476	1,448
Retained earnings	529	1,073
Accumulated other comprehensive loss	(396)	(284)
Total shareholders’ equity	1,610	2,238
Noncontrolling interest	178	199
Total equity	1,788	2,437
Total liabilities and equity	$5,065	$5,699

See notes to consolidated financial statements.

TRONOX LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of U.S. dollars)

	Year Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$(417)	$(90)	$1,133
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	295	333	211
Deferred income taxes	237	33	(162)
Share-based compensation expense	22	17	32
Amortization of deferred debt issuance costs and discount on debt	10	9	10
Pension and postretirement healthcare benefit (income) expense	(3)	9	6
Net (gain) loss on liquidation of non-operating subsidiaries	35	(24)	—
Loss on extinguishment of debt	8	4	—
Amortization of fair value inventory step-up and unfavorable ore contracts liability	—	(32)	152
Gain on bargain purchase	—	—	(1,055)
Other noncash items affecting net income (loss)	3	(15)	48
Contributions to employee pension and postretirement plans	(18)	(6)	(31)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	23	58	88
(Increase) decrease in inventories	(101)	75	(220)
(Increase) decrease in prepaid and other assets	9	(15)	10
Increase (decrease) in accounts payable and accrued liabilities	22	(16)	(113)
Increase (decrease) in taxes payable	20	(25)	9
Other, net	(4)	15	6
Cash provided by operating activities	141	330	124
Cash Flows from Investing Activities:
Capital expenditures	(187)	(165)	(166)
Proceeds from the sale of assets	—	1	—
Net cash received in acquisition of minerals sands business	—	—	114
Cash used in investing activities	(187)	(164)	(52)
Cash Flows from Financing Activities:
Repayments of debt	(20)	(189)	(585)
Proceeds from debt	—	945	1,707
Debt issuance costs	(2)	(29)	(38)
Dividends paid	(116)	(115)	(61)
Proceeds from the exercise of warrants and options	6	2	1
Merger consideration	—	—	(193)
Class A ordinary share repurchases	—	—	(326)
Class A ordinary shares purchased for the Employee Participation Plan	—	—	(15)
Cash provided by (used in) financing activities	(132)	614	490
Effects of exchange rate changes on cash and cash equivalents	(21)	(18)	—
Net (decrease) increase in cash and cash equivalents	(199)	762	562
Cash and cash equivalents at beginning of period	1,478	716	154
Cash and cash equivalents at end of period	$1,279	$1,478	$716
Supplemental cash flow information:
Interest paid	$126	$123	$34
Income taxes paid	$3	$25	$26

See notes to consolidated financial statements.

TRONOX LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Millions of U.S. dollars)

	Tronox Limited Class A Ordinary Shares	Tronox Limited Class B Ordinary Shares	Capital in Excess of par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at January 1, 2012	$—	$—	$579	$242	$(57)	$(12)	$752	$—	$752
Fair value of noncontrolling interest on Transaction Date	—	—	—	—	—	—	—	233	233
Net income (loss)	—	—	—	1,134	—	—	1,134	(1)	1,133
Other comprehensive income (loss)	—	—	—	—	(38)	—	(38)	1	(37)
Merger consideration paid	—	—	(193)	—	—	—	(193)	—	(193)
Issuance of Tronox Limited shares	—	—	1,370	—	—	—	1,370	—	1,370
Shares-based compensation	—	—	5	—	—	—	5	—	5
Shares purchased for the Employee Participation Plan	—	—	(15)	—	—	—	(15)	—	(15)
Issuance of Tronox Limited shares in share-split	1	—	—	(1)	—	—	—	—	—
Class A and Class B share dividends	—	—	—	(61)	—	—	(61)	—	(61)
Tronox Limited Class A shares repurchased	—	—	(326)	—	—	—	(326)	—	(326)
Warrants exercised	—	—	1	—	—	—	1	—	1
Tronox Incorporated share-based compensation	—	—	27	—	—	(7)	20	—	20
Tronox Incorporated common shares vested/canceled	—	—	(19)	—	—	19	—	—	—
Balance at December 31, 2012	$1	$—	$1,429	$1,314	$(95)	$—	$2,649	$233	$2,882
Net income (loss)	—	—	—	(126)	—	—	(126)	36	(90)
Other comprehensive loss	—	—	—	—	(189)	—	(189)	(70)	(259)
Shares-based compensation	—	—	17	—	—	—	17	—	17
Class A and Class B share dividends	—	—	—	(115)	—	—	(115)	—	(115)
Warrants and options exercised	—	—	2	—	—	—	2	—	2
Balance at December 31, 2013	$1	$—	$1,448	$1,073	$(284)	$—	$2,238	$199	$2,437
Net income (loss)	—	—	—	(427)	—	—	(427)	10	(417)
Other comprehensive income (loss)	—	—	—	—	(112)	—	(112)	(31)	(143)
Shares-based compensation	—	—	22	—	—	—	22	—	22
Class A and Class B share dividends	—	—	—	(117)	—	—	(117)	—	(117)
Warrants and options exercised	—	—	6	—	—	—	6	—	6
Balance at December 31, 2014	$1	$—	$1,476	$529	$(396)	$—	$1,610	$178	$1,788

See notes to consolidated financial statements.

TRONOX LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Millions of U.S. dollars, except share, per share and metric tons data or unless otherwise noted)

1. The Company

Tronox Limited and its subsidiaries (collectively referred to as “Tronox,” “we,” “us,” or “our”) is a public limited company registered under the laws of the State of Western Australia. We are a global leader in the production and marketing of titanium bearing mineral sands and titanium dioxide (“TiO2”) pigment. Our TiO2 products are critical components of everyday applications such as paint and other coatings, plastics, paper and other applications. Our mineral sands business consists primarily of three product streams—titanium feedstock, zircon and pig iron. Titanium feedstock is primarily used to manufacture TiO2. Zircon, a hard, glossy mineral, is used for the manufacture of ceramics, refractories, TV screen glass and a range of other industrial and chemical products. Pig iron is a metal material used in the steel and metal casting industries to create wrought iron, cast iron and steel. We have global operations in North America, Europe, South Africa, and the Asia-Pacific region. We operate three TiO2 facilities at the following locations: Hamilton, Mississippi; Botlek, The Netherlands; and Kwinana, Western Australia, and we operate three separate mining operations: KwaZulu-Natal (“KZN”) Sands and Namakwa Sands both located in South Africa, and Cooljarloo located in Western Australia.

Tronox Limited was formed on September 21, 2011 for the purpose of the Transaction (defined below). Prior to the completion of the Transaction, Tronox Limited was wholly owned by Tronox Incorporated, a Delaware corporation formed on May 17, 2005 (“Tronox Incorporated”), and had no operating assets or operations. On June 15, 2012, (the “Transaction Date”), the existing business of Tronox Incorporated was combined with 74% of Exxaro Resources Ltd’s (“Exxaro”) South African mineral sands operations, including its Namakwa and KZN Sands mines, separation and slag furnaces, along with its 50% share of the Tiwest Joint Venture in Western Australia (together the “mineral sands business”) (the “Transaction”). See Note 26.

At both December 31, 2014 and 2013, Exxaro held approximately 44% of the voting securities of Tronox Limited. Under the terms of the Shareholder’s Deed entered into upon completion of the Transaction, Exxaro agreed that for a three-year period after the completion of the Transaction (the “Standstill Period”), it would not engage in any transaction or other action that would result in its beneficial ownership of the voting shares of Tronox Limited exceeding 45% of the total issued shares of Tronox Limited. In addition, except under certain circumstances, Exxaro agreed not to sell, pledge or otherwise transfer any such voting shares during the Standstill Period. After the Standstill Period, Exxaro has agreed not to acquire any voting shares of Tronox Limited if, following such acquisition, Exxaro will have a voting interest in Tronox Limited of 50% or more unless Exxaro brings any proposal to make such an acquisition to the Board of Directors of Tronox Limited on a confidential basis. In the event an agreement regarding the proposal is not reached, Exxaro is permitted to make a takeover offer for all the shares of Tronox Limited not held by affiliates of Exxaro, subject to certain non-waivable conditions.

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

The Consolidated Balance Sheets at December 31, 2014 and 2013 relate to Tronox Limited. The Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013 reflect the consolidated operating results of Tronox Limited. The Consolidated Statement of Operations and the Consolidated Statement of Cash Flows for the year ended December 31, 2012 reflect the consolidated operating results of Tronox Incorporated prior to June 15, 2012, and, from June 15, 2012 through December 31, 2012, reflect the consolidated operating results of Tronox Limited.

Exxaro has a 26% ownership interest in each of our Tronox KZN Sands (Pty) Ltd. and Tronox Mineral Sands (Pty) Ltd. subsidiaries in order to comply with the ownership requirements of the Black Economic

Empowerment (“BEE”) legislation in South Africa. We account for such ownership interest as “Noncontrolling interest” in our consolidated financial statements. See Note 21.

Prior to the Transaction Date, Tronox Incorporated operated the Tiwest Joint Venture, located in Western Australia, with Exxaro Australia Sands Pty Ltd. Tronox Incorporated accounted for its share of the joint venture’s assets that were jointly controlled and its share of liabilities for which it was jointly responsible on a proportionate gross basis in its Consolidated Balance Sheet. Additionally, Tronox Incorporated accounted for the revenues generated from its share of the products sold, along with its share of the expenses on a gross basis in its Consolidated Statements of Operations through June 15, 2012. At the Transaction Date, we owned 100% of the joint venture.

Our consolidated financial statements include the accounts of all majority-owned subsidiary companies. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the manner and presentation in the current period. For the year ended December 31, 2013, we decreased cash flows from investing activities by $7 million with a corresponding decrease in cash flows from operating activities to adjust for accrued capital expenditures. For the year ended December 31, 2012, we increased cash flows from operating activities by $6 million with a corresponding decrease in the effects of exchange rate changes on cash and cash equivalents. These adjustments are not considered material for the year ended December 31, 2013 and 2012.

During the year ended December 31, 2014, we recorded out-of-period adjustments that should have been recorded during 2012 that decreased cost of goods sold by $6 million, decreased loss before income taxes by $6 million, decreased net loss by $5 million and decreased loss per share by $0.03. Also during the year ended December 31, 2014, we recorded out-of-period adjustments that should have been recorded during 2013 that increased cost of goods sold by $6 million, increased selling, general and administrative expenses by $1 million, increased loss before income taxes by $7 million, increased net loss by $5 million and increased loss per share by $0.04. After evaluating the quantitative and qualitative aspects of the adjustments, we concluded the effect of these adjustments, individually and in the aggregate, was not material to our previously issued consolidated financial statements or to our 2014 consolidated financial statements.

Use of Estimates

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

2. Significant Accounting Policies

Foreign Currency

The U.S. dollar is the functional currency for our operations, except for our South African operations, whose functional currency is the Rand, and our European operations, whose functional currency is the Euro. We determine the functional currency of each subsidiary based on a number of factors, including the predominant currency for revenues, expenditures and borrowings. Adjustments from the remeasurement of non-functional currency monetary assets and liabilities are recorded in “Other income (expense), net” in the Consolidated Statements of Operations. When the subsidiary’s functional currency is not the U.S. dollar, translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are recorded in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets.

Gains and losses on intercompany foreign currency transactions that are not expected to be settled in the foreseeable future are reported in the same manner as translation adjustments.

Revenue Recognition

Revenue is recognized when risk of loss and title to the product is transferred to the customer, pricing is fixed or determinable, and collection is reasonably assured. All amounts billed to a customer in a sales transaction related to shipping and handling represent revenues earned and are reported as net sales. Accruals are made for sales returns and other allowances, which are recorded in “Net sales” in the Consolidated Statements of Operations, and are based on our historical experience and current business conditions.

Cost of Goods Sold

Cost of goods sold includes costs for purchasing, receiving, manufacturing, and distributing products, including raw materials, energy, labor, depreciation, depletion, shipping and handling, freight, warehousing, and other production costs.

Research and Development

Research and development costs, included in “Selling, general and administrative expenses” in the Consolidated Statements of Operation comprising of salaries, building costs, utilities, administrative expenses, and allocations of corporate costs, were $11 million, $10 million, and $9 million during 2014, 2013, and 2012, respectively, and were expensed as incurred.

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

The amount of income taxes we pay is subject to ongoing audits by federal, state, and foreign tax authorities, which may result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We assess our income tax positions, and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions for which it is more likely than not that a tax benefit will be sustained, we record the amount that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties are accrued as part of tax expense, where applicable. If we do not believe that it is more likely than not that a tax benefit will be sustained, no tax benefit is recognized. See Note 7.

Earnings per Share

Basic and diluted earnings per share are calculated using the two-class method. Under the two-class method, earnings used to determine basic earnings per share are reduced by an amount allocated to participating securities. Participating securities include restricted shares issued under the Tronox Management Equity Incentive Plan (see Note 22) and the T-Bucks Employee Participation Plan (see Note 22), both of which contain non-forfeitable dividend rights. Our unexercised options, unexercised Series A and Series B Warrants (see Note 20), and unvested restricted share units do not contain non-forfeitable rights to dividends and, as such, are not considered in the calculation of basic earnings per share. Our unvested restricted shares do not have a contractual obligation to share in losses; therefore, when we record a net loss, none of the loss is allocated to participating securities. Consequently, in periods of net loss, the two class method does not have an effect on basic loss per share.

Diluted earnings per share is calculated by dividing net earnings allocable to ordinary shares by the weighted-average number of ordinary shares outstanding for the period, as adjusted for the potential dilutive effect of non-participating restricted share units, options, and Series A and Series B Warrants. The options and Series A and Series B Warrants are included in the calculation of diluted earnings per ordinary share utilizing the treasury stock method. See Note 8.

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

See Note 9.

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

At both December 31, 2014 and 2013, we had restricted cash in Australia related to outstanding letters of credit of $3 million.

Accounts Receivable, net of allowance for doubtful accounts

A significant portion of our liquidity is concentrated in trade accounts receivable that arise from sales of TiO2 and titanium feedstock to customers in the TiO2 industry. The industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. In addition, due to our international operations, we are subject to potential trade restrictions and sovereign risk in certain countries we operate in. We perform credit evaluations of our customers, and take actions deemed appropriate to mitigate credit risk. Only in certain specific occasions do we require collateral in the form of bank or parental guarantees or guarantee payments. We maintain allowances for potential credit losses based on specific customer review and current financial conditions. See Note 10.

Inventories, net

Pigment inventories are stated at the lower of actual cost or market, net of allowances for obsolete and slow-moving inventory. The cost of finished goods inventories is determined using the first-in, first-out method. Carrying values include material costs, labor, and associated indirect manufacturing expenses. Costs for materials and supplies, excluding ore, are determined by average cost to acquire. Raw materials are carried at actual cost. Mineral Sands inventories are stated at the lower of the weighted-average cost of production or market. We review, annually and at the end of each quarter, the cost of our inventory in comparison to its net realizable value. We also periodically review our inventory for obsolescence (inventory that is no longer marketable for its intended use). In either case, we record any write-down equal to the difference between the cost of inventory and its estimated net realizable value based on assumptions about alternative uses, market conditions and other factors. Inventories expected to be sold or consumed within twelve months after the balance sheet date are classified as current assets and all other inventories are classified as non-current assets. See Note 11.

Long Lived Assets

Property, plant and equipment, net is stated at cost less accumulated depreciation, and is depreciated over its estimated useful life using the straight-line method as follows:

Land improvements	10 — 20 years
Buildings	10 — 40 years
Machinery and equipment	3 — 25 years
Furniture and fixtures	10 years

Maintenance and repairs are expensed as incurred, except for costs of replacements or renewals that improve or extend the lives of existing properties, which are capitalized. Upon retirement or sale, the cost and related accumulated depreciation are removed from the respective account, and any resulting gain or loss is included in “Cost of goods sold” or “Selling, general, and administrative expenses” in the Consolidated Statements of Operations. See Note 12.

We capitalize interest costs on major projects that require an extended period of time to complete. See Note 16.

Mineral property acquisition costs are capitalized as tangible assets when management determines that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and anticipated exploration and development expenditures. Mineral leaseholds are depleted over their useful lives as determined under the units of production method. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property through the commencement of production are capitalized. See Note 13.

Intangible assets are stated at cost less accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 20 years. See Note 14.

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

Long-term Debt

Long-term debt is stated net of unamortized original issue premium or discount. Premiums or discounts are amortized using the effective interest method with amortization expense recorded in “Interest and debt expense, net” in the Consolidated Statements of Operations. Deferred debt issuance costs are recorded in “Other long-term assets” in the Consolidated Balance Sheets, and are amortized using the effective interest method with amortization expense recorded in “Interest and debt expense, net” in the Consolidated Statements of Operations. See Note 16.

Asset Retirement Obligations

Asset retirement obligations are recorded at their estimated fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is measured using expected future cash outflows discounted at our credit-adjusted risk-free interest rate, which are considered Level 2 inputs. We classify accretion expense related to asset retirement obligations as a production cost, which is included in “Cost of goods sold” in the Consolidated Statements of Operations. See Note 17.

Derivative Instruments

Derivative instruments are recorded in the Consolidated Balance Sheets at their fair values. Changes in the fair value of derivative instruments not designated for hedge accounting treatment are recorded in “Other income (expense), net” in the Consolidated Statements of Operations. See Note 18.

Environmental Remediation and Other Contingencies

We recognize a loss and record an undiscounted liability when litigation has commenced or a claim or assessment has been asserted, or, based on available information, commencement of litigation or assertion of a claim or assessment is probable, and the associated costs can be reasonably estimated. See Note 19.

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

Share-based Compensation

Equity Restricted Share and Restricted Share Unit Awards — The fair value of equity instruments is measured based on the share price on the grant date and is recognized over the vesting period. These awards contain service, market, and/or performance conditions. For awards containing only a service or a market condition, we have elected to recognize compensation costs using the straight-line method over the requisite service period for the entire award. For awards containing a market condition, the fair value of the award is measured using the Monte Carlo simulation under a lattice model approach. For awards containing a performance condition, the fair value is the grant date close price and compensation expense is not recognized until we conclude that it is probable that the performance condition will be met. We reassess the probability at least quarterly. See Note 22.

Liability Restricted Share Awards — Restricted share awards classified as liability awards contain only a service condition, and have graded vesting provisions. Liability awards are re-measured to fair value at each reporting date. See Note 22.

Option Awards — The Black-Scholes option pricing model is utilized to measure the fair value of options on the grant date. The options contain only service conditions, and have graded vesting provisions. We have elected to recognize compensation costs using the straight-line method over the requisite service period for the entire award. See Note 22.

Recent Accounting Pronouncements

During 2014, we adopted ASU 2013-5, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which addresses the treatment of the cumulative translation adjustment into net income when a parent either sells or liquidates a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The adoption of this guidance did not have an impact on our consolidated financial statements, as we had previously accounted for the liquidation of our non-operating subsidiaries in this manner.

In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers (“ASU 2014-9”), which states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for periods beginning after December 31, 2016, and will be applied either retrospectively or on a modified retrospective basis. We have not yet determined the impact, if any, that ASU 2014-9 will have on our consolidated financial statements.

3. Anadarko Litigation

In May 2009, we commenced an adversary proceeding in the U.S. Bankruptcy Court for the Southern District of New York (Manhattan) (the “Bankruptcy Court”) against Kerr-McGee Corp. (“Kerr-McGee”) and its parent, Anadarko Petroleum Corp. (“Anadarko”), related to the 2006 spin-off of Tronox Incorporated (Tronox Incorporated v. Anadarko (In re Tronox Inc.)), 09-1198 (the “Anadarko Litigation”). Pursuant to the plan of reorganization, we assigned the rights to any pre-tax proceeds that may be recovered in the Anadarko Litigation to our creditors.

On May 29, 2014, the Bankruptcy Court approved a settlement with Anadarko for $5.15 billion. On January 23, 2015, Anadarko paid $5.2 billion, including approximately $65 million of accrued interest, pursuant to the terms of the settlement agreement. We did not receive any portion of the settlement amount. Instead, 88% of the $5.2 billion will go to trusts and other governmental entities for the remediation of polluted sites by Kerr-McGee. The remaining 12% will be distributed to a tort trust to compensate individuals injured as a result of Kerr-McGee’s environmental failures.

We received a private letter ruling from the U.S. Internal Revenue Service confirming that the trusts that held the claims against Anadarko are grantor trusts of Tronox Incorporated solely for federal income tax purposes. As a result, we believe we will be entitled to tax deductions equal to the amount spent by the trusts to remediate environmental matters and to compensate the injured individuals. These deductions will accrue over the life of the trusts as the $5.2 billion is spent. We believe that these expenditures and the accompanying tax deductions may continue for decades. We have recorded deferred tax assets of $2.0 billion related to the $5.2 billion of expected future tax deductions from trust expenditures. These deferred tax assets are fully offset by valuation allowances.

4. Restructuring Expense

During 2014, we commenced a cost reduction initiative. The initiative involved a reduction in our workforce by approximately 135 employees and outside contractor positions. The charge resulting from this initiative was $15 million, which was recorded in “Restructuring expense” in the Consolidated Statements of Operations during 2014. The charges consist of employee severance costs of $13 million, as well as outplacement services and other associated costs and expenses of $2 million. Of the total $15 million charge, we incurred $14 million in cash expenditures, of which $10 million was paid during 2014. We expect to pay the remaining $4 million during the first half of 2015.

A summary in the changes in the liability established for restructuring, which is included in “Accrued liabilities” in the Consolidated Balance Sheet, is as follows:

Restructuring Liability
Balance, January 1, 2014	$—
Severance, outplacement services and other related costs	15
Cash payments	(10)
Noncash expense	(1)
Balance, December 31, 2014	$4

Restructuring expense by segment during 2014 was as follows:

Restructuring Expense
Mineral Sands segment	$7
Pigment segment	5
Corporate and Other	3
Total	$15

5. Liquidation of Non-Operating Subsidiaries

During 2014, we completed the liquidation of a non-operating subsidiary, Tronox Pigments International GmbH, for which we recognized a noncash loss from the realization of cumulative translation adjustments of $35 million, which was recorded in “Net gain (loss) on liquidation of non-operating subsidiaries” in the Consolidated Statements of Operations. During 2013, we completed the liquidation of two non-operating subsidiaries, Tronox (Luxembourg) Holdings S.a.r.l. and Tronox Luxembourg S.a.r.l., for which we recognized a net noncash gain from the realization of cumulative translation adjustments of $24 million, which was recorded in “Net gain (loss) on liquidation of non-operating subsidiaries” in the Consolidated Statements of Operations.

6. Other Income (Expense), Net

Other income (expense), net is comprised of the following:

	Year Ended December 31,
	2014	2013	2012
Net realized and unrealized foreign currency gains (losses)	$5	$39	$(8)
Interest income	13	8	2
Pension and postretirement benefit curtailment gains (1)	9	—	—
Other	—	(1)	(1)
Total	$27	$46	$(7)

(1)	During 2014, we recognized curtailment gains related to our U.S. postretirement healthcare plan and our Netherlands pension plan. See Note 23.

7. Income Taxes

Our operations are conducted through various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.

Income (loss) before income taxes is comprised of the following:

	Year Ended December 31,
	2014	2013	2012
Australia	$(242)	$(185)	$1,019
International	93	124	(11)
Income (loss) before income taxes	$(149)	$(61)	$1,008

The income tax benefit (provision) is summarized below:

	Year Ended December 31,
	2014	2013	2012
Australian:
Current	$(15)	$(11)	$(28)
Deferred	(183)	35	124
International:
Current	(15)	(23)	(9)
Deferred	(55)	(30)	38
Income tax benefit (provision)	$(268)	$(29)	$125

The following table reconciles the applicable statutory income tax rates to our effective income tax rates for “Income tax benefit (provision)” as reflected in the Consolidated Statements of Operations.

	Year Ended December 31,
	2014	2013	2012
Statutory tax rate	30%	30%	30%
Increases (decreases) resulting from:
Tax rate differences	78	191	(6)
Disallowable expenditures	(17)	(10)	(1)
Gain on bargain purchase, net of tax	—	—	(31)
Resetting of tax basis to market value	—	—	(7)
Valuation allowances	(1,577)	(259)	(1)
Anadarko litigation settlement	1,341	—	—
State NOL limitations	(15)	—	—
Withholding taxes	(24)	(59)	2
Prior year accruals	(2)	22	—
Change in uncertain tax positions	—	6	—
Foreign exchange	1	17	—
Tax credits	2	8	—
Branch taxation	4	6	—
Other, net	(1)	—	2
Effective tax rate	(180)%	(48)%	(12)%

The effective tax rate for each of the years ended December 31, 2014, 2013, and 2012 differs from the Australian statutory rate of 30%. Historically, the differences were primarily due to valuation allowances, income in foreign jurisdictions taxed at rates lower than 30%, and withholding tax accruals on interest income. Additionally, the effective tax rate for 2014 is impacted by $58 million and $255 million, respectively, due to increases to full valuation allowances in The Netherlands and Australia. The Anadarko Litigation settlement of $5.2 billion provided us with additional deferred tax assets of $2.0 billion, which were offset by full valuation allowances in the United States of $2.0 billion. As a result of an ownership change on June 15, 2012, our ability to use federal losses was not impacted; however, due to state apportionment impacts and carryforward periods, our state losses were limited. This limitation resulted in the loss of $23 million of deferred tax assets but was fully offset by a reduction of the related valuation allowances.

The statutory tax rates on income earned in South Africa (28% for limited liability companies), The Netherlands (25% for corporations), and the United Kingdom (23.25% for corporations and limited liability companies and not applicable for certain limited liability partners) are lower than the Australian statutory rate of 30%. The statutory tax rate, applied against losses in the United States (35% for corporations), is higher than the Australian statutory rate of 30%. Also, we continue to maintain a full valuation allowance in the United States.

Net deferred tax assets (liabilities) at December 31, 2014 and 2013 were comprised of the following:

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss and other carryforwards	$626	$659
Property, plant and equipment	324	293
Reserves for environmental remediation and restoration	26	28
Obligations for pension and other employee benefits	87	72
Investments	28	32
Grantor trusts	2,118	100
Inventory	15	9
Interest	314	226
Other accrued liabilities	11	20
Unrealized foreign exchange losses	2	3
Other	14	13
Total deferred tax assets	3,565	1,455
Valuation allowance associated with deferred tax assets	(3,345)	(982)
Net deferred tax assets	220	473
Deferred tax liabilities:
Property, plant and equipment	(266)	(288)
Intangibles	(103)	(108)
Inventory	(10)	(19)
Unrealized foreign exchange gains	(25)	(22)
Other	(7)	(8)
Total deferred tax liabilities	(411)	(445)
Net deferred tax asset (liability)	$(191)	$28
Balance sheet classifications:
Deferred tax assets — current	$13	$47
Deferred tax assets — long-term	9	192
Deferred tax liabilities — current	(9)	(7)
Deferred tax liabilities — long-term	(204)	(204)
Net deferred tax asset (liability)	$(191)	$28

The net deferred tax assets (liabilities) reflected in the above table include deferred tax assets related to grantor trusts, which were established as Tronox Incorporated emerged from bankruptcy during 2011. The balances relate to the assets contributed to such grantor trusts by Tronox Incorporated. Additionally, as a result of the resolution of the Anadarko Litigation of $5.2 billion, we have recorded additional deferred tax assets of $2.0 billion. This increase has been fully offset by valuation allowances. See Note 3 for discussion of the resolution of the Anadarko Litigation.

During 2014 and 2013, the total changes to the valuation allowance were an increase of $2.4 billion and an increase of $229 million, respectively. The table below sets forth the changes, by jurisdiction:

	December 31,
	2014	2013
Australia	$255	$118
United States	2,058	87
The Netherlands	50	25
South Africa	—	(1)
Total increase in valuation allowances	$2,363	$229

At December 31, 2014, we now maintain full valuation allowances related to the total net deferred tax assets in Australia, the United States, and The Netherlands, as we cannot objectively assert that these deferred tax assets are more likely than not to be realized. Future provisions for income taxes will include no tax benefits with respect to losses incurred and tax expense only to the extent of current state tax payments until the valuation allowances are eliminated. Additionally, we have valuation allowances against specific tax assets in South Africa.

These conclusions were reached by the application of ASC 740, Income Taxes, which requires that all available positive and negative evidence be weighted to determine whether a valuation allowance should be recorded. The more significant evidential matter in Australia, the United States, and The Netherlands relates to recent book losses and the lack of sufficient projected taxable income. The more significant evidential matter for South Africa relates to assets that cannot be depleted or depreciated for tax purposes.

An ownership change occurred during 2012, as a result of the Transaction. These ownership changes resulted in a limitation under IRC Sections 382 and 383 related to U.S. net operating losses. We do not expect that the application of these net limitations will have any material effect on our U.S. federal income tax liabilities; however, for the year ended December 31, 2014, we have now reduced our state net operating loss carryforwards and the related deferred tax benefits. The loss of these benefits is offset by a corresponding reduction in the valuation allowances.

The deferred tax assets generated by tax loss carryforwards in Australia, the United States, and The Netherlands have been fully offset by valuation allowances. The expiration of these carryforwards at December 31, 2014 is shown below. The Australian and South African tax loss carryforwards do not expire.

	Australia	U.S. Federal	U.S. State	Other	Tax Loss Carryforwards Total
2015	$—	$—	$—	$—	$—
2016	—	—	8	—	8
2017	—	—	—	—	—
2018	—	—	4	—	4
2019	—	—	1	—	1
Thereafter	—	1,231	776	152	2,159
No Expiration	306	—	—	47	353
Total tax loss carryforwards	$306	$1,231	$789	$199	$2,525

At December 31, 2014, Tronox Limited had foreign subsidiaries with undistributed earnings. Although we would not be subject to income tax on these earnings, amounts totaling $118 million could be subject to withholding tax if distributed. Tronox Incorporated had certain foreign subsidiaries with undistributed earnings totaling $179 million. We have made no provision for deferred taxes for either Tronox Limited or Tronox Incorporated related to these undistributed earnings because they are considered to be indefinitely reinvested outside of the parents’ taxing jurisdictions.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2014 and 2013 is as follows:

	Year Ended December 31,
	2014	2013
Balance at January 1	$1	$4
Reductions for tax positions related to prior years	—	(3)
Balance at December 31	$1	$1

Included in the balance at December 31, 2014 and 2013, were tax positions of $1 million and $1 million, respectively, for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. None of these net benefits, if recognized, would impact the effective income tax rate.

As a result of potential settlements, it is reasonably possible that our gross unrecognized tax benefits from timing differences may decrease within the next twelve months by $1 million.

During 2014, 2013, and 2012, we did not recognize any gross interest or penalties in “Income tax benefit (provision)” in the Consolidated Statements of Operations related to unrecognized tax benefits. At December 31, 2014 and 2013, we had no remaining accruals for the gross payment of interest and penalties related to unrecognized tax benefits, and the noncurrent liability section of the Consolidated Balance Sheets reflected $1 million and $1 million, respectively, as the reserve for uncertain tax positions.

Our Australian returns are closed through 2011. However, under Australian tax laws, transfer pricing issues have no limitation period. Our U.S. returns are closed for years through 2010, with the exception of an amendment filed for the 2007 tax year. Our Netherlands returns are closed through 2012. In accordance with the Transaction Agreement, we are not liable for income taxes of the acquired companies with respect to periods prior to the Transaction Date.

We believe that we have made adequate provision for income taxes that may be payable with respect to years open for examination; however, the ultimate outcome is not presently known and, accordingly, additional provisions may be necessary and/or reclassifications of noncurrent tax liabilities to current may occur in the future.

8. Earnings Per Share

The computation of basic and diluted earnings (loss) per share for the periods indicated is as follows:

	Year Ended December 31,
	2014	2013	2012
Numerator – Basic and Diluted:
Net income (loss)	$(417)	$(90)	$1,133
Net income (loss) attributable to noncontrolling interest	10	36	(1)
Net income (loss) attributable to Tronox Limited	(427)	(126)	1,134
Less: Dividends paid (2)	—	—	(61)
Undistributed earnings (loss)	(427)	(126)	1,073
Percentage allocated to ordinary shares	100%	100%	99.3%
Undistributed earnings (loss) allocated to ordinary shares	(427)	(126)	1,065
Add: Dividends paid allocated to ordinary shares (2)	—	—	60
Earnings (loss) available to ordinary shares	$(427)	$(126)	$1,125
Denominator – Basic:
Weighted-average ordinary shares (in thousands)	114,281	113,416	98,985
Add: Effect of dilutive securities:
Restricted stock	—	—	49
Warrants	—	—	2,372
Denominator – Dilutive	114,281	113,416	101,406
Earnings (loss) per ordinary share (1):
Basic earnings (loss) per ordinary share	$(3.74)	$(1.11)	$11.37
Diluted earnings (loss) per ordinary share	$(3.74)	$(1.11)	$11.10

(1)	Our participating securities do not have a contractual obligation to share in losses; therefore, when we have a net loss, none of the loss is allocated to participating securities. Consequently, for the years ended December 31, 2014 and 2013, the two class method did not have an effect on our loss per ordinary share calculation, and as such, dividends paid during the year did not impact this calculation.
(2)	Loss per ordinary share amounts were calculated from exact, not rounded income (loss) and share information.

In computing diluted loss per share under the two-class method, we considered potentially dilutive shares. Anti-dilutive shares not recognized in the diluted earnings per share calculation were as follows:

	December 31, 2014		December 31, 2013		December 31, 2012
	Shares	Average Exercise Price	Shares	Average Exercise Price	Shares	Average Exercise Price
Options	2,560,875	$21.14	2,094,771	$20.63	612,439	$24.81
Series A Warrants (1)	1,273,917	$11.04	1,850,814	$11.52	—	$—
Series B Warrants (1)	1,715,986	$12.19	2,409,404	$12.71	—	$—
Restricted share units	875,776	$22.17	303,324	$21.08	18,990	$21.10

(1)	Series A Warrants and Series B Warrants were converted into Class A Shares at December 31, 2014 and 2013 using a rate of 5.29 and 5.18, respectively. See Note 20.

9. Fair Value Measurement

For financial instruments that are subsequently measured at fair value, the fair value measurement is grouped into levels. See Note 2.

At December 31, 2014 and 2013, the only financial instrument measured at fair value was the environmental rehabilitation trust, which amounted to $17 million and $22 million, respectively, and was categorized as Level 1. See Note 17.

The carrying amounts for cash and cash equivalents, accounts receivable, other current assets, accounts payable, short-term debt, and other current liabilities approximate their fair value because of the short-term nature of these instruments.

Our debt is recorded at historical amounts. At both December 31, 2014 and 2013, the fair value of the Term Loan was $1.5 billion. At December 31, 2014 and 2013, the fair value of the Notes was $903 million and $924 million, respectively. We determined the fair value of the Term Loan, the Notes and the Term Facility using Bloomberg market prices. The fair value hierarchy for the Term Loan and the Notes is a Level 1 input.

10. Accounts Receivable, Net of Allowance for Doubtful Accounts

Accounts receivable, net of allowance of doubtful accounts, consisted of the following:

	December 31,
	2014	2013
Trade receivables	$272	$304
Other	6	6
Gross	278	310
Allowance for doubtful accounts	(1)	(2)
Net	$277	$308

Bad debt expense was less than $1 million, $1 million and $1 million for the years ended December 31, 2014, 2013 and 2012, respectively, and was recorded in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.

11. Inventories, Net

Inventories, net consisted of the following:

	December 31,
	2014	2013
Raw materials	$329	$320
Work-in-process	77	24
Finished goods	303	310
Materials and supplies, net (1)	118	105
Total	827	759
Less: Inventories, net – non-current	(57)	—
Inventories, net – current	$770	$759

(1)	Consists of processing chemicals, maintenance supplies, and spare parts, which will be consumed directly and indirectly in the production of our products.

Finished goods includes inventory on consignment of $42 million and $48 million at December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, inventory obsolescence reserves were $14 million and $13 million, respectively. During 2014, 2013, and 2012, we recognized a net lower of cost or market charge of $3 million, a net lower of cost or market benefit of $20 million, and a net lower of cost or market charge of $47 million, respectively, which was included in “Cost of goods sold” in the Consolidated Statements of Operations.

12. Property, Plant and Equipment

Property, plant and equipment, net of accumulated depreciation and amortization, consisted of the following:

	December 31,
	2014	2013
Land and land improvements	$80	$79
Buildings	187	181
Machinery and equipment	1,225	1,156
Construction-in-progress	149	133
Other	35	28
Total	1,676	1,577
Less accumulated depreciation and amortization	(449)	(319)
Property, plant and equipment, net	$1,227	$1,258

Depreciation expense related to property, plant and equipment during 2014, 2013, and 2012 was $158 million, $191 million, and $127 million, respectively, of which $155 million, $187 million, and $125 million, respectively, was recorded in “Cost of goods sold” in the Consolidated Statements of Operations and $3 million, $4 million, and $2 million, respectively, was recorded in “Selling, general and administrative expenses” in the Consolidated Statements of Operations

13. Mineral Leaseholds

Minerals leaseholds, net of accumulated depletion, consisted of the following:

	December 31,
	2014	2013
Mineral leaseholds	$1,336	$1,388
Less accumulated depletion	(278)	(172)
Net	$1,058	$1,216

Depletion expense related to mineral leaseholds during 2014, 2013, and 2012 was $110 million, $115 million, and $59 million, respectively, which was recorded in “Cost of goods sold” in the Consolidated Statements of Operations.

14. Intangible Assets

Intangible assets, net of accumulated amortization, consisted of the following:

	December 31, 2014			December 31, 2013
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$294	$(79)	$215	$294	$(59)	$235
TiO2 technology	32	(6)	26	32	(5)	27
Internal-use software	39	(10)	29	40	(6)	34
Other	9	(7)	2	9	(5)	4
Total	$374	$(102)	$272	$375	$(75)	$300

Amortization expense related to intangible assets during 2014, 2013, and 2012 was $27 million, $27 million, and $25 million, respectively, which was recorded in “Selling, general and administrative expenses” in the

Consolidated Statements of Operations. Estimated future amortization expense related to intangible assets is $27 million for 2015, $25 million for 2016, $25 million for 2017, $25 million for 2018, $25 million for 2019, and $145 million thereafter.

15. Accrued Liabilities

Accrued liabilities of the following:

	December 31,
	2014	2013
Employee-related costs and benefits	$62	$55
Taxes other than income taxes	37	44
Interest	22	22
Sales rebates	19	18
Other	7	7
Total	$147	$146

16. Debt

UBS Revolver

We have a global senior secured asset-based syndicated revolving credit facility with UBS AG (the “UBS Revolver”) with a maturity date of June 18, 2017. The UBS Revolver provides us with a committed source of capital with a principal borrowing amount of up to $300 million, subject to a borrowing base. Obligations under the UBS Revolver are collateralized by a first priority lien on substantially all of our existing, and future deposit accounts, inventory, and account receivables, and certain related assets, excluding those held by our South African subsidiaries, Netherland’s subsidiaries, and Bahamian subsidiary, and a second priority lien on all of our other assets, including capital shares. At December 31, 2014 and 2013, our borrowing base was $276 million and $210 million, respectively. During 2014 and 2013, we had no drawdowns or repayments on the UBS Revolver. At both December 31, 2014 and 2013, there were no outstanding borrowings on the UBS Revolver.

The UBS Revolver bears interest at our option at either (i) the greater of (a) the lenders’ prime rate, (b) the Federal funds effective rate plus 0.50%, and (c) the adjusted London Interbank Offered Rate (“LIBOR”) for a one-month period plus 1%) or (ii) the adjusted LIBOR, in each case plus the applicable margin. The applicable margin ranges from 1.5% to 2% for borrowings at the adjusted LIBOR, and from 0.5% to 1% for borrowings at the alternate base rate, based upon the average daily borrowing availability.

ABSA Revolving Credit Facility

We have a R1.3 billion (approximately $113 million at December 31, 2014) revolving credit facility with ABSA Bank Limited (“ABSA”) acting through its ABSA Capital Division (the “ABSA Revolver”) with a maturity date of June 14, 2017. On December 12, 2014, we entered into a First Amended and Restated Revolving Credit Facility Agreement with ABSA, whereby the ABSA Revolver was increased from R900 million to R1.3 billion, and the margin increased from 3.5% to 3.9%. The ABSA Revolver bears interest at (i) the base rate (defined as one month JIBAR, which is the mid-market rate for deposits in South African Rand for a period equal to the relevant period which appears on the Reuters Screen SAFEY Page alongside the caption YLD) as of 11h00 Johannesburg time on the first day of the applicable period, plus (ii) the Margin, which is 3.9%.

During 2014, we had no drawdowns or repayments on the ABSA Revolver. During 2013, we had no drawdowns and a repayment of $30 million. During 2012, we had drawdowns of $54 million and repayments of $24 million. The weighted average interest rate was 8.5% during both 2013 and 2012. At both December 31, 2014 and 2013, there were no outstanding borrowings on the ABSA Revolver.

	Original Principal	Maturity Date	December 31,
			2014	2013
Term Loan, net of unamortized discount (1)	$1,500	3/19/2020	$1,468	$1,482
Senior Notes	$900	8/15/2020	900	900
Co-generation Unit Financing Arrangement	$16	2/1/2016	3	6
Lease financing			22	25
Total borrowings			2,393	2,413
Less: Noncurrent borrowings due in one year			(18)	(18)
Noncurrent borrowings			$2,375	$2,395

(1)	Average effective interest rate of 4.6% during 2014 and 5% during 2013.

At December 31, 2014, the scheduled maturities of our long-term debt were as follows:

Total Borrowings
2015	$18
2016	16
2017	16
2018	16
2019	16
Thereafter	2,318
Total	2,400
Remaining accretion associated with the Term Loan	(7)
Total borrowings	$2,393

Term Loan

On March 19, 2013, we, along with our wholly owned subsidiary, Tronox Pigments (Netherlands) B.V., and certain of our subsidiaries named as guarantors, entered into a Second Amended and Restated Credit and Guaranty Agreement (the “Second Agreement”) with Goldman Sachs Bank USA, as administrative agent and collateral agent, and Goldman Sachs Bank USA, UBS Securities LLC, Credit Suisse Securities (USA) LLC and RBC Capital Markets, as joint lead arrangers, joint bookrunners and co-syndication agents. Pursuant to the Second Agreement, we obtained a $1.5 billion senior secured term loan (the “Term Loan”). The Term Loan was issued net of an original issue discount. At December 31, 2014 and 2013, the unamortized discount was $7 million and $11 million, respectively. We made principal repayments during 2014 and 2013 of $17 million and $8 million, respectively.

On April 23, 2014, we, along with our wholly owned subsidiary, Tronox Pigments (Netherlands) B.V., and certain of our subsidiaries named as guarantors, entered into a Third Amendment to the Credit and Guaranty Agreement (the “Third Agreement”) with the lender parties thereto and Goldman Sachs Bank USA, as administrative agent, which amends the Second Agreement. The Third Agreement provides for the re-pricing of the Term Loan by replacing the existing definition of “Applicable Margin” with a grid pricing matrix dependent upon our public corporate family rating as determined by Moody’s and Standard & Poor’s (with the interest rate under the Third Agreement remaining subject to Eurodollar Rate and Base Rate floors, as defined in the Third Agreement). Pursuant to the Third Agreement, based upon our current public corporate family rating by Moody’s and Standard & Poor’s, the current interest rate per annum is 300 basis points plus LIBOR (subject to a LIBOR floor of 1% per annum) compared to 350 basis points plus LIBOR (subject to a LIBOR floor of 1% per annum) in the Second Agreement. The Third Agreement also amended certain provisions of the Second Agreement to permit us and certain of our subsidiaries to obtain new cash flow revolving credit facilities in place of our existing asset based revolving credit facility. The maturity date under the Second Agreement and all other material terms of the Second Agreement remain the same under the Third Agreement.

The Third Agreement resulted in a modification for certain lenders and an extinguishment for other lenders. Accordingly, we recognized an $8 million charge during 2014 for the early extinguishment of debt resulting from the write-off of deferred debt issuance costs and discount on debt associated with the Second Agreement. We also paid $2 million of new debt issuance costs related to the Third Agreement during 2014, which were recorded in “Other long-term assets” in the Consolidated Balance Sheets.

Senior Notes

On August 20, 2012, our wholly owned subsidiary, Tronox Finance LLC, completed a private placement offering of $900 million aggregate principal amount of senior notes at par value (the “Senior Notes”). The Senior Notes bear interest semiannually at a rate equal to 6.375%, and are fully and unconditionally guaranteed on a senior, unsecured basis by us and certain of our subsidiaries. The Senior Notes were initially offered to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act.

On September 17, 2013, Tronox Finance LLC issued $900 million in aggregate principal amount of registered 6.375% Senior Notes due 2020 in exchange for its then existing $900 million in aggregate principal amount of its 6.375% Senior Notes due 2020. The Senior Notes are guaranteed by Tronox and certain of its subsidiaries. See Note 27.

Lease Financing

We have capital lease obligations in South Africa, which are payable through 2031 at a weighted average interest rate of approximately 14%. At December 31, 2014 and 2013, such obligations had a net book value of assets recorded under capital leases aggregating $20 million and $23 million, respectively. During 2014, 2013, and 2012, we made principal payments of less than $1 million for all periods.

At December 31, 2014, future minimum lease payments, including interest, were as follows:

	Principal Repayments	Interest	Total Payments
2015	$1	$3	$4
2016	1	3	4
2017	1	3	4
2018	1	3	4
2019	1	2	3
Thereafter	18	18	36
Total	23	32	55

Debt Covenants

At December 31, 2014, we had financial covenants in the UBS Revolver, the ABSA Revolver and the Term Loan; however, only the ABSA Revolver had a financial maintenance covenant that applies to local operations and only when the ABSA Revolver is drawn upon. The Term Loan and the UBS Revolver are subject to an intercreditor agreement pursuant to which the lenders’ respective rights and interests in the security are set forth. We were in compliance with all our financial covenants as of and for the year ended December 31, 2014.

Interest and debt expense, net

Interest and debt expense in the Consolidated Statements of Operations consisted of the following:

	Year Ended December 31,
	2014	2013	2012
Bank borrowings	$124	$122	$53
Amortization of deferred debt issuance costs and discounts on debt	10	9	10
Other	2	4	4
Capitalized interest	(3)	(5)	(2)
Total interest and debt expense, net	$133	$130	$65

In connection with obtaining debt, we incurred debt issuance costs, which are being amortized through the respective maturity dates using the effective interest method. At December 31, 2014 and 2013, we had $44 million and $57 million, respectively, of deferred debt issuance costs, which are recorded in “Other long-term assets” in the Consolidated Balance Sheets.”

17. Asset Retirement Obligations

Asset retirement obligations consist primarily of rehabilitation and restoration costs, landfill capping costs, decommissioning costs, and closure and post-closure costs. Activity related to asset retirement obligations was as follows:

	Year Ended December 31,
	2014	2013
Beginning balance	$96	$113
Additions	5	—
Accretion expense	4	2
Remeasurement/translation	(9)	(16)
Changes in estimates, including cost and timing of cash flows	—	(1)
Settlements/payments	(6)	(2)
Ending balance	$90	$96
Current portion included in “Accrued liabilities”	$5	$6
Noncurrent portion included in “Asset retirement obligations”	$85	$90

We used the following assumptions in determining asset retirement obligations at December 31, 2014: inflation rates between 2.5%-6.8% per year; credit adjusted risk-free interest rates between 3.2%-15.4%; and the life of mines between 2-36 years.

Environmental Rehabilitation Trust

In accordance with applicable regulations, we have established an environmental rehabilitation trust for the prospecting and mining operations in South Africa, which receives, holds, and invests funds for the rehabilitation or management of asset retirement obligations. The trustees of the fund are appointed by us, and consist of sufficiently qualified employees capable of fulfilling their fiduciary duties. At December 31, 2014 and 2013, the environmental rehabilitation trust assets were $17 million and $22 million, respectively, which were recorded in “Other long-term assets” in the Consolidated Balance Sheets.

18. Derivative Instruments

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

In order to manage this risk, we enter into currency forward contracts to buy and sell foreign currencies as “economic hedges” for these foreign currency transactions. Our currency forward contracts were not designated for hedge accounting treatment under ASC 815, Derivatives and Hedging. As such, changes in the fair value were recorded in “Other income (expense), net” in the Consolidated Statements of Operations. During 2014 and 2013, we recorded a net loss of $1 million and a net gain of $2 million, respectively. At December 31, 2014 and 2013, we did not have any forward contracts in place. We did not utilize forward contracts during 2012.

19. Commitments and Contingencies

Leases—We lease office space, storage, and equipment under non-cancelable lease agreements, which expire on various dates through 2023. Total rental expense related to operating leases was $26 million, $42 million, and $8 million during 2014, 2013, and 2012, respectively.

At December 31, 2014, minimum rental commitments under non-cancelable operating leases were as follows:

Operating
2015	$19
2016	19
2017	12
2018	6
2019	3
Thereafter	21
Total	$80

Purchase Commitments—At December 31, 2014, purchase commitments were $225 million for 2015, $115 million for 2016, $68 million for 2017, $63 million for 2018, $60 million for 2019, and $306 million thereafter.

Letters of Credit—At December 31, 2014, we had outstanding letters of credit, bank guarantees, and performance bonds of $47 million, of which $24 million were letters of credit issued under the UBS Revolver, $20 million were bank guarantees issued by ABSA and $3 million were performance bonds issued by Westpac Banking Corporation.

Other Matters—From time to time, we may be party to a number of legal and administrative proceedings involving legal, environmental, and/or other matters in various courts or agencies. These proceedings, individually and in the aggregate, may have a material adverse effect on us. These proceedings may be associated with facilities currently or previously owned, operated or used by us and/or our predecessors, some of which may include claims for personal injuries, property damages, cleanup costs, and other environmental matters. Current and former operations may also involve management of regulated materials that are subject to various environmental laws and regulations including the Comprehensive Environmental Response Compensation and Liability Act, the Resource Conservation and Recovery Act or state equivalents. Similar environmental laws and regulations and other requirements exist in foreign countries in which we operate. Currently, we are not party to any pending legal or administrative proceedings that may have a material adverse effect, either individually or in the aggregate, on its business, financial condition or results of operations.

20. Shareholders’ Equity

Tronox Limited

The changes in outstanding Class A Shares and Class B Shares for the years ended December 31, 2014 and 2013 were as follows:

Class A Shares:
Balance at January 1, 2013	62,103,989
Shares issued for share-based compensation	109,790
Shares issued for warrants exercised	84,088
Shares issued for options exercised	51,751
Balance at December 31, 2013	62,349,618
Shares issued for share-based compensation	467,823
Shares issued for warrants exercised	836,518
Shares issued for options exercised	314,657
Balance at December 31, 2014	63,968,616
Class B Shares:
Balance at December 31, 2013	51,154,280
Balance at December 31, 2014	51,154,280

Warrants

We have outstanding Series A Warrants (the “Series A Warrants”) and Series B Warrants (the “Series B Warrants,” and together with the Series A Warrants, the “Warrants”). At December 31, 2014, holders of the Warrants were entitled to purchase 5.29 Class A Shares and receive $12.50 in cash at an exercise price of $58.41 for each Series A Warrant and $64.46 for each Series B Warrant. The Warrants have a seven-year term from the date initially issued and will expire on February 14, 2018. A holder may exercise the Warrants by paying the applicable exercise price in cash or exercising on a cashless basis. The Warrants are freely transferable by the holder. At December 31, 2014 and 2013, there were 240,816 and 357,300 Series A Warrants outstanding, respectively, and 324,383 and 465,136 Series B Warrants outstanding, respectively.

Dividends Declared

During 2014 and 2013, we declared and paid quarterly dividends to holders of our Class A Shares and Class B Shares as follows:

	Q1 2014	Q2 2014	Q3 2014	Q4 2014
Dividend per share	$0.25	$0.25	$0.25	$0.25
Total dividend	$29	$29	$29	$30
Record date (close of business)	March 10	May 19	August 18	November 17
	Q1 2013	Q2 2013	Q3 2013	Q4 2013
Dividend per share	$0.25	$0.25	$0.25	$0.25
Total dividend	$29	$28	$29	$29
Record date (close of business)	March 6	May 20	August 19	November 18

Accumulated Other Comprehensive Loss

The tables below present changes in accumulated other comprehensive loss by component for the years ended December 31, 2014, 2013 and 2012.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Total
Balance, January 1, 2012	$(6)	$(51)	$(57)
Other comprehensive loss	10	(10)	—
Amounts reclassified from accumulated other comprehensive loss	—	(38)	(38)
Balance, December 31, 2012	$4	$(99)	$(95)
Other comprehensive loss	(195)	28	(167)
Amounts reclassified from accumulated other comprehensive loss	(24)	2	(22)
Balance, December 31, 2013	$(215)	$(69)	$(284)
Other comprehensive income	(99)	(46)	(145)
Amounts reclassified from accumulated other comprehensive loss	35	(2)	33
Balance, December 31, 2014	$(279)	$(117)	$(396)

Share Split

On June 26, 2012, the Board of Directors of Tronox Limited (the “Board”) approved a 5-to-1 share split for holders of Class A Shares and Class B Shares at the close of business on July 20, 2012, by issuance of four additional shares for each share of the same class by way of bonus issue. As a result of the share split, we recorded an increase to Class A Shares and Class B Shares of $1 million and a corresponding decrease to “Retained earnings” in the Consolidated Balance Sheets.

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

21. Noncontrolling Interest

Exxaro has a 26% ownership interest in each of our Tronox KZN Sands (Pty) Ltd. and Tronox Mineral Sands (Pty) Ltd. subsidiaries in order to comply with the ownership requirements of the BEE legislation in South Africa. Exxaro is entitled to exchange this interest for approximately 3.2% in additional Class B Shares under certain circumstances. Exxaro also has a 26% ownership interest in certain of our other non-operating subsidiaries. We account for such ownership interest as “Noncontrolling interest” in our consolidated financial statements.

Noncontrolling interest activity was as follows:

Balance at January 1, 2012	$—
Fair value of noncontrolling interest on the Transaction Date	233
Net loss attributable to noncontrolling interest	(1)
Effect of exchange rate changes	1
Balance at December 31, 2012	233
Net income attributable to noncontrolling interest	36
Effect of exchange rate changes	(70)
Balance at December 31, 2013	199
Net income attributable to noncontrolling interest	10
Effect of exchange rate changes	(31)
Balance at December 31, 2014	$178

22. Share-based Compensation

Share-based compensation expense, which is recorded in both “Cost of goods sold” and “Selling, general and administrative expenses” in the Consolidated Statements of Operations, consisted of the following:

	Year Ended December 31,
	2014	2013	2012
Restricted shares and restricted share units	$13	$10	$29
Options	7	5	2
T-Bucks Employee Participation Plan	2	2	1
Total compensation expense	$22	$17	$32

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

Restricted Shares

During 2014, we granted restricted shares which vest ratably over a three-year period. These awards are classified as equity awards, and are accounted for using the fair value established at the grant date.

The following table presents a summary of activity for the year ended December 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2014	1,148,795	$20.62
Granted	38,766	22.17
Vested	(459,985)	18.17
Forfeited	(92,281)	18.41
Outstanding, December 31, 2014	635,295	$22.82
Expected to vest, December 31, 2014	633,939	$22.83

At December 31, 2014, there was $5 million of unrecognized compensation expense related to nonvested restricted shares, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 1 year. The weighted-average grant-date fair value of restricted shares granted during the years ended December 31, 2014, 2013 and 2012 was $22.17 per share, $21.18 per share and $25.18 per share, respectively. The total fair value of restricted shares that vested during the years ended December 31, 2014, 2013 and 2012 was $8 million, $2 million and $1 million, respectively.

Restricted Share Units (“RSUs”)

During 2014 and 2013, we granted RSUs which have time and/or performance conditions. Both the time-based awards and the performance-based awards are classified as equity awards. The time-based awards vest ratably over a three-year period, and are valued at the weighted average grant date fair value. The performance-based awards cliff vest at the end of the three years. Included in the performance-based awards are RSUs for which vesting is determined by a Total Stockholder Return (“TSR”) calculation over the applicable measurement period. The TSR metric is considered a market condition for which we use a Monte Carlo simulation to determine the grant date fair value.

The following table presents a summary of activity for the year ended December 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2014	303,324	21.08
Granted	765,366	22.37
Vested	(121,941)	20.79
Forfeited	(70,973)	21.97
Outstanding at December 31, 2014	875,776	$22.17
Expected to vest, December 31, 2014	860,814	$22.17

At December 31, 2014, there was $12 million of unrecognized compensation expense related to nonvested RSUs, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 2 years. The weighted-average grant-date fair value of restricted share units granted during the years ended December 31, 2014, 2013 and 2012 was $22.37 per share, $21.06 per share and $21.10 per share, respectively. The total fair value of RSUs that vested during the years ended December 31, 2014 and 2013 was $3 million and less than $1 million, respectively. There were no RSUs that vested during the year ended December 31, 2012.

Options

During 2014 and 2013, we granted options to purchase Class A Shares, which vest ratably over a three-year period and have a ten-year term. The following table presents a summary of activity for the year ended December 31, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding, January 1, 2014	2,094,771	$20.63	8.97	$7
Issued	915,988	22.02
Exercised	(314,657)	20.63
Forfeited	(135,227)	20.52
Expired	—	—
Outstanding, December 31, 2014	2,560,875	$21.14	7.88	$8
Expected to vest, December 31, 2014	1,763,957	$20.92	8.56	$6
Exercisable, December 31, 2014	770,379	$21.63	6.30	$3

The aggregate intrinsic values in the table represent the total pre-tax intrinsic value (the difference between our share price at the indicated dates and the options’ exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at the end of the year. The amount will change based on the fair market value of our stock. Total intrinsic value of options exercised during 2014 and 2013 was $2 million and less than $1 million, respectively. There were no options exercised during the year ended December 31, 2012. We issue new shares upon the exercise of options. During 2014, we received $6 million in cash for the exercise of stock options.

At December 31, 2014, unrecognized compensation expense related to options, adjusted for estimated forfeitures, was $8 million, which is expected to be recognized over a weighted-average period of 2 years.

During 2014 and 2013, we issued 915,988 and 1,590,438 options, respectively, with a weighted average grant date fair value of $8.19 and $6.33, respectively.

Fair value is determined on the grant date using the Black-Scholes option-pricing model and is recognized in earnings on a straight-line basis over the employee service period of three years, which is the vesting period. The assumptions used in the Black-Scholes option-pricing model on the grant date were as follows:

	February 10, 2014	June 19, 2014	August 15, 2014
Number of options granted	910,375	1,155	4,458
Fair market value and exercise price	$21.98	$27.25	$29.68
Risk-free interest rate	1.88%	2.07%	1.86%
Expected dividend yield	4.55%	3.67%	3.37%
Expected volatility	58%	57%	57%
Maturity (years)	10	10	10
Expected term (years)	6	6	6
Per-unit fair value of options granted	$8.17	$10.80	$12.00

The fair value is based on the closing price of our Class A Shares on the grant date. The risk-free interest rate is based on U.S. Treasury Strips available with a maturity period consistent with the expected life assumption. The expected dividend yield is based on an annual dividend of $1.00 per share. The expected volatility assumption is based on historical price movements of our peer group. The expected term is based on the simplified method, which permits use of the midpoint between the average vesting and full term.

T-Bucks Employee Participation Plan (“T-Bucks EPP”)

During 2012, we established the T-Bucks EPP for the benefit of certain qualifying employees of our South African subsidiaries. We funded the T-Bucks Trust (the “Trust”) with R124 million (approximately $15 million), which was used to acquire Class A Shares. Additional contributions may be made in the future at the discretion of the Board. The T-Bucks EPP is classified as an equity-settled shared-based payment plan, whereby participants were awarded share units in the Trust, which entitles them to receive Class A Shares upon completion of the vesting period on May 31, 2017. Participants are entitled to receive dividends on the shares during the vesting period. Forfeited shares are retained by the Trust, and are allocated to future participants. Compensation costs are recognized over the vesting period using the straight-line method. During 2012, the Trust purchased 548,234 Class A Shares at $25.79 per share, which was the fair value on the date of purchase. The balance at both December 31, 2014 and 2013 was 548,234 shares.

23. Pension and Other Postretirement Healthcare Benefits

We sponsor a noncontributory defined benefit retirement plan (qualified) in the United States, a contributory defined benefit retirement plan in The Netherlands, a U.S. contributory postretirement healthcare plan, and a South Africa postretirement healthcare plan.

U.S. Plans

Qualified Retirement Plan — We sponsor a noncontributory qualified defined benefit plan (funded) (the “U.S. Qualified Plan”) in accordance with the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code. We made contributions into funds managed by a third-party, and those funds are held exclusively for the benefit of the plan participants. Benefits under the U.S. Qualified Plan were generally calculated based on years of service and final average pay. The U.S. Qualified Plan was frozen and closed to new participants on June 1, 2009.

Postretirement Healthcare Plan — We sponsor an unfunded U.S. postretirement healthcare plan. Under the plan, substantially all U.S. employees are eligible for postretirement healthcare benefits provided they reach retirement age while working for us. The plan provides medical and dental benefits to U.S. retirees and their eligible dependents. During the fourth quarter of 2014, our benefits committee approved changes to this plan which includes eliminating the pre-65 retiree medical programs effective January 1, 2015. Participants who have retired prior to January 1, 2015 will receive a one-time subsidy aggregating to less than $1 million towards medical cost through a health reimbursement arrangement (“HRA”) that we will be establishing for them. Benefits under this plan for participants who have not retired by January 1, 2015 have been eliminated. As a result of this action, we recorded a curtailment gain of $6 million, which was included in “Other income (expense), net” in the Consolidated Statements of Operations, and reduced the projected benefit obligation by $16 million. Additionally, this action resulted in a settlement gain of $3 million, which was recorded in “Accumulated other comprehensive income” in the Consolidated Balance Sheets, and which will be recognized when the settlement of the one-time subsidy occurs, which is expected in 2015.

Foreign Plans

Netherlands Plan — On January 1, 2007, we established the TDF-Botlek Pension Fund Foundation (the “Netherlands Plan”) to provide defined pension benefits to qualifying employees of Tronox Pigments (Holland) B.V. and its related companies. The Netherlands Plan is a contributory benefit plan under which participants contribute 4% of the costs. Contributions by us and participants are held in the fund for the sole benefit of the participants. Benefits are determined by applying the benefit formula to the pensionable salary, and are payable to participants upon retirement. Under The Netherlands Plan, a participant’s surviving spouse and children are entitled to benefits subject to certain benefit thresholds. During the fourth quarter of 2014, in response to the tax and pension legislation changes in The Netherlands, our benefit committee approved changes to The Netherlands plan which includes moving the plan from a defined benefit plan to a multi-employer plan to be administered by the industrywide Pension Fund for the Graphical Industry (“PGB”), effective January 1, 2015. This action will end future benefit accrual for participants under the current plan effective January 1, 2015, resulting in a curtailment gain of $3 million which was recognized in “Other income (expense), net” in the Consolidated Statements of Operations. Such amounts had previously been recognized as unamortized prior service costs in “Accumulated other comprehensive income” in the Consolidated Balance Sheets. The changes also resulted in a reduction of the projected benefit obligation by $27 million, which was recognized in “Accumulated other comprehensive income” in the Consolidated Balance Sheets.

South Africa Postretirement Healthcare Plan — As part of the Transaction, we established a post-employment healthcare plan, which provides medical and dental benefits to certain Namakwa Sands employees, retired employees and their registered dependents (the “South African Plan”). The South African Plan provides benefits as follows: (i) members employed before March 1, 1994 receive 100% post-retirement and death-in-service benefits; (ii) members employed on or after March 1, 1994 but before January 1, 2002 receive 2% per year of completed service subject to a maximum of 50% post-retirement and death-in-service benefits; and, (iii) members employed on or after January 1, 2002 receive no post-retirement and death-in-service benefits.

Benefit Obligations and Funded Status — The following provides a reconciliation of beginning and ending benefit obligations, beginning and ending plan assets, funded status, and balance sheet classification of our pension and postretirement healthcare plans as of and for the years ended December 31, 2014 and 2013. The benefit obligations and plan assets associated with our principal benefit plans are measured on December 31.

	Retirement Plans		Postretirement Healthcare Plans
	Year Ended December		Year Ended December
	2014	2013	2014	2013
Change in benefit obligations:
Benefit obligation, beginning of year	$524	$557	$23	$19
Service cost	4	5	1	1
Interest cost	21	20	1	1
Net actuarial (gains) losses	113	(31)	1	4
Foreign currency rate changes	(19)	6	(1)	(1)
Contributions by plan participants	1	1	—	—
Curtailment	(27)	—	(13)	—
Settlement	—	—	(3)	—
Plan amendments	—	(4)	—	—
Benefits paid	(33)	(27)	(1)	(1)
Administrative expenses	(3)	(3)	—	—
Benefit obligation, end of year	581	524	8	23
Change in plan assets:
Fair value of plan assets, beginning of year	398	398	—	—
Actual return on plan assets	53	19	—	—
Employer contributions (1)	17	5	1	1
Participant contributions	1	1	—	—
Foreign currency rate changes	(16)	5	—	—
Benefits paid (1)	(33)	(27)	(1)	(1)
Administrative expenses	(3)	(3)	—	—
Fair value of plan assets, end of year	417	398	—	—
Net over (under) funded status of plans	$(164)	$(126)	$(8)	$(23)
Classification of amounts recognized in the Consolidated Balance Sheets:
Accrued liabilities	$—	$—	$—	$(1)
Pension and postretirement healthcare benefits	(164)	(126)	(8)	(22)
Total liabilities	(164)	(126)	(8)	(23)
Accumulated other comprehensive (income) loss	117	60	(2)	9
Total	$(47)	$(66)	$(10)	$(14)

(1)	We expect 2015 contributions to be $15 million for the U.S. qualified retirement plan.

At December 31, 2014, our U.S. qualified retirement plan was in an underfunded status of $149 million. As a result, we have a projected minimum funding requirement of $15 million for 2014, which will be payable in 2015.

	December 31, 2014		December 31, 2013
	U.S. Qualified Plan	The Netherlands Retirement Plan	U.S. Qualified Plan	The Netherlands Retirement Plan
Accumulated benefit obligation	$429	$152	$378	$127
Projected benefit obligation	(429)	(152)	(378)	(146)
Fair value of plan assets	280	137	272	126
Funded status — underfunded	$(149)	$(15)	$(106)	$(20)

Expected Benefit Payments — The following table shows the expected cash benefit payments for the next five years and in the aggregate for the years 2020 through 2024:

	2015	2016	2017	2018	2019	2020- 2024
Retirement Plans (1)	$32	$32	$31	$30	$31	$155
Postretirement Healthcare Plan	$—	$—	$—	$—	$—	$2

(1)	Includes benefit payments expected to be paid from the U.S. qualified retirement plan of $30 million in 2015, $29 million in 2016, $28 million in 2017, $27 million in 2018 $27 million in 2019, and $133 million in the aggregate for the period 2020 through 2024.

Retirement and Postretirement Healthcare Expense — The table below presents the components of net periodic cost (income) associated with the U.S. and foreign plans recognized in the Consolidated Statements of Operations for the years ended December 31, 2014, 2013, and 2012:

	Retirement Plans			Postretirement Healthcare Plans
	Year Ended December 31,			Year Ended December 31,
	2014	2013	2012	2014	2013	2012
Net periodic cost:
Service cost	$4	$5	$3	$1	$1	$1
Interest cost	21	20	22	1	1	1
Expected return on plan assets	(23)	(20)	(21)	—	—	—
Net amortization of actuarial loss	1	2	—	1	—	—
Curtailment gains	(3)	—	—	(6)	—	—
Total net periodic cost (income)	$—	$7	$4	$(3)	$2	$2

Pretax amounts that are expected to be reclassified from “Accumulated other comprehensive income” in the Consolidated Balance Sheets to retirement expense during 2015 related to unrecognized actuarial losses are $3 million for the U.S. retirement plans and unrecognized settlement gain of $3 million for postretirement healthcare plans.

Assumptions — The following weighted average assumptions were used to determine net periodic cost:

	2014		2013		2012
	United States	Netherlands	United States	Netherlands	United States	Netherlands
Discount rate (1)	4.50%	3.50%	3.75%	3.50%	4.50%	5.25%
Expected return on plan assets	6.50%	4.75%	5.30%	4.75%	5.75%	5.25%
Rate of compensation increases	—	3.25%	—	3.50%	—	3.50%

The following weighted average assumptions were used in estimating the actuarial present value of the plans’ benefit obligations:

	2014		2013		2012
	United States	Netherlands	United States	Netherlands	United States	Netherlands
Discount rate	3.75%	2.25%	4.50%	3.50%	3.75%	3.50%
Rate of compensation increases	—	—	—	3.25%	—	3.50%

During 2014, the Society of Actuaries issued an updated mortality table and improvement scale that suggests significant mortality improvement over the prior table. We concluded that the updated table represents our best estimate of mortality. This change in assumption resulted in an increase in our projected benefit obligation of $36 million.

The following weighted-average assumptions were used in determining the actuarial present value of the South African Postretirement Healthcare Plan:

	2014	2013	2012
Discount rate	9.16%	10.14%	9.45%

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

Discount Rate — The discount rates selected for estimation of the actuarial present value of the benefit obligations for both U.S. plans were 3.75% and 4.50% as of December 31, 2014 and 2013, respectively. The 2014 and 2013 rates were selected based on the results of a cash flow matching analysis, which projected the expected cash flows of the plans using a yield curves model developed from a universe of Aa-graded U.S. currency corporate bonds (obtained from Bloomberg) with at least $50 million outstanding. Bonds with features that imply unreliable pricing, a less than certain cash flow, or other indicators of optionality are filtered out of the universe. The remaining universe is categorized into maturity groups, and within each of the maturity groups yields are ranked into percentiles.

Plan Assets — Asset categories and associated asset allocations for our funded retirement plans at December 31, 2014 and 2013:

	December 31,
	2014		2013
	Actual	Target	Actual	Target
United States:
Equity securities	37%	38%	38%	38%
Debt securities	62	62	61	62
Cash and cash equivalents	1	—	1	—
Total	100%	100%	100%	100%

Netherlands:
Equity securities	35%	35%	36%	35%
Debt securities	63	62	55	62
Cash and cash equivalents	2	3	9	3
Total	100%	100%	100%	100%

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

The fair values of pension investments as of December 31, 2014 are summarized below:

	U.S. Pension
	Fair Value Measurement at December 31, 2014, Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total
Asset category:
Commingled Equity Funds		$—	$104	(1)	$—	$104
Debt securities
Commingled Fixed Income Funds		—	172	(2)	—	172
Cash & cash equivalents
Commingled Cash Equivalents Fund		—	4	(3)	—	4
Total at fair value	$		$280		$—	$280

(1)	For commingled equity funds owned by the funds, fair value is based on observable inputs of comparable market transactions, which are Level 2 inputs.
(2)	For commingled fixed income funds, fair value is based on observable inputs of comparable market transactions, which are Level 2 inputs.
(3)	For commingled cash equivalents funds, fair value is based on observable inputs of comparable market transactions, which are Level 2 inputs.
	Netherlands Pension
	Fair Value Measurement at December 31, 2014, Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total
Asset category:
Equity securities — Non-U.S. Pooled Funds	$—	$36	(1)	$—	$36
Debt securities — Non-U.S. Pooled Funds	—	86	(2)	—	86
Real Estate Pooled Funds	—	15	(3)	—	15
Total at fair value	$—	$137		$—	$137

(1)	For equity securities in the form of fund units that are redeemable at the measurement date, the unit value is deemed a Level 2 input.
(2)	For pooled fund debt securities, the fair value is based on observable inputs, but do not solely rely on quoted market prices, and therefore are deemed Level 2 inputs.
(3)	For real estate pooled funds, the fair value is based on observable inputs, but do not solely rely on quoted market prices, and therefore are deemed Level 2 inputs.

The fair values of pension investments as of December 31, 2013 are summarized below:

	U.S. Pension
	Fair Value Measurement at December 31, 2013, Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total
Asset category:
Commingled Equity Funds	$—		$104	(1)	$—	$104
Debt securities
Corporate	—		3	(5)	—	3
Government	10	(4)	1	(5)	—	11
Mortgages	—		10	(5)	—	10
Commingled Fixed Income Funds	—		141	(2)	—	141
Cash & cash equivalents
Commingled Cash Equivalents Fund	—		3	(3)	—	3
Total at fair value	$10		$262		$—	$272

(1)	For commingled equity funds owned by the funds, fair value is based on observable inputs of comparable market transactions, which are Level 2 inputs.
(2)	For commingled fixed income funds, fair value is based on observable inputs of comparable market transactions, which are Level 2 inputs.
(3)	For commingled cash equivalents funds, fair value is based on observable inputs of comparable market transactions, which are Level 2 inputs.
(4)	For government debt securities that are traded on active exchanges, fair value is based on observable quoted prices, which are Level 1 inputs.
(5)	For corporate, government, and mortgage related debt securities, fair value is based on observable inputs of comparable market transactions, which are Level 2 inputs.
	Netherlands Pension
	Fair Value Measurement at December 31, 2013, Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total
Asset category:
Equity securities — Non-U.S. Pooled Funds	$—	$48	(1)	$—	$48
Debt securities — Non-U.S. Pooled Funds	—	70	(2)	—	70
Cash	—	8		—	8
Total at fair value	$—	$126		$—	$126

(1)	For equity securities in the form of fund units that are redeemable at the measurement date, the unit value is deemed as a Level 2 input.
(2)	For pooled fund debt securities, the fair value is based on observable inputs, but do not solely rely on quoted market prices, and therefore are deemed Level 2 inputs.

Defined Contribution Plans

U.S. Savings Investment Plan

In 2006, we established the U.S. Savings Investment Plan (the “SIP”), a qualified defined contribution plan under section 401(k) of the Internal Revenue Code. Under the SIP, our regular full-time and part-time employees contribute a portion of their earnings, and we match these contributions up to a predefined threshold. During 2014 and 2013, our matching contribution was 100% of the first 6% of employee contributions. During 2012, our matching contribution was 100% of the first 3% of employees’ contribution and 50% of the next 3%. The

Board has approved an additional company discretionary contribution of 6% of pay for 2014 and 2013. During 2012, the discretionary contribution was 7.5% of pay. The discretionary contribution is subject to approval each year by the Board. Our matching contribution to the SIP vests immediately; however, our discretionary contribution is subject to vesting conditions that must be satisfied over a three year vesting period. Contributions under SIP, including our match, are invested in accordance with the investment options elected by plan participants. Compensation expense associated with our matching contribution to the SIP was $4 million, $3 million, and $2 million during 2014, 2013, and 2012, respectively, which was included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations. Compensation expense associated with our discretionary contribution was $4 million, $4 million, and $4 million during 2014, 2013, and 2012, respectively, which was included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.

U.S. Savings Restoration Plan

In 2006, we established the U.S. Savings Restoration Plan (the “SRP”), a nonqualified defined contribution plan, for employees whose eligible compensation is expected to exceed the IRS compensation limits for qualified plans. Under the SRP, participants can contribute up to 20% of their annual compensation and incentive. Our matching contribution under the SRP is the same as the SIP. Our matching contribution under this plan vests immediately to plan participants. Contributions under the SRP, including our match, are invested in accordance with the investment options elected by plan participants. Compensation expense associated with our matching contribution to the SRP was $1 million, less than $1 million, and $1 million during 2014, 2013, and 2012, respectively, which was included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.

24. Related Party Transactions

Prior to the Transaction Date, Tronox Incorporated conducted transactions with Exxaro Australia Sands Pty Ltd, Tronox Incorporated’s 50% partner in the Tiwest Joint Venture. Tronox Incorporated purchased, at open market prices, raw materials used in its production of TiO2, as well as Exxaro Australia Sands Pty Ltd’s share of TiO2 produced by the Tiwest Joint Venture. Tronox Incorporated also provided administrative services and product research and development activities, which were reimbursed by Exxaro. During 2012, Tronox Incorporated made payments of $173 million and received payments of $9 million. Subsequent to the Transaction Date, such transactions are considered intercompany transactions and are eliminated in consolidation.

We have service level agreements with Exxaro for services such as tax preparation and research and development, both of which expire during 2015, as well as information technology services, which expired during 2014. Such service level agreements amounted to $3 million, $5 million and $7 million of expense during 2014, 2013 and 2012, respectively. Additionally, we have a professional service agreement with Exxaro related to the Fairbreeze construction project. During 2014 and 2013, we paid $3 million and $3 million, respectively, to Exxaro, which was capitalized in “Property, plant and equipment, net” on our Consolidated Balance Sheets.

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

Segment performance is evaluated based on segment operating profit (loss), which represents the results of segment operations before unallocated costs, such as general corporate expenses not identified to a specific segment, interest expense, other income (expense), and income tax expense or benefit. Sales between segments are generally priced at market. Any resulting profit remaining in the inventory of the acquiring segment is eliminated in consolidation.

Net sales and income from operations by segment were as follows:

	Year Ended December 31,
	2014	2013	2012
Mineral Sands segment	$794	$1,103	$760
Pigment segment	1,179	1,169	1,246
Corporate and Other	113	128	128
Eliminations	(349)	(478)	(302)
Net sales (1)	$1,737	$1,922	$1,832
Mineral Sands segment	$1	$238	$156
Pigment segment	49	(179)	57
Corporate and Other	(83)	(70)	(139)
Eliminations	33	14	(49)
Income from operations	—	3	25
Interest and debt expense, net	(133)	(130)	(65)
Net gain (loss) on liquidation of non-operating subsidiaries	(35)	24	—
Loss on extinguishment of debt	(8)	(4)	—
Gain on bargain purchase	—	—	1,055
Other income (expense), net	27	46	(7)
Income (loss) before income taxes	$(149)	$(61)	$1,008

(1)	Net sales to external customers, by geographic region, based on country of production, were as follows:
	Year Ended December 31,
	2014	2013	2012
U.S. operations	$749	$793	$843
International operations:
Australia	426	424	443
The Netherlands	233	224	248
South Africa	329	481	298
Total	$1,737	$1,922	$1,832

During 2014, our ten largest pigment customers and our ten largest third-party mineral sands customers represented 27% and 13%, respectively, of net sales; however, no single customer accounted for more than 10% of total net sales.

Depreciation, amortization and depletion by segment was as follows:

	Year Ended December 31,
	2014	2013	2012
Mineral Sands segment	$204	$234	$125
Pigment segment	78	83	71
Corporate and Other	13	16	15
Total	$295	$333	$211

Capital expenditures by segment were as follows:

	Year Ended December 31,
	2014	2013	2012
Mineral Sands segment	$127	$102	$96
Pigment segment	48	48	39
Corporate and Other	12	15	31
Total	$187	$165	$166

Total assets by segment were as follows:

	December 31,
	2014	2013
Mineral Sands segment	$2,624	$2,957
Pigment segment	1,184	1,559
Corporate and Other	1,268	1,227
Eliminations	(11)	(44)
Total	$5,065	$5,699

Property, plant and equipment, net and mineral leaseholds, net, by geographic region, were as follows:

	December 31,
	2014	2013
U.S. operations	$211	$203
International operations:
South Africa	941	1,008
Australia	1,083	1,208
The Netherlands	50	55
Total	$2,285	$2,474

26. Acquisition of the Mineral Sands Business

On September 25, 2011, Tronox Incorporated entered into the Transaction Agreement with Exxaro to acquire 74% of Exxaro’s South African mineral sands operations, including its Namakwa and KZN Sands mines, separation and slag furnaces, along with its 50% share of the Tiwest Joint Venture in Western Australia (together the “mineral sands business”). On June 15, 2012, the existing business of Tronox Incorporated was combined with the mineral sands business in an integrated series of transactions whereby Tronox Limited became the parent company in a tax inversion transaction. We accounted for the Transaction under ASC 805, Business Combinations, which requires recording assets and liabilities at fair value. Under the acquisition method of accounting, each tangible and separately identifiable intangible asset acquired and liability assumed was recorded based on their preliminary estimated fair values on the Transaction Date.

Because the total consideration transferred was less than the fair value of the net assets acquired, the excess of the fair value of the net assets acquired over the value of consideration was recorded as a bargain purchase gain. The valuations were derived from fair value assessments and assumptions used by management. The measurement period ended in June 2013. The bargain purchase gain was not taxable for income tax purposes. See Note 7.

Valuation
Consideration:
Number of Class B Shares (1)	9,950,856
Fair value of Class B Shares on the Transaction Date	137.70
Fair value of equity issued (2)	1,370
Cash paid	1
Noncontrolling interest (3)	233
$1,604
Fair Value of Assets Acquired and Liabilities Assumed:
Current Assets:
Cash and cash equivalents	$115
Accounts receivable, net of allowance for doubtful accounts	196
Inventories	553
Prepaid and other assets	20
Total Current Assets	884
Noncurrent Assets:
Property, plant and equipment, net (4)	880
Mineral leaseholds, net (5)	1,457
Intangibles, net (4)	12
Long-term deferred tax asset	30
Other long-term assets, net	19
Total Assets	$3,282
Current Liabilities:
Accounts payable	110
Accrued liabilities	25
Unfavorable contracts (6)	85
Short-term debt	75
Deferred tax liabilities	14
Income taxes payable	2
Total Current Liabilities	311
Noncurrent Liabilities:
Long-term debt	19
Long-term deferred tax liability	209
Asset retirement obligations	57
Other long-term liabilities	27
Total Liabilities	623
Net Assets	$2,659
Gain on Bargain Purchase	$1,055

(1)	The number of Class B Shares issued in connection with the Transaction has not been restated to affect for the 5-for-1 share split as discussed in Note 20.
(2)	The fair value of the Class B shares issued was determined based the closing market price of Tronox Incorporated’s common shares on June 14, 2012, less a 15% discount for marketability due to a restriction that the shares cannot be sold for a period of at least three years following the Transaction Date.
(3)	The fair value of the noncontrolling interest is based upon a structured arrangement with Tronox Limited, which allows the ownership interest to be exchanged for approximately 1.45 million additional Class B shares on the earlier of the 10 year anniversary of the Transaction Date or the date when the South African Department of Mineral Resources determines that ownership is no longer required under the BEE legislation.
(4)	The fair value of property, plant and equipment and internal use software was determined using the cost approach, which estimates the replacement cost of each asset using current prices and labor costs, less estimates for physical, functional and technological obsolescence.
(5)	The fair value of mineral rights was determined using the Discounted Cash Flow method, which was based upon the present value of the estimated future cash flows for the expected life of the asset taking into account the relative risk of achieving those cash flows and the time value of money. Discount rates of 17% for South Africa and 15.5% for Australia were used taking into account the risks associated with such assets, as well as the economic and political environment where each asset is located.
(6)	The fair value of unfavorable contracts was determined by multiplying the committed tonnage in each contract by the difference between the committed prices in the contract versus the estimated market price over the term of the contract.

27. Guarantor Condensed Consolidating Financial Statements

The obligations of Tronox Finance LLC, our wholly owned subsidiary, under the Senior Notes are fully and unconditionally (subject to certain customary circumstances providing for the release of a guarantor subsidiary) guaranteed on a senior unsecured basis, jointly and severally, by Tronox Limited (referred to for purposes of this note only as the “Parent Company”) and each of its current and future restricted subsidiaries, other than excluded subsidiaries, that guarantee any indebtedness of the Parent Company or its restricted subsidiaries (collectively, the “Guarantor Subsidiaries”). The Subsidiary Issuer, Tronox Finance LLC, and each of the Guarantor Subsidiaries are 100% owned, directly or indirectly, by the Parent Company. Our subsidiaries that do not guarantee the Senior Notes are referred to as the “Non-Guarantor Subsidiaries.” The guarantor condensed consolidating financial statements presented below presents the statements of operations, statements of comprehensive income (loss), balance sheets and statements of cash flow data for: (i) the Parent Company, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, and the subsidiary issuer, on a consolidated basis (which is derived from Tronox historical reported financial information); (ii) the Parent Company, alone (accounting for our Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, and Tronox Finance LLC on an equity basis under which the investments are recorded by each entity owning a portion of another entity at cost, adjusted for the applicable share of the subsidiary’s cumulative results of operations, capital contributions and distributions, and other equity changes); (iii) the Guarantor Subsidiaries alone; (iv) the Non-Guarantor Subsidiaries alone; and (v) the subsidiary issuer, Tronox Finance LLC.

The guarantor condensed consolidating financial statements are presented on a legal entity basis, not on a business segment basis. The indenture governing the Senior Notes provides for a Guarantor Subsidiary to be automatically and unconditionally released and discharged from its guarantee obligations in certain customary circumstances, including:

•	Sale or other disposition of such Guarantor Subsidiary’s capital stock or all or substantially all of its assets and all of the indenture obligations (other than contingent obligations) of such Subsidiary Guarantor in respect of all other indebtedness of the Subsidiary Guarantors terminate upon the consummation of such transaction;
•	Designation of such Guarantor Subsidiary as an “unrestricted subsidiary” under the indenture;
•	In the case of certain Guarantor Subsidiaries that incur or guarantee indebtedness under certain credit facilities, upon the release or discharge of such Guarantor Subsidiary’s guarantee or incurrence of indebtedness that resulted in the creation of such guarantee, except a discharge or release as a result of payment under such guarantee;
•	Legal defeasance, covenant defeasance, or satisfaction and discharge of the indenture obligations;
•	Payment in full of the aggregate principal amount of all outstanding Senior Notes and all other obligations under the indenture; or
•	Release or discharge of the Guarantor Subsidiary’s guarantee of certain other indebtedness.

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Year Ended December 31, 2014
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$1,737	$(222)	$—	$—	$1,235	$724
Cost of goods sold	(1,530)	237	—	—	(1,112)	(655)
Gross profit	207	15	—	—	123	69
Selling, general and administrative expenses	(192)	15	—	(13)	(140)	(54)
Restructuring expense	(15)	—	—	—	(6)	(9)
Income (loss) from operations	—	30	—	(13)	(23)	6
Interest and debt expense, net	(133)	—	(59)	—	(4)	(70)
Intercompany interest income (expense)	—	—	—	546	(578)	32
Net loss on liquidation of non-operating subsidiaries	(35)	—	—	—	(33)	(2)
Loss on extinguishment of debt	(8)	—	—	—	(2)	(6)
Other income (expense)	27	53	—	1	(36)	9
Equity in earnings of subsidiary	—	753	—	(706)	(47)	—
Income (loss) before income taxes	(149)	836	(59)	(172)	(723)	(31)
Income tax benefit (provision)	(268)	—	18	(255)	22	(53)
Net income (loss)	(417)	836	(41)	(427)	(701)	(84)
Net income attributable to noncontrolling interest	10	10	—	—	—	—
Net income (loss) attributable to Tronox Limited	$(427)	$826	$(41)	$(427)	$(701)	$(84)

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
Year Ended December 31, 2014
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net income (loss)	$(417)	$836	$(41)	$(427)	$(701)	$(84)
Other comprehensive income (loss):
Foreign currency translation adjustments	(95)	217	—	(95)	(85)	(132)
Pension and postretirement plans	(48)	50	—	(48)	(47)	(3)
Other comprehensive income (loss)	(143)	267	—	(143)	(132)	(135)
Total comprehensive income (loss)	(560)	1,103	(41)	(570)	(833)	(219)
Comprehensive income (loss) attributable to noncontrolling interest:
Net income	10	10	—	—	—	—
Foreign currency translation adjustments	(31)	—	—	(31)	—	—
Comprehensive income (loss) attributable to noncontrolling interest	(21)	10	—	(31)	—	—
Comprehensive income (loss) attributable to Tronox Limited	$(539)	$1,093	$(41)	$(539)	$(833)	$(219)

GUARANTOR CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2014
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Cash and cash equivalents	$1,279	$—	$—	$283	$173	$823
Inventories, net	770	(13)	—	—	448	335
Other current assets	332	(2,273)	35	973	883	714
Investment in subsidiaries	—	2,921	—	(3,961)	1,040	—
Property, plant and equipment, net	1,227	—	—	—	696	531
Mineral leaseholds, net	1,058	—	—	—	599	459
Intercompany loans receivable	—	(7,149)	773	5,937	111	328
Other long-term assets	399	—	23	(1)	331	46
Total assets	$5,065	$(6,514)	$831	$3,231	$4,281	$3,236
LIABILITIES AND EQUITY
Total current liabilities	$366	$(2,272)	$22	$846	$1,515	$255
Long-term debt	2,375	—	898	—	—	1,477
Intercompany loans payable	—	(7,149)	9	774	6,257	109
Other long-term liabilities	536	—	—	1	284	251
Total liabilities	3,277	(9,421)	929	1,621	8,056	2,092
Total equity	1,788	2,907	(98)	1,610	(3,775)	1,144
Total liabilities and equity	$5,065	$(6,514)	$831	$3,231	$4,281	$3,236

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2014
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Cash Flows from Operating Activities:
Net income (loss)	$(417)	$836	$(41)	$(427)	$(701)	$(84)
Depreciation, depletion and amortization	295	—	—	—	217	78
Other	263	(836)	(10)	692	362	55
Cash provided by (used in) operating activities	141	—	(51)	265	(122)	49
Cash Flows from Investing Activities:
Capital expenditures	(187)	—	—	—	(76)	(111)
Collections of intercompany debt	—	(51)	51	—	—	—
Cash used in investing activities	(187)	(51)	51	—	(76)	(111)
Cash Flows from Financing Activities:
Repayments of debt	(20)	—	—	—	(3)	(17)
Repayments of intercompany debt	—	51	—	(51)	—	—
Debt issuance costs	(2)	—	—	—	—	(2)
Dividends paid	(116)	—	—	(116)	—	—
Proceeds from the exercise of warrants and options	6	—	—	6	—	—
Cash provided by (used in) financing activities	(132)	51	—	(161)	(3)	(19)
Effects of exchange rate changes on cash and cash equivalents	(21)	—	—	—	—	(21)
Net increase (decrease) in cash and cash equivalents	(199)	—	—	104	(201)	(102)
Cash and cash equivalents at beginning of period	$1,478	$—	$—	$179	$374	$925
Cash and cash equivalents at end of period	$1,279	$—	$—	$283	$173	$823

We revised each of our guarantor condensed consolidating financial statements as of “December 31, 2013 and for the two years then ended” regarding the presentation of intercompany activities between the Parent Company, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, and the subsidiary issuer. These revisions, which we determined are not material to our prior year condensed financial statements or consolidated financial statements based on quantitative and qualitative considerations, did not affect our consolidated financial position, consolidated results of operations or consolidated cash flows. The revisions were as follows:

•	The condensed consolidating financial statements previously issued were not prepared under the equity method of accounting. In accordance with Rule 3-10 of Regulation S-X, we have properly prepared our revised condensed consolidating financial statements under the equity method of accounting.
•	In the condensed consolidating financial statements previously issued, Tronox Finance LLC, the subsidiary issuer, was included in the “Parent Company” column. In the revised condensed consolidating financial statements, we have properly included Tronox Finance LLC in a separate column.
•	Two subsidiaries which were incorrectly classified as “Guarantor Subsidiaries” have been reclassified to “Non-Guarantor Subsidiaries” in the revised condensed consolidating financial statements.
•	Certain financial statement line items have been expanded and reclassifications were made to enhance transparency.

REVISED GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Year Ended December 31, 2013
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$1,922	$(292)	$—	$—	$1,315	$899
Cost of goods sold	1,732	(282)	—	—	1,242	772
Gross profit	190	(10)	—	—	73	127
Selling, general and administrative expenses	(187)	21	—	(34)	(113)	(61)
Income (loss) from operations	3	11	—	(34)	(40)	66
Interest and debt expense, net	(130)	—	(59)	—	(6)	(65)
Intercompany interest income (expense)	—	—	—	546	(577)	31
Net gain (loss) on liquidation of non-operating subsidiary	24	—	—	—	(23)	47
Loss on extinguishment of debt	(4)	—	—	—	(3)	(1)
Other income (expense)	46	1	—	1	(17)	61
Equity in earnings of subsidiary	—	342	—	(473)	131	—
Income (loss) before income taxes	(61)	354	(59)	40	(535)	139
Income tax benefit (provision)	(29)	—	18	(166)	153	(34)
Net income (loss)	(90)	354	(41)	(126)	(382)	105
Income attributable to noncontrolling interest	36	36	—	—	—	—
Net income (loss) attributable to Tronox Limited	$(126)	$318	$(41)	$(126)	$(382)	$105

AS PREVIOUSLY FILED
GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Year Ended December 31, 2013
(Millions of U.S. dollars)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$1,922	$(330)	$—	$1,297	$955
Cost of goods sold	1,732	(337)	—	1,242	827
Gross profit	190	7	—	55	128
Selling, general and administrative expenses	(187)	4	(34)	(113)	(44)
Income (loss) from operations	3	11	(34)	(58)	84
Interest and debt expense, net	(130)	—	547	(644)	(33)
Other income (expense)	66	(43)	1	(14)	122
Equity in earnings of subsidiary	—	473	(473)	—	—
Income (loss) before income taxes	(61)	441	41	(716)	173
Income tax benefit (provision)	(29)	—	(166)	168	(31)
Net income (loss)	(90)	441	(125)	(548)	142
Income attributable to noncontrolling interest	36	—	—	36	—
Net income (loss) attributable to Tronox Limited	$(126)	$441	$(125)	$(584)	$142

REVISED GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Year Ended December 31, 2012
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$1,832	$(125)	$—	$—	$1,340	$617
Cost of goods sold	1,568	(76)	—	—	1,057	587
Gross profit	264	(49)	—	—	283	30
Selling, general and administrative expenses	(239)	4	—	(98)	(115)	(30)
Income (loss) from operations	25	(45)	—	(98)	168	—
Interest and debt expense, net	(65)	—	(22)	—	(13)	(30)
Intercompany interest income (expense)	—	—	—	297	(320)	23
Gain on bargain purchase	1,055	—	—	1,055	—	—
Other income (expense)	(7)	434	—	1,379	(1,813)	(7)
Equity in earnings of subsidiary	—	1,849	—	(1,439)	(410)	—
Income (loss) before income taxes	1,008	2,238	(22)	1,194	(2,388)	(14)
Income tax benefit (provision)	125	—	7	(60)	133	45
Net income (loss)	1,133	2,238	(15)	1,134	(2,255)	31
Loss attributable to noncontrolling interest	(1)	(1)	—	—	—	—
Net income (loss) attributable to Tronox Limited	$1,134	$2,239	$(15)	$1,134	$(2,255)	$31

AS PREVIOUSLY FILED
GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Year Ended December 31, 2012
(Millions of U.S. dollars)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$1,832	$(153)	$—	$1,340	$645
Cost of goods sold	1,568	(104)	—	1,057	615
Gross profit	264	(49)	—	283	30
Selling, general and administrative expenses	(239)	4	(98)	(115)	(30)
Income (loss) from operations	25	(45)	(98)	168	—
Interest and debt expense	(65)	—	297	(356)	(6)
Other income (expense)	(7)	432	(95)	(337)	(7)
Gain on bargain purchase	1,055	—	1,055	—	—
Equity in earnings of subsidiary	—	1,142	(1,144)	2	—
Income (loss) before income taxes	1,008	1,529	15	(523)	(13)
Income tax benefit (provision)	125	—	(60)	139	46
Net income (loss)	1,133	1,529	(45)	(384)	33
Loss attributable to noncontrolling interest	(1)	—	—	(1)	—
Net income (loss) attributable to Tronox Limited	$1,134	$1,529	$(45)	$(383)	$33

REVISED GUARANTOR CONDENSED CONSOLIDATING
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Year Ended December 31, 2013
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net income (loss)	$(90)	$354	$(41)	$(126)	$(382)	$105
Other comprehensive income (loss):
Foreign currency translation adjustments	(289)	574	—	(289)	(264)	(310)
Pension and postretirement plans	30	(31)	—	30	27	4
Other comprehensive income (loss)	(259)	543	—	(259)	(237)	(306)
Total comprehensive income (loss)	(349)	897	(41)	(385)	(619)	(201)
Comprehensive income (loss) attributable to noncontrolling interest:
Net income	36	36	—	—	—	—
Foreign currency translation adjustments	(70)	—	—	(70)	—	—
Comprehensive income (loss) attributable to noncontrolling interest	(34)	36	—	(70)	—	—
Comprehensive income (loss) attributable to Tronox Limited	$(315)	$861	$(41)	$(315)	$(619)	$(201)

AS PREVIOUSLY FILED
GUARANTOR CONDENSED CONSOLIDATING
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Year Ended December 31, 2013
(Millions of U.S. dollars)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net income (loss)	$(90)	$441	$(125)	$(548)	$142
Other comprehensive income (loss):
Foreign currency translation adjustments	(289)	—	—	23	(312)
Pension and postretirement plans	30	—	—	26	4
Other comprehensive income (loss)	(259)	—	—	49	(308)
Total comprehensive income (loss)	(349)	441	(125)	(499)	(166)
Comprehensive income (loss) attributable to noncontrolling interest:
Net income	36	—	—	36	—
Foreign currency translation adjustments	(70)	—	—	(70)	—
Comprehensive income (loss) attributable to noncontrolling interest	(34)	—	—	(34)	—
Comprehensive income (loss) attributable to Tronox Limited	$(315)	$441	$(125)	$(465)	$(166)

REVISED GUARANTOR CONDENSED CONSOLIDATING
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Year Ended December 31, 2012
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net income (loss)	$1,133	$2,238	$(15)	$1,134	$(2,255)	$31
Other comprehensive income (loss):
Foreign currency translation adjustments	11	7	—	11	(1)	(6)
Pension and postretirement plans	(48)	48	—	(48)	(47)	(1)
Other comprehensive income (loss)	(37)	55	—	(37)	(48)	(7)
Total comprehensive income (loss)	1,096	2,293	(15)	1,097	(2,303)	24
Comprehensive income (loss) attributable to noncontrolling interest:
Net income	(1)	(1)	—	—	—	—
Foreign currency translation adjustments	1	—	—	1	—	—
Comprehensive income (loss) attributable to noncontrolling interest	—	(1)	—	1	—	—
Comprehensive income (loss) attributable to Tronox Limited	$1,096	$2,294	$(15)	$1,096	$(2,303)	$24

AS PREVIOUSLY FILED
GUARANTOR CONDENSED CONSOLIDATING
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Year Ended December 31, 2012
(Millions of U.S. dollars)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net income (loss)	$1,133	$1,529	$(45)	$(384)	$33
Other comprehensive income (loss):
Foreign currency translation adjustments	11	19	—	(2)	(6)
Pension and postretirement plans	(48)	—	—	(47)	(1)
Other comprehensive income (loss)	(37)	19	—	(49)	(7)
Total comprehensive income (loss)	1,096	1,548	(45)	(433)	26
Comprehensive income (loss) attributable to noncontrolling interest:
Net loss	(1)	—	—	(1)	—
Foreign currency translation adjustments	1	—	—	1	—
Comprehensive income (loss) attributable to noncontrolling interest	—	—	—	—	—
Comprehensive income (loss) attributable to Tronox Limited	$1,096	$1,548	$(45)	$(433)	$26

REVISED GUARANTOR CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2013
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Cash and cash equivalents	$1,478	$—	$—	$179	$374	$925
Inventory	759	(44)	—	—	474	329
Other current assets	416	(1,605)	25	556	721	719
Investment in subsidiaries	—	1,849	—	(3,145)	1,296	—
Property, plant and equipment, net	1,258	—	—	—	710	548
Mineral leaseholds, net	1,216	—	—	—	700	516
Intercompany loans receivable	—	(7,302)	825	6,043	105	329
Other long-term assets	572	—	12	88	364	108
Total assets	$5,699	$(7,102)	$862	$3,721	$4,744	$3,474
LIABILITIES AND EQUITY
Total current liabilities	$363	$(1,605)	$22	$658	$1,091	$197
Long-term debt	2,395	—	897	—	3	1,495
Intercompany loans payable	—	(7,302)	—	825	6,372	105
Other long-term liabilities	504	—	—	—	235	269
Total liabilities	3,262	(8,907)	919	1,483	7,701	2,066
Total equity	2,437	1,805	(57)	2,238	(2,957)	1,408
Total liabilities and equity	$5,699	$(7,102)	$862	$3,721	$4,744	$3,474

AS PREVIOUSLY FILED
GUARANTOR CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2013
(Millions of U.S. dollars)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Cash and cash equivalents	$1,478	$—	$179	$1,094	$205
Investment in subsidiaries	—	(952)	(1,095)	1,590	457
Other current assets	1,175	(9,645)	6,599	2,125	2,096
Property, plant and equipment, net	1,258	—	—	710	548
Mineral leaseholds, net	1,216	—	—	701	515
Other long-term assets	572	—	88	376	108
Total assets	$5,699	$(10,597)	$5,771	$6,596	$3,929
LIABILITIES AND EQUITY
Total current liabilities	$363	$(2,333)	$658	$1,801	$237
Long-term debt	2,395	(7,268)	825	7,272	1,566
Other long-term liabilities	504	—	—	236	268
Total liabilities	3,262	(9,601)	1,483	9,309	2,071
Total equity	2,437	(996)	4,288	(2,713)	1,858
Total liabilities and equity	$5,699	$(10,597)	$5,771	$6,596	$3,929

REVISED GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2013
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Cash Flows from Operating Activities:
Net income (loss)	$(90)	$354	$(41)	$(126)	$(382)	$105
Depreciation, depletion and amortization	333	—	—	—	221	112
Other	87	(354)	(16)	(58)	531	(16)
Cash provided by (used in) operating activities	330	—	(57)	(184)	370	201
Cash Flows from Investing Activities:
Capital expenditures	(165)	—	—	—	(71)	(94)
Proceeds from the sale of assets	1	—	—	—	—	1
Collections of intercompany debt	—	(57)	57	—	—	—
Cash provided by (used in) investing activities	(164)	(57)	57	—	(71)	(93)
Cash Flows from Financing Activities:
Repayments of debt	(189)	—	—	—	(3)	(186)
Repayments of intercompany debt	—	57	—	(57)	—	—
Proceeds from debt	945	—	—	—	—	945
Debt issuance costs	(29)	—	—	—	—	(29)
Dividends paid	(115)	—	—	(115)	—	—
Proceeds from the exercise of warrants and options	2	—	—	2	—	—
Cash provided by (used in) financing activities	614	57	—	(170)	(3)	730
Effects of exchange rate changes on cash and cash equivalents	(18)	—	—	—	—	(18)
Net increase (decrease) in cash and cash equivalents	762	—	—	(354)	296	820
Cash and cash equivalents at beginning of period	716	$—	$—	$533	$78	$105
Cash and cash equivalents at end of period	$1,478	$—	$—	$179	$374	$925

AS PREVIOUSLY FILED
GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2013
(Millions of U.S. dollars)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Cash Flows from Operating Activities:
Net income (loss)	$(90)	$441	$(125)	$(548)	$142
Other	427	(441)	(116)	1,628	(644)
Cash provided by (used in) operating activities	337	—	(241)	1,080	(502)
Cash Flows from Investing Activities:
Capital expenditures	(172)	—	—	(71)	(101)
Proceeds from the sale of assets	1	—	—	—	1
Cash used in investing activities	(171)	—	—	(71)	(100)
Cash Flows from Financing Activities:
Repayments of debt	(189)	—	—	—	(189)
Proceeds from borrowings	945	—	—	—	945
Debt issuance costs	(29)	—	—	—	(29)
Dividends paid	(115)	—	(115)	—	—
Proceeds from the conversion of warrants	2	—	2	—	—
Cash provided by (used in) financing activities	614	—	(113)	—	727
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(18)	—	—	—	(18)
Net Increase (Decrease) in Cash and Cash Equivalents	762	—	(354)	1,009	107
Cash and Cash Equivalents at Beginning of Period	716	—	533	85	98
Cash and Cash Equivalents at End of Period	$1,478	$—	$179	$1,094	$205

REVISED GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2012
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Cash Flows from Operating Activities:
Net income (loss)	$1,133	$2,238	$(15)	$1,134	$(2,255)	$31
Depreciation, depletion and amortization	211	—	—	—	146	65
Gain on bargain purchase	(1,055)	233	—	(115)	(410)	(763)
Other	(165)	(2,471)	(1,750)	862	3,089	105
Cash provided by (used in) operating activities	124	—	(1,765)	1,881	570	(-562)
Cash Flows from Investing Activities:
Capital expenditures	(166)	—	—	—	(90)	(76)
Net cash received in acquisition of mineral sands business	114	—	—	114	—	—
Collections of intercompany debt	—	(883)	883	—	—	—
Cash provided by (used in) investing activities	(52)	(883)	883	114	(90)	(76)
Cash Flows from Financing Activities:
Repayments of debt	(585)	—	—	—	(557)	(28)
Repayments of intercompany debt	—	883	—	(883)	—	—
Proceeds from debt	1,707	—	900	—	60	747
Debt issuance costs	(38)	—	(18)	—	(12)	(8)
Dividends paid	(61)	—	—	(61)	—	—
Proceeds from the exercise of warrants and options	1	—	—	1	—	—
Merger consideration	(193)	—	—	(193)	—	—
Class A ordinary shares repurchased	(326)	—	—	(326)	—	—
Shares purchased for the Employee Participation Plan	(15)	—	—	—	—	(15)
Cash provided by (used in) financing activities	490	883	882	(1,462)	(509)	697
Effects of exchange rate changes on cash and cash equivalents	—	—	—	—	—	—
Net increase (decrease) in cash and cash equivalents	562	—	—	533	(29)	58
Cash and cash equivalents at beginning of period	154	$—	$—	$—	$107	$47
Cash and cash equivalents at end of period	$716	$—	$—	$533	$78	$105

AS PREVIOUSLY FILED
GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2012
(Millions of U.S. dollars)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Cash Flows from Operating Activities:
Net income (loss)	$1,133	$1,529	$(45)	$(384)	$33
Gain on bargain purchase	(1,055)	—	(1,055)	—	—
Other	40	(1,529)	2,098	(14)	(515)
Cash provided by (used in) operating activities	118	—	998	(398)	(482)
Cash Flows from Investing Activities:
Capital expenditures	(166)	—	—	(89)	(77)
Net cash received in acquisition of mineral sands business	114	—	114	—	—
Cash provided by (used in) investing activities	(52)	—	114	(89)	(77)
Cash Flows from Financing Activities:
Repayments of debt	(585)	—	—	(481)	(104)
Proceeds from debt	1,707	—	—	960	747
Debt issuance costs	(38)	—	—	(19)	(19)
Dividends paid	(61)	—	(61)	—	—
Proceeds from the exercise of warrants and options	1	—	1	—	—
Merger consideration	(193)	—	(193)	—	—
Class A ordinary shares repurchased	(326)	—	(326)	—	—
Shares purchased for the Employee Participation Plan	(15)	—	—	—	(15)
Cash provided by (used in) financing activities	490	—	(579)	460	609
Effects of exchange rate changes on cash and cash equivalents	6	—	—	8	(2)
Net increase (decrease) in cash and cash equivalents	562	—	533	(19)	48
Cash and cash equivalents at beginning of period	154	—	—	104	50
Cash and cash equivalents at end of period	$716	$—	$533	$85	$98

28. Quarterly Results of Operations (Unaudited)

The following represents our unaudited quarterly results for the year ended December 31, 2014 and 2013. These quarterly results were prepared in conformity with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results, and were of a normal recurring nature.

Unaudited quarterly results for 2014:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$418	$490	$429	$400
Cost of goods sold	393	430	361	346
Gross profit	25	60	68	54
Net income (loss)	(54)	2	$(90)	$(275)
Net income attributable to noncontrolling interest	4	2	3	1
Net income (loss) attributable to Tronox Limited	$(58)	$—	$(93)	$(276)
Loss per share, basic and diluted	$(0.51)	$—	$(0.82)	$(2.40)

Unaudited quarterly results for 2013:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$470	$525	$491	$436
Cost of goods sold	438	475	437	382
Gross profit	32	50	54	54
Net loss	(45)	(1)	$(41)	$(3)
Net income attributable to noncontrolling interest	12	12	8	4
Net loss attributable to Tronox Limited	$(57)	$(13)	$(49)	$(7)
Loss per share, basic and diluted	$(0.50)	$(0.11)	$(0.43)	$(0.06)

The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used to calculate net income (loss) per share.

29. Subsequent Event

On February 3, 2015, we announced that we signed a definitive agreement with FMC Corporation to acquire its Alkali Chemicals Group for $1.64 billion. We will fund the acquisition through existing cash and new debt pursuant to signed commitments from multiple banks. The transaction, which has been approved by the board of directors of both companies, is expected to close in the first quarter of 2015, and is subject to customary closing conditions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Disclosure Controls and Procedures

As of December 31, 2014, our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has conducted an evaluation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of December 31, 2014 were not effective because of the material weaknesses in our internal control over financial reporting described below.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2014. In making our assessment of internal control over financial reporting, management used the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. We have identified the following control deficiencies that constitute material weaknesses in our internal control over financial reporting as of December 31, 2014:

•	The controls over the information and communication related to our South African operations were improperly designed and not effective. Specifically, information required to execute control activities to completely and accurately record and disclose transactions was not communicated timely to the individuals responsible for executing control activities. The controls over our calculation of accrued royalty expense relating to our mining operations in Namakwa South Africa were improperly designed and not effective.

These material weaknesses resulted in adjustments to our depreciation, depletion, amortization and royalty expenses and related financial statement disclosures that were identified by us and our independent auditors.

•	Additionally, the controls over restricted access and segregation of duties within our SAP systems were improperly designed and not effective as certain personnel have inappropriate access to execute conflicting transactions. Further, certain personnel have the ability to prepare and post journal entries without an independent review required by someone other than the preparer. Specifically, the controls were not designed to provide reasonable assurance that incompatible access within the system, including the ability to record transactions, was appropriately segregated, impacting the validity, accuracy, and completeness of all key accounts and disclosures.

This material weakness did not result in any adjustments to our financial statements and related disclosures.

These control deficiencies could result in misstatements to the annual or interim consolidated financial statements and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies constitute material weaknesses.

Because of these material weaknesses, our management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2014.The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Remediation Plan

Management has been actively engaged in developing and executing a remediation plan to address the material weaknesses. The remediation actions will result in improvement of the control activities and procedures, including both preventative and detective controls. The plan being executed includes the following changes to our internal control over financial reporting:

•	Provide additional training on the Company's consolidated accounting policies and enhance the level of communication and understanding of internal controls with key individuals on matters relating to the South African operations;
•	Improve the controls over the calculation of the royalty expense accrual to include a monthly review by Company personnel who are trained and knowledgeable of the local regulations. In addition we plan to hire a dedicated South African Tax Director effective April 2015 who will oversee the review and approval of our royalty tax accrual; and
•	Implement changes in controls over restricted access and segregation of duties within the SAP systems.

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding members of the Board of Directors, including its audit committee and audit committee financial experts, as well as information regarding our Code of Business Conduct and Ethics that applies to our Chief Executive Officer and senior financial officers, will be presented in Tronox Limited’s definitive proxy statement for its 2015 annual general meeting of shareholders, which will be held May 20, 2015, and is incorporated herein by reference. Information regarding our executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in Tronox Limited’s definitive proxy statement for its 2015 annual general meeting of shareholders, and is incorporated herein by reference.

Item 11. Executive Compensation

Information regarding executive officer and director compensation will be presented in Tronox Limited’s definitive proxy statement for its 2015 annual general meeting of shareholders, which will be held May 20, 2015, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information regarding security ownership of certain beneficial owners and management and related shareholder matters will be presented in Tronox Limited’s definitive proxy statement for its 2015 annual general meeting of shareholders, which will be held May 20, 2015, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2014 regarding securities issued under the Tronox Limited Management Equity Incentive Plan (the “Tronox Limited MEIP”).

	Number of securities to be issued upon exercise of outstanding restricted shares, restricted share units and options (2)	Weighted-average exercise price of outstanding restricted shares, restricted share units and	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column) (1)
Equity compensation plans approved by security holders	4,071,946	$21.64	7,742,113
Equity compensation plans not approved by security holders	—	—	—
Total	4,071,946	$21.64	7,742,113

(1)	Each share unit awarded under the Tronox Limited MEIP was granted at no cost to the persons receiving them and represents the contingent right to receive the equivalent number of Class A Shares.
(2)	Excludes Warragnts, as they were not issued under the Tronox Limited MEIP.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions will be presented in Tronox Limited’s definitive proxy statement for its 2015 annual general meeting of shareholders, which will be held May 20, 2015, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information regarding certain relationships and related transactions will be presented in Tronox Limited’s definitive proxy statement for its 2015 annual general meeting of shareholders, which will be held May 20, 2015, and is incorporated herein by reference.

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

2.1	Amended and Restated Transaction Agreement by and among Tronox Incorporated, Tronox Limited, Concordia Acquisition Corporation, Concordia Merger Corporation, Exxaro Resources Limited, Exxaro Holdings Sands (Proprietary) Limited and Exxaro International BV, dated as of April 20, 2012 (incorporated by reference to Annex A to the proxy statement/prospectus which forms a part of the Registration Statement on Form S-4 filed by Tronox Limited and Tronox Incorporated on May 4, 2012).
2.2	Stock and Asset Purchase Agreement, dated as of February 3, 2015, by and among FMC Corporation, Tronox US Holdings Inc. and Tronox Limited (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Tronox Limited on February 4, 2015).
3.1	Constitution of Tronox Limited (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Tronox Limited on June 20, 2012).
4.1	Indenture, dated as of August, 20, 2012, among Tronox Finance LLC, Tronox Limited, the other guarantors named therein and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q filed by Tronox Limited on November 14, 2012).
4.2	Registration Rights Agreement, dated as of August 20, 2012, among Tronox Finance LLC, Tronox Limited, the other guarantors named therein and Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC and UBS Securities LLC, as representative of the initial purchasers (incorporated by reference to Exhibit 4.2 of the Quarterly Report on Form 10-Q filed by Tronox Limited on November 14, 2012).
4.3	First Supplemental Indenture, dated August 29, 2012, to the Indenture, dated as of August, 20, 2012 among Tronox Finance LLC, Tronox Limited, the other guarantors named therein and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.3 of the Quarterly Report on Form 10-Q filed by Tronox Limited on November 14, 2012).
10.1	Amended and Restated Warrant Agreement, dated as of June 15, 2012, by and between Tronox Incorporated, Tronox Limited, Computershare Inc. and its wholly owned subsidiary, Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed by Tronox Limited on June 20, 2012).
10.2*	Employment Agreement entered into as of February 14, 2011 by and between Tronox LLC and John D. Romano (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-4 filed by Tronox Limited and Tronox Incorporated on December 30, 2011).
10.3*	Employment Agreement entered into as of February 14, 2011 by and between Tronox LLC and Michael J. Foster (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-4 filed by Tronox Limited and Tronox Incorporated on December 30, 2011).
10.4	Shareholders’ Agreement by and between Tronox Sands Holdings PTY Limited, Tronox Limited, Exxaro Resources Limited, Exxaro Sands (Proprietary) Limited and Exxaro TSA Sands Proprietary Limited (incorporated by reference to Exhibit 10.10 of the Current Report on Form 8-K filed by Tronox Limited on June 20, 2012).
10.5	Shareholder’s Deed dated June 15, 2012 by and between Tronox Limited, Thomas Casey, and Exxaro Resources Limited (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Tronox Limited on June 20, 2012).
10.6	Credit and Guaranty Agreement, dated February 8 2012, by and among Tronox Pigments (Netherlands) B.V., Tronox Incorporated, the guarantors listed therein, the lenders listed therein, and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.14 of the Registration Statement on Form S-4 filed by Tronox Limited and Tronox Incorporated on March 22, 2012).

10.07*	Employment Agreement entered into as of April 19, 2012 by and between Tronox LLC and Thomas J. Casey (incorporated by reference to Exhibit 10.15 of the Registration Statement on Form S-4 filed by Tronox Limited and Tronox Incorporated on April 23, 2012).
10.8*	Tronox Limited Management Equity Incentive Plan (incorporated by reference to Exhibit 10.16 of the Registration Statement on Form S-4 filed by Tronox Limited and Tronox Incorporated on April 23, 2012).
10.9	First Amendment to the Credit and Guaranty Agreement, dated May 11, 2012, by and among Tronox Pigments (Netherlands) B.V., Tronox Incorporated, Goldman Sachs Bank USA, the requisite lenders party thereto and the guarantors party thereto (incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2012 filed by Tronox Limited on February 28, 2013).
10.10	Technical Amendment to the Credit and Guaranty Agreement, dated June 12, 2012, by and among Goldman Sachs Bank USA and Tronox Pigments (Netherlands) B.V. (incorporated by reference to Exhibit 10.13 of the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2012 filed by Tronox Limited on February 28, 2013).
10.11	Transition Services Agreement, dated June 15, 2012, by and between Tronox Limited, Exxaro Resources Limited, Exxaro TSA Sands Proprietary Limited and Exxaro Sands (Proprietary) Limited (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Tronox Limited on June 20, 2012).
10.12	General Services Agreement, dated June 15, 2012, by and between Tronox Limited, Exxaro Resources Limited, Exxaro TSA Sands Proprietary Limited and Exxaro Sands (Proprietary) Limited (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by Tronox Limited on June 20, 2012).
10.13	Template Project Services Agreement, dated June 15, 2012, by and between Tronox Limited and Exxaro Resources Limited (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed by Tronox Limited on June 20, 2012).
10.14	Revolving Syndicated Facility Agreement, dated June 18, 2012, among Tronox Incorporated, Tronox Limited, Guarantors named therein, Lenders named therein, UBS Securities LLC, as Arranger, Bookmanager, Documentation Agent and Syndication Agent, UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent and Collateral Agent, UBS Loan Finance LLC, as Swingline Lender, and UBS AG, Stamford Branch, as Australian Security Trustee (incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K filed by Tronox Limited on June 20, 2012).
10.15	First Amendment to Revolving Syndicated Facility Agreement, dated August 8, 2012, among Tronox Limited, the other borrowers and the guarantors party thereto, the lenders party thereto and UBS AG, Stamford Branch (incorporated by reference to Exhibit 10.18 of the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2012 filed by Tronox Limited on February 28, 2013).
10.16*	Separation Agreement and Release entered into as of February 9, 2013, by and between Tronox Limited and Daniel D. Greenwell (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Tronox Limited on February 13, 2013).
10.17*	First Amendment to that Certain Employment Agreement entered into as of February 22, 2013, by and between Tronox LLC and Thomas J. Casey (incorporated by reference to Exhibit 10.21 of the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2012 filed by Tronox Limited on February 28, 2013).
10.18	Single Tenant Industrial Lease by and between Le Petomane XXVII, Inc., not individually but solely in the representative capacity as the Trustee of the Nevada Environmental Response Trust, and Tronox LLC dated February 14, 2011 (incorporated by reference to Exhibit 10.3 of the Annual Report on Form 10-K filed by Tronox Limited on February 27, 2014).

10.19*	Tronox Limited Annual Performance Bonus Plan (incorporated by reference to Exhibit B of the Definitive Proxy Statement of Tronox Limited filed on Form DEF 14A on April 15, 2013).
10.20*	Employment Agreement entered into as of July 25, 2013 by and between Tronox LLC and Jean Francois Turgeon (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Tronox Limited on August 7, 2013).
10.21*	Employment Agreement entered into as of August 1, 2013 by and between Tronox LLC and Katherine C. Harper (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Tronox Limited on August 7, 2013).
10.22*	Employment Agreement entered into as of March 1, 2014 by and between Tronox LLC and Richard L. Muglia (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by Tronox Limited on May 8, 2014).
10.23*	Separation Agreement entered into as of March 1, 2014 by and between Tronox Limited and Michael J. Foster (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed by Tronox Limited on May 8, 2014).
10.24	Third Amendment to Credit and Guaranty Agreement, dated as of April 23, 2014, among Tronox Pigments (Netherlands) B.V., Tronox Limited, the guarantors listed therein, the lender parties thereto and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Tronox Limited on April 29, 2014).
10.25*	Amended and Restated Employment Agreement dated as of August 14, 2014 by and between Tronox Limited, Tronox LLC and Thomas Casey (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 20, 2014).
10.26*	Amendment to Certain Equity-Based Award Agreements, dated as of August 14, 2014, between Tronox Limited and Thomas Casey (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 20, 2014).
10.27*	Settlement Agreement entered into as of October 6, 2014 by and between Tronox Mineral Sands Proprietary Limited and Pravindran Trevor Arran (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 9, 2014).
10.28*	Amended and Restated Employment Agreement dated as of December 23, 2014 by and between Tronox LLC and John Romano (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2014).
10.29*	Employment Agreement dated as of June 15, 2012 by and between Tronox LLC and Willem Van Niekerk (filed herewith).
12.1	Ratio of Earnings to Fixed Charges.
14.1	Tronox Code of Business Conduct, Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on February 27, 2014).
21.1	Subsidiaries of Tronox Limited.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm for Tronox Limited.
23.2	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm for Tronox Limited.
31.1	Rule 13a-14(a) Certification of Thomas Casey.
31.2	Rule 13a-14(a) Certification of Katherine C. Harper.
32.1	Section 1350 Certification for Thomas Casey.
32.2	Section 1350 Certification for Katherine C. Harper.

101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS of the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2013 filed by Tronox Limited on February 27, 2014 (Commission File Number 001-35573).
101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH of the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2013 filed by Tronox Limited on February 27, 2014 (Commission File Number 001-35573).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 21.1 of the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2013 filed by Tronox Limited on February 27, 2014 (Commission File Number 001-35573).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.LAB of the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2013 filed by Tronox Limited on February 27, 2014 (Commission File Number 001-35573).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF of the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2013 filed by Tronox Limited on February 27, 2014 (Commission File Number 001-35573).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE of the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2013 filed by Tronox Limited on February 27, 2014 (Commission File Number 001-35573).
*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of February 2015.

TRONOX LIMITED (Registrant)

By:	/s/ Katherine C. Harper
Name:	Katherine C. Harper
Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas Casey	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 25, 2015
Thomas Casey

/s/ Katherine C. Harper	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2015
Katherine C. Harper

/s/ Kevin V. Mahoney	Vice President and Controller (Principal Accounting Officer)	February 25, 2015
Kevin V. Mahoney

/s/ Daniel Blue
Daniel Blue	Director	February 25, 2015

/s/ Wim de Klerk
Wim de Klerk	Director	February 25, 2015

/s/ Andrew P. Hines
Andrew P. Hines	Director	February 25, 2015

/s/ Wayne A. Hinman
Wayne A. Hinman	Director	February 25, 2015

/s/ Peter Johnston
Peter Johnston	Director	February 25, 2015

/s/ Ilan Kaufthal
Ilan Kaufthal	Director	February 25, 2015

/s/ Sipho Nkosi
Sipho Nkosi	Director	February 25, 2015

/s/ Jeffry N. Quinn
Jeffry N. Quinn	Director	February 25, 2015