Form 10-Q
period 2015-03-31
Tronox Ltd
filed 2015-05-08
CIK 1530804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of April 30, 2015, the Registrant had 64,412,084 Class A ordinary shares and 51,154,280 Class B ordinary shares outstanding.

2

Item 1. Financial Statements (Unaudited)

TRONOX LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Millions of U.S. dollars, except share and per share data)

	Three Months Ended March 31,
	2015	2014
Net sales	$385	$418
Cost of goods sold	350	393
Gross profit	35	25
Selling, general and administrative expenses	(44)	(46)
Loss from operations	(9)	(21)
Interest and debt expense, net	(34)	(34)
Other income, net	4	—
Loss before income taxes	(39)	(55)
Income tax benefit (provision)	(7)	1
Net loss	(46)	(54)
Net income attributable to noncontrolling interest	3	4
Net loss attributable to Tronox Limited	$(49)	$(58)
Loss per share, basic and diluted	$(0.42)	$(0.51)
Weighted average shares outstanding, basic and diluted (in thousands)	115,374	113,577

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(Millions of U.S. dollars)

	Three Months Ended March 31,
	2015	2014
Net loss	$(46)	$(54)
Other comprehensive income (loss):
Foreign currency translation adjustments	(63)	(8)
Retirement and postretirement plans, net of taxes of less than $1 million in each of the three months ended March 31, 2015 and 2014	1	3
Other comprehensive loss	(62)	(5)
Total comprehensive loss	(108)	(59)
Comprehensive income (loss) attributable to noncontrolling interest:
Net income	3	4
Foreign currency translation adjustments	(15)	(3)
Comprehensive income (loss) attributable to noncontrolling interest	(12)	1
Comprehensive loss attributable to Tronox Limited	$(96)	$(60)

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions of U.S. dollars, except share and per share data)

	March 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$1,139	$1,276
Restricted cash	608	3
Accounts receivable, net of allowance for doubtful accounts	298	277
Inventories, net	754	770
Prepaid and other assets	29	42
Deferred tax assets	12	13
Total current assets	2,840	2,381
Noncurrent Assets
Property, plant and equipment, net	1,185	1,227
Mineral leaseholds, net	1,020	1,058
Intangible assets, net	265	272
Inventories, net	56	57
Long-term deferred tax assets	9	9
Other long-term assets	61	61
Total assets	$5,436	$5,065
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$139	$160
Accrued liabilities	95	147
Long-term debt due within one year	18	18
Income taxes payable	23	32
Deferred tax liabilities	9	9
Total current liabilities	284	366
Noncurrent Liabilities
Long-term debt	2,970	2,375
Pension and postretirement healthcare benefits	167	172
Asset retirement obligations	81	85
Long-term deferred tax liabilities	191	204
Other long-term liabilities	85	75
Total liabilities	3,778	3,277
Contingencies and Commitments
Shareholders’ Equity
Tronox Limited Class A ordinary shares, par value $0.01 — 65,536,416 shares issue and 64,404,432 shares outstanding at March 31, 2015 and 65,152,145 shares issued and 63,968,616 shares outstanding at December 31, 2014	1	1
Tronox Limited Class B ordinary shares, par value $0.01 — 51,154,280 shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Capital in excess of par value	1,483	1,476
Retained earnings	451	529
Accumulated other comprehensive loss	(443)	(396)
Total shareholders’ equity	1,492	1,610
Noncontrolling interest	166	178
Total equity	1,658	1,788
Total liabilities and equity	$5,436	$5,065

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Millions of U.S. dollars)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(46)	$(54)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	65	73
Deferred income taxes	(3)	—
Share-based compensation expense	6	5
Amortization of deferred debt issuance costs and discount on debt	2	2
Pension and postretirement healthcare benefit expense	1	1
Other noncash items affecting net loss	(4)	6
Contributions to employee pension and postretirement plans	(3)	(2)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(25)	(21)
(Increase) decrease in inventories	(4)	4
(Increase) decrease in prepaid and other assets	9	11
Increase (decrease) in accounts payable and accrued liabilities	(58)	(36)
Increase (decrease) in taxes payable	(4)	(7)
Other, net	(1)	(1)
Cash used in operating activities	(65)	(19)
Cash Flows from Investing Activities:
Capital expenditures	(32)	(24)
Restricted cash	(600)	—
Cash used in investing activities	(632)	(24)
Cash Flows from Financing Activities:
Repayments of debt	(5)	(5)
Proceeds from debt	600	—
Dividends paid	(29)	(29)
Proceeds from the exercise of warrants and options	3	1
Cash provided by (used in) financing activities	569	(33)
Effects of exchange rate changes on cash and cash equivalents	(9)	1
Net decrease in cash and cash equivalents	(137)	(75)
Cash and cash equivalents at beginning of period	1,276	1,475
Cash and cash equivalents at end of period	$1,139	$1,400

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(Millions of U.S. dollars)

	Tronox Limited Class A Ordinary Shares	Tronox Limited Class B Ordinary Shares	Capital in Excess of par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2015	$1	$—	$1,476	$529	$(396)	$1,610	$178	$1,788
Net income (loss)	—	—	—	(49)	—	(49)	3	(46)
Other comprehensive loss	—	—	—	—	(47)	(47)	(15)	(62)
Share-based compensation	—	—	4	—	—	4	—	4
Class A and Class B share dividends	—	—	—	(29)	—	(29)	—	(29)
Warrants and options exercised	—	—	3	—	—	3	—	3
Balance at March 31, 2015	$1	$—	$1,483	$451	$(443)	$1,492	$166	$1,658

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Millions of U.S. dollars, except share, per share and metric tons data or unless otherwise noted)

1. The Company

Tronox Limited and its subsidiaries (collectively referred to as “Tronox,” “we,” “us,” or “our”) is a public limited company registered under the laws of the State of Western Australia. We are a global leader in the production and marketing of titanium bearing mineral sands and titanium dioxide (“TiO2”) pigment. Our TiO2 products are critical components of everyday applications such as paint and other coatings, plastics, paper and other uses. Our mineral sands business consists primarily of three product streams—titanium feedstock, zircon and pig iron. Titanium feedstock is primarily used to manufacture TiO2. Zircon, a hard, glossy mineral, is used for the manufacture of ceramics, refractories, TV screen glass and a range of other industrial and chemical products. Pig iron is a metal material used in the steel and metal casting industries to create wrought iron, cast iron and steel. We have global operations in North America, Europe, South Africa, and the Asia-Pacific region. We operate three TiO2 facilities at the following locations: Hamilton, Mississippi; Botlek, The Netherlands; and Kwinana, Western Australia, and we operate three separate mining operations: KwaZulu-Natal (“KZN”) Sands and Namakwa Sands both located in South Africa, and Cooljarloo located in Western Australia.

The accompanying condensed consolidated financial statements are unaudited, and have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. The Condensed Consolidated Balance Sheet as of December 31, 2014 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

During the three months ended March 31, 2015, we recorded out-of-period adjustments that should have been recorded in 2012 through 2014 that decreased cost of goods sold by $3 million, decreased loss before income taxes by $3 million, decreased net loss by $2 million, and decreased loss per share by $0.01. After evaluating the quantitative and qualitative aspects of the adjustments, we concluded the effect of these adjustments, individually and in the aggregate, was not material to our previously issued consolidated financial statements and is not expected to be material to our 2015 consolidated financial statements.

Recent Accounting Pronouncements

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

2. Acquisition of Alkali Chemicals Group

On April 1, 2015, (the “Alkali Transaction Date”) we completed the previously announced acquisition of 100% of the Alkali Chemicals business from FMC Corporation (“Alkali”) for an aggregate purchase price of approximately $1.64 billion in cash (the “Alkali Transaction”), subject to a customary post-closing adjustment in respect of working capital. Alkali is the world’s largest producer of natural soda ash, which is used by customers in the glass, detergent and chemicals manufacturing industries.  Natural soda ash maintains a sustained structural cost advantage globally compared to producers of synthetic soda ash.  As a result of this advantage, Alkali brings a history of consistently delivering superior operational and financial performance across economic cycles.  The Alkali Transaction diversifies our end markets, revenue base and increases our participation in faster growing emerging market economies.  Alkali will operate as a separate business unit and reporting segment.

We funded the Alkali Transaction through existing cash and new debt. See Note 13 for further details of the Alkali Transaction financing.

We will account for the Alkali Transaction under ASC 805, Business Combinations, which requires recording assets and liabilities at fair value. Under the acquisition method of accounting, each tangible and separately identifiable intangible asset acquired and liabilities assumed will be recorded based on their preliminary estimated fair values on the Alkali Transaction Date.

Since the Alkali Transaction Date, we have been preparing, with the assistance of third-party professionals, the supplemental pro forma information, the initial purchase price allocation and other disclosures as required by ASC 805. We expect our disclosure to be completed and available in our second quarter.

3. Restructuring Expense

During September 2014, we commenced a cost reduction initiative. The initiative involved a reduction in our workforce by approximately 135 employees and outside contractor positions. During the three months ended March 31, 2015, we paid $2 million in cash related to restructuring.

A summary in the changes in the liability established for restructuring is as follows:

Restructuring Liability
Balance, January 1, 2015	$4
Cash payments	(2)
Balance, March 31, 2015	$2

4. Income Taxes

Our operations are conducted through our various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.

	Three Months Ended March 31,
	2015	2014
Income tax benefit (provision)	$(7)	$1
Loss before income taxes	$(39)	$(55)
Effective tax rate	(18)%	2%

The effective tax rate for the three months ended March 31, 2015 and 2014 differs from the Australian statutory rate of 30% primarily due to valuation allowances, income in foreign jurisdictions taxed at rates lower than 30%, and withholding tax accruals. We recorded less tax benefit on book losses for the period ended March 31, 2015 due to full valuation allowances in Australia and The Netherlands.

The statutory tax rates on income earned in South Africa (28% for limited liability companies), The Netherlands (25% for corporations), and the United Kingdom (20.25% for corporations and limited liability companies and not applicable for certain limited liability partners) are lower than the Australian statutory rate of 30%. The statutory tax rate, applied against losses in the United States (35% for corporations), is higher than the Australian statutory rate of 30%.

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

These conclusions were reached by the application of ASC 740, Income Taxes, which requires all available positive and negative evidence be weighted to determine whether a valuation allowance should be recorded. The more significant evidential matter in Australia, the United States, and The Netherlands relates to recent book losses and the lack of sufficient projected taxable income. The more significant evidential matter for South Africa relates to assets that cannot be depleted or depreciated for tax purposes.

Anadarko Litigation

On January 23, 2015, Anadarko paid $5.2 billion, including approximately $65 million of accrued interest, pursuant to the terms of the settlement agreement. We did not receive any portion of the settlement amount. Instead, 88% of the $5.2 billion went to trusts and other governmental entities for the remediation of polluted sites by Kerr-McGee. The remaining 12% was distributed to a tort trust to compensate individuals injured as a result of Kerr-McGee’s environmental failures.

We received a private letter ruling from the U.S. Internal Revenue Service confirming that the trusts that held the claims against Anadarko are grantor trusts of Tronox Incorporated solely for federal income tax purposes. As a result, we believe we are entitled to tax deductions equal to the amount spent by the trusts to remediate environmental matters and to compensate the injured individuals. These deductions will accrue over the life of the trusts as the $5.2 billion is spent. We believe that these expenditures and the accompanying tax deductions may continue for decades. At December 31, 2014, we had recorded deferred tax assets of $2.0 billion related to the $5.2 billion of expected future tax deductions from trust expenditures. These deferred tax assets are fully offset by valuation allowances.

5. Loss Per Share

The computation of basic and diluted earnings (loss) per share for the periods indicated is as follows:

	Three Months Ended March 31,
	2015	2014
Numerator – Basic and Diluted:
Net loss	$(46)	$(54)
Less: Net income attributable to noncontrolling interest	3	4
Undistributed losses	(49)	(58)
Percentage allocated to ordinary shares (1)	100%	100%
Loss available to ordinary shares	$(49)	$(58)
Denominator – Basic and Diluted:
Weighted-average ordinary shares (in thousands)	115,374	113,577
Loss per Ordinary Share (2):
Basic and diluted loss per ordinary share	$(0.42)	$(0.51)

(1)	Our participating securities do not have a contractual obligation to share in losses; therefore, when we have a net loss, none of the loss is allocated to participating securities. Consequently, for the three months ended March 31, 2015 and 2014, the two class method did not have an effect on our loss per ordinary share calculation, and as such, dividends paid during the year did not impact this calculation.

(2)	Loss per ordinary share amounts were calculated from exact, not rounded income (loss) and share information.

In computing diluted loss per share under the two-class method, we considered potentially dilutive shares. Anti-dilutive shares not recognized in the diluted earnings per share calculation were as follows:

	March 31, 2015		March 31, 2014
	Shares	Average Exercise Price	Shares	Average Exercise Price
Options	2,354,491	$21.14	2,939,568	$21.08
Series A Warrants (1)	1,274,837	$10.91	1,861,507	$11.38
Series B Warrants (1)	1,723,877	$12.04	2,423,322	$12.56
Restricted share units	1,488,889	$23.03	1,002,232	$22.04

(1)	Series A Warrants and Series B Warrants were converted into Class A ordinary shares at March 31, 2015 and 2014 using a rate of 5.32 and 5.21, respectively. See Note 16.

6. Restricted Cash

On March 6, 2015, Evolution Escrow Issuer LLC (“Evolution”), a special purpose limited liability company organized under the laws of Delaware, was formed. Evolution was wholly owned by Stichting Evolution Escrow, a Dutch foundation not affiliated with the Company.

On March 9, 2015, Tronox Limited and Evolution announced that Evolution intended to offer, subject to market and other considerations, senior notes due 2022 (the “Senior Notes due 2022”) through an offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act. The Senior Notes due 2022 were offered in connection with the acquisition of Alkali.

On March 19, 2015, Evolution closed an offering of $600 million aggregate principal amount of its 7.50% Senior Notes due 2022. The proceeds from the offering of the Senior Notes due 2022 were released to the Company on April 1, 2015 to partially pay the purchase price for the Alkali Transaction. The following assets and liabilities of Evolution were consolidated at March 31, 2015: $603 million of restricted cash, $600 million of Senior Notes due 2022, $2 million of debt issuance costs and $4 million of accrued interest and debt issuance costs included in “Restricted cash,” “Long-term debt,” “Other long-term assets” and “Accrued liabilities,” respectively in the unaudited Condensed Consolidated Balance Sheets.

At March 31, 2015, Evolution was consolidated into our financial statements solely for accounting purposes in accordance with ASC 810, Consolidation, as it was a variable interest entity and Tronox was the primary beneficiary, and the bond proceeds were classified as restricted cash.

See Note 13 for further details of the Alkali Transaction financing.

At both March 31, 2015 and December 31, 2014, we had restricted cash in Australia related to outstanding letters of credit of $5 million and $3 million, respectively.

7. Accounts Receivable, Net of Allowance for Doubtful Accounts

Accounts receivable, net of allowance for doubtful accounts, consisted of the following:

	March 31, 2015	December 31, 2014
Trade receivables	$291	$272
Other	8	6
Gross	299	278
Allowance for doubtful accounts	(1)	(1)
Accounts receivable, net of allowance for doubtful accounts	$298	$277

Bad debt expense was less than $1 million for both the three months ended March 31, 2015 and 2014, and was recorded in “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations.

8. Inventories, Net

Inventories, net consisted of the following:

	March 31, 2015	December 31, 2014
Raw materials	$321	$329
Work-in-process	56	77
Finished goods, net	318	303
Materials and supplies, net (1)	115	118
Total	810	827
Less: Inventories, net – non-current	(56)	(57)
Inventories, net - current	$754	$770

(1)	Consists of processing chemicals, maintenance supplies, and spare parts, which will be consumed directly and indirectly in the production of our products.

Finished goods includes inventory on consignment of $45 million and $42 million at March 31, 2015 and December 31, 2014, respectively. At both March 31, 2015 and December 31, 2014, inventory obsolescence reserves were $14 million. During the three months ended March 31, 2015 and 2014, we recognized a net lower of cost or market charge of $9 million and a net lower of cost or market charge of $12 million, respectively, which was included in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations.

9. Property, Plant and Equipment, Net

Property, plant and equipment, net of accumulated depreciation, consisted of the following:

	March 31, 2015	December 31, 2014
Land and land improvements	$77	$80
Buildings	180	187
Machinery and equipment	1,218	1,225
Construction-in-progress	157	149
Other	37	35
Total	1,669	1,676
Less accumulated depreciation and amortization	(484)	(449)
Property, plant and equipment, net	$1,185	$1,227

Depreciation expense related to property, plant and equipment during the three months ended March 31, 2015 and 2014 was $37 million and $39 million, respectively, of which $36 million and $38 million, respectively, was recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations and $1 million in each period was recorded in “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations.

10. Mineral Leaseholds, Net

Mineral leaseholds, net of accumulated depletion, consisted of the following:

	March 31, 2015	December 31, 2014
Mineral leaseholds	$1,312	$1,336
Less accumulated depletion	(292)	(278)
Mineral leaseholds, net	$1,020	$1,058

Depletion expense related to mineral leaseholds during the three months ended March 31, 2015 and 2014 was $21 million and $27 million, respectively, which was recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations.

11. Intangible Assets, Net

Intangible assets, net of accumulated amortization, consisted of the following:

	March 31, 2015			December 31, 2014
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$294	$(84)	$210	$294	$(79)	$215
TiO2 technology	32	(7)	25	32	(6)	26
Internal-use software	39	(11)	28	39	(10)	29
Other	9	(7)	2	9	(7)	2
Intangible assets, net	$374	$(109)	$265	$374	$(102)	$272

Amortization expense related to intangible assets during the three months ended March 31, 2015 and 2014 was $7 million in each period, which was recorded in “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations. Estimated future amortization expense related to intangible assets is $20 million for the remainder of 2015, $25 million for 2016, $25 million for 2017, $25 million for 2018, $25 million for 2019, and $145 million thereafter.

 12. Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2015	December 31, 2014
Employee-related costs and benefits	$41	$62
Taxes other than income taxes	21	37
Interest	9	22
Sales rebates	18	19
Other	6	7
Accrued liabilities	$95	$147

13. Debt

UBS Revolver

We have a global senior secured asset-based syndicated revolving credit facility with UBS AG (the “UBS Revolver”) with a maturity date of June 18, 2017. Through March 31, 2015, the UBS Revolver provided us with a committed source of capital with a principal borrowing amount of up to $300 million, subject to a borrowing base. Obligations under the UBS Revolver were collateralized by a first priority lien on substantially all of our existing, and future deposit accounts, inventory, and account receivables, and certain related assets, excluding those held by our South African subsidiaries, Netherland’s subsidiaries, and Bahamian subsidiary, and a second priority lien on all of our other assets, including capital shares. At March 31, 2015 and December 31, 2014, our borrowing base was $141 million and $276 million, respectively. The borrowing base at March 31, 2015 reflects $150 million of requested borrowings, which were received on April 1, 2015, as discussed below. During the three months ended March 31, 2015 and 2014, we had no drawdowns or repayments on the UBS Revolver. At both March 31, 2015 and December 31, 2014, there were no outstanding borrowings on the UBS Revolver.

On April 1, 2015, in connection with the Alkali Transaction, we entered into an amended and restated asset-based revolving syndicated facility agreement with UBS, which provides for up to $500 million of revolving credit lines, with a $85 million sublimit for letters of credit. Availability of revolving credit loans and letters of credit are subject to a borrowing base. Borrowings bear interest at our option, at either a base rate or an adjusted LIBOR rate and borrowings in Euros bear interest at an adjusted LIBOR rate, in each case plus an applicable margin. The base rate is defined as the greatest of (a) the Administrative Agent’s prime rate, (b) the Federal funds effective rate plus 0.50% and (c) the adjusted LIBOR rate for a one-month period plus 1.00%. The applicable margin ranges from 0.50% to 1.00% for borrowings at the base rate and from 1.50% to 2.00% for borrowings at the adjusted LIBOR rate, in each case, based on the average daily borrowing availability. On April 1, 2015, we borrowed $150 million against the UBS Revolver.

ABSA Revolving Credit Facility

We have a R1.3 billion (approximately $107 million at March 31, 2015) revolving credit facility with ABSA Bank Limited (“ABSA”) acting through its ABSA Capital Division (the “ABSA Revolver”) with a maturity date of June 14, 2017. The ABSA Revolver bears interest at (i) the base rate (defined as one month JIBAR, which is the mid-market rate for deposits in South African Rand for a period equal to the relevant period which appears on the Reuters Screen SAFEY Page alongside the caption YLD) as of 11h00 Johannesburg time on the first day of the applicable period, plus (ii) the Margin, which is 3.9%.

During the three months ended March 31, 2015 and 2014, we had no drawdowns or repayments on the ABSA Revolver. At both March 31, 2015 and December 31, 2014, there were no outstanding borrowings on the ABSA Revolver.

Long-term debt, net of an unamortized discount, consisted of the following:

	Original Principal	Annual Interest Rate	Maturity Date	March 31, 2015	December 31, 2014
Term Loan, net of unamortized discount (1)	$1,500	Variable	3/19/2020	$1,465	$1,468
Senior Notes due 2020	$900	6.375%	8/15/2020	900	900
Senior Notes due 2022	$600	7.50%	3/15/2022	600	—
Co-generation Unit Financing Arrangement	$16	6.5%	2/1/2016	2	3
Lease financing				21	22
Total borrowings				2,988	2,393
Less: Long-term debt due within one year				(18)	(18)
Long-term debt				$2,970	$2,375

(1)	Average effective interest rate of 4.4% and 4.9% during the three months ended March 31, 2015 and 2014, respectively.

At March 31, 2015, the scheduled maturities of our long-term debt were as follows:

Total Borrowings
2015	$13
2016	16
2017	16
2018	16
2019	16
Thereafter	2,918
Total	2,995
Remaining accretion associated with the Term Loan	(7)
Total borrowings	$2,988

Term Loan

On April 23, 2014, we, along with our wholly owned subsidiary, Tronox Pigments (Netherlands) B.V., and certain of our subsidiaries named as guarantors, entered into a Third Amendment to the Credit and Guaranty Agreement (the “Third Agreement”) on our $1.5 billion senior secured term loan (the “Term Loan”) with the lender parties thereto and Goldman Sachs Bank USA, as administrative agent, which amends the Second Agreement. The Term Loan was issued net of an original issue discount. At March 31, 2015 and December 31, 2014, the unamortized discount was $7 million for both periods. During both the three months ended March 31, 2015 and 2014, we made principal repayments of $4 million.

Senior Notes due 2020

On August 20, 2012, our wholly owned subsidiary, Tronox Finance LLC (“Tronox Finance”), completed a private placement offering of $900 million aggregate principal amount of senior notes at par value (the “Senior Notes due 2020”). The Senior Notes due 2020 bear interest semiannually at a rate equal to 6.375%, and are fully and unconditionally guaranteed on a senior, unsecured basis by us and certain of our subsidiaries. The Senior Notes due 2020 were initially offered to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act.

On September 17, 2013, Tronox Finance issued $900 million in aggregate principal amount of registered 6.375% Senior Notes due 2020 in exchange for its then existing $900 million in aggregate principal amount of its 6.375% Senior Notes due 2020. The Senior Notes due 2020 are guaranteed by Tronox and certain of its subsidiaries. See Note 22.

Senior Notes due 2022

 On March 19, 2015, Evolution closed an offering of $600 million aggregate principal amount of its 7.50% Senior Notes due 2022 (the “Senior Notes due 2022”). Evolution was initially a wholly owned subsidiary of Stichting Evolution Escrow, a Dutch foundation that is not an affiliate of Tronox Limited. The Senior Notes due 2022 were offered and sold by Evolution in reliance on an exemption pursuant to Rule 144A and Regulation S under the Securities Act. The Senior Notes due 2022 have not been registered under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The Senior Notes due 2022 were issued under an Indenture, dated as of March 19, 2015 (the “Indenture”), between Evolution and Wilmington Trust, National Association (the “Trustee”).

 On April 1, 2015, in connection with the Alkali Transaction, Evolution merged with and into Tronox Finance, and Tronox Finance assumed the obligations of Evolution under the Indenture and the Senior Notes due 2022, and the proceeds from the offering of the Senior Notes due 2022 were released to us. We and certain of our subsidiaries entered into a supplemental indenture (the “First Supplemental Indenture”), by and among us, Tronox Finance, the guarantors party thereto, and the Trustee, pursuant to which we and such subsidiaries became guarantors of the Senior Notes due 2022 under the Indenture. Also in connection with the Alkali Transaction, we entered into a $600 million senior unsecured bridge facility (the “Bridge Facility”). The Bridge Facility terminated with the completion of the Alkali Transaction. We incurred $8 million of financing fees related to the Bridge Facility to be expensed in the second quarter of 2015. Debt issuance costs related to the Senior Notes due 2022 of $2 million, were capitalized and included in Other long-term assets in the unaudited Condensed Consolidated Balance Sheet at March 31, 2015. Finance costs of $11 million owed to the syndicated banks in connection with the debt issuance costs of the Senior Notes due 2022 will be capitalized in the second quarter of 2015.

 The Indenture and the Senior Notes due 2022 provide, among other things, that the Senior Notes due 2022 are senior unsecured obligations of Tronox Finance. Interest is payable on the Senior Notes due 2022 on March 15 and September 15 of each year beginning on September 15, 2015 until their maturity date of March 15, 2022. The terms of the Indenture, among other things, limit, in certain circumstances, the ability of us to: incur certain additional indebtedness and issue preferred stock; make certain dividends, distributions, investments and other restricted payments; sell certain assets; incur liens; agree to any restrictions on the ability of certain subsidiaries to make payments to the Company; consolidate or merge with or into, or sell substantially all of our assets to, another person; enter into transactions with affiliates; and enter into new lines of business.

Lease Financing

We have capital lease obligations in South Africa, which are payable through 2031 at a weighted average interest rate of approximately 14%. At March 31, 2015 and December 31, 2014, such obligations had a net book value of assets recorded under capital leases aggregating $18 million and $20 million, respectively. During both the three months ended March 31, 2015 and 2014, we made principal payments of less than $1 million.

Fair Value

Our debt is recorded at historical amounts. At both March 31, 2015 and December 31, 2014, the fair value of the Term Loan was $1.5 billion. At March 31, 2015 and December 31, 2014, the fair value of the Senior Notes due 2020 was $881 million and $903 million, respectively. At March 31, 2015, the fair value of the Senior Notes due 2022 was $609 million. We determined the fair value of the Term Loan, the Notes and the Term Facility using Bloomberg market prices. The fair value hierarchy for the Term Loan and the Notes is a Level 1 input.

Debt Covenants

At March 31, 2015, we had financial covenants in the UBS Revolver, the ABSA Revolver and the Term Loan; however, only the ABSA Revolver had a financial maintenance covenant that applies to local operations and only when the ABSA Revolver is drawn upon. The Term Loan and the UBS Revolver are subject to an intercreditor agreement pursuant to which the lenders’ respective rights and interests in the security are set forth. We were in compliance with all our financial covenants as of and for the three months ended March 31, 2015.

Interest and Debt Expense, Net

Interest and debt expense, net in the unaudited Condensed Consolidated Statements of Operations consisted of the following:

	Three Months Ended March 31,
	2015	2014
Bank borrowings	$32	$32
Amortization of deferred debt issuance costs and discounts on debt	2	2
Other	1	1
Capitalized interest	(1)	(1)
Total interest and debt expense, net	$34	$34

In connection with obtaining debt, we incurred debt issuance costs, which are being amortized through the respective maturity dates using the effective interest method. At both March 31, 2015 and December 31, 2014, we had $44 million of deferred debt issuance costs, which are recorded in “Other long-term assets” in the unaudited Condensed Consolidated Balance Sheets.

14. Asset Retirement Obligations

Asset retirement obligations consist primarily of rehabilitation and restoration costs, landfill capping costs, decommissioning costs, and closure and post-closure costs. Activity related to asset retirement obligations was as follows:

	Three Months Ended March 31,
	2015	2014
Balance, January 1,	$90	$96
Additions	1	—
Accretion expense	1	1
Remeasurement/translation	(6)	2
Changes in estimates, including cost and timing of cash flows	1	1
Settlements/payments	(1)	(2)
Balance, March 31,	$86	$98
Current portion included in “Accrued liabilities”	$5	$6
Noncurrent portion included in “Asset retirement obligations”	$81	$92

Environmental Rehabilitation Trust

In accordance with applicable regulations, we have established an environmental rehabilitation trust for the prospecting and mining operations in South Africa, which receives, holds, and invests funds for the rehabilitation or management of asset retirement obligations. The trustees of the fund are appointed by us, and consist of sufficiently qualified employees capable of fulfilling their fiduciary duties. At March 31, 2015 and December 31, 2014, the environmental rehabilitation trust assets were $15 million and $17 million, respectively, which were recorded in “Other long-term assets” in the unaudited Condensed Consolidated Balance Sheets.

 15. Commitments and Contingencies

Purchase and Capital Commitments—At March 31, 2015, purchase commitments were $182 million for the remainder of 2015, $100 million for 2016, $71 million for 2017, $63 million for 2018, $58 million for 2019, and $299 million thereafter.

Letters of Credit—At March 31, 2015, we had outstanding letters of credit, bank guarantees, and performance bonds of $49 million, of which $24 million were letters of credit issued under the UBS Revolver, $20 million were bank guarantees issued by ABSA and $5 million were performance bonds issued by Westpac Banking Corporation.

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

16. Shareholders’ Equity

The changes in outstanding Class A ordinary shares (“Class A Shares”) and Class B ordinary shares (“Class B Shares”) for the three months ended March 31, 2015 were as follows:

Class A Shares:
Balance at January 1, 2015	63,968,616
Shares issued for share-based compensation	292,148
Shares issued upon warrants exercised	6,683
Shares issued upon options exercised	136,985
Balance at March 31, 2015	64,404,432
Class B Shares:
Balance at January 1, 2015	51,154,280
Balance at March 31, 2015	51,154,280

Warrants

We have outstanding Series A Warrants (the “Series A Warrants”) and Series B Warrants (the “Series B Warrants,” and together with the Series A Warrants, the “Warrants”). At March 31, 2015, holders of the Warrants were entitled to purchase 5.32 Class A Shares and receive $12.50 in cash at an exercise price of $58.03 for each Series A Warrant and $64.05 for each Series B Warrant. The Warrants have a seven-year term from the date initially issued and will expire on February 14, 2018. A holder may exercise the Warrants by paying the applicable exercise price in cash or exercising on a cashless basis. The Warrants are freely transferable by the holder. At March 31, 2015 and December 31, 2014, there were 239,631 and 240,816 Series A Warrants outstanding, respectively, and 324,037 and 324,383 Series B Warrants outstanding, respectively.

Dividends

During 2015, we declared and paid quarterly dividends to holders of our Class A Shares and Class B Shares as follows:

Q1 2015
Dividend per share	$0.25
Total dividend	$29
Record date (close of business)	March 9

 Accumulated Other Comprehensive Loss Attributable to Tronox Limited

The tables below present changes in accumulated other comprehensive loss by component for the three months ended March 31, 2015 and 2014.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Total
Balance, December 31, 2014	$(279)	$(117)	$(396)
Other comprehensive income (loss)	(48)	1	(47)
Balance, March 31, 2015	$(327)	$(116)	$(443)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Total
Balance, December 31, 2013	$(215)	$(69)	$(284)
Other comprehensive income (loss)	(5)	3	(2)
Balance, March 31, 2014	$(220)	$(66)	$(286)

17. Noncontrolling Interest

Exxaro has a 26% ownership interest in each of our Tronox KZN Sands (Pty) Ltd. and Tronox Mineral Sands (Pty) Ltd. subsidiaries in order to comply with the ownership requirements of the BEE legislation in South Africa. Exxaro is entitled to exchange this interest for approximately 3.2% in additional Class B Shares under certain circumstances. Exxaro also has a 26% ownership interest in certain of our other non-operating subsidiaries. We account for such ownership interest as “Noncontrolling interest” in the unaudited condensed consolidated financial statements.

Noncontrolling interest activity was as follows:

	Three Months Ended March 31,
	2015	2014
Balance, January 1	$178	$199
Net income attributable to noncontrolling interest	3	4
Effect of exchange rate changes	(15)	(3)
Balance, March 31	$166	$200

18. Share-Based Compensation

Compensation expense consisted of the following:

	Three Months Ended March 31,
	2015	2014
Restricted shares and restricted share units	$3	$3
Options	2	2
T-Bucks Employee Participation Plan	1	1
Long-term Incentive Plan	—	(1)
Total compensation expense	$6	$5

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

Restricted Shares

During the three months ended March 31, 2015, we granted restricted shares which vest ratably over a three-year period. These awards are classified as equity awards, and are accounted for using the fair value established at the grant date.

The following table presents a summary of activity for the three months ended March 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2015	635,295	$22.82
Granted	40,668	21.14
Vested	(86,422)	19.51
Forfeited	(5,791)	24.86
Outstanding, March 31, 2015	583,750	$23.18
Expected to vest, March 31, 2015	582,972	$23.19

At March 31, 2015, there was $5 million of unrecognized compensation expense related to nonvested restricted shares, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.3 years. The weighted-average grant-date fair value of restricted shares granted during the three months ended March 31, 2015 and 2014 was $21.14 per share and $22.17 per share, respectively. The total fair value of restricted shares that vested during the three months ended March 31, 2015 was $2 million.

Restricted Share Units (“RSUs”)

During the three months ended March 31, 2015, we granted RSUs which have time and/or performance conditions. Both the time-based awards and the performance-based awards are classified as equity awards. The time-based awards vest ratably over a three-year period, and are valued at the weighted average grant date fair value. The performance-based awards cliff vest at the end of the three years. Included in the performance-based awards are RSUs for which vesting is determined by a Total Stockholder Return (“TSR”) calculation over the applicable measurement period. The TSR metric is considered a market condition for which we use a Monte Carlo simulation to determine the grant date fair value.

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2015	875,776	$22.17
Granted	865,330	23.50
Vested	(248,713)	21.65
Forfeited	(3,504)	21.94
Outstanding, March 31, 2015	1,488,889	$23.03
Expected to vest, March 31, 2015	1,442,641	$23.03

At March 31, 2015, there was $29 million of unrecognized compensation expense related to nonvested RSUs, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.5 years. The weighted-average grant-date fair value of restricted share units granted during the three months ended March 31, 2015 and 2014 was $23.50 per share and $22.26 per share, respectively. The total fair value of RSUs that vested during the three months ended March 31, 2015 was $5 million.

Options

During the three months ended March 31, 2015, we granted options to purchase Class A Shares, which vest ratably over a three-year period and have a ten-year term. The following table presents a summary of activity for the three months ended March 31, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Intrinsic Value
Outstanding, January 1, 2015	2,560,875	$21.14	7.88	$8
Granted	2,380	22.69
Exercised	(136,985)	19.38
Forfeited	(26,141)	23.42
Expired	(45,638)	25.21
Outstanding, March 31, 2015	2,354,491	$21.14	7.98	$1
Expected to vest, March 31, 2015	1,052,992	$21.32	8.35	$1
Exercisable, March 31, 2015	1,277,215	$20.99	7.67	$1

The aggregate intrinsic values in the table represent the total pre-tax intrinsic value (the difference between our share price at the indicated dates and the options’ exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at the end of the period. The amount will change based on the fair market value of our stock. Total intrinsic value of options exercised was less than $1 million for each of the three months ended March 31, 2015 and 2014. We issue new shares upon the exercise of options. During the three months ended March 31, 2015, we received $3 million in cash for the exercise of stock options.

At March 31, 2015, unrecognized compensation expense related to options, adjusted for estimated forfeitures, was $7 million, which is expected to be recognized over a weighted-average period of 1.5 years.

During the three months ended March 31, 2015 and 2014, we issued 2,380 and 910,375 options, respectively, with a weighted average grant date fair value of $7.04 and $8.17, respectively.

Fair value is determined on the grant date using the Black-Scholes option-pricing model and is recognized in earnings on a straight-line basis over the employee service period of three years, which is the vesting period. The assumptions used in the Black-Scholes option-pricing model on the grant date were as follows:

January 5, 2015
Number of options granted	2,380
Fair market value and exercise price	$22.69
Risk-free interest rate	1.83%
Expected dividend yield	4.41%
Expected volatility	48%
Maturity (years)	10
Expected term (years)	6
Per-unit fair value of options granted	$7.04

The fair value is based on the closing price of our Class A Shares on the grant date. The risk-free interest rate is based on U.S. Treasury Strips available with a maturity period consistent with the expected life assumption. The expected volatility assumption is based on historical price movements of our peer group.

T-Bucks Employee Participation Plan (“T-Bucks EPP”)

During 2012, we established the T-Bucks EPP for the benefit of certain qualifying employees of our South African subsidiaries. We funded the T-Bucks Trust (the “Trust”) with R124 million (approximately $15 million), which was used to acquire Class A Shares. Additional contributions may be made in the future at the discretion of the Board. The T-Bucks EPP is classified as an equity-settled shared-based payment plan, whereby participants were awarded share units in the Trust, which entitles them to receive Class A Shares upon completion of the vesting period on May 31, 2017. Participants are entitled to receive dividends on the shares during the vesting period. Forfeited shares are retained by the Trust, and are allocated to future participants. Compensation costs are recognized over the vesting period using the straight-line method. During 2012, the Trust purchased 548,234 Class A Shares at $25.79 per share, which was the fair value on the date of purchase. The balance at both March 31, 2015 and December 31, 2014 was 548,234 shares.

Long-Term Incentive Plan

We have a long-term incentive plan (the “LTIP”) for the benefit of certain qualifying employees of Tronox subsidiaries in South Africa and Australia. The LTIP is classified as a cash settled compensation plan and is re-measured to fair value at each reporting date. At March 31, 2015 and December 31, 2014, the LTIP plan liability was less than $1 million and $1 million, respectively.

19. Pension and Other Postretirement Healthcare Benefits

We sponsor a noncontributory defined benefit retirement plan (qualified) in the United States, a defined benefit retirement plan in The Netherlands, a new collective defined contribution plan in The Netherlands, and a South Africa postretirement healthcare plan.

During the fourth quarter of 2014, our benefit committee approved to end future benefit accruals under the TDF-Botlek Pension Fund Foundation (“The Netherlands DB plan”) and replaced it with a new collective contribution plan (“The Netherlands CDC plan”). As a result of this decision, effective from January 1, 2015, benefit accruals commenced under the new CDC plan while The Netherlands DB plan became effectively “frozen”.

Under the new CDC plan, employees earn benefits based on their pensionable salaries each year determined using a career average benefit formula. We contribute 19.8% of these benefits and the employees contribute 4% into a pooled fund administered by the industrywide Pension Fund for Graphical Industry (“PBG”). Our obligation under this new plan is limited to the fixed percentage contribution we make each year. That is, investment risks, mortality risks and other actuarial risks typically associated with a defined benefit plan are borne by the employees. Additionally, the employees are entitled to any returns generated from the investment activities of the fund. The CDC plan is considered a defined benefit plan for accounting purposes.

In the first quarter, we contributed $1 million into the pooled fund, which was recognized in the unaudited Condensed Consolidated Statement of Operations.

The components of net periodic cost associated with the U.S., The Netherlands DB plan and postretirement plans recognized in the unaudited Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended March 31,
	2015	2014
Net periodic cost:
Service cost	$—	$1
Interest cost	5	6
Expected return on plan assets	(5)	(6)
Net amortization of actuarial losses	$1	$—
Total net periodic cost	$1	$1

The components of net periodic cost associated with the postretirement healthcare plans for both the three months ended March 31, 2015 and 2014 were less than $1 million.

20. Related Parties

We had service level agreements with Exxaro for services such as tax preparation and research and development, both of which expire during 2015, as well as information technology services, which expired during 2014. Such service level agreements amounted to $1 million and $2 million of expense during the three months ended March 31, 2015 and 2014, respectively. Additionally, we have a professional service agreement with Exxaro related to the Fairbreeze construction project. During both the three months ended March 31, 2015 and 2014, we paid less than $1 million to Exxaro, which was capitalized in “Property, plant and equipment, net” on our unaudited Condensed Consolidated Balance Sheets. At both March 31, 2015 and December 31, 2014, we had less than $1 million of related party payables, which were recorded in “Accounts payable” on our unaudited Condensed Consolidated Balance Sheets.

21. Segment Information

The reportable segments presented below represent our operating segments for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also considered the nature of services provided by our operating segments. We currently have two reportable segments, Mineral Sands and Pigment. Our Mineral Sands segment includes the exploration, mining, and beneficiation of mineral sands deposits, as well as heavy mineral production, and produces titanium feedstock, including chloride slag, slag fines, and rutile, as well as pig iron and zircon. Our Pigment segment primarily produces and markets TiO2. Corporate and Other is comprised of our electrolytic operations, all of which are located in the United States, as well as our corporate activities.

Segment performance is evaluated based on segment operating income (loss), which represents the results of segment operations before unallocated costs, such as general corporate expenses not identified to a specific segment, interest expense, other income (expense), and income tax expense or benefit. Sales between segments are generally priced at market. Any resulting profit remaining in the inventory of the acquiring segment is eliminated in consolidation.

	Three Months Ended March 31,
	2015	2014
Mineral Sands segment	$208	$178
Pigment segment	246	291
Corporate and Other	26	25
Eliminations	(95)	(76)
Net sales (1)	$385	$418
Mineral Sands segment	$9	$(17)
Pigment segment	4	(13)
Corporate and Other	(16)	(20)
Eliminations	(6)	29
Income (loss) from operations	(9)	(21)
Interest and debt expense, net	(34)	(34)
Other income, net	4	—
Loss before income taxes	(39)	(55)
Income benefit (provision)	(7)	1
Net loss	$(46)	$(54)

(1)	Net sales to external customers, by geographic region, based on country of production, were as follows:

	Three Months Ended March 31,
	2015	2014
U.S. operations	$157	$180
International operations:
Australia	80	95
South Africa	92	78
The Netherlands	56	65
Total	$385	$418

During the three months ended March 31, 2015, our ten largest pigment customers and our ten largest third-party mineral sands customers represented approximately 31% and 20%, respectively, of net sales; however, no single customer accounted for more than 10% of total net sales.

Capital expenditures by segment were as follows:

	Three Months Ended March 31,
	2015	2014
Mineral Sands segment	$23	$18
Pigment segment	7	3
Corporate and Other	2	3
Total	$32	$24

Total assets by segment were as follows:

	March 31, 2015	December 31, 2014
Mineral Sands segment	$2,506	$2,624
Pigment segment	1,073	1,184
Corporate and Other	1,873	1,268
Eliminations	(16)	(11)
Total	$5,436	$5,065

22. Guarantor Condensed Consolidating Financial Statements

The obligations of Tronox Finance, our wholly-owned subsidiary, under the Senior Notes due 2020 are fully and unconditionally (subject to certain customary circumstances providing for the release of a guarantor subsidiary) guaranteed on a senior unsecured basis, jointly and severally, by Tronox Limited (referred to for purposes of this note only as the “Parent Company”) and each of its current and future restricted subsidiaries, other than excluded subsidiaries, that guarantee any indebtedness of the Parent Company or its restricted subsidiaries (collectively, the “Guarantor Subsidiaries”). The Subsidiary Issuer, Tronox Finance, and each of the Guarantor Subsidiaries are 100% owned, directly or indirectly, by the Parent Company. Our subsidiaries that do not guarantee the Senior Notes due 2020 are referred to as the “Non-Guarantor Subsidiaries.” The guarantor condensed consolidating financial statements presented below presents the statements of operations, statements of comprehensive income (loss), balance sheets and statements of cash flow data for: (i) the Parent Company, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, and the subsidiary issuer, on a consolidated basis (which is derived from Tronox historical reported financial information); (ii) the Parent Company, alone (accounting for our Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, and Tronox Finance on an equity basis under which the investments are recorded by each entity owning a portion of another entity at cost, adjusted for the applicable share of the subsidiary’s cumulative results of operations, capital contributions and distributions, and other equity changes); (iii) the Guarantor Subsidiaries alone; (iv) the Non-Guarantor Subsidiaries alone; and (v) the subsidiary issuer, Tronox Finance.

The guarantor condensed consolidating financial statements are presented on a legal entity basis, not on a business segment basis. The indenture governing the Senior Notes due 2020 provides for a Guarantor Subsidiary to be automatically and unconditionally released and discharged from its guarantee obligations in certain customary circumstances, including:

•	Sale or other disposition of such Guarantor Subsidiary’s capital stock or all or substantially all of its assets and all of the indenture obligations (other than contingent obligations) of such Subsidiary Guarantor in respect of all other indebtedness of the Subsidiary Guarantors terminate upon the consummation of such transaction;

•	Designation of such Guarantor Subsidiary as an “unrestricted subsidiary” under the indenture;

•	In the case of certain Guarantor Subsidiaries that incur or guarantee indebtedness under certain credit facilities, upon the release or discharge of such Guarantor Subsidiary’s guarantee or incurrence of indebtedness that resulted in the creation of such guarantee, except a discharge or release as a result of payment under such guarantee;

•	Legal defeasance, covenant defeasance, or satisfaction and discharge of the indenture obligations;

•	Payment in full of the aggregate principal amount of all outstanding Senior Notes due 2020 and all other obligations under the indenture; or

•	Release or discharge of the Guarantor Subsidiary’s guarantee of certain other indebtedness.

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2015

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$385	$(43)	$—	$—	$238	$190
Cost of goods sold	350	(38)	—	—	205	183
Gross profit	35	(5)	—	—	33	7
Selling, general and administrative expenses	(44)	1	(1)	3	(38)	(9)
Income (loss) from operations	(9)	(4)	(1)	3	(5)	(2)
Interest and debt expense, net	(34)	—	(15)	—	(1)	(18)
Intercompany interest income (expense)	—	—	—	136	(144)	8
Other income (expense)	4	—	—	2	(6)	8
Equity in earnings of subsidiary	—	147	—	(144)	(3)	—
Income (loss) before income taxes	(39)	143	(16)	(3)	(159)	(4)
Income tax benefit (provision)	(7)	—	5	(46)	32	2
Net income (loss)	(46)	143	(11)	(49)	(127)	(2)
Net income attributable to noncontrolling interest	3	3	—	—	—	—
Net income (loss) attributable to Tronox Limited	$(49)	$140	$(11)	$(49)	$(127)	$(2)

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three Months Ended March 31, 2015

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net income (loss)	$(46)	$143	$(11)	$(49)	$(127)	$(2)
Other comprehensive income (loss):
Foreign currency translation adjustments	(63)	105	—	(48)	(58)	(62)
Pension and postretirement plans	1	(1)	—	1	1	—
Other comprehensive income (loss)	(62)	104	—	(47)	(57)	(62)
Total comprehensive income (loss)	(108)	247	(11)	(96)	(184)	(64)
Comprehensive income (loss) attributable to noncontrolling interest:
Net income	3	3	—	—	—	—
Foreign currency translation adjustments	(15)	(15)	—	—	—	—
Comprehensive income (loss) attributable to noncontrolling interest	(12)	(12)	—	—	—	—
Comprehensive income (loss) attributable to Tronox Limited	$(96)	$259	$(11)	$(96)	$(184)	$(64)

GUARANTOR CONDENSED CONSOLIDATING BALANCE SHEETS

As of March 31, 2015

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Cash and cash equivalents	$1,139	$—	$—	$2	$1,018	$119
Restricted cash	608	—	—	—	5	603
Inventories, net	754	(18)	—	—	501	271
Other current assets	339	(3,196)	43	1,117	1,042	1,333
Investment in subsidiaries	—	2,249	—	(3,215)	966	—
Property, plant and equipment, net	1,185	—	—	—	683	502
Mineral leaseholds, net	1,020	—	—	—	581	439
Intercompany loans receivable	—	(7,105)	742	5,943	92	328
Other long-term assets	391	—	21	(1)	326	45
Total assets	$5,436	$(8,070)	$806	$3,846	$5,214	$3,640
LIABILITIES AND EQUITY
Total current liabilities	$284	$(3,196)	$9	$1,608	$1,688	$175
Long-term debt	2,970	—	898	—	—	2,072
Intercompany loans payable	—	(7,105)	8	745	6,264	88
Other long-term liabilities	524	—	—	1	284	239
Total liabilities	3,778	(10,301)	915	2,354	8,236	2,574
Total equity	1,658	2,231	(109)	1,492	(3,022)	1,066
Total liabilities and equity	$5,436	$(8,070)	$806	$3,846	$5,214	$3,640

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2015

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Cash Flows from Operating Activities:
Net income (loss)	$(46)	$143	$(11)	$(49)	$(127)	$(2)
Depreciation, depletion and amortization	65	—	—	—	45	20
Other	(84)	(143)	(18)	13	104	(40)
Cash provided by (used in) operating activities	(65)	—	(29)	(36)	22	(22)
Cash Flows from Investing Activities:
Capital expenditures	(32)	—	—	—	(8)	(24)
Restricted cash	(600)	—	—	—	—	(600)
Investment in subsidiaries	—	937	—	(937)	—	—
Collections of intercompany loans	—	(586)	29	—	—	557
Intercompany loans	—	747	—	—	(190)	(557)
Cash provided by (used in) investing activities	(632)	1,098	29	(937)	(198)	(624)
Cash Flows from Financing Activities:
Repayments of debt	(5)	—	—	—	(1)	(4)
Repayments of intercompany loans	—	586	—	(29)	(557)	—
Proceeds from debt	600	—	—	—	—	600
Proceeds from intercompany loans	—	(747)	—	747	—	—
Contribution from parent	—	(937)	—	—	937	—
Dividends paid	(29)	—	—	(29)	—	—
Proceeds from the exercise of warrants and options	3	—	—	3	—	—
Cash provided by (used in) financing activities	569	(1,098)	—	692	379	596
Effects of exchange rate changes on cash and cash equivalents	(9)	—	—	—	—	(9)
Net increase (decrease) in cash and cash equivalents	(137)	—	—	(281)	203	(59)
Cash and cash equivalents at beginning of period	$1,276	$—	$—	$283	$815	$178
Cash and cash equivalents at end of period	$1,139	$—	$—	$2	$1,018	$119

GUARANTOR CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2014

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Cash and cash equivalents	$1,276	$—	$—	$283	$815	$178
Restricted cash	3	—	—	—	3	—
Inventories, net	770	(13)	—	—	448	335
Other current assets	332	(2,857)	35	973	907	1,274
Investment in subsidiaries	—	2,934	—	(3,961)	1,027	—
Property, plant and equipment, net	1,227	—	—	—	696	531
Mineral leaseholds, net	1,058	—	—	—	599	459
Intercompany loans receivable	—	(7,130)	773	5,937	92	328
Other long-term assets	399	—	23	(1)	331	46
Total assets	$5,065	$(7,066)	$831	$3,231	$4,918	$3,151
LIABILITIES AND EQUITY
Total current liabilities	$366	$(2,857)	$22	$846	$2,152	$203
Long-term debt	2,375	—	898	—	—	1,477
Intercompany loans payable	—	(7,130)	9	774	6,257	90
Other long-term liabilities	536	—	—	1	284	251
Total liabilities	3,277	(9,987)	929	1,621	8,693	2,021
Total equity	1,788	2,921	(98)	1,610	(3,775)	1,130
Total liabilities and equity	$5,065	$(7,066)	$831	$3,231	$4,918	$3,151

We revised each of our guarantor condensed consolidating financial statements for the three months ended March 31, 2014 regarding the presentation of intercompany activities between the Parent Company, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, and the subsidiary issuer. These revisions, which we determined are not material to our prior year condensed financial statements or consolidated financial statements based on quantitative and qualitative considerations, did not affect our consolidated financial position, consolidated results of operations or consolidated cash flows. The revisions were as follows:

•	The condensed consolidating financial statements previously issued were not prepared under the equity method of accounting. In accordance with Rule 3-10 of Regulation S-X, we have properly prepared our revised condensed consolidating financial statements under the equity method of accounting.

•	In the condensed consolidating financial statements previously issued, Tronox Finance, the subsidiary issuer, was included in the “Parent Company” column. In the revised condensed consolidating financial statements, we have properly included Tronox Finance in a separate column.

•	Certain financial statement line items have been expanded and reclassifications were made to enhance transparency.

REVISED GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2014

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$418	$(49)	$—	$—	$277	$190
Cost of goods sold	393	(75)	—	—	295	173
Gross profit	25	26	—	—	(18)	17
Selling, general and administrative expenses	(46)	1	—	(3)	(33)	(11)
Income (loss) from operations	(21)	27	—	(3)	(51)	6
Interest and debt expense, net	(34)	—	(14)	—	(1)	(19)
Intercompany interest income (expense)	—	—	—	136	(144)	8
Other income (expense)	—	32	—	—	(3)	(29)
Equity in earnings of subsidiary	—	187	—	(151)	(36)	—
Income (loss) before income taxes	(55)	246	(14)	(18)	(235)	(34)
Income tax benefit (provision)	1	1	4	(40)	55	(19)
Net income (loss)	(54)	247	(10)	(58)	(180)	(53)
Net income attributable to noncontrolling interest	4	4	—	—	—	—
Net income (loss) attributable to Tronox Limited	$(58)	$243	$(10)	$(58)	$(180)	$(53)

AS PREVIOUSLY FILED

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2014

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net sales	$418	$(52)	$—	$277	$193
Cost of goods sold	393	(78)	—	295	176
Gross profit	25	26	—	(18)	17
Selling, general and administrative expenses	(46)	2	(4)	(33)	(11)
Income (loss) from operations	(21)	28	(4)	(51)	6
Interest and debt expense, net	(34)	—	137	(160)	(11)
Other income (expense)	—	32	—	(3)	(29)
Equity in earnings of subsidiary	—	151	(151)	—	—
Income (loss) before income taxes	(55)	211	(18)	(214)	(34)
Income tax benefit (provision)	1	—	(40)	60	(19)
Net income (loss)	(54)	211	(58)	(154)	(53)
Net income attributable to noncontrolling interest	4	—	—	4	—
Net income (loss) attributable to Tronox Limited	$(58)	$211	$(58)	$(158)	$(53)

REVISED GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three Months Ended March 31, 2014

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net income (loss)	$(54)	$247	$(10)	$(58)	$(180)	$(53)
Other comprehensive income (loss):
Foreign currency translation adjustments	(8)	9	—	(4)	(9)	(4)
Pension and postretirement plans	3	(2)	—	2	3	—
Other comprehensive income (loss)	(5)	7	—	(2)	(6)	(4)
Total comprehensive income (loss)	(59)	254	(10)	(60)	(186)	(57)
Comprehensive income (loss) attributable to noncontrolling interest:
Net income	4	4	—	—	—	—
Foreign currency translation adjustments	(3)	(3)	—	—	—	—
Comprehensive income (loss) attributable to noncontrolling interest	1	1	—	—	—	—
Comprehensive income (loss) attributable to Tronox Limited	$(60)	$253	$(10)	$(60)	$(186)	$(57)

AS PREVIOUSLY FILED

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three Months Ended March 31, 2014

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net income (loss)	$(54)	$211	$(58)	$(154)	$(53)
Other comprehensive income (loss):
Foreign currency translation adjustments	(8)	—	—	(4)	(4)
Pension and postretirement plans	3	—	—	3	—
Other comprehensive income (loss)	(5)	—	—	(1)	(4)
Total comprehensive income (loss)	(59)	211	(58)	(155)	(57)
Comprehensive income (loss) attributable to noncontrolling interest:
Net income	4	—	—	4	—
Foreign currency translation adjustments	(3)	—	—	(3)	—
Comprehensive income (loss) attributable to noncontrolling interest	1	—	—	1	—
Comprehensive income (loss) attributable to Tronox Limited	$(60)	$211	$(58)	$(156)	$(57)

REVISED GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2014

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Cash Flows from Operating Activities:
Net income (loss)	$(54)	$247	$(10)	$(58)	$(180)	$(53)
Depreciation, depletion and amortization	73	—	—	—	53	20
Other	(38)	(247)	(12)	47	112	62
Cash provided by (used in) operating activities	(19)	—	(22)	(11)	(15)	29
Cash Flows from Investing Activities:
Capital expenditures	(24)	—	—	—	(15)	(9)
Collections of intercompany loans	—	(22)	22	—	—	—
Cash provided by (used in) investing activities	(24)	(22)	22	—	(15)	(9)
Cash Flows from Financing Activities:
Repayments of debt	(5)	—	—	—	(1)	(4)
Repayments of intercompany loans	—	22	—	(22)	—	—
Dividends paid	(29)	—	—	(29)	—	—
Proceeds from the exercise of warrants and options	1	—	—	1	—	—
Cash provided by (used in) financing activities	(33)	22	—	(50)	(1)	(4)
Effects of exchange rate changes on cash and cash equivalents	1	—	—	—	—	1
Net increase (decrease) in cash and cash equivalents	(75)	—	—	(61)	(31)	17
Cash and cash equivalents at beginning of period	$1,475	$—	$—	$179	$1,091	$205
Cash and cash equivalents at end of period	$1,400	$—	$—	$118	$1,060	$222

AS PREVIOUSLY FILED

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2014

(Unaudited)

(Millions of U.S. dollars)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Cash Flows from Operating Activities:
Net income (loss)	$(54)	$211	$(58)	$(154)	$(53)
Other	42	(211)	25	146	82
Cash provided by (used in) operating activities	(12)	—	(33)	(8)	29
Cash Flows from Investing Activities:
Capital expenditures	(31)	—	—	(23)	(8)
Cash provided by (used in) investing activities	(31)	—	—	(23)	(8)
Cash Flows from Financing Activities:
Repayments of debt	(5)	—	—	—	(5)
Dividends paid	(29)	—	(29)	—	—
Proceeds from the exercise of warrants and options	1	—	1	—	—
Cash provided by (used in) financing activities	(33)	—	(28)	—	(5)
Effects of exchange rate changes on cash and cash equivalents	1	—	—	—	1
Net increase (decrease) in cash and cash equivalents	(75)	—	(61)	(31)	17
Cash and cash equivalents at beginning of period	1,478	—	179	1,094	205
Cash and cash equivalents at end of period	$1,403	$—	$118	$1,063	$222

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Tronox Limited’s unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014. This discussion and other sections in this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties, and actual results could differ materially from those discussed in the forward-looking statements as a result of numerous factors. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements also can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms.

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

Executive Overview

We are a global leader in the production and marketing of titanium bearing mineral sands and titanium dioxide (“TiO2”) pigment. We believe we are the third largest global producer and marketer of TiO2 manufactured via chloride technology, as well as the second largest global producer of titanium feedstock and a leader in global zircon production. We have operations in North America, Europe, South Africa, and the Asia-Pacific region. We operate three TiO2 pigment facilities at the following locations: Hamilton, Mississippi; Botlek, The Netherlands; and Kwinana, Western Australia, representing an aggregate capacity of approximately 465,000 metric tons of annual TiO2 production capacity. Additionally, we operate three separate mining operations: KwaZulu-Natal (“KZN”) Sands located in South Africa, Namakwa Sands located in South Africa and Cooljarloo Sands located in Western Australia.

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

Recent Developments

Acquisition of Alkali Chemicals Group — On April 1, 2015, we closed the acquisition of the Alkali Chemicals business from FMC Corporation for $1.64 billion (the “Alkali Transaction”). Tronox Alkali is the world’s largest producer of natural soda ash, which is used by customers in the glass, detergent, and chemical manufacturing industries. See Note 2 of Notes to unaudited Condensed Consolidated Financial Statements.

Senior Notes Issued — On March 19, 2015, Evolution Escrow Issuer LLC (“Evolution”) closed an offering of $600 million aggregate principal amount of its 7.5% senior notes due 2022 (the “Senior Notes due 2022”) through an offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act. The Senior Notes due 2022 were offered in connection with, and we used the net proceeds from the offering for, the Alkali Transaction. Upon consummation of the Alkali Transaction on April 1, 2015, Evolution was merged with and into Tronox Finance LLC (“Tronox Finance), a wholly owned subsidiary of Tronox Limited with Tronox Finance as the surviving company. See Notes 6 and 13 of Notes to unaudited Condensed Consolidated Financial Statements.

Business Environment

The following discussion includes trends and factors that may affect future operating results.

Pigment sales volumes increased sequentially during the first quarter of 2015, primarily in North America, offset by lower sales prices. We anticipate that the pricing environment will remain competitive for the near term.

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

We continue to be uniquely tax-advantaged by favorable tax loss carry forwards, the settlement reached with Anadarko for $5.2 billion, including approximately $65 million of accrued interest, and approved by the Bankruptcy Court, and other favorable tax positions. We believe these tax-advantaged factors create opportunities for our operations to benefit for years to come.

Planned construction on the Fairbreeze mine continued during the first quarter of 2015. The Fairbreeze mine will serve as a replacement source of feedstock production for our Hillendale mine, which ceased mining operations in December 2013. The Fairbreeze mine is expected to begin operations at the end of 2015, and be fully operational in 2016. The Fairbreeze mine is estimated to have a life expectancy of approximately 15 years.

Consolidated Results of Operations

Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014

	Three Months Ended March 31,
	2015	2014	Variance
	(Millions of U.S. dollars)
Net sales	$385	$418	$(33)
Cost of goods sold	350	393	(43)
Gross profit	35	25	10
Selling, general and administrative expenses	(44)	(46)	2
Income (loss) from operations	(9)	(21)	12
Interest and debt expense, net	(34)	(34)	—
Other income, net	4	—	4
Loss before income taxes	(39)	(55)	16
Income tax benefit (provision)	(7)	1	(8)
Net loss	$(46)	$(54)	$8

Net sales for the three months ended March 31, 2015 decreased 8% compared to the three months ended March 31, 2014 due to the impact of lower selling prices and product mix of $28 million and unfavorable changes in foreign currency translation of $13 million, offset by higher volumes of $8 million. Selling prices were lower in both our Pigment and Mineral Sands businesses, while higher volumes in our Mineral Sands business (after elimination of inter-segment sales) were partially offset by lower volumes in our Pigment business.

During the three months ended March 31, 2015, cost of goods sold decreased 11% compared to the three months ended March 31, 2014. The decrease principally reflects the impact of favorable foreign currency translation of $36 million, lower production costs of $8 million, a net decrease in lower of cost or market reserves of $2 million offset by lower volumes of $3 million.

Our gross profit during the three months ended March 31, 2015 was 9% of net sales compared to 6% of net sales during the three months ended March 31, 2014. The increase principally reflects the impact of favorable currency translation and lower production costs, offset by lower selling prices.

Selling, general and administrative expenses decreased 4% during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The net decrease in 2015 was mainly due to a partial reversal of a sales duty accrual and lower employee costs, offset by increased spending for acquisition activity (primarily Alkali) and higher audit fees.

Interest and debt expense during the three months ended March 31, 2015 is primarily comprised of interest expense on the Term Loan of $15 million and $14 million on the $900 million aggregate principal amount of senior notes (the “Senior Notes due 2020”) compared to $17 million on the Term Loan and a term facility and $14 million on the Senior Notes during the three months ended March 31, 2014.

Other income (expense), net during the three months ended March 31, 2015 primarily consisted of net realized and unrealized foreign currency gains of $1 million, interest income of $2 million and other expenses of $1 million compared to a net realized and unrealized foreign currency loss of $3 million and interest income of $3 million during the three months ended March 31, 2014.

The effective tax rate for both the three months ended March 31, 2015 and 2014 differs from the Australian statutory rate of 30%. The differences were primarily due to valuation allowances, income in foreign jurisdictions taxed at rates lower than 30%, and withholding tax accruals on interest income. We recorded less tax benefit on book losses for the period ended March 31, 2015 due to full valuation allowances in Australia and The Netherlands.

Operations Review of Segment Revenue and Profit

U.S. GAAP has standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance.

We currently operate our business in two segments, Mineral Sands and Pigment. Corporate and Other is comprised of our electrolytic operations, all of which are located in the United States, as well as our corporate activities. We evaluate reportable segment performance based on segment operating profit (loss), which represents the results of segment operations before unallocated costs, such as general corporate expenses not identified to a specific segment, interest expense, other income (expense), and income tax expense or benefit. Sales between segments are generally priced at market. Any resulting profit remaining in the inventory of the acquiring segment is eliminated in consolidation. See Note 21 of Notes to unaudited Condensed Consolidated Financial Statements.

Net Sales

Net sales by segments were as follows:

	Three Months Ended March 31,
	2015	2014	Variance
	(Millions of U.S. dollars)
Mineral Sands segment	$208	$178	$30
Pigment segment	246	291	(45)
Corporate and Other	26	25	1
Eliminations	(95)	(76)	(19)
Net Sales	$385	$418	$(33)

Mineral Sands segment

Mineral Sands segment net sales during the three months ended March 31, 2015 increased 17% compared to the same period in 2014 primarily due to higher volumes of $43 million offset by lower selling prices of $13 million. Mineral Sands sales volumes were higher during 2015 compared to 2014 principally due to increased shipments of titanium feedstock to third parties and our own pigment business, partially offset by decreased shipments of zircon and pig iron. Mineral Sands selling prices declined for our titanium feedstock (which includes a portion sold to our pigments business), while Zircon selling prices were slightly higher in the first quarter of 2015.

Pigment segment

Pigment segment net sales for the three months ended March 31, 2015 decreased 15% compared to the same period in 2014 primarily due to a decrease in selling prices and product mix of $23 million and lower volumes of $9 million. The volume impact principally reflects decreased shipments to Asia Pacific. Lower selling prices were experienced in all regions of the world. During the three months ended March 31, 2015, the effect of changes in foreign currency rates negatively impacted Pigment net sales by $13 million.

Corporate and Other

Net sales for our electrolytic operations during the three months ended March 31, 2015 increased $1 million compared to the same period in 2014, primarily as increased volumes of electrolytic manganese dioxide (“EMD”) and higher pricing for sodium chlorate offset decreased shipments of sodium chlorate.

Eliminations

Eliminations include the impact of transactions between our segments, principally sales from our Mineral Sands business to our Pigment business. Lower selling prices for titanium feedstock were partially offset by the growth in shipments from our Mineral Sands business to our Pigment business.

Income (loss) from Operations

Income (loss) from operations by segments was as follows:

	Three Months Ended March 31,
	2015	2014	Variance
	(Millions of U.S. dollars)
Mineral Sands segment	$9	$(17)	$26
Pigment segment	4	(13)	17
Corporate and Other	(16)	(20)	4
Eliminations	(6)	29	(35)
Loss from operations	(9)	(21)	$12
Interest and debt expense, net	(34)	(34)
Other income, net	4	—
Loss before income taxes	(39)	(55)
Income tax benefit (provision)	(7)	1
Net loss	$(46)	$(54)

Mineral Sands segment

During the three months ended March 31, 2015, we had income from operations of $9 million compared to a loss of $17 million during the same period in 2014. The change was primarily attributable to favorable foreign currency translation of $22 million, a net decrease in lower of cost or market reserves of $15 million, and higher volumes of $10 million, partially offset by a decrease in selling prices of $13 million and higher production and other costs of $8 million.

Pigment segment

During the three months ended March 31, 2015, we had income from operations of $4 million compared to a loss of $13 million during the same period in 2014. The increase in the three months ended March 31, 2015 was primarily driven by lower ore costs (purchased from our Mineral Sands segment) and production costs of $45 million, higher volumes of $1 million offset by the negative impact of price and product mix of $23 million and a net increase in lower of cost or market reserves of $6 million.

Corporate and Other

During the three months ended March 31, 2015, the Corporate and Other loss from operations decreased by $4 million compared to the same period in 2014 principally related an improvement in the performance in our electrolytic operations. Corporate selling, general and administrative expenses in first quarter of 2015 were flat versus the first quarter of 2014 as the partial reversal of a sales duty accrual and lower employee costs, were offset by increased spending for acquisition activity (primarily Alkali) and higher audit fees.

Eliminations

Eliminations principally reflect the change in deferred profit in inventory resulting from our Mineral Sands sales to our Pigment business. The net benefits (charges) included in eliminations were as follows:

	Three Months Ended March 31,
	2015	2014
	(Millions of U.S. dollars)
Increase in intercompany profit in inventory	$(13)	$(11)
Release of intercompany profit in inventory	11	30
Portion of the Mineral Sands lower of cost or market charge that relates to intercompany activity with our Pigment business	(4)	10
Eliminations	$(6)	$29

Liquidity and Capital Resources

Our total liquidity at March 31, 2015 was $1.4 billion, which was comprised of $141 million available under the $300 million UBS Revolver (as defined below), $107 million available under the ABSA Revolver (as defined below), and $1.1 billion in cash and cash equivalents, excluding the $608 million and $3 million of restricted cash at March 31, 2015 and December 31, 2014, respectively. Restricted cash at March 31, 2015 consisted primarily of $600 million of bond proceeds received in connection with the Alkali Transaction held in escrow until the Alkali Transaction closed on April 1, 2015. The borrowing base at March 31, 2015 reflects $150 million of requested borrowings, which were received on April 1, 2015, as discussed below.

Historically, we have funded our operations and met our commitments through cash generated by operations. During 2012, we issued $900 million Senior Notes due 2020 at par value. Additionally, during 2013, we obtained a $1.5 billion Term Loan, which matures on March 19, 2020.

In addition to these cash resources, we have a $300 million global senior secured asset-based syndicated revolving credit facility with UBS AG (the “UBS Revolver”) with a borrowing base of $141 million at March 31, 2015, and a R1.3 billion (approximately $107 million at March 31, 2015) revolving credit facility with ABSA Bank Limited (“ABSA”) acting through its ABSA Capital Division (the “ABSA Revolver”).

As of March 31, 2015, we had not drawn on either revolver. On April 1, 2015, in connection with the Alkali Transaction, we entered into an amended and restated asset-based revolving syndicated facility agreement with UBS, which provides for up to $500 million of revolving credit lines, with a $85 million sublimit for letters of credit. Availability of revolving credit loans and letters of credit are subject to a borrowing base. Borrowings bear interest at our option, at either a base rate or an adjusted LIBOR rate and borrowings in Euros bear interest at an adjusted LIBOR rate, in each case plus an applicable margin. The base rate is defined as the greatest of (a) the Administrative Agent’s prime rate, (b) the Federal funds effective rate plus 0.50% and (c) the adjusted LIBOR rate for a one-month period plus 1.00%. The applicable margin ranges from 0.50% to 1.00% for borrowings at the base rate and from 1.50% to 2.00% for borrowings at the adjusted LIBOR rate, in each case, based on the average daily borrowing availability. On April 1, 2015, we borrowed $150 million against the UBS Revolver.

At March 31, 2015, we had outstanding letters of credit, bank guarantees, and performance bonds of $49 million, of which $24 million were letters of credit issued under the UBS Revolver, $20 million were bank guarantees issued by ABSA and $5 million were performance bonds issued by Westpac Banking Corporation.

In the near term, we expect that our operations and available borrowings under our revolving credit agreements will provide sufficient cash to fund our operating expenses, capital expenditures, debt repayments, and dividends. Working capital (calculated as current assets less current liabilities) was $2.6 billion at March 31, 2015 compared to $2.0 billion at December 31, 2014, an increase of $541 million, which is primarily due to cash received upon the issuance of the Senior Notes due 2022 and cash provided by operations, partially offset by dividends paid of $29 million and capital expenditures of $32 million.

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

As of March 31, 2015, our credit rating with Standard & Poor’s is BB stable, and our credit rating with Moody’s is B1 stable.

Senior Notes due 2022

 On March 19, 2015, Evolution closed an offering of $600 million aggregate principal amount of its 7.50% Senior Notes due 2022. Evolution was initially a wholly owned subsidiary of Stichting Evolution Escrow, a Dutch foundation that is not an affiliate of Tronox Limited. The Senior Notes due 2022 were offered and sold by Evolution in reliance on an exemption pursuant to Rule 144A and Regulation S under the Securities Act. The Senior Notes due 2022 have not been registered under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The Senior Notes due 2022 were issued under an Indenture, dated as of March 19, 2015 (the “Indenture”), between Evolution and Wilmington Trust, National Association (the “Trustee”).

 On April 1, 2015, in connection with the Alkali Transaction, Evolution merged with and into Tronox Finance, and Tronox Finance assumed the obligations of Evolution under the Indenture and the Senior Notes due 2022, and the proceeds from the offering of the Senior Notes due 2022 were released to us. We and certain of our subsidiaries entered into a supplemental indenture (the “First Supplemental Indenture”), by and among us, Tronox Finance, the guarantors party thereto, and the Trustee, pursuant to which we and such subsidiaries became guarantors of the Senior Notes due 2022 under the Indenture. Also in connection with the Alkali Transaction, we entered into a $600 million senior unsecured bridge facility (the “Bridge Facility”). The Bridge Facility terminated with the completion of the Alkali Transaction. We incurred $8 million of financing fees related to the Bridge Facility to be expensed in the second quarter of 2015. Debt issuance costs related to the Senior Notes due 2022 of $2 million, were capitalized and included in Other long-term assets in the unaudited Condensed Consolidated Balance Sheet at March 31, 2015. Finance costs of $11 million owed to the syndicated banks in connection with the debt issuance costs of the Senior Notes due 2022 will be capitalized in the second quarter of 2015.

The Indenture and the Senior Notes due 2022 provide, among other things, that the Senior Notes due 2022 are senior unsecured obligations of Tronox Finance. Interest is payable on the Senior Notes due 2022 on March 15 and September 15 of each year beginning on September 15, 2015 until their maturity date of March 15, 2022. The terms of the Indenture, among other things, limit, in certain circumstances, the ability of us to: incur certain additional indebtedness and issue preferred stock; make certain dividends, distributions, investments and other restricted payments; sell certain assets; incur liens; agree to any restrictions on the ability of certain subsidiaries to make payments to the Company; consolidate or merge with or into, or sell substantially all of our assets to, another person; enter into transactions with affiliates; and enter into new lines of business.

Cash and Cash Equivalents

We consider all investments with original maturities of three months or less to be cash equivalents. As of March 31, 2015, our cash and cash equivalents were primarily invested in money market funds. We maintain cash and cash equivalents in bank deposit and money market accounts that may exceed federally insured limits. The financial institutions where our cash and cash equivalents are held are generally highly rated and geographically dispersed, and we have a policy to limit the amount of credit exposure with any one institution. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk.

The use of our cash includes servicing our interest and debt repayment obligations, making pension contributions, making quarterly dividend payments and funding capital expenditures for innovative initiatives, productivity enhancements and maintenance and safety requirements.

Repatriation of Cash

At March 31, 2015, we held $1.7 billion in cash and cash equivalents and restricted cash in these respective jurisdictions: $26 million in Europe, $31 million in Australia, $93 million in South Africa, and $1.6 billion in the United States. Our credit facilities limit transfers of funds from subsidiaries in the United States to certain foreign subsidiaries.

Tronox Limited has foreign subsidiaries with positive undistributed earnings at March 31, 2015. We have made no provision for deferred taxes related to these undistributed earnings because they are considered to be indefinitely reinvested in the foreign jurisdictions.

Cash Dividends on Class A and Class B Shares

During 2015, we declared and paid quarterly dividends to holders of our Class A ordinary shares (“Class A Shares”) and Class B ordinary shares (“Class B Shares”) as follows:

Q1 2015
Dividend per share	$0.25
Total dividend	$29
Record date (close of business)	March 9

On May 5, 2015, the Board of Directors declared a quarterly dividend of $0.25 per share to holders of our Class A Shares and Class B Shares at the close of business on May 18, 2015, totaling $29 million, which will be paid on June 1, 2015.

Debt Obligations

At March 31, 2015 and December 31, 2014, our net debt (excess debt over cash and cash equivalents) was $1.8 billion and $1.1 billion, respectively.

Long-term debt, net of an unamortized discount, consisted of the following:

	Original Principal	Annual Interest Rate	Maturity Date	March 31, 2015	December 31, 2014
Term Loan, net of unamortized discount (1)	$1,500	Variable	3/19/2020	$1,465	$1,468
Senior Notes due 2020	$900	6.375%	8/15/2020	900	900
Senior Notes due 2022	$600	7.50%	3/15/2022	600	—
Co-generation Unit Financing Arrangement	$16	6.5%	2/1/2016	2	3
Lease financing				21	22
Total borrowings				2,988	2,393
Less: Long-term debt due within one year				(18)	(18)
Long-term debt				$2,970	$2,375

(1)	Average effective interest rate of 4.4% and 4.9% during the three months ended March 31, 2015 and 2014, respectively.

At March 31, 2015, we had financial covenants in the UBS Revolver, the ABSA Revolver and the Term Loan; however, only the ABSA Revolver had a financial maintenance covenant that applies to local operations and only when the ABSA Revolver is drawn upon. The Term Loan and the UBS Revolver are subject to an intercreditor agreement pursuant to which the lenders’ respective rights and interests in the security are set forth. We were in compliance with all our financial covenants as of and for three months ended March 31, 2015.

Cash Flows

The following table presents cash flow for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(Millions of U.S. dollars)
Net cash used in operating activities	$(65)	$(19)
Net cash used in investing activities	(632)	(24)
Net cash provided by (used in) financing activities	569	(33)
Effect of exchange rate changes on cash	(9)	1
Net decrease in cash and cash equivalents	$(137)	$(75)

Cash Flows used in Operating Activities — During the three months ended March 31, 2015, we had cash used in operating activities of $65 million compared to $19 million during the same period in 2014. The increase in cash used was primarily attributable to a net decrease in accounts payable and accrued liabilities.

Cash Flows used in Investing Activities — The use of cash for the three months ended March 31, 2015 is primarily attributable to the restricted cash for the Alkali Transaction and capital expenditure purchases. Capital expenditures during the three months ended March 31, 2015 and 2014 were $32 million and $24 million, respectively.

Cash Flows from Financing Activities — Net cash provided by financing activities during the three months ended March 31, 2015 was primarily attributable to $600 million of cash received from the issuance of the Senior Notes due 2022, partially offset by dividends paid of $29 million and principal repayments on long-term debt of $5 million. This compares to cash used in financing activities of $33 million during the three months ended March 31, 2014 which was primarily due to dividends paid of $29 million and principal repayments on long-term debt of $5 million during the three months ended March 31,2014.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of March 31, 2015:

	Contractual Obligation Payments Due by Year (3)(4)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of U.S. dollars)
Long-term debt and lease financing (including interest) (1)	$3,954	$185	$366	$1,759	$1,644
Purchase obligations (2)	773	208	162	117	286
Operating leases	76	21	28	8	19
Asset retirement obligations	86	5	6	5	70
Total	$4,889	$419	$562	$1,889	$2,019

(1)	We calculated the Term Loan interest at a base rate of 1% plus a margin of 3%. See Note 13 of Notes to unaudited Condensed Consolidated Financial Statements.

(2)	Includes obligations to purchase requirements of process chemicals, supplies, utilities, services and capital commitments. We have various purchase commitments for materials, supplies, and services entered into in the ordinary course of business. Included in the purchase commitments table above are contracts which require minimum volume purchases that extend beyond one year or are renewable annually and have been renewed for 2015. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. We believe that all of our purchase obligations will be utilized in our normal operations.

(3)	The table above excludes contingent obligations, as well as any possible payments for uncertain tax positions given the inability to estimate the possible amounts and timing of any such payments.

(4)	The table above excludes commitments pertaining to our pension and other postretirement obligations.

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

Management believes these non-U.S. GAAP financial measures:

•	Reflect our ongoing business in a manner that allows for meaningful period-to-period comparison and analysis of trends in our business, as they exclude income and expense that are not reflective of ongoing operating results;

•	Provide useful information in understanding and evaluating our operating results and comparing financial results across periods;

•	Provide a normalized view of our operating performance by excluding items that are either noncash or non-recurring in nature;

•	Assist investors in assessing our compliance with financial covenants under our debt instruments; and

•	Adjusted EBITDA is one of the primary measures management uses for planning and budgeting processes, and to monitor and evaluate financial and operating results. In addition, Adjusted EBITDA is a factor in evaluating management’s performance when determining incentive compensation.

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2015	2014
Net loss	$(46)	$(54)
Interest and debt expense, net	34	34
Interest income	(2)	(3)
Income tax benefit (provision)	7	(1)
Depreciation, depletion and amortization expense	65	73
EBITDA	58	49
Share-based compensation	6	5
Foreign currency remeasurement	(2)	6
Other items(a)	2	4
Adjusted EBITDA	$64	$64

(a)	Includes noncash pension and postretirement costs, accretion expense, severance expense, and other items.

EBITDA by segments was as follows:

	Three Months Ended March 31,
	2015	2014
	(Millions of U.S. dollars)
Mineral Sands segment	$62	$37
Pigment segment	26	17
Corporate and Other	(18)	(19)
Eliminations	(6)	29
Adjusted EBITDA	$64	$64

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

Credit Risk

Credit risk is the risk that a borrower or a counterparty will fail to meet their obligations. A significant portion of our liquidity is concentrated in trade accounts receivable that arise from sales of TiO2 and titanium feedstock to customers in the TiO2 industry. The industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. We perform ongoing credit evaluations of our customers and use credit risk insurance policies from time to time, as deemed appropriate, to mitigate credit risk but generally do not require collateral. In addition, due to our international operations, we are subject to potential trade restrictions and sovereign risk in certain countries we operate in. We maintain allowances for potential credit losses based on specific customer review and current financial conditions. During the three months ended March 31, 2015, our ten largest pigment customers and ten largest third-party mineral sands customers represented approximately 31% and 20%, respectively, of net sales; however, no single customer accounted for more than 10% of total net sales.

Interest Rate Risk

Interest rate risk arises from the probability that changes in interest rates will impact our financial results. Our exposure to interest rate risk is minimized by the fact that our $1.5 billion of floating rate debt includes a LIBOR floor of 1%. As such, LIBOR would need to increase from the rate in effect at March 31, 2015 to greater than 1% before our borrowing rate would increase. Using a sensitivity analysis as of March 31, 2015, a hypothetical 1% increase in interest rates would result in an increase to pre-tax income of approximately $14 million on an annualized basis. This is due to the fact that earnings on our floating rate financial assets of $1.7 billion at March 31, 2015 would increase by the full 1% while the interest expense on our floating rate debt would increase by less than the full 1%.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2015, our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has conducted an evaluation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2015.

Previously Reported Material Weaknesses and Remediation Plan

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2014, we identified the following material weaknesses in our internal control over financial reporting:

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

With the oversight of management and our Audit Committee, we are taking steps to remediate the underlying causes of the material weaknesses. The following remediation actions are in process:

•	Continued commitment by the entire senior management team and monthly monitoring by the Audit Committee and Board of Directors to ensure the appropriate focus exists with respect to addressing these control weaknesses;
•	Appointed a project management officer to oversee the remediation effort;
•	Enhanced control testing by management and internal audit with ongoing training provided to finance and business personnel on a global basis to strengthen the control system

We are committed to maintaining a strong control environment, and believe that these remediation efforts represent significant improvements in our control environment. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may determine to take additional actions to address control deficiencies or determine to modify certain of the remediation measures described above.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.
4.1

Indenture dated as of March 19, 2015 between Evolution Escrow Issuer LLC to be merged into Tronox Finance LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed on April 7, 2015).

4.2	First Supplemental Indenture dated as of April 1, 2015 among Tronox Finance LLC (as successor to Evolution Escrow Issuer LLC), the parties named in Schedule I thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed on April 7, 2015).

4.3	Fifth Supplemental Indenture dated as of April 1, 2015 among Tronox Finance LLC, the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Report on Form 8-K filed on April 7, 2015).

10.1	Amended and Restated Revolving Syndicated Facility Agreement dated as of April 1, 2015, among Tronox Incorporated, Tronox Limited, Tronox Pigments (Holland) B.V., Guarantors named therein, Lenders named therein, UBS Securities LLC, as Lead Arranger and Bookmanager, Goldman Sachs Bank USA and Royal Bank of Canada, as Co-Syndication Agents, Credit Suisse AG, Cayman Islands Branch and Wells Fargo Bank, N.A., as Co-Documentation Agents, UBS AG, Stamford Branch, as Issuing Bank, Swingline Lender, Administrative Agent and Collateral Agent, and UBS AG, Stamford Branch, as Australian Security Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on April 7, 2015).

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm for Tronox Limited (incorporated by reference to Exhibit 23.1 to the Company’s Report on Form 8-K/A filed on April 13, 2015).

23.2	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm for Tronox Limited, for periods prior to 2014 (incorporated by reference to Exhibit 23.2 to the Company’s Report on Form 8-K/A filed on April 13, 2015).

31.1	Rule 13a-14(a) Certification of Thomas Casey.

31.2	Rule 13a-14(a) Certification of Katherine C. Harper.

32.1	Section 1350 Certification for Thomas Casey.

32.2	Section 1350 Certification for Katherine C. Harper.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2015

TRONOX LIMITED (Registrant)

By:	/s/ Katherine C. Harper
Name:	Katherine C. Harper
Title:	Senior Vice President and Chief Financial Officer

