Form 10-Q
period 2015-06-30
Tronox Ltd
filed 2015-08-05
CIK 1530804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, the Registrant had 65,523,352 Class A ordinary shares and 51,154,280 Class B ordinary shares outstanding.

Item 1.	Financial Statements (Unaudited)

TRONOX LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$617	$490	$1,002	$908
Cost of goods sold	593	430	943	823

Gross profit	24	60	59	85
Selling, general and administrative expenses	(72)	(45)	(116)	(91)
Restructuring expenses	(2)	—	(2)	—

Income (loss) from operations	(50)	15	(59)	(6)
Interest and debt expense, net	(52)	(33)	(86)	(67)
Loss on extinguishment of debt	—	(8)	—	(8)
Other income (expense), net	(5)	3	(1)	3

Loss before income taxes	(107)	(23)	(146)	(78)
Income tax benefit (provision)	(11)	25	(18)	26

Net income (loss)	(118)	2	(164)	(52)
Net income attributable to noncontrolling interest	1	2	4	6

Net loss attributable to Tronox Limited	$(119)	$—	$(168)	$(58)

Loss per share, basic and diluted	$(1.03)	$—	$(1.45)	$(0.51)

Weighted average shares outstanding, basic and diluted (in thousands)	115,569	113,962	115,472	113,770

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Millions of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$(118)	$2	$(164)	$(52)
Other comprehensive income (loss):
Foreign currency translation adjustments	11	(13)	(52)	(21)
Retirement and postretirement plans, net of taxes of less than $1 million in each of the three and six months ended June 30, 2015 and 2014	1	—	2	3

Other comprehensive income (loss)	12	(13)	(50)	(18)

Total comprehensive loss	(106)	(11)	(214)	(70)

Comprehensive income (loss) attributable to noncontrolling interest:
Net income	1	2	4	6
Foreign currency translation adjustments	1	(3)	(14)	(6)

Comprehensive income (loss) attributable to noncontrolling interest	2	(1)	(10)	—

Comprehensive loss attributable to Tronox Limited	$(108)	$(10)	$(204)	$(70)

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	June 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$205	$1,276
Restricted cash	5	3
Accounts receivable, net of allowance for doubtful accounts	472	277
Inventories, net	780	770
Prepaid and other assets	60	42
Deferred tax assets	10	13

Total current assets	1,532	2,381
Noncurrent Assets
Property, plant and equipment, net	1,967	1,227
Mineral leaseholds, net	1,736	1,058
Intangible assets, net	260	272
Inventories, net	14	57
Long-term deferred tax assets	8	9
Other long-term assets	75	61

Total assets	$5,592	$5,065

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$203	$160
Accrued liabilities	156	147
Short-term debt	150	—
Long-term debt due within one year	17	18
Income taxes payable	26	32
Deferred tax liabilities	8	9

Total current liabilities	560	366
Noncurrent Liabilities
Long-term debt	2,967	2,375
Pension and postretirement healthcare benefits	168	172
Asset retirement obligations	82	85
Long-term deferred tax liabilities	190	204
Other long-term liabilities	96	75

Total liabilities	4,063	3,277

Contingencies and Commitments
Shareholders’ Equity
Tronox Limited Class A ordinary shares, par value $0.01 — 65,531,044 shares issued and 64,483,113 share outstanding at June 30, 2015 and 65,152,145 shares issued and 63,968,616 shares outstanding at December 31, 2014	1	1
Tronox Limited Class B ordinary shares, par value $0.01 — 51,154,280 shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Capital in excess of par value	1,490	1,476
Retained earnings	302	529
Accumulated other comprehensive loss	(432)	(396)

Total shareholders’ equity	1,361	1,610
Noncontrolling interest	168	178

Total equity	1,529	1,788

Total liabilities and equity	$5,592	$5,065

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Millions of U.S. dollars)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(164)	$(52)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	140	157
Deferred income taxes	(2)	(45)
Share-based compensation expense	13	11
Amortization of deferred debt issuance costs and discount on debt	5	5
Pension and postretirement healthcare benefit expense	1	3
Loss on extinguishment of debt	—	8
Other noncash items affecting net loss	14	11
Contributions to employee pension and postretirement plans	(8)	(7)
Changes in assets and liabilities:
Increase in accounts receivable	(52)	(64)
Decrease in inventories	53	2
Decrease in prepaid and other assets	7	8
Increase (decrease) in accounts payable and accrued liabilities	1	(10)
Increase in taxes payable	4	9
Other, net	1	(1)

Cash provided by operating activities	13	35

Cash Flows from Investing Activities:
Capital expenditures	(93)	(67)
Acquisition of business	(1,653)	—

Cash used in investing activities	(1,746)	(67)

Cash Flows from Financing Activities:
Repayments of debt	(9)	(11)
Proceeds from debt	750	—
Debt issuance costs	(15)	(2)
Dividends paid	(59)	(58)
Proceeds from the exercise of warrants and options	3	2

Cash provided by (used in) financing activities	670	(69)

Effects of exchange rate changes on cash and cash equivalents	(8)	(2)

Net decrease in cash and cash equivalents	(1,071)	(103)
Cash and cash equivalents at beginning of period	1,276	1,475

Cash and cash equivalents at end of period	$205	$1,372

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(Millions of U.S. dollars)

	Tronox Limited Class A Ordinary Shares	Tronox Limited Class B Ordinary Shares	Capital in Excess of par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Non-contro lling Interest	Total Equity
Balance at January 1, 2015	$1	$—	$1,476	$529	$(396)	$1,610	$178	$1,788
Net income (loss)	—	—	—	(168)	—	(168)	4	(164)
Other comprehensive loss	—	—	—	—	(36)	(36)	(14)	(50)
Share-based compensation	—	—	12	—	—	12	—	12
Class A and Class B share dividends	—	—	—	(59)	—	(59)	—	(59)
Warrants and options exercised	—	—	2	—	—	2	—	2

Balance at June 30, 2015	$1	$—	$1,490	$302	$(432)	$1,361	$168	$1,529

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Millions of U.S. dollars, except share, per share and metric tons data or unless otherwise noted)

1. The Company

Tronox Limited and its subsidiaries (collectively referred to as “Tronox,” “we,” “us,” or “our”) is a public limited company registered under the laws of the State of Western Australia. We are a global leader in the production and marketing of titanium bearing mineral sands and titanium dioxide (“TiO2”) pigment, and the world’s largest producer of natural soda ash. Titanium feedstock is primarily used to manufactureTiO2 . Zircon, a hard, glossy mineral, is used for the manufacture of ceramics, refractories, TV screen glass, and a range of other industrial and chemical products. Pig iron is a metal material used in the steel and metal casting industries to create wrought iron, cast iron, and steel. Our TiO2 products are critical components of everyday applications such as paint and other coatings, plastics, paper, and other uses and our related mineral sands product streams include titanium feedstock, zircon, and pig iron.  Our soda ash products are used by customers in the glass, detergent, and chemicals manufacturing industries.

We have global operations in North America, Europe, South Africa, and the Asia-Pacific region. Within our TiO2 segment, we operate three pigment production facilities at the following locations: Hamilton, Mississippi; Botlek, The Netherlands; and Kwinana, Western Australia, and we operate three separate mining operations: KwaZulu-Natal (“KZN”) Sands and Namakwa Sands both located in South Africa, and Cooljarloo located in Western Australia.

On April 1, 2015 (the “Alkali Transaction Date”), we completed the previously announced acquisition of 100% of the Alkali Chemicals business (“Alkali”) from FMC Corporation (“FMC”) for an aggregate purchase price of approximately $1.65 billion in cash (the “Alkali Transaction”), subject to a customary post-closing adjustment in respect of working capital.  See Note 2 for additional information regarding the Alkali Transaction.

As a result of the Alkali Transaction, we produce natural soda ash from a mineral called trona, which we mine at two facilities we own near Green River, Wyoming. Our Wyoming facilities process the trona ore into chemically pure soda ash and specialty sodium products such as sodium bicarbonate (baking soda).  We sell soda ash directly to customers in the United States, Canada and Europe and to the American Natural Soda Ash Corporation (“ANSAC”), a non-profit foreign sales association in which we and two other U.S. soda ash producers are members, for resale to customers elsewhere around the world. We use a portion of our soda ash at Green River to produce specialty sodium products such as sodium bicarbonate and sodium sesquicarbonate that have uses in food, animal feed, pharmaceutical, and medical applications.

On September 25, 2011, Tronox Incorporated entered into a definitive agreement (as amended) with Exxaro Resources Limited (“Exxaro”) and certain of its affiliated companies, to acquire 74% of Exxaro’s South African mineral sands operations (the “Exxaro Transaction”). On June 15, 2012, the date of the Exxaro Transaction, Tronox Limited issued Class B ordinary shares (“Class B Shares”) to Exxaro and one of its subsidiaries in consideration for the mineral sands business, and the existing business of Tronox Incorporated was combined with the mineral sands business in an integrated series of transactions whereby Tronox Limited became the parent company. Under the terms of the Shareholder’s Deed entered into upon completion of the Exxaro Transaction, Exxaro agreed that for a three-year period after the completion of the Exxaro Transaction (the “Standstill Period”), it would not engage in any transaction or other action that would result in its beneficial ownership of the voting shares of Tronox Limited exceeding 45% of the total issued shares of Tronox Limited. In addition, except under certain circumstances, Exxaro agreed not to sell, pledge or otherwise transfer any such voting shares during the Standstill Period. After the Standstill Period, which concluded on June 14, 2015, Exxaro has agreed not to acquire any voting shares of Tronox Limited if, following such acquisition, Exxaro will have a voting interest in Tronox Limited of 50% or more unless Exxaro brings any proposal to make such an acquisition to the Board of Directors of Tronox Limited on a confidential basis. In the event an agreement regarding the proposal is not reached, Exxaro is permitted to make a takeover offer for all the shares of Tronox Limited not held by affiliates of Exxaro, subject to certain non-waivable conditions. At June 30, 2015, Exxaro held approximately 44% of the voting securities of Tronox Limited. See Note 19 for additional information regarding Exxaro transactions.

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

Restricted Cash

At June 30, 2015 and December 31, 2014, we had restricted cash in Australia related to outstanding letters of credit of $5 million and $3 million, respectively.

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Interest—imputation of interest. ASU 2015-03 changes and simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability is presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. We are required to adopt this standard in the first quarter of 2016. We have not yet determined the impact, if any, that ASU 2015-02 will have on our consolidated financial statements.

In February 2015, the Financial Accounting Standards Board (the “FASB”) issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 changes the consolidation evaluation for entities that are required to evaluate whether they should consolidate certain legal entities. We are required to adopt this standard in the first quarter of 2016. The standard permits the use of a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption, or a reporting entity may also apply the amendments retrospectively. We have not yet determined the impact, if any, that ASU 2015-02 will have on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers (“ASU 2014-9”), which states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for periods beginning after December 31, 2017, and will be applied either retrospectively or on a modified retrospective basis. We have not yet determined the impact, if any, that ASU 2014-9 will have on our consolidated financial statements.

2. Acquisition of Alkali Chemicals Group

We acquired Alkali because it diversifies our end markets and revenue base, and increases our participation in faster growing emerging market economies. We believe it also provides us greater opportunity to utilize a portion of our U.S. tax attributes in future periods. See Note 4 for a discussion of the tax impact of the Alkali Transaction. We accounted for the Alkali Transaction under ASC 805, Business Combinations (“ASC 805”), which requires recording assets acquired and liabilities assumed at fair value. Under the acquisition method of accounting, each tangible and separately identifiable intangible asset acquired and liabilities assumed was recorded based on their preliminary estimated fair values on the Alkali Transaction Date. The results of the Alkali chemical business are included in the Alkali segment. The initial valuations were derived from estimated fair value assessments and assumptions used by management, and are preliminary. Further adjustments may result before the end of the measurement period, which ends no later than  March 31, 2016.

We funded the Alkali Transaction through existing cash and new debt. See Note 12 for further details of the Alkali Transaction financing.

Purchase Price Allocation

Valuation
Consideration:
Purchase price	$1,650
Fair Value of Assets Acquired and Liabilities Assumed:
Current Assets:
Accounts receivable	$147
Inventories	48
Prepaid and other assets	29

Total Current Assets	224
Property, plant and equipment (1)	767
Mineral leaseholds (2)	738
Non-compete agreement	1
Other long-term assets	3
Total Assets	$1,733

Current Liabilities:
Accounts payable	46
Accrued liabilities	25

Total Current Liabilities	71
Noncurrent Liabilities:
Other	12
Total Liabilities	83
Net Assets	$1,650

(1)
The fair value of property, plant and equipment was determined using the cost approach, which estimates the replacement cost of each asset using current prices and labor costs, less estimates for physical, functional and technological obsolescence, based on the estimated useful life ranging from 5 to 38 years.

(2)
The fair value of mineral rights was determined using the Discounted Cash Flow (“DCF” ) method, which was based upon the present value of the estimated future cash flows for the expected life of the asset taking into account the relative risk of achieving those cash flows and the time value of money. A discount rate of 10.4% was used taking into account the risks associated with such assets.

In connection with the Alkali Transaction, subject to a customary post-closing adjustment relating to working capital, we recorded a $3 million receivable which is included in “Accounts receivable, net of allowance for doubtful accounts” in the unaudited Condensed Consolidated Balance Sheets.

There are no contingent liabilities currently recorded in the fair value of net assets acquired as of the Alkali Transaction Date, and the fair value of net assets acquired includes accounts receivables with book value that approximates fair value.

Condensed Combined Financial Information

The following condensed financial information presents the resulting operations of Alkali from the Alkali Transaction Date to June 30, 2015:

For the Period April 1, 2015 through June 30, 2015
Net sales	$208
Income from operations	$25
Net income	$18

Supplemental Pro forma financial information

The following unaudited pro forma information gives effect to the Alkali Transaction as if it had occurred on January 1, 2014. The unaudited pro forma financial information reflects certain adjustments related to the acquisition, such as (1) conforming the accounting policies of Alkali to those applied by Tronox, (2) to record certain incremental expenses resulting from purchase accounting adjustments, such as incremental depreciation expense in connection with fair value adjustments to property, plant and equipment, and depletion expense in connection with fair value adjustments to mineral leaseholds, (3) to record the effect on interest expense related to borrowings in connection with the Alkali Transaction and (4) to record the related tax effects. The unaudited pro forma financial information was adjusted for the effect of certain non-recurring items as of January 1, 2014 such as the impact of transaction costs related to the Alkali Transaction of approximately $27 million, inventory step-up amortization of $9 million and $8 million of interest expense incurred on the Bridge Facility (see Note 12). These non-recurring items were excluded from the unaudited supplemental pro forma financial information for the three and six months ended June 30, 2015. The unaudited pro forma financial information is for illustrative purposes only and should not be relied upon as being indicative of the historical results that would have been obtained if the Alkali Transaction had actually occurred on that date, nor the results of operations in the future.

In accordance with ASC 805, the supplemental pro forma results of operations for the three and six months ended June 30, 2015 and 2014, as if the Alkali Transaction had occurred on January 1, 2014, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$617	$684	$1,197	$1,288
Income (loss) from operations	$(29)	$43	$(10)	$7
Net income (loss)	$(89)	$19	$(119)	$(70)
Income (loss) per share, basic and diluted	$(0.78)	$0.15	$(1.07)	$(0.68)

3. Restructuring Expense

During September 2014, we initiated a cost improvement initiative. The initiative resulted in a reduction in our workforce by approximately 135 employees and outside contractor positions. At December 31, 2014, the remaining liability was $4 million. During the three and six months ended June 30, 2015, we paid $2 million and $4 million, respectively, in cash related to such restructuring. During the second quarter of 2015, we determined that our sodium chlorate plant in Hamilton, Mississippi will cease production in late November 2015, which will involve a reduction in our workforce by approximately 40 employees. The charge resulting from this was $2 million, which was recorded in “Restructuring expense” in the unaudited Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2015. The charges primarily consist of employee severance costs.  We expect to pay the $2 million during the second half of 2015.

4. Income Taxes

Our operations are conducted through our various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income tax benefit (provision)	$(11)	$25	$(18)	$26
Loss before income taxes	$(107)	$(23)	$(146)	$(78)
Effective tax rate	(10)%	109%	(12)%	33%

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

The effective tax rate for the three and six months ended June 30, 2015 and 2014 differs from the Australian statutory rate of 30% primarily due to valuation allowances, income in foreign jurisdictions taxed at rates lower than 30%, and withholding tax accruals. We recorded less tax benefit on book losses for the period ended June 30, 2015 due to full valuation allowances in Australia and The Netherlands.

As a result of the Alkali Transaction, we expect to have a greater opportunity to utilize a portion of our U.S. tax attributes in future periods.  This expectation, however, does not change our judgement regarding the utilization of existing deferred tax assets.

We continue to maintain full valuation allowances related to the total net deferred tax assets in Australia, the United States, and The Netherlands, as we cannot objectively assert that these deferred tax assets are more likely than not to be realized. Future provisions for income taxes will include no tax benefits with respect to losses incurred and tax expense only to the extent of current state tax payments until the valuation allowances are eliminated. Additionally, we have valuation allowances against specific tax assets in South Africa.

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

Anadarko Litigation

On January 23, 2015, Anadarko Petroleum Corp. (“Anadarko”) paid $5.2 billion, including approximately $65 million of accrued interest, pursuant to the terms of a settlement agreement with Tronox Incorporated. We did not receive any portion of the settlement amount. Instead, 88% of the $5.2 billion went to trusts and other governmental entities for the remediation of polluted sites by Kerr-McGee Corporation (“Kerr-McGee”). The remaining 12% was distributed to a tort trust to compensate individuals injured as a result of Kerr-McGee’s environmental failures.

We received a private letter ruling from the U.S. Internal Revenue Service confirming that the trusts that held the claims against Anadarko are grantor trusts of Tronox Incorporated solely for federal income tax purposes. As a result, we believe we are entitled to tax deductions equal to the amount spent by the trusts to remediate environmental matters and to compensate the injured individuals. These deductions will accrue over the life of the trusts as the $5.2 billion is spent. We believe that these expenditures and the accompanying tax deductions may continue for decades. At December 31, 2014, we had recorded deferred tax assets of $2.0 billion related to the $5.2 billion of expected future tax deductions from trust expenditures. These deferred tax assets are fully offset by valuation allowances. At June 30, 2015, approximately $1.8 billion of the trust expenditures expected from the litigation proceeds have been incurred.

5. Loss Per Share

The computation of basic and diluted loss per share for the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator – Basic and Diluted:
Net income (loss)	$(118)	$2	$(164)	$(52)
Less: Net income attributable to noncontrolling interest	1	2	4	6

Undistributed net loss	(119)	—	(168)	(58)
Percentage allocated to ordinary shares (1)	100%	100%	100%	100%
Loss available to ordinary shares	$(119)	$—	$(168)	$(58)

Denominator – Basic and Diluted:
Weighted-average ordinary shares (in thousands)	115,569	113,962	115,472	113,770

Loss per Ordinary Share (2):
Basic and diluted loss per ordinary share	$(1.03)	$—	$(1.45)	$(0.51)

(1)
Our participating securities do not have a contractual obligation to share in losses; therefore, when we have a net loss, none of the loss is allocated to participating securities. Consequently, for the three and six months ended June 30, 2015 and 2014, the two-class method did not have an effect on our loss per ordinary share calculation, and as such, dividends paid during the year did not impact this calculation.

(2)	Loss per ordinary share amounts were calculated from exact, not rounded income (loss) and share information.

In computing diluted loss per share under the two-class method, we considered potentially dilutive shares. Anti-dilutive shares not recognized in the diluted earnings per share calculation were as follows:

	June 30, 2015		June 30, 2014
	Shares	Average Exercise Price	Shares	Average Exercise Price
Options	2,294,649	$21.12	2,816,072	$21.11
Series A Warrants (1)	1,282,734	$10.75	1,603,335	$11.26
Series B Warrants (1)	1,736,651	$11.86	2,049,291	$12.42
Restricted share units	1,561,349	$23.04	985,136	$22.06

(1)	Series A Warrants and Series B Warrants were converted into Class A ordinary shares at June 30, 2015 and 2014 using a rate of 5.36 and 5.24, respectively. See Note 15.

6. Accounts Receivable, Net of Allowance for Doubtful Accounts

Accounts receivable, net of allowance for doubtful accounts, consisted of the following:

	June 30, 2015	December 31, 2014
Trade receivables	$454	$272
Other	20	6
Subtotal	474	278
Allowance for doubtful accounts	(2)	(1)
Accounts receivable, net of allowance for doubtful accounts	$472	$277

Bad debt expense was $6 million and less than $1 million for the three months ended June 30, 2015 and 2014, respectively, and $6 million and less than $1 million for the six months ended June 30, 2015 and 2014, respectively, and was recorded in “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations.

7. Inventories, Net

Inventories, net consisted of the following:

	June 30, 2015	December 31, 2014
Raw materials	$259	$329
Work-in-process	52	77
Finished goods, net	357	303
Materials and supplies, net (1)	126	118
Total	794	827
Less: Inventories, net – non-current	(14)	(57)
Inventories, net - current	$780	$770

(1)	Consists of processing chemicals, maintenance supplies, and spare parts, which will be consumed directly and indirectly in the production of our products.

Finished goods includes inventory on consignment of $43 million and $42 million at June 30, 2015 and December 31, 2014, respectively. At both June 30, 2015 and December 31, 2014, inventory obsolescence reserves were $14 million. During the three months ended June 30, 2015 and 2014, we recognized a net lower of cost or market charge of $49 million and a net lower of cost or market benefit of $5 million, respectively, which was included in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations. During the six months ended June 30, 2015 and 2014, we recognized a net lower of cost or market charge of $58 million and $7 million, respectively, which was included in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations. The net lower of cost or market charge for both the three and six months ended June 30, 2015 included a $41million charge associated with the sale of ilmenite to a non-TiO2 producer that we expect will generate approximately $35 million to $37 million in cash over the course of the next 18 months (subject to specified extensions) at a contractual price that is below the carrying cost assigned to such material as part of the Exxaro Transaction.

8. Property, Plant and Equipment, Net

Property, plant and equipment, net of accumulated depreciation, consisted of the following:

	June 30, 2015	December 31, 2014
Land and land improvements	$139	$80
Buildings	258	187
Machinery and equipment	1,803	1,225
Construction-in-progress	250	149
Other	47	35
Subtotal	2,497	1,676
Less accumulated depreciation and amortization	(530)	(449)
Property, plant and equipment, net	$1,967	$1,227

Depreciation expense related to property, plant and equipment during the three months ended June 30, 2015 and 2014 was $48 million and $42 million, respectively, of which $47 million and $41 million, respectively, was recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations and $1 million and $1 million, respectively, was recorded in “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations. Depreciation expense related to property, plant and equipment during the six months ended June 30, 2015 and 2014 was $85 million and $81 million, respectively, of which $83 million and $79 million, respectively, was recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations and $2 million and $2 million, respectively, was recorded in “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations.

9. Mineral Leaseholds, Net

Mineral leaseholds, net of accumulated depletion, consisted of the following:

	June 30, 2015	December 31, 2014
Mineral leaseholds	$2,050	$1,336
Less accumulated depletion	(314)	(278)
Mineral leaseholds, net	$1,736	$1,058

Depletion expense related to mineral leaseholds during the three months ended June 30, 2015 and 2014 was $21 million and $35 million, respectively, and during the six months ended June 30, 2015 and 2014 was $42 million and $62 million, respectively which was recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations.

10. Intangible Assets, Net

Intangible assets, net of accumulated amortization, consisted of the following:

	June 30, 2015			December 31, 2014
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$294	$(88)	$206	$294	$(79)	$215
TiO2 technology	32	(7)	25	32	(6)	26
Internal-use software	40	(12)	28	39	(10)	29
Other	9	(8)	1	9	(7)	2
Intangible assets, net	$375	$(115)	$260	$374	$(102)	$272

Amortization expense related to intangible assets during the three months ended June 30, 2015 and 2014 was $6 million and $7 million, respectively, and during the six months ended June 30, 2015 and 2014 was $13 million and $14 million, respectively, which was recorded in “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations. Estimated future amortization expense related to intangible assets is $13 million for the remainder of 2015, $25 million for 2016, $25 million for 2017, $25 million for 2018, $25 million for 2019, and $147 million thereafter.

 11. Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2015	December 31, 2014
Employee-related costs and benefits	$63	$62
Taxes other than income taxes	19	37
Interest	35	22
Sales rebates	21	19
Other	18	7
Accrued liabilities	$156	$147

12. Debt

Short-term debt consisted of the following:

	June 30, 2015	December 31, 2014
UBS Revolver	$150	$—
Short-term debt (1)	$150	$—

(1)	Average effective interest rate of 2.4% during 2015.

UBS Revolver

We have a global senior secured asset-based syndicated revolving credit facility with UBS AG (“UBS”) with a maturity date of June 18, 2017 (the “UBS Revolver”). Through March 31, 2015, the UBS Revolver provided us with a committed source of capital with a principal borrowing amount of up to $300 million, subject to a borrowing base.

On April 1, 2015, in connection with the Alkali Transaction, we entered into an amended and restated asset-based revolving syndicated facility agreement with UBS, which provides for up to $500 million of revolving credit lines, with a $85 million sublimit for letters of credit with a new maturity that is the earlier of the date which is five (5) years after the closing date and the date which is 3 months prior to the maturity of the Term Loan Agreement; provided that in no event shall the Revolving Maturity be earlier than June 18, 2017. Availability of revolving credit loans and letters of credit are subject to a borrowing base. Borrowings bear interest at our option, at either a base rate or an adjusted LIBOR rate and borrowings in Euros bear interest at an adjusted LIBOR rate, in each case plus an applicable margin. The base rate is defined as the greatest of (a) the Administrative Agent’s prime rate, (b) the Federal funds effective rate plus 0.50% and (c) the adjusted LIBOR rate for a one-month period plus 1.00%. The applicable margin ranges from 0.50% to 1.00% for borrowings at the base rate and from 1.50% to 2.00% for borrowings at the adjusted LIBOR rate, in each case, based on the average daily borrowing availability.

On April 1, 2015, we borrowed $150 million against the UBS Revolver, which was outstanding at June 30, 2015. At December 31, 2014, there were no outstanding borrowings on the UBS Revolver. During the three and six months ended June 30, 2014, we had no drawdowns or repayments on the UBS Revolver. We incurred $2 million of deferred debt issuance costs related to the UBS Revolver, which were capitalized and included in “Other long-term assets” in the unaudited Condensed Consolidated Balance Sheet at June 30, 2015. At June 30, 2015 and December 31, 2014, our borrowing base was $298 million and $276 million, respectively.

ABSA Revolving Credit Facility

We have a R1.3 billion (approximately $107 million at June 30, 2015) revolving credit facility with ABSA Bank Limited (“ABSA”) acting through its ABSA Capital Division with a maturity date of June 14, 2017 (the “ABSA Revolver”). The ABSA Revolver bears interest at (i) the base rate (defined as one month JIBAR, which is the mid-market rate for deposits in South African Rand for a period equal to the relevant period which appears on the Reuters Screen SAFEY Page alongside the caption YLD) as of 11h00 Johannesburg time on the first day of the applicable period, plus (ii) the Margin, which is 3.9%.

During the three and six months ended June 30, 2015 and 2014, we had no drawdowns or repayments on the ABSA Revolver. At both June 30, 2015 and December 31, 2014, there were no outstanding borrowings on the ABSA Revolver.

Long-term debt, net of an unamortized discount, consisted of the following:

	Original Principal	Annual Interest Rate	Maturity Date	June 30 2015	December 31, 2014
Term Loan, net of unamortized discount (1)	$1,500	Variable	3/19/2020	$1,461	$1,468
Senior Notes due 2020	$900	6.375%	8/15/2020	900	900
Senior Notes due 2022	$600	7.50%	3/15/2022	600	—
Co-generation Unit Financing Arrangement	$16	6.5%	2/1/2016	2	3
Lease financing				21	22
Total borrowings				2,984	2,393
Less: Long-term debt due within one year				(17)	(18)
Long-term debt				$2,967	$2,375

(1)	Average effective interest rate of 4.5% and 4.8% during 2015 and 2014, respectively.

At June 30, 2015, the scheduled maturities of our long-term debt were as follows:

Total
Borrowings
2015	$9
2016	16
2017	16
2018	16
2019	16
Thereafter	2,918
Total	2,991
Remaining accretion associated with the Term Loan	(7)
Total borrowings	$2,984

Term Loan

On April 23, 2014, we, along with our wholly owned subsidiary, Tronox Pigments (Netherlands) B.V., and certain of our subsidiaries named as guarantors, entered into a Third Amendment to the Credit and Guaranty Agreement (the “Third Agreement”) on our $1.5 billion senior secured term loan (the “Term Loan”) with the lender parties thereto and Goldman Sachs Bank USA, as administrative agent, which amends the Second Agreement. The Term Loan was issued net of an original issue discount. At both June 30, 2015 and December 31, 2014, the unamortized discount was approximately $7 million. During the three months ended June 30, 2015 and 2014, we made principal repayments of $4 million and $6 million, respectively, and during the six months ended June 30, 2015 and 2014 we made principal repayments of $8 million and $10 million, respectively.

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

On September 17, 2013, Tronox Finance issued $900 million in aggregate principal amount of registered 6.375% Senior Notes due 2020 in exchange for its then existing $900 million in aggregate principal amount of its 6.375% Senior Notes due 2020. The Senior Notes due 2020 are guaranteed by Tronox and certain of its subsidiaries. See Note 21.

Senior Notes due 2022

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

On April 1, 2015, in connection with the Alkali Transaction, Evolution merged with and into Tronox Finance, Tronox Finance assumed the obligations of Evolution under the Indenture and the Senior Notes due 2022, and the proceeds from the offering were released to us to partially pay the purchase price for the Alkali Transaction. We and certain of our subsidiaries entered into a supplemental indenture (the “First Supplemental Indenture”), by and among us, Tronox Finance, the guarantors party thereto, and the Trustee, pursuant to which we and such subsidiaries became guarantors of the Senior Notes due 2022 under the Indenture. The Senior Notes due 2022 have not been registered under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Debt issuance costs related to the Senior Notes due 2022 of $13 million, were capitalized and included in “Other long-term assets” in the unaudited Condensed Consolidated Balance Sheets at June 30, 2015.

The Indenture and the Senior Notes due 2022 provide, among other things, that the Senior Notes due 2022 are senior unsecured obligations of Tronox Finance. Interest is payable on March 15 and September 15 of each year beginning on September 15, 2015 until their maturity date of March 15, 2022. The terms of the Indenture, among other things, limit, in certain circumstances, the ability of us to: incur certain additional indebtedness and issue preferred stock; make certain dividends, distributions, investments and other restricted payments; sell certain assets; incur liens; agree to any restrictions on the ability of certain subsidiaries to make payments to the Company; consolidate or merge with or into, or sell substantially all of our assets to, another person; enter into transactions with affiliates; and enter into new lines of business.

Lease Financing

We have capital lease obligations in South Africa, which are payable through 2031 at a weighted average interest rate of approximately 14%. At June 30, 2015 and December 31, 2014, such obligations had a net book value of assets recorded under capital leases aggregating $18 million and $20 million, respectively. During each of the three and six months ended June 30, 2015 and 2014, we made principal payments of less than $1 million.

Bridge Facility

In connection with the Alkali Transaction, we entered into a $600 million senior unsecured bridge facility (the “Bridge Facility”). The Bridge Facility was not utilized and terminated with the completion of the Alkali Transaction. During both the three and six months ended June 30, 2015, we incurred $8 million of financing fees related to the Bridge Facility, which were included in “Interest and debt expense, net” in the unaudited Condensed Consolidated Statements of Operations.

Fair Value

Our debt is recorded at historical amounts. At both June 30, 2015 and December 31, 2014, the fair value of the Term Loan was $1.5 billion. At June 30, 2015 and December 31, 2014, the fair value of the Senior Notes due 2020 was $842 million and $903 million, respectively. At June 30, 2015, the fair value of the Senior Notes due 2022 was $572 million. We determined the fair value of the Term Loan, the Senior Notes due 2020 and the Senior Notes due 2022 using quoted market prices. The fair value hierarchy for the Term Loan, the Senior Notes due 2020 and the Senior Notes due 2022 is a Level 1 input.  Balances outstanding under our UBS Revolver are carried at contracted amounts, which approximate fair value based on the short term nature of the borrowing and the variable interest rate. The fair value hierarchy for our UBS Revolver is a Level 2 input.

Debt Covenants

At June 30, 2015, we had financial covenants in the UBS Revolver, the ABSA Revolver and the Term Loan; however, only the ABSA Revolver had a financial maintenance covenant that applies to local operations and only when the ABSA Revolver is drawn upon. The Term Loan and the UBS Revolver are subject to an intercreditor agreement pursuant to which the lenders’ respective rights and interests in the security are set forth. We were in compliance with all our financial covenants as of and for the three and six months ended June 30, 2015.

Interest and Debt Expense, Net

Interest and debt expense, net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest on debt	$42	$31	$74	$63
Amortization of deferred debt issuance costs and discounts on debt	3	3	5	5
Bridge Facility	8	—	8	—
Other	1	—	2	1
Capitalized interest	(2)	(1)	(3)	(2)
Total interest and debt expense, net	$52	$33	$86	$67

In connection with obtaining debt, we incurred debt issuance costs, which are being amortized through the respective maturity dates using the effective interest method. At June 30, 2015 and December 31, 2014, we had $55 million and $44 million, respectively, of deferred debt issuance costs, which were recorded in “Other long-term assets” in the unaudited Condensed Consolidated Balance Sheets.

13. Asset Retirement Obligations

Asset retirement obligations consist primarily of rehabilitation and restoration costs, landfill capping costs, decommissioning costs, and closure and post-closure costs. Activity related to asset retirement obligations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance, January 1,	$86	$98	$90	$96
Additions	—	1	1	1
Accretion expense	2	2	3	3
Remeasurement/translation	1	—	(5)	2
Changes in estimates, including cost and timing of cash flows	—	—	1	1
Settlements/payments	(1)	(1)	(2)	(3)

Ending balance	$88	$100	$88	$100
Current portion included in accrued liabilities	$6	$6	$6	$6
Noncurrent portion	$82	$94	$82	$94

Environmental Rehabilitation Trust

In accordance with applicable regulations, we have established an environmental rehabilitation trust for the prospecting and mining operations in South Africa, which receives, holds, and invests funds for the rehabilitation or management of asset retirement obligations. The trustees of the fund are appointed by us, and consist of sufficiently qualified employees capable of fulfilling their fiduciary duties. At June 30, 2015 and December 31, 2014, the environmental rehabilitation trust assets were $14 million and $17 million, respectively, which were recorded in “Other long-term assets” in the unaudited Condensed Consolidated Balance Sheets.

14. Commitments and Contingencies

Purchase Commitments—At June 30, 2015, purchase commitments were $121 million for the remainder of 2015, $108 million for 2016, $82 million for 2017, $80 million for 2018, $63 million for 2019, and $339 million thereafter.

Letters of Credit—At June 30, 2015, we had outstanding letters of credit, bank guarantees, and performance bonds of $51 million, of which $25 million were letters of credit issued under the UBS Revolver, $21 million were bank guarantees issued by ABSA and $5 million were performance bonds issued by Westpac Banking Corporation.

Other Matters—From time to time, we may be party to a number of legal and administrative proceedings involving legal, environmental, and/or other matters in various courts or agencies. These proceedings, individually and in the aggregate, may have a material adverse effect on us. These proceedings may be associated with facilities currently or previously owned, operated or used by us and/or our predecessors, some of which may include claims for personal injuries, property damages, cleanup costs, and other environmental matters. Current and former operations may also involve management of regulated materials that are subject to various environmental laws and regulations including the Comprehensive Environmental Response Compensation and Liability Act, the Resource Conservation and Recovery Act or state equivalents. Similar environmental laws and regulations and other requirements exist in foreign countries in which we operate. Currently, we are not party to any pending legal or administrative proceedings that may have a material adverse effect, either individually or in the aggregate, on our business, financial condition or results of operations.

15. Shareholders’ Equity

The changes in outstanding Class A ordinary shares (“Class A Shares”) and Class B Shares for the six months ended June 30, 2015 were as follows:

Class A Shares:
Balance at January 1, 2015	63,968,616
Shares issued for share-based compensation	364,491
Shares issued upon warrants exercised	8,533
Shares issued upon options exercised	141,473
Balance at June 30, 2015	64,483,113

Class B Shares:
Balance at January 1, 2015	51,154,280
Balance at June 30, 2015	51,154,280

Warrants

We have outstanding Series A Warrants (the “Series A Warrants”) and Series B Warrants (the “Series B Warrants,” and together with the Series A Warrants, the “Warrants”). At June 30, 2015, holders of the Warrants were entitled to purchase 5.36 Class A Shares and receive $12.50 in cash at an exercise price of $57.61 for each Series A Warrant and $63.58 for each Series B Warrant. The Warrants have a seven-year term from the date initially issued and will expire on February 14, 2018. A holder may exercise the Warrants by paying the applicable exercise price in cash or exercising on a cashless basis. The Warrants are freely transferable by the holder. At June 30, 2015 and December 31, 2014, there were 239,316 and 240,816 Series A Warrants outstanding, respectively, and 324,002 and 324,383 Series B Warrants outstanding, respectively.

Dividends

During 2015, we declared and paid quarterly dividends to holders of our Class A Shares and Class B Shares as follows:

	Three Months Ended March 31, 2015	Three Months Ended June 30, 2015
Dividend per share	$0.25	$0.25
Total dividend	$29	$30
Record date (close of business)	March 9	May 18

Accumulated Other Comprehensive Loss Attributable to Tronox Limited

The tables below present changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2015 and 2014.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Total
Balance, January 1, 2015	$(279)	$(117)	$(396)
Other comprehensive income (loss)	(48)	1	(47)
Balance, March 31, 2015	$(327)	$(116)	$(443)
Other comprehensive income	10	1	11
Balance, June 30, 2015	$(317)	$(115)	$(432)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Total
Balance, January 1, 2014	$(215)	$(69)	$(284)
Other comprehensive income (loss)	(5)	3	(2)
Balance, March 31, 2014	$(220)	$(66)	$(286)
Other comprehensive loss	(10)	—	(10)
Balance, June 30, 2014	$(230)	$(66)	$(296)

16. Noncontrolling Interest

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

Noncontrolling interest activity was as follows:

	2015	2014
Balance, January 1	$178	$199
Net income attributable to noncontrolling interest	3	4
Effect of exchange rate changes	(15)	(3)
Balance, March 31	$166	$200
Net income attributable to noncontrolling interest	1	2
Effect of exchange rate changes	1	(3)
Balance, June 30	$168	$199

17. Share-Based Compensation

Compensation expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Restricted shares and restricted share units	$6	$4	$9	$7
Options	1	2	3	4
T-Bucks Employee Participation Plan	—	—	1	1
Long-term incentive plan	—	—	—	(1)
Total share-based compensation expense	$7	$6	$13	$11

Tronox Limited Management Equity Incentive Plan

On June 15, 2012, we adopted the Tronox Limited Management Equity Incentive Plan (the “MEIP”), which permits the grant of awards that are comprised of incentive options, nonqualified options, share appreciation rights, restricted shares, restricted share units, performance awards, and other share-based awards, cash payments, and other forms as the compensation committee of the Board of Directors (the “Board”) in its discretion deems appropriate, including any combination of the above. Subject to further adjustment, the maximum number of shares which may be the subject of awards (inclusive of incentive options) is 12,781,225 Class A Shares.

Restricted Shares

During the six months ended June 30, 2015, we granted restricted shares which vest ratably over a three-year period. These awards are classified as equity awards, and are accounted for using the fair value established at the grant date.

The following table presents a summary of activity for the six months ended June 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2015	635,295	$22.82
Granted	66,108	22.60
Vested	(166,587)	22.05
Forfeited	(35,119)	29.28
Outstanding, June 30, 2015	499,697	$22.60
Expected to vest, June 30, 2015	497,338	$22.60

At June 30, 2015, there was $3 million of unrecognized compensation expense related to nonvested restricted shares, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.2 years. The weighted-average grant-date fair value of restricted shares granted during the six months ended June 30, 2015 and 2014 was $22.60 per share and $22.17 per share, respectively. The total fair value of restricted shares that vested during the six months ended June 30, 2015 was $4 million.

Restricted Share Units (“RSUs”)

During the six months ended June 30, 2015, we granted RSUs which have time and/or performance conditions. Both the time-based awards and the performance-based awards are classified as equity awards. The time-based awards vest ratably over a three-year period, and are valued at the weighted average grant date fair value. The performance-based awards cliff vest at the end of the three years. Included in the performance-based awards are RSUs for which vesting is determined by a Total Stockholder Return (“TSR”) calculation over the applicable measurement period. The TSR metric is considered a market condition for which we use a Monte Carlo simulation to determine the grant date fair value.

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2015	875,776	$22.17
Granted	948,487	23.47
Vested	(254,501)	21.63
Forfeited	(8,413)	22.27
Outstanding, June 30, 2015	1,561,349	$23.04
Expected to vest, June 30, 2015	1,511,510	$23.04

At June 30, 2015, there was $31 million of unrecognized compensation expense related to nonvested RSUs, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.2 years. The weighted-average grant-date fair value of restricted share units granted during the six months ended June 30, 2015 and 2014 was $23.47 per share and $22.31 per share, respectively. The total fair value of RSUs that vested during the six months ended June 30, 2015 was $6 million.

Options

During the six months ended June 30, 2015, we granted options to purchase Class A Shares, which vest ratably over a three-year period and have a ten-year term. The following table presents a summary of activity for the six months ended June, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Intrinsic Value
Outstanding, January 1, 2015	2,560,875	$21.14	7.88	$8
Granted	2,380	22.69
Exercised	(141,473)	19.37
Forfeited	(30,350)	23.08
Expired	(96,783)	23.56
Outstanding, June 30, 2015	2,294,649	$21.12	7.89	$—
Expected to vest, June 30, 2015	962,581	$20.82	8.20	$—
Exercisable, June 30, 2015	1,313,493	$21.34	7.66	$—

The aggregate intrinsic values in the table represent the total pre-tax intrinsic value (the difference between our share price at the indicated dates and the options’ exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at the end of the period. The amount will change based on the fair market value of our stock. Total intrinsic value of options exercised was less than $1 million for each of the three months and six months ended June 30, 2015 and 2014. We issue new shares upon the exercise of options. During the three and six months ended June 30, 2015, we received less than $1 million and $3 million, respectively, in cash for the exercise of stock options.

At June 30, 2015, unrecognized compensation expense related to options, adjusted for estimated forfeitures, was $5 million, which is expected to be recognized over a weighted-average period of 1.3 years.

During the six months ended June 30, 2015 and 2014, we granted 2,380 and 911,530 options, respectively, with a weighted average grant date fair value of $7.04 and $8.17, respectively.

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

T-Bucks Employee Participation Plan (“T-Bucks EPP”)

During 2012, we established the T-Bucks EPP for the benefit of certain qualifying employees of our South African subsidiaries. We funded the T-Bucks Trust (the “Trust”) with R124 million (approximately $15 million), which was used to acquire Class A Shares. Additional contributions may be made in the future at the discretion of the Board. The T-Bucks EPP is classified as an equity-settled shared-based payment plan, whereby participants were awarded share units in the Trust, which entitles them to receive Class A Shares upon completion of the vesting period on May 31, 2017. Participants are entitled to receive dividends on the shares during the vesting period. Forfeited shares are retained by the Trust, and are allocated to future participants. Compensation costs are recognized over the vesting period using the straight-line method. During 2012, the Trust purchased 548,234 Class A Shares at $25.79 per share, which was the fair value on the date of purchase. The balance at both June 30, 2015 and December 31, 2014 was 548,234 shares.

 Long-Term Incentive Plan

We have a long-term incentive plan (the “LTIP”) for the benefit of certain qualifying employees of Tronox subsidiaries in South Africa and Australia. The LTIP is classified as a cash settled compensation plan, and is re-measured to fair value at each reporting date. At June 30, 2015 and December 31, 2014, the LTIP plan liability was less than $1 million and $1 million, respectively.

18. Pension and Other Postretirement Healthcare Benefits

We sponsor a noncontributory defined benefit retirement plan (qualified) in the United States, a defined benefit retirement plan in The Netherlands, a new collective defined contribution plan in The Netherlands, and a South Africa postretirement healthcare plan.

During the fourth quarter of 2014, our benefit committee approved to end future benefit accruals under the TDF-Botlek Pension Fund Foundation (“The Netherlands DB plan”) and replaced it with a new collective contribution plan (the “CDC plan”). As a result of this decision, effective from January 1, 2015, benefit accruals commenced under the CDC plan while The Netherlands DB plan became effectively “frozen”.

Under the CDC plan, employees earn benefits based on their pensionable salaries each year determined using a career average benefit formula. We contribute 19.8% of these benefits and the employees contribute 4% into a pooled fund administered by the industrywide Pension Fund for Graphical Industry (“PBG”). Our obligation under this new plan is limited to the fixed percentage contribution we make each year. That is, investment risks, mortality risks and other actuarial risks typically associated with a defined benefit plan are borne by the employees.  Additionally, the employees are entitled to any returns generated from the investment activities of the fund. The CDC plan is considered a defined benefit plan for accounting purposes.  During the three and six months ended June 30, 2015, we contributed $1 million and $2 million, respectively, into the pooled fund, which was recognized in the unaudited Condensed Consolidated Statement of Operations.

The components of net periodic cost associated with the U.S., The Netherlands DB plan and postretirement plans recognized in the unaudited Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net periodic cost:
Service cost	$—	$2	$—	$3
Interest cost	5	5	10	11
Expected return on plan assets	(6)	(6)	(11)	(12)
Net amortization of actuarial loss and prior service credit	1	—	2	—
Total net periodic cost	$—	$1	$1	$2

The components of net periodic cost associated with the postretirement healthcare plans for the three and six months ended June 30, 2015 and 2014 were $1 million for all periods.

Tronox Alkali Qualified Retirement Plan

As part of the Alkali Transaction, we established the Tronox Alkali Corporation Union Retirement Plan (the “Tronox Alkali Qualified Plan”) to cover eligible employees of Tronox Alkali Corporation effective April 1, 2015. The plan is open to union employees of Alkali. The Tronox Alkali Qualified Plan is the same as the FMC Corporation Employees’ Retirement Program Part II Union Hourly Employees’ Retirement Plan provided to eligible participants for services prior to the Alkali Transaction Date. These two plans are aggregated to form the full pension for eligible participants.

Under the Tronox Alkali Qualified Plan, each eligible employee will automatically become a participant upon completion one year of credited services. Retirement benefits under this plan are calculated based on the total years of service of an eligible participant, multiplied by a specified benefit rate in effect at the termination of the plan participant’s years of service. FMC will be responsible for the portion of this total benefit accrued to eligible participants for all the years of service up to March 31, 2015, and we will be responsible for the portion of the total benefit accrued to participants from April 1, 2015 up to the date of termination of a participant’s years of service. We have recorded $1 million of pension expense for both the three and six months ended June 30, 2015, which was recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statement of Operations. We also contributed $2 million to this plan resulting in an overfunded status of $1 million as of June 30, 2015, which is presented in the “Other long-term assets” in the unaudited Condensed Consolidated Balance Sheet.

19. Related Parties

Exxaro

We had service level agreements with Exxaro for services such as tax preparation and research and development, both of which expire during 2015, as well as information technology services, which expired during 2014. Such service level agreements amounted to $1 million of expense during both the three months ended June 30, 2015 and 2014, and $2 million of expense during both the six months ended June 30, 2015 and 2014. Additionally, we have a professional service agreement with Exxaro related to the Fairbreeze construction project. During both the three months ended June 30, 2015 and 2014, we paid less than $1 million, and during both the six months ended June 30, 2015 and 2014, we paid $1 million to Exxaro, which was capitalized in “Property, plant and equipment, net” on our unaudited Condensed Consolidated Balance Sheets. At both June 30, 2015 and December 31, 2014, we had less than $1 million of related party payables, which were recorded in “Accounts payable” on our unaudited Condensed Consolidated Balance Sheets.

Agreements and Transactions with Affiliates

We hold a membership in ANSAC, which is responsible for promoting and increasing the use and sale of soda ash and other refined or processed sodium products produced. Certain sales and marketing costs incurred by ANSAC are charged directly to us. Selling, general and administrative expenses, which include amounts charged to us by ANSAC principally consisting of salaries, benefits, office supplies, professional fees, travel, rent and certain other costs, and amounted to $1 million for the three and six months ended June 30, 2015. These transactions do not necessarily represent arm's length transactions and may not represent all costs if we operated on a stand-alone basis. During the three months ended June 30, 2015, we recorded net sales to ANSAC of $76 million. At June 30, 2015, we had $76 million of related party receivable from ANSAC, which were recorded in “Accounts receivable” on our unaudited Condensed Consolidated Balance Sheets and $1 million of related party payables to ANSAC, which were recorded in “Accounts payable” on our unaudited Condensed Consolidated Balance Sheets.

20. Segment Information

The reportable segments presented below represent our operating segments for which separate financial information is available and which is utilized on a regular basis by our Chief Executive Officer, who is our chief operating decision maker (“CODM”) to assess performance and to allocate resources.

Prior to the Alkali Transaction, we had two operating and reportable segments, Mineral Sands and Pigment, based on the way the management team was organized and our CODM monitored performance, aligned strategies, and allocated resources.  As a result of the increased interdependency between the Mineral Sands and Pigment businesses and related organizational changes, our CODM determined that it was better to review the Mineral Sands and Pigment businesses, along with our electrolytic business, as a combined one, TiO2, and to assess performance and allocate resources at that level. Following the Alkali Transaction, we restructured our organization to reflect two integrated businesses, TiO2 and the acquired business, Alkali, as our two operating and reportable segments with functions that report to two senior executives of the Company, who report directly to our CODM. The change in reportable segments for financial reporting purposes that occurred in the second quarter of 2015 has been retrospectively applied to the prior period disclosure below.

Our TiO2 operating segment includes the following:

●	exploration, mining, and beneficiation of mineral sands deposits

●	production of titanium feedstock (including chloride slag, slag fines, and rutile), pig iron, and zircon

●	production and marketing of TiO2

●	electrolytic manganese dioxide manufacturing and marketing

Our Alkali operating segment includes the mining of trona ore for the production from trona of natural soda ash and its derivatives: sodium bicarbonate, sodium sesquicarbonate and caustic soda (collectively referred to as “alkali-products”).

Segment performance is evaluated based on segment operating income (loss), which represents the results of segment operations before unallocated costs, such as general corporate expenses not identified to a specific segment, interest expense, other income (expense), and income tax expense or benefit.

Net sales and income from operations by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
TiO2 segment	$409	$490	$794	$908
Alkali segment	208	—	208	—
Net sales	$617	$490	$1,002	$908

TiO2 segment	$(41)	$30	$(32)	$26
Alkali segment	25	—	25	—
Corporate	(34)	(15)	(52)	(32)

Income (loss) from operations	(50)	15	(59)	(6)
Interest and debt expense, net	(52)	(33)	(86)	(67)
Loss on extinguishment of debt	—	(8)	—	(8)
Other income (expense), net	(5)	3	(1)	3

Loss before income taxes	(107)	(23)	(146)	(78)
Income tax benefit (provision)	(11)	25	(18)	26
Net income (loss)	$(118)	$2	$(164)	$(52)

Net sales to external customers, by geographic region, based on country of production, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
U.S. operations	$375	$203	$532	$383
International operations:
Australia	101	114	181	209
South Africa	89	106	181	184
The Netherlands	52	67	108	132
Total	$617	$490	$1,002	$908

Net sales to external customers for each similar product were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Pigment	$266	$327	$512	$619
Alkali	208	—	208	—
Titanium feedstock and co-products	116	136	230	238
Electrolytic	27	27	52	51
Total	$617	$490	$1,002	$908

During the six months ended June 30, 2015, our ten largest third-party TiO2 customers and our ten largest Alkali customers represented approximately 33% and 14%, respectively, of our consolidated net sales; however, no single customer accounted for more than 10% of our consolidated net sales.

Capital expenditures by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
TiO2 segment	$57	$43	$88	$66
Alkali segment	4	—	4	—
Corporate	—	—	1	1
Total	$61	$43	$93	$67

Total assets by segment were as follows:

	June 30, 2015	December 31, 2014
TiO2 segment	$3,640	$3,821
Alkali segment	1,752	—
Corporate	200	1,244
Total	$5,592	$5,065

21. Guarantor Condensed Consolidating Financial Statements

The obligations of Tronox Finance, our wholly-owned subsidiary, under the Senior Notes due 2020  and the Senior Notes due 2022 are fully and unconditionally (subject to certain customary circumstances providing for the release of a guarantor subsidiary) guaranteed on a senior unsecured basis, jointly and severally, by Tronox Limited (referred to for purposes of this note only as the “Parent Company”) and each of its current and future restricted subsidiaries, other than excluded subsidiaries, that guarantee any indebtedness of the Parent Company or its restricted subsidiaries (collectively, the “Guarantor Subsidiaries”). The Subsidiary Issuer, Tronox Finance, and each of the Guarantor Subsidiaries are 100% owned, directly or indirectly, by the Parent Company. Our subsidiaries that do not guarantee the Senior Notes due 2020 and Senior Notes due 2022 are referred to as the “Non-Guarantor Subsidiaries.” The guarantor condensed consolidating financial statements presented below presents the statements of operations, statements of comprehensive income (loss), balance sheets and statements of cash flow data for: (i) the Parent Company, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, and the subsidiary issuer, on a consolidated basis (which is derived from Tronox historical reported financial information); (ii) the Parent Company, alone (accounting for our Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, and Tronox Finance on an equity basis under which the investments are recorded by each entity owning a portion of another entity at cost, adjusted for the applicable share of the subsidiary’s cumulative results of operations, capital contributions and distributions, and other equity changes); (iii) the Guarantor Subsidiaries alone; (iv) the Non-Guarantor Subsidiaries alone; and (v) the subsidiary issuer, Tronox Finance.

The guarantor condensed consolidating financial statements are presented on a legal entity basis, not on a business segment basis. The indentures governing the Senior Notes due 2020 and Senior Notes due 2022 provide for a Guarantor Subsidiary to be automatically and unconditionally released and discharged from its guarantee obligations in certain customary circumstances, including:

●	Sale or other disposition of such Guarantor Subsidiary’s capital stock or all or substantially all of its assets and all of the indenture obligations (other than contingent obligations) of such Subsidiary Guarantor in respect of all other indebtedness of the Subsidiary Guarantors terminate upon the consummation of such transaction;

●	Designation of such Guarantor Subsidiary as an “unrestricted subsidiary” under the indenture;

●	In the case of certain Guarantor Subsidiaries that incur or guarantee indebtedness under certain credit facilities, upon the release or discharge of such Guarantor Subsidiary’s guarantee or incurrence of indebtedness that resulted in the creation of such guarantee, except a discharge or release as a result of payment under such guarantee;

●	Legal defeasance, covenant defeasance, or satisfaction and discharge of the indenture obligations;

●	Payment in full of the aggregate principal amount of all outstanding Senior Notes due 2020 and Senior Notes due 2022 and all other obligations under the indenture; or

●	Release or discharge of the Guarantor Subsidiary’s guarantee of certain other indebtedness.

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2015
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$617	$(60)	$—	$—	$500	$177
Cost of goods sold	593	(55)	—	—	478	170
Gross profit	24	(5)	—	—	22	7
Selling, general and administrative expenses	(72)	1	—	1	(65)	(9)
Restructuring expenses	(2)	—	—	—	(2)	—
Income (loss) from operations	(50)	(4)	—	1	(45)	(2)
Interest and debt expense, net	(52)	—	(35)	—	(2)	(15)
Intercompany interest income (expense)	—	—	—	128	(142)	14
Other income (expense), net	(5)	(24)	—	23	3	(7)
Equity in earnings of subsidiary	—	244	—	(217)	(27)	—
Income (loss) before income taxes	(107)	216	(35)	(65)	(213)	(10)
Income tax benefit (provision)	(11)	—	10	(54)	35	(2)
Net income (loss)	(118)	216	(25)	(119)	(178)	(12)
Net income attributable to noncontrolling interest	1	1	—	—	—	—
Net income (loss) attributable to Tronox Limited	$(119)	$215	$(25)	$(119)	$(178)	$(12)

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2015
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$1,002	$(103)	$—	$—	$738	$367
Cost of goods sold	943	(93)	—	—	683	353
Gross profit	59	(10)	—	—	55	14
Selling, general and administrative expenses	(116)	2	(1)	4	(103)	(18)
Restructuring expenses	(2)	—	—	—	(2)	—
Income (loss) from operations	(59)	(8)	(1)	4	(50)	(4)
Interest and debt expense, net	(86)	—	(50)	—	(3)	(33)
Intercompany interest income (expense)	—	—	—	264	(286)	22
Other income (expense), net	(1)	(24)	—	25	(3)	1
Equity in earnings of subsidiary	—	391	—	(361)	(30)	—

Income (loss) before income taxes	(146)	359	(51)	(68)	(372)	(14)
Income tax benefit (provision)	(18)	—	15	(100)	67	—
Net income (loss)	(164)	359	(36)	(168)	(305)	(14)
Net income attributable to noncontrolling interest	4	4	—	—	—	—
Net income (loss) attributable to Tronox Limited	$(168)	$355	$(36)	$(168)	$(305)	$(14)

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
'Three Months Ended June 30, 2015
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net income (loss)	$(118)	$216	$(25)	$(119)	$(178)	$(12)
Other comprehensive income (loss):
Foreign currency translation adjustments	11	(12)	—	10	4	9
Pension and postretirement plans	1	(1)	—	1	1	—
Other comprehensive income (loss)	12	(13)	—	11	5	9
Total comprehensive income (loss)	(106)	203	(25)	(108)	(173)	(3)

Comprehensive income (loss) attributable to noncontrolling interest:
Net income	1	1	—	—	—	—
Foreign currency translation adjustments	1	1	—	—	—	—
Comprehensive income (loss) attributable to noncontrolling interest	2	2	—	—	—	—
Comprehensive income (loss) attributable to Tronox Limited	$(108)	$201	$(25)	$(108)	$(173)	$(3)

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Six Months Ended June 30, 2015
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net income (loss)	$(164)	$359	$(36)	$(168)	$(305)	$(14)
Other comprehensive income (loss):
Foreign currency translation adjustments	(52)	93	—	(38)	(54)	(53)
Pension and postretirement plans	2	(2)	—	2	2	—
Other comprehensive income (loss)	(50)	91	—	(36)	(52)	(53)
Total comprehensive income (loss)	(214)	450	(36)	(204)	(357)	(67)

Comprehensive income (loss) attributable to noncontrolling interest:
Net income	4	4	—	—	—	—
Foreign currency translation adjustments	(14)	(14)	—	—	—	—
Comprehensive income (loss) attributable to noncontrolling interest	(10)	(10)	—	—	—	—
Comprehensive income (loss) attributable to Tronox Limited	$(204)	$460	$(36)	$(204)	$(357)	$(67)

GUARANTOR CONDENSED CONSOLIDATING BALANCE SHEETS
As of June 30, 2015
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Cash and cash equivalents	$205	$—	$—	$5	$87	$113
Restricted cash	5	—	—	—	5	—
Inventories, net	780	(22)	—	—	519	283
Other current assets	542	(3,943)	625	1,261	1,292	1,307
Investment in subsidiaries	—	1,889	—	(2,832)	943	—
Property, plant and equipment, net	1,967	—	—	—	1,432	535
Mineral leaseholds, net	1,736	—	—	—	1,300	436
Intercompany loans receivable	—	(7,081)	742	5,938	73	328
Other long-term assets	357	(2)	35	1	282	41
Total assets	$5,592	$(9,159)	$1,402	$4,373	$5,933	$3,043

LIABILITIES AND EQUITY
Short-term debt	$150	$—	$—	$—	$150	$—
Other current liabilities	410	(3,943)	28	2,265	1,856	204
Long-term debt	2,967	—	1,498	—	—	1,469
Intercompany loans payable	—	(7,081)	10	745	6,256	70
Other long-term liabilities	536	(2)	—	2	301	235
Total liabilities	4,063	(11,026)	1,536	3,012	8,563	1,978
Total equity	1,529	1,867	(134)	1,361	(2,630)	1,065
Total liabilities and equity	$5,592	$(9,159)	$1,402	$4,373	$5,933	$3,043

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2015
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Cash Flows from Operating Activities:
Net income (loss)	$(164)	$359	$(36)	$(168)	$(305)	$(14)
Depreciation, depletion and amortization	140	—	—	—	103	37
Other	37	(359)	610	135	258	(607)
Cash provided by (used in) operating activities	13	—	574	(33)	56	(584)

Cash Flows from Investing Activities:
Capital expenditures	(93)	—	—	—	(25)	(68)
Acquisition of business	(1,653)	—	—	—	(1,653)	—
Investment in subsidiaries	—	1,526	—	(1,526)	—	—
Return of capital from subsidiaries	—	(24)	—	24	—	—
Collections of intercompany debt	—	(623)	29	—	17	577
Intercompany loans	—	1,362	(590)	(10)	(205)	(557)
Cash provided by (used in) investing activities	(1,746)	2,241	(561)	(1,512)	(1,866)	(48)

Cash Flows from Financing Activities:
Repayments of debt	(9)	—	—	—	(1)	(8)
Repayments of intercompany loans	—	623	—	(29)	(577)	(17)
Proceeds from debt	750	—	—	—	150	600
Proceeds from intercompany loans	—	(1,362)	—	1,352	10	—
Contribution from parent	—	(1,526)	—	—	1,526	—
Return of capital to parent	—	24	—	—	(24)	—
Debt issuance costs	(15)	—	(13)	—	(2)	—
Dividends paid	(59)	—	—	(59)	—	—
Proceeds from the exercise of warrants and options	3	—	—	3	—	—
Cash provided by (used in) financing activities	670	(2,241)	(13)	1,267	1,082	575
Effects of exchange rate changes on cash and cash equivalents	(8)	—	—	—	—	(8)
Net increase (decrease) in cash and cash equivalents	(1,071)	—	—	(278)	(728)	(65)
Cash and cash equivalents at beginning of period	$1,276	$—	$—	$283	$815	$178
Cash and cash equivalents at end of period	$205	$—	$—	$5	$87	$113

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

We revised each of our unaudited guarantor condensed consolidating financial statements for the three and six months ended June 30, 2014 to reflect the following:

●	In the unaudited guarantor condensed consolidating financial statements previously issued, two subsidiaries which were incorrectly classified as “Non-guarantor subsidiaries” have been reclassified to “Guarantor Subsidiaries” in the revised unaudited guarantor condensed consolidating financial statements.

●	Certain amounts within the guarantor condensed consolidating statement of comprehensive income (loss) were revised to primarily reflect the proportionate share of cumulative translation adjustments between the Parent Company and Eliminations columns.

These revisions, which we determined are not material to our prior year condensed financial statements or consolidated financial statements based on quantitative and qualitative considerations, did not affect our consolidated financial position, consolidated results of operations or consolidated cash flows.

REVISED GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2014
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$490	$(70)	$—	$—	$337	$223
Cost of goods sold	430	(77)	—	—	294	213

Gross profit	60	7	—	—	43	10
Selling, general and administrative expenses	(45)	1	—	(2)	(33)	(11)

Income (loss) from operations	15	8	—	(2)	10	(1)
Interest and debt expense, net	(33)	—	(16)	—	(1)	(16)
Intercompany interest income (expense)	—	—	—	137	(145)	8
Loss on extinguishment of debt	(8)	—	—	—	(2)	(6)
Other income	3	—	—	—	—	3
Equity in earnings of subsidiary	—	85	—	(94)	9	—

Income (loss) before income taxes	(23)	93	(16)	41	(129)	(12)
Income tax benefit (provision)	25	(1)	5	(41)	39	23
Net income (loss)	2	92	(11)	—	(90)	11
Net income attributable to noncontrolling interest	2	2	—	—	—	—
Net income (loss) attributable to Tronox Limited	$—	$90	$(11)	$—	$(90)	$11

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

REVISED GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2014
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$908	$(119)	$—	$—	$614	$413
Cost of goods sold	823	(152)	—	—	589	386

Gross profit	85	33	—	—	25	27
Selling, general and administrative expenses	(91)	2	—	(5)	(66)	(22)

Income (loss) from operations	(6)	35	—	(5)	(41)	5
Interest and debt expense, net	(67)	—	(30)	—	(2)	(35)
Intercompany interest income (expense)	—	—	—	273	(289)	16
Loss on extinguishment of debt	(8)	—	—	—	(2)	(6)
Other income (expense)	3	32	—	—	(3)	(26)
Equity in earnings of subsidiary	—	272	—	(245)	(27)	—

Income (loss) before income taxes	(78)	339	(30)	23	(364)	(46)
Income tax benefit (provision)	26	—	9	(81)	94	4
Net income (loss)	(52)	339	(21)	(58)	(270)	(42)
Net income attributable to noncontrolling interest	6	6	—	—	—	—
Net income (loss) attributable to Tronox Limited	$(58)	$333	$(21)	$(58)	$(270)	$(42)

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

REVISED GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended June 30, 2014
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net income (loss)	$2	$92	$(11)	$—	$(90)	$11
Other comprehensive income (loss):
Foreign currency translation adjustments	(13)	24	—	(11)	(13)	(13)
Pension and postretirement plans	—	—	—	1	—	(1)

Other comprehensive income (loss)	(13)	24	—	(10)	(13)	(14)

Total comprehensive income (loss)	(11)	116	(11)	(10)	(103)	(3)

Comprehensive income (loss) attributable to noncontrolling interest:
Net income	2	2	—	—	—	—
Foreign currency translation adjustments	(3)	(3)	—	—	—	—

Comprehensive loss attributable to noncontrolling interest	(1)	(1)	—	—	—	—
Comprehensive income (loss) attributable to Tronox Limited	$(10)	$117	$(11)	$(10)	$(103)	$(3)

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

REVISED GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Six Months Ended June 30, 2014
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net income (loss)	$(52)	$339	$(21)	$(58)	$(270)	$(42)
Other comprehensive income (loss):
Foreign currency translation adjustments	(21)	33	—	(15)	(22)	(17)
Pension and postretirement plans	3	(2)	—	3	3	(1)

Other comprehensive income (loss)	(18)	31	—	(12)	(19)	(18)

Total comprehensive income (loss)	(70)	370	(21)	(70)	(289)	(60)

Comprehensive income (loss) attributable to noncontrolling interest:
Net income	6	6	—	—	—	—
Foreign currency translation adjustments	(6)	(6)	—	—	—	—

Comprehensive income attributable to noncontrolling interest	—	—	—	—	—	—
Comprehensive income (loss) attributable to Tronox Limited	$(70)	$370	$(21)	$(70)	$(289)	$(60)

AS PREVIOUSLY FILED
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

REVISED GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2014
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Cash Flows from Operating Activities:
Net income (loss)	$(52)	$339	$(21)	$(58)	$(270)	$(42)
Depreciation, depletion and amortization	157	—	—	—	113	44
Other	(70)	(339)	(1)	46	135	89

Cash provided by (used in) operating activities	35	—	(22)	(12)	(22)	91

Cash Flows from Investing Activities:
Capital expenditures	(67)	—	—	—	(41)	(26)
Restricted cash	—	—	—	—	—
Collections of intercompany debt	—	(22)	22	—	—	—

Cash provided by (used in) investing activities	(67)	(22)	22	—	(41)	(26)

Cash Flows from Financing Activities:
Repayments of debt	(11)	—	—	—	(1)	(10)
Repayments of intercompany debt	—	22	—	(22)	—	—
Proceeds from debt	—	—	—	—	—	—
Debt issuance costs	(2)	—	—	—	—	(2)
Dividends paid	(58)	—	—	(58)	—	—
Proceeds from the exercise of warrants and options	2	—	—	2	—	—

Cash provided by (used in) financing activities	(69)	22	—	(78)	(1)	(12)

Effects of exchange rate changes on cash and cash equivalents	(2)	—	—	—	—	(2)

Net increase (decrease) in cash and cash equivalents	(103)	—	—	(90)	(64)	51
Cash and cash equivalents at beginning of period	$1,475	$—	$—	$179	$1,091	$205

Cash and cash equivalents at end of period	$1,372	$—	$—	$89	$1,027	$256

AS PREVIOUSLY FILED
GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2014
(Unaudited)
(Millions of U.S. dollars)
	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Cash Flows from Operating Activities:
Net income (loss)	$(52)	$336	$(21)	$(58)	$(272)	$(37)
Depreciation, depletion and amortization	157	—	—	—	113	44
Other	(70)	(331)	(1)	61	177	24

Cash provided by (used in) operating activities	35	5	(22)	3	18	31

Cash Flows from Investing Activities:
Capital expenditures	(67)	—	—	—	(41)	(26)
Collections of intercompany debt	—	(22)	22	—	—	—

Cash provided by (used in) investing activities	(67)	(22)	22	—	(41)	(26)

Cash Flows from Financing Activities:
Repayments of debt	(11)	—	—	—	(1)	(10)
Repayments of intercompany debt	—	22	—	(22)	—	—
Debt issuance costs	(2)	—	—	—	—	(2)
Dividends paid	(58)	—	—	(58)	—	—
Proceeds from the exercise of warrants and options	2	—	—	2	—	—

Cash provided by (used in) financing activities	(69)	22	—	(78)	(1)	(12)

Effects of exchange rate changes on cash and cash equivalents	(2)	(5)	—	(15)	3	15

Net increase (decrease) in cash and cash equivalents	(103)	—	—	(90)	(21)	8
Cash and cash equivalents at beginning of period	$1,478	$—	$—	$179	$374	$925

Cash and cash equivalents at end of period	$1,375	$—	$—	$89	$353	$933

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

We are a global leader in the production and marketing of titanium bearing mineral sands and titanium dioxide (“TiO2”) pigment and the world’s largest producer of natural soda ash. We have two reportable operating segments, TiO2 and Alkali.

TiO2

Within our TiO2 segment, we believe that our pigments business is the third largest global producer and marketer of TiO2 manufactured via chloride technology and we believe we are the second largest global producer of titanium feedstock and a leader in global zircon production. We have operations in North America, Europe, South Africa, and the Asia-Pacific region. We operate three TiO2 pigment facilities at the following locations: Hamilton, Mississippi; Botlek, The Netherlands; and Kwinana, Western Australia, representing an aggregate capacity of approximately 465,000 metric tons of annual TiO2 production capacity. TiO2, is used in a wide range of products due to its ability to impart whiteness, brightness, and opacity. TiO2 pigment is used extensively in the manufacture of paint and other coatings, plastics and paper, and in a wide range of other applications, including inks, fibers, rubber, food, cosmetics, and pharmaceuticals. Moreover, it is a critical component of everyday consumer applications due to its superior ability to cover or mask other materials effectively and efficiently relative to alternative white pigments and extenders. We believe that, at present, TiO2 has no effective substitute because no other white pigment has the physical properties for achieving comparable opacity and brightness or can be incorporated in a cost-effective manner. We also operate three separate mining operations: KwaZulu-Natal (“KZN”) Sands located in South Africa, Namakwa Sands located in South Africa and Cooljarloo Sands located in Western Australia. Titanium feedstock is used primarily to manufacture TiO2 pigment, and we currently supply all of our pigment facilities’ titanium feedstock needs through our own mining operations. Zircon is a mineral which is primarily used as an opacifier in ceramic glazes for tiles, plates, dishes, and industrial products. Pig iron is a metal material used in the steel and metal casting industries to create wrought iron, cast iron, and steel.

Alkali

On April 1, 2015, we completed the previously announced acquisition of 100% of the Alkali Chemicals business (“Alkali”) from FMC Corporation (“FMC”) for an aggregate purchase price of approximately $1.65 billion in cash (the “Alkali Transaction”), subject to a customary post-closing adjustment in respect of working capital. Alkali is the world’s largest producer of natural soda ash, which is used by customers in the glass, detergent, and chemicals manufacturing industries. Natural soda ash maintains a sustained structural cost advantage globally compared to producers of synthetic soda ash. Alkali diversifies our end markets, revenue base and increases our participation in faster growing emerging market economies. Alkali will operate as a separate business unit and reporting segment. We funded the Alkali Transaction through existing cash and new debt. See Note 12 for further details of the Alkali Transaction financing.

Our Alkali segment is the world’s largest natural soda ash producer. We produce natural soda ash from a mineral called trona, which we mine at two facilities we own near Green River, Wyoming. Our Wyoming facilities process the trona ore into chemically pure soda ash and specialty sodium products such as sodium bicarbonate (baking soda). Our soda ash products are used primarily by customers in the glass, detergent, and chemicals manufacturing industries. Soda ash is essential for manufacturing flat glass, container glass, and table ware because of its property of lowering the melting point of other ingredients in a glass furnace. In recent years, demand for soda ash has been relatively flat in developed economies such as the United States, but is rising faster in markets such as East Asia and Latin America as per capita consumption rises with economic development. We sell soda ash directly to customers in the United States, Canada and Europe and to the American Natural Soda Ash Corporation (“ANSAC”), a nonprofit foreign sales association in which Alkali and two other U.S. soda ash producers are members, for resale to customers elsewhere around the world. The cost advantages of natural soda ash produced in the United States permits ANSAC to sell soda ash profitably in most parts of the world despite significant logistics costs. In addition, we use a portion of our soda ash at Green River to produce specialty sodium products such as sodium bicarbonate and sodium sesquicarbonate that have uses in food, animal feed, pharmaceutical, and medical applications.

Segments

The reportable segments presented below represent our operating segments for which separate financial information is available and which is utilized on a regular basis by our Chief Executive Officer, who is our chief operating decision maker (“CODM”) to assess performance and to allocate resources.

Prior to the Alkali Transaction, we had two operating and reportable segments, Mineral Sands and Pigment, based on the way the management team was organized and our CODM monitored performance, aligned strategies, and allocated resources. As a result of the increased interdependency between the Mineral Sands and Pigment businesses, and related organizational changes, our CODM determined that it was better to review the Mineral Sands and Pigment businesses, along with our electrolytic business, as a combined one, TiO2, and to assess performance and allocate resources at that level. Following the Alkali Transaction, we restructured our organization to reflect two integrated businesses, TiO2 and the acquired business, Alkali, as our two operating and reportable segments with functions that report to two senior executives of the Company, who report directly to our CODM. The change in reportable segments for financial reporting purposes that occurred in the second quarter of 2015 has been retrospectively applied to the prior period disclosure below.

Segment performance is evaluated based on segment operating income (loss), which represents the results of segment operations before unallocated costs, such as general corporate expenses not identified to a specific segment, interest expense, other income (expense), and income tax expense (benefit).

TiO2 Segment

Our TiO2 segment includes the following:

●	exploration, mining, and beneficiation of mineral sands deposits

●	production of titanium feedstock (including chloride slag, slag fines, and rutile), pig iron, and zircon

●	production and marketing of TiO2

●	electrolytic manganese dioxide manufacturing and marketing, which is primarily focused on advanced battery materials, specialty boron products, and sodium chlorate

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

Alkali Segment

Our Alkali segment includes the mining of trona for the production of natural soda ash and its derivatives: sodium bicarbonate, sodium sesquicarbonate and caustic soda (collectively referred to as “alkali-products”). We provide our alkali-products to a variety of industries such as glass manufacturing, water treatment, pulp and paper, textiles, food and pharmaceutical and cosmetics. We also sell our alkali-products to various domestic and international customers and to the ANSAC which is our primary export customer. ANSAC is a third-party nonprofit corporation whose purpose is to promote export sales of U.S. produced soda ash in conformity with the Webb-Pomerene Act. All mining and processing activities take place in our facilities located in the Green River Basin of Wyoming, United States.

Recent Developments

Senior Notes Issued — On March 19, 2015, Evolution Escrow Issuer LLC (“Evolution”) closed an offering of $600 million aggregate principal amount of its 7.5% senior notes due 2022 (the “Senior Notes due 2022”) through an offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act. The Senior Notes due 2022 were offered in connection with, and we used the net proceeds from the offering for, the Alkali Transaction. Upon consummation of the Alkali Transaction on April 1, 2015, Evolution was merged with and into Tronox Finance LLC (“Tronox Finance), a wholly owned subsidiary of Tronox Limited with Tronox Finance as the surviving company. See Note 12 of Notes to unaudited Condensed Consolidated Financial Statements.

Business Environment

The following discussion includes trends and factors that may affect future operating results.

Pigment product volumes increased sequentially during the second quarter of 2015 with volume gains in North America, Europe and Asia-Pacific, which was partially offset by lower sales prices. Inventory in pigment products was modestly above normal seasonal levels and we anticipate that the pricing environment will remain competitive for the near term. The prolonged downturn in the market has resulted in announced plant closures and curtailments, including by us, which should have a positive impact on reducing feedstock and finished pigment product inventories and start to bring supply and demand back into balance.

Planned construction on the Fairbreeze mine continued during the second quarter of 2015. The Fairbreeze mine will serve as a replacement source of feedstock production for our Hillendale mine, which ceased mining operations in December 2013. The Fairbreeze mine is expected to begin operations at the end of 2015, and be fully operational in 2016. The Fairbreeze mine is estimated to have a life expectancy of approximately 15 years.

Soda ash industry fundamentals remain strong with projected global demand expected to grow at a 3.3% compound annual growth rate (“CAGR”) through 2024. Emerging markets continue to drive much of this growth with per capita consumption of soda ash in emerging markets less than 50% of U.S. levels of 16 kg per person per year. As a result, we expect to see continued growth in demand for soda ash consumption in these regions going forward, with demand growth expected to continue to outpace capacity additions. The U.S. market for soda ash is supplied by five domestic competitors with balanced supply and demand fundamentals. These market conditions have historically resulted in prices rising on average over the past ten years, a trend projected to persist over the medium-long term despite slow demand growth. Alkali sales volumes increased sequentially during the second quarter of 2015, both domestic and international. Sales prices were marginally lower sequentially due to customer mix. We anticipate that the pricing environment will remain stable through the rest of the year. We believe the soda ash market, excluding China, continues to be balanced to tight from a supply-demand perspective. We expect that the competitive cost position of natural soda ash relative to the higher cost synthetic process will cause demand for natural soda ash to continue to exceed available supply.

We continue to be uniquely tax-advantaged by favorable tax loss carry forwards, the settlement reached with Anadarko for $5.2 billion, including approximately $65 million of accrued interest, and approved by the Bankruptcy Court, and other favorable tax positions. We believe these tax-advantaged factors create opportunities for our operations to benefit for years to come.

Consolidated Results of Operations

Three and Six Months Ended June 30, 2015 compared to the Three and Six Months Ended June 30, 2014

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Variance	2015	2014	Variance
	(Millions of U.S. dollars)
Net sales	$617	$490	$127	$1,002	$908	$94
Cost of goods sold	593	430	163	943	823	120
Gross profit	24	60	(36)	59	85	(26)
Selling, general and administrative expenses	(72)	(45)	(27)	(116)	(91)	(25)
Restructuring expenses	(2)	—	(2)	(2)	—	(2)
Income (loss) from operations	(50)	15	(65)	(59)	(6)	(53)
Interest and debt expense, net	(52)	(33)	(19)	(86)	(67)	(19)
Loss on extinguishment of debt	—	(8)	8	—	(8)	8
Other income, net	(5)	3	(8)	(1)	3	(4)

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Variance	2015	2014	Variance
	(Millions of U.S. dollars)
Income (loss) before income taxes	(107)	(23)	(84)	(146)	(78)	(68)
Income tax benefit (provision)	(11)	25	(36)	(18)	26	(44)
Net income (loss)	(118)	2	$(120)	(164)	(52)	$(112)

Net sales for the three months ended June 30, 2015 increased 26% compared to the three months ended June 30, 2014 due to the Alkali Transaction (accounting for $208 million), offset by the  impact of lower selling prices and product mix of $39 million, lower volumes of  $27 million and unfavorable changes in foreign currency translation of $15 million in our TiO2 segment. Net sales for the six months ended June 30, 2015 increased 10% compared to the six months ended June 30, 2014 due to the Alkali Transaction (accounting for $208 million), offset by the impact of lower selling prices and product mix of $67 million, unfavorable changes in foreign currency translation of $29 million, and lower volumes of $18 million in our TiO2 segment . Selling prices and volumes for our TiO2 business were lower across most product lines.

During the three months ended June 30, 2015, cost of goods sold increased 38% compared to the three months ended June 30, 2014, due to the Alkali Transaction (accounting for $173 million), a net increase in lower of cost or market reserves of $53 million, and slightly higher production costs of $1 million, offset by the impact of favorable foreign currency translation of $45 million, and lower volumes of $19 million. During the six months ended June 30, 2015, cost of goods sold increased 15% compared to the six months ended June 30, 2014, which reflects the Alkali Transaction (accounting for $173 million), a net increase in lower of cost or market reserves of $51 million, offset by the impact of favorable foreign currency translation of $80 million, by lower volumes of $17 million, and lower production costs of $7 million.

Our gross profit during the three and six months ended June 30, 2015 was 4% and 6%, respectively, of net sales compared to 12% and 9% of net sales during the three and six months ended June 30, 2014. The decrease principally reflects the impact of net increased lower of cost or market charges and lower selling prices in our TiO2 segment, partially offset by the impact of favorable currency translation.

Selling, general and administrative expenses increased 60% and 27% during the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014, respectively. The net increase in 2015 was mainly due to spending for the Alkali Transaction and higher professional fees, partially offset by a partial reversal of a stamp tax accrual in Australia (related to the 2012 acquisition of the Exxaro Sands business).

Restructuring expense during the three and six months ended June 30, 2015 relates to the scheduled shutdown of our chlorate plant (part of our TiO2 segment) in the United States.

Interest and debt expense during the three months ended June 30, 2015 was primarily comprised of interest expense on the Term Loan of $16 million, interest expense on the $900 million aggregate principal amount of senior notes (the “Senior Notes due 2020”)  of $15 million, interest expense on the Senior Notes due 2022 of $11 million and fees on the $600 million senior unsecured bridge facility (the “Bridge Facility”) of $8 million compared to $16 million on the Term Loan and a term facility and $14 million on the Senior Notes due 2020 during the three months ended June 30, 2014. Interest and debt expense during the six months ended June 30, 2015 is primarily comprised of interest expense on the Term Loan of $31 million, interest expense on the Senior Notes due 2020 of $29 million, interest expense on the Senior Notes due 2022 of $13 million and fees on the Bridge Facility of $8 million compared to $32 million on the Term Loan and a term facility and $29 million on the Senior Notes due 2020 during the six months ended June 30, 2014.

Other income (expense), net during the three months ended June 30, 2015 primarily consisted of a net realized and unrealized foreign currency loss of $6 million and other expenses of $1 million partially offset by interest income of $2 million compared to a net realized and unrealized foreign currency gain of $1 million and interest income of $3 million partially offset by $1 million of other expense during the three months ended June 30, 2014. Other income (expense), net during the six months ended June 30, 2015 primarily consisted of a net realized and unrealized foreign currency loss of $5 million partially offset by interest income of $4 million compared to interest income of $6 million, partially offset by a net realized and unrealized foreign currency loss of $2 million and other expenses of $1 million and during the six months ended June 30, 2014.

The effective tax rate for the three and six months ended June 30, 2015 and 2014 differs from the Australian statutory rate of 30%. The differences were primarily due to valuation allowances, income in foreign jurisdictions taxed at rates lower than 30%, and withholding tax accruals on interest income. We recorded less tax benefit on book losses for the period ended June 30, 2015 due to full valuation allowances in Australia and The Netherlands.

Operations Review of Segment Revenue and Profit

U.S. GAAP has standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance.

We currently operate our business in two operating and reportable segments, TiO2 and Alkali. We evaluate reportable segment performance based on segment operating profit (loss), which represents the results of segment operations before unallocated costs, such as general corporate expenses not identified to a specific segment, interest expense, other income (expense), and income tax expense (benefit). See Note 21 of Notes to unaudited Condensed Consolidated Financial Statements.

Net Sales

Net sales by segments were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Variance	2015	2014	Variance
	(Millions of U.S. dollars)
TiO2 segment	$409	$490	$(81)	$794	$908	$(114)
Alkali segment	208	—	208	208	—	208
Net Sales	$617	$490	$127	$1,002	$908	$94

TiO2 segment

TiO2 segment net sales during the three months ended June 30, 2015 decreased 17% compared to the same periods in 2014 primarily due to lower selling prices and product mix of $39 million, lower volumes of $27 million and unfavorable changes in foreign currency translation of $15 million. TiO2 segment net sales during the six months ended June 30, 2015 decreased 13% compared to the same periods in 2014 primarily due to the impact of lower selling prices and product mix of $67 million, unfavorable changes in foreign currency translation of $29 million, and lower volumes of $18 million.

For the three months ended June 30, 2015 versus June 30, 2014, selling prices were lower for pigment products (in all regions) and to lesser extent for pig iron. Volumes were lower for zircon, rutile and pigment products (in all regions except Europe). Currency impacts are primarily related to the weakening of the Euro versus the U.S. Dollar.

For the six months ended June 30, 2015 versus June 30, 2014, selling prices were lower for pigment products (in all regions) and to lesser extent for pig iron. Volumes were lower for zircon, pig iron and pigment products (in all regions except Europe), partially offset by increased shipments of titanium feedstock.

Alkali segment

The Alkali business (acquired on April 1, 2015) contributed $208 million of net sales during both the three and six months ended June 30, 2015.

Income (loss) from Operations

Income (loss) from operations by segments was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Variance
	(Millions of U.S. dollars)
TiO2 segment	$(41)	$30	$(71)	$(32)	$26	$(58)
Alkali segment	25	—	25	25	—	25
Corporate	(34)	(15)	(19)	(52)	(32)	(20)
Income (loss) from operations	(50)	15	$(65)	(59)	(6)	$(53)

Interest and debt expense	(52)	(33)		(86)	(67)
Loss on extinguishment of debt	—	(8)		—	(8)
Other income (expense)	(5)	3		(1)	3
Loss before income taxes	(107)	(23)		(146)	(78)
Income tax benefit (provision)	(11)	25		(18)	26
Net income (loss)	$(118)	$2		$(164)	$(52)

TiO2 segment

During the three months ended June 30, 2015, income from operations decreased $71 million compared to the same period in 2014 primarily due to a net increase in lower of cost or market reserves of $53 million, lower selling prices of $39 million, lower volumes of $7 million and restructuring costs of $2 million, partially offset by favorable foreign currency translation of $29 million and lower production and other costs of $1 million.

During the six months ended June 30, 2015, income from operations decreased $58 million compared to the same period in 2014 primarily due to lower selling prices of $67 million, a net increase in lower of cost or market reserves of $51 million, lower volumes of $2 million and restructuring costs of $2 million, partially offset by favorable foreign currency translation of $51 million and lower production and other costs of $13 million.

The net increase in lower of cost or market reserves for the three and six months ended June 30, 2015 was primarily due to a $41 million charge associated with the sale of ilmenite to a non-TiO2 producer that we expect will generate approximately $35 million to $37 million in cash over the course of the next 18 months (subject to specified extensions) at a contractual price that  is below the carrying cost assigned to such material as part of our acquisition of  Exarro’s mineral sands business in June 2012. Lower of cost or market charges in the three months ended June 30, 2015 were also related to pigment and pig iron principally resulting from lower selling prices for those products.

The favorable currency impacts are primarily related to the weakening of the South African Rand and Australian Dollar versus the U.S. Dollar.

Restructuring expense during the three and six months ended June 30, 2015 relates to the scheduled shutdown of our chlorate plant in the United States.

Alkali segment

During the both three and six months ended June 30, 2015, income from operations was $25 million and included a $9 million charge for the amortization of the inventory fair value step-up.

Corporate

Corporate selling, general and administrative expenses during the three and six months ended June 30, 2015 increased compared to the same periods in 2014 primarily due to spending for the Alkali Transaction of $21 million and $27 million, respectively, and increased professional fees, partially offset by a partial reversal of a stamp tax accrual in Australia (related to the 2012 acquisition of Exxaro mineral sands business).

Liquidity and Capital Resources

Our total liquidity at June 30, 2015 was $610 million, which was comprised of $298 million available under the $500 million UBS Revolver (as defined below), $107 million available under the ABSA Revolver (as defined below), and $205 million in cash and cash equivalents, excluding the $5 million of restricted cash.

Historically, we have funded our operations and met our commitments through cash generated by operations. During 2012, we issued $900 million Senior Notes due 2020 at par value. Additionally, during 2013, we obtained a $1.5 billion Term Loan, which matures on March 19, 2020.

In addition to these cash resources, we have a $500 million global senior secured asset-based syndicated revolving credit facility with UBS AG (the “UBS Revolver”) with a borrowing base of $298 million at June 30, 2015, and a R1.3 billion (approximately $107 million at June 30, 2015) revolving credit facility with ABSA Bank Limited (“ABSA”) acting through its ABSA Capital Division (the “ABSA Revolver”).

On April 1, 2015, in connection with the Alkali Transaction, we entered into an amended and restated asset-based revolving syndicated facility agreement with UBS, which provides for up to $500 million of revolving credit lines, with an $85 million sublimit for letters of credit. Availability of revolving credit loans and letters of credit are subject to a borrowing base. Borrowings bear interest at our option, at either a base rate or an adjusted LIBOR rate and borrowings in Euros bear interest at an adjusted LIBOR rate, in each case plus an applicable margin. The base rate is defined as the greatest of (a) the Administrative Agent’s prime rate, (b) the Federal funds effective rate plus 0.50% and (c) the adjusted LIBOR rate for a one-month period plus 1.00%. The applicable margin ranges from 0.50% to 1.00% for borrowings at the base rate and from 1.50% to 2.00% for borrowings at the adjusted LIBOR rate, in each case, based on the average daily borrowing availability. On April 1, 2015, we borrowed $150 million against the UBS Revolver.

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

At June 30, 2015, we had outstanding letters of credit, bank guarantees, and performance bonds of $51 million, of which $25 million were letters of credit issued under the UBS Revolver, $21 million were bank guarantees issued by ABSA and $5 million were performance bonds issued by Westpac Banking Corporation.

In the near term, we expect that our operations and available borrowings under our revolving credit agreements will provide sufficient cash to fund our operating expenses, capital expenditures, interest payments, debt repayments, and dividends. Working capital (calculated as current assets less current liabilities) was $972 million at June 30, 2015 compared to $2.0 billion at December 31, 2014, a decrease of $1.0 billion, which is primarily due to cash paid in the Alkali Transaction of $1.65 billion, dividends paid of $59 million and capital expenditures of $93 million, partially offset by cash received upon the issuance of the Senior Notes due 2022 of $600 million, cash received from the drawdown of the UBS Revolver of $150 million and cash provided by operations of $13 million.

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

As of June 30, 2015, our credit rating with Standard & Poor’s is BB stable, and our credit rating with Moody’s is B1 stable.

Cash and Cash Equivalents

We consider all investments with original maturities of three months or less to be cash equivalents. As of June 30, 2015, our cash and cash equivalents were primarily invested in money market funds. We maintain cash and cash equivalents in bank deposit and money market accounts that may exceed federally insured limits. The financial institutions where our cash and cash equivalents are held are generally highly rated and geographically dispersed, and we have a policy to limit the amount of credit exposure with any one institution. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk.

The use of our cash includes servicing our interest and debt repayment obligations, making pension contributions, making quarterly dividend payments and funding capital expenditures for innovative initiatives, productivity enhancements and maintenance and safety requirements.

Repatriation of Cash

At June 30, 2015, we held $210 million in cash and cash equivalents and restricted cash in these respective jurisdictions: $10 million in Europe, $42 million in Australia, $104 million in South Africa, and $54 million in the United States. Our credit facilities limit transfers of funds from subsidiaries in the United States to certain foreign subsidiaries.

Tronox Limited has foreign subsidiaries with positive undistributed earnings at June 30, 2015. We have made no provision for deferred taxes related to these undistributed earnings because they are considered to be indefinitely reinvested in the foreign jurisdictions.

Cash Dividends on Class A and Class B Shares

During 2015, we declared and paid quarterly dividends to holders of our Class A ordinary shares (“Class A Shares”) and Class B ordinary shares (“Class B Shares”) as follows:

	Three Months Ended March 31, 2015	Three Months Ended June 30, 2015
Dividend per share	$0.25	$0.25
Total dividend	$29	$29
Record date (close of business)	March 9	May 18

On August 4, 2015, the Board of Directors declared a quarterly dividend of $0.25 per share to holders of our Class A Shares and Class B Shares at the close of business on August 19, 2015, totaling $29 million, which will be paid on or before September 3, 2015.

Debt Obligations

At June 30, 2015 and December 31, 2014, our net debt (the excess of our debt over cash and cash equivalents) was $2.9 billion and $1.1 billion, respectively.

Short-term debt consisted of the following:

	June 30, 2015	December 31, 2014
UBS Revolver	$150	$—

Short-term debt (1)	$150	$—

(1)	Average effective interest rate of 2.4% during 2015.

Long-term debt, net of an unamortized discount, consisted of the following:

	Original Principal	Annual Interest Rate	Maturity Date	June 30, 2015	December 31, 2014
Term Loan, net of unamortized discount (1)	$1,500	Variable	3/19/2020	$1,461	$1,468
Senior Notes due 2020	$900	6.375%	8/15/2020	900	900
Senior Notes due 2022	$600	7.50%	3/15/2022	600	—
Co-generation Unit Financing Arrangement	$16	6.5%	2/1/2016	2	3
Lease financing				21	22
Total borrowings				2,984	2,393
Less: Long-term debt due within one year				(17)	(18)
Long-term debt				$2,967	$2,375

(1)	Average effective interest rate of 4.5% and 4.8% during 2015 and 2014, respectively.

At June 30, 2015, we had financial covenants in the UBS Revolver, the ABSA Revolver and the Term Loan; however, only the ABSA Revolver had a financial maintenance covenant that applies to local operations and only when the ABSA Revolver is drawn upon. The Term Loan and the UBS Revolver are subject to an intercreditor agreement pursuant to which the lenders’ respective rights and interests in the security are set forth. We were in compliance with all our financial covenants as of and for three and six months ended June 30, 2015.

Cash Flows

The following table presents cash flow for the periods indicated:

	Six Months Ended June 30,
	2015	2014
	(Millions of U.S. dollars)
Net cash provided by operating activities	$13	$35
Net cash used in investing activities	(1,746)	(67)
Net cash provided by (used in) financing activities	670	(69)
Effect of exchange rate changes on cash	(8)	(2)

Net decrease in cash and cash equivalents	$(1,071)	$(103)

Cash Flows provided by Operating Activities — During the six months ended June 30, 2015, we had cash provided by operating activities of $13 million compared to cash provided by operating activities of $35 million during the same period in 2014. The decrease in cash was primarily attributable to a net increase in accounts receivable and inventories.

Cash Flows used in Investing Activities — The use of cash for the six months ended June 30, 2015 is primarily attributable to cash used in the acquisition of Alkali of $1,653 million and capital expenditure purchases. Capital expenditures during the six months ended June 30, 2015 and 2014 were $93 million and $67 million, respectively, including Fairbreeze.

Cash Flows used in Financing Activities — Net cash provided by financing activities during the six months ended June 30, 2015 was primarily attributable to cash received from the issuance of the Senior Notes due 2022of $600 million and cash received on the drawdown of the UBS Revolver of $150 million, partially offset by dividends paid of $59 million, debt issuance costs paid of $15 million and principal repayments on long-term debt of $9 million. This compares to cash used in financing activities of $69 million during the six months ended June 30, 2014, which was primarily due to dividends paid of $58 million and principal repayments on long-term debt of $11 million.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of June 30, 2015:

	Contractual Obligation Payments Due by Year (3)(4)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of U.S. dollars)
Long-term debt and lease financing (including interest) (1)	$4,058	$334	$366	$1,739	$1,619
Purchase obligations (2)	793	175	175	131	312
Operating leases	175	41	46	25	63
Asset retirement obligations	88	6	6	5	71

Total	$5,114	$556	$593	$1,900	$2,065

(1)	We calculated the Term Loan interest at a base rate of 1% plus a margin of 3%. See Note 12 of Notes to unaudited Condensed Consolidated Financial Statements.
(2)	Includes obligations to purchase requirements of process chemicals, supplies, utilities and services. We have various purchase commitments for materials, supplies, and services entered into in the ordinary course of business. Included in the purchase commitments table above are contracts which require minimum volume purchases that extend beyond one year or are renewable annually and have been renewed for 2015. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. We believe that all of our purchase obligations will be utilized in our normal operations.
(3)	The table above excludes contingent obligations, as well as any possible payments for uncertain tax positions given the inability to estimate the possible amounts and timing of any such payments.
(4)	The table above excludes commitments pertaining to our pension and other postretirement obligations.

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

●
Reflect our ongoing business in a manner that allows for meaningful period-to-period comparison and analysis of trends in our business, as they exclude income and expense that are not reflective of ongoing operating results;

●	Provide useful information in understanding and evaluating our operating results and comparing financial results across periods;

●	Provide a normalized view of our operating performance by excluding items that are either noncash or non-recurring in nature;

●	Assist investors in assessing our compliance with financial covenants under our debt instruments; and

●
Adjusted EBITDA is one of the primary measures management uses for planning and budgeting processes, and to monitor and evaluate financial and operating results. In addition, Adjusted EBITDA is a factor in evaluating management’s performance when determining incentive compensation.

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$(118)	$2	$(164)	$(52)
Interest and debt expense, net	52	33	86	67
Interest income	(2)	(3)	(4)	(6)
Income tax (benefit) provision	11	(25)	18	(26)
Depreciation, depletion and amortization expense	75	84	140	157
EBITDA	18	91	76	140
Amortization of inventory step-up from purchase accounting	9	—	9	—
Adjustment of transfer tax due to 2012 acquisition	(3)	—	(11)	—
Alkali Transaction costs (a)	21	—	27	—
Share-based compensation	7	6	13	11
Loss on extinguishment of debt	—	8	—	8
Foreign currency remeasurement	6	(2)	4	4
Other items (b)	9	5	13	9
Adjusted EBITDA	$67	$108	$131	$172

(a)	During 2015, transaction costs consist of costs associated with the acquisition of the Alkali business, including banking, legal and professional fees.
(b)	Includes noncash pension and postretirement costs, accretion expense, severance expense, and other items.

Adjusted EBITDA by segments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
TiO2 segment	$36	$125	$121	$208
Alkali segment	50	—	50	—
Corporate	(19)	(17)	(40)	(36)
Adjusted EBITDA	$67	$108	$131	$172

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

Market Risk

A substantial portion of our products and raw materials are commodities that reprice as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to vary with changes in the business cycle, and may do so in the near term as ore prices and pigment prices are expected to fluctuate over the next few years. Margins in our Alkali business could be affected if product prices change because our competitors add or reduce capacity or demand changes due to economic reasons.  Alkali margins could be impacted as well by fluctuations in input costs (such as energy, labor and transportation) that are subject to similar supply and demand dynamics. We try to protect against such instability through various business strategies. These include provisions in sales contracts allowing us to pass on higher raw material costs through timely price increases and formula price contracts to transfer or share commodity price risk, as well as using varying contract term lengths and selling to a diverse mix of customers by geography and industry to reap the benefits of a diverse portfolio.

Credit Risk

Credit risk is the risk that a borrower or a counterparty will fail to meet their obligations. A significant portion of our liquidity is concentrated in trade accounts receivable that arise from sales of our products to customers  In the case of TiO2,the high level of industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. While our customer base is more diverse in the case of the Alkali segment, we have significant exposure to credit risk in industries that are affected by cyclical economic fluctuations, such as flat glass manufacturing and mining.  We perform ongoing credit evaluations of our customers and use credit risk insurance policies from time to time, as deemed appropriate, to mitigate credit risk but generally do not require collateral. In the Alkali segment, our contracts typically enable us to tighten credit terms if we perceive additional credit risk and historic losses due to write offs of bad debt have been relatively low.  In addition, due to our international operations in our TiO2 segment, we are subject to potential trade restrictions and sovereign risk in certain countries we operate in.  Because the Alkali segment sells to ANSAC for resale to foreign buyers, we avoid the risks of credit exposure to individual international buyers and regions. We maintain allowances for potential credit losses based on specific customer review and current financial conditions. During the six months ended June 30, 2015, our ten largest third-party TiO2 customers and our ten largest Alkali customers represented approximately 33% and 14%, respectively, of our consolidated net sales; however, no single customer accounted for more than 10% of our consolidated net sales.

Interest Rate Risk

Interest rate risk arises from the probability that changes in interest rates will impact our financial results. Our exposure to interest rate risk is minimized by the fact that our $1.5 billion of floating rate debt includes a LIBOR floor of 1%. As such, LIBOR would need to increase from the rate in effect at June 30, 2015 to greater than 1% before our borrowing rate would increase. Using a sensitivity analysis as of June 30, 2015, a hypothetical 1% increase in interest rates would result in an increase to pre-tax loss of approximately $4 million on an annualized basis. This is due to the fact that earnings on our floating rate financial assets of $210 million at June 30, 2015 would increase by the full 1% while the interest expense on our floating rate debt would increase by the full 1% on the $150 million UBS Revolver balance and less than the full 1% on our $1.5 billion term loan balance.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2015, our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has conducted an evaluation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2015.

Previously Reported Material Weaknesses and Remediation Plan

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2014, we identified the following material weaknesses in our internal control over financial reporting:

●	The controls over the information and communication related to our South African operations were improperly designed and not effective. Specifically, information required to execute control activities to completely and accurately record and disclose transactions was not communicated timely to the individuals responsible for executing control activities. The controls over our calculation of accrued royalty expense relating to our mining operations in Namakwa South Africa were improperly designed and not effective.

These material weaknesses resulted in adjustments to our depreciation, depletion, amortization and royalty expenses and related financial statement disclosures for the year ended December 31, 2014 that were identified by us and our independent auditors.

●	Additionally, the controls over restricted access and segregation of duties within our SAP systems were improperly designed and not effective as certain personnel have inappropriate access to execute conflicting transactions. Further, certain personnel have the ability to prepare and post journal entries without an independent review required by someone other than the preparer. Specifically, the controls were not designed to provide reasonable assurance that incompatible access within the system, including the ability to record transactions, was appropriately segregated, impacting the validity, accuracy, and completeness of all key accounts and disclosures.

This material weakness did not result in any adjustments to our financial statements and related disclosures.

Beginning in February 2015, with the oversight of the Audit Committee, management began to design and implement certain remediation measures to address the material weaknesses discussed above and to improve its internal control over financial reporting.

We enhanced certain of our existing controls and added new controls beginning in the quarter ended March 31, 2015.  The controls have improved the level of precision around key accounts, disclosures and segregation of duties that could lead to conflicts within roles.  In addition, during the first quarter of 2015, we appointed a project management officer to oversee the remediation effort and track the progress of the remediation.  Internal Audit has provided training to all functions globally on the COSO 2013 framework, enhanced controls and internal controls over financial reporting assessment process and methodology.  In addition, we  also designed controls with detailed test attributes to help strengthen the control environment.

During the quarter ended June 30, 2015, members of our senior management team visited our South African operations to meet with finance management and employees to address our communication and coordination efforts in the region. Management has reorganized the reporting lines over the past year to improve transparency and communication with Finance and Operations. We continued our engagement in training and global ‘end-to-end’ control mapping, as well as remediation efforts focused on instituting SAP roles that are being designed to avoid conflicting duties and automating controls to strengthen existing processes company-wide.

We are committed to maintaining a strong control environment, and believe that these remediation efforts represent continued improvements in our control environment. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may determine to take additional actions to address control deficiencies or determine to modify certain of the remediation measures described above.

Changes in Internal Control Over Financial Reporting

On April 1, 2015, we completed our acquisition of Alkali. Management has considered this transaction material to the results of operations, cash flows and financial position from the date of the acquisition through June 30, 2015, and believes that the internal controls and procedures of the acquisition have a material effect on internal controls over financial reporting. We are currently in the process of incorporating the internal controls and procedures of Alkali into the internal controls over financial reporting for our assessment of and report on internal controls over financial reporting for December 31, 2016.

Other than with respect to the Alkali acquisition and the ongoing plan for remediation of the material weaknesses, there have been no changes to our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” included in the Form 10-K. The risks described herein or in the Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Risks Related to Our Alkali Business

Unfavorable economic conditions may reduce demand for the products of our Alkali Chemicals business, which could adversely affect our results of operations.

Worldwide soda ash demand generally correlates to global economic growth. The U.S. economy and global capital and credit markets remain volatile. Worsening economic conditions or factors that negatively affect the economic health of the United States and other parts of the world into which the Alkali Chemicals business or ANSAC sells soda ash could reduce our revenues and adversely affect our results of operations. The lingering effects of the 2008-2009 global financial crisis and sovereign debt crises in Europe have led to a global economic slowdown, with the economies of those regions showing significant signs of weakness, resulting in greater volatility in the U.S. economy and in the global capital and credit markets.   These markets have been experiencing disruption, including volatility in securities markets, diminished liquidity and credit availability, credit ratings downgrades, failure and potential failures of major financial institutions, unprecedented government support of financial institutions and high unemployment rates. Instability in consumer confidence and increased unemployment has increased concerns of prolonged economic weakness. These developments may adversely affect the ability of the Alkali Chemicals business’ customers to obtain financing to perform their obligations to the Alkali Chemicals business. In addition, the recent slowdown in the growth of China’s economy, if it persists, could have an adverse impact on the market conditions for U.S. soda ash. We believe that further deterioration of economic conditions or a prolonged period of economic weakness will have an adverse impact on our results of operations, business and financial condition.

Soda ash prices have been and in the future may be volatile, and lower soda ash prices will negatively affect our financial position and results of operations.

The market price of soda ash directly affects the profitability of the Alkali Chemicals business. If the market price for soda ash declines, our revenue from the Alkali Chemicals business may decrease. Historically, the global market and, to a lesser extent, the domestic market for soda ash have been volatile, and those markets are likely to remain volatile in the future. Volatility in soda ash prices can make it difficult to predict the cash we may have on hand at any given time, and a prolonged period of low soda ash prices may materially and adversely affect our financial position, liquidity, ability to finance planned capital expenditures and results of operations.

Prices for soda ash may fluctuate in response to relatively minor changes in the supply of and demand for soda ash, market uncertainty and other factors beyond our control. These factors include, among other things:

●	overall economic conditions;

●	the level of customer demand, including in the glassmaking industry;

●	the level of production and exports of soda ash globally;

●	the level of production and cost of materials used to produce soda ash, including trona ore or synthetic materials, globally;

●	the cost of energy consumed in the production of soda ash, including the price of natural gas, electricity and coal;

●	the impact of competitors increasing their capacity and exports;

●	domestic and foreign governmental relations, regulations and taxes; and

●	political conditions or hostilities and unrest in regions where we export soda ash.

A significant portion of the demand for soda ash comes from glass manufacturers and other industrial end users whose businesses can be adversely affected by economic downturns.

A significant portion of the demand for soda ash comes from glass manufacturers and other industrial customers. Companies that operate in the industries that glass manufacturers serve, including the automotive, construction and glass container industries, may experience significant fluctuations in demand for their own end products because of economic conditions, changes in consumer demand, or increases in raw material and energy costs. In addition, many large end users of soda ash depend upon the availability of credit on favorable terms to make purchases of raw materials such as soda ash. As interest rates increase or if our customers’ creditworthiness deteriorates, this credit may be expensive or difficult to obtain. If these customers cannot obtain credit on favorable terms, they may be forced to reduce their purchases of soda ash. These and other factors may lead some customers to seek renegotiation or cancellation of their arrangements with the Alkali Chemicals business, which could have a material adverse effect on our results of operations.

Increased use of glass substitutes and recycled glass may affect demand for soda ash, which could adversely affect our result of operations.

Increased use of glass substitutes or recycled glass in the container industry could have a material adverse effect on our results of operations and financial condition. Container glass production is one of the principal end markets for soda ash. Competition from increased use of glass substitutes, such as plastic and recycled glass, has had a negative effect on demand for soda ash. We believe that the use of containers containing alternative materials such as plastic and aluminum could negatively affect the growth in demand for soda ash.

Mining development, exploration and processing operations pose numerous hazards and uncertainties that may negatively affect our business.

Mining and processing operations involve many hazards and uncertainties, including, among other things:

●	seismic activity;

●	ground failures;

●	industrial accidents;

●	environmental contamination or leakage;

●	fires and explosions;

●	unusual or unexpected rock formations or water conditions;

●	periodic interruptions due to inclement or hazardous weather conditions, floods or other acts of nature; and

●	mechanical equipment failure.

These occurrences could damage or destroy our properties or production facilities, or result in personal injury or wrongful death claims, environmental damage to our properties or the properties of others, delays in, or prohibitions on, mining or processing, increased production costs, asset write downs, monetary losses and legal liability, which could have an adverse effect on our results of operations and financial condition. In particular, underground mining and related processing activities present inherent risks of injury to persons and damage to equipment. Our insurance policies provide limited coverage for some of these risks but will not fully cover these risks. Significant mine accidents could occur, potentially resulting in a mine shutdown or leading to liabilities, which could have a material adverse effect on our results of operations, financial condition and cash flows.

Equipment upgrades, equipment failures and deterioration of assets may lead to production curtailments, shutdowns or additional expenditures.

Our operations depend upon critical equipment that require scheduled upgrades and maintenance and may suffer unanticipated breakdowns or failures. As a result, our mining operations and processing may be interrupted or curtailed, which could have a material adverse effect on our results of operations.

In addition, assets critical to our trona ore mining and soda ash production operations may deteriorate due to wear and tear or otherwise sooner than we currently estimate. Such deterioration may result in additional maintenance spending and additional capital expenditures. If these assets do not generate the amount of future cash flows that we expect, and we are not able to procure replacement assets in an economically feasible manner, our future results of operations may be materially and adversely affected.

If any of the equipment on which we depend were severely damaged or were destroyed by fire, abnormal wear and tear, flooding, or otherwise, we may be unable to replace or repair it in a timely manner or at a reasonable cost, which would impact our ability to produce and ship soda ash, which would have a material adverse effect our results of operations and financial condition.

An increase in energy prices, or an interruption in our coal or natural gas supply, would negatively impact our competitive cost position in soda ash when compared to other foreign and domestic soda ash producers.

Our Alkali Chemicals business relies on two fuel sources as the main energy source in its soda ash production process: coal and natural gas. Natural gas prices, and to a lesser extent, coal prices have historically been volatile.     The coal industry is under regulatory pressure in the United States, which depending on the direction of such regulations could affect the future availability and cost of coal used in our operations. We receive coal by rail and truck from a single mine in Western Wyoming under a long term contract. Any disruption at this coal mine or an unexpected increase in the costs of transporting coal to our facility could adversely affect our future results of operations. Furthermore, the price of natural gas could increase as a result of reduced domestic drilling and production activity. Drilling and production operations are subject to extensive federal, state, local and foreign laws and government regulations concerning, among other things, emissions of pollutants and greenhouse gases, hydraulic fracturing, and the handling of natural gas and other substances used in connection with natural gas operations, such as drilling fluids and wastewater. In addition, natural gas operations are subject to extensive federal, state and local taxation. More stringent legislation, regulation or taxation of natural gas drilling activity in the United States could directly curtail such activity or increase the cost of drilling, resulting in reduced levels of drilling activity and therefore increased natural gas prices.

Any material increase in energy prices could adversely impact our operations by making us less competitive with other soda ash producers. If U.S. energy prices were to increase to a level where foreign soda ash producers were able improve their competitive position on a unit cost basis, this would negatively affect our competitive cost position.

A substantial portion of the delivered cost of soda ash to a customer is attributable to transportation and freight costs. Increases in freight costs or a change in rail policies on reimbursement for fleet costs could increase our costs significantly and adversely affect our results of operations.

Transportation costs represent a substantial portion of the total delivered cost of soda ash to the customer. Although most soda ash is priced on an Ex-Works basis, the Alkali Chemical business arranges for transport of its soda ash by rail or truck to domestic customers, meaning that the competitive position of the business can be affected by changes in transportation costs or any change in how railroads incent us to maintain our rail fleet, such as payment of mileage credits. ANSAC prices soda ash on a delivered price basis, meaning that changes in transportation costs, rail and ocean freight, has a direct impact on the prices paid by ANSAC for our soda ash. As a result, our business and financial results are sensitive to increases in rail freight, trucking and ocean vessel rates. Increases in transportation costs, including increases resulting from emission control requirements, port taxes and fluctuations in the price of fuel, could make soda ash a less competitive product for glass manufacturers when compared to glass substitutes or recycled glass, or could make the Alkali Chemicals business’ soda ash less competitive than soda ash produced by competitors that have other means of transportation or are located closer to their customers. We may be unable to pass on our freight and other transportation costs in full because market prices for soda ash are determined by supply and demand forces.

Adverse developments in the end markets of the soda ash industry would adversely affect our Alkali Chemicals results of operations.

Our Alkali Chemicals business relies exclusively on the revenues generated from the production and sale of soda ash products. An adverse development in the market for soda ash in U.S. or foreign markets could have a significant adverse impact on the operations of the Alkali Chemicals business.

Approximately 90% of the Alkali Chemical business’ soda ash is shipped via a single rail line. Interruptions of service on this rail line could adversely affect the results of operations of Alkali Chemicals business.

For the year ended December 31, 2014, the Alkali Chemicals business shipped over 90% of its soda ash from its facility on a single rail line. Rail operations are subject to various risks that may result in a delay or lack of service at the Alkali Chemicals business facility, including mechanical problems, extreme weather conditions, work stoppages, labor strikes, terrorist attacks and operating hazards. Moreover, if our railcar provider’s financial condition was adversely affected, it could decide to cease or suspend service to the Alkali Chemicals business facility. If we are unable to ship soda ash by rail, it would be impracticable to ship all of our soda ash by truck and it would be cost-prohibitive to construct a rail connection to the closest alternative rail line. Any delay or failure in the rail services on which we rely could have a material adverse effect on our financial condition and results of operations.

A significant portion of the Alkali Chemicals business’ international sales of soda ash are to ANSAC, a U.S. export trade association, and therefore adverse developments at ANSAC or its customers, or in any of the markets in which the Alkali Chemicals business makes direct international sales, could adversely affect its ability to compete in certain international markets.

The Alkali Chemicals business, along with two other U.S. trona-based soda ash producers, utilizes ANSAC as its exclusive export vehicle for sales to customers in all countries excluding Canada, South Africa and members of the European Community and European Free Trade Area, which provides us with the benefits of large purchases of soda ash and significant economies of scale in managing international sales and logistics. Because ANSAC makes sales to its end customers directly and then allocates a portion of such sales to each member, we do not have direct access to ANSAC’s customers and we have no direct control over the credit or other terms ANSAC extends to its customers. As a result, we are indirectly vulnerable to ANSAC’s customer relationships and the credit and other terms ANSAC extends to its customers. Any adverse change in ANSAC’s customer relationships could have a direct impact on ANSAC’s ability to make sales and our ability to make sales to ANSAC. In addition, to the extent ANSAC extends credit or other favorable terms to its end customers and those customers subsequently default under sales contracts or otherwise fail to perform, we would have no direct recourse against them.

Furthermore, from time to time international competition authorities have conducted inquiries into the potentially anticompetitive nature of ANSAC’s activities. In 2010, Brazil’s antitrust regulator commenced an investigation into ANSAC’s activities in Brazil. Alkali Chemicals business and the two other members of ANSAC have been named in these investigations. An unfavorable outcome in any such investigation could result in our having to pay fines or penalties, either on behalf of Alkali Chemicals or through ANSAC, or otherwise adversely affect the ability of ANSAC to continue serving export markets. In the event of an unfavorable outcome in any such investigation, the withdrawal of one of the other two members of ANSAC or the dissolution of ANSAC, we would be forced to use alternative methods to facilitate additional direct export sales of soda ash, resulting in less favorable arrangements in respect of logistics or sales. Any of these developments could lead us to incur significant additional costs and may result in lower pricing for its export sales, which could have a negative impact on our results of operations and financial condition.

We may be unable to obtain, maintain or renew leases and permits necessary for our soda ash operations, which could adversely affect our results of operations.

Our soda ash facilities and operations require us to obtain a number of permits that impose strict regulations on various environmental and operational matters in connection with mining trona ore and producing soda ash products. These include permits issued by various federal, state and local agencies and regulatory bodies. The permitting rules, and the interpretations of these rules, are complex, change frequently and are subject to discretionary interpretations by our regulators, all of which may make compliance difficult or impractical and may impair our existing operations or the development of future facilities. The public, including non-governmental organizations, environmental groups and individuals, have certain statutory rights to comment upon and submit objections to requested permits and environmental impact statements prepared in connection with applicable regulations and otherwise engage in the permitting process, including bringing citizen's lawsuits to challenge the issuance or renewal of permits, the validity of environmental impact statements or the performance of mining activities. If permits are not issued or renewed in a timely fashion or at all or are conditioned in a manner that restricts our ability to conduct our operations economically, our cash flows may decline, which could limit our ability to pay debt and distribute earnings to shareholders.

All of our reserves are held under leases with the State of Wyoming and the U.S. Bureau of Land Management and Anadarko Petroleum or its affiliates.   As of April 1, 2015, leases covering more than 40% of our acreage were scheduled to expire in the next six years. If we are not able to renew our leases, it will have a material adverse effect on our results of operations.

Violations or noncompliance with the extensive environmental, health and safety laws and regulations to which we are subject or changes in laws or regulations governing our operations could result in unanticipated loss or liability.

Our operations and production facilities are subject to extensive, and frequently changing, federal and state environmental and health and safety laws and regulations governing environmental protection, occupational health and safety and the release and discharge of materials into the environment, including air emissions, waste-water discharges, water usage, mine safety, soil and groundwater remediation, and protection of endangered or threatened species.   Any failure to comply with such laws and regulations may result in the assessment of administrative, civil and criminal penalties, injunctive orders, or the imposition of investigatory and remedial obligations.   Although we believe that we are in substantial compliance with existing environmental laws and regulations, and that continued compliance with existing requirements will not materially affect us, there is no assurance that the current level of regulation will continue in the future.    The costs of compliance with these laws and regulations or the inability to obtain, update or renew permits required for operations or expansions of our business could reduce our profitability or otherwise adversely affect our business.

Moreover, certain environmental laws impose joint and several, strict liability for costs to clean up and restore sites where pollutants have been disposed or otherwise spilled or released. We are currently addressing certain areas of known contamination on our own properties, none of which we presently anticipate will result in any material costs or adverse impacts on our business or operations. However, we cannot assure you that we will not incur significant costs and liabilities for remediation or damage to property, natural resources or persons as a result of spills or releases from our operations or those of a third party.

Our dependence on burning coal to generate electrical energy and steam could mean that governmental initiatives to limit the emission of greenhouse gas (“GHG”) could have an adverse effect in the future on our costs and therefore our results of operations.

Our Alkali operations are also subject to EPA’s regulations regarding greenhouse gas (“GHG”) emissions and, depending upon the nature and scope of any future regulations, could become subject to additional costs or limitations. Current requirements include an obligation to monitor and report the GHG emissions from our facilities and to comply with the Clean Air Act’s Prevention of Significant Deterioration requirements in connection with any new or modified major sources of GHG emissions. Although we believe our operations are currently in compliance with these obligations, EPA has continued to pursue additional GHG regulations, including the currently proposed Clean Power Plan for existing sources of GHGs in the power generating sector. In addition, several states have taken legal measures to reduce emissions of GHGs, including through the planned development of GHG emission inventories and/or regional GHG "cap and trade" programs. Although our facilities are not currently subject to any such program, the expansion or further adoption of such programs in jurisdictions where we operate could impose additional compliance obligations on our facilities. As a result, such programs could result in an increase in fuel or energy costs for our businesses or, if we are directly regulated, an additional cost to acquire necessary allowances. We cannot assure you that the costs of compliance with either the existing or future federal or State regulations will not materially and adversely affect our business, operating result and financial condition.

A shortage of skilled workers could reduce our labor productivity and increase our costs, which would negatively affect our business.

Our mining and processing operations require personnel with specialized skills and expertise.   Our ability to be productive and profitable will depend upon our ability to employ and retain skilled workers.   If we experience shortages of skilled workers in the future, our labor costs and overall productivity could be materially and adversely affected.  If our labor costs increase or if we experience materially increased health and benefit costs, our results of operations could be materially and adversely affected.

We may be subject to litigation, the disposition of which could have a material adverse effect on our results of operations.

The nature of our operations exposes us to possible litigation claims, including disputes with customers, equipment vendors and providers of shipping services. Some of the lawsuits may seek fines or penalties and damages in large amounts, or seek to restrict our business activities. Because of the uncertain nature of litigation and coverage decisions, we cannot predict the outcome of these matters or whether insurance claims may mitigate any damages to us. Litigation is very costly, and the costs associated with prosecuting and defending litigation matters could have a material adverse effect on our results of operations.

Expansion or improvement of our existing facilities may not result in revenue increases and will be subject to regulatory, environmental, political, legal and economic risks, which could adversely affect our results of operations and financial condition.

One of the ways we may grow our business is through the expansion or improvement of our existing facilities. Construction of additions or modifications to our existing facilities involves numerous regulatory, environmental, political, legal and economic uncertainties that are beyond our control. Such expansion or improvement projects may also require the expenditure of significant amounts of capital, and financing may not be available on economically acceptable terms or at all. If we undertake these projects, they may not be completed on schedule, at the budgeted cost, or at all. Moreover, our revenue may not increase immediately upon the expenditure of funds on a particular project. As a result, we may not be able to realize our expected investment return, which could adversely affect our results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Information regarding mine safety and other regulatory actions at our mine in Green River, Wyoming is included in Exhibit 95 to this Form 10-Q.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.

31.1	Rule 13a-14(a) Certification of Thomas Casey.

31.2	Rule 13a-14(a) Certification of Katherine C. Harper.

32.1	Section 1350 Certification for Thomas Casey.

32.2	Section 1350 Certification for Katherine C. Harper.

95	Mine Safety Disclosures.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2015

TRONOX LIMITED (Registrant)

By:	/s/ Katherine C. Harper
Name:	Katherine C. Harper
Title:	Senior Vice President and Chief Financial Officer