Form 10-Q
period 2015-09-30
Tronox Ltd
filed 2015-11-06
CIK 1530804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of October 31, 2015, the Registrant had 64,517,516 Class A ordinary shares and 51,154,280 Class B ordinary shares outstanding.

Item 1. Financial Statements (Unaudited)

TRONOX LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$575	$429	$1,577	$1,337
Cost of goods sold	536	361	1,479	1,184

Gross profit	39	68	98	153
Selling, general and administrative expenses	(55)	(47)	(171)	(138)
Restructuring expense	(5)	(10)	(7)	(10)

Income (loss) from operations	(21)	11	(80)	5
Interest and debt expense, net	(45)	(34)	(131)	(101)
Net loss on liquidation of non-operating subsidiaries	—	(35)	—	(35)
Loss on extinguishment of debt	—	—	—	(8)
Other income, net	23	9	22	12

Loss before income taxes	(43)	(49)	(189)	(127)
Income tax provision	(11)	(41)	(29)	(15)

Net loss	(54)	(90)	(218)	(142)
Net income attributable to noncontrolling interest	6	3	10	9

Net loss attributable to Tronox Limited	$(60)	$(93)	$(228)	$(151)

Loss per share, basic and diluted	$(0.52)	$(0.82)	$(1.97)	$(1.33)

Weighted average shares outstanding, basic and diluted (in thousands)	115,642	114,530	115,529	114,026

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Millions of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(54)	$(90)	$(218)	$(142)
Other comprehensive income (loss):
Foreign currency translation adjustments	(135)	(47)	(187)	(68)
Retirement and postretirement plans, net of taxes of less than $1 million in each of the three and nine months ended September 30, 2015 and 2014	1	—	3	3

Other comprehensive loss	(134)	(47)	(184)	(65)

Total comprehensive loss	(188)	(137)	(402)	(207)

Comprehensive income (loss) attributable to noncontrolling interest:
Net income	6	3	10	9
Foreign currency translation adjustments	(35)	(18)	(49)	(24)

Comprehensive loss attributable to noncontrolling interest	(29)	(15)	(39)	(15)

Comprehensive loss attributable to Tronox Limited	$(159)	$(122)	$(363)	$(192)

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	September 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$145	$1,276
Restricted cash	4	3
Accounts receivable, net of allowance for doubtful accounts	453	277
Inventories, net	715	770
Prepaid and other assets	62	42
Deferred tax assets	6	13

Total current assets	1,385	2,381
Noncurrent Assets
Property, plant and equipment, net	1,903	1,227
Mineral leaseholds, net	1,661	1,058
Intangible assets, net	252	272
Inventories, net	17	57
Long-term deferred tax assets	6	9
Other long-term assets	72	61

Total assets	$5,296	$5,065

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$179	$160
Accrued liabilities	141	147
Short-term debt	150	—
Long-term debt due within one year	16	18
Income taxes payable	29	32
Deferred tax liabilities	6	9

Total current liabilities	521	366
Noncurrent Liabilities
Long-term debt	2,961	2,375
Pension and postretirement healthcare benefits	160	172
Asset retirement obligations	76	85
Long-term deferred tax liabilities	162	204
Other long-term liabilities	100	75

Total liabilities	3,980	3,277

Contingencies and Commitments
Shareholders’ Equity
Tronox Limited Class A ordinary shares, par value $0.01 — 65,519,623 shares issued and 64,499,978 share outstanding at September 30, 2015 and 65,152,145 shares issued and 63,968,616 shares outstanding at December 31, 2014	1	1
Tronox Limited Class B ordinary shares, par value $0.01 — 51,154,280 shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Capital in excess of par value	1,495	1,476
Retained earnings	212	529
Accumulated other comprehensive loss	(531)	(396)

Total shareholders’ equity	1,177	1,610
Noncontrolling interest	139	178

Total equity	1,316	1,788

Total liabilities and equity	$5,296	$5,065

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Millions of U.S. dollars)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(218)	$(142)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	222	225
Deferred income taxes	(4)	(13)
Share-based compensation expense	17	17
Amortization of deferred debt issuance costs and discount on debt	8	7
Pension and postretirement healthcare benefit expense	4	4
Net loss on liquidation of non-operating subsidiaries	—	35
Loss on extinguishment of debt	—	8
Other noncash items affecting net loss	(4)	4
Contributions to employee pension and postretirement plans	(16)	(15)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(36)	(4)
(Increase) decrease in inventories	90	(42)
(Increase) decrease in prepaid and other assets	4	2
Increase (decrease) in accounts payable and accrued liabilities	(35)	(12)
Increase (decrease) in taxes payable	12	18
Other, net	1	(3)

Cash provided by operating activities	45	89

Cash Flows from Investing Activities:
Capital expenditures	(141)	(106)
Acquisition of business	(1,653)	—

Cash used in investing activities	(1,794)	(106)

Cash Flows from Financing Activities:
Repayments of debt	(13)	(16)
Proceeds from debt	750	—
Debt issuance costs	(15)	(2)
Dividends paid	(88)	(87)
Proceeds from the exercise of warrants and options	3	5

Cash provided by (used in) financing activities	637	(100)

Effects of exchange rate changes on cash and cash equivalents	(19)	(16)

Net decrease in cash and cash equivalents	(1,131)	(133)
Cash and cash equivalents at beginning of period	1,276	1,475

Cash and cash equivalents at end of period	$145	$1,342

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(Millions of U.S. dollars)

	Tronox Limited Class A Ordinary Shares	Tronox Limited Class B Ordinary Shares	Capital in Excess of par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2015	$1	$—	$1,476	$529	$(396)	$1,610	$178	$1,788
Net income (loss)	—	—	—	(228)	—	(228)	10	(218)
Other comprehensive loss	—	—	—	—	(135)	(135)	(49)	(184)
Share-based compensation	—	—	16	—	—	16	—	16
Class A and Class B share dividends	—	—	—	(89)	—	(89)	—	(89)
Warrants and options exercised	—	—	3	—	—	3	—	3
Balance at September 30, 2015	$1	$—	$1,495	$212	$(531)	$1,177	$139	$1,316

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

On April 1, 2015 (the “Alkali Transaction Date”), we completed the previously announced acquisition of 100% of the Alkali Chemicals business (“Alkali”) from FMC Corporation (“FMC”) for an aggregate purchase price of $1.65 billion in cash (the “Alkali Transaction”). See Note 2 for additional information regarding the Alkali Transaction.

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

On September 25, 2011, Tronox Incorporated entered into a definitive agreement (as amended) with Exxaro Resources Limited (“Exxaro”) and certain of its affiliated companies, to acquire 74% of Exxaro’s South African mineral sands operations (the “Exxaro Transaction”). On June 15, 2012, the date of the Exxaro Transaction, Tronox Limited issued Class B ordinary shares (“Class B Shares”) to Exxaro and one of its subsidiaries in consideration for the mineral sands business, and the existing business of Tronox Incorporated was combined with the mineral sands business in an integrated series of transactions whereby Tronox Limited became the parent company. Under the terms of the Shareholder’s Deed entered into upon completion of the Exxaro Transaction, Exxaro agreed that for a three-year period after the completion of the Exxaro Transaction (the “Standstill Period”), it would not engage in any transaction or other action that would result in its beneficial ownership of the voting shares of Tronox Limited exceeding 45% of the total issued shares of Tronox Limited. In addition, except under certain circumstances, Exxaro agreed not to sell, pledge or otherwise transfer any such voting shares during the Standstill Period. After the Standstill Period, which concluded on June 14, 2015, Exxaro has agreed not to acquire any voting shares of Tronox Limited if, following such acquisition, Exxaro will have a voting interest in Tronox Limited of 50% or more unless Exxaro brings any proposal to make such an acquisition to the Board of Directors of Tronox Limited on a confidential basis. In the event an agreement regarding the proposal is not reached, Exxaro is permitted to make a takeover offer for all the shares of Tronox Limited not held by affiliates of Exxaro, subject to certain non-waivable conditions. At September 30, 2015, Exxaro held approximately 44% of the voting securities of Tronox Limited. See Note 19 for additional information regarding Exxaro transactions.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited, and have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. The Condensed Consolidated Balance Sheet as of December 31, 2014 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

Restricted Cash

At September 30, 2015 and December 31, 2014, we had restricted cash in Australia related to outstanding letters of credit of $4 million and $3 million, respectively.

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (the “FASB”) issued ASU (“Accounting Standards Update”) 2015-16, Business Combinations (“ASU 2015-16). ASU 2015-16 simplifies the accounting for measurement-period adjustments by eliminating the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. We are required to adopt this standard in the first quarter of 2016. We have not yet determined the impact, if any, that ASU 2015-16 will have on our consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, Interest – Imputation of Interest (“ASU 2015-15) and in April 2015, the FASB issued ASU 2015-03, Interest— Imputation of Interest (“ASU 2015-03”). ASU 2015-15 and ASU 2015 - 03 change and simplify the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability and line-of-credit arrangements is presented in the balance sheet as a direct deduction from the carrying amount of that debt liability or line-of-credit arrangement, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. We are required to adopt this standard retrospectively in the first quarter of 2016. As of September 30, 2015, we had $52 million of deferred debt issuance costs, which were recorded in “Other long-term assets” in the unaudited Condensed Consolidated Balance Sheets.

In July 2015, as part of its simplification initiative, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 simplifies the subsequent measurement of inventory by requiring entities to remeasure inventory at the lower of cost and net realizable value, which is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU does not apply to inventory measured using the Last-in, First-Out or the retail inventory method. We are required to adopt this standard in the first quarter of 2017. This standard is required to be applied prospectively with earlier application permitted as of the beginning of an interim or annual period. We have not yet determined the impact, if any, that ASU 2015-11 will have on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 changes the consolidation evaluation for entities that are required to evaluate whether they should consolidate certain legal entities. We are required to adopt this standard in the first quarter of 2016. The standard permits the use of a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption, or a reporting entity may also apply the amendments retrospectively. We have not yet determined the impact, if any, that ASU 2015-02 will have on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers (“ASU 2014-9”), which states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for periods beginning after December 31, 2017, and may be applied either retrospectively or on a modified retrospective basis. We have not yet determined the impact, if any, that ASU 2014-9 will have on our consolidated financial statements.

2. Acquisition of Alkali Chemicals Group

On April 1, 2015, we acquired Alkali because it diversifies our end markets and revenue base, and increases our participation in faster growing emerging market economies. We believe it also provides us greater opportunity to utilize a portion of our U.S. tax attributes in future periods. See Note 4 for a discussion of the tax impact of the Alkali Transaction. We accounted for the Alkali Transaction under Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), which requires recording assets acquired and liabilities assumed at fair value. Under the acquisition method of accounting, each tangible and separately identifiable intangible asset acquired and liabilities assumed was recorded based on their preliminary estimated fair values on the Alkali Transaction Date. The results of the Alkali chemical business are included in the Alkali segment. The initial valuations were derived from estimated fair value assessments and assumptions used by management, and are preliminary. Further adjustments may result before the end of the measurement period, which ends no later than March 31, 2016.

We funded the Alkali Transaction through existing cash and new debt. See Note 12 for further details of the Alkali Transaction financing.

Purchase Price Allocation

Valuation
Consideration:
Purchase price	$1,650

Fair Value of Assets Acquired and Liabilities Assumed:
Current Assets:
Accounts receivable	$147
Inventories	48
Prepaid and other assets	32

Total Current Assets	227
Property, plant and equipment (1)	767
Mineral leaseholds (2)	738
Non-compete agreement	1
Other long-term assets	3

Total Assets	$1,736

Current Liabilities:
Accounts payable	46
Accrued liabilities	28

Total Current Liabilities	74
Noncurrent Liabilities:
Other	12

Total Liabilities	86

Net Assets	$1,650

(1)	The fair value of property, plant and equipment was determined using the cost approach, which estimates the replacement cost of each asset using current prices and labor costs, less estimates for physical, functional and technological obsolescence, based on the estimated useful life ranging from 5 to 38 years.
(2)	The fair value of mineral rights was determined using the Discounted Cash Flow (“DCF” ) method, which was based upon the present value of the estimated future cash flows for the expected life of the asset taking into account the relative risk of achieving those cash flows and the time value of money. A discount rate of 10.4% was used taking into account the risks associated with such assets.

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

Condensed Combined Financial Information

The following condensed financial information presents the resulting operations of Alkali from the Alkali Transaction Date to September 30, 2015:

For the period April 1, 2015 through September 30, 2015
Net sales	$403
Income from operations	$46
Net income	$35

Supplemental Pro forma financial information
The following unaudited pro forma information gives effect to the Alkali Transaction as if it had occurred on January 1, 2014. The unaudited pro forma financial information reflects certain adjustments related to the acquisition, such as (1) conforming the accounting policies of Alkali to those applied by Tronox, (2) recording certain incremental expenses resulting from purchase accounting adjustments, such as incremental depreciation expense in connection with fair value adjustments to property, plant and equipment, and depletion expense in connection with fair value adjustments to mineral leaseholds, (3) to record the effect on interest expense related to borrowings in connection with the Alkali Transaction and (4) to record the related tax effects. The unaudited pro forma financial information was adjusted for the effect of certain non-recurring items as of January 1, 2014 such as the impact of transaction costs related to the Alkali Transaction of approximately $29 million, inventory step-up amortization of $9 million and $8 million of interest expense incurred on the Bridge Facility (see Note 12). The non-recurring transaction costs of $2 million and $29 million for the three and nine months ended September 30, 2015, respectively, were excluded from the unaudited supplemental pro forma information. The unaudited pro forma financial information is for illustrative purposes only and should not be relied upon as being indicative of the historical results that would have been obtained if the Alkali Transaction had actually occurred on that date, nor the results of operations in the future.

In accordance with ASC 805, the supplemental pro forma results of operations for the three and nine months ended September 30, 2015 and 2014, as if the Alkali Transaction had occurred on January 1, 2014, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$575	$626	$1,772	$1,914
Income (loss) from operations	$(19)	$36	$(29)	$41
Net income (loss)	$(52)	$(77)	$(171)	$(149)
Income (loss) per share, basic and diluted	$(0.45)	$(0.67)	$(1.48)	$(1.31)

3. Restructuring Expense

During September 2014, we initiated a cost improvement initiative. The initiative resulted in a reduction in our workforce by approximately 135 employees and outside contractor positions. At December 31, 2014, the remaining liability was $4 million. During the nine months ended September 30, 2015, we paid $4 million of cash related to such restructuring. No payments were made during the three months ended September 30, 2015.

During the second quarter of 2015, we determined that our sodium chlorate plant in Hamilton, Mississippi would cease production in late November 2015 resulting in a reduction in our workforce of approximately 50 employees. This action resulted in a charge, consisting primarily of employee severance costs, of $2 million, which was recorded in “Restructuring expense” in the unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2015. We expect to pay the $2 million during the fourth quarter of 2015.

In line with our goal of aligning production output to market requirements, during the third quarter of 2015, we decided that the operation of our Cooljarloo North Mine in Western Australia would be suspended on December 31, 2015, resulting in a reduction in our workforce of approximately 30 employees. This action resulted in a charge, consisting primarily of employee severance costs, of $3 million, which was recorded in “Restructuring expense” in the unaudited Condensed Consolidated Statements of Operations during the three months ended September 30, 2015. We expect to pay the $3 million during the first quarter of 2016.

As previously announced, we have been identifying opportunities in our TiO2 segment for cost improvements, greater efficiencies, and ways to make our workplace safer. To date, we have suspended production at one of six processing lines at our Hamilton pigment plant and one of four processing lines at our Kwinana pigment plant. We have also suspended operation of two of our four furnaces in South Africa producing slag and pig iron. We also reduced the feed to our kiln in Chandala.

As part of our commitment to reduce operating costs and working capital, we have commenced a global restructuring of our TiO2 segment which we expect to complete during the first half of 2016. The restructuring seeks to streamline the operations of our TiO2 segment in order to create a more commercially and operationally efficient business segment. This action resulted in a charge of $2 million, which was recorded in “Restructuring expense” in the unaudited Condensed Consolidated Statements of Operations during the three months ended September 30, 2015. The charge consisted of employee severance costs, outplacement services and other associated costs.

4. Income Taxes

Our operations are conducted through our various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income tax provision	$(11)	$(41)	$(29)	$(15)
Loss before income taxes	$(43)	$(49)	$(189)	$(127)
Effective tax rate	(26)%	(84)%	(15)%	(12)%

The effective tax rate for the three and nine months ended September 30, 2015 and 2014 differs from the Australian statutory rate of 30% primarily due to valuation allowances, income in foreign jurisdictions taxed at rates lower than 30%, and withholding tax accruals.

The tax provision for the three months ended September 30, 2015 is less than the tax provision for the three months ended September 30, 2014 primarily because of the full Netherlands valuation allowance which was established in the prior year quarter.  This difference is partially offset because we recorded no tax benefit on Australian book losses due to full valuation allowances for the three months ended September 30, 2015. These Australian valuation allowances were not in place during the prior year quarter.

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

As a result of the Alkali Transaction, we expect to offset a portion of our previously existing US tax attributes with income generated by the Alkali entities. This expectation, however, does not change our overall judgement regarding the utilization of existing deferred tax assets.

We continue to maintain full valuation allowances related to the total net deferred tax assets in Australia, the United States, and The Netherlands, as we cannot objectively assert that these deferred tax assets are more likely than not to be realized. Future provisions for income taxes will include no tax benefits with respect to losses incurred and tax expense only to the extent of current state tax payments and withholding tax until the valuation allowances are eliminated. Additionally, we have valuation allowances against specific tax assets in South Africa.

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

We received a private letter ruling from the U.S. Internal Revenue Service confirming that the trusts that held the claims against Anadarko are grantor trusts of Tronox Incorporated solely for federal income tax purposes. As a result, we believe we are entitled to tax deductions equal to the amount spent by the trusts to remediate environmental matters and to compensate the injured individuals. These deductions will accrue over the life of the trusts as the $5.2 billion is spent. We believe that these expenditures and the accompanying tax deductions may continue for decades. At December 31, 2014, we had recorded deferred tax assets of $2.0 billion related to the $5.2 billion of expected future tax deductions from trust expenditures. These deferred tax assets are fully offset by valuation allowances. At September 30, 2015, approximately $2.1 billion of the trust expenditures expected from the litigation proceeds have been incurred.

5. Loss Per Share

The computation of basic and diluted loss per share for the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator – Basic and Diluted:
Net loss	$(54)	$(90)	$(218)	$(142)
Less: Net income attributable to noncontrolling interest	6	3	10	9

Undistributed net loss	(60)	(93)	(228)	(151)
Percentage allocated to ordinary shares (1)	100%	100%	100%	100%

Loss available to ordinary shares	$(60)	$(93)	$(228)	$(151)

Denominator – Basic and Diluted:
Weighted-average ordinary shares (in thousands)	115,642	114,530	115,529	114,026

Loss per Ordinary Share (2):
Basic and diluted loss per ordinary share	$(0.52)	$(0.82)	$(1.97)	$(1.33)

(1)
Our participating securities do not have a contractual obligation to share in losses; therefore, when we have a net loss, none of the loss is allocated to participating securities. Consequently, for the three and nine months ended September 30, 2015 and 2014, the two-class method did not have an effect on our loss per ordinary share calculation, and as such, dividends paid during the year did not impact this calculation.

(2)	Loss per ordinary share amounts were calculated from exact, not rounded income (loss) and share information.

In computing diluted loss per share under the two-class method, we considered potentially dilutive shares. Anti-dilutive shares not recognized in the diluted earnings per share calculation were as follows:

	September 30, 2015		September 30, 2014
	Shares	Average Exercise Price	Shares	Average Exercise Price
Options	2,245,145	$21.13	2,691,444	$21.12
Series A Warrants (1)	1,306,665	$10.35	1,273,399	$11.17
Series B Warrants (1)	1,769,035	$11.42	1,858,353	$12.33
Restricted share units	1,505,081	$23.04	978,035	$22.10

(1)	Series A Warrants and Series B Warrants were converted into Class A Shares at September 30, 2015 and 2014 using a rate of 5.46 and 5.26, respectively. See Note 15.

6. Accounts Receivable, Net of Allowance for Doubtful Accounts

Accounts receivable, net of allowance for doubtful accounts, consisted of the following:

	September 30,	December 31,
	2015	2014
Trade receivables	$436	$272
Other	19	6

Subtotal	455	278
Allowance for doubtful accounts	(2)	(1)

Accounts receivable, net of allowance for doubtful accounts	$453	$277

Bad debt expense was less than $1 million for both the three months ended September 30, 2015 and 2014, respectively, and less than $1 million for both the nine months ended September 30, 2015 and 2014, respectively, and was recorded in “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations.

7. Inventories, Net

Inventories, net consisted of the following:

	September 30,	December 31,
	2015	2014
Raw materials	$252	$329
Work-in-process	41	77
Finished goods, net	323	303
Materials and supplies, net (1)	116	118

Total	732	827
Less: Inventories, net – non-current	(17)	(57)

Inventories, net - current	$715	$770

(1)	Consists of processing chemicals, maintenance supplies, and spare parts, which will be consumed directly and indirectly in the production of our products.

Finished goods includes inventory on consignment of $35 million and $42 million at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015 and December 31, 2014, inventory obsolescence reserves were $16 million and $14 million, respectively. During the three months ended September 30, 2015 and 2014, we recognized a net lower of cost or market charge of $5 million and $1 million, respectively, which was included in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations. During the nine months ended September 30, 2015 and 2014, we recognized a net lower of cost or market charge of $63 million and $8 million, respectively, which was included in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations. The net lower of cost or market charge for the nine months ended September 30, 2015 included a $41 million charge associated with the sale of ilmenite to a non-TiO2 producer that we expect will generate approximately $35 million to $37 million in cash over the course of the next 16 months (subject to specified extensions) at a contractual price that is below the carrying cost assigned to such material as part of the Exxaro Transaction.

8. Property, Plant and Equipment, Net

Property, plant and equipment, net of accumulated depreciation, consisted of the following:

	September 30,	December 31,
	2015	2014
Land and land improvements	$109	$80
Buildings	208	187
Machinery and equipment	1,842	1,225
Construction-in-progress	265	149
Other	36	35

Subtotal	2,460	1,676
Less accumulated depreciation and amortization	(557)	(449)

Property, plant and equipment, net	$1,903	$1,227

Depreciation expense related to property, plant and equipment during the three months ended September 30, 2015 and 2014 was $53 million and $39 million, respectively, of which $52 million and $39 million, respectively, was recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations and $1 million and less than $1 million, respectively, was recorded in “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations. Depreciation expense related to property, plant and equipment during the nine months ended September 30, 2015 and 2014 was $138 million and $120 million, respectively, of which $135 million and $118 million, respectively, was recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations and $3 million and $2 million, respectively, was recorded in “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations.

9. Mineral Leaseholds, Net

Mineral leaseholds, net of accumulated depletion, consisted of the following:

	September 30,	December 31,
	2015	2014
Mineral leaseholds	$1,992	$1,336
Less accumulated depletion	(331)	(278)

Mineral leaseholds, net	$1,661	$1,058

Depletion expense related to mineral leaseholds during the three months ended September 30, 2015 and 2014 was $22 million and $23 million, respectively, and during the nine months ended September 30, 2015 and 2014 was $64 million and $85 million, respectively, which was recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations.

10. Intangible Assets, Net

Intangible assets, net of accumulated amortization, consisted of the following:

	September 30, 2015			December 31, 2014
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$294	$(93)	$201	$294	$(79)	$215
TiO2 technology	32	(8)	24	32	(6)	26
Internal-use software	39	(13)	26	39	(10)	29
Other	9	(8)	1	9	(7)	2

Intangible assets, net	$374	$(122)	$252	$374	$(102)	$272

Amortization expense related to intangible assets during the three months ended September 30, 2015 and 2014 was $7 million and $6 million, respectively, and during the nine months ended September 30, 2015 and 2014 was $20 million and $20 million, respectively, which was recorded in “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations. Estimated future amortization expense related to intangible assets is $7 million for the remainder of 2015, $25 million for 2016, $25 million for 2017, $25 million for 2018, $25 million for 2019, and $145 million thereafter.

 11. Accrued Liabilities

Accrued liabilities consisted of the following:
	September 30,	December 31,
	2015	2014
Employee-related costs and benefits	$75	$62
Sales rebates	26	19
Interest	10	22
Taxes other than income taxes	9	37
Professional fees and other	21	7

Accrued liabilities	$141	$147

12. Debt

Short-term debt consisted of the following:

	September 30, 2015	December 31, 2014
UBS Revolver	$150	$—

Short-term debt (1)	$150	$—

(1)	Average effective interest rate of 3.35% during the nine months ended September 30, 2015.

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

On April 1, 2015, we borrowed $150 million against the UBS Revolver, which was outstanding at September 30, 2015. At December 31, 2014, there were no outstanding borrowings on the UBS Revolver. During the three and nine months ended September 30, 2014, we had no drawdowns or repayments on the UBS Revolver. During the nine months ended September 30, 2015, we incurred $2 million of deferred debt issuance costs related to the UBS Revolver, which were capitalized and included in “Other long-term assets” in the unaudited Condensed Consolidated Balance Sheet at September 30, 2015. At September 30, 2015 and December 31, 2014, our borrowing base was $301 million and $276 million, respectively.

ABSA Revolving Credit Facility

We have a R1.3 billion (approximately $94 million at September 30, 2015) revolving credit facility with ABSA Bank Limited (“ABSA”) acting through its ABSA Capital Division with a maturity date of June 14, 2017 (the “ABSA Revolver”). The ABSA Revolver bears interest at (i) the base rate (defined as one month JIBAR, which is the mid-market rate for deposits in South African Rand for a period equal to the relevant period which appears on the Reuters Screen SAFEY Page alongside the caption YLD) as of 11h00 Johannesburg time on the first day of the applicable period, plus (ii) the Margin, which is 3.9%.

During the three and nine months ended September 30, 2015 and 2014, we had no drawdowns or repayments on the ABSA Revolver. At both September 30, 2015 and December 31, 2014, there were no outstanding borrowings on the ABSA Revolver.

Long-term debt, net of an unamortized discount, consisted of the following:

	Original Principal	Annual Interest Rate	Maturity Date	September 30 2015	December 31, 2014
Term Loan, net of unamortized discount (1)	$1,500	Variable	3/19/2020	$1,458	$1,468
Senior Notes due 2020	$900	6.375%	8/15/2020	900	900
Senior Notes due 2022	$600	7.50%	3/15/2022	600	—
Co-generation Unit Financing Arrangement	$16	6.50%	2/1/2016	1	3
Lease financing				18	22

Total borrowings				2,977	2,393
Less: Long-term debt due within one year				(16)	(18)

Long-term debt				$2,961	$2,375

(1)	Average effective interest rate of 4.6% during both the nine months ended September 30, 2015 and 2014.

At September 30, 2015, the scheduled maturities of our long-term debt were as follows:

Total Borrowings
2015	$4
2016	16
2017	16
2018	16
2019	16
Thereafter	2,915

Total	2,983
Remaining accretion associated with the Term Loan	(6)

Total borrowings	$2,977

Term Loan

On April 23, 2014, we, along with our wholly owned subsidiary, Tronox Pigments (Netherlands) B.V., and certain of our subsidiaries named as guarantors, entered into a Third Amendment to the Credit and Guaranty Agreement (the “Third Agreement”) on our $1.5 billion senior secured term loan (the “Term Loan”) with the lender parties thereto and Goldman Sachs Bank USA, as administrative agent, which amends the Second Agreement. The Term Loan was issued net of an original issue discount. At September 30, 2015 and December 31, 2014, the unamortized discount was $6 million and $7 million, respectively. During the three months ended September 30, 2015 and 2014, we made principal repayments of $4 million and $4 million, respectively, and during the nine months ended September 30, 2015 and 2014 we made principal repayments of $11 million and $14 million, respectively.

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

On April 1, 2015, in connection with the Alkali Transaction, Evolution merged with and into Tronox Finance, Tronox Finance assumed the obligations of Evolution under the Indenture and the Senior Notes due 2022, and the proceeds from the offering were released to us to partially pay the purchase price for the Alkali Transaction. We and certain of our subsidiaries entered into a supplemental indenture (the “First Supplemental Indenture”), by and among us, Tronox Finance, the guarantors party thereto, and the Trustee, pursuant to which we and such subsidiaries became guarantors of the Senior Notes due 2022 under the Indenture. The Senior Notes due 2022 have not been registered under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Debt issuance costs related to the Senior Notes due 2022 of $13 million, were capitalized and included in “Other long-term assets” in the unaudited Condensed Consolidated Balance Sheets at September 30, 2015.

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

Lease Financing

We have capital lease obligations in South Africa, which are payable through 2031 at a weighted average interest rate of approximately 14%. At September 30, 2015 and December 31, 2014, such obligations had a net book value of assets recorded under capital leases aggregating $15 million and $20 million, respectively. During each of the three and nine months ended September 30, 2015 and 2014, we made principal payments of less than $1 million.

Bridge Facility

In connection with the Alkali Transaction, we entered into a $600 million senior unsecured bridge facility (the “Bridge Facility”). The Bridge Facility was not utilized and terminated with the completion of the Alkali Transaction. During the nine months ended September 30, 2015, we incurred $8 million of financing fees related to the Bridge Facility, which were included in “Interest and debt expense, net” in the unaudited Condensed Consolidated Statements of Operations.

Fair Value

Our debt is recorded at historical amounts. At September 30, 2015 and December 31, 2014, the fair value of the Term Loan was $1.3 billion and $1.5 billion, respectively. At September 30, 2015 and December 31, 2014, the fair value of the Senior Notes due 2020 was $569 million and $903 million, respectively. At September 30, 2015, the fair value of the Senior Notes due 2022 was $386 million. We determined the fair value of the Term Loan, the Senior Notes due 2020 and the Senior Notes due 2022 using quoted market prices. The fair value hierarchy for the Term Loan, the Senior Notes due 2020 and the Senior Notes due 2022 is a Level 1 input.  Balances outstanding under our UBS Revolver are carried at contracted amounts, which approximate fair value based on the short term nature of the borrowing and the variable interest rate. The fair value hierarchy for our UBS Revolver is a Level 2 input.

Debt Covenants

At September 30, 2015, we had financial covenants in the UBS Revolver, the ABSA Revolver and the Term Loan; however, only the ABSA Revolver had a financial maintenance covenant that applies to local operations and only when the ABSA Revolver is drawn upon. The Term Loan and the UBS Revolver are subject to an intercreditor agreement pursuant to which the lenders’ respective rights and interests in the security are set forth. We were in compliance with all our financial covenants as of and for the three and nine months ended September 30, 2015.

Interest and Debt Expense, Net

Interest and debt expense, net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest on debt	$43	$30	$117	$93
Amortization of deferred debt issuance costs and discounts on debt	3	2	8	7
Bridge Facility	—	—	8	—
Other	1	2	3	3
Capitalized interest	(2)	—	(5)	(2)

Total interest and debt expense, net	$45	$34	$131	$101

In connection with obtaining debt, we incurred debt issuance costs, which are being amortized through the respective maturity dates using the effective interest method. At September 30, 2015 and December 31, 2014, we had $52 million and $44 million, respectively, of deferred debt issuance costs, which were recorded in “Other long-term assets” in the unaudited Condensed Consolidated Balance Sheets.

13. Asset Retirement Obligations

Asset retirement obligations consist primarily of rehabilitation and restoration costs, landfill capping costs, decommissioning costs, and closure and post-closure costs. Activity related to asset retirement obligations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning balance	$88	$100	$90	$96
Additions	1	4	2	5
Accretion expense	1	—	4	3
Remeasurement/translation	(7)	(6)	(12)	(4)
Changes in estimates, including cost and timing of cash flows	(1)	(2)	—	(1)
Settlements/payments	—	(1)	(2)	(4)

Ending balance	$82	$95	$82	$95

Current portion included in accrued liabilities	$6	$6	$6	$6

Noncurrent portion	$76	$89	$76	$89

 Environmental Rehabilitation Trust

In accordance with applicable regulations, we have established an environmental rehabilitation trust for the prospecting and mining operations in South Africa, which receives, holds, and invests funds for the rehabilitation or management of asset retirement obligations. The trustees of the fund are appointed by us, and consist of sufficiently qualified employees capable of fulfilling their fiduciary duties. At September 30, 2015 and December 31, 2014, the environmental rehabilitation trust assets were $13 million and $17 million, respectively, which were recorded in “Other long-term assets” in the unaudited Condensed Consolidated Balance Sheets.

14. Commitments and Contingencies

Purchase Commitments—At September 30, 2015, purchase commitments were $62 million for the remainder of 2015, $119 million for 2016, $98 million for 2017, $87 million for 2018, $62 million for 2019, and $300 million thereafter.

Letters of Credit—At September 30, 2015, we had outstanding letters of credit, bank guarantees, and performance bonds of $61 million, of which $39 million were letters of credit issued under the UBS Revolver, $18 million were bank guarantees issued by ABSA and $4 million were performance bonds issued by Westpac Banking Corporation.

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

15. Shareholders’ Equity

The changes in outstanding Class A ordinary shares (“Class A Shares”) and Class B Shares for the nine months ended September 30, 2015 were as follows:

Class A Shares:
Balance at January 1, 2015	63,968,616
Shares issued for share-based compensation	381,340
Shares issued upon warrants exercised	8,549
Shares issued upon options exercised	141,473

Balance at September 30, 2015	64,499,978

Class B Shares:
Balance at January 1, 2015	51,154,280

Balance at September 30, 2015	51,154,280

Warrants

We have outstanding Series A Warrants (the “Series A Warrants”) and Series B Warrants (the “Series B Warrants,” and together with the Series A Warrants, the “Warrants”). At September 30, 2015, holders of the Warrants were entitled to purchase 5.46 Class A Shares and receive $12.50 in cash at an exercise price of $56.52 for each Series A Warrant and $62.38 for each Series B Warrant. The Warrants have a seven-year term from the date initially issued and will expire on February 14, 2018. A holder may exercise the Warrants by paying the applicable exercise price in cash or exercising on a cashless basis. The Warrants are freely transferable by the holder. At September 30, 2015 and December 31, 2014, there were 239,316 and 240,816 Series A Warrants outstanding, respectively, and 323,999 and 324,383 Series B Warrants outstanding, respectively.

Dividends

During 2015, we declared and paid quarterly dividends to holders of our Class A Shares and Class B Shares as follows:

	Three Months Ended March 31, 2015	Three Months Ended June 30, 2015	Three Months Ended September 30, 2015
Dividend per share	$0.25	$0.25	$0.25
Total dividend	$29	$30	$30
Record date (close of business)	March 9	May 18	August 19

Accumulated Other Comprehensive Loss Attributable to Tronox Limited

The tables below present changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2015 and 2014.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Total
Balance, January 1, 2015	$(279)	$(117)	$(396)
Other comprehensive income (loss)	(38)	2	(36)

Balance, June 30, 2015	$(317)	$(115)	$(432)
Other comprehensive income (loss)	(100)	1	(99)

Balance, September 30, 2015	$(417)	$(114)	$(531)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Total
Balance, January 1, 2014	$(215)	$(69)	$(284)
Other comprehensive loss	(15)	3	(12)

Balance, June 30, 2014	(230)	(66)	(296)
Other comprehensive income	(64)	—	(64)
Amounts reclassified from accumulated other comprehensive loss	35	—	35

Balance, September 30, 2014	$(259)	$(66)	$(325)

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

Noncontrolling interest activity was as follows:

	2015	2014
Balance, January 1	$178	$199
Net income attributable to noncontrolling interest	4	6
Effect of exchange rate changes	(14)	(6)

Balance, June 30	$168	199
Net income attributable to noncontrolling interest	6	3
Effect of exchange rate changes	(35)	(18)

Balance, September 30	$139	$184

17. Share-Based Compensation

Compensation expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Restricted shares and restricted share units	$2	$3	$11	$10
Options	1	2	4	6
T-Bucks Employee Participation Plan	1	1	2	2
Long-term incentive plan	—	—	—	(1)

Total share-based compensation expense	$4	$6	$17	$17

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

Restricted Shares

During the nine months ended September 30, 2015, we granted restricted shares which vest ratably over a three-year period. These awards are classified as equity awards, and are accounted for using the fair value established at the grant date.

The following table presents a summary of activity for the nine months ended September 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2015	635,295	$22.82
Granted	66,108	22.60
Vested	(175,506)	22.10
Forfeited	(54,486)	27.53

Outstanding, September 30, 2015	471,411	$22.52

Expected to vest, September 30, 2015	470,021	$22.52

At September 30, 2015, there was $2 million of unrecognized compensation expense related to nonvested restricted shares, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.2 years. The weighted-average grant-date fair value of restricted shares granted during the nine months ended September 30, 2015 and 2014 was $22.60 per share and $22.17 per share, respectively. The total fair value of restricted shares that vested during the nine months ended September 30, 2015 was $4 million.

Restricted Share Units (“RSUs”)

During the nine months ended September 30, 2015, we granted RSUs which have time and/or performance conditions. Both the time-based awards and the performance-based awards are classified as equity awards. The time-based awards vest ratably over a three-year period, and are valued at the weighted average grant date fair value. The performance-based awards cliff vest at the end of the three years. Included in the performance-based awards are RSUs for which vesting is determined by a Total Stockholder Return (“TSR”) calculation over the applicable measurement period. The TSR metric is considered a market condition for which we use a Monte Carlo simulation to determine the grant date fair value.

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2015	875,776	$22.17
Granted	948,487	23.47
Vested	(263,626)	21.69
Forfeited	(55,556)	22.91

Outstanding, September 30, 2015	1,505,081	$23.04

Expected to vest, September 30, 2015	1,464,423	$23.03

At September 30, 2015, there was $20 million of unrecognized compensation expense related to nonvested RSUs, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.9 years. The weighted-average grant-date fair value of restricted share units granted during the nine months ended September 30, 2015 and 2014 was $23.47 per share and $22.36 per share, respectively. The total fair value of RSUs that vested during the nine months ended September 30, 2015 was $6 million.

Options

During the nine months ended September 30, 2015, we granted options to purchase Class A Shares, which vest ratably over a three-year period and have a ten-year term. The following table presents a summary of activity for the nine months ended September 30, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Intrinsic Value
Outstanding, January 1, 2015	2,560,875	$21.14	7.88	$8
Granted	2,380	22.69
Exercised	(141,473)	19.37
Forfeited	(58,659)	21.89
Expired	(117,978)	22.99

Outstanding, September 30, 2015	2,245,145	$21.13	7.49	$—

Expected to vest, September 30, 2015	908,291	$20.79	7.96	$—

Exercisable, September 30, 2015	1,324,033	$21.37	7.17	$—

The aggregate intrinsic values in the table represent the total pre-tax intrinsic value (the difference between our share price at the indicated dates and the options’ exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at the end of the period. The amount will change based on the fair market value of our stock. There were no options exercised during the three months ended September 30, 2015. The total intrinsic value of options exercised during the nine months ended September 30, 2015 was less than $1 million. The total intrinsic value of options exercised during the three months and nine months ended September 30, 2014 was less than $1 million and $1 million, respectively. We issue new shares upon the exercise of options. During the nine months ended September 30, 2015, we received $3 million in cash for the exercise of stock options.

At September 30, 2015, unrecognized compensation expense related to options, adjusted for estimated forfeitures, was $4 million, which is expected to be recognized over a weighted-average period of 1.1 years.

During the nine months ended September 30, 2015 and 2014, we granted 2,380 and 915,988 options, respectively, with a weighted average grant date fair value of $7.04 and $8.19, respectively.

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

T-Bucks Employee Participation Plan (“T-Bucks EPP”)

During 2012, we established the T-Bucks EPP for the benefit of certain qualifying employees of our South African subsidiaries. We funded the T-Bucks Trust (the “Trust”) with R124 million (approximately $15 million), which was used to acquire Class A Shares. Additional contributions may be made in the future at the discretion of the Board. The T-Bucks EPP is classified as an equity-settled shared-based payment plan, whereby participants were awarded share units in the Trust, which entitles them to receive Class A Shares upon completion of the vesting period on May 31, 2017. Participants are entitled to receive dividends on the shares during the vesting period. Forfeited shares are retained by the Trust, and are allocated to future participants. Compensation costs are recognized over the vesting period using the straight-line method. During 2012, the Trust purchased 548,234 Class A Shares at $25.79 per share, which was the fair value on the date of purchase. The balance at both September 30, 2015 and December 31, 2014 was 548,234 shares.

Long-Term Incentive Plan

We have a long-term incentive plan (the “LTIP”) for the benefit of certain qualifying employees of Tronox subsidiaries in South Africa and Australia. The LTIP is classified as a cash settled compensation plan, and is re-measured to fair value at each reporting date. At September 30, 2015 and December 31, 2014, the LTIP plan liability was less than $1 million and $1 million, respectively.

18. Pension and Other Postretirement Healthcare Benefits

We sponsor a noncontributory defined benefit retirement plan (qualified) in the United States, a defined benefit retirement plan in The Netherlands, a collective defined contribution plan in The Netherlands, and a South Africa postretirement healthcare plan.

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

Under the CDC plan, employees earn benefits based on their pensionable salaries each year determined using a career average benefit formula. We contribute 19.8% of these benefits and the employees contribute 4% into a pooled fund administered by the industrywide Pension Fund for Graphical Industry (“PBG”). Our obligation under this new plan is limited to the fixed percentage contribution we make each year. That is, investment risks, mortality risks and other actuarial risks typically associated with a defined benefit plan are borne by the employees. Additionally, the employees are entitled to any returns generated from the investment activities of the fund. The CDC plan is considered a defined benefit plan for accounting purposes. During the three and nine months ended September 30, 2015, we contributed $1 million and $3 million, respectively, into the pooled fund, which was recognized in the unaudited Condensed Consolidated Statement of Operations.

The components of net periodic cost associated with the U.S., The Netherlands DB plan and postretirement plans recognized in the unaudited Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net periodic cost:
Service cost	$—	$1	$—	$4
Interest cost	4	5	15	16
Expected return on plan assets	(5)	(6)	(17)	(18)
Net amortization of actuarial loss and prior service credit	1	—	3	—

Total net periodic cost	$—	$—	$1	$2

The components of net periodic cost associated with the postretirement healthcare plans for both the three and nine months ended September 30, 2015 and 2014 were less than $1 million, and for the nine months ended September 30, 2015 and 2014 were $1 million and $2 million, respectively.

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

Under the Tronox Alkali Qualified Plan, each eligible employee will automatically become a participant upon completion one year of credited services. Retirement benefits under this plan are calculated based on the total years of service of an eligible participant, multiplied by a specified benefit rate in effect at the termination of the plan participant’s years of service. FMC will be responsible for the portion of this total benefit accrued to eligible participants for all the years of service up to March 31, 2015, and we will be responsible for the portion of the total benefit accrued to participants from April 1, 2015 up to the date of termination of a participant’s years of service. During the three and nine months ended September 30, 2015, we recorded $2 million and $3 million, respectively, of pension expense, which was recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statement of Operations. We also contributed $2 million to this plan resulting in an underfunded status of $1 million as of September 30, 2015, which is presented in the “Pension and postretirement healthcare benefits” in the unaudited Condensed Consolidated Balance Sheet.

19. Related Parties

Exxaro

We had service level agreements with Exxaro for services such as research and development and tax preparation, which expired during 2015, as well as information technology services, which expired during 2014. Such service level agreements amounted to less than $1 million of expense during the both three months ended September 30, 2015 and 2014, respectively, and $2 million of expense during both the nine months ended September 30, 2015 and 2014, respectively. Additionally, we have a professional service agreement with Exxaro related to the Fairbreeze construction project. During both the three months ended September 30, 2015 and 2014, we paid less than $1 million and during both the nine months ended September 30, 2015 and 2014, we paid $2 million to Exxaro, which was capitalized in “Property, plant and equipment, net” on our unaudited Condensed Consolidated Balance Sheets. At both September 30, 2015 and December 31, 2014, we had less than $1 million of related party payables, which were recorded in “Accounts payable” on our unaudited Condensed Consolidated Balance Sheets.

Agreements and Transactions with Affiliates

We hold a membership in ANSAC, which is responsible for promoting and increasing the use and sale of soda ash and other refined or processed sodium products produced. Certain sales and marketing costs incurred by ANSAC are charged directly to us. Selling, general and administrative expenses, which include amounts charged to us by ANSAC principally consisting of salaries, benefits, office supplies, professional fees, travel, rent and certain other costs, and amounted to $1 million and $2 million for the three and nine months ended September 30, 2015, respectively. These transactions do not necessarily represent arm's length transactions and may not represent all costs if Alkali operated on a stand-alone basis. During the three and nine months ended September 30, 2015, we recorded net sales to ANSAC of $63 million and $139 million, respectively. At September 30, 2015, we had $66 million of related party receivable from ANSAC and $1 million of related party payables to ANSAC, which were recorded in “Accounts receivable” and “Accounts payable”, respectively, on our unaudited Condensed Consolidated Balance Sheets.

In connection with the Alkali Transaction, we acquired FMC’s one-third ownership interest in a joint venture, Natronx Technologies LLC “Natronx”. Natronx manufactures and markets sodium-based, dry sorbents for air pollution control in electric utility and industrial boiler operations. Pursuant to an agreement with Natronx, we purchase ground trona from a third-party vendor on its behalf (the “Supply Agreement”) .We also provide certain administrative services such as accounting, technology and customer services to Natronx under a service level agreement (the “SLA”). We are reimbursed by Natronx for the related costs incurred under the Supply Agreement and the SLA. At September 30, 2015, we had $2 million of receivables related to these agreements, which were recorded in “Accounts receivable” on the unaudited Condensed Consolidated Balance Sheets.

20. Segment Information

The reportable segments presented below represent our operating segments for which separate financial information is available and which is utilized on a regular basis by our Chief Executive Officer, who is our chief operating decision maker (“CODM”) to assess performance and to allocate resources.

Prior to the Alkali Transaction, we had two operating and reportable segments, Mineral Sands and Pigment, based on the way the management team was organized and our CODM monitored performance, aligned strategies, and allocated resources. As a result of the increased interdependency between the Mineral Sands and Pigment businesses and related organizational changes, our CODM determined that it was better to review the Mineral Sands and Pigment businesses, along with our electrolytic business, as a combined one, TiO2, and to assess performance and allocate resources at that level. Following the Alkali Transaction, we restructured our organization to reflect two business segments, TiO2 and Alkali. The change in reportable segments for financial reporting purposes that occurred in the second quarter of 2015 has been retrospectively applied.

Our TiO2 operating segment includes the following:

•	exploration, mining, and beneficiation of mineral sands deposits

•	production of titanium feedstock (including chloride slag, slag fines, and rutile), pig iron, and zircon

•	production and marketing of TiO2

•	electrolytic manganese dioxide manufacturing and marketing

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

Net sales and income (loss) from operations by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
TiO2 segment	$380	$429	$1,174	$1,337
Alkali segment	195	—	403	—

Net sales	$575	$429	$1,577	$1,337

TiO2 segment	$(26)	$35	$(58)	$61
Alkali segment	21	—	46	—
Corporate	(16)	(24)	(68)	(56)

Income (loss) from operations	(21)	11	(80)	5
Interest and debt expense, net	(45)	(34)	(131)	(101)
Net loss on liquidation of non-operating subsidiaries	—	(35)	—	(35)
Loss on extinguishment of debt	—	—	—	(8)
Other income, net	23	9	22	12

Loss before income taxes	(43)	(49)	(189)	(127)
Income tax provision	(11)	(41)	(29)	(15)

Net loss	$(54)	$(90)	$(218)	$(142)

Net sales to external customers, by geographic region, based on country of production, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
U.S. operations	$359	$199	$891	$582
International operations:
Australia	104	111	285	320
South Africa	71	69	252	253
The Netherlands	41	50	149	182

Total	$575	$429	$1,577	$1,337

Net sales from external customers for each similar product were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Pigment	$244	$296	$756	$915
Alkali	195	—	403	—
Titanium feedstock and co-products	103	101	333	339
Electrolytic	33	32	85	83

Total	$575	$429	$1,577	$1,337

During the nine months ended September 30, 2015, our ten largest third-party TiO2 customers and our ten largest Alkali customers represented approximately 31% and 16%, respectively, of our consolidated net sales. No single customer accounted for more than 10% of our consolidated net sales.

Capital expenditures by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
TiO2 segment	$39	$39	$127	$105
Alkali segment	9	—	13	—
Corporate	—	—	1	1

Total	$48	$39	$141	$106

Total assets by segment were as follows:

	September 30,	December 31,
	2015	2014
TiO2 segment	$3,438	$3,821
Alkali segment	1,739	—
Corporate	119	1,244

Total	$5,296	$5,065

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

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2015
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$575	$(51)	$—	$—	$462	$164
Cost of goods sold	536	(53)	—	—	434	155

Gross profit	39	2	—	—	28	9
Selling, general and administrative expenses	(55)	—	—	(3)	(41)	(11)
Restructuring expenses	(5)	—	—	—	(5)	—

Income (loss) from operations	(21)	2	—	(3)	(18)	(2)
Interest and debt expense, net	(45)	—	(27)	—	(2)	(16)
Intercompany interest income (expense)	—	—	—	86	(100)	14
Other income (expense), net	23	—	—	3	5	15
Equity in earnings of subsidiary	—	113	—	(112)	(1)	—

Income (loss) before income taxes	(43)	115	(27)	(26)	(116)	11
Income tax benefit (provision)	(11)	—	8	(34)	17	(2)

Net income (loss)	(54)	115	(19)	(60)	(99)	9
Net income attributable to noncontrolling interest	6	6	—	—	—	—

Net income (loss) attributable to Tronox Limited	$(60)	$109	$(19)	$(60)	$(99)	$9

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2015
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$1,577	$(154)	$—	$—	$1,200	$531
Cost of goods sold	1,479	(146)	—	—	1,117	508

Gross profit	98	(8)	—	—	83	23
Selling, general and administrative expenses	(171)	2	(1)	1	(144)	(29)
Restructuring expenses	(7)	—	—	—	(7)	—

Income (loss) from operations	(80)	(6)	(1)	1	(68)	(6)
Interest and debt expense, net	(131)	—	(77)	—	(5)	(49)
Intercompany interest income (expense)	—	—	—	350	(386)	36
Other income (expense), net	22	—	—	4	2	16
Equity in earnings of subsidiary	—	480	—	(449)	(31)	—

Income (loss) before income taxes	(189)	474	(78)	(94)	(488)	(3)
Income tax benefit (provision)	(29)	—	23	(134)	84	(2)

Net income (loss)	(218)	474	(55)	(228)	(404)	(5)
Net income attributable to noncontrolling interest	10	10	—	—	—	—

Net income (loss) attributable to Tronox Limited	$(228)	$464	$(55)	$(228)	$(404)	$(5)

The nine month period ended September 30, 2015 reflects a correcting adjustment that is related to the June 30, 2015 period to reduce both the Parent's other (income) expense and its equity in earnings of subsidiary by $24 million, with corresponding increases to other (income) expense and equity in earnings of subsidiary of $24 million within the Eliminations column.

This revision, which we determined is not material to our June 30, 2015 unaudited condensed consolidated financial statements based on quantitative and qualitative considerations, did not affect our consolidated financial position, consolidated results of operations or consolidated cash flows.

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended September 30, 2015
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net income (loss)	$(54)	$115	$(19)	$(60)	$(99)	$9
Other comprehensive income (loss):
Foreign currency translation adjustments	(135)	234	—	(100)	(135)	(134)
Pension and postretirement plans	1	(1)	—	1	1	—

Other comprehensive income (loss)	(134)	233	—	(99)	(134)	(134)

Total comprehensive income (loss)	(188)	348	(19)	(159)	(233)	(125)

Comprehensive income (loss) attributable to noncontrolling interest:
Net income	6	6	—	—	—	—
Foreign currency translation adjustments	(35)	(35)	—	—	—	—

Comprehensive income (loss) attributable to noncontrolling interest	(29)	(29)	—	—	—	—

Comprehensive income (loss) attributable to Tronox Limited	$(159)	$377	$(19)	$(159)	$(233)	$(125)

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Nine Months Ended September 30, 2015
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net income (loss)	$(218)	$474	$(55)	$(228)	$(404)	$(5)
Other comprehensive income (loss):
Foreign currency translation adjustments	(187)	327	—	(138)	(189)	(187)
Pension and postretirement plans	3	(3)	—	3	3	—

Other comprehensive income (loss)	(184)	324	—	(135)	(186)	(187)

Total comprehensive income (loss)	(402)	798	(55)	(363)	(590)	(192)

Comprehensive income (loss) attributable to noncontrolling interest:
Net income	10	10	—	—	—	—
Foreign currency translation adjustments	(49)	(49)	—	—	—	—

Comprehensive income (loss) attributable to noncontrolling interest	(39)	(39)	—	—	—	—

Comprehensive income (loss) attributable to Tronox Limited	$(363)	$837	$(55)	$(363)	$(590)	$(192)

GUARANTOR CONDENSED CONSOLIDATING BALANCE SHEETS
As of September 30, 2015
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Cash and cash equivalents	$145	$—	$—	$2	$73	$70
Restricted cash	4	—	—	—	4	—
Accounts receivable	453	—	—	1	362	90
Inventories, net	715	(19)	—	—	486	248
Other current assets	68	(4,067)	649	1,308	959	1,219
Investment in subsidiaries	—	2,233	—	(3,041)	808	—
Property, plant and equipment, net	1,903	—	—	—	1,409	494
Mineral leaseholds, net	1,661	—	—	—	1,282	379
Intercompany loans receivable	—	(7,029)	691	5,937	73	328
Other long-term assets	347	(2)	34	—	278	37

Total assets	$5,296	$(8,884)	$1,374	$4,207	$5,734	$2,865

LIABILITIES AND EQUITY
Short-term debt	$150	$—	$—	$—	$150	$—
Other current liabilities	371	(4,067)	19	2,333	1,896	190
Long-term debt	2,961	—	1,498	—	—	1,463
Intercompany loans payable	—	(7,029)	10	694	6,255	70
Other long-term liabilities	498	(3)	—	3	296	202

Total liabilities	3,980	(11,099)	1,527	3,030	8,597	1,925
Total equity	1,316	2,215	(153)	1,177	(2,863)	940

Total liabilities and equity	$5,296	$(8,884)	$1,374	$4,207	$5,734	$2,865

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2015
(Unaudited)

(Millions of U.S. dollars)
	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Cash Flows from Operating Activities:
Net income (loss)	$(218)	$474	$(55)	$(228)	$(404)	$(5)
Depreciation, depletion and amortization	222	—	—	—	170	52
Other	41	(474)	578	234	333	(630)

Cash provided by (used in) operating activities	45	—	523	6	99	(583)

Cash Flows from Investing Activities:
Capital expenditures	(141)	—	—	—	(44)	(97)
Acquisition of business	(1,653)	—	—	—	(1,653)	—
Investment in subsidiaries	—	1,526	—	(1,526)	—	—
Return of capital from subsidiaries	—	(24)	—	24	—	—
Collections of intercompany loans	—	(724)	79	25	43	577
Intercompany loans	—	1,386	(589)	(3)	(237)	(557)

Cash provided by (used in) investing activities	(1,794)	2,164	(510)	(1,480)	(1,891)	(77)

Cash Flows from Financing Activities:
Repayments of debt	(13)	—	—	—	(2)	(11)
Repayments of intercompany loans	—	724	—	(102)	(601)	(21)
Proceeds from debt	750	—	—	—	150	600
Proceeds from intercompany loans	—	(1,386)	—	1,380	3	3
Contribution from parent	—	(1,526)	—	—	1,526	—
Return of capital to parent	—	24	—	—	(24)	—
Debt issuance costs	(15)	—	(13)	—	(2)	—
Dividends paid	(88)	—	—	(88)	—	—
Proceeds from the exercise of warrants and options	3	—	—	3	—	—

Cash provided by (used in) financing activities	637	(2,164)	(13)	1,193	1,050	571

Effects of exchange rate changes on cash and cash equivalents	(19)	—	—	—	—	(19)

Net increase (decrease) in cash and cash equivalents	(1,131)	—	—	(281)	(742)	(108)
Cash and cash equivalents at beginning of period	$1,276	$—	$—	$283	$815	$178

Cash and cash equivalents at end of period	$145	$—	$—	$2	$73	$70

GUARANTOR CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2014
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Cash and cash equivalents	$1,276	$—	$—	$283	$815	$178
Restricted cash	3	—	—	—	3	—
Accounts receivable	277	—	—	—	188	89
Inventories, net	770	(13)	—	—	448	335
Other current assets	55	(2,857)	35	973	719	1,185
Investment in subsidiaries	—	2,934	—	(3,961)	1,027	—
Property, plant and equipment, net	1,227	—	—	—	696	531
Mineral leaseholds, net	1,058	—	—	—	599	459
Intercompany loans receivable	—	(7,130)	773	5,937	92	328
Other long-term assets	399	—	23	(1)	331	46

Total assets	$5,065	$(7,066)	$831	$3,231	$4,918	$3,151

LIABILITIES AND EQUITY
Total current liabilities	$366	$(2,857)	$22	$846	$2,152	$203
Long-term debt	2,375	—	898	—	—	1,477
Intercompany loans payable	—	(7,130)	9	774	6,257	90
Other long-term liabilities	536	—	—	1	284	251

Total liabilities	3,277	(9,987)	929	1,621	8,693	2,021
Total equity	1,788	2,921	(98)	1,610	(3,775)	1,130

Total liabilities and equity	$5,065	$(7,066)	$831	$3,231	$4,918	$3,151

We revised each of our unaudited guarantor condensed consolidating financial statements for the three and nine months ended September 30, 2014 to reflect the following:

•	In the unaudited guarantor condensed consolidating financial statements previously issued, two subsidiaries which were incorrectly classified as “Non-guarantor subsidiaries” have been reclassified to “Guarantor Subsidiaries” in the revised unaudited guarantor condensed consolidating financial statements.

•	Certain amounts within the guarantor condensed consolidating statements of comprehensive income (loss) were revised to primarily reflect the proportionate share of cumulative translation adjustments between the Parent Company and Eliminations columns.

These revisions, which we determined are not material to our prior year condensed financial statements or consolidated financial statements based on quantitative and qualitative considerations, did not affect our consolidated financial position, consolidated results of operations or consolidated cash flows.

REVISED GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2014
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$429	$(58)	$—	$—	$322	$165
Cost of goods sold	361	(51)	—	—	269	143

Gross profit	68	(7)	—	—	53	22
Selling, general and administrative expenses	(47)	—	—	(2)	(36)	(9)
Restructuring expense	(10)	—	—	—	(9)	(1)

Income (loss) from operations	11	(7)	—	(2)	8	12
Interest and debt expense, net	(34)	—	(15)	—	(1)	(18)
Intercompany interest income (expense)	—	—	—	137	(144)	7
Net loss on liquidation of non-operating subsidiaries	(35)	—	—	—	(33)	(2)
Other income (expense)	9	(3)	—	—	3	9
Equity in earnings of subsidiary	—	181	—	(186)	5	—

Income (loss) before income taxes	(49)	171	(15)	(51)	(162)	8
Income tax benefit (provision)	(41)	—	5	(42)	26	(30)

Net income (loss)	(90)	171	(10)	(93)	(136)	(22)
Net income attributable to noncontrolling interest	3	3	—	—	—	—

Net income (loss) attributable to Tronox Limited	$(93)	$168	$(10)	$(93)	$(136)	$(22)

AS PREVIOUSLY FILED
GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2014
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$429	$(61)	$—	$—	$325	$165
Cost of goods sold	361	(51)	—	—	269	143

Gross profit	68	(10)	—	—	56	22
Selling, general and administrative expenses	(47)	3	—	(3)	(35)	(12)
Restructuring expense	(10)	—	—	—	(9)	(1)

Income (loss) from operations	11	(7)	—	(3)	12	9
Interest and debt expense, net	(34)	—	(15)	—	(1)	(18)
Intercompany interest income (expense)	—	—	—	137	(145)	8
Net loss on liquidation of non-operating subsidiaries	(35)	—	—	—	(33)	(2)
Other income (expense)	9	(3)	—	—	—	12
Equity in earnings of subsidiary	—	179	—	(185)	6	—

Income (loss) before income taxes	(49)	169	(15)	(51)	(161)	9
Income tax benefit (provision)	(41)	—	4	(42)	27	(30)

Net income (loss)	(90)	169	(11)	(93)	(134)	(21)
Net income attributable to noncontrolling interest	3	3	—	—	—	—

Net income (loss) attributable to Tronox Limited	$(93)	$166	$(11)	$(93)	$(134)	$(21)

REVISED GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2014
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$1,337	$(177)	$—	$—	$936	$578
Cost of goods sold	1,184	(203)	—	—	858	529

Gross profit	153	26	—	—	78	49
Selling, general and administrative expenses	(138)	2	—	(7)	(102)	(31)
Restructuring expense	(10)	—	—	—	(9)	(1)

Income (loss) from operations	5	28	—	(7)	(33)	17
Interest and debt expense, net	(101)	—	(45)	—	(3)	(53)
Intercompany interest income (expense)	—	—	—	410	(433)	23
Net loss on liquidation of non-operating subsidiaries	(35)	—	—	—	(33)	(2)
Loss on extinguishment of debt	(8)	—	—	—	(2)	(6)
Other income (expense)	12	29	—	—	—	(17)
Equity in earnings of subsidiary	—	453	—	(431)	(22)	—

Income (loss) before income taxes	(127)	510	(45)	(28)	(526)	(38)
Income tax benefit (provision)	(15)	—	14	(123)	120	(26)

Net income (loss)	(142)	510	(31)	(151)	(406)	(64)
Net income attributable to noncontrolling interest	9	9	—	—	—	—

Net income (loss) attributable to Tronox Limited	$(151)	$501	$(31)	$(151)	$(406)	$(64)

AS PREVIOUSLY FILED
GUARANTOR CONDENSED CONSOLIDATING STATEMETNS OF OPERATIONS
Nine Months Ended September 30, 2014
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$1,337	$(186)	$—	$—	$945	$578
Cost of goods sold	1,184	(203)	—	—	858	529

Gross profit	153	17	—	—	87	49
Selling, general and administrative expenses	(138)	11	—	(8)	(102)	(39)
Restructuring expense	(10)	—	—	—	(9)	(1)

Income (loss) from operations	5	28	—	(8)	(24)	9
Interest and debt expense, net	(101)	—	(45)	—	(3)	(53)
Intercompany interest income (expense)	—	—	—	410	(434)	24
Net loss on liquidation of non-operating subsidiaries	(35)	—	—	—	(33)	(2)
Loss on extinguishment of debt	(8)	—	—	—	(2)	(6)
Other income (expense)	12	29	—	—	(14)	(3)
Equity in earnings of subsidiary	—	448	—	(430)	(18)	—

Income (loss) before income taxes	(127)	505	(45)	(28)	(528)	(31)
Income tax benefit (provision)	(15)	—	13	(123)	122	(27)

Net income (loss)	(142)	505	(32)	(151)	(406)	(58)
Net income attributable to noncontrolling interest	9	9	—	—	—	—

Net income (loss) attributable to Tronox Limited	$(151)	$496	$(32)	$(151)	$(406)	$(58)

REVISED GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended September 30, 2014
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net income (loss)	$(90)	$171	$(10)	$(93)	$(136)	$(22)
Other comprehensive income (loss):
Foreign currency translation adjustments	(47)	108	—	(29)	(37)	(89)
Pension and postretirement plans	—	(1)	—	—	—	1

Other comprehensive income (loss)	(47)	107	—	(29)	(37)	(88)

Total comprehensive income (loss)	(137)	278	(10)	(122)	(173)	(110)

Comprehensive income (loss) attributable to noncontrolling interest:
Net income	3	3	—	—	—	—
Foreign currency translation adjustments	(18)	(18)	—	—	—	—

Comprehensive income (loss) attributable to noncontrolling interest	(15)	(15)	—	—	—	—

Comprehensive income (loss) attributable to Tronox Limited	$(122)	$293	$(10)	$(122)	$(173)	$(110)

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

REVISED GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Nine Months Ended September 30, 2014
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net income (loss)	$(142)	$510	$(31)	$(151)	$(406)	$(64)
Other comprehensive income (loss):
Foreign currency translation adjustments	(68)	141	—	(44)	(59)	(106)
Pension and postretirement plans	3	(3)	—	3	3	—

Other comprehensive income (loss)	(65)	138	—	(41)	(56)	(106)

Total comprehensive income (loss)	(207)	648	(31)	(192)	(462)	(170)

Comprehensive income (loss) attributable to noncontrolling interest:
Net income	9	9	—	—	—	—
Foreign currency translation adjustments	(24)	(24)	—	—	—	—

Comprehensive income (loss) attributable to noncontrolling interest	(15)	(15)	—	—	—	—

Comprehensive income (loss) attributable to Tronox Limited	$(192)	$663	$(31)	$(192)	$(462)	$(170)

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

REVISED GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2014
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Cash Flows from Operating Activities:
Net income (loss)	$(142)	$510	$(31)	$(151)	$(406)	$(64)
Depreciation, depletion and amortization	225	—	—	—	163	62
Other	6	(510)	(20)	135	285	116

Cash provided by (used in) operating activities	89	—	(51)	(16)	42	114

Cash Flows from Investing Activities:
Capital expenditures	(106)	—	—	—	(54)	(52)
Collections of intercompany debt	—	(51)	51	—	—	—

Cash provided by (used in) investing activities	(106)	(51)	51	—	(54)	(52)

Cash Flows from Financing Activities:
Repayments of debt	(16)	—	—	—	(2)	(14)
Repayments of intercompany debt	—	51	—	(51)	—	—
Debt issuance costs	(2)	—	—	—	—	(2)
Dividends paid	(87)	—	—	(87)	—	—
Proceeds from the exercise of warrants and options	5	—	—	5	—	—

Cash provided by (used in) financing activities	(100)	51	—	(133)	(2)	(16)

Effects of exchange rate changes on cash and cash equivalents	(16)	—	—	—	—	(16)

Net increase (decrease) in cash and cash equivalents	(133)	—	—	(149)	(14)	30
Cash and cash equivalents at beginning of period	$1,475	$—	$—	$179	$1,091	$205

Cash and cash equivalents at end of period	$1,342	$—	$—	$30	$1,077	$235

AS PREVIOUSLY FILED
GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2014
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Cash Flows from Operating Activities:
Net income (loss)	$(142)	$505	$(32)	$(151)	$(406)	$(58)
Depreciation, depletion and amortization	225	—	—	—	163	62
Other	6	(482)	(19)	207	370	(70)

Cash provided by (used in) operating activities	89	23	(51)	56	127	(66)

Cash Flows from Investing Activities:
Capital expenditures	(106)	—	—	—	(54)	(52)
Collections of intercompany debt	—	(51)	51	—	—	—

Cash provided by (used in) investing activities	(106)	(51)	51	—	(54)	(52)

Cash Flows from Financing Activities:
Repayments of debt	(16)	—	—	—	(2)	(14)
Repayments of intercompany debt	—	51	—	(51)	—	—
Debt issuance costs	(2)	—	—	—	—	(2)
Dividends paid	(87)	—	—	(87)	—	—
Proceeds from the exercise of warrants and options	5	—	—	5	—	—

Cash provided by (used in) financing activities	(100)	51	—	(133)	(2)	(16)

Effects of exchange rate changes on cash and cash equivalents	(16)	(23)	—	(73)	(37)	117

Net increase (decrease) in cash and cash equivalents	(133)	—	—	(150)	34	(17)
Cash and cash equivalents at beginning of period	$1,478	$—	$—	$179	$374	$925

Cash and cash equivalents at end of period	$1,345	$—	$—	$29	$408	$908

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

Alkali

On April 1, 2015, we completed the previously announced acquisition of 100% of the Alkali Chemicals business (“Alkali”) from FMC Corporation (“FMC”) for an aggregate purchase price of $1.65 billion in cash (the “Alkali Transaction”). Alkali is the world’s largest producer of natural soda ash, which is used by customers in the glass, detergent, and chemicals manufacturing industries. Natural soda ash maintains a sustained structural cost advantage globally compared to producers of synthetic soda ash. Alkali diversifies our end markets, revenue base and increases our participation in faster growing emerging market economies. Alkali operates as a separate business unit and reporting segment. We funded the Alkali Transaction through existing cash and new debt. See Note 12 of Notes to unaudited Condensed Consolidated Financial Statements for further details of the Alkali Transaction financing.

Our Alkali segment is the world’s largest natural soda ash producer. We produce natural soda ash from a mineral called trona, which we mine at two facilities we own near Green River, Wyoming. Our Wyoming facilities process the trona ore into chemically pure soda ash and specialty sodium products such as sodium bicarbonate (baking soda). Our soda ash products are used primarily by customers in the glass, detergent, and chemicals manufacturing industries. Soda ash is essential for manufacturing flat glass, container glass, and tableware because of its property of lowering the melting point of other ingredients in a glass furnace. In recent years, demand for soda ash has been relatively flat in developed economies such as the United States, but is rising faster in markets such as East Asia and Latin America as per capita consumption rises with economic development. We sell soda ash directly to customers in the United States, Canada and Europe and to the American Natural Soda Ash Corporation (“ANSAC”), a nonprofit foreign sales association in which Alkali and two other U.S. soda ash producers are members, for resale to customers elsewhere around the world. The cost advantages of natural soda ash produced in the United States permits ANSAC to sell soda ash profitably in most parts of the world despite significant logistics costs. In addition, we use a portion of our soda ash at Green River to produce specialty sodium products such as sodium bicarbonate and sodium sesquicarbonate that have uses in food, animal feed, pharmaceutical, and medical applications.

Segments

The reportable segments presented below represent our operating segments for which separate financial information is available and which is utilized on a regular basis by our Chief Executive Officer, who is our chief operating decision maker (“CODM”) to assess performance and to allocate resources.

Prior to the Alkali Transaction, we had two operating and reportable segments, Mineral Sands and Pigment, based on the way the management team was organized and our CODM monitored performance, aligned strategies, and allocated resources. As a result of the increased interdependency between the Mineral Sands and Pigment businesses, and related organizational changes, our CODM determined that it was better to review the Mineral Sands and Pigment businesses, along with our electrolytic business, as a combined one, TiO2, and to assess performance and allocate resources at that level. Following the Alkali Transaction, we restructured our organization to reflect two integrated businesses, TiO2 and the acquired business, Alkali, as our two operating and reportable segments. The change in reportable segments for financial reporting purposes that occurred in the second quarter of 2015 has been retrospectively applied.

Segment performance is evaluated based on segment operating income (loss), which represents the results of segment operations before unallocated costs, such as general corporate expenses not identified to a specific segment, interest expense, other income (expense), and income tax expense (benefit).

TiO2 Segment

Our TiO2 segment includes the following:

•	exploration, mining, and beneficiation of mineral sands deposits

•	production of titanium feedstock (including chloride slag, slag fines, and rutile), pig iron, and zircon

•	production and marketing of TiO2

•	electrolytic manganese dioxide manufacturing and marketing, which is primarily focused on advanced battery materials, specialty boron products, and sodium chlorate

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

Alkali Segment

Our Alkali segment includes the mining of trona for the production of natural soda ash and its derivatives: sodium bicarbonate, sodium sesquicarbonate and caustic soda (collectively referred to as “alkali-products”). We provide our alkali-products to a variety of industries such as flat glass, container glass, detergent and chemical manufacturing. We also sell our alkali-products to customers directly in North America and Europe and to ANSAC for resale in other regions of the world. ANSAC is a nonprofit foreign sales association in which we and two other U.S. soda ash producers are members, whose purpose is to promote export sales of U.S. produced soda ash in conformity with the Webb-Pomerene Act. All mining and processing activities take place in our facilities located in the Green River Basin of Wyoming, United States.

Recent Developments

During September 2014, we initiated a cost improvement initiative. The initiative resulted in a reduction in our workforce by approximately 135 employees and outside contractor positions. At December 31, 2014, the remaining liability was $4 million. During the nine months ended September 30, 2015, we paid $4 million of cash related to such restructuring. No payments were made during the three months ended September 30, 2015.

During the second quarter of 2015, we determined that our sodium chlorate plant in Hamilton, Mississippi would cease production in late November 2015 resulting in a reduction in our workforce of approximately 50 employees. This action resulted in a charge, consisting primarily of employee severance costs, of $2 million, which was recorded in “Restructuring expense” in the unaudited Condensed Consolidated Statements of Operations during the three months ended June 30, 2015. We expect to pay the $2 million during the fourth quarter of 2015.

In line with our goal of aligning production output to market requirements, during the third quarter of 2015, we decided that the operation of our Cooljarloo North Mine in Western Australia would be suspended on December 31, 2015, resulting in a reduction in our workforce of approximately 30 employees. This action resulted in a charge, consisting primarily of employee severance costs, of $3 million, which was recorded in “Restructuring expense” in the unaudited Condensed Consolidated Statements of Operations during the three months ended September 30, 2015. We expect to pay the $3 million during the first quarter of 2016.

As previously announced, we have been identifying opportunities in our TiO2 segment for cost improvements, greater efficiencies, and ways to make our workplace safer. To date, we have suspended production at one of six processing lines at our Hamilton pigment plant and one of four processing lines at our Kwinana pigment plant. Together, these processing line curtailments represent approximately 15 percent of our total pigment production. We have also suspended operation of two of our four furnaces in South Africa producing slag and pig iron which has reduced our slag and pig iron production capacity by approximately 50 percent. We also reduce the feed to our kin in Chandala, which has reduced our SR production capacity by approximately 30%.

As part of our commitment to reduce operating costs and working capital, we have commenced a global restructuring of our TiO2 segment which we expect to complete during the first half of 2016. The restructuring seeks to streamline the operations of our TiO2 segment in order to create a more commercially and operationally efficient business segment. The initiative involves an expected reduction in our workforce by approximately 250 employees, as well as the expected elimination of approximately 250 outside contractor positions. We estimate that the pre-tax charge resulting from this initiative will be approximately $20 million, of which $2 million was recorded in “Restructuring expense” in the unaudited Condensed Consolidated Statements of Operations during the three months ended September 30, 2015. The charge will consist of employee severance costs, outplacement services and other associated costs. We expect annual cost savings of approximately $40 million.

Business Environment

The following discussion includes trends and factors that may affect future operating results.

Global demand for pigment products for the quarter was weaker than we projected with the primary shortfall in Europe and Asia-Pacific, partially offset by the sequential growth in North America volumes. European demand for pigment products did not pick up at the rate we expected after the summer holiday period, and the demand across Asia was weaker primarily in the coatings market. Inventory in pigment products was modestly above normal seasonal levels, and we anticipate that the pricing environment will remain competitive for the near term. The prolonged downturn in the market has resulted in announced plant closures and reduced productions levels, which should have a positive impact on reducing finished pigment product inventories and start to bring supply and demand back into balance.

Demand for zircon was fairly steady during the third quarter of 2015 although there was some slowdown in China following the currency devaluation. During the third quarter of 2015, the industry was carrying more inventory than the market required and pricing remained competitive. Pricing on Premium Grade material held up reasonably well but did come under increasing pressure as producers were competing to secure market share. The trend towards increased usage and demand for lower grade products continued as end users look to reduce costs.

Our KZN Sands operations consist of the Fairbreeze mine (which has not yet entered into commercial production), a concentration plant, a mineral separation plant, and a smelter complex with two furnaces. Planned construction on the Fairbreeze mine continued during the third quarter of 2015. The Fairbreeze mine will serve as a replacement source of feedstock production for our Hillendale mine, which ceased mining operations in December 2013. The Fairbreeze mine is expected to begin operations at the end of 2015, and be fully operational in 2016. The Fairbreeze mine is estimated to have a life expectancy of approximately 15 years.

Soda ash industry fundamentals remain strong with projecting global demand expected to grow at about 3%, a compound annual growth rate (“CAGR”) through 2024. Emerging markets continue to drive much of this growth with per capita consumption of soda ash in emerging markets less than 50% of U.S. levels of 16 kg per person per year. As a result, we expect to see continued growth in demand for soda ash consumption in these regions going forward, with demand growth expected to continue to outpace capacity additions. The U.S. market for soda ash is supplied by five domestic competitors with balanced supply and demand fundamentals. These market conditions have historically resulted in prices rising on average over the past ten years, a trend projected to persist over the medium-long term despite slow demand growth. Alkali sales volumes declined sequentially during the third quarter of 2015 primarily due to outages in the quarter. Domestic and international sales prices were sequentially higher due to customer and country mix. We anticipate that the pricing environment will remain stable through the rest of the year. We believe the soda ash market, excluding China, continues to be balanced to tight from a supply-demand perspective. We expect that the competitive cost position of natural soda ash relative to the higher cost synthetic process will cause demand for natural soda ash to continue to exceed available supply.

We continue to be uniquely tax-advantaged by favorable tax loss carry forwards, the settlement reached with Anadarko for $5.2 billion, including approximately $65 million of accrued interest, and approved by the Bankruptcy Court, and other favorable tax positions. We believe these tax-advantaged factors create opportunities for our operations to benefit for years to come.

Consolidated Results of Operations

Three and Nine Months Ended September 30, 2015 compared to the Three and Nine Months Ended September 30, 2014

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Variance	2015	2014	Variance
	(Millions of U.S. dollars)
Net sales	$575	$429	$146	$1,577	$1,337	$240
Cost of goods sold	536	361	175	1,479	1,184	295

Gross profit	39	68	(29)	98	153	(55)
Selling, general and administrative expenses	(55)	(47)	(8)	(171)	(138)	(33)
Restructuring expenses	(5)	(10)	5	(7)	(10)	3

Income (loss) from operations	(21)	11	(32)	(80)	5	(85)
Interest and debt expense, net	(45)	(34)	(11)	(131)	(101)	(30)
Net loss on liquidation of non-operating subsidiaries	—	(35)	35	—	(35)	35
Loss on extinguishment of debt	—	—	—	—	(8)	8
Other income, net	23	9	14	22	12	10

Loss before income taxes	(43)	(49)	6	(189)	(127)	(62)
Income tax provision	(11)	(41)	30	(29)	(15)	(14)

Net loss	$(54)	$(90)	$36	$(218)	$(142)	$(76)

Net sales for the three months ended September 30, 2015 increased 34% compared to the three months ended September 30, 2014 due to the Alkali Transaction (accounting for $195 million) and higher volumes of $24 million, offset by the impact of lower selling prices and product mix of $61 million and unfavorable changes in foreign currency translation of $12 million in our TiO2 segment. Net sales for the nine months ended September 30, 2015 increased 18% compared to the nine months ended September 30, 2014 due to the Alkali Transaction (accounting for $403 million), higher volumes of $5 million in our TiO2 segment, offset by the impact of lower selling prices and product mix of $128 million, and unfavorable changes in foreign currency translation of $40 million. Selling prices and volumes for our TiO2 business were lower across most product lines.

During the three months ended September 30, 2015, cost of goods sold increased 48% compared to the three months ended September 30, 2014, due to the Alkali Transaction (accounting for $161 million), higher volumes of $31 million, higher production costs of $28 million and a net increase in lower of cost or market reserves of $5 million, offset by the impact of favorable foreign currency translation of $50 million. During the nine months ended September 30, 2015, cost of goods sold increased 25% compared to the nine months ended September 30, 2014, which reflects the Alkali Transaction (accounting for $334 million), a net increase in lower of cost or market reserves of $55 million, higher production costs of $22 million, and higher volumes of $14 million, offset by the impact of favorable foreign currency translation of $130 million.

Our gross profit during the three and nine months ended September 30, 2015 was 7% and 6%, respectively, of net sales compared to 16% and 11% of net sales during the three and nine months ended September 30, 2014. The decrease principally reflects the impact of lower selling prices in our TiO2 segment and higher production costs, partially offset by the impact of favorable currency translation.

Selling, general and administrative expenses increased 17% and 24% during the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014, respectively. The net increase in 2015 was mainly due to spending for the Alkali Transaction and higher professional fees, partially offset by a partial reversal of a stamp tax accrual in Australia (related to the 2012 acquisition of the Exxaro Sands business).

During the second quarter of 2015, we determined that our sodium chlorate plant in Hamilton, Mississippi would cease production in late November 2015, which resulted in a charge, consisting primarily of employee severance costs, of $2 million. In line with our goal of aligning production output to market requirements, during the third quarter of 2015, we decided that the operation of our Cooljarloo North Mine in Western Australia would be suspended on December 31, 2015, which resulted in a charge, consisting primarily of employee severance costs, of $3 million. As part of our commitment to reduce operating costs and working capital, during the third quarter of 2015, we commenced a global restructuring of our TiO2 segment which we expect to complete during the first half of 2016. We estimate that the pre-tax charge resulting from this initiative will be approximately $20 million, of which $2 million was recorded during the three months ended September 30, 2015. See Note 3 of Notes to unaudited Condensed Consolidated Financial Statements for additional information.

Interest and debt expense during the three months ended September 30, 2015 was primarily comprised of interest expense on the Term Loan of $16 million, interest expense on the $900 million aggregate principal amount of senior notes (the “Senior Notes due 2020”) of $14 million, interest expense on the Senior Notes due 2022 of $11 million compared to $16 million on the Term Loan and $14 million on the Senior Notes due 2020 during the three months ended September 30, 2014. Interest and debt expense during the nine months ended September 30, 2015 is primarily comprised of interest expense on the Term Loan of $47 million, interest expense on the Senior Notes due 2020 of $43 million, interest expense on the Senior Notes due 2022 of $24 million and fees on the Bridge Facility of $8 million compared to $48 million on the Term Loan and $43 million on the Senior Notes due 2020 during the nine months ended September 30, 2014.

During the third quarter of 2014, we completed the liquidation of certain non-operating subsidiaries, for which we recognized a net noncash loss of $35 million from the realization of cumulative translation adjustments.

During the nine months ended September 30, 2014, we recognized an $8 million charge for the early extinguishment of debt.

Other income, net during the three months ended September 30, 2015 primarily consisted of a net realized and unrealized foreign currency gain of $22 million and interest income of $1 million compared to a net realized and unrealized foreign currency gain of $4 million, interest income of $4 million and other income of $1 million during the three months ended September 30, 2014. Other income, net during the nine months ended September 30, 2015 primarily consisted of a net realized and unrealized foreign currency gain of $17 million and interest income of $5 million compared to net realized and unrealized foreign currency gains of $2 million and interest income of $10 million during the nine months ended September 30, 2014.

The effective tax rate for the three and nine months ended September 30, 2015 and 2014 differs from the Australian statutory rate of 30% primarily due to valuation allowances, income in foreign jurisdictions taxed at rates lower than 30%, and withholding tax accruals.

The tax provision for the three months ended September 30, 2015 is less than the tax provision for the three months ended September 30, 2014 primarily because of the full Netherlands valuation allowance which was established in the prior year quarter. This difference is partially offset because we recorded no tax benefit on Australian book losses due to full valuation allowances for the three months ended September 30, 2015. These Australian valuation allowances were not in place during the prior year quarter.

Operations Review of Segment Revenue and Profit

U.S. GAAP has standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated by the CODM in determining how to allocate resources and in assessing performance.

We currently operate our business in two operating and reportable segments, TiO2 and Alkali. We evaluate reportable segment performance based on segment operating profit (loss), which represents the results of segment operations before unallocated costs, such as general corporate expenses not identified to a specific segment, interest expense, other income (expense), and income tax expense (benefit). See Note 21 of Notes to unaudited Condensed Consolidated Financial Statements for additional information.

Net Sales

Net sales by segments were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Variance	2015	2014	Variance
	(Millions of U.S. dollars)
TiO2 segment	$380	$429	$(49)	$1,174	$1,337	$(163)
Alkali segment	195	—	195	403	—	403

Net Sales	$575	$429	$146	$1,577	$1,337	$240

TiO2 segment

TiO2 segment net sales during the three months ended September 30, 2015 decreased 11% compared to the same periods in 2014 primarily due to lower selling prices and product mix of $61 million, and unfavorable changes in foreign currency translation of $12 million, partially offset by higher volumes of $24 million. TiO2 segment net sales during the nine months ended September 30, 2015 decreased 12% compared to the same periods in 2014 primarily due to the impact of lower selling prices and product mix of $128 million, unfavorable changes in foreign currency translation of $40 million, partially offset by higher volumes of $5 million.

For the three months ended September 30, 2015 versus September 30, 2014, selling prices were lower for pigment products (in all regions) and to lesser extent for pig iron. Currency impacts are primarily related to the weakening of the Euro versus the U.S. Dollar. Volumes were higher for cp slag, ilmenite, and pigment products (in all regions except North America and APAC).

For the nine months ended September 30, 2015 versus September 30, 2014, selling prices were lower for pigment products (in all regions) and to lesser extent for pig iron. Volumes were lower for zircon, rutile, sodium chlorate and pigment products (in all regions except Europe). Currency impacts are primarily related to the weakening of the Euro versus the U.S. Dollar.

Alkali segment

The Alkali business (acquired on April 1, 2015) contributed $195 million and $403 million of net sales during the three and nine months ended September 30, 2015, respectively.

Income (loss) from Operations

Income (loss) from operations by segments was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Variance
	(Millions of U.S. dollars)
TiO2 segment	$(26)	$35	$(61)	$(58)	$61	$(119)
Alkali segment	21	—	21	46	—	46
Corporate	(16)	(24)	8	(68)	(56)	(12)

Income (loss) from operations	(21)	11	$(32)	(80)	5	$(85)

Interest and debt expense	(45)	(34)		(131)	(101)
Net loss on liquidation of non-operating subsidiaries	—	(35)		—	(35)
Loss on extinguishment of debt	—	—		—	(8)
Other income, net	23	9		22	12

Loss before income taxes	(43)	(49)		(189)	(127)
Income tax provision	(11)	(41)		(29)	(15)

Net loss	$(54)	$(90)		$(218)	$(142)

TiO2 segment

During the three months ended September 30, 2015, income from operations decreased $61 million compared to the same period in 2014 primarily due to lower selling prices of $61 million, higher production and other costs of $27 million, the net decreases of $6 million due to the impact of higher volume on cost of goods sold compared to sales and a net increase in lower of cost or market reserves of $5 million, partially offset by favorable foreign currency translation of $38 million.

During the nine months ended September 30, 2015, income from operations decreased $119 million compared to the same period in 2014 primarily due to lower selling prices of $128 million, a net increase in lower of cost or market reserves of $55 million, lower volumes of $9 million, higher production and other costs of $16 million and restructuring costs of $2 million, partially offset by favorable foreign currency translation of $91 million.

The net increase in lower of cost or market reserves for the nine months ended September 30, 2015 was primarily due to a $41 million charge associated with the sale of ilmenite to a non-TiO2 producer that we expect will generate approximately $35 million to $37 million in cash over the course of the next 16 months (subject to specified extensions) at a contractual price that is below the carrying cost assigned to such material as part of our acquisition of Exarro’s mineral sands business in June 2012. Lower of cost or market charges in the three months ended September 30, 2015 were also related to pigment and pig iron principally resulting from lower selling prices for those products.

The favorable currency impacts are primarily related to the weakening of the South African Rand and Australian Dollar versus the U.S. Dollar.

Alkali segment

During the three and nine months ended September 30, 2015, income from operations was $21 million and $46 million, respectively. During the nine months ended September 30, 2015, income from operations included a charge of $9 million for the amortization of the inventory fair value step-up.

Corporate

Corporate selling, general and administrative expenses during the three and nine months ended September 30, 2015 increased compared to the same periods in 2014 primarily due to spending for the Alkali Transaction of $2 million and $29 million, respectively, and increased professional fees, partially offset by a partial reversal of a stamp tax accrual in Australia (related to the 2012 acquisition of Exxaro mineral sands business).

Liquidity and Capital Resources

Our total liquidity at September 30, 2015 was $540 million, which was comprised of $301 million available under the $500 million UBS Revolver (as defined below), $94 million available under the ABSA Revolver (as defined below), and $145 million in cash and cash equivalents.

Historically, we have funded our operations and met our commitments through cash generated by operations. During 2012, we issued $900 million Senior Notes due 2020 at par value. Additionally, during 2013, we obtained a $1.5 billion Term Loan, which matures on March 19, 2020.

In addition to these cash resources, we have a $500 million global senior secured asset-based syndicated revolving credit facility with UBS AG (the “UBS Revolver”) with a borrowing base of $301 million at September 30, 2015, and a R1.3 billion (approximately $94 million at September 30, 2015) revolving credit facility with ABSA Bank Limited (“ABSA”) acting through its ABSA Capital Division (the “ABSA Revolver”).

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

At September 30, 2015, we had outstanding letters of credit, bank guarantees, and performance bonds of $61 million, of which $39 million were letters of credit issued under the UBS Revolver, $18 million were bank guarantees issued by ABSA and $4 million were performance bonds issued by Westpac Banking Corporation.

In the next twelve months, we expect that our operations and available borrowings under our revolving credit agreements will provide sufficient cash to fund our operating expenses, capital expenditures, interest payments, debt repayments, and dividends. Working capital (calculated as current assets less current liabilities) was $864 million at September 30, 2015 compared to $2.0 billion at December 31, 2014, a decrease of $1.2 billion, which is primarily due to cash paid in the Alkali Transaction of $1.65 billion, dividends paid of $88 million and capital expenditures of $141 million, partially offset by cash received upon the issuance of the Senior Notes due 2022 of $600 million, cash received from the drawdown of the UBS Revolver of $150 million and cash provided by operations of $45 million.

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

As of September 30, 2015, our credit rating with Standard & Poor’s is BB- stable, and our credit rating with Moody’s is B1 stable. At September 30, 2015, we are in compliance with all our financial covenants, have sufficient borrowings available, and have no significant principal payments on debt due until 2020.

Cash and Cash Equivalents

We consider all investments with original maturities of three months or less to be cash equivalents. As of September 30, 2015, our cash and cash equivalents were primarily invested in money market funds. We maintain cash and cash equivalents in bank deposit and money market accounts that may exceed federally insured limits. The financial institutions where our cash and cash equivalents are held are generally highly rated and geographically dispersed, and we have a policy to limit the amount of credit exposure with any one institution. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk.

The use of our cash includes servicing our interest and debt repayment obligations, making pension contributions, making quarterly dividend payments and funding the business acquisition.

Repatriation of Cash

At September 30, 2015, we held $149 million in cash and cash equivalents and restricted cash in these respective jurisdictions: $8 million in Europe, $45 million in Australia, $63 million in South Africa, and $33 million in the United States. Our credit facilities limit transfers of funds from subsidiaries in the United States to certain foreign subsidiaries.

Tronox Limited has foreign subsidiaries with positive undistributed earnings at September 30, 2015. We have made no provision for deferred taxes related to these undistributed earnings because they are considered to be indefinitely reinvested in the foreign jurisdictions.

Cash Dividends on Class A and Class B Shares

During 2015, we declared and paid quarterly dividends to holders of our Class A ordinary shares (“Class A Shares”) and Class B ordinary shares (“Class B Shares”) as follows:

	Three Months Ended March 31, 2015	Three Months Ended June 30, 2015	Three Months Ended September 30, 2015
Dividend per share	$0.25	$0.25	$0.25
Total dividend	$29	$30	$30
Record date (close of business)	March 9	May 18	August 19

On November 3, 2015, the Board of Directors declared a quarterly dividend of $0.25 per share to holders of our Class A Shares and Class B Shares at the close of business on November 20, 2015, totaling $29 million, which will be paid on or before December 3, 2015.

Debt Obligations

At September 30, 2015 and December 31, 2014, our net debt (the excess of our debt over cash and cash equivalents) was $3.0 billion and $1.1 billion, respectively.

Short-term debt consisted of the following:

	September 30, 2015	December 31, 2014
UBS Revolver	$150	$—

Short-term debt (1)	$150	$—

(1)	Average effective interest rate of 3.35% during the nine months ended September 30, 2015.

Long-term debt, net of an unamortized discount, consisted of the following:

	Original Principal	Annual Interest Rate	Maturity Date	September 30 2015	December 31, 2014
Term Loan, net of unamortized discount (1)	$1,500	Variable	3/19/2020	$1,458	$1,468
Senior Notes due 2020	$900	6.375%	8/15/2020	900	900
Senior Notes due 2022	$600	7.50%	3/15/2022	600	—
Co-generation Unit Financing Arrangement	$16	6.50%	2/1/2016	1	3
Lease financing				18	22

Total borrowings				2,977	2,393
Less: Long-term debt due within one year				(16)	(18)

Long-term debt				$2,961	$2,375

(1)	Average effective interest rate of 4.6% during both the nine months ended September 30, 2015 and 2014.

At September 30, 2015, we had financial covenants in the UBS Revolver, the ABSA Revolver and the Term Loan; however, only the ABSA Revolver had a financial maintenance covenant that applies to local operations and only when the ABSA Revolver is drawn upon. The Term Loan and the UBS Revolver are subject to an intercreditor agreement pursuant to which the lenders’ respective rights and interests in the security are set forth. We were in compliance with all our financial covenants as of and for three and nine months ended September 30, 2015.

Cash Flows

The following table presents cash flow for the periods indicated:

	Nine Months Ended September 30,
	2015	2014
	(Millions of U.S. dollars)
Net cash provided by operating activities	$45	$89
Net cash used in investing activities	(1,794)	(106)
Net cash provided by (used in) financing activities	637	(100)
Effect of exchange rate changes on cash	(19)	(16)

Net decrease in cash and cash equivalents	$(1,131)	$(133)

Cash Flows provided by Operating Activities — During the nine months ended September 30, 2015, we had cash provided by operating activities of $45 million compared to cash provided by operating activities of $89 million during the same period in 2014. The decrease in cash provided was primarily attributable to lower cash earnings, partially offset by the redeuction in inventory, a net increase in accounts receivable and a net decrease in accounts payable and accrued liabilities.

Cash Flows used in Investing Activities — The use of cash for the nine months ended September 30, 2015 is primarily attributable to cash used in the acquisition of Alkali of $1,653 million and capital expenditure purchases. Capital expenditures during the nine months ended September 30, 2015 and 2014 were $141 million and $106 million, respectively, including Fairbreeze.

Cash Flows provided by Financing Activities — Net cash provided by financing activities during the nine months ended September 30, 2015 was primarily attributable to cash received from the issuance of the Senior Notes due 2022of $600 million and cash received on the drawdown of the UBS Revolver of $150 million, partially offset by dividends paid of $88 million, debt issuance costs paid of $15 million and principal repayments on long-term debt of $13 million. This compares to cash used in financing activities of $100 million during the nine months ended September 30, 2014, which was primarily due to dividends paid of $87 million and principal repayments on long-term debt of $16 million, partially offset by cash received from the exercise of warrants and options of $5 million.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of September 30, 2015:

	Contractual Obligation Payments Due by Year (3)(4)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of U.S. dollars)
Long-term debt and lease financing (including interest) (1)	$4,005	$332	$365	$1,712	$1,596
Purchase obligations (2)	728	151	194	122	261
Operating leases	179	33	45	27	74
Asset retirement obligations	82	6	5	5	66

Total	$4,994	$522	$609	$1,866	$1,997

(1)	We calculated the Term Loan interest at a base rate of 1% plus a margin of 3.25%. See Note 12 of Notes to our unaudited Condensed Consolidated Financial Statements.
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

Management believes these non-U.S. GAAP financial measures:

•	Reflect our ongoing business in a manner that allows for meaningful period-to-period comparison and analysis of trends in our business, as they exclude income and expense that are not reflective of ongoing operating results;

•	Provide useful information in understanding and evaluating our operating results and comparing financial results across periods;

•	Provide a normalized view of our operating performance by excluding items that are either noncash or non-recurring in nature;

•	Assist investors in assessing our compliance with financial covenants under our debt instruments; and

•	Adjusted EBITDA is one of the primary measures management uses for planning and budgeting processes, and to monitor and evaluate financial and operating results. In addition, Adjusted EBITDA is a factor in evaluating management’s performance when determining incentive compensation.

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(54)	$(90)	$(218)	$(142)
Interest and debt expense, net	45	34	131	101
Interest income	(1)	(4)	(5)	(10)
Income tax provision	11	41	29	15
Depreciation, depletion and amortization expense	82	68	222	225

EBITDA	83	49	159	189
Amortization of inventory step-up from purchase accounting	—	—	9	—
Adjustment of transfer tax due to 2012 acquisition	—	—	(11)	—
Alkali Transaction costs (a)	2	—	29	—
Share-based compensation	4	6	17	17
Restructuring expense	5	10	7	10
Net loss on liquidation of non-operating subsidiaries	—	35	—	35
Loss on extinguishment of debt	—	—	—	8
Foreign currency remeasurement	(20)	(4)	(16)	—
Other items (b)	7	4	18	13

Adjusted EBITDA	$81	$100	$212	$272

(a)	During 2015, transaction costs consist of costs associated with the acquisition of the Alkali business, including banking, legal and professional fees.
(b)	Includes noncash pension and postretirement costs, accretion expense, severance expense, and other items.

Adjusted EBITDA by segments was as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
TiO2 segment	$58	$122	$179	$330
Alkali segment	41	—	91	—
Corporate	(18)	(22)	(58)	(58)

Adjusted EBITDA	$81	$100	$212	$272

Recent Accounting Pronouncements

See Note 1 of Notes to our unaudited Condensed Consolidated Financial Statements for recently issued accounting pronouncements.

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

Market Risk

A substantial portion of our products and raw materials are commodities that reprice as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to vary with changes in the business cycle. Our TiO2 prices may do so in the near term as ore prices and pigment prices are expected to fluctuate over the next few years. Margins in our Alkali business could be affected if product prices change because our competitors add or reduce capacity or demand changes due to economic reasons. Alkali margins could be impacted as well by fluctuations in input costs (such as energy, labor and transportation) that are subject to similar supply and demand dynamics. We try to protect against such instability through various business strategies. These include provisions in sales contracts allowing us to pass on higher raw material costs through timely price increases and formula price contracts to transfer or share commodity price risk, as well as using varying contract term lengths and selling to a diverse mix of customers by geography and industry to reap the benefits of a diverse portfolio.

Credit Risk

Credit risk is the risk that a borrower or a counterparty will fail to meet their obligations. A significant portion of our liquidity is concentrated in trade accounts receivable that arise from sales of our products to customers. In the case of TiO2, the high level of industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. While our customer base is more diverse in the case of the Alkali segment, we have significant exposure to credit risk in industries that are affected by cyclical economic fluctuations, such as flat glass manufacturing and mining. We perform ongoing credit evaluations of our customers and use credit risk insurance policies from time to time, as deemed appropriate, to mitigate credit risk but generally do not require collateral. In the Alkali segment, our contracts typically enable us to tighten credit terms if we perceive additional credit risk and historic losses due to write offs of bad debt have been relatively low. In addition, due to our international operations in our TiO2 segment, we are subject to potential trade restrictions and sovereign risk in certain countries we operate in. Because the Alkali segment sells to ANSAC for resale to foreign buyers, we avoid the risks of credit exposure to individual international buyers and regions. We maintain allowances for potential credit losses based on specific customer review and current financial conditions. During the nine months ended September 30, 2015, our ten largest third-party TiO2 customers and our ten largest Alkali customers represented approximately 31% and 16%, respectively, of our consolidated net sales; however, no single customer accounted for more than 10% of our consolidated net sales.

Interest Rate Risk

Interest rate risk arises from the probability that changes in interest rates will impact our financial results. Our exposure to interest rate risk is minimized by the fact that our $1.5 billion of floating rate debt includes a LIBOR floor of 1%. As such, LIBOR would need to increase from the rate in effect at September 30, 2015 to greater than 1% before our borrowing rate would increase. Using a sensitivity analysis as of September 30, 2015, a hypothetical 1% increase in interest rates would result in an increase to pre-tax loss of approximately $5 million on an annualized basis. This is due to the fact that earnings on our floating rate financial assets of $149 million at September 30, 2015 would increase by the full 1% while the interest expense on our floating rate debt would increase by the full 1% on the $150 million UBS Revolver balance and less than the full 1% on our $1.5 billion term loan balance.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2015, our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has conducted an evaluation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2015.

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

•	Additionally, the controls over restricted access and segregation of duties (“SOD”) within our SAP systems were improperly designed and not effective as certain personnel have inappropriate access to execute conflicting transactions. Further, certain personnel have the ability to prepare and post journal entries without an independent review required by someone other than the preparer. Specifically, the controls were not designed to provide reasonable assurance that incompatible access within the system, including the ability to record transactions, was appropriately segregated, impacting the validity, accuracy, and completeness of all key accounts and disclosures.

This material weakness did not result in any adjustments to our financial statements and related disclosures.

Remedial Activities

Beginning in February 2015, with the oversight of the Audit Committee, management began to design and implement certain remediation measures to address the material weaknesses discussed above and to improve its internal control over financial reporting.

We enhanced several of our existing controls and added new controls beginning in the quarter ended March 31, 2015. The controls have improved the level of precision around key accounts, disclosures and SOD that could lead to conflicts within roles. In addition, during the first quarter of 2015, we appointed a project management officer to oversee the remediation effort and track the progress of the remediation. Internal Audit has provided training to all functions globally on the COSO 2013 framework, enhanced controls and internal controls over financial reporting assessment process and methodology. In addition, we also designed controls with detailed test attributes to help strengthen the control environment.

During the quarters ended June 30, 2015 and September 30, 2015, members of our senior management team visited our South African operations to meet with finance management and employees to address our communication and coordination efforts in the region including performing reviews of key processes and controls. We have designed and are implementing controls on our calculation of accrued royalty expense relating to our mining operations in Namakwa South Africa. Additionally, Management has continued to reorganize the reporting lines and personnel over the past year to improve transparency and communication within Finance and across Operations.

We continued our efforts in training and global ‘end-to-end’ control mapping, as well as remediation activities focused on instituting SAP roles that are conflict-free, automating controls, and strengthening existing processes company-wide. During the quarter ended September 30, 2015, we designed and implemented mitigating controls for high risk conflicts and roles within SAP that are now provisioned utilizing the new Governance Risk & Compliance (GRC) tool which mitigates the risk of granting inappropriate SOD access.

We are committed to maintaining a strong control environment, and believe that these remediation efforts represent continued improvements in our control environment. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may decide to take additional actions to address control deficiencies or may modify certain of the remediation measures described above.

Changes in Internal Control Over Financial Reporting

On April 1, 2015, we completed our acquisition of Alkali. Management has considered this transaction material to the results of operations, cash flows and financial position from the date of the acquisition through September 30, 2015, and believes that the internal controls and procedures of the acquisition have a material effect on internal controls over financial reporting. We are currently in the process of incorporating the internal controls and procedures of Alkali into the internal controls over financial reporting for our assessment of and report on internal controls over financial reporting for December 31, 2016.

Other than with respect to the Alkali acquisition and the ongoing plan for remediation of the material weaknesses, there have been no changes to our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” included in the Form 10-K and Form 10-Q for the six months ended June 30, 2015. The risks described in the Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in our Form 10-K and our Form 10-Q for the six months ended June 30, 2015.

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

Date: November 5, 2015

TRONOX LIMITED (Registrant)

By:	/s/ Katherine C. Harper
Name:	Katherine C. Harper
Title:	Senior Vice President and Chief Financial Officer