Form 10-Q
period 2016-03-31
Tronox Ltd
filed 2016-05-05
CIK 1530804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form  10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

1-35573
(Commission file number)

TRONOX LIMITED
(ACN 153 348 111)
(Exact Name of Registrant as Specified in its Charter)

Western Australia, Australia	98-1026700
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

263 Tresser Boulevard, Suite 1100 Stamford, Connecticut 06901	Lot 22, Mason Road, Kwinana Beach, WA 6167 Australia

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

As of April 29, 2016, the Registrant had 65,029,685 Class A ordinary shares and 51,154,280 Class B ordinary shares outstanding.

Item 1.	Financial Statements (Unaudited)

TRONOX LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	Three Months Ended March 31,
	2016	2015
Net sales	$475	$385
Cost of goods sold	455	350
Gross profit	20	35
Selling, general and administrative expenses	(47)	(44)
Restructuring expense	(2)	—
Loss from operations	(29)	(9)
Interest and debt expense, net	(46)	(34)
Gain on extinguishment of debt	4	—
Other income (expense), net	(9)	4
Loss before income taxes	(80)	(39)
Income tax provision	(12)	(7)
Net loss	(92)	(46)
Net income (loss) attributable to noncontrolling interest	(1)	3
Net loss attributable to Tronox Limited	$(91)	$(49)
Loss per share, basic and diluted	$(0.78)	$(0.42)
Weighted average shares outstanding, basic and diluted (in thousands)	115,920	115,374

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Millions of U.S. dollars)

	Three Months Ended March 31,
	2016	2015
Net loss	$(92)	$(46)
Other comprehensive income (loss):
Foreign currency translation adjustments	53	(63)
Retirement and postretirement plans, net of taxes of less than $1 million in each of the three months ended March 31, 2016 and 2015	1	1
Other comprehensive income (loss)	54	(62)
Total comprehensive loss	(38)	(108)
Comprehensive income (loss) attributable to noncontrolling interest:
Net income (loss)	(1)	3
Foreign currency translation adjustments	13	(15)
Comprehensive income (loss) attributable to noncontrolling interest	12	(12)
Comprehensive loss attributable to Tronox Limited	$(50)	$(96)

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	March 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$152	$229
Restricted cash	3	5
Accounts receivable, net of allowance for doubtful accounts	367	391
Inventories, net	616	630
Prepaid and other assets	36	46
Total current assets	1,174	1,301
Noncurrent Assets
Property, plant and equipment, net	1,859	1,843
Mineral leaseholds, net	1,612	1,604
Intangible assets, net	238	244
Inventories, net	—	12
Other long-term assets	24	23
Total assets	$4,907	$5,027
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$152	$159
Accrued liabilities	130	180
Short-term debt	150	150
Long-term debt due within one year	16	16
Income taxes payable	49	43
Total current liabilities	497	548
Noncurrent Liabilities
Long-term debt	2,891	2,910
Pension and postretirement healthcare benefits	141	141
Asset retirement obligations	81	77
Long-term deferred tax liabilities	150	143
Other long-term liabilities	101	98
Total liabilities	3,861	3,917
Contingencies and Commitments
Shareholders’ Equity
Tronox Limited Class A ordinary shares, par value $0.01 — 65,846,466 shares issued and 64,999,095 shares outstanding at March 31, 2016 and 65,443,363 shares issued and 64,521,851 shares outstanding at December 31, 2015	1	1
Tronox Limited Class B ordinary shares, par value $0.01 — 51,154,280 shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Capital in excess of par value	1,504	1,500
Accumulated deficit / retained earnings	(28)	93
Accumulated other comprehensive loss	(555)	(596)
Total Tronox Limited shareholders’ equity	922	998
Noncontrolling interest	124	112
Total equity	1,046	1,110
Total liabilities and equity	$4,907	$5,027

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Millions of U.S. dollars)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(92)	$(46)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	55	65
Deferred income taxes	(1)	(3)
Share-based compensation expense	5	6
Amortization of deferred debt issuance costs and discount on debt	3	2
Pension and postretirement healthcare benefit expense	2	1
Gain on extinguishment of debt	(4)	—
Other noncash items affecting net loss	12	(4)
Contributions to employee pension and postretirement plans	(4)	(3)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	26	(25)
(Increase) decrease in inventories	37	(4)
(Increase) decrease in prepaid and other assets	3	9
Increase (decrease) in accounts payable and accrued liabilities	(54)	(58)
Increase (decrease) in taxes payable	11	(4)
Other, net	2	(1)
Cash provided by (used in) operating activities	1	(65)
Cash Flows from Investing Activities:
Capital expenditures	(33)	(32)
Proceeds on sale of assets	1	—
Restricted cash	—	(600)
Cash used in investing activities	(32)	(632)
Cash Flows from Financing Activities:
Repayments of debt	(19)	(5)
Proceeds from debt	—	600
Dividends paid	(30)	(29)
Proceeds from the exercise of warrants and options	—	3
Cash provided by (used in) financing activities	(49)	569
Effects of exchange rate changes on cash and cash equivalents	3	(9)
Net decrease in cash and cash equivalents	(77)	(137)
Cash and cash equivalents at beginning of period	229	1,276
Cash and cash equivalents at end of period	$152	$1,139

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(Millions of U.S. dollars)

	Tronox Limited Class A Ordinary Shares	Tronox Limited Class B Ordinary Shares	Capital in Excess of par Value	Accumulated Deficit/ Retained Earnings	Accumulated Other Comprehensive Loss	Total Tronox Limited Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at January 1, 2016	$1	$—	$1,500	$93	$(596)	$998	$112	$1,110
Net loss	—	—	—	(91)	—	(91)	(1)	(92)
Other comprehensive income	—	—	—	—	41	41	13	54
Share-based compensation	—	—	4	—	—	4	—	4
Class A and Class B share dividends	—	—	—	(30)	—	(30)	—	(30)
Balance at March 31, 2016	$1	$—	$1,504	$(28)	$(555)	$922	$124	$1,046

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

On April 1, 2015 (the “Alkali Transaction Date”), we completed the acquisition of 100% of the Alkali Chemicals business (“Alkali”) from FMC Corporation (“FMC”) for an aggregate purchase price of $1.65 billion in cash (the “Alkali Transaction”).  See Note 3 for additional information regarding the Alkali Transaction.

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

In June 2012, Tronox Limited issued Class B ordinary shares (“Class B Shares”) to Exxaro Resources Limited (“Exxaro”) and one of its subsidiaries in consideration for 74% of Exxaro’s South African mineral sands business, and the existing business of Tronox Incorporated was combined with the mineral sands business in an integrated series of transactions whereby Tronox Limited became the parent company (the “Exxaro Transaction”). Exxaro has agreed not to acquire any voting shares of Tronox Limited if, following such acquisition, Exxaro will have a voting interest in Tronox Limited of 50% or more unless Exxaro brings any proposal to make such an acquisition to the Board of Directors of Tronox Limited on a confidential basis. In the event an agreement regarding the proposal is not reached, Exxaro is permitted to make a takeover offer for all the shares of Tronox Limited not held by affiliates of Exxaro, subject to certain non-waivable conditions. At both March 31, 2016 and December 31, 2015, Exxaro held approximately 44% of the voting securities of Tronox Limited. See Note 20 for additional information regarding Exxaro transactions.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited, and have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December        31, 2015. The Condensed Consolidated Balance Sheet as of December 31, 2015 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

During the three months ended March 31, 2015, we recorded out-of-period adjustments that should have been recorded in 2012 through 2014 that decreased cost of goods sold by $3 million, decreased loss before income taxes by $3 million, decreased net loss by $2 million, and decreased loss per share by $0.01. After evaluating the quantitative and qualitative aspects of the adjustments, we concluded the effect of these adjustments, individually and in the aggregate, was not material to our previously issued consolidated financial statements.

Recently Adopted Accounting Pronouncements

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 simplifies the accounting for measurement-period adjustments by eliminating the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. We adopted ASU 2015-16 during the first quarter of 2016. The adoption of ASU 2015-16 did not have an impact on our unaudited condensed consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, Interest – Imputation of Interest (“ASU 2015-15”) and in April 2015, the FASB issued ASU 2015-03, Interest— Imputation of Interest (“ASU 2015-03”). ASU 2015-15 and ASU 2015 - 03 change and simplify the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  ASU 2015-15 stated that it would also be acceptable to present debt issuance costs related to a line of credit arrangement as a direct deduction from the carrying amount of debt. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. We adopted these standards retroactively during the first quarter of 2016.  The adoption of  ASU 2015-03 resulted in decreases to long-term debt and other long term assets as of December 31, 2015 of $45 million. The adoption of ASU 2015-15 did not have a material impact on our unaudited condensed consolidated financial statements.  As of March 31, 2016, debt issuance costs of $42 million are presented as a decrease to long-term debt and $4 million are presented as other long-term assets.

In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 changes the consolidation evaluation for entities that are required to evaluate whether they should consolidate certain legal entities. The standard permits the use of a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption, or a reporting entity may also apply the amendments retrospectively. We adopted ASU 2015-02 during the first quarter of 2016.  The adoption of ASU 2015-02 did not have a material impact on our unaudited condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarifies identifying performance obligations and the licensing implementation guidance. This should be adopted concurrently with the adoption of ASU 2014-09. We have not yet determined the impact, if any, that ASU 2016-10 will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends ASC Topic 718, Compensation – Stock Compensation. ASU 2016-09, simplifies various aspects related to how share-based payments are accounted for and presented in the financial statements including income taxes and forfeitures of awards. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. We have not yet determined the impact that ASU 2016-09 will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), that clarifies that an entity is a principal when it controls the specified good or service before that good or service is transferred to the customer, and is an agent when it does not control the specified good or service before it is transferred to the customer. The effective date for this Update is the same as the effective date of Update 2014-09 (Revenue from Contracts with Customers (Topic 606). Accounting Standards Update No. 2015-14 (Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date) deferred the effective date of Update 2014-09 to interim and annual periods beginning after December 15, 2017. Early adoption is permitted only as of interim and  annual reporting periods beginning after December 15, 2016. We have not yet determined the impact, if any, that ASU 2016-09 will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (a consensus of the Emerging Issues Task Force) (“ASU 2016-05”), which clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument in an existing hedging relationship would not, in and of itself, be considered a termination of the derivative instrument or a change in a critical term of the hedging relationship. As long as all other hedge accounting criteria in ASC 815 are met, a hedging relationship in which the hedging derivative instrument is novated would not be discontinued or require redesignation. This clarification applies to both cash flow and fair value hedging relationships. The standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We have not yet determined the impact, if any, that ASU 2016-09 will have on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”) which includes a lessee accounting model that recognizes two types of leases - finance leases and operating leases. The standard requires that a lessee recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as finance or operating lease. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. We have not yet determined the impact that ASU 2016-02 will have on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers (“ASU 2014-9”), which states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for interim and annual periods beginning after December 15, 2017, and may be applied either retrospectively or on a modified retrospective basis. We have not yet determined the impact that ASU 2014-9 will have on our consolidated financial statements.

2. Restructuring Expense

As part of our cost improvement initiative, in November 2015 we ceased production at our sodium chlorate plant in Hamilton, Mississippi, the “Sodium Chlorate Plant Restructure” resulting in a reduction in our workforce of approximately 50 employees. This action resulted in a charge, consisting primarily of employee severance costs, of $4 million, which was recorded in “Restructuring expense” in the Consolidated Statements of Operations of which $1 million was paid during 2015. During the three months ended March 31, 2016, we made cash payments of $2 million. We expect to pay the remaining $1 million liability over the next twelve months.

In 2015, as part of our commitment to reduce operating costs and working capital, we commenced a global restructuring of our TiO2 segment, the  “Global TiO2  Restructure”, which we expect to complete during the second quarter of 2016. A portion of this initiative involves a reduction in our global TiO2 workforce by approximately 500 employees and outside contractor positions. The restructuring seeks to streamline the operations of our TiO2 segment in order to create a more commercially and operationally efficient business segment. This action resulted in a charge, consisting of employee severance costs and associated costs, of $14 million, which was recorded in “Restructuring expense” in the Consolidated Statements of Operations for the year ended December 31, 2015 of which $2 million was paid during 2015. During the three months ended March 31, 2016, we recorded an additional charge related to our TiO2 segment, consisting of employee severance cost of $2 million which was recorded in “Restructuring expense” in the unaudited Condensed Consolidated Statements of Operations and made cash payments of $11 million. We expect to pay the remaining $3 million over the next twelve months. The cumulative amount incurred to date relating to the Sodium Chlorate Plant Restructure and the Global TiO2 Restructure is $4 million and $16 million, respectively.

A summary of the changes in the liability established for restructuring included in accrued liabilities is as follows:

Restructuring Liability
Balance, January 1, 2016	$15
Additional provision	2
Cash payments	(13)
Balance, March 31, 2016	$4

Restructuring expense by segment for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
TiO2 segment	$1	$—
Corporate	1	—
Total	$2	$—

3. Acquisition of Alkali Chemicals Group

On April 1, 2015, we acquired Alkali because it diversifies our end markets and revenue base, and increases our participation in faster growing emerging market economies. We believe it also provides us greater opportunity to utilize a portion of our U.S. tax attributes in future periods. See Note 4 for a discussion of the tax impact of the Alkali Transaction. We accounted for the Alkali Transaction using the acquisition method under ASC 805, Business Combinations, which requires recording assets acquired and liabilities assumed at fair value. Under the acquisition method of accounting, the assets acquired and liabilities assumed were recorded based on their estimated fair values on the Alkali Transaction Date. The results of the Alkali chemical business are included in the Alkali segment. The valuations were derived from estimated fair value assessments and assumptions used by management.

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

	Three Months Ended March 31,
	2016	2015
Income tax provision	$(12)	$(7)
Loss before income taxes	$(80)	$(39)
Effective tax rate	(15)%	(18)%

The effective tax rate for the three months ended March 31, 2016 and 2015 differs from the Australian        statutory rate of 30% primarily due to valuation allowances, income in foreign jurisdictions taxed at rates lower than 30%, and withholding tax accruals.

The statutory tax rates on income earned in South Africa (28% for limited liability companies), The Netherlands (25% for corporations), and the United Kingdom (20% for corporations and limited liability companies and not applicable for certain limited liability partners) are lower than the Australian statutory rate of 30%. The statutory tax rate, applied against losses in the United States (35% for corporations), is higher than the Australian statutory rate of 30%.

As a result of the Alkali Transaction, we expect to offset a portion of our previously existing US tax attributes with income generated by the Alkali entities. This expectation, however, does not change our overall judgement regarding the utilization of existing deferred tax assets.

We continue to maintain full valuation allowances related to the total net deferred tax assets in Australia, The Netherlands, and the United States, excluding the Alkali separate company states, as we cannot objectively assert that these deferred tax assets are more likely than not to be realized. Excluding the Alkali separate company states, future provisions for income taxes will include no tax benefits with respect to losses incurred and tax expense only to the extent of current state tax payments until the valuation allowances are eliminated. Additionally, we have valuation allowances against specific tax assets in South Africa.

These conclusions were reached by the application of ASC 740, Income Taxes, which require all available positive and negative evidence be weighted to determine whether a valuation allowance should be recorded. The more significant evidential matter in Australia, the United States, and The Netherlands relates to recent book losses and the lack of sufficient projected taxable income. The more significant evidential matter for South Africa relates to assets that cannot be depleted or depreciated for tax purposes.

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

We received a private letter ruling from the U.S. Internal Revenue Service confirming that the trusts that held the claims against Anadarko are grantor trusts of Tronox Incorporated solely for federal income tax purposes. As a result, we believe we are entitled to tax deductions equal to the amount spent by the trusts to remediate environmental matters and to compensate the injured individuals. These deductions will accrue over the life of the trusts as the $5.2 billion is spent. We believe that these expenditures and the accompanying tax deductions may continue for decades. At March 31, 2016, approximately $2.4 billion of the trust expenditures expected from the litigation proceeds have been incurred.

5. Loss Per Share

The computation of basic and diluted loss per share for the periods indicated is as follows:

	Three Months Ended March 31,
	2016	2015
Numerator – Basic and Diluted:
Net loss	$(92)	$(46)
Less: Net income (loss) attributable to noncontrolling interest	(1)	3
Undistributed net loss	(91)	(49)
Percentage allocated to ordinary shares (1)	100%	100%
Loss available to ordinary shares	$(91)	$(49)
Denominator – Basic and Diluted:
Weighted-average ordinary shares (in thousands)	115,920	115,374
Loss per Ordinary Share (2):
Basic and diluted loss per ordinary share	$(0.78)	$(0.42)

(1)	Our participating securities do not have a contractual obligation to share in losses; therefore, when we have a net loss, none of the loss is allocated to participating securities. Consequently, for the three months ended March 31, 2016 and 2015, the two class method did not have an effect on our loss per ordinary share calculation, and as such, dividends paid during the year did not impact this calculation.

(2)	Loss per ordinary share amounts were calculated from exact, not rounded net loss and share information.

In computing diluted loss per share under the two-class method, we considered potentially dilutive shares. Anti-dilutive shares not recognized in the diluted earnings per share calculation were as follows:

	March 31, 2016		March 31, 2015
	Shares	Average Exercise Price	Shares	Average Exercise Price
Options	2,078,556	$21.16	2,354,491	$21.14
Series A Warrants (1)	1,438,289	$8.55	1,274,837	$10.91
Series B Warrants (1)	1,947,234	$9.43	1,723,877	$12.04
Restricted share units	5,700,695	$7.28	1,488,889	$23.03

(1)	Series A Warrants and Series B Warrants were converted into Class A ordinary shares at March 31, 2016 and 2015 using a rate of 6.01 and 5.32, respectively. See Note 16.

6. Accounts Receivable, Net of Allowance for Doubtful Accounts

Accounts receivable, net of allowance for doubtful accounts, consisted of the following:

	March 31, 2016	December 31, 2015
Trade receivables	$344	$367
Other	24	25
Subtotal	368	392
Allowance for doubtful accounts	(1)	(1)
Accounts receivable, net of allowance for doubtful accounts	$367	$391

Bad debt expense was less than $1 million for both the three months ended March 31, 2016 and 2015, and was recorded in “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations.

7. Inventories, Net

Inventories, net consisted of the following:

	March 31, 2016	December 31, 2015
Raw materials	$243	$248
Work-in-process	51	43
Finished goods, net	215	245
Materials and supplies, net (1)	107	106
Total	616	642
Less: Inventories, net – non-current	—	(12)
Inventories, net - current	$616	$630

(1)	Consists of processing chemicals, maintenance supplies, and spare parts, which will be consumed directly and indirectly in the production of our products.

Finished goods include inventory on consignment of $27 million and $30 million at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016 and December 31, 2015, inventory obsolescence reserves were $19 million and $18 million, respectively. At March 31, 2016 and December 31, 2015, reserves for lower of cost or market were $52 million and $63 million, respectively.

8. Property, Plant and Equipment, Net

Property, plant and equipment, net of accumulated depreciation, consisted of the following:

	March 31, 2016	December 31, 2015
Land and land improvements	$156	$143
Buildings	291	189
Machinery and equipment	1,837	1,765
Construction-in-progress	136	261
Other	47	44
Total	2,467	2,402
Less accumulated depreciation and amortization	(608)	(559)
Property, plant and equipment, net (1)	$1,859	$1,843

(1)	Substantially all of these assets are pledged as collateral for our debt. See Note 12.

Depreciation expense related to property, plant and equipment during the three months ended March 31, 2016 and 2015 was $39 million and $37 million, respectively, of which $38 million and $36 million, respectively, was recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations and $1 million in each period was recorded in “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations.

9. Mineral Leaseholds, Net

Mineral leaseholds, net of accumulated depletion, consisted of the following:

	March 31, 2016	December 31, 2015
Mineral leaseholds	$1,968	$1,948
Less accumulated depletion	(356)	(344)
Mineral leaseholds, net	$1,612	$1,604

Depletion expense related to mineral leaseholds during the three months ended March 31, 2016 and 2015 was $10 million and $21 million, respectively, which was recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations.

10. Intangible Assets, Net

Intangible assets, net of accumulated amortization, consisted of the following:

	March 31, 2016			December 31, 2015
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$294	$(103)	$191	$294	$(98)	$196
TiO2 technology	32	(8)	24	32	(8)	24
Internal-use software	37	(14)	23	37	(13)	24
Other	9	(9)	—	9	(9)	—
Intangible assets, net	$372	$(134)	$238	$372	$(128)	$244

Amortization expense related to intangible assets during the three months ended March 31, 2016 and 2015 was $6 million and $7 million, respectively, of which $5 million and $7 million, respectively, was recorded in “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations. During the three months ended March 31, 2016 and 2015, $1 million and less than $1 million, respectively, of amortization expense was recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statement of Operations. Estimated future amortization expense related to intangible assets is $18 million for the remainder of 2016, $25 million for 2017, $25 million for 2018, $25 million for 2019, $25 million for 2020, and $120 million thereafter.

11. Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2016	December 31, 2015
Employee-related costs and benefits	$64	$69
Restructuring costs	4	15
Interest	10	35
Sales rebates	19	28
Taxes other than income taxes	8	11
Other	25	22
Accrued liabilities	$130	$180

12. Debt

Short-term debt consisted of the following:

	March 31, 2016	December 31, 2015
UBS Revolver	$150	$150
Short-term debt (1)	$150	$150

(1)	Average effective interest rate of 3.9% during the three months ended March 31, 2016.

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

On April 1, 2015, we borrowed $150 million against the UBS Revolver, which was outstanding at both March 31, 2016 and December 31, 2015. During the three months ended March 31, 2016 and 2015 we had no drawdowns or repayments on the UBS Revolver. At March 31, 2016 and December 31, 2015, our amount available to borrow was $204 million and $217 million, respectively.

ABSA Revolving Credit Facility

We have a R1.3 billion (approximately $88 million at March 31, 2016) revolving credit facility with ABSA Bank Limited (“ABSA”) acting through its ABSA Capital Division with a maturity date of June 14, 2017 (the “ABSA Revolver”). The ABSA Revolver bears interest at (i) the base rate (defined as one month JIBAR, which is the mid-market rate for deposits in South African Rand for a period equal to the relevant period which appears on the Reuters Screen SAFEY Page alongside the caption YLD) as of 11h00 Johannesburg time on the first day of the applicable period, plus (ii) the Margin, which is 3.9%.

During the three months ended March 31, 2016 and 2015, we had no drawdowns or repayments on the ABSA Revolver. At both March 31, 2016 and December 31, 2015, there were no outstanding borrowings on the ABSA Revolver.

Long-term debt, net of an unamortized discount and debt issuance costs, consisted of the following:

	Original Principal	Annual Interest Rate	Maturity Date	March 31, 2016	December 31, 2015
Term Loan, net of unamortized discount (1)	$1,500	Variable	3/19/2020	$1,451	$1,454
Senior Notes due 2020	$900	6.375%	8/15/2020	896	900
Senior Notes due 2022	$600	7.50%	3/15/2022	584	600
Co-generation Unit Financing Arrangement	$16	6.5%	2/1/2016	—	1
Lease financing				18	16
Total borrowings				2,949	2,971
Less: Long-term debt due within one year				(16)	(16)
Debt issuance costs				(42)	(45)
Long-term debt				$2,891	$2,910

(1)	Average effective interest rate of 4.9% and 4.4% during the three months ended March 31, 2016 and 2015, respectively.

At March 31, 2016, the scheduled maturities of our long-term debt were as follows:

Total Borrowings
2016	$12
2017	16
2018	16
2019	16
2020	2,298
Thereafter	597
Total	2,955
Remaining accretion associated with the Term Loan	(6)
Total borrowings	$2,949

Term Loan

On March 19, 2013, we, along with our wholly owned subsidiary, Tronox Pigments (Netherlands) B.V., and certain of our subsidiaries named as guarantors, entered into a Second Amended and Restated Credit and Guaranty Agreement (the “Second Agreement”) with Goldman Sachs Bank USA, as administrative agent and collateral agent, and Goldman Sachs Bank USA, UBS Securities LLC, Credit Suisse Securities (USA) LLC and RBC Capital Markets, as joint lead arrangers, joint bookrunners and co-syndication agents. Pursuant to the Second Agreement, we obtained a $1.5 billion senior secured term loan (the “Term Loan”). The Term Loan was issued net of an original issue discount. At both March 31, 2016 and December 31, 2015, the unamortized discount was $6 million.  We made principal repayments during the three months ended March 31, 2016 and 2015 of $3 million and $4 million, respectively.

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

On September 17, 2013, Tronox Finance issued $900 million in aggregate principal amount of registered 6.375% Senior Notes due 2020 in exchange for its then existing $900 million in aggregate principal amount of its 6.375% Senior Notes due 2020. The Senior Notes due 2020 are guaranteed by Tronox and certain of its subsidiaries. See Note 22. There were no repayments during the three months ended March 31, 2016 and 2015. During the three months ended March 31, 2016, we repurchased $4 million of face value of notes at a price of 77% of par, resulting in a net gain of approximately $1 million which was included in “Gain on extinguishment of debt” in the unaudited Condensed Consolidated Statements of Operations.

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

On April 1, 2015, in connection with the Alkali Transaction, Evolution merged with and into Tronox Finance, Tronox Finance assumed the obligations of Evolution under the Indenture and the Senior Notes due 2022, and the proceeds from the offering were released to us to partially pay the purchase price for the Alkali Transaction. We and certain of our subsidiaries entered into a supplemental indenture (the “First Supplemental Indenture”), by and among us, Tronox Finance, the guarantors party thereto, and the Trustee, pursuant to which we and such subsidiaries became guarantors of the Senior Notes due 2022 under the Indenture. The Senior Notes due 2022 have not been registered under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. There were no repayments during the three months ended March 31, 2016 and 2015. During the three months ended March 31, 2016, we repurchased $16 million of face value of notes at a weighted average price of 76% of par, resulting in a net gain of approximately $3 million which was included in “Gain on extinguishment of debt” in the unaudited Condensed Consolidated Statements of Operations.

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

As of March 31, 2016, we had $204 million available under the $500 million UBS Revolver, $88 million available under the ABSA Revolver and $152 million in cash and cash equivalents. In the next twelve months, we expect that our operations and available borrowings under our revolving credit agreements will provide sufficient cash to fund our operating expenses, capital expenditures, interest payments, debt repayments, and dividends.

Lease Financing

We have capital lease obligations in South Africa, which are payable through 2031 at a weighted average interest rate of approximately 14%. At both March 31, 2016 and December 31, 2015, such obligations had a net book value of assets recorded under capital leases aggregating $14 million. During each of the three months ended March 31, 2016 and 2015, we made principal payments of less than $1 million.

Fair Value

Our debt is recorded at historical amounts. At March 31, 2016 and December 31, 2015, the fair value of the Term Loan was $1.4 billion and $1.3 billion, respectively. At March 31, 2016 and December 31, 2015, the fair value of the Senior Notes due 2020 was $700 million and $520 million, respectively. At March 31, 2016 and December 31, 2015, the fair value of the Senior Notes due 2022 was $445 million and $347 million, respectively. We determined the fair value of the Term Loan, the Senior Notes due 2020 and the Senior Notes due 2022 using quoted market prices. The fair value hierarchy for the Term Loan, the Senior Notes due 2020 and the Senior Notes due 2022 is a Level 1 input. Balances outstanding under our UBS Revolver are carried at contracted amounts, which approximate fair value based on the short term nature of the borrowing and the variable interest rate. The fair value hierarchy for our UBS Revolver is a Level 2 input.

Debt Covenants

At March 31, 2016, we had financial covenants in the UBS Revolver, the ABSA Revolver and the Term Loan; however, only the ABSA Revolver had a financial maintenance covenant that applies to local operations and only when the ABSA Revolver is drawn upon. The Term Loan and the UBS Revolver are subject to an intercreditor agreement pursuant to which the lenders’ respective rights and interests in the security are set forth. We were in compliance with all our financial covenants as of and for the three months ended March 31, 2016.

Interest and Debt Expense, Net

Interest and debt expense, net in the unaudited Condensed Consolidated Statements of Operations consisted of the following:

	Three Months Ended March 31,
	2016	2015
Interest on debt	$44	$32
Amortization of deferred debt issuance costs and discounts on debt	3	2
Other	—	1
Capitalized interest	(1)	(1)
Total interest and debt expense, net	$46	$34

In connection with obtaining debt, we incurred debt issuance costs, which are being amortized through the respective maturity dates using the effective interest method. At both March 31, 2016 and December 31, 2015, we had deferred debt issuance costs of $4 million related to the UBS and ABSA Revolvers which are recorded in “Other long-term assets” in the unaudited Condensed Consolidated Balance Sheets and $42 million and $45 million, respectively, as a direct reduction of the carrying value of the long term debt.

13. Asset Retirement Obligations

Asset retirement obligations consist primarily of rehabilitation and restoration costs, landfill capping costs, decommissioning costs, and closure and post-closure costs. Activity related to asset retirement obligations was as follows:

	Three Months Ended March 31,
	2016	2015
Beginning balance	$81	$90
Additions	—	1
Accretion expense	1	1
Remeasurement/translation	4	(6)
Changes in estimates, including cost and timing of cash flows	1	1
Settlements/payments	—	(1)
Ending balance	$87	$86
Current portion included in “Accrued liabilities”	$6	$5
Noncurrent portion included in “Asset retirement obligations”	$81	$81

Environmental Rehabilitation Trust

In accordance with applicable regulations, we have established an environmental rehabilitation trust for the prospecting and mining operations in South Africa, which receives, holds, and invests funds for the rehabilitation or management of asset retirement obligations. The trustees of the fund are appointed by us, and consist of sufficiently qualified employees capable of fulfilling their fiduciary duties. At March 31, 2016 and December 31, 2015, the environmental rehabilitation trust assets were $13 million and $12 million, respectively, which were recorded in “Other long-term assets” in the unaudited Condensed Consolidated Balance Sheets.

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

Our businesses rely on natural gas as one of the main fuel sources in our production process. Natural gas prices have historically been volatile.  Natural gas prices could increase as a result of reduced domestic drilling and production activity. Drilling and production operations are subject to extensive federal, state, local and foreign laws and government regulations, which could directly curtail such activity or increase the cost of drilling, resulting in reduced levels of drilling activity and therefore increased natural gas prices. This exposes us to commodity price risk.

 We mitigate our exposures to currency risks and commodity price risks, through a controlled program of risk management that includes the use of derivative financial instruments. We enter into foreign exchange contracts, including forward contracts, to reduce the effects of fluctuating foreign currency exchange rates. We also use commodity price swap contracts, which qualify as cash flow hedges, to manage forecasted exposure to natural gas prices.

We formally document all relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking the various natural gas commodity price hedge transactions. This process includes relating derivatives that are designated as cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. We also formally assess both at the inception of the hedge and throughout its term, whether each derivative is highly effective in offsetting changes in cash flows of the hedged item. If we determine that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, we discontinue hedge accounting with respect to that derivative prospectively.

We recognize all derivatives in the unaudited Condensed Consolidated Balance Sheets at fair value. On the date the derivative instrument is entered into, we generally assess whether to designate the derivative a hedge of the variability of cash flows to be received or paid related to a forecasted transaction (cash flow hedge) or not.

Our currency forward contracts are not designated for hedge accounting treatment under ASC 815, Derivatives and Hedging. As such, changes in the fair value are recorded in “Other income (expense), net” in the unaudited Condensed Consolidated Statements of Operations. We did not record any gains or losses during the three months ended March 31, 2016 and 2015 related to forward contracts. At March 31, 2016 and December 31, 2015, we did not have any forward contracts in place.

We have designated our natural gas commodity price contracts, which qualify as cash flow hedges, for hedge accounting treatment under ASC 815, Derivatives and Hedging. Our current natural gas derivative contracts mature on December 31, 2016. We perform an analysis for effectiveness of the derivatives at the end of each quarter based on the terms of the contract and underlying item being hedged. The effective portion of the change in the fair value of cash flow hedges is deferred in other comprehensive loss and is subsequently recognized in the “Cost of goods sold”  on the unaudited Condensed Consolidated Statements of Operations for commodity hedges, when the hedged item impacts earnings. Changes in fair value of derivative assets and liabilities designated as hedging instruments are shown in “Other noncash items affecting  net loss” within operating activities in the unaudited Consolidated Statements of Cash Flows. Any portion of the change in fair value of derivatives designated as hedging instruments that is determined to be ineffective is recorded in “Other income (expense), net” in the unaudited Condensed Consolidated Statements of Operations.

At March 31, 2016, we had the fair value of a current open natural gas commodity price contract in other comprehensive loss and in “Prepaid and other assets” in the unaudited Condensed Consolidated Balance Sheets reflecting a net after tax gain position of less than $1 million designated as cash flow hedges of underlying forecasted purchases of natural gas. The current open commodity contract hedges forecasted transactions until December 31, 2016. At March 31, 2016, we had an equivalent of 3.2 million mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contract to hedge forecasted purchases. The fair value of the natural gas commodity price contract was based on market price quotations and the use of a pricing model. The contract was considered a level 2 asset at March 31, 2016.

15. Commitments and Contingencies

Purchase and Capital Commitments—At March 31, 2016, purchase commitments were $112 million for the remainder of 2016, $105 million for 2017, $93 million for 2018, $74 million for 2019, $55 million for 2020 and $317 million thereafter.

Letters of Credit—At March 31, 2016, we had outstanding letters of credit, bank guarantees, and performance bonds of $64 million, of which $40 million were letters of credit issued under the UBS Revolver, $17 million were bank guarantees issued by ABSA, $4 million were bank guarantees issued by Standard Bank and $3 million were performance bonds issued by Westpac Banking Corporation.

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

16. Shareholders’ Equity

The changes in outstanding Class A ordinary shares (“Class A Shares”) and Class B ordinary shares (“Class B Shares”) for the three months ended March 31, 2016 were as follows:

Class A Shares:
Balance at January 1, 2016	64,521,851
Shares issued for share-based compensation	477,244
Balance at March 31, 2016	64,999,095
Class B Shares:
Balance at both January 1, 2016 and March 31, 2016	51,154,280

Warrants

We have outstanding Series A Warrants (the “Series A Warrants”) and Series B Warrants (the “Series B Warrants,” and together with the Series A Warrants, the “Warrants”). At March 31, 2016, holders of the Warrants were entitled to purchase 6.01 Class Shares and receive $12.50 in cash at an exercise price of $51.37 for each Series A Warrant and $56.69 for each Series B Warrant. The Warrants have a seven-year term from the date initially issued and will expire on February 14, 2018. A holder may exercise the Warrants by paying the applicable exercise price in cash or exercising on a cashless basis. The Warrants are freely transferable by the holder. At both March 31, 2016 and December 31, 2015, there were 239,316 Series A Warrants outstanding and 323,999 Series B Warrants outstanding.

Dividends

During 2016, we declared and paid quarterly dividends to holders of our Class        A Shares and Class B Shares as follows:

Q1 2016
Dividend per share	$0.25
Total dividend	$30
Record date (close of business)	March 4

Accumulated Other Comprehensive Loss Attributable to Tronox Limited

The tables below present changes in accumulated other comprehensive loss by component for the three months ended March 31, 2016 and 2015.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Total
Balance, January 1, 2016	$(494)	$(102)	$(596)
Other comprehensive income	40	—	40
Amounts reclassified from accumulated other comprehensive loss	—	1	1
Balance, March 31, 2016	$(454)	$(101)	$(555)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Total
Balance, January 1, 2015	$(279)	$(117)	$(396)
Other comprehensive income (loss)	(48)	1	(47)
Balance, March 31, 2015	$(327)	$(116)	$(443)

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

Noncontrolling interest activity was as follows:

	Three Months Ended March 31,
	2016	2015
Balance, January 1	$112	$178
Net income (loss) attributable to noncontrolling interest	(1)	3
Effect of exchange rate changes	13	(15)
Balance, March 31	$124	$166

18. Share-Based Compensation

Compensation expense consisted of the following:

	Three Months Ended March 31,
	2016	2015
Restricted shares and restricted share units	$4	$3
Options	1	2
T-Bucks Employee Participation Plan	—	1
Total compensation expense	$5	$6

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

Restricted Shares

During the three months ended March 31, 2016, we granted restricted shares which vest ratably over a three-year period. These awards are classified as equity awards, and are accounted for using the fair value established at the grant date.

The following table presents a summary of activity for the three months ended March 31, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2016	373,278	$22.02
Granted	244,362	3.57
Vested	(118,926)	21.27
Forfeited	(199,577)	22.21
Outstanding, March 31, 2016	299,137	$7.12
Expected to vest, March 31, 2016	299,073	$7.11

At March 31, 2016, there was $1 million of unrecognized compensation expense related to nonvested restricted shares, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.4 years. The weighted-average grant-date fair value of restricted shares granted during the three months ended March 31, 2016 and 2015 was $3.57 per share and $21.14 per share, respectively. The total fair value of restricted shares that vested during the three months ended March 31, 2016 was $3 million.

Restricted Share Units (“RSUs”)

During the three months ended March 31, 2016, we granted RSUs which have time and/or performance conditions. Both the time-based awards and the performance-based awards are classified as equity awards. The time-based awards vest ratably over a three-year period, and are valued at the weighted average grant date fair value. The performance-based awards cliff vest at the end of the three years. Included in the performance-based awards are RSUs for which vesting is determined by a Total Stockholder Return (“TSR”) calculation over the applicable measurement period. The TSR metric is considered a market condition for which we use a Monte Carlo simulation to determine the grant date fair value.
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2016	1,494,027	$23.04
Granted	4,765,250	4.06
Vested	(392,962)	21.66
Forfeited	(165,620)	22.55
Outstanding, March 31, 2016	5,700,695	$7.28
Expected to vest, March 31, 2016	5,493,095	$7.38

At March 31, 2016, there was $31 million of unrecognized compensation expense related to nonvested RSUs, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.1 years. The weighted-average grant-date fair value of restricted share units granted during the three months ended March 31, 2016 and 2015 was $4.06 per share and $23.50 per share, respectively. The total fair value of RSUs that vested during the three months ended March 31, 2016 was $9 million.

Options

The following table presents a summary of activity for the three months ended March 31, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Intrinsic Value
Outstanding, January 1, 2016	2,189,967	$21.15	7.39	$—
Forfeited	(39,837)	20.84
Expired	(71,574)	20.87
Outstanding, March 31, 2016	2,078,556	$21.16	7.00	$—
Expected to vest, March 31, 2016	246,672	$22.09	7.86	$—
Exercisable, March 31, 2016	1,827,572	$21.04	6.88	$—

The aggregate intrinsic values in the table represent the total pre-tax intrinsic value (the difference between our share price at the indicated dates and the options’ exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at the end of the period. The amount will change based on the fair market value of our stock. No options were exercised during the three months ending March 31, 2016.  Total intrinsic value of options exercised was less than $1 million for of the three months ended March 31, 2015. We issue new shares upon the exercise of options.  We did not receive any cash for the exercise of stock options during the three months ended March 31, 2016.

At March 31, 2016, unrecognized compensation expense related to options, adjusted for estimated forfeitures, was $2 million, which is expected to be recognized over a weighted-average period of 0.9 years.

We did not issue any options during the three months ended March 31, 2016.  During the three months ended March 31, 2015, we issued 2,380 options, with a weighted average grant date fair value of $7.04.

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

T-Bucks Employee Participation Plan (“T-Bucks EPP”)

During 2012, we established the T-Bucks EPP for the benefit of certain qualifying employees of our South African subsidiaries. We funded the T-Bucks Trust (the “Trust”) with R124 million (approximately $15 million), which was used to acquire Class A Shares. Additional contributions may be made in the future at the discretion of the Board. The T-Bucks EPP is classified as an equity-settled shared-based payment plan, whereby participants were awarded share units in the Trust, which entitles them to receive Class A Shares upon completion of the vesting period on May 31, 2017. Participants are entitled to receive dividends on the shares during the vesting period. Forfeited shares are retained by the Trust, and are allocated to future participants. Compensation costs are recognized over the vesting period using the straight-line method. During 2012, the Trust purchased 548,234 Class A Shares at $25.79 per share, which was the fair value on the date of purchase. The balance at both March 31, 2016 and December 31, 2015 was 548,234 shares.

Long-Term Incentive Plan

We have a long-term incentive plan (the “LTIP”) for the benefit of certain qualifying employees of Tronox subsidiaries in South Africa and Australia. The LTIP is classified as a cash settled compensation plan and is re-measured to fair value at each reporting date. At both March 31, 2016 and December 31, 2015, the LTIP plan liability was less than $1 million.

19. Pension and Other Postretirement Healthcare Benefits

We sponsor two noncontributory defined benefit retirement plans in the United States, the qualified retirement plan and Alkali qualified retirement plan. We also have a defined benefit retirement plan and a collective defined contribution plan (a multiemployer plan) in The Netherlands, and a postretirement healthcare plan in South Africa.

The components of net periodic cost associated with our U.S. defined benefit plans and The Netherlands defined plan recognized in the unaudited Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended March 31,
	2016	2015
Net periodic cost:
Service cost	$1	$—
Interest cost	5	5
Expected return on plan assets	(5)	(5)
Net amortization of actuarial losses	1	1
Total net periodic cost	$2	$1

The components of net periodic cost associated with the postretirement healthcare plan for both the three months ended March 31, 2016 and 2015 were less than $1 million.

For both the three months ended March 31, 2016 and 2015, we contributed $1 million to The Netherlands multiemployer plan, which was recognized in the unaudited Condensed Consolidated Statement of Operations.

In April 2016, the Board of Trustees of our Netherlands defined benefit plan (“TDF-Botlek Plan”) filed their intentions with the Netherlands Chamber of Commerce to merge the TDF-Botlek Plan into the collective defined contribution plan, a multi-employer plan administered by the industrywide Pension Fund for the Graphical Industry, which we joined on January 1, 2015. This merger is expected to occur in the fourth quarter of 2016.

20. Related Parties

Exxaro

We had service level agreements with Exxaro for services such as tax preparation and research and development, as well as information technology services, which expired during 2015. Such service level agreements amounted to less than $1 million and $1 million of expense during the three months ended March 31, 2016 and 2015, respectively, which was included in “Selling, general and administrative expense” in the unaudited Consolidated Statements of Operations. Additionally, we have a professional service agreement with Exxaro related to the Fairbreeze construction project. During the three months ended March 31, 2016 and 2015, we paid $1 million  and less than $1 million, respectively, to Exxaro, which was capitalized in “Property, plant and equipment, net” in our unaudited Condensed Consolidated Balance Sheets. At March 31, 2016 and December 31, 2015, we had less than $1 million and $1 million , respectively, of related party payables, which were recorded in “Accounts payable” in our Condensed Consolidated Balance Sheets.

Agreements and Transactions with Affiliates

We hold a membership in ANSAC, which is responsible for promoting exports of US-produced soda ash. Under the ANSAC membership agreement, Alkali’s exports of soda ash to all markets except Canada, European community, European Free Trade Association and the Southern African Customs Union are exclusively through ANSAC. Certain sales and marketing costs incurred by ANSAC are charged directly to us. Selling, general and administrative expenses in the unaudited Condensed Consolidated Statement of Operations include amounts charged to us by ANSAC principally consisting of salaries, benefits, office supplies, professional fees, travel, rent and certain other costs, amounted to $1 million for the three months ended March 31, 2016. During the three months ended March 31, 2016, we recorded net sales to ANSAC of $60 million which was included in “Net sales” in the  unaudited Condensed Consolidated Statements of Operations. At March 31, 2016 and December 31, 2015, we had $46 million and $47 million, respectively, of related party receivables from ANSAC which were recorded in “Accounts receivable, net of allowance for doubtful accounts” in our unaudited Condensed Consolidated Balance Sheet. At March 31, 2016 and December 31, 2015, we had related party payables due to ANSAC of $1 million and $2 million, respectively, recorded in “Accounts payable” in our unaudited Condensed Consolidated Balance Sheet. Additionally, during the three month ended March 31, 2016, “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations included $2 million of charges to us by ANSAC for freight costs incurred on our behalf.  At both March 31, 2016 and December 31, 2015,  “Accounts payable” in the unaudited Condensed Consolidated Balance Sheets included $1 million of payables to ANSAC for freight costs incurred on our behalf.

In connection with the Alkali Transaction, we acquired FMC’s one-third ownership interest in a joint venture, Natronx Technologies LLC “Natronx”. Natronx manufactures and markets sodium-based, dry sorbents for air pollution control in electric utility and industrial boiler operations. Pursuant to an agreement with Natronx, we purchase ground trona from a third-party vendor as an agent on its behalf (the “Supply Agreement”). We also provide certain administrative services such as accounting, technology and customer services to Natronx under a service level agreement (the “SLA”). We are reimbursed by Natronx for the related costs incurred under the Supply Agreement and the SLA. At both March 31, 2016 and December 31, 2015, we had $1 million of receivables related to these agreements, which were recorded in “Accounts receivable, net of allowance for doubtful accounts” in the unaudited Condensed Consolidated Balance Sheet. The Board of Directors of Natronx has approved the termination of the company’s business operations. Discussions among the owners are proceeding regarding liquidation and dissolution of the company. During April, 2016, Natronx notified its customers of its intent to cease operations and end deliveries of product on June 30, 2016.  We do not expect to incur any material costs associated with the dissolution of this venture.

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

Segment performance is evaluated based on segment operating income (loss), which represents the results of segment operations before unallocated costs, such as general corporate expenses not identified to a specific segment, interest expense, other income(expense), net and income tax expense or benefit.

Net sales and loss from operations by segment were as follows:

	Three Months Ended March 31,
	2016	2015
TiO2 segment	$285	$385
Alkali segment	190	—
Net sales (1)	$475	$385
TiO2 segment	$(36)	$9
Alkali segment	20	—
Corporate	(13)	(18)
Loss from operations	(29)	(9)
Interest and debt expense, net	(46)	(34)
Gain on extinguishment of debt	4	—
Other income (expense), net	(9)	4
Loss before income taxes	(80)	(39)
Income tax provision	(12)	(7)
Net loss	$(92)	$(46)

(1)	Net sales to external customers, by geographic region, based on country of production, were as follows:

	Three Months Ended March 31,
	2016	2015
U.S. operations	$309	$157
International operations:
Australia	76	80
South Africa	37	92
The Netherlands	53	56
Total	$475	$385

 Net sales from external customers for each similar product were as follows:

	Three Months Ended March 31,
	2016	2015
Pigment	$216	$246
Alkali	190	—
Titanium feedstock	57	114
Electrolytic	12	25
Total	$475	$385

During the three months ended March 31, 2016, our ten largest third-party TiO2 customers and our ten largest Alkali customers represented approximately 20% and 25%, respectively, of our consolidated net sales. ANSAC accounted for 13% of our consolidated net sales.

Capital expenditures by segment were as follows:

	Three Months Ended March 31,
	2016	2015
TiO2 segment	$17	$31
Alkali segment	16	—
Corporate	—	1
Total	$33	$32

Total assets by segment were as follows:

	March 31, 2016	December 31, 2015
TiO2 segment	$3,021	$3,055
Alkali segment	1,685	1,690
Corporate	201	282
Total	$4,907	$5,027

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

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2016
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$475	$(60)	$—	$—	$403	$132
Cost of goods sold	455	(57)	—	—	384	128
Gross profit	20	(3)	—	—	19	4
Selling, general and administrative expenses	(47)	1	—	(10)	(28)	(10)
Restructuring expense	(2)	—	—	—	(1)	(1)
Income (loss) from operations	(29)	(2)	—	(10)	(10)	(7)
Interest and debt expense, net	(46)	—	(26)	—	(2)	(18)
Intercompany interest income (expense)	—	—	—	127	(140)	13
Gain on extinguishment of debt	4	—	4	—	—	—
Other income (expense), net	(9)	—	—	—	—	(9)
Equity in earnings of subsidiary	—	188	—	(161)	(27)	—
Income (loss) before income taxes	(80)	186	(22)	(44)	(179)	(21)
Income tax benefit (provision)	(12)	—	7	(47)	30	(2)
Net income (loss)	(92)	186	(15)	(91)	(149)	(23)
Net income attributable to noncontrolling interest	(1)	(1)	—	—	—	—
Net income (loss) attributable to Tronox Limited	$(91)	$187	$(15)	$(91)	$(149)	$(23)

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended March 31, 2016
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net income (loss)	$(92)	$186	$(15)	$(91)	$(149)	$(23)
Other comprehensive income (loss):
Foreign currency translation adjustments	53	(90)	—	40	50	53
Pension and postretirement plans	1	—	—	1	—	—
Other comprehensive income (loss)	54	(90)	—	41	50	53
Total comprehensive income (loss)	(38)	96	(15)	(50)	(99)	30
Comprehensive income (loss) attributable to noncontrolling interest:
Net income	(1)	(1)	—	—	—	—
Foreign currency translation adjustments	13	13	—	—	—	—
Comprehensive income (loss) attributable to noncontrolling interest	12	12	—	—	—	—
Comprehensive income (loss) attributable to Tronox Limited	$(50)	$84	$(15)	$(50)	$(99)	$30

GUARANTOR CONDENSED CONSOLIDATING BALANCE SHEETS
As of March 31, 2016
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Cash and cash equivalents	$152	$—	$13	$3	$86	$50
Restricted cash	3	—	—	—	3	—
Accounts receivable, net	367	—	—	—	291	76
Inventories, net	616	(25)	—	—	433	208
Other current assets	36	(4,556)	635	1,566	1,233	1,158
Investment in subsidiaries	—	2,693	—	(3,393)	700	—
Property, plant and equipment, net	1,859	—	—	—	1,370	489
Mineral leaseholds, net	1,612	—	—	—	1,258	354
Intercompany loans receivable	—	(7,040)	644	5,936	77	383
Other long-term assets	262	—	—	—	244	18
Total assets	$4,907	$(8,928)	$1,292	$4,112	$5,695	$2,736
LIABILITIES AND EQUITY
Short-term debt	$150	$—	$—	$—	$150	$—
Other current liabilities	347	(4,556)	20	2,545	2,151	187
Long-term debt	2,891	—	1,459	—	—	1,432
Intercompany loans payable	—	(7,040)	—	644	6,325	71
Other long-term liabilities	473	—	—	1	276	196
Total liabilities	3,861	(11,596)	1,479	3,190	8,902	1,886
Total equity	1,046	2,668	(187)	922	(3,207)	850
Total liabilities and equity	$4,907	$(8,928)	$1,292	$4,112	$5,695	$2,736

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2016
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Cash Flows from Operating Activities:
Net income (loss)	$(92)	$186	$(15)	$(91)	$(149)	$(23)
Depreciation, depletion and amortization	55	—	—	—	46	9
Other	38	(186)	(36)	135	131	(6)
Cash provided by (used in) operating activities	1	—	(51)	44	28	(20)
Cash Flows from Investing Activities:
Capital expenditures	(33)	—	—	—	(23)	(10)
Proceeds on sale of assets	1	—	—	—	1	—
Collections of intercompany loans	—	(97)	79	—	—	18
Issuance of Intercompany loans	—	67	—	—	(67)	—
Cash provided by (used in) investing activities	(32)	(30)	79	—	(89)	8
Cash Flows from Financing Activities:
Repayments of debt	(19)	—	(15)	—	—	(4)
Repayments of intercompany loans	—	97	—	(79)	(18)	—
Proceeds from intercompany loans	—	(67)	—	67	—	—
Dividends paid	(30)	—	—	(30)	—	—
Cash provided by (used in) financing activities	(49)	30	(15)	(42)	(18)	(4)
Effects of exchange rate changes on cash and cash equivalents	3	—	—	—	—	3
Net increase (decrease) in cash and cash equivalents	(77)	—	13	2	(79)	(13)
Cash and cash equivalents at beginning of period	$229	$—	$—	$1	$165	$63
Cash and cash equivalents at end of period	$152	$—	$13	$3	$86	$50

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2015
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$385	$(43)	$—	$—	$238	$190
Cost of goods sold	350	(38)	—	—	205	183
Gross profit	35	(5)	—	—	33	7
Selling, general and administrative expenses	(44)	1	(1)	3	(38)	(9)
Income (loss) from operations	(9)	(4)	(1)	3	(5)	(2)
Interest and debt expense, net	(34)	—	(15)	—	(1)	(18)
Intercompany interest income (expense)	—	—	—	136	(144)	8
Other income (expense), net	4	—	—	2	(6)	8
Equity in earnings of subsidiary	—	147	—	(144)	(3)	—
Income (loss) before income taxes	(39)	143	(16)	(3)	(159)	(4)
Income tax benefit (provision)	(7)	—	5	(46)	32	2
Net income (loss)	(46)	143	(11)	(49)	(127)	(2)
Net income attributable to noncontrolling interest	3	3	—	—	—	—
Net income (loss) attributable to Tronox Limited	$(49)	$140	$(11)	$(49)	$(127)	$(2)

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

GUARANTOR CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2015
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Cash and cash equivalents	$229	$—	$—	$1	$165	$63
Restricted cash	5	—	—	—	5	—
Accounts receivable, net	391	—	—	—	303	88
Inventories, net	630	(24)	—	—	439	215
Other current assets	46	(4,345)	657	1,473	1,149	1,112
Investment in subsidiaries	—	2,596	—	(3,274)	678	—
Property, plant and equipment, net	1,843	—	—	—	1,388	455
Mineral leaseholds, net	1,604	—	—	—	1,266	338
Intercompany loans receivable	—	(7,106)	688	5,936	76	406
Other long-term assets	279	—	4	—	258	17
Total assets	$5,027	$(8,879)	$1,349	$4,136	$5,727	$2,694
LIABILITIES AND EQUITY
Short-term debt	$150	$—	$—	$—	$150	$—
Other current liabilities	398	(4,345)	45	2,443	2,081	174
Long-term debt	2,910	—	1,470	—	—	1,440
Intercompany loans payable	—	(7,106)	5	694	6,338	69
Other long-term liabilities	459	—	—	1	267	191
Total liabilities	3,917	(11,451)	1,520	3,138	8,836	1,874
Total equity	1,110	2,572	(171)	998	(3,109)	820
Total liabilities and equity	$5,027	$(8,879)	$1,349	$4,136	$5,727	$2,694

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

The following discussion should be read in conjunction with Tronox Limited’s unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015. This discussion and other sections in this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties, and actual results could differ materially from those discussed in the forward-looking statements as a result of numerous factors. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements also can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain financial measures, in particular the presentation of EBITDA and Adjusted EBITDA, which are not presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). We are presenting these non-U.S. GAAP financial measures because we believe they provide us and readers of this Form 10-Q with additional insight into our operational performance relative to earlier periods and relative to our competitors. We do not intend for these non-U.S GAAP financial measures to be a substitute for any U.S. GAAP financial information. Readers of these statements should use these non-U.S. GAAP financial measures only in conjunction with the comparable U.S. GAAP financial measures. A reconciliation of loss to EBITDA and Adjusted EBITDA is also provided herein.

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

TiO2 Segment

We operate three TiO2 pigment facilities at the following locations: Hamilton, Mississippi; Botlek, the Netherlands; and Kwinana, Western Australia, representing an aggregate annual TiO2 production capacity of 465,000 metric tons (“MT”). TiO2 is used in a wide range of products due to its ability to impart whiteness, brightness, and opacity. TiO2 is used extensively in the manufacture of paint and other coatings, plastics and paper, and in a wide range of other applications, including inks, fibers, rubber, food, cosmetics, and pharmaceuticals. Moreover, it is a critical component of everyday consumer applications due to its superior ability to cover or mask other materials effectively and efficiently relative to alternative white pigments and extenders. TiO2 is considered to be a quality of life product, and some research indicates that consumption generally increases as disposable income increases. At present, it is our belief that there is no effective mineral substitute for TiO2 because no other white pigment has the physical properties for achieving comparable opacity and brightness, or can be incorporated as cost effectively. We also operate three separate mining operations: KwaZulu-Natal (“KZN”) Sands located in South Africa, Namakwa Sands located in South Africa and Cooljarloo Sands located in Western Australia.

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

Recent Developments

In April 2016, we officially commissioned our Fairbreeze mine in KwaZulu-Natal Province, South Africa and began depreciating assets in service.  The mine serves as a replacement source of feedstock production for our Hillendale mine, which ceased mining operations in December 2013.  The Fairbreeze mine is part of our KZN Sands operations, which also include a concentration plant, a mineral separation plant, and a smelter complex with two furnaces. The Fairbreeze mine has current proved ore reserves of 139 million MT.   The annualized finished product capacity of the mine is included in the table below.

Capacity (metric tons per year)	KZN Sands
Rutile	25,000
Titanium slag	220,000
Zircon	55,000
Pig iron	121,000
Reserve life of mine	12+ Years

As previously announced, we have been identifying opportunities in our TiO2 segment for cost improvements, greater efficiencies, and ways to make our workplace safer. To date, our operational excellence program has focused on sustainable and continuous cost improvement achieved through a broad based engagement of our employees to identify and implement cost improvement initiatives. This program currently has over 400 active initiatives. The operational excellence program will also achieve improved production capability through better production and maintenance systems and disciplines – this is something we expect will enable our business to grow in future years with reduced capital required. The TiO2 segment has also continued to leverage the integrated business establishing centers of excellence around several key technology areas common to our operating sites. The centers of excellence have enabled rapid identification and transfer of internal best practices through collaboration between sites with common technology platforms.

As a result of the positive increase in global demand for TiO2 as we entered Q1, we have restarted the processing lines that were previously idled at our pigment plants in Hamilton and Kwinana. We are now running all three of our pigment plants at capacity in response to the improved market conditions. Additionally, we increased the feed to our kiln in Chandala, which has increased our synthetic rutile production to support the internal demand from our three pigment plants.  As previously announced, we suspended the operation of two of our four furnaces in South Africa producing slag and pig iron and we continued to run at theses reduced rates during Q1.

As a result of all these TiO2 initiatives, 2015 delivered an annual cash cost reduction of $90 million after cost to achieve versus our target of $60 million and approximately $100 million of working capital reductions. We expect to continue similar savings in order to achieve further improvements in order to generate more than $600 million of aggregate cash in 2015 through 2017.

Business Environment

The following discussion includes trends and factors that may affect future operating results:

In the TiO2 segment, we continued to leverage on our vertical integration to lower our cost and secure our share with our customers. The prolonged downturn in the market resulted in announced plant closures and reduced production levels across the industry, which had a positive impact on reducing finished pigment inventories during 2015. Pigment pricing was down in Q1 2016 compared to Q4 2015, but as global demand for pigment started to recover during Q1 we started to gain traction on the implementation of the announced global price increases.

Demand for zircon reflects the continuing impact of the industry carrying more inventory than the market requires and pricing remained competitive. Pricing on premium grade material held up reasonably well during the quarter but did come under increasing pressure as producers were competing to secure market share. The trend towards increased usage and demand for lower grade products continued as end users look to reduce costs.

Demand for high grade feedstock was lower largely due to reduced production levels across the pigment industry. Pricing for chloride process slag and natural rutile remained under pressure.

In our Alkali segment, soda ash industry fundamentals remain strong with global demand expected to grow at about 3% compound annual growth rate (“CAGR”) through 2024. Emerging markets continue to drive much of this growth with per capita consumption of soda ash in emerging markets less than 50% of U.S. levels of 16 kg per person per year. As a result, we expect to see continued growth in demand for soda ash consumption in these regions going forward, with demand growth expected to continue to outpace capacity additions. The U.S. market for soda ash is supplied by five domestic competitors with balanced supply and demand fundamentals. These market conditions have historically resulted in prices rising on average over the past ten years, a trend projected to persist over the medium-long term despite slow demand growth. We anticipate that the pricing environment will remain stable through the rest of the year, subject to the risk that China will further increase exports and put pressure on prices of soda ash sold by ANSAC in key Asian markets. We believe the soda ash market, excluding China, continues to be balanced to tight from a supply-demand perspective. We expect that the competitive cost position of natural soda ash relative to the higher cost synthetic process will cause demand for natural soda ash to continue to exceed available supply.

The collective bargaining agreement with the union that represents hourly employees at our Alkali Wyoming facilities expires on July 1, 2016. If efforts at negotiating a new collective bargaining agreement fail, our unionized workforce may organize a work stoppage. Management has developed a plan to continue operations during such stoppage and believes that such plans will be successful.  Nevertheless, if a work stoppage persists, it could affect Alkali’s results of operations beginning in the third quarter.

We continue to be uniquely tax-advantaged by favorable tax loss carry forwards and other favorable tax positions. We believe these tax-advantaged factors create opportunities for our operations to benefit for years to come.

Consolidated Results of Operations

Three Months Ended March 31, 2016 compared to the Three Months Ended March 31, 2015

	Three Months Ended March 31,
	2016	2015	Variance
	(Millions of U.S. dollars)
Net sales	$475	$385	$90
Cost of goods sold	455	350	105
Gross profit	20	35	(15)
Selling, general and administrative expenses	(47)	(44)	(3)
Restructuring expense	(2)	—	(2)
Income (loss) from operations	(29)	(9)	(20)
Interest and debt expense, net	(46)	(34)	(12)
Gain on extinguishment of debt	4	—	4
Other income (expense), net	(9)	4	(13)
Loss before income taxes	(80)	(39)	(41)
Income tax provision	(12)	(7)	(5)
Net loss	$(92)	$(46)	$(46)

Net sales for three months ended March 31, 2016 increased 23% compared to the three months ended March 31, 2015 due to the inclusion of Alkali related net sales of $190 million offset by the impact of lower TiO2 selling price and product mix of $72 million, lower volumes of $27 million in our TiO2 segment and unfavorable changes in foreign currency translation of $1 million.

During the three months ended March 31, 2016, cost of goods sold increased 30% compared to the three months ended March 31, 2015, which reflects $164 million of Alkali related costs and the impact of higher production costs of $15 million, offset by the impact of favorable foreign currency translation of $35 million, lower volumes of $19 million and a net decrease in lower of cost or market reserves of $20 million.

Our gross profit during the three months ended March 31, 2016 was 4% of net sales compared to 9% of net sales during the three months ended March 31, 2015. The decrease principally reflects the impact of lower selling prices and production mix of $72 million, higher production costs of $15 million, and lower volumes of $8 million, offset by the impact of favorable currency translation of $34 million,  the reduction in lower of cost or market reserves of $20 million and $26 million of gross profit related to the Alkali acquisition.

Selling, general and administrative expenses increased 7% during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The net increase in 2016 was mainly due to expenses related to the inclusion of Alkali related costs of $6 million and an increase in other taxes by $8 million offset by a decrease of $8 million of professional service fees and $2 million in employee costs.

Restructuring expense during the three months ended March 31, 2016 represents additional charges related to the Sodium Chlorate Plant Restructure and the Global TiO2 Restructure.

Interest and debt expense during the three months ended March 31, 2016 is primarily comprised of interest expense on our $1.5 billion senior secured term loan (the “Term Loan”) of $17 million, interest expense on our $900 million aggregate principal amounts of senior notes at par value (the “Senior Notes due 2020”) of $14 million, interest expense on our $600 million aggregate principal amount of 7.5% Senior Notes due 2022 (the “Senior Notes due 2022”) of $11 million. Interest on the Term Loan increased by $2 million due to a rise in interest rates from 4.0% during the three months ended March, 31, 2015 to 4.5% during the three months ended March 31, 2016. Interest on the Senior Notes due 2022 increased by $10 million due to a full quarter’s interest expense in 2016 compared to the partial period interest expense in 2015. Interest on the Senior Notes due 2020 was consistent with that of the three months ended March 31, 2015.

Gain on debt extinguishment of $4 million represents a repurchase of $16 million of face value of our Senior Notes Due 2022 at a price of 76% of par, resulting in a gain of approximately $3 million and a repurchase of $4 million of face value of our Senior Notes Due 2020 at a price of 77% of par, resulting in a gain of approximately $1 million.

Other income, net during the three months ended March 31, 2016 primarily consisted of a net realized and unrealized foreign currency loss of $10 million and interest income of $1 million compared to a net realized and unrealized foreign currency gain of $1 million, interest income of $2 million and other expenses of $1 million during the three months ended March 31, 2015.

The effective tax rate for the three months ended March 31, 2016 and 2015 differs from the Australian statutory rate of 30% primarily due to valuation allowances, income in foreign jurisdictions taxed at rates lower than 30%, and withholding tax accruals.

Operations Review of Segment Revenue and Profit

U.S. GAAP has standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance.

We currently operate our business in two operating and reportable segments, TiO2 and Alkali. We evaluate reportable segment performance based on segment operating profit (loss), which represents the results of segment operations before unallocated costs, such as general corporate expenses not identified to a specific segment, interest expense, other income (expense), net and income tax expense or benefit. Sales between segments are generally priced at market. Any resulting profit remaining in the inventory of the acquiring segment is eliminated in consolidation. See Note 21 of Notes to unaudited condensed consolidated financial statements.

Net Sales

Net sales by segments were as follows:

	Three Months Ended March 31,
	2016	2015	Variance
	(Millions of U.S. dollars)
TiO2 segment	$285	$385	$(100)
Alkali segment	190	—	190
Net Sales	$475	$385	$90

TiO2 segment

TiO2  segment net sales during the three months ended March 31, 2016 decreased 26% compared to the same periods in 2015 primarily due to lower selling prices and product mix of $72 million, lower volumes of $27 million and unfavorable changes in foreign currency translation of $1 million

Alkali segment

The Alkali business (acquired on April 1, 2015) contributed $190 million of net sales during the three months ended March 31, 2016.

Loss from Operations

Loss from operations by segments was as follows:

	Three Months Ended March 31,
	2016	2015	Variance
	(Millions of U.S. dollars)
TiO2 segment	$(36)	$9	$(45)
Alkali segment	20	—	20
Corporate	(13)	(18)	5
Loss from operations	(29)	(9)	$(20)
Interest and debt expense, net	(46)	(34)
Gain on extinguishment of debt	4	—
Other income, net	(9)	4
Loss before income taxes	(80)	(39)
Income tax provision	(12)	(7)
Net loss	$(92)	$(46)

TiO2 segment

During the three months ended March 31, 2016, loss from operations increased by $45 million compared to the same period prior year primarily due to decrease in gross profit by $41 million, an increase in selling, general and administrative expenses by $2 million and restructuring expenses of $1 million related to the Sodium Chlorate Plant Restructure and the Global TiO2 Restructure.

Alkali segment

The Alkali business (acquired on April 1, 2015) contributed $20 million of income from operations during the three months ended March 31, 2016.

Corporate

Corporate selling, general and administrative expenses during the three months ended March 31, 2016 decreased compared to the same period in 2015, primarily due to the impact of the Alkali acquisition of $6 million in 2015.

Liquidity and Capital Resources

The following table presents our liquidity as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Cash and cash equivalent	$152	$229
Available under the UBS Revolver	204	217
Available under the ABSA Revolver	88	84
Total	$444	$530

Our total liquidity at March 31, 2016 was $444 million, which was comprised of $204 million available under the $500 million UBS Revolver (as defined below), $88 million available under the ABSA Revolver (as defined below), and $152 million in cash and cash equivalents.

Historically, we have funded our operations and met our commitments through cash generated by operations. During 2012, we issued the Senior Notes due 2020 at par value. Additionally, during 2013, we obtained a $1.5 billion Term Loan, which matures on March 19, 2020.

In addition to these cash resources, we have a $500 million global senior secured asset-based syndicated revolving credit facility with UBS AG (the “UBS Revolver”) with an available amount to borrow of $204 million at March 31, 2016, and a R1.3 billion (approximately $88 million at March 31, 2016) revolving credit facility with ABSA Bank Limited (“ABSA”) acting through its ABSA Capital Division (the “ABSA Revolver”).

On April 1, 2015, in connection with the Alkali Transaction, we entered into an amended and restated asset-based revolving syndicated facility agreement with UBS, which provides for up to $500 million of revolving credit lines, with an $85 million sublimit for letters of credit. Availability of revolving credit loans and letters of credit are subject to a borrowing base. Borrowings bear interest at our option, at either a base rate or an adjusted London Interbank Offered Rate (“LIBOR”) and borrowings in Euros bear interest at an adjusted LIBOR, in each case plus an applicable margin. The base rate is defined as the greatest of (a) the Administrative Agent’s prime rate, (b) the Federal funds effective rate plus 0.50% and (c) the adjusted LIBOR for a one-month period plus 1.00%. The applicable margin ranges from 0.50% to 1.00% for borrowings at the base rate and from 1.50% to 2.00% for borrowings at the adjusted LIBOR, in each case, based on the average daily borrowing availability. On April 1, 2015, we borrowed $150 million against the UBS Revolver which was outstanding at both March 31, 2016 and December 31, 2015.

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

At March 31, 2016, we had outstanding letters of credit, bank guarantees, and performance bonds of $64 million, of which $40 million were letters of credit issued under the UBS Revolver, $17 million were bank guarantees issued by ABSA, $4 million were bank guarantees issued by Standard Bank and $3 million were performance bonds issued by Westpac Banking Corporation.

In the next twelve months, we expect that our operations and available borrowings under our revolving credit agreements will provide sufficient cash to fund our operating expenses, capital expenditures, interest payments, debt repayments, and dividends. Working capital (calculated as current assets less current liabilities) was $677 million at March 31, 2016 compared to $753 million at December 31, 2015, a decrease of $76 million, which is primarily due to dividends paid of $30 million, capital expenditures of $33 million, and $15 million of cash paid for the repurchase of $4 million and $16 million of face value of the Senior Notes Due 2020 and the Senior Notes Due 2022, at 77%  and 76% of par, respectively.

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

As of March 31, 2016, our credit rating with Moody’s is B2 – negative outlook. On April 15, 2016, Standard & Poor’s lowered our corporate credit rating to B+ negative outlook from BB- negative outlook. At March 31, 2016, we are in compliance with all our financial covenants, have sufficient borrowings available, and have no significant principal payments on debt due until 2020.

Cash and Cash Equivalents

We consider all investments with original maturities of three months or less to be cash equivalents. As of March 31, 2016, our cash and cash equivalents were primarily invested in money market funds. We maintain cash and cash equivalents in bank deposit and money market accounts that may exceed federally insured limits. The financial institutions where our cash and cash equivalents are held are generally highly rated and geographically dispersed, and we have a policy to limit the amount of credit exposure with any one institution. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk.

The use of our cash includes servicing our interest and debt repayment obligations, making pension contributions and making quarterly dividend payments.

Repatriation of Cash

At March 31, 2016, we held $155 million in cash and cash equivalents and restricted cash in these respective jurisdictions: $22 million in Europe, $52 million in Australia, $28 million in South Africa, and $53 million in the United States. Our credit facilities limit transfers of funds from subsidiaries in the United States to certain foreign subsidiaries.

Tronox Limited has foreign subsidiaries with positive undistributed earnings at March 31, 2016. We have made no provision for deferred taxes related to these undistributed earnings because they are considered to be indefinitely reinvested in the foreign jurisdictions.
Cash Dividends on Class A and Class B Shares

During 2016, we declared and paid quarterly dividends to holders of our Class A ordinary shares (“Class A Shares”) and Class B ordinary shares (“Class B Shares”) as follows:

Q1 2016
Dividend per share	$0.25
Total dividend	$30
Record date (close of business)	March 4

On May 3, 2016, the Board of Directors declared a quarterly dividend of $0.045 per share to holders of our Class A Shares and Class B Shares at the close of business on May 16, 2016, totaling $5 million, which will be paid on May 27, 2016.

Debt Obligations

At March 31, 2016 and December 31, 2015, our net debt (excess debt over cash and cash equivalents) was $2.9 billion and $2.8 billion, respectively.

Short-term debt consisted of the following:

	March 31, 2016	December 31, 2015
UBS Revolver	$150	$150

Short-term debt (1)	$150	$150

(1)	Average effective interest rate of 3.9% during the three months ended March 31, 2016.

Long-term debt, net of an unamortized discount and debt issuance costs, consisted of the following:

	Original Principal	Annual Interest Rate	Maturity Date	March 31, 2016	December 31, 2015
Term Loan, net of unamortized discount (1)	$1,500	Variable	3/19/2020	$1,451	$1,454
Senior Notes due 2020	$900	6.375%	8/15/2020	896	900
Senior Notes due 2022	$600	7.50%	3/15/2022	584	600
Co-generation Unit Financing Arrangement	$16	6.5%	2/1/2016	—	1
Lease financing				18	16
Total borrowings				2,949	2,971
Less: Long-term debt due within one year				(16)	(16)
Debt issuance costs				(42)	(45)
Long-term debt				$2,891	$2,910

(1)	Average effective interest rate of 4.9% and 4.4% during the three months ended March 31, 2016 and 2015, respectively.

At March 31, 2016, we had financial covenants in the UBS Revolver, the ABSA Revolver and the Term Loan; however, only the ABSA Revolver had a financial maintenance covenant that applies to local operations and only when the ABSA Revolver is drawn upon. The Term Loan and the UBS Revolver are subject to an intercreditor agreement pursuant to which the lenders’ respective rights and interests in the security are set forth. We were in compliance with all our financial covenants as of and for three months ended March 31, 2016.

Cash Flows

The following table presents cash flow for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(Millions of U.S. dollars)
Net cash provided by (used in) operating activities	$1	$(65)
Net cash used in investing activities	(32)	(632)
Net cash provided by (used in) financing activities	(49)	569
Effect of exchange rate changes on cash	3	(9)
Net decrease in cash and cash equivalents	$(77)	$(137)

Cash Flows used in Operating Activities — During the three months ended March 31, 2016, our cash provided by operating activities increased by $66 million compared to cash used of $65 million during the same period in 2015. The decrease in cash used was primarily attributable to a net decrease in accounts receivable and inventories, partially offset by lower cash earnings.

Cash Flows used in Investing Activities —  The decrease in cash used in investing activities of $600 million is attributable to the same amount of restricted cash related to proceeds from the issuance of the Senior Notes Due 2022 during the three months ended March 31, 2015 that was subsequently used to partially pay the purchase price of the Alkali Transaction. The use of cash for the three months ended March 31, 2016 is primarily attributable to capital expenditure purchases. Capital expenditures during the three months ended March 31, 2016 and 2015 were $33 million and $32 million, respectively.

Cash Flows from Financing Activities — Net cash used in financing activities during the three months ended March 31, 2016 was primarily attributable to dividends paid of $30 million and principal repayments on long-term debt of $19 million. This compares to net cash provided by financing activities during the three months ended March 31, 2015, which was primarily attributable to $600 million of cash received from the issuance of the Senior Notes due 2022, partially offset by dividends paid of $29 million and principal repayments on long-term debt of $5 million.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of March 31, 2016:

	Contractual Obligation Payments Due by Year (3)(4)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of U.S. dollars)
Long-term debt and lease financing (including interest) (1)	$3,906	$344	$368	$2,542	$652
Purchase obligations (2)	756	191	175	113	277
Operating leases	200	47	42	36	75
Asset retirement obligations	87	6	6	6	69
Total	$4,949	$588	$591	$2,697	$1,072

(1)	We calculated the Term Loan interest at a base rate of 1% plus a margin of 3.5%. See Note 12 of Notes to unaudited condensed consolidated financial statements.

(2)	Includes obligations to purchase requirements of process chemicals, supplies, utilities, services and capital commitments. We have various purchase commitments for materials, supplies, and services entered into in the ordinary course of business. Included in the purchase commitments table above are contracts which require minimum volume purchases that extend beyond one year or are renewable annually and have been renewed for 2016. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. We believe that all of our purchase obligations will be utilized in our normal operations.

(3)	The table above excludes contingent obligations, as well as any possible payments for uncertain tax positions given the inability to estimate the possible amounts and timing of any such payments.

(4)	The table above excludes commitments pertaining to our pension and other postretirement obligations.

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

Management believes these non-U.S. GAAP financial measures:

•	Reflect our ongoing business in a manner that allows for meaningful period-to-period comparison and analysis of trends in our business, as they exclude income and expense that are not reflective of ongoing operating results;

•	Provide useful information in understanding and evaluating our operating results and comparing financial results across periods;

•	Provide a normalized view of our operating performance by excluding items that are either noncash, infrequently occurring, or non-recurring in nature;

•	Assist investors in assessing our compliance with financial covenants under our debt instruments; and

•	Adjusted EBITDA is one of the primary measures management uses for planning and budgeting processes, and to monitor and evaluate financial and operating results. In addition, Adjusted EBITDA is a factor in evaluating management’s performance when determining incentive compensation.

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2016	2015
Net loss	$(92)	$(46)
Interest and debt expense, net	46	34
Interest income	(1)	(2)
Income tax provision	12	7
Depreciation, depletion and amortization expense	55	65
EBITDA	20	58
Share-based compensation	5	6
Restructuring expense	2	—
Foreign currency remeasurement	5	(2)
Gain on extinguishment of debt	(4)	—
Other items(a)	12	2
Adjusted EBITDA	$40	$64

(a)	Includes noncash pension and postretirement costs, severance expense, and other items.

Adjusted EBITDA by segments was as follows:

	Three Months Ended March 31,
	2016	2015
	(Millions of U.S. dollars)
TiO2 segment	$22	$85
Alkali segment	35	—
Corporate	(17)	(21)
Adjusted EBITDA	$40	$64

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

We are exposed to various market, credit, operational, and liquidity risks in the normal course of business, which are discussed below. We manage these risks through normal operating and financing activities and, when appropriate, through the use of derivative instruments. We do not invest in derivative instruments for speculative purposes, but enter into derivative instruments for hedging purposes in order to reduce the exposure to fluctuations in interest rates, natural gas prices and exchange rates.

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

Credit Risk

Credit risk is the risk that a borrower or a counterparty will fail to meet their obligations. A significant portion of our liquidity is concentrated in trade accounts receivable that arise from sales of our products to customers. In the case of TiO2, the high level of industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. While our customer base is more diverse in the case of the Alkali segment, we have significant exposure to credit risk in industries that are affected by cyclical economic fluctuations, such as flat glass manufacturing and mining. We perform ongoing credit evaluations of our customers and use credit risk insurance policies from time to time, as deemed appropriate, to mitigate credit risk but generally do not require collateral. In the Alkali segment, our contracts typically enable us to tighten credit terms if we perceive additional credit risk and historic losses due to write offs of bad debt have been relatively low. In addition, due to our international operations in our TiO2 segment, we are subject to potential trade restrictions and sovereign risk in certain countries we operate in. Because the Alkali segment sells to ANSAC for resale to foreign buyers, we avoid the risks of credit exposure to individual international buyers and regions. We maintain allowances for potential credit losses based on specific customer review and current financial conditions. During the three months ended March 31, 2016, our ten largest third-party TiO2 customers and our ten largest Alkali customers represented approximately 20% and 25%, respectively, of our consolidated net sales. ANSAC accounted for 13% of our consolidated net sales.

Interest Rate Risk

Interest rate risk arises from the probability that changes in interest rates will impact our financial results. Our exposure to interest rate risk is minimized by the fact that our $1.5 billion of floating rate debt includes a LIBOR floor of 1%. As such, LIBOR would need to increase from the rate in effect at March 31, 2016 to greater than 1% before our borrowing rate would increase. Using a sensitivity analysis as of March 31, 2016, a hypothetical 1% increase in interest rates would result in an increase to pre-tax loss of approximately $9 million on an annualized basis. This is due to the fact that earnings on our floating rate financial assets of $152 million at March 31, 2016 would increase by the full 1% while the interest expense on our floating rate debt would increase by the full 1% on the $150 million UBS Revolver balance and less than the full 1% on our $1.5 billion term loan balance.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2016, our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has conducted an evaluation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Under the supervision of and with the participation of Tronox’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2016, the end of the period covered by this report. Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date. Tronox’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Tronox in the reports that it files or submits under the Exchange Act is accumulated and communicated to Tronox’s management, including Tronox’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation of our internal controls over financial reporting was also performed to determine whether any changes have occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” included in our Annual Report on Form 10-K. The risks described herein or in the Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our South African operations may lose the benefit of the BEE status under South African legislation which could negatively impact our South African operations.

Black Economic Empowerment (“BEE”) legislation was introduced into South Africa as a means to seek to redress the inequalities of the previous Apartheid system. Under BEE legislation, South African businesses are required to become “empowered.”  In order for South African mining companies to be deemed “empowered”, the South African Mining Charter specifies certain requirements that such companies must continually satisfy, including a requirement that at least 26% of the shares in such companies are held by BEE “empowered” entities. Exxaro, a BEE “empowered” company, retains a 26% direct ownership interest in each of Tronox KZN Sands (Pty) Ltd and Tronox Mineral Sands (Pty) Ltd in order for these two entities to comply with the requirements of the Mineral and Petroleum Resources Development Act (the “MPRDA”), and the South African Mining Charter ownership requirements under the BEE legislation.

Pursuant to our Shareholders’ Agreement with Exxaro, Exxaro has agreed to maintain its direct ownership for a period of the shorter of the date on which the requirement to maintain a direct ownership stake in each of Tronox KZN Sands (Pty) Ltd and Tronox Mineral Sands (Pty) Ltd no longer applies or June 2022 (unless it transfers the direct ownership interests to another qualified buyer under the BEE legislation). If either Tronox KZN Sands (Pty) Ltd or Tronox Mineral Sands (Pty) Ltd ceases to qualify under the BEE legislation, Tronox Limited and Exxaro have agreed to jointly seek a remedial solution. If Tronox Limited and Exxaro cannot successfully implement a solution and the reason for this failure is due to anything other than a change in law, then we may dispose of Exxaro’s shares in the non-qualifying company to another BEE compliant, qualifying purchaser. During any period of any non-qualification, our South African operations may be in violation of their mining or prospecting rights, as well as the requirements of the MPRDA and the South African Mining Charter, which could result in a suspension or revocation of the non-qualifying company’s mining and prospecting rights and could expose us to operating restrictions, lost business opportunities and delays in receiving further regulatory approvals for our South African operations and expansion activities. In addition, if Exxaro’s direct ownership in Tronox KZN Sands (Pty) Ltd and Tronox Mineral Sands (Pty) Ltd is sold to another purchaser, we could be required to share control of our South African operations with a minority shareholder, which may impact our operational and financial flexibility and could impact profitability, expansion opportunities and our results of operations. The question of whether the “once empowered always empowered” principle applies in the mining industry in South Africa is subject to current litigation between the Chamber of Mines and the Department of Mineral Resources. An adverse outcome in connection with such litigation could adversely affect our business, financial condition and results of operations.

In addition, a draft amendment to the South African Mining Charter was released by the Department of Mineral Resources in April 2016.  The proposed revised charter, which is open for public comment until the end of May 2016, sets forth requirements with regard to continuing ownership of mining rights by BEE entities, the form and percentage of that ownership by BEE partners, procurement from BEE compliant entities, race and gender ownership and employment quotas, and workers’ housing and living conditions.  If adopted in its current form, the proposed mining charter could supersede the “once empowered always empowered principle”, as well as provide for more onerous operational requirements, any of which may adversely affect our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Information regarding mine safety and other regulatory actions at our mine in Green River, Wyoming is included in Exhibit 95 to this Form 10-Q.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.

31.1	Rule 13a-14(a) Certification of Thomas Casey.

31.2	Rule 13a-14(a) Certification of Katherine C. Harper.

32.1	Section 1350 Certification for Thomas Casey.

32.2	Section 1350 Certification for Katherine C. Harper.

95	Mine Safety Disclosures

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 5, 2016

TRONOX LIMITED (Registrant)

By:	/s/ Katherine C. Harper
Name:	Katherine C. Harper
Title:	Senior Vice President and Chief Financial Officer