Form 10-Q
period 2016-06-30
Tronox Ltd
filed 2016-08-04
CIK 1530804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

1-35573
(Commission file number)

TRONOX LIMITED
(ACN 153 348 111)
(Exact Name of Registrant as Specified in its Charter)

Western Australia, Australia	98-1026700
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

263 Tresser Boulevard, Suite 1100 Stamford, Connecticut 06901	Lot 22, Mason Road, Kwinana Beach, WA, 6167 Australia

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

As of July 29, 2016, the Registrant had 65,060,072. Class A ordinary shares and 51,154,280 Class B ordinary shares outstanding.

Item 1.	Financial Statements (Unaudited)

TRONOX LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$537	$617	$1,012	$1,002
Cost of goods sold	480	593	935	943

Gross profit	57	24	77	59
Selling, general and administrative expenses	(50)	(72)	(97)	(116)
Restructuring income (expenses)	1	(2)	(1)	(2)

Income (loss) from operations	8	(50)	(21)	(59)
Interest and debt expense, net	(46)	(52)	(92)	(86)
Gain on extinguishment of debt	—	—	4	—
Other income (expense), net	—	(5)	(9)	(1)

Loss before income taxes	(38)	(107)	(118)	(146)
Income tax provision	(10)	(11)	(22)	(18)

Net loss	(48)	(118)	(140)	(164)
Net income attributable to noncontrolling interest	2	1	1	4

Net loss attributable to Tronox Limited	$(50)	$(119)	$(141)	$(168)

Loss per share, basic and diluted	$(0.42)	$(1.03)	$(1.21)	$(1.45)

Weighted average shares outstanding, basic and diluted (in thousands)	116,184	115,569	116,052	115,472

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Millions of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(48)	$(118)	$(140)	$(164)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	11	53	(52)
Retirement and postretirement plans, net of taxes of less than $1 million in each of the three and six months ended June 30, 2016 and 2015	—	1	1	2
Unrealized gains on derivative financial instruments, (no tax impact; See Note 4)	2	—	2	—

Other comprehensive income (loss)	2	12	56	(50)

Total comprehensive loss	(46)	(106)	(84)	(214)

Comprehensive income (loss) attributable to noncontrolling interest:
Net income	2	1	1	4
Foreign currency translation adjustments	—	1	13	(14)

Comprehensive income (loss) attributable to noncontrolling interest	2	2	14	(10)

Comprehensive loss attributable to Tronox Limited	$(48)	$(108)	$(98)	$(204)

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	June 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$188	$229
Restricted cash	3	5
Accounts receivable, net of allowance for doubtful accounts	405	391
Inventories, net	566	630
Prepaid and other assets	42	46

Total current assets	1,204	1,301
Noncurrent Assets
Property, plant and equipment, net	1,832	1,843
Mineral leaseholds, net	1,602	1,604
Intangible assets, net	232	244
Inventories, net	—	12
Other long-term assets	23	23

Total assets	$4,893	$5,027

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$159	$159
Accrued liabilities	156	180
Short-term debt	150	150
Long-term debt due within one year	16	16
Income taxes payable	54	43

Total current liabilities	535	548
Noncurrent Liabilities
Long-term debt	2,889	2,910
Pension and postretirement healthcare benefits	137	141
Asset retirement obligations	75	77
Long-term deferred tax liabilities	148	143
Other long-term liabilities	109	98

Total liabilities	3,893	3,917

Contingencies and Commitments
Shareholders’ Equity
Tronox Limited Class A ordinary shares, par value $0.01 — 65,878,206 shares issued and 65,030,835 share outstanding at June 30, 2016 and 65,443,363 shares issued and 64,521,851 shares outstanding at December 31, 2015	1	1
Tronox Limited Class B ordinary shares, par value $0.01 — 51,154,280 shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Capital in excess of par value	1,510	1,500
(Accumulated deficit) / retained earnings	(84)	93
Accumulated other comprehensive loss	(553)	(596)

Total Tronox Limited shareholders’ equity	874	998
Noncontrolling interest	126	112

Total equity	1,000	1,110

Total liabilities and equity	$4,893	$5,027

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Millions of U.S. dollars)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(140)	$(164)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	115	140
Deferred income taxes	(3)	(2)
Share-based compensation expense	10	13
Amortization of deferred debt issuance costs and discount on debt	5	5
Pension and postretirement healthcare benefit expense	3	1
Gain on extinguishment of debt	(4)	—
Other noncash items affecting net loss	7	14
Contributions to employee pension and postretirement plans	(9)	(8)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(12)	(52)
(Increase) decrease in inventories	86	53
(Increase) decrease in prepaid and other assets	(2)	7
Increase (decrease) in accounts payable and accrued liabilities	(20)	1
Increase (decrease) in taxes payable	20	4
Other, net	13	1

Cash provided by operating activities	69	13

Cash Flows from Investing Activities:
Capital expenditures	(55)	(93)
Proceeds on sale of assets	1	—
Acquisition of business	—	(1,653)

Cash used in investing activities	(54)	(1,746)

Cash Flows from Financing Activities:
Repayments of debt	(23)	(9)
Proceeds from debt	—	750
Debt issuance costs	—	(15)
Dividends paid	(35)	(59)
Proceeds from the exercise of warrants and options	—	3

Cash provided by (used in) financing activities	(58)	670

Effects of exchange rate changes on cash and cash equivalents	2	(8)

Net decrease in cash and cash equivalents	(41)	(1,071)
Cash and cash equivalents at beginning of period	229	1,276

Cash and cash equivalents at end of period	$188	$205

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(Millions of U.S. dollars)

	Tronox Limited Class A Ordinary Shares	Tronox Limited Class B Ordinary Shares	Capital in Excess of par Value	Accumulated Deficit/ Retained Earnings	Accumulated Other Comprehensive Loss	Total Tronox Limited Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at January 1, 2016	$1	$—	$1,500	$93	$(596)	$998	$112	$1,110
Net loss	—	—	—	(141)	—	(141)	1	(140)
Other comprehensive loss	—	—	—	—	43	43	13	56
Share-based compensation	—	—	10	—	—	10	—	10
Class A and Class B share dividends	—	—	—	(36)	—	(36)	—	(36)

Balance at June 30, 2016	$1	$—	$1,510	$(84)	$(553)	$874	$126	$1,000

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Millions of U.S. dollars, except share, per share and metric tons data or unless otherwise noted)

1.	The Company

Tronox Limited and its subsidiaries (collectively referred to as “Tronox,” “we,” “us,” or “our”) is a public limited company registered under the laws of the State of Western Australia. We are a global leader in the production and marketing of titanium bearing mineral sands and titanium dioxide (“TiO2 ”) pigment, and the world’s largest producer of natural soda ash. Titanium feedstock is primarily used to manufacture TiO2 . Zircon, a hard, glossy mineral, is used for the manufacture of ceramics, refractories, TV screen glass, and a range of other industrial and chemical products. Pig iron is a metal material used in the steel and metal casting industries to create wrought iron, cast iron, and steel. Our TiO2 products are critical components of everyday applications such as paint and other coatings, plastics, paper, and other uses and our related mineral sands product streams include titanium feedstock, zircon, and pig iron. Our soda ash products are used by customers in the glass, detergent, and chemicals manufacturing industries.

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

As a result of the Alkali Transaction, we produce natural soda ash from a mineral called trona, which we mine at two facilities we own near Green River, Wyoming. Our Wyoming facilities process the trona ore into chemically pure soda ash and specialty sodium products such as sodium bicarbonate (baking soda). We sell soda ash directly to customers in the United States, Canada and Europe and to the American Natural Soda Ash Corporation (“ANSAC”), a non-profit foreign sales association in which we and two other United States (“U.S.”) soda ash producers are members, for resale to customers elsewhere around the world. We use a portion of our soda ash at Green River to produce specialty sodium products such as sodium bicarbonate and sodium sesquicarbonate that have uses in food, animal feed, pharmaceutical, and medical applications.

In June 2012, Tronox Limited issued Class B ordinary shares (“Class B Shares”) to Exxaro Resources Limited (“Exxaro”) and one of its subsidiaries in consideration for 74% of Exxaro’s South African mineral sands business, and the existing business of Tronox Incorporated was combined with the mineral sands business in an integrated series of transactions whereby Tronox Limited became the parent company (the “Exxaro Transaction”). Exxaro has agreed not to acquire any voting shares of Tronox Limited if, following such acquisition, Exxaro will have a voting interest in Tronox Limited of 50% or more unless Exxaro brings any proposal to make such an acquisition to the Board of Directors of Tronox Limited on a confidential basis. In the event an agreement regarding the proposal is not reached, Exxaro is permitted to make a takeover offer for all the shares of Tronox Limited not held by affiliates of Exxaro, subject to certain non-waivable conditions. At both June 30, 2016 and December 31, 2015, Exxaro held approximately 44% of the voting securities of Tronox Limited. See Note 20 for additional information regarding Exxaro transactions.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited, and have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. The Condensed Consolidated Balance Sheet as of December 31, 2015 was derived from our audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

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

Recently Adopted Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 simplifies the accounting for measurement-period adjustments by eliminating the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. We adopted ASU 2015-16 during the first quarter of 2016. The adoption of ASU 2015-16 did not have an impact on our unaudited condensed consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, Interest – Imputation of Interest (“ASU 2015-15”) and in April 2015, the FASB issued ASU 2015-03, Interest— Imputation of Interest (“ASU 2015-03”). ASU 2015-15 and ASU 2015 - 03 change and simplify the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  ASU 2015-15 stated that it would also be acceptable to present debt issuance costs related to a line of credit arrangement as a direct deduction from the carrying amount of debt. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. We adopted these standards retroactively during the first quarter of 2016.  The adoption of ASU 2015-03 resulted in decreases to long-term debt and other long term assets as of December 31, 2015 of $45 million. The adoption of ASU 2015-15 did not have an impact on our unaudited condensed consolidated financial statements.  As of June 30, 2016, debt issuance costs of $40 million are presented as a decrease to long-term debt and $4 million are presented as other long-term assets.

In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 changes the consolidation evaluation for entities that are required to evaluate whether they should consolidate certain legal entities. The standard permits the use of a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption, or a reporting entity may also apply the amendments retrospectively. We adopted ASU 2015-02 during the first quarter of 2016.  The adoption of ASU 2015-02 did not an impact on our unaudited condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires that entities use a current expected credit loss model which is a new impairment model based on expected losses rather than incurred losses. Under this model, an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect from financial assets measured at amortized cost. The entity's estimate would consider relevant information about past events, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019 with early adoption permitted for annual reporting periods beginning after December 15, 2018. We have not yet determined the impact, if any, that ASU 2016-13 will have on our financial statements.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), which do not change the core principles of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), but clarify the guidance on assessing collectability, presenting sales taxes, measuring noncash consideration and certain transition matters. ASU 2016-12 should be adopted concurrently with the adoption of ASU 2014-09. We have not yet determined the impact, if any, that ASU 2016-12 will have on our consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarifies identifying performance obligations and the licensing implementation guidance. ASU 2016-10 should be adopted concurrently with the adoption of ASU 2014-09. We have not yet determined the impact, if any, that ASU 2016-10 will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation. ASU 2016-09, simplifies various aspects related to how share-based payments are accounted for and presented in the financial statements including income taxes and forfeitures of awards. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. We have not yet determined the impact that ASU 2016-09 will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), that clarifies that an entity is a principal when it controls the specified good or service before that good or service is transferred to the customer, and is an agent when it does not control the specified good or service before it is transferred to the customer. The effective date for ASU 2016-08 is the same as the effective date of ASU 2014-09. ASU 2015-14 (Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date) deferred the effective date of Update 2014-09 to interim and annual periods beginning after December 15, 2017. Early adoption is permitted only as of interim and annual reporting periods beginning after December 15, 2016. We have not yet determined the impact, if any, that ASU 2016-08 will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (a consensus of the Emerging Issues Task Force (“ASU 2016-05”), which clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument in an existing hedging relationship would not, in and of itself, be considered a termination of the derivative instrument or a change in a critical term of the hedging relationship. As long as all other hedge accounting criteria in ASC 815, Derivatives and Hedging (“ASC 815”) are met, a hedging relationship in which the hedging derivative instrument is novated would not be discontinued or require redesignation. This clarification applies to both cash flow and fair value hedging relationships. The standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We have not yet determined the impact, if any, that ASU 2016-05 will have on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”) which includes a lessee accounting model that recognizes two types of leases - finance leases and operating leases. The standard requires that a lessee recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or an operating lease. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. We have not yet determined the impact that ASU 2016-02 will have on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for interim and annual periods beginning after December 15, 2017, and may be applied either retrospectively or on a modified retrospective basis. We have not yet determined the impact that ASU 2014-9 will have on our consolidated financial statements.

2.	Restructuring Expenses

As part of our cost improvement initiative, in November 2015 we ceased production at our sodium chlorate plant in Hamilton, Mississippi, (the “Sodium Chlorate Plant Restructure”) resulting in a reduction in our workforce of approximately 50 employees. This action resulted in a charge, consisting primarily of employee severance costs, of $4 million, which was recorded in “Restructuring expense” in the Consolidated Statements of Operations of which $1 million was paid during 2015. During the three months and six months ended June 30, 2016, we made cash payments of less than $1 million and $2 million, respectively. We expect to pay the remaining amount of less than $1 million liability over the next six months.

In 2015, as part of our commitment to reduce operating costs and working capital, we commenced a global restructuring of our TiO2 segment, ( the  “Global TiO2 Restructure”), which we expect to complete during the second half of 2016. A portion of this initiative involves a reduction in our global TiO2 workforce by approximately 500 employees and outside contractor positions. The restructuring seeks to streamline the operations of our TiO2 segment in order to create a more commercially and operationally efficient business segment. This action resulted in a charge, consisting of employee severance and associated costs, of $14 million, which was recorded in “Restructuring expense” in the Consolidated Statements of Operations for the year ended December 31, 2015 of which $2 million was paid during 2015. During the three months ended June 30, 2016, we recorded a $1 million change in estimate to reduce our previously established restructuring accrual. During the six months ended June 30, 2016, we recorded an additional charge related to our TiO2 segment, consisting of employee severance cost of $1 million, which was recorded in “Restructuring expense” in the unaudited Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2016, we made cash payments of $1 million and $11 million respectively. We expect to pay the remaining $2 million over the next six months.

The cumulative amount incurred to date relating to the Sodium Chlorate Plant Restructure and the Global TiO2 Restructure is $4 million and $15 million, respectively.

A summary of the changes in the liability established for restructuring included in accrued liabilities is as follows:

	2016	2015
Balance, January 1	$15	$4
Additional provision, net	1	2
Cash payments	(13)	(4)

Balance, June 30	$3	$2

Restructuring income (expenses) by segment for the three and six months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
TiO2 segment	$1	$(2)	$(1)	$(2)

3.	Acquisition of Alkali Chemicals Group

On April 1, 2015, we acquired Alkali because it diversifies our end markets and revenue base, and increases our participation in faster growing emerging market economies. We believe it also provides us greater opportunity to utilize a portion of our U.S. tax attributes in future periods. See Note 4 for a discussion of the tax impact of the Alkali Transaction. We accounted for the Alkali Transaction using the acquisition method under ASC 805, Business Combinations, (“ASC 805”), which requires recording assets acquired and liabilities assumed at fair value. Under the acquisition method of accounting, the assets acquired and liabilities assumed were recorded based on their estimated fair values on the Alkali Transaction Date. The results of the Alkali chemical business are included in the Alkali segment. The valuations were derived from estimated fair value assessments and assumptions used by management.

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

There are no contingent liabilities recorded in the fair value of net assets acquired as of the Alkali Transaction Date, and the fair value of net assets acquired includes accounts receivables with book value that approximates fair value.

Supplemental Pro forma financial information

The following unaudited pro forma information gives effect to the Alkali Transaction as if it had occurred on January 1, 2014. The unaudited pro forma financial information reflects certain adjustments related to the acquisition, such as: (1) conforming the accounting policies of Alkali to those applied by Tronox, (2) recording certain incremental expenses resulting from purchase accounting adjustments, such as incremental depreciation expense in connection with fair value adjustments to property, plant and equipment, and depletion expense in connection with fair value adjustments to mineral leaseholds, (3) recording the effect on interest expense related to borrowings in connection with the Alkali Transaction and (4) recording the related tax effects. The unaudited pro forma financial information was adjusted to exclude the effect of certain non-recurring items as of January 1, 2014 such as the impact of transaction costs related to the Alkali Transaction of approximately $27 million, inventory step-up amortization of $9 million and $8 million of interest expense incurred on the Bridge Facility (see Note 12). These non-recurring items were excluded from the unaudited supplemental pro forma financial information for the three and six months ended June 30, 2015. The unaudited pro forma financial information is for illustrative purposes only and should not be relied upon as being indicative of the historical results that would have been obtained if the Alkali Transaction had actually occurred on that date, nor the results of operations in the future.

In accordance with ASC 805, the following table presents the supplemental pro forma results of operations for the three and six months ended June 30, 2015, as if the Alkali Transaction had occurred on January 1, 2014:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Net sales	$617	$1,197
Loss from operations	$(29)	$(10)
Net loss	$(89)	$(119)
Loss per share, basic and diluted	$(0.78)	$(1.07)

4.	Income Taxes

Our operations are conducted through our various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income tax provision	$(10)	$(11)	$(22)	$(18)
Loss before income taxes	$(38)	$(107)	$(118)	$(146)
Effective tax rate	(26)%	(10)%	(19)%	(12)%

The effective tax rate for the three and six months ended June 30, 2016 and 2015 differs from the Australian statutory rate of 30% primarily due to valuation allowances, income in foreign jurisdictions taxed at rates lower than 30%, and withholding tax accruals on interest income.

The statutory tax rates on income earned in South Africa (28% for limited liability companies), The Netherlands (25% for corporations), and the United Kingdom (20% for corporations and limited liability companies and not applicable for certain limited liability partners) are lower than the Australian statutory rate of 30%. The statutory tax rate, applied against losses in the U.S. (35% for corporations), is higher than the Australian statutory rate of 30%.

As a result of the Alkali Transaction, we expect to offset a portion of our previously existing U.S. tax attributes with income generated by the Alkali entities.  This expectation, however, does not change our overall judgement regarding the utilization of existing deferred tax assets.

We continue to maintain full valuation allowances related to the total net deferred tax assets in Australia, The Netherlands and the U.S., excluding the Alkali separate company states, as we cannot objectively assert that these deferred tax assets are more likely than not to be realized. Excluding the Alkali separate company states, future provisions for income taxes will include no tax benefits with respect to losses incurred and tax expense only to the extent of current state tax payments until the valuation allowances are eliminated. Additionally, we have valuation allowances against specific tax assets in South Africa.

 These conclusions were reached by the application of ASC 740, Income Taxes, which require all available positive and negative evidence be weighted to determine whether a valuation allowance should be recorded. The more significant evidential matter in Australia, The Netherlands and the United States, relates to recent book losses and the lack of sufficient projected taxable income. The more significant evidential matter for South Africa relates to assets that cannot be depleted or depreciated for tax purposes.

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

We received a private letter ruling from the U.S. Internal Revenue Service confirming that the trusts that held the claims against Anadarko are grantor trusts of Tronox Incorporated solely for federal income tax purposes. As a result, we believe we are entitled to tax deductions equal to the amount spent by the trusts to remediate environmental matters and to compensate the injured individuals. These deductions will accrue over the life of the trusts as the $5.2 billion is spent. We believe that these expenditures and the accompanying tax deductions may continue for decades. At June 30, 2016, approximately $2.6 billion of the trust expenditures expected from the litigation proceeds have been incurred.

5.	Loss Per Share

The computation of basic and diluted loss per share for the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator – Basic and Diluted:
Net loss	$(48)	$(118)	$(140)	$(164)
Less: Net income attributable to noncontrolling interest	2	1	1	4
Undistributed net loss	(50)	(119)	(141)	(168)
Percentage allocated to ordinary shares (1)	100%	100%	100%	100%
Loss available to ordinary shares	$(50)	$(119)	$(141)	$(168)
Denominator – Basic and Diluted:
Weighted-average ordinary shares (in thousands)	116,184	115,569	116,052	115,472
Loss per Ordinary Share (2):
Basic and diluted loss per ordinary share	$(0.42)	$(1.03)	$(1.21)	$(1.45)

(1)
Our participating securities do not have a contractual obligation to share in losses; therefore, when we have a net loss, none of the loss is allocated to participating securities. Consequently, for the three and six months ended June 30, 2016 and 2015, the two-class method did not have an effect on our loss per ordinary share calculation, and as such, dividends paid during the year did not impact this calculation.

(2)	Loss per ordinary share amounts were calculated from exact, not rounded loss and share information.

In computing diluted loss per share under the two-class method, we considered potentially dilutive shares. Anti-dilutive shares not recognized in the diluted earnings per share calculation were as follows:

	June 30, 2016		June 30, 2015
	Shares	Average Exercise Price	Shares	Average Exercise Price
Options	2,015,673	$21.19	2,294,649	$21.12
Series A Warrants (1)	1,438,283	$8.54	1,282,734	$10.75
Series B Warrants (1)	1,947,228	$9.42	1,736,651	$11.86
Restricted share units	5,692,870	$7.22	1,561,349	$23.04

(1)	Series A Warrants and Series B Warrants were converted into Class A ordinary shares at June 30, 2016 and 2015 using a rate of 6.01 and 5.36, respectively. See Note 16.

6.	Accounts Receivable, Net of Allowance for Doubtful Accounts

Accounts receivable, net of allowance for doubtful accounts, consisted of the following:

	June 30, 2016	December 31, 2015
Trade receivables	$384	$367
Other	23	25
Subtotal	407	392
Allowance for doubtful accounts	(2)	(1)
Accounts receivable, net of allowance for doubtful accounts	$405	$391

Bad debt expense was less than $1 million each for the three months ended June 30, 2016 and 2015 and $1million and less than $1 million for the six months ended June 30, 2016 and 2015, respectively, which was recorded in “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations.

7.	Inventories, Net

Inventories, net consisted of the following:

	June 30, 2016	December 31, 2015
Raw materials	$217	$248
Work-in-process	53	43
Finished goods, net	194	245
Materials and supplies, net (1)	102	106
Total	566	642
Less: Inventories, net – non-current	—	(12)
Inventories, net - current	$566	$630

(1)	Consists of processing chemicals, maintenance supplies, and spare parts, which will be consumed directly and indirectly in the production of our products.

Finished goods include inventory on consignment of $24 million and $30 million at June 30, 2016 and December 31, 2015, respectively. At both June 30, 2016 and December 31, 2015, inventory obsolescence reserves were $18 million. At June 30, 2016 and December 31, 2015, reserves for lower of cost or market were $41 million and $63 million, respectively.

8.	Property, Plant and Equipment, Net

Property, plant and equipment, net of accumulated depreciation, consisted of the following:

	June 30, 2016	December 31, 2015
Land and land improvements	$155	$143
Buildings	292	189
Machinery and equipment	1,839	1,765
Construction-in-progress	145	261
Other	48	44
Subtotal	2,479	2,402
Less accumulated depreciation and amortization	(647)	(559)
Property, plant and equipment, net (1)	$1,832	$1,843

(1)	Substantially all of these assets are pledged as collateral for our debt. See Note 12.

Depreciation expense related to property, plant and equipment during the three months ended June 30, 2016 and 2015 was $43 million and $48 million, respectively, of which $42 million and $47 million, respectively, was recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations and $1 million each was recorded in “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations. Depreciation expense related to property, plant and equipment during the six months ended June 30, 2016 and 2015 was $82 million and $85 million, respectively, of which $80 million and $83 million, respectively, was recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations and $2 million each was recorded in “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations. In April 2016, we officially commissioned our Fairbreeze mine in KZN and began depreciating related assets in service.

9.	Mineral Leaseholds, Net

Mineral leaseholds, net of accumulated depletion, consisted of the following:

	June 30, 2016	December 31, 2015
Mineral leaseholds	$1,968	$1,948
Less accumulated depletion	(366)	(344)
Mineral leaseholds, net	$1,602	$1,604

Depletion expense related to mineral leaseholds during the three months ended June 30, 2016 and 2015 was $10 million and $21 million, respectively, and during the six months ended June 30, 2016 and 2015 was $20 million and $42 million, respectively which was recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations.

10.	Intangible Assets, Net

Intangible assets, net of accumulated amortization, consisted of the following:

	June 30, 2016			December 31, 2015
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$294	$(108)	$186	$294	$(98)	$196
TiO2 technology	32	(9)	23	32	(8)	24
Internal-use software	38	(15)	23	37	(13)	24
Other	9	(9)	—	9	(9)	—
Intangible assets, net	$373	$(141)	$232	$372	$(128)	$244

Amortization expense related to intangible assets during the three months ended June 30, 2016 and 2015 was $7 million and $6 million, respectively, of which $1 million and less than $1 million, respectively, was recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations and $6 million each was recorded in “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations. Amortization expense related to intangible assets during the six months ended June 30, 2016 and 2015 was $13 million each, of which $1 million and less than $1 million, respectively, was recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations and $12 million and $13 million, respectively, was recorded in “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations. Estimated future amortization expense related to intangible assets is $12 million for the remainder of 2016, $25 million for 2017, $25 million for 2018, $25 million for 2019, $25 million for 2020 and $120 million thereafter.

11.	Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2016	December 31, 2015
Employee-related costs and benefits	$66	$69
Restructuring costs	3	15
Interest	35	35
Sales rebates	23	28
Taxes other than income taxes	9	11
Other	20	22
Accrued liabilities	$156	$180

12.	Debt

Short-term Debt

Short-term debt consisted of the following:

	June 30, 2016	December 31, 2015
UBS Revolver	$150	$150
Short-term debt (1)	$150	$150

(1)	Average effective interest rate of 4.1% and 4.0% during the three and six months ended June 30, 2016, respectively, and 2.4% each during the three and six months ended June 30, 2015.

UBS Revolver

We have a global senior secured asset-based syndicated revolving credit facility with UBS AG (“UBS”) with an original maturity date of June 18, 2017 (the “UBS Revolver”). Through March 31, 2015, the UBS Revolver provided us with a committed source of capital with a principal borrowing amount of up to $300 million, subject to a borrowing base. Balances due under the UBS Revolver are carried at contracted amounts, which approximate fair value based on the short term nature of the borrowing and the variable interest rate.

On April 1, 2015, in connection with the Alkali Transaction, we entered into an amended and restated asset-based revolving syndicated facility agreement with UBS, which provides for up to $500 million of revolving credit lines, with a $85 million sublimit for letters of credit with a new maturity that is the earlier of the date which is five years after the closing date and the date which is three months prior to the maturity of the Term Loan Agreement; provided that in no event shall the Revolving Maturity be earlier than June 18, 2017. Availability of revolving credit loans and letters of credit are subject to a borrowing base. Borrowings bear interest at our option, at either a base rate or an adjusted London Interbank Offered Rate (“LIBOR”) as the greatest of (a) the Administrative Agent’s prime rate, (b) the Federal funds effective rate plus 0.50% and (c) the adjusted LIBOR for a one-month period plus 1.00%. The applicable margin ranges from 0.50% to 1.00% for borrowings at the base rate and from 1.50% to 2.00% for borrowings at the adjusted LIBOR, in each case, based on the average daily borrowing availability.

On April 1, 2015, we borrowed $150 million against the UBS Revolver, which was outstanding at both June 30, 2016 and December 31, 2015. During the three and six months ended June 30, 2016 we had no drawdowns or repayments on the UBS Revolver. During both the three and six months ended June 30, 2015 we had $150 million of drawdowns and no repayments on the UBS Revolver. We incurred $2 million of deferred debt issuance costs related to the UBS Revolver, which were capitalized and included in “Other long-term assets” in the unaudited condensed consolidated balance sheet at June 30, 2015. At June 30, 2016 and December 31, 2015, our amount available to borrow was $183 million and $217 million, respectively.

ABSA Revolving Credit Facility

We have a R1.3 billion (approximately $89 million at June 30, 2016) revolving credit facility with ABSA Bank Limited (“ABSA”) acting through its ABSA Capital Division with a maturity date of June 14, 2017 (the “ABSA Revolver”). The ABSA Revolver bears interest at (i) the base rate (defined as one month Johannesburg Interbank Agreed Rate, which is the mid-market rate for deposits in South African Rand for a period equal to the relevant period which appears on the Reuters Screen SAFEY Page alongside the caption YLD) as of 11h00 Johannesburg time on the first day of the applicable period, plus (ii) the margin, which is 3.9%.

During the three and six months ended June 30, 2016 and 2015, we had no drawdowns or repayments on the ABSA Revolver. At both June 30, 2016 and December 31, 2015, there were no outstanding borrowings on the ABSA Revolver.

Long-term debt, net of an unamortized discount and debt issuance costs, consisted of the following:

	Original Principal	Annual Interest Rate	Maturity Date	June 30, 2016	December 31, 2015
Term Loan, net of unamortized discount (1)	$1,500	Variable	3/19/2020	$1,448	$1,454
Senior Notes due 2020	$900	6.375%	8/15/2020	896	900
Senior Notes due 2022	$600	7.50%	3/15/2022	584	600
Co-generation Unit Financing Arrangement	$16	6.5%	2/1/2016	—	1
Lease financing				17	16
Total borrowings				2,945	2,971
Less: Long-term debt due within one year				(16)	(16)
Debt issuance costs				(40)	(45)
Long-term debt				$2,889	$2,910

(1)	Average effective interest rate of 4.9% each during the three and six months ended June 30, 2016 and 4.7% and 4.5% during the three and six months ended June 30, 2015, respectively.

At June 30, 2016, the scheduled maturities of our long-term debt were as follows:

Total Borrowings
2016	$7
2017	16
2018	16
2019	16
2020	2,298
Thereafter	597
Total	2,950
Remaining accretion associated with the Term Loan	(5)
Total borrowings	$2,945
Term Loan

On March 19, 2013, we, along with our wholly owned subsidiary, Tronox Pigments (Netherlands) B.V., and certain of our subsidiaries named as guarantors, entered into a Second Amended and Restated Credit and Guaranty Agreement (the “Second Agreement”) with Goldman Sachs Bank USA, as administrative agent and collateral agent, and Goldman Sachs Bank USA, UBS Securities LLC, Credit Suisse Securities (USA) LLC and RBC Capital Markets, as joint lead arrangers, joint bookrunners and co-syndication agents. Pursuant to the Second Agreement, we obtained a $1.5 billion senior secured term loan (the “Term Loan”). The Term Loan was issued net of an original issue discount. At both June 30, 2016 and December 31, 2015, the unamortized discount was $5 million and $6 million, respectively. During the three months ended June 30, 2016 and 2015, we made principal repayments of $4 million each, and during the six months ended June 30, 2016 and 2015, we made principal repayments of $7 million and $8 million, respectively.

On April 23, 2014, we, along with our wholly owned subsidiary, Tronox Pigments (Netherlands) B.V., and certain of our subsidiaries named as guarantors, entered into a Third Amendment to the Credit and Guaranty Agreement (the “Third Agreement”) with the lender parties thereto and Goldman Sachs Bank USA, as administrative agent, which amends the Second Agreement. The Third Agreement provides for the re-pricing of the Term Loan by replacing the existing definition of “Applicable Margin” with a grid pricing matrix dependent upon our public corporate family rating as determined by Moody’s and Standard & Poor’s (with the interest rate under the Third Agreement remaining subject to Eurodollar Rate and Base Rate floors, as defined in the Third Agreement). Pursuant to the Third Agreement, based upon our current public corporate family rating by Moody’s and Standard & Poor’s, the current interest rate per annum is 350 basis points plus LIBOR (subject to a LIBOR floor of 1% per annum) compared to 350 basis points plus LIBOR (subject to a LIBOR floor of 1% per annum) in the Second Agreement. The Third Agreement also amended certain provisions of the Second Agreement to permit us and certain of our subsidiaries to obtain new cash flow revolving credit facilities in place of our existing asset based revolving credit facility. The maturity date under the Second Agreement and all other material terms of the Second Agreement remain the same under the Third Agreement. Debt issuance cost related to the Term Loan of $19 million were recorded as a direct reduction to the carrying value of the long term debt as described below.

Senior Notes due 2020

On August 20, 2012, our wholly owned subsidiary, Tronox Finance LLC (“Tronox Finance”), completed a private placement offering of $900 million aggregate principal amount of senior notes at par value (the “Senior Notes due 2020”). The Senior Notes due 2020 bear interest semiannually at a rate equal to 6.375%, and are fully and unconditionally guaranteed on a senior, unsecured basis by us and certain of our subsidiaries. The Senior Notes due 2020 were initially offered to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act. Debt issuance cost related to the Senior Notes Due 2020 of $10 million were recorded as a direct reduction to the carrying value of the long term debt as described below.

On September 17, 2013, Tronox Finance issued $900 million in aggregate principal amount of registered 6.375% Senior Notes due 2020 in exchange for its then existing $900 million in aggregate principal amount of its 6.375% Senior Notes due 2020. The Senior Notes due 2020 are guaranteed by Tronox and certain of its subsidiaries. See Note 22. There were no repayments during the three months ended June 30, 2016 and 2015. During the six months ended June 30, 2016, we repurchased $4 million of face value of notes at a price of 77% of par, resulting in a net gain of approximately $1 million which was included in “Gain on extinguishment of debt” in the unaudited Condensed Consolidated Statements of Operations.

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

On April 1, 2015, in connection with the Alkali Transaction, Evolution merged with and into Tronox Finance. Tronox Finance assumed the obligations of Evolution under the Indenture and the Senior Notes due 2022, and the proceeds from the offering were released to us to partially pay the purchase price for the Alkali Transaction. We and certain of our subsidiaries entered into a supplemental indenture (the “First Supplemental Indenture”), by and among us, Tronox Finance, the guarantors party thereto, and the Trustee, pursuant to which we and such subsidiaries became guarantors of the Senior Notes due 2022 under the Indenture. The Senior Notes due 2022 have not been registered under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. There were no repayments during the three months ended June 30, 2016 and 2015. During the six months ended June 30, 2016, we repurchased $16 million of face value of notes at a weighted average price of 76% of par, resulting in a net gain of approximately $3 million which was included in “Gain on extinguishment of debt” in the unaudited Condensed Consolidated Statements of Operations. Debt issuance costs related to the Senior Notes due 2022 of $11 million were recorded as a direct reduction of the carrying value of the long term debt as described below.

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

Liquidity and Capital Resources

As of June 30, 2016, we had $183 million available under the $500 million UBS Revolver, $89 million available under the ABSA Revolver and $188 million in cash and cash equivalents. In the next twelve months, we expect that our operations and available borrowings under our revolving credit agreements will provide sufficient cash to fund our operating expenses, capital expenditures, interest payments, debt repayments, and dividends.

Lease Financing

We have capital lease obligations in South Africa, which are payable through 2031 at a weighted average interest rate of approximately 14%. At both June 30, 2016 and December 31, 2015, such obligations had a net book value of assets recorded under capital leases aggregating $14 million. During each of the three and six months ended June 30, 2016 and 2015, we made principal payments of less than $1 million.

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

Fair Value

Our debt is recorded at historical amounts. At June 30, 2016 and December 31, 2015, the fair value of the Term Loan was $1.4 billion and $1.3 billion, respectively. At June 30, 2016 and December 31, 2015, the fair value of the Senior Notes due 2020 was $663 million and $520 million, respectively. At June 30, 2016 and December 31, 2015, the fair value of the Senior Notes due 2022 was $423 million and $347 million, respectively. We determined the fair value of the Term Loan, the Senior Notes due 2020 and the Senior Notes due 2022 using quoted market prices. The fair value hierarchy for the Term Loan, the Senior Notes due 2020 and the Senior Notes due 2022 is a Level 1 input.  Balances outstanding under our UBS Revolver are carried at contracted amounts, which approximate fair value based on the short term nature of the borrowing and the variable interest rate. The fair value hierarchy for our UBS Revolver is a Level 2 input.

Debt Covenants

At June 30, 2016, we had financial covenants in the UBS Revolver, the ABSA Revolver and the Term Loan; however, only the ABSA Revolver had a financial maintenance covenant that applies to local operations and only when the ABSA Revolver is drawn upon. The Term Loan and the UBS Revolver are subject to an intercreditor agreement pursuant to which the lenders’ respective rights and interests in the security are set forth. We were in compliance with all our financial covenants as of and for the three and six months ended June 30, 2016.

Interest and Debt Expense, Net

Interest and debt expense, net in the unaudited Condensed Consolidated Statements of Operations consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest on debt	$43	$42	$87	$74
Amortization of deferred debt issuance costs and discounts on debt	2	3	5	5
Bridge Facility	—	8	—	8
Other	2	1	2	2
Capitalized interest	(1)	(2)	(2)	(3)
Total interest and debt expense, net	$46	$52	$92	$86

In connection with obtaining debt, we incurred debt issuance costs, which are being amortized through the respective maturity dates using the effective interest method. At both June 30, 2016 and December 31, 2015, we had deferred debt issuance costs of $4 million related to the UBS Revolver and ABSA Revolver which are recorded in “Other long-term assets” in the unaudited Condensed Consolidated Balance Sheets and $40 million and $45 million, respectively, as a direct reduction of the carrying value of the long term debt.

13.	Asset Retirement Obligations

Asset retirement obligations consist primarily of rehabilitation and restoration costs, landfill capping costs, decommissioning costs, and closure and post-closure costs. Activity related to asset retirement obligations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance, January 1,	$87	$86	$81	$90
Additions	1	—	1	1
Accretion expense	2	2	3	3
Remeasurement/translation	(2)	1	2	(5)
Changes in estimates, including cost and timing of cash flows	(10)	—	(9)	1
Settlements/payments	—	(1)	—	(2)
Balance, June 30,	$78	$88	$78	$88

Asset retirement obligations were classified as follows:

	June 30, 2016	December 31, 2015
Current portion included in “Accrued liabilities”	$3	$4
Noncurrent portion included in “Asset retirement obligations”	75	77
Asset retirement obligations	$78	$81

During the three months ended June 30, 2016, we amended our lease agreement for our TiO2 pigment facility in Botlek, The Netherlands, which included an option to extend the lease term for an additional 25 years. This amendment increased the estimated useful life used in determining the asset retirement obligation and consequently, we recognized a $10 million reduction to this liability.

Environmental Rehabilitation Trust

In accordance with applicable regulations, we have established an environmental rehabilitation trust for the prospecting and mining operations in South Africa, which receives, holds, and invests funds for the rehabilitation or management of asset retirement obligations. The trustees of the fund are appointed by us, and consist of sufficiently qualified employees capable of fulfilling their fiduciary duties. At June 30, 2016 and December 31, 2015, the environmental rehabilitation trust assets were $13 million and $12 million, respectively, which were recorded in “Other long-term assets” in the unaudited Condensed Consolidated Balance Sheets.

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

We mitigate our exposures to currency risks and commodity price risks, through a controlled program of risk management that includes the use of derivative financial instruments. We enter into foreign exchange forward contracts to reduce the effects of fluctuating foreign currency exchange rates. We also use commodity price swap contracts and forward purchase contracts to manage forecasted energy exposure.

We formally document all relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking our hedge transactions. This process includes relating derivatives that are designated as cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. We also formally assess both at the inception of the hedge and throughout its term, whether each derivative is highly effective in offsetting changes in cash flows of the hedged item. If we determine that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, we discontinue hedge accounting with respect to that derivative prospectively. On the date the derivative instrument is entered into, we assess whether to designate the derivative a hedge of the variability of cash flows to be received or paid related to a forecasted transaction (cash flow hedge) or not. We recognize all derivatives in the unaudited Condensed Consolidated Balance Sheets at fair value.

Our currency forward contracts are not designated for hedge accounting treatment under ASC 815. As such, changes in the fair value are recorded in “Other income (expense), net” in the unaudited Condensed Consolidated Statements of Operations. We did not record any gains or losses during the three and six months ended June 30, 2016 and 2015 related to forward contracts. At June 30, 2016 and December 31, 2015, we did not have any currency forward contracts in place.

We have designated our natural gas commodity price swap contracts, which qualify as cash flow hedges, for hedge accounting treatment under ASC 815. Our current natural gas derivative contracts mature on December 31, 2016. We perform an analysis for effectiveness of the derivatives at the end of each quarter based on the terms of the contract and the underlying item being hedged. The effective portion of the change in the fair value of cash flow hedges is deferred in other comprehensive loss and is subsequently recognized in the “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations for commodity hedges, when the hedged item impacts earnings. Changes in fair value of derivative assets and liabilities designated as hedging instruments are shown in “Other noncash items affecting net loss” within operating activities in the unaudited Consolidated Statements of Cash Flows. Any portion of the change in fair value of derivatives designated as hedging instruments that is determined to be ineffective is recorded in “Other income (expense), net” in the unaudited Condensed Consolidated Statements of Operations.

At June 30, 2016 we recorded the fair value of the natural gas hedge of $2 million in “Prepaid and other assets” in the unaudited Condensed Consolidated Balance Sheets, with the offset of $2 million recognized in accumulated other comprehensive loss with no tax impact. See Note 4 to the unaudited Condensed Consolidated Financial Statements. The current open commodity contract hedges forecasted transactions until December 31, 2016. At June 30, 2016, we had an equivalent of 2.1 mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contract to hedge forecasted purchases. The fair value of the natural gas commodity price contract was based on market price quotations and the use of a pricing model. The contract was considered a level 2 input in the fair value hierarchy at June 30, 2016. We did not have any natural gas hedge positions at December 31, 2015.

15.	Commitments and Contingencies

Purchase and Capital Commitments — At June 30, 2016, purchase commitments were $82 million for the remainder of 2016, $107 million for 2017, $91 million for 2018, $74 million for 2019, $55 million for 2020, and $307 million thereafter.

Letters of Credit — At June 30, 2016, we had outstanding letters of credit, bank guarantees, and performance bonds of $69 million, of which $43 million were letters of credit issued under the UBS Revolver, $20 million were bank guarantees and letters of credit issued under the ABSA Revolver, $4 million were bank guarantees issued by Standard Bank and $2 million were performance bonds issued by Westpac Banking Corporation.

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

16.	Shareholders’ Equity

The changes in outstanding Class A ordinary shares (“Class A Shares”) and Class B Shares for the six months ended June 30, 2016 were as follows:

Class A Shares:
Balance at January 1, 2016	64,521,851
Shares issued for share-based compensation	508,972
Shares issued upon warrants exercised	12
Balance at June 30, 2016	65,030,835
Class B Shares:
Balance, January 1, 2016 and June 30, 2016	51,154,280

Warrants

We have outstanding Series A Warrants (the “Series A Warrants”) and Series B Warrants (the “Series B Warrants,” and together with the Series A Warrants, the “Warrants”). At June 30, 2016, holders of the Warrants were entitled to purchase 6.01 Class A Shares and receive $12.50 in cash at an exercise price of $51.31 for each Series A Warrant and $56.62 for each Series B Warrant. The Warrants have a seven-year term from the date initially issued and will expire on February 14, 2018. A holder may exercise the Warrants by paying the applicable exercise price in cash or exercising on a cashless basis. The Warrants are freely transferable by the holder. At June 30, 2016 and December 31, 2015, there were 239,315 and 239,316 Series A Warrants outstanding, respectively, and 323,998 and 323,999 Series B Warrants outstanding, respectively.

Dividends

During 2016, we declared and paid quarterly dividends to holders of our Class A Shares and Class B Shares as follows:

	Three Months Ended March 31, 2016	Three Months Ended June 30, 2016
Dividend per share	$0.25	$0.045
Total dividend	$30	$5
Record date (close of business)	March 4	May 16

Accumulated Other Comprehensive Loss Attributable to Tronox Limited

The tables below present changes in accumulated other comprehensive loss by component for the six months ended June 30, 2016 and 2015.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains on Derivatives	Total
Balance, January 1, 2016	$(494)	$(102)	$—	$(596)
Other comprehensive income	40	—	2	42
Amounts reclassified from accumulated other comprehensive loss	—	1	—	1
Balance, June 30, 2016	$(454)	$(101)	$2	$(553)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains on Derivatives	Total
Balance, January 1, 2015	$(279)	$(117)	$—	$(396)
Other comprehensive income	(38)	—	—	(38)
Amounts reclassified from accumulated other comprehensive loss	—	2	—	2
Balance, June 30, 2015	$(317)	$(115)	$—	$(432)

17.	Noncontrolling Interest

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

Noncontrolling interest activity was as follows:

	2016	2015
Balance, January 1	$112	$178
Net income attributable to noncontrolling interest	1	4
Effect of exchange rate changes	13	(14)
Balance, June 30	$126	$168

18.	Share-Based Compensation

Compensation expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Restricted shares and restricted share units	$4	$6	$8	$9
Options	—	1	1	3
T-Bucks Employee Participation Plan	1	—	1	1
Total share-based compensation expense	$5	$7	$10	$13

Tronox Limited Management Equity Incentive Plan

On June 15, 2012, we adopted the Tronox Limited Management Equity Incentive Plan (the “MEIP”), which permits the grant of awards that are comprised of incentive options, nonqualified options, share appreciation rights, restricted shares, restricted share units, performance awards, and other share-based awards, cash payments, and other forms as the compensation committee of the Board of Directors (the “Board”) in its discretion deems appropriate, including any combination of the above. Subject to further adjustment, the maximum number of shares which may be the subject of awards (inclusive of incentive options) is 20,781,225 Class A Shares.  These shares were increased by 8,000,000 on the affirmative vote of our shareholders on May 25, 2016.

Restricted Shares

During the six months ended June 30, 2016, we granted 244,362 restricted shares which vest ratably over a three-year period and 18,429 such shares which vested immediately. The 18,429 restricted shares that vested immediately were granted to members of our Board of Directors in lieu of cash fees earned during the first quarter of 2016. These awards are classified as equity awards, and are accounted for using the fair value established at the grant date.
The following table presents a summary of activity for the six months ended June 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2016	373,278	$22.02
Granted	262,791	3.80
Vested	(137,355)	19.34
Forfeited	(199,577)	22.21
Outstanding, June 30, 2016	299,137	$7.02
Expected to vest, June 30, 2016	299,110	$7.12

At June 30, 2016, there was $1 million of unrecognized compensation expense related to nonvested restricted shares, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.0 years. The weighted-average grant-date fair value of restricted shares granted during the six months ended June 30, 2016 and 2015 was $3.80 per share and $22.60 per share, respectively. The total fair value of restricted shares that vested during the six months ended June 30, 2016 was $3 million.

Restricted Share Units (“RSUs”)

During the six months ended June 30, 2016, we granted RSUs which have time and/or performance conditions. Both the time-based awards and the performance-based awards are classified as equity awards. The time-based awards vest ratably over a three-year period, and are valued at the weighted average grant date fair value. The performance-based awards cliff vest at the end of the three years. Included in the performance-based awards are RSUs for which vesting is determined by a Total Stockholder Return (“TSR”) calculation over the applicable measurement period. The TSR metric is considered a market condition for which we use a Monte Carlo simulation to determine the grant date fair value.

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2016	1,494,027	$23.04
Granted	4,775,348	4.02
Vested	(395,029)	21.66
Forfeited	(181,476)	21.85
Outstanding, June 30, 2016	5,692,870	$7.22
Expected to vest, June 30, 2016	5,454,917	$7.28

At June 30, 2016, there was $26 million of unrecognized compensation expense related to nonvested RSUs, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.9 years. The weighted-average grant-date fair value of restricted share units granted during the six months ended June 30, 2016 and 2015 was $4.02 per share and $23.47 per share, respectively. The total fair value of RSUs that vested during the six months ended June 30, 2016 was $9 million.

Options

The following table presents a summary of activity for the six months ended June 30, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Intrinsic Value
Outstanding, January 1, 2016	2,189,967	$21.15	7.4	$—
Forfeited	(43,767)	20.93
Expired	(130,527)	20.57
Outstanding, June 30, 2016	2,015,673	$21.19	6.9	$—
Expected to vest, June 30, 2016	244,067	$22.08	7.6	$—
Exercisable, June 30, 2016	1,768,603	$21.07	6.8	$—

The aggregate intrinsic values in the table represent the total pre-tax intrinsic value (the difference between our share price at the indicated dates and the options’ exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at the end of the period. The amount will change based on the fair market value of our stock. No options were exercised during the three and six months ending June 30, 2016 and consequently, there was no related intrinsic value. The total intrinsic value of options exercised was less than $1 million for the three and six months ended June 30, 2015. We issue new shares upon the exercise of options. As there were no stock options exercised during the three and six months ended June 30, 2016, no cash was received.

At June 30, 2016, unrecognized compensation expense related to options, adjusted for estimated forfeitures, was $1 million, which is expected to be recognized over a weighted-average period of 0.6 years.

We did not issue any options during the three and six months ended June 30, 2016.  During the six months ended June 30, 2015, we issued 2,380 options, with a weighted average grant date fair value of $7.04.

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

T-Bucks Employee Participation Plan (“T-Bucks EPP”)

During 2012, we established the T-Bucks EPP for the benefit of certain qualifying employees of our South African subsidiaries. We funded the T-Bucks Trust (the “Trust”) with R124 million (approximately $15 million), which was used to acquire Class A Shares. Additional contributions may be made in the future at the discretion of the Board. The T-Bucks EPP is classified as an equity-settled shared-based payment plan, whereby participants were awarded share units in the Trust, which entitles them to receive Class A Shares upon completion of the vesting period on May 31, 2017. Participants are entitled to receive dividends on the shares during the vesting period. Forfeited shares are retained by the Trust, and are allocated to future participants. Compensation costs are recognized over the vesting period using the straight-line method. During 2012, the Trust purchased 548,234 Class A Shares at $25.79 per share, which was the fair value on the date of purchase. The balance at both June 30, 2016 and December 31, 2015 was 548,234 shares.

 Long-Term Incentive Plan

We have a long-term incentive plan (the “LTIP”) for the benefit of certain qualifying employees of Tronox subsidiaries in South Africa and Australia. The LTIP is classified as cash settled compensation plan, and is re-measured to fair value at each reporting date. At both June 30, 2016 and December 31, 2015, the LTIP plan liability was less than $1 million.

19.	Pension and Other Postretirement Healthcare Benefits

We sponsor two noncontributory defined benefit retirement plans in the U.S., the qualified retirement plan and Alkali qualified retirement plan. We also have a defined benefit retirement plan and a collective defined contribution plan (a multiemployer plan) in The Netherlands, and a postretirement healthcare plan in South Africa.

The components of net periodic cost associated with our U.S. defined benefit plans and The Netherlands defined plan recognized in the unaudited Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net periodic cost:
Service cost (1)	$1	$1	$2	$1
Interest cost	5	5	10	10
Expected return on plan assets	(5)	(6)	(10)	(11)
Net amortization of actuarial loss and prior service credit	—	1	1	2
Total net periodic cost	$1	$1	$3	$2

(1)
Includes $1 million each of pension expenses for the three and six months ended June 30, 2015 related to the Tronox Alkali Qualified Plan to cover eligible employees of Tronox Alkali Corporation in connection with the Alkali Transaction.

The components of net periodic cost associated with the postretirement healthcare plans was less than $1 million each for the three and six months ended June 30, 2016 and 2015.

For each of the three and six months ended June 30, 2016 and 2015, we contributed $1 million and $2 million, respectively, to The Netherlands multiemployer plan, which was recognized in the unaudited Condensed Consolidated Statement of Operations.

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

Exxaro

We had service level agreements with Exxaro for services such as tax preparation and research and development, as well as information technology services, which expired during 2015. Such service level agreements amounted to less than $1 million and $1 million of expense for the three months ended June 30, 2016 and 2015, respectively, and less than $1 million and $2 million of expense during the six months ended June 30, 2016 and 2015, respectively, which was included in “Selling, general and administrative expense” in the unaudited Condensed Consolidated Statements of Operations. Additionally, we have a professional service agreement with Exxaro related to the Fairbreeze construction project. During the three and six months ended June 30, 2016 and 2015, we paid less than $1 million each and $1 million each, respectively, to Exxaro, which was capitalized in “Property, plant and equipment, net” on our unaudited Condensed Consolidated Balance Sheets. At June 30, 2016 and December 31, 2015, we had less than $1 million and $1 million, respectively, of related party payables, which were recorded in “Accounts payable” on our unaudited Condensed Consolidated Balance Sheets.

ANSAC

We hold a membership in ANSAC, which is responsible for promoting exports of US-produced soda ash. Under the ANSAC membership agreement, Alkali’s exports of soda ash to all markets except Canada, the European community, the European Free Trade Association and the Southern African Customs Union are exclusively through ANSAC. Certain sales and marketing costs incurred by ANSAC are charged directly to us. Selling, general and administrative expenses in the unaudited Condensed Consolidated Statement of Operations include amounts charged to us by ANSAC principally consisting of salaries, benefits, office supplies, professional fees, travel, rent and certain other costs, which amounted to $1 million and $2 million for the three and six months ended June 30, 2016, respectively, and $1 million for both the three and six months ended June 30, 2015. During the three and six months ended June 30, 2016, we recorded net sales to ANSAC of $70 million and $130 million, respectively, and $76 million for both the three and six months ended June 30, 2015, which was included in “Net sales” in the  unaudited Condensed Consolidated Statements of Operations. At June 30, 2016 and December 31, 2015, we had $45 million and $47 million, respectively, of related party receivables from ANSAC which were recorded in “Accounts receivable, net of allowance for doubtful accounts” in our unaudited Condensed Consolidated Balance Sheets. At June 30, 2016 and December 31, 2015, we had related party payables due to ANSAC of $1 million and $2 million, respectively, recorded in “Accounts payable” in our unaudited Condensed Consolidated Balance Sheet. Additionally, during the three and six month ended June 30, 2016, “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations included $1 million and $3 million, respectively, and $1 million each for the three and six months ended June 30, 2015 of charges to us by ANSAC for freight costs incurred on our behalf. At June 30, 2016 and December 31, 2015, “Accounts payable” in the unaudited Condensed Consolidated Balance Sheets included less than $1 million and $1 million, respectively, of payables to ANSAC for freight costs incurred on our behalf.

Natronx Technologies LLC

In connection with the Alkali Transaction, we acquired FMC’s one-third ownership interest in a joint venture, Natronx Technologies LLC (“Natronx”). Natronx manufactures and markets sodium-based, dry sorbents for air pollution control in electric utility and industrial boiler operations. Pursuant to an agreement with Natronx, we purchase ground trona from a third-party vendor as an agent on its behalf (the “Supply Agreement”). We also provide certain administrative services such as accounting, technology and customer services to Natronx under a service level agreement (the “SLA”). We are reimbursed by Natronx for the related costs incurred under the Supply Agreement and the SLA. At June 30, 2016 and December 31, 2015, we had $1 million each of receivables related to these agreements, which were recorded in “Accounts receivable, net of allowance for doubtful accounts” in the unaudited Condensed Consolidated Balance Sheet. During April, 2016, Natronx notified its customers of its intent to cease operations and end deliveries of product on June 30, 2016.  We do not expect to incur any material costs associated with the dissolution of this venture.

21.	Segment Information

The reportable segments presented below represent our operating segments for which separate financial information is available and which is utilized on a regular basis by our Chief Executive Officer, who is our chief operating decision maker (“CODM”) to assess performance and to allocate resources.

Prior to the Alkali Transaction, we had two operating and reportable segments, Mineral Sands and Pigment, based on the way the management team was organized and our CODM monitored performance, aligned strategies, and allocated resources.  As a result of the increased interdependency between the Mineral Sands and Pigment businesses and related organizational changes, our CODM determined that it was better to review the Mineral Sands and Pigment businesses, along with our electrolytic business, as a combined one, TiO2, and to assess performance and allocate resources at that level. Following the Alkali Transaction, we restructured our organization to reflect two integrated businesses, TiO2 and Alkali. The change in reportable segments for financial reporting purposes that occurred in the second quarter of 2015 has been retrospectively applied.

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

Net sales and income (loss) from operations by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
TiO2 segment	$333	$409	$618	$794
Alkali segment	204	208	394	208
Net sales (1)	$537	$617	$1,012	$1,002
TiO2 segment	$6	$(41)	$(30)	$(32)
Alkali segment	11	25	31	25
Corporate	(9)	(34)	(22)	(52)
Income (loss) from operations	8	(50)	(21)	(59)
Interest and debt expense, net	(46)	(52)	(92)	(86)
Gain on extinguishment of debt	—	—	4	—
Other income (expense), net	—	(5)	(9)	(1)
Loss before income taxes	(38)	(107)	(118)	(146)
Income tax provision	(10)	(11)	(22)	(18)
Net loss	$(48)	$(118)	$(140)	$(164)

(1)	Net sales to external customers, by geographic region, based on country of production, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
U.S. operations	$361	$375	$670	$532
International operations:
Australia	88	101	164	181
South Africa	49	89	86	181
The Netherlands	39	52	92	108
Total	$537	$617	$1,012	$1,002

Net sales from external customers for each similar product were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Pigment	$244	$266	$460	$512
Alkali	204	208	394	208
Titanium feedstock	73	116	130	230
Electrolytic	16	27	28	52
Total	$537	$617	$1,012	$1,002

During the three months ended June 30, 2016, our ten largest third-party TiO2 customers and our ten largest Alkali customers represented approximately 25% and 24%, respectively, of our consolidated net sales. During the three months ended June 30, 2015, our ten largest third-party TiO2 customers and our ten largest Alkali customers represented approximately 27% and 14%, respectively, of our consolidated net sales. During the three months ended June 30, 2016, ANSAC accounted for 13% of our consolidated net sales. During the three months ended June 30, 2015, no single customer accounted for more than 10% of our consolidated net sales. During the six months ended June 30, 2016, our ten largest third-party TiO2 customers and our ten largest Alkali customers represented approximately 22% and 25%, respectively, of our consolidated net sales; ANSAC accounted for 13% of our consolidated net sales. During the six months ended June 30, 2015, our ten largest third-party TiO2 customers and our ten largest Alkali customers represented approximately 33% and 14%, respectively, of our consolidated net sales; however, no single customer accounted for more than 10% of our consolidated sales.

Capital expenditures by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
TiO2 segment	$18	$57	$35	$88
Alkali segment	4	4	20	4
Corporate	—	—	—	1
Total	$22	$61	$55	$93

Total assets by segment were as follows:

	June 30, 2016	December 31, 2015
TiO2 segment	$2,978	$3,055
Alkali segment	1,680	1,690
Corporate	235	282
Total	$4,893	$5,027

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

The guarantor unaudited condensed consolidating financial statements are presented on a legal entity basis, not on a business segment basis. The indentures governing the Senior Notes due 2020 provide for a Guarantor Subsidiary to be automatically and unconditionally released and discharged from its guarantee obligations in certain customary circumstances, including:

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

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2016
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$537	$(45)	$—	$—	$454	$128
Cost of goods sold	480	(52)	—	—	415	117
Gross profit	57	7	—	—	39	11
Selling, general and administrative expenses	(50)	1	—	(4)	(35)	(12)
Restructuring income	1	—	—	—	1	—
Income (loss) from operations	8	8	—	(4)	5	(1)
Interest and debt expense, net	(46)	—	(27)	—	(1)	(18)
Intercompany interest income (expense)	—	—	—	126	(143)	17
Equity in earnings of subsidiary	—	138	—	(123)	(15)	—
Income (loss) before income taxes	(38)	146	(27)	(1)	(154)	(2)
Income tax benefit (provision)	(10)	—	8	(49)	31	—
Net income (loss)	(48)	146	(19)	(50)	(123)	(2)
Net income attributable to noncontrolling interest	2	2	—	—	—	—
Net income (loss) attributable to Tronox Limited	$(50)	$144	$(19)	$(50)	$(123)	$(2)

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2016
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$1,012	$(105)	$—	$—	$857	$260
Cost of goods sold	935	(109)	—	—	799	245
Gross profit	77	4	—	—	58	15
Selling, general and administrative expenses	(97)	2	—	(14)	(63)	(22)
Restructuring expenses	(1)	—	—	—	—	(1)
Income (loss) from operations	(21)	6	—	(14)	(5)	(8)
Interest and debt expense, net	(92)	—	(53)	—	(3)	(36)
Intercompany interest income (expense)	—	—	—	253	(283)	30
Gain on extinguishment of debt	4	—	4	—	—	—
Other income (expense), net	(9)	—	—	—	—	(9)
Equity in earnings of subsidiary	—	326	—	(284)	(42)	—
Income (loss) before income taxes	(118)	332	(49)	(45)	(333)	(23)
Income tax benefit (provision)	(22)	—	15	(96)	61	(2)
Net income (loss)	(140)	332	(34)	(141)	(272)	(25)
Net income attributable to noncontrolling interest	1	1	—	—	—	—
Net income (loss) attributable to Tronox Limited	$(141)	$331	$(34)	$(141)	$(272)	$(25)

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended June 30, 2016
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net income (loss)	$(48)	$146	$(19)	$(50)	$(123)	$(2)
Other comprehensive income (loss):
Pension and postretirement plans	—	(1)	—	—	1	—
Unrealized gains on derivative financial instruments	2	(2)	—	2	2	—
Other comprehensive income (loss)	2	(3)	—	2	3	—
Total comprehensive income (loss)	(46)	143	(19)	(48)	(120)	(2)
Comprehensive income (loss) attributable to noncontrolling interest:
Net income	2	2	—	—	—	—
Comprehensive income (loss) attributable to noncontrolling interest	2	2	—	—	—	—
Comprehensive income (loss) attributable to Tronox Limited	$(48)	$141	$(19)	$(48)	$(120)	$(2)

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Six Months Ended June 30, 2016
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net income (loss)	$(140)	$332	$(34)	$(141)	$(272)	$(25)
Other comprehensive income (loss):
Foreign currency translation adjustments	53	(90)	—	40	50	53
Pension and postretirement plans	1	(1)	—	1	1	—
Unrealized gains on derivative financial instruments	2	(2)	—	2	2	—
Other comprehensive income (loss)	56	(93)	—	43	53	53
Total comprehensive income (loss)	(84)	239	(34)	(98)	(219)	28
Comprehensive income (loss) attributable to noncontrolling interest:
Net income	1	1	—	—	—	—
Foreign currency translation adjustments	13	13	—	—	—	—
Comprehensive income (loss) attributable to noncontrolling interest	14	14	—	—	—	—
Comprehensive income (loss) attributable to Tronox Limited	$(98)	$225	$(34)	$(98)	$(219)	$28

GUARANTOR CONDENSED CONSOLIDATING BALANCE SHEETS
As of June 30, 2016
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Cash and cash equivalents	$188	$—	$7	$3	$143	$35
Restricted cash	3	—	—	—	3	—
Accounts receivable, net	405	—	—	—	328	77
Inventories, net	566	(18)	—	—	383	201
Other current assets	42	(4,786)	643	1,710	1,240	1,235
Investment in subsidiaries	—	2,828	—	(3,515)	687	—
Property, plant and equipment, net	1,832	—	—	—	1,353	479
Mineral leaseholds, net	1,602	—	—	—	1,251	351
Intercompany loans receivable	—	(6,998)	649	5,935	77	337
Other long-term assets	255	—	—	—	238	17
Total assets	$4,893	$(8,974)	$1,299	$4,133	$5,703	$2,732
LIABILITIES AND EQUITY
Short-term debt	$150	$—	$—	$—	$150	$—
Other current liabilities	385	(4,786)	44	2,608	2,330	189
Long-term debt	2,889	—	1,460	—	—	1,429
Intercompany loans payable	—	(6,998)	—	649	6,273	76
Other long-term liabilities	469	—	—	2	278	189
Total liabilities	3,893	(11,784)	1,504	3,259	9,031	1,883
Total equity	1,000	2,810	(205)	874	(3,328)	849
Total liabilities and equity	$4,893	$(8,974)	$1,299	$4,133	$5,703	$2,732

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2016
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Cash Flows from Operating Activities:
Net income (loss)	$(140)	$332	$(34)	$(141)	$(272)	$(25)
Depreciation, depletion and amortization	115	—	—	—	92	23
Other	94	(332)	(18)	185	296	(37)
Cash provided by (used in) operating activities	69	—	(52)	44	116	(39)
Cash Flows from Investing Activities:
Capital expenditures	(55)	—	—	—	(36)	(19)
Proceeds on sale of assets	1	—	—	—	1	—
Collections of intercompany loans	—	(115)	79	—	—	36
Issuance of intercompany loans	—	72	(5)	—	(67)	—
Cash provided by (used in) investing activities	(54)	(43)	74	—	(102)	17
Cash Flows from Financing Activities:
Repayments of debt	(23)	—	(15)	—	—	(8)
Repayments of intercompany loans	—	115	—	(79)	(36)	—
Proceeds from debt	—	—	—	—	—	—
Proceeds from intercompany loans	—	(72)	—	72	—	—
Dividends paid	(35)	—	—	(35)	—	—
Cash provided by (used in) financing activities	(58)	43	(15)	(42)	(36)	(8)
Effects of exchange rate changes on cash and cash equivalents	2	—	—	—	—	2
Net increase (decrease) in cash and cash equivalents	(41)	—	7	2	(22)	(28)
Cash and cash equivalents at beginning of period	$229	$—	$—	$1	$165	$63
Cash and cash equivalents at end of period	$188	$—	$7	$3	$143	$35

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

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2015
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Cash Flows from Operating Activities:
Net income (loss)	$(164)	$359	$(36)	$(168)	$(305)	$(14)
Depreciation, depletion and amortization	140	—	—	—	103	37
Other	37	(359)	610	135	258	(607)
Cash provided by (used in) operating activities	13	—	574	(33)	56	(584)
Cash Flows from Investing Activities:
Capital expenditures	(93)	—	—	—	(25)	(68)
Acquisition of business	(1,653)	—	—	—	(1,653)	—
Investment in subsidiaries	—	1,526	—	(1,526)	—	—
Return of capital from subsidiaries	—	(24)	—	24	—	—
Collections of intercompany debt	—	(623)	29	—	17	577
Issuance of intercompany loans	—	1,362	(590)	(10)	(205)	(557)
Cash provided by (used in) investing activities	(1,746)	2,241	(561)	(1,512)	(1,866)	(48)
Cash Flows from Financing Activities:
Repayments of debt	(9)	—	—	—	(1)	(8)
Repayments of intercompany loans	—	623	—	(29)	(577)	(17)
Proceeds from debt	750	—	—	—	150	600
Proceeds from intercompany loans	—	(1,362)	—	1,352	10	—
Contribution from parent	—	(1,526)	—	—	1,526	—
Return of capital to parent	—	24	—	—	(24)	—
Debt issuance costs	(15)	—	(13)	—	(2)	—
Dividends paid	(59)	—	—	(59)	—	—
Proceeds from the exercise of warrants and options	3	—	—	3	—	—
Cash provided by (used in) financing activities	670	(2,241)	(13)	1,267	1,082	575
Effects of exchange rate changes on cash and cash equivalents	(8)	—	—	—	—	(8)
Net increase (decrease) in cash and cash equivalents	(1,071)	—	—	(278)	(728)	(65)
Cash and cash equivalents at beginning of period	$1,276	$—	$—	$283	$815	$178
Cash and cash equivalents at end of period	$205	$—	$—	$5	$87	$113

GUARANTOR CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2015
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Cash and cash equivalents	$229	$—	$—	$1	$165	$63
Restricted cash	5	—	—	—	5	—
Accounts receivable, net	391	—	—	—	303	88
Inventories, net	630	(24)	—	—	439	215
Other current assets	46	(4,345)	657	1,473	1,149	1,112
Investment in subsidiaries	—	2,596	—	(3,274)	678	—
Property, plant and equipment, net	1,843	—	—	—	1,388	455
Mineral leaseholds, net	1,604	—	—	—	1,266	338
Intercompany loans receivable	—	(7,106)	688	5,936	76	406
Other long-term assets	279	—	4	—	258	17
Total assets	$5,027	$(8,879)	$1,349	$4,136	$5,727	$2,694
LIABILITIES AND EQUITY
Short-term debt	$150	$—	$—	$—	$150	$—
Other current liabilities	398	$(4,345)	$45	2,443	$2,081	174
Long-term debt	2,910	—	1,470	—	—	1,440
Intercompany loans payable	—	(7,106)	5	694	6,338	69
Other long-term liabilities	459	—	—	1	267	191
Total liabilities	3,917	(11,451)	1,520	3,138	8,836	1,874
Total equity	1,110	2,572	(171)	998	(3,109)	820
Total liabilities and equity	$5,027	$(8,879)	$1,349	$4,136	$5,727	$2,694

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain financial measures, in particular the presentation of EBITDA and Adjusted EBITDA, which are not presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). We are presenting these non-U.S. GAAP financial measures because we believe they provide us and readers of this Form 10-Q with additional insight into our operational performance relative to earlier periods and relative to our competitors. We do not intend for these non-U.S GAAP financial measures to be a substitute for any U.S. GAAP financial information. Readers of these statements should use these non-U.S. GAAP financial measures only in conjunction with the comparable U.S. GAAP financial measures. A reconciliation of consolidated Net loss to EBITDA and Adjusted EBITDA, and a reconciliation of Net income (loss) from operations to Adjusted EBITDA by segment are also provided herein.

Executive Overview

We are a global leader in the production and marketing of titanium bearing mineral sands and titanium dioxide (“TiO2”) pigment, and the world’s largest producer of natural soda ash.

We currently operate our business in two operating and reportable segments, TiO2 and Alkali.

On April 1, 2015, we completed the acquisition of 100% of the Alkali business (“Alkali”) from FMC Corporation (“FMC”) for an aggregate purchase price of $1.65 billion in cash (the “Alkali Transaction”). Prior to the Alkali Transaction, we had two operating and reportable segments, Mineral Sands and Pigment, based on the way the management team was organized and our Chief Operating Decision Maker (“CODM”) monitored performance, aligned strategies and allocated resources. As a result of the increased interdependency between the Mineral Sands and Pigment businesses, and related organizational changes, our CODM determined that it was better to review the Mineral Sands and Pigment businesses, along with our electrolytic business, as a combined segment, TiO2 , and to assess performance and allocate resources at that level. Following the Alkali Transaction, we restructured our organization to reflect two integrated businesses, TiO2 and Alkali, as our two operating and reportable segments.

TiO2 Segment

We operate three TiO2 pigment facilities at the following locations: Hamilton, Mississippi; Botlek, The Netherlands; and Kwinana, Western Australia, representing an aggregate annual TiO2 production capacity of approximately 465,000 metric tons (“MT”). TiO2 is used in a wide range of products due to its ability to impart whiteness, brightness, and opacity. TiO2  is used extensively in the manufacture of paint and other coatings, plastics and paper, and in a wide range of other applications, including inks, fibers, rubber, food, cosmetics, and pharmaceuticals. Moreover, it is a critical component of everyday consumer applications due to its superior ability to cover or mask other materials effectively and efficiently relative to alternative white pigments and extenders. TiO2 is considered to be a quality of life product, and some research indicates that consumption generally increases as disposable income increases. At present, it is our belief that there is no effective mineral substitute for TiO2 because no other white pigment has the physical properties for achieving comparable opacity and brightness, or can be incorporated as cost effectively. We also operate three separate mining operations: KwaZulu-Natal (“KZN”) Sands located in South Africa, Namakwa Sands located in South Africa and Cooljarloo Sands located in Western Australia.

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

Alkali Segment

Our Alkali business is the world’s largest natural soda ash producer. We provide our soda ash to a variety of industries such as flat glass, container glass, detergent and chemical manufacturing. Soda ash, also known by its chemical name sodium carbonate (Na 2 CO 3), is a highly valued raw material in the manufacture of glass due to its properties of lowering the melting point of silica in the batch. Soda ash is also valued by detergent manufacturers for its absorptive and water softening properties. We produce our products from trona, which we mine at two sites in the Green River Basin, Wyoming. The vast majority of the world’s accessible trona reserves are located in the Green River Basin. According to historical production statistics, approximately one-quarter of global soda ash is produced from trona, with the remainder being produced synthetically, which requires chemical transformation of limestone and salt using a significantly higher amount of energy. Production of soda ash from trona is significantly less expensive than producing it synthetically. In addition, life-cycle analyses reveal that production from trona consumes less energy and produces less carbon dioxide and fewer undesirable by-products than synthetic production.

Our Alkali segment includes the following:

•	Dry mining of trona ore underground at our Westvaco facility;

•	Secondary recovery of trona from previously dry mined areas underground at our Westvaco and Granger facilities through solution mining;

•	Refining of raw trona ore into soda ash and specialty sodium alkali products; and

•	Marketing, sale and distribution of alkali products.

Our Alkali segment currently produces approximately 4 million tons of soda ash and downstream specialty products annually. All mining and processing activities related to our products take place in our facilities located in the Green River Basin of Wyoming, United States.

Recent Developments

In April 2016, we officially commissioned our Fairbreeze mine in KwaZulu-Natal Province, South Africa and began depreciating assets in service.  The mine serves as a replacement source of feedstock production for our Hillendale mine, which ceased mining operations in December 2013.  The Fairbreeze mine is part of our KZN Sands operations, which also include a concentration plant, a mineral separation plant, and a smelter complex with two furnaces. The Fairbreeze mine has current proved ore reserves of 139 million MT. The annualized finished product capacity of the mine is included in the table below:

Capacity (metric tons per year)	KZN Sands
Rutile	25,000
Titanium Slag	220,000
Zircon	55,000
Pig Iron	121,000
Reserve life of mine	12+ Years

As previously announced, we have been identifying opportunities in our TiO2 segment for cost improvements, greater efficiencies, and ways to make our workplace safer. To date, our operational excellence program has focused on sustainable and continuous cost improvement achieved through a broad based engagement of our employees to identify and implement cost improvement initiatives. This program currently has approximately 300 active initiatives. The operational excellence program will also achieve improved production capability through better production and maintenance systems and disciplines – this is something we expect will enable our business to grow with the market with reduced capital requirements. The Hamilton, Mississippi facility will begin to see benefits in the third quarter of 2016 with an estimated 3 to 5% capacity increase. The TiO2 segment has also continued to leverage the integrated business establishing centers of excellence around several key technology areas common to our operating sites. The centers of excellence have enabled rapid identification and transfer of internal best practices through collaboration between sites with common technology platforms.

Our operating strategy continues to focus on matching TiO2 pigment production to market demand and as such we have increased our pigment capacity utilization in the second quarter to 94% with all lines at all pigment plants in operation.

The Chandala SR kiln continued to operate at rates in the second quarter of 2016 similar to those in the first quarter.  As previously announced, we suspended the operation of two of our four furnaces in South Africa producing slag and pig iron and we continued to run at theses reduced rates during the second quarter of 2016.

As a result of all these TiO2 initiatives, the first half of 2016 delivered incremental cash cost reduction of $43 million and approximately $104 million of working capital reductions. We expect to continue similar savings in order to achieve further improvements in order to generate more than $600 million of aggregate cash in 2015 through 2017. See Note 2 of Notes to our unaudited Condensed Consolidated Financial Statements for additional information regarding restructuring expenses.

We successfully transitioned from a 1 year to a 2 year collective bargaining agreement with the three bargaining unit representatives for our South Africa operations.    The new agreement, which expires on June 30, 2018, was negotiated and ratified without any work stoppages by our unionized workforce.

In the Alkali segment, we completed the move of the longwall miner in a timely fashion. We successfully negotiated a 3-year collective bargaining agreement with the union that represents hourly employees at our Alkali Wyoming facilities. The new agreement, which expires on July 1, 2019, was negotiated and ratified without any work stoppages by our unionized workforce.

Business Environment

The following discussion includes trends and factors that may affect future operating results:

In the TiO2 segment, we continued to leverage our vertical integration to lower our cost and secure our share with our customers. The prolonged downturn in the market resulted in announced plant closures and reduced production levels across the industry, which had a positive impact on reducing finished pigment inventories. Pigment pricing was up in the second quarter of 2016 compared to the first quarter 2016 as global demand for pigment continued to recover during the second quarter of 2016 as we gained additional traction on the implementation of the announced global price increases.
Zircon pricing on premium grade came under increasing pressure.  We believe recent industry price increase announcements will stabilize pricing. The trend towards increased usage and demand for lower grade products continued as end users look to reduce costs.

Demand for high grade titanium feedstock was lower largely due to excess inventory in the supply chain even as production levels across the pigment industry began to increase. Pricing for chloride process slag and natural rutile remained under pressure.

In our Alkali segment, soda ash industry fundamentals remain strong with global demand expected to grow at about 3% compound annual growth rate (“CAGR”) through 2024. Emerging markets continue to drive much of this growth with per capita consumption of soda ash in emerging markets less than 50% of U.S. levels of 16 kg per person per year. As a result, we expect to see continued growth in demand for soda ash consumption in these regions going forward, with demand growth expected to continue to outpace capacity additions. The U.S. market for soda ash is supplied by five domestic competitors with balanced supply and demand fundamentals. These market conditions have historically resulted in prices rising on average over the past ten years, a trend projected to continue over the medium-long term despite slow demand growth. We anticipate that the pricing environment will remain stable through the rest of the year with evidence that Chinese soda ash exporters costs are stabilizing after a sharp decrease from the prior year. We believe the soda ash market, excluding China, continues to be balanced to tight from a supply-demand perspective. There may be additional price pressure in Europe beginning in 2017 as additional volume from the announced expansion of soda ash capacity in Turkey becomes available. Nevertheless, we expect that the competitive cost position of natural soda ash relative to the higher cost synthetic process will persist and demand for natural soda ash will continue to exceed available supply.

We continue to be uniquely tax-advantaged by favorable tax loss carry forwards and other favorable tax positions. We believe these tax-advantaged factors create opportunities for our operations to benefit for years to come.

Consolidated Results of Operations

Three and Six Months Ended June 30, 2016 compared to the Three and Six Months Ended June 30, 2015

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Variance	2016	2015	Variance
	(Millions of U.S. dollars)
Net sales	$537	$617	$(80)	$1,012	$1,002	$10
Cost of goods sold	480	593	(113)	935	943	(8)
Gross profit	57	24	33	77	59	18
Selling, general and administrative expenses	(50)	(72)	22	(97)	(116)	19
Restructuring income (expenses)	1	(2)	3	(1)	(2)	1
Income (loss) from operations	8	(50)	58	(21)	(59)	38
Interest and debt expense, net	(46)	(52)	6	(92)	(86)	(6)
Gain on extinguishment of debt	—	—	—	4	—	4
Other income (expense), net	—	(5)	5	(9)	(1)	(8)
Loss before income taxes	(38)	(107)	69	(118)	(146)	28
Income tax provision	(10)	(11)	1	(22)	(18)	(4)
Net loss	$(48)	$(118)	$70	$(140)	$(164)	$24

Net sales for the three months ended June 30, 2016 decreased by 13% compared to the same period in 2015 due to lower selling prices and product mix of $53 million, lower volumes of $24 million and favorable changes in foreign currency translation of $1 million. Net sales for the six months ended June 30, 2016 increased 1% compared to the same period in 2015, primarily due to six month of Alkali sales in 2016 compared to three months in 2015, resulting in an increase of $186 million of net sales, partially offset by the impact of lower selling prices and product mix of $126 million and lower volumes of $50 million in our TiO2 segment.

Cost of goods sold for the three months ended June 30, 2016, decreased 19% compared to the same period in 2015, primarily due to a net decrease in lower of cost or market reserves of $57 million, lower volumes of $31 million, lower production costs of $14 million and favorable foreign currency translation of $21 million, partially offset by higher costs in our Alkali segment of $10 million of which $5 million each relates to costs associated with the timing of the planned longwall move and costs incurred prior to the contract renewal, together with higher maintenance and labor costs.

  Cost of goods sold for the six months ended June 30, 2016 decreased by 1% compared to the same period in 2015 due to a net decrease in lower of cost or market reserves of $77 million, favorable foreign currency translation of $56 million and lower volumes of $49 million, partially offset by six month cost of goods sold in our Alkali segment in 2016 compared to three months in 2015, resulting in an increase in cost of goods sold of $174 million.

Our gross profit margin for the three months ended June 30, 2016 was 11% of net sales compared to 4% for the same period in 2015. The increase principally reflects the impact of a reduction of lower of cost or market reserves, lower production costs and favorable currency translation. Our gross profit margin for the six months ended June 30, 2016 was 8% of net sales compared to 6% of net sales during 2015. The increase primarily reflects the impact of a reduction in lower of cost or market reserves, lower production costs, favorable foreign currency translation and the inclusion of Alkali for six months in the current year versus three months in 2015.

Selling, general and administrative expenses decreased by 31% and 16%, respectively, during the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015. The net decrease during the three months ended June 30, 2016 was primarily due to decreased professional fees of $21 million related to the Alkali Transaction in 2015. The net decrease during the six months ended June 30, 2016 compared to 2015 was mainly due to decreased professional fees of  $27 million related to the Alkali Transaction in 2015 and decreased other professional fees of $2 million, offset by a reversal of an Australian stamp tax accrual of $10 million related to the 2012 acquisition of the Exxaro mineral sands business.

Restructuring income (expenses) for the three months ended June 30, 2016 reflect the reversal of $1 million change in estimate to reduce our previously established restructuring accrual related to the scheduled shutdown of our TiO2 chlorate plant in the U.S. (the “Sodium Chlorate Plant Restructure”) and the Global TiO2 Restructure. Restructuring expense for the six months ended June 30, 2016 decreased by $1 million compared to the same period in 2015. See Note 2 of Notes to unaudited Condensed Consolidated Financial Statements.

Interest and debt expense for the three months ended June 30, 2016 primarily consisted of interest expense on our $1.5 billion secured term loan (the “Term Loan”) of $17 million, interest expense on our $900 million aggregate principal amounts of Senior Notes at par value (the “Senior Notes due 2020”) of $15 million and interest expense on our $600 million aggregate principal amount of 7.5%  Senior Notes due 2022 (the “Senior Notes due 2022”) of $11 million.  Interest and debt expense for the three months ended June 30, 2015 primarily consisted of interest expense on the Term Loan of $16 million, interest expense on the Senior Notes due 2020 of $15 million, interest expense on the Senior Notes due 2022 of $11 million and fees on the $600 million senior unsecured bridge facility (the “Bridge Facility”) of $8 million. Interest on the Term Loan, Senior Notes due 2020 and Senior Notes due 2022 was consistent with that of the three months ended June 30, 2015. Interest and debt expense during the six months ended June 30, 2016 was primarily comprised of interest expense on the Term Loan of $33 million, interest expense on the Senior Notes due 2020 of $29 million and interest expense on the Senior Notes due 2022 of $22 million. Interest expense for the six months ended June 30, 2015 primarily consisted of interest expense on the Term Loan of $31 million, interest expense on the Senior Notes due 2020 of $29 million, interest expense on the Senior Notes due 2022 of $13 million and fees on the Bridge Facility of $8 million. Interest on the Senior Notes due 2022 increased by $9 million due to a full six month’s interest expense in 2016 compared to the partial period interest expense in 2015. See Note 12 to unaudited Condensed Consolidated Financial Statements.

Gain on debt extinguishment of $4 million represents a repurchase of $16 million of face value of our Senior Notes Due 2022 at a price of 76% of par, resulting in a gain of approximately $3 million and a repurchase of $4 million of face value of our Senior Notes Due 2020 at a price of 77% of par, resulting in a gain of approximately $1 million.

Other income (expense), net for the three months ended June 30, 2016 primarily consisted of an unrealized foreign currency loss of $3 million offset by a $3 million gain on the sale of inventory produced during the commissioning phase of our Fairbreeze mine. Other income (expense), net for the three months ended June 30, 2015 primarily consisted of a net realized and unrealized foreign currency loss of $6 million and other expenses of $1 million partially offset by interest income of $2 million. Other income (expense), net during the six months ended June 30, 2016 primarily consisted of a net realized and unrealized foreign currency loss of $13 million partially offset by a $3 million gain on the sale of inventory, produced during the commissioning phase of our Fairbreeze mine and interest income of $1 million. Other income (expense), net for the six months ended June 30, 2015 primarily consisted of a net realized and unrealized foreign currency loss of $5 million partially offset by interest income of $4 million.

The effective tax rate for the three and six months ended June 30, 2016 and 2015 differs from the Australian statutory rate of 30% primarily due to valuation allowances, income in foreign jurisdictions taxed at rates lower than 30%, and withholding tax accruals on interest income.

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

Net Sales

Net sales by segments were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	(Millions of U.S. dollars)
	2016	2015	Variance	2016	2015	Variance
TiO2 segment	$333	$409	$(76)	$618	$794	$(176)
Alkali segment	204	208	(4)	394	208	186
Net Sales	$537	$617	$(80)	$1,012	$1,002	$10

TiO2 segment

Net sales for the three months ended June 30, 2016 decreased 19% compared to the same period in 2015 primarily due to lower selling prices and product mix of $53 million, lower volumes of $24 million partially offset by favorable changes in foreign currency translation of $1 million. Net sales for the six months ended June 30, 2016 decreased 22% compared to the same period in 2015 primarily due to the impact of lower selling prices and product mix of $126 million, and lower volumes of $50 million.

Selling prices for the three months and six ended June 30, 2016 were lower for pigment products in all regions and across most product lines compared to the same periods in 2015 and to a lesser extent for pig iron. Volumes were lower for zircon, rutile and pigment products across all regions except Europe.

Alkali segment

Net sales in our Alkali segment for the three months ended June 30, 2016 decreased 2% compared to the same periods in 2015 primarily due to lower prices realized from ANSAC driven by lower pricing from Chinese exporters resulting from their decreased costs of production. Net sales for the six months ended June 30, 2016 increased 89% compared to the same periods in 2015 primarily due to a full six month’s net sales in 2016 compared to only three month’s sales during the same period in 2015.

Income (loss) from Operations

Income (loss) from operations by segments was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Variance
	(Millions of U.S. dollars)
TiO2 segment	$6	$(41)	$47	$(30)	$(32)	$2
Alkali segment	11	25	(14)	31	25	6
Corporate	(9)	(34)	25	(22)	(52)	30
Income (loss) from operations	8	(50)	$58	(21)	(59)	$38
Interest and debt expense, net	(46)	(52)		(92)	(86)
Gain on extinguishment of debt	—	—		4	—
Other income (expense), net	—	(5)		(9)	(1)
Loss before income taxes	(38)	(107)		(118)	(146)
Income tax provision	(10)	(11)		(22)	(18)
Net loss	$(48)	$(118)		$(140)	$(164)

TiO2 segment

Income from operations for the three months ended June 30, 2016 increased by 115% compared to the same period in 2015 primarily due to an increase in gross profit of $49 million which includes a non-recurring insurance settlement gain of $5 million recorded as a reduction to “Cost of goods sold” in our unaudited Condensed Consolidated Statements of Operations.

Loss from operations for the six months ended June 30, 2016, decreased 6% compared to the same period in 2015 primarily due to an increase in gross profit of $7 million, partially offset by an increase in selling, general and administrative expenses and other costs.

Alkali segment

Income from operations in our Alkali segment for the three months ended June 30, 2016 decreased by 56% compared to the same period in 2015 due the lower pricing from ANSAC, higher operating costs and the impact of $5 million each of costs associated with the longwall move during the quarter and costs incurred prior to the renewal of the labor union contract with employees at our Green River Wyoming production facility, together with higher maintenance and labor costs.

Income from operations for the six months ended June 30, 2016 increased by 24% compared to the same period in 2015 primarily due to a full six months of operating results in 2016 compared to only three months of operating results in the same period in 2015.

Corporate

Corporate selling, general and administrative expenses for the three months ended June 30, 2016 decreased by $25 million primarily due to professional fees incurred for the Alkali Transaction in 2015 of $21 million and other cost reduction initiatives.

Corporate selling, general and administrative expenses for the six months ended June 30, 2016 decreased by $30 million primarily due to spending for the Alkali Transaction in the prior year of $21 million and the reversal of a stamp tax accrual in Australia for $10 million in the same period in the prior year, partially offset by a decrease in selling, general and administrative expense spending in the current year.

Liquidity and Capital Resources

The following table presents our liquidity as of March 31, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Cash and cash equivalents	$188	$229
Available under the UBS Revolver	183	217
Available under the ABSA Revolver	89	84
Total	$460	$530

Historically, we have funded our operations and met our commitments through cash generated by operations. During 2012, we issued $900 million Senior Notes due 2020 at par value. Additionally, during 2013, we obtained a $1.5 billion Term Loan, which matures on March 19, 2020.

In addition to these cash resources, we have a $500 million global senior secured asset-based syndicated revolving credit facility with UBS AG (the “UBS Revolver”) with an available amount to borrow of $183 million at June 30, 2016, and a R1.3 billion (approximately $89 million at June 30, 2016) revolving credit facility with ABSA Bank Limited (“ABSA”) acting through its ABSA Capital Division (the “ABSA Revolver”).

On April 1, 2015, in connection with the Alkali Transaction, we entered into an amended and restated asset-based revolving syndicated facility agreement with UBS, which provides for up to $500 million of revolving credit lines, with an $85 million sublimit for letters of credit. Availability of revolving credit loans and letters of credit are subject to a borrowing base. Borrowings bear interest at our option, at either a base rate or an adjusted London Interbank Offered Rate (“LIBOR”) and borrowings in Euros bear interest at an adjusted LIBOR, in each case plus an applicable margin. The base rate is defined as the greatest of (a) the Administrative Agent’s prime rate, (b) the Federal funds effective rate plus 0.50% and (c) the adjusted LIBOR for a one-month period plus 1.00%. The applicable margin ranges from 0.50% to 1.00% for borrowings at the base rate and from 1.50% to 2.00% for borrowings at the adjusted LIBOR, in each case, based on the average daily borrowing availability. On April 1, 2015, we borrowed $150 million against the UBS Revolver which was outstanding at both June 30, 2016 and December 31, 2015.

On March 6, 2015, Evolution Escrow Issuer LLC (“Evolution”), a special purpose limited liability company organized under the laws of Delaware, was formed. Evolution was wholly owned by Stichting Evolution Escrow, a Dutch foundation not affiliated with the Company.  On March 19, 2015, Evolution closed an offering of $600 million aggregate principal amount of its 7.50% Senior Notes due 2022. Evolution was initially a wholly owned subsidiary of Stichting Evolution Escrow, a Dutch foundation that is not an affiliate of Tronox Limited. The Senior Notes due 2022 were offered and sold by Evolution in reliance on an exemption pursuant to Rule 144A and Regulation S under the Securities Act. The Senior Notes due 2022 have not been registered under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Senior Notes due 2022 were issued under an Indenture, dated as of March 19, 2015 (the “Indenture”), between Evolution and Wilmington Trust, National Association (the “Trustee”). The Indenture and the Senior Notes due 2022 provide, among other things, that the Senior Notes due 2022 are senior unsecured obligations of Tronox Finance. Interest is payable on the Senior Notes due 2022 on March 15 and September 15 of each year beginning on September 15, 2015 until their maturity date of March 15, 2022. On April 1, 2015, in connection with the Alkali Transaction, Evolution merged with and into Tronox Finance, LLC (“Tronox Finance”) and Tronox Finance assumed the obligations of Evolution under the Indenture and the Senior Notes due 2022, and the proceeds from the offering of the Senior Notes due 2022 were released to us. We and certain of our subsidiaries entered into a supplemental indenture by and among us, Tronox Finance, the guarantors party thereto, and the Trustee, pursuant to which we and such subsidiaries became guarantors of the Senior Notes due 2022 under the Indenture.

At June 30, 2016, we had outstanding letters of credit, bank guarantees, and performance bonds of $69 million, of which $43 million were letters of credit issued under the UBS Revolver, $20 million were bank guarantees and letters of credit issued under the ABSA Revolver, $4 million were bank guarantees issued by Standard Bank and $2 million were performance bonds issued by Westpac Banking Corporation.

In the next twelve months, we expect that our operations and available borrowings under our revolving credit agreements will provide sufficient cash to fund our operating expenses, capital expenditures, interest payments, debt repayments, and dividends. Working capital (calculated as current assets less current liabilities) was $669 million at June 30, 2016 compared to $753 million at December 31, 2015, a decrease of $84 million, which is primarily due to dividends paid of $35 million, capital expenditures of $55 million, and $15 million of cash paid for the repurchase of $4 million and $16 million of face value of the Senior Notes Due 2020 and the Senior Notes Due 2022, at 77%  and 76% of par, respectively.

Principal factors that could affect the availability of our internally-generated funds include (i) the deterioration of our revenues in either of our business segments; (ii) an increase in our expenses; or (iii) changes in our working capital requirements.

Principal factors that could affect our ability to obtain cash from external sources include (i) debt covenants that limit our total borrowing capacity; (ii) increasing interest rates applicable to our floating rate debt; (iii) increasing demands from third parties for financial assurance or credit enhancement; (iv) credit rating downgrades, which could limit our access to additional debt; (v) a decrease in the market price of our common stock and debt; or (vi) volatility in public debt and equity markets.

As of June 30, 2016, our credit rating with Moody’s and Standard & Poor’s is B2 negative outlook and B+ negative outlook, respectively. At June 30, 2016, we are in compliance with all our financial covenants, have sufficient borrowings available, and have no significant principal payments on debt due until 2020.

Cash and Cash Equivalents

We consider all investments with original maturities of three months or less to be cash equivalents. As of June 30, 2016, our cash and cash equivalents were primarily invested in money market funds. We maintain cash and cash equivalents in bank deposit and money market accounts that may exceed federally insured limits. The financial institutions where our cash and cash equivalents are held are generally highly rated and geographically dispersed, and we have a policy to limit the amount of credit exposure with any one institution. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk.

The use of our cash includes servicing our interest and debt repayment obligations, making pension contributions, making quarterly dividend payments and capital expenditures.

Repatriation of Cash

At June 30, 2016, we held $191 million in cash and cash equivalents and restricted cash in these respective jurisdictions: $28 million in Europe, $77 million in Australia, $7 million in South Africa, and $79 million in the United States. Our credit facilities limit transfers of funds from subsidiaries in the United States to certain foreign subsidiaries.

Tronox Limited has foreign subsidiaries with positive undistributed earnings at June 30, 2016. We have made no provision for deferred taxes related to these undistributed earnings because they are considered to be indefinitely reinvested in the foreign jurisdictions.

Cash Dividends on Class A and Class B Shares

During 2016, we declared and paid quarterly dividends to holders of our Class A ordinary shares (“Class A Shares”) and Class B ordinary shares (“Class B Shares”) as follows:

	Three Months Ended March 31, 2016	Three Months Ended June 30, 2016
Dividend per share	$0.25	$0.045
Total dividend	$30	$5
Record date (close of business)	March 4	May 16

On August 3, 2016, the Board of Directors declared a quarterly dividend of $0.045 per share to holders of our Class A Shares and Class B Shares at the close of business on August 17, 2016, totaling $5 million, which will be paid on or before September 1, 2016.

Debt Obligations

At June 30, 2016 and December 31, 2015, our net debt (the excess of our debt over cash and cash equivalents) was $2.9 billion and $2.8 billion, respectively.

Short-term debt consisted of the following:

	June 30 2016	December 31, 2015
	(Millions of U.S. dollars)
UBS Revolver	$150	$150
Short-term debt (1)	$150	$150

(1)	Average effective interest rate of 4.1% and 4.0% during the three and six months ended June 30, 2016, respectively, and 2.4% each during the three and six months ended June 30, 2015.

Long-term debt, net of an unamortized discount, consisted of the following:

	Original Principal	Annual Interest Rate	Maturity Date	June 30 2016	December 31, 2015
	(Millions of U.S. dollars)
Term Loan, net of unamortized discount (1)	$1,500	Variable	3/19/2020	$1,448	$1,454
Senior Notes due 2020	$900	6.375%	8/15/2020	896	900
Senior Notes due 2022	$600	7.50%	3/15/2022	584	600
Co-generation Unit Financing Arrangement	$16	6.5%	2/1/2016	—	1
Lease financing				17	16
Total borrowings				2,945	2,971
Less: Long-term debt due within one year				(16)	(16)
Debt issuance costs				(40)	(45)
Long-term debt				$2,889	$2,910

(1)	Average effective interest rate of 4.9% each during the three and six months ended June 30, 2016 and 4.7% and 4.5% during the three and six months ended June 30, 2015, respectively.

At June 30, 2016, we had financial covenants in the UBS Revolver, the ABSA Revolver and the Term Loan; however, only the ABSA Revolver had a financial maintenance covenant that applies to local operations and only when the ABSA Revolver is drawn upon. The Term Loan and the UBS Revolver are subject to an intercreditor agreement pursuant to which the lenders’ respective rights and interests in the security are set forth. We were in compliance with all our financial covenants as of and for three and six months ended June 30, 2016.

Cash Flows

The following table presents cash flow for the periods indicated:

	Six Months Ended June 30,
	2016	2015
	(Millions of U.S. dollars)
Net cash provided by operating activities	$69	$13
Net cash used in investing activities	(54)	(1,746)
Net cash provided by (used in) financing activities	(58)	670
Effect of exchange rate changes on cash	2	(8)
Net decrease in cash and cash equivalents	$(41)	$(1,071)

Cash Flows provided by Operating Activities — Net cash provided by operating activities for the six months ended June 30, 2016 increased by $56 million compared to the same period in 2015 primarily due to net decreases in accounts receivable and inventories. Cash Flows used in Investing Activities — Net cash used in investing activities for the six months ended June 30, 2016 increased by $1,692 million compared to the same period in 2015 primarily due to cash used in the 2015 acquisition of Alkali of $1,653 million and reduction in capital expenditure purchases by $38 million. Capital expenditures during the six months ended June 30, 2016 and 2015 were $55 million and $93 million, respectively, including Fairbreeze.

Cash Flows used in Financing Activities — Net cash used in financing activities during the six months ended June 30, 2016 was primarily attributable to dividends paid of $35 million and principal repayments on long-term debt of $23 million. This compares to net cash provided by financing activities during the six months ended June 30, 2015, which was primarily attributable to $600 million of cash received from the issuance of the Senior Notes due 2022, $150 million cash received from the drawdown of the UBS Revolver, partially offset by dividends paid of $59 million, debt issuance costs of $15 million and principal repayments on long-term debt of $9 million.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of June 30, 2016:

	Contractual Obligation Payments Due by Year (3)(4)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of U.S. dollars)
Long-term debt and lease financing (including interest) (1)	$3,850	$334	$367	$2,508	$641
Purchase obligations (2)	715	135	182	117	281
Operating leases	194	32	46	36	80
Asset retirement obligations	78	3	4	6	65
Total	$4,837	$504	$599	$2,667	$1,067

(1)	We calculated the Term Loan interest at a base rate of 1% plus a margin of 3.5%. See Note 12 of Notes to unaudited Condensed Consolidated Financial Statements.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Millions of U.S. dollars)
Net loss (U.S GAAP)	$(48)	$(118)	$(140)	$(164)
Interest and debt expense, net	46	52	92	86
Interest income	(1)	(2)	(2)	(4)
Income tax provision	10	11	22	18
Depreciation, depletion and amortization expense	60	75	115	140
EBITDA (non-U.S. GAAP)	67	18	87	76
Amortization of inventory step-up from purchase accounting (a)	—	9	—	9
Alkali Transaction costs (b)	—	21	—	27
Restructuring (income) expenses (c)	(1)	2	1	2
Gain on extinguishment of debt (d)	—	—	(4)	—
Foreign currency remeasurement (e)	2	6	7	4
Other items (f)	3	11	20	13
Adjusted EBITDA (non--U.S GAAP) (g)	$71	$67	$111	$131

(a)
Amortization of inventory step-up from purchase accounting related to the acquisition of the Alkali business which is included in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations.

(b)	One-time non-operating items and the effect of acquisition which is included in "Selling, general and administrative expenses" in the unaudited Condensed Consolidated Statements of Operations.

(c)
Represents severance and other costs associated with the shutdown of our sodium chlorate plant, and other global TiO2 restructuring efforts, and the Alkali Transaction which was recorded in "Restructuring expense" in the unaudited Condensed Consolidated Statements of Operations. See Note 2 of Notes to unaudited Condensed Consolidated Financial Statements.

(d)
Represents the gain associated with the repurchase of $20 million face value of our Senior Notes due 2020 and Senior Notes 2022, which was recorded in "Gain on extinguishment of debt" in the unaudited Condensed Consolidated Statements of Operations.

(e)	Represents foreign currency remeasurement which is included in “Other income (expense), net” in the unaudited Condensed Consolidated Statements of Operations.

(f)
Includes noncash pension and postretirement costs, share-based compensation, severance expense, adjustment of transfer tax related to the Exxaro Transaction, insurance settlement gain and other items included in “Selling general and administrative expenses” and “Cost of goods sold”  in the unaudited Condensed Consolidated Statements of Operations.

(g)	No income tax impact given full valuation allowance except for South Africa related restructuring costs. See Notes 4 and 2 to unaudited Condensed Consolidated Financial Statements.

The following table reconciles income (loss) from operations, our comparable measure for segment reporting under U.S. GAAP, to Adjusted EBITDA by segments for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
TiO2 segment	$6	$(41)	$(30)	$(32)
Alkali segment	11	25	31	25
Corporate	(9)	(34)	(22)	(52)
Income (loss) from operations (U.S. GAAP)	8	(50)	(21)	(59)
TiO2 segment	43	62	83	125
Alkali segment	15	12	29	12
Corporate	2	1	3	3
Depreciation, depletion and amortization expense	60	75	115	140
TiO2 segment	10	15	28	28
Alkali segment	2	13	3	13
Corporate	(9)	14	(14)	9
Other	3	42	17	50
TiO2 segment	59	36	81	121
Alkali segment	28	50	63	50
Corporate	(16)	(19)	(33)	(40)
Adjusted EBITDA (non-U.S. GAAP)	$71	$67	$111	$131

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

Our mining operations in Wyoming are subject to several mine permits issued by the Land Quality Division of the Wyoming Department of Environmental Quality (“WDEQ”). WDEQ imposes detailed reclamation obligations on us as a holder of mine permits. WDEQ has permitted us to “self-bond” our reclamation obligations as long as our Alkali Wyoming subsidiary maintains a minimum net worth. As of June 30, 2016, the amount of the self-bond was approximately $80 million. The amount of the bond is subject to change based upon periodic re-evaluation by WDEQ.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market, credit, operational, and liquidity risks in the normal course of business, which are discussed below. We manage these risks through normal operating and financing activities and, when appropriate, through the use of derivative instruments. We do not invest in derivative instruments for speculative purposes, but enter into derivative instrument transactions for hedging purposes in order to reduce the exposure to fluctuations in interest rates, natural gas prices and exchange rates.

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

Credit Risk

Credit risk is the risk that a borrower or a counterparty will fail to meet their obligations. A significant portion of our liquidity is concentrated in trade accounts receivable that arise from sales of our products to customers.  In the case of TiO2, the high level of industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. While our customer base is more diverse in the case of the Alkali segment, we have significant exposure to credit risk in industries that are affected by cyclical economic fluctuations, such as flat glass manufacturing and mining.  We perform ongoing credit evaluations of our customers and use credit risk insurance policies from time to time, as deemed appropriate, to mitigate credit risk but generally do not require collateral. In the Alkali segment, our contracts typically enable us to tighten credit terms if we perceive additional credit risk and historic losses due to write offs of bad debt have been relatively low.  In addition, due to our international operations in our TiO2 segment, we are subject to potential trade restrictions and sovereign risk in certain countries we operate in.  Because the Alkali segment sells to ANSAC for resale to foreign buyers, we avoid the risks of credit exposure to individual international buyers and regions. We maintain allowances for potential credit losses based on specific customer review and current financial conditions. During the three months ended June 30, 2016, our ten largest third-party TiO2 customers and our ten largest Alkali customers represented approximately 25% and 24%, respectively, of our consolidated net sales. During the three months ended June 30, 2015, our ten largest third-party TiO2 customers and our ten largest Alkali customers represented approximately 27% and 14%, respectively, of our consolidated net sales. During the three months ended June 30, 2016, ANSAC accounted for 13% of our consolidated net sales. During the three months ended June 30, 2015, no single customer accounted for more than 10% of our consolidated net sales. During the six months ended June 30, 2016, our ten largest third-party TiO2 customers and our ten largest Alkali customers represented approximately 22% and 25%, respectively, of our consolidated net sales. During the six months ended June 30, 2015, our ten largest third-party TiO2 customers and our ten largest Alkali customers represented approximately 33% and 14%, respectively, of our consolidated net sales.  During the six months ended June 30 2016, ANSAC accounted for 13% of our consolidated net sales. During the six months ended June 30, 2015, no single customer accounted for more than 10% of our consolidated net sales.

Interest Rate Risk

Interest rate risk arises from the probability that changes in interest rates will impact our financial results. Our exposure to interest rate risk is minimized by the fact that our $1.5 billion of floating rate debt includes a LIBOR floor of 1%. As such, LIBOR would need to increase from the rate in effect at June 30, 2016 to greater than 1% before our borrowing rate would increase. Using a sensitivity analysis as of June 30, 2016, a hypothetical 1% increase in interest rates would result in an increase to pre-tax loss of approximately $9 million on an annualized basis. This is due to the fact that earnings on our floating rate financial assets of $188 million at June 30, 2016 would increase by the full 1% while the interest expense on our floating rate debt would increase by the full 1% on the $150 million UBS Revolver balance and less than the full 1% on our $1.5 billion term loan balance.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2016, our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has conducted an evaluation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Under the supervision of and with the participation of Tronox’s management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”), as of June 30, 2016, the end of the period covered by this report. Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date. Tronox’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Tronox in the reports that it files or submits under the Exchange Act is accumulated and communicated to Tronox’s management, including Tronox’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation of our internal controls over financial reporting was also performed to determine whether any changes have occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” included in our Annual Report on Form 10-K and Form 10-Q for the three months ended March 31, 2016. The risks described herein or in the Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in our Form 10-K and our Form 10-Q for the three months ended March 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Information regarding mine safety and other regulatory actions at our mine in Green River, Wyoming is included in Exhibit 95 to this Form 10-Q.

Item 5.	Other Information

None.

Item 6. Exhibits

Exhibit No.

10.1
Separation Agreement, General Release and Waiver of Claims entered into as of July 14, 2016 by and between Tronox Limited and Katherine C. Harper (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 15, 2016)

10.2
Employment Agreement Extension entered into as of July 13, 2016 by and between Tronox LLC and Jean-Francois Turgeon (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 15, 2016)

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

Date: August 4, 2016

TRONOX LIMITED (Registrant)

	By:	/s/ Katherine C. Harper
	Name:	Katherine C. Harper
	Title:	Senior Vice President and Chief Financial Officer