Form 10-Q
period 2016-09-30
Tronox Ltd
filed 2016-11-03
CIK 1530804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 28, 2016, the Registrant had 65,149,970 Class A ordinary shares and 51,154,280 Class B ordinary shares outstanding.

Item 1.	Financial Statements (Unaudited)

TRONOX LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$533	$575	$1,545	$1,577
Cost of goods sold	453	536	1,388	1,479

Gross profit	80	39	157	98
Selling, general and administrative expenses	(54)	(55)	(151)	(171)
Restructuring expense	(1)	(5)	(2)	(7)

Income (loss) from operations	25	(21)	4	(80)
Interest and debt expense, net	(46)	(45)	(138)	(131)
Gain on extinguishment of debt	—	—	4	—
Other income (expense), net	(14)	23	(23)	22

Loss before income taxes	(35)	(43)	(153)	(189)
Income tax provision	(7)	(11)	(29)	(29)

Net loss	(42)	(54)	(182)	(218)
Net income (loss) attributable to noncontrolling interest	(2)	6	(1)	10

Net loss attributable to Tronox Limited	$(40)	$(60)	$(181)	$(228)

Loss per share, basic and diluted	$(0.35)	$(0.52)	$(1.56)	$(1.97)

Weighted average shares outstanding, basic and diluted (in thousands)	116,219	115,642	116,108	115,529

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Millions of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(42)	$(54)	$(182)	$(218)
Other comprehensive income (loss):
Foreign currency translation adjustments	69	(135)	122	(187)
Pension and postretirement plans:
Actuarial losses, (no tax impact; See Note 3)	(21)	—	(21)	—
Amortization of unrealized losses, net of taxes of less than $1 million in each of the three and nine months ended September 30, 2016 and 2015	(1)	1	—	3
Unrealized gains (losses) on derivative financial instruments, (no tax impact; See Note 3)	(1)	—	1	—

Other comprehensive income (loss)	46	(134)	102	(184)

Total comprehensive income (loss)	4	(188)	(80)	(402)

Comprehensive income (loss) attributable to noncontrolling interest:
Net income (loss)	(2)	6	(1)	10
Foreign currency translation adjustments	18	(35)	31	(49)

Comprehensive income (loss) attributable to noncontrolling interest	16	(29)	30	(39)

Comprehensive loss attributable to Tronox Limited	$(12)	$(159)	$(110)	$(363)

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$202	$229
Restricted cash	3	5
Accounts receivable, net of allowance for doubtful accounts	394	391
Inventories, net	558	630
Prepaid and other assets	45	46
Total current assets	1,202	1,301

Noncurrent Assets
Property, plant and equipment, net	1,850	1,843
Mineral leaseholds, net	1,617	1,604
Intangible assets, net	226	244
Inventories, net	6	12
Other long-term assets	24	23

Total assets	$4,925	$5,027

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$162	$159
Accrued liabilities	148	180
Short-term debt	150	150
Long-term debt due within one year	16	16
Income taxes payable	57	43
Total current liabilities	533	548

Noncurrent Liabilities
Long-term debt	2,889	2,910
Pension and postretirement healthcare benefits	151	141
Asset retirement obligations	78	77
Long-term deferred tax liabilities	156	143
Other long-term liabilities	111	98

Total liabilities	3,918	3,917

Contingencies and Commitments
Shareholders’ Equity
Tronox Limited Class A ordinary shares, par value $0.01 — 65,982,604 shares issued and 65,149,970 shares outstanding at September 30, 2016 and 65,443,363 shares issued and 64,521,851 shares outstanding at December 31, 2015	1	1
Tronox Limited Class B ordinary shares, par value $0.01 — 51,154,280 shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Capital in excess of par value	1,518	1,500
(Accumulated deficit) / Retained earnings	(129)	93
Accumulated other comprehensive loss	(525)	(596)

Total Tronox Limited shareholders’ equity	865	998
Noncontrolling interest	142	112

Total equity	1,007	1,110

Total liabilities and equity	$4,925	$5,027

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Millions of U.S. dollars)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(182)	$(218)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	175	222
Deferred income taxes	(4)	(4)
Share-based compensation expense	19	17
Amortization of deferred debt issuance costs and discount on debt	8	8
Pension and postretirement healthcare benefit expense	4	4
Gain on extinguishment of debt	(4)	—
Other noncash items affecting net loss	10	(4)
Contributions to employee pension and postretirement plans	(20)	(16)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	1	(36)
(Increase) decrease in inventories	98	90
(Increase) decrease in prepaid and other assets	(5)	4
Increase (decrease) in accounts payable and accrued liabilities	(28)	(35)
Increase (decrease) in taxes payable	28	12
Other, net	23	1

Cash provided by operating activities	123	45

Cash Flows from Investing Activities:
Capital expenditures	(87)	(141)
Proceeds from sale of assets	1	—
Acquisition of business	—	(1,653)

Cash used in investing activities	(86)	(1,794)

Cash Flows from Financing Activities:
Repayments of debt	(27)	(13)
Proceeds from debt	—	750
Debt issuance costs	—	(15)
Dividends paid	(40)	(88)
Proceeds from the exercise of warrants and options	—	3

Cash provided by (used in) financing activities	(67)	637

Effects of exchange rate changes on cash and cash equivalents	3	(19)

Net decrease in cash and cash equivalents	(27)	(1,131)
Cash and cash equivalents at beginning of period	229	1,276

Cash and cash equivalents at end of period	$202	$145

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(Millions of U.S. dollars)

	Tronox Limited Class A Ordinary Shares	Tronox Limited Class B Ordinary Shares	Capital in Excess of par Value	Accumulated Deficit/ Retained Earnings	Accumulated Other Comprehensive Loss	Total Tronox Limited Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at January 1, 2016	$1	$—	$1,500	$93	$(596)	$998	$112	$1,110
Net loss	—	—	—	(181)	—	(181)	(1)	(182)
Other comprehensive income	—	—	—	—	71	71	31	102
Share-based compensation	—	—	19	—	—	19	—	19
Class A and Class B share dividends	—	—	—	(41)	—	(41)	—	(41)
Shares cancelled	—	—	(1)	—	—	(1)	—	(1)
Balance at September 30, 2016	$1	$—	$1,518	$(129)	$(525)	$865	$142	$1,007

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

On April 1, 2015 (the “Alkali Transaction Date”), we completed the acquisition of 100% of the Alkali Chemicals business (“Alkali”) from FMC Corporation (“FMC”) for an aggregate purchase price of $1.65 billion in cash (the “Alkali Transaction”).  See Note 19 for additional information regarding the Alkali Transaction.

As a result of the Alkali Transaction, we produce natural soda ash from a mineral called trona, which we mine at two facilities we own near Green River, Wyoming. Our Wyoming facilities process the trona ore into chemically pure soda ash and specialty sodium products such as sodium bicarbonate (baking soda). We sell soda ash directly to customers in the United States (“U.S.”), Canada and Europe and to the American Natural Soda Ash Corporation (“ANSAC”), a non-profit foreign sales association in which we and two other U.S. soda ash producers are members, for resale to customers elsewhere around the world. We use a portion of our soda ash at Green River to produce specialty sodium products such as sodium bicarbonate and sodium sesquicarbonate that have uses in food, animal feed, pharmaceutical, and medical applications.

In June 2012, Tronox Limited issued Class B ordinary shares (“Class B Shares”) to Exxaro Resources Limited (“Exxaro”) and one of its subsidiaries in consideration for 74% of Exxaro’s South African mineral sands business, and the existing business of Tronox Incorporated was combined with the mineral sands business in an integrated series of transactions whereby Tronox Limited became the parent company (the “Exxaro Transaction”). Exxaro has agreed not to acquire any voting shares of Tronox Limited if, following such acquisition, Exxaro will have a voting interest in Tronox Limited of 50% or more unless Exxaro brings any proposal to make such an acquisition to the Board of Directors of Tronox Limited on a confidential basis. In the event an agreement regarding the proposal is not reached, Exxaro is permitted to make a takeover offer for all the shares of Tronox Limited not held by affiliates of Exxaro, subject to certain non-waivable conditions. At both September 30, 2016 and December 31, 2015, Exxaro held approximately 44% of the voting securities of Tronox Limited. See Note 20 for additional information regarding Exxaro transactions.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited, and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. The Condensed Consolidated Balance Sheet as of December 31, 2015 was derived from our audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

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

Recently Adopted Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 simplifies the accounting for measurement-period adjustments by eliminating the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. We adopted ASU 2015-16 during the first quarter of 2016. Its adoption did not have an impact on our unaudited condensed consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, Interest – Imputation of Interest (“ASU 2015-15”) and in April 2015, the FASB issued ASU 2015-03, Interest— Imputation of Interest (“ASU 2015-03”). ASU 2015-15 and ASU 2015-03 change and simplify the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  ASU 2015-15 stated that it would also be acceptable to present debt issuance costs related to a line of credit arrangement as a direct deduction from the carrying amount of debt. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in these ASUs. We adopted these standards retroactively during the first quarter of 2016.  The adoption of ASU 2015-03 resulted in decreases to long-term debt and other long term assets as of December 31, 2015 of $45 million. The adoption of ASU 2015-15 did not have an impact on our unaudited condensed consolidated financial statements.  As of September 30, 2016, debt issuance costs of $38 million are presented as a decrease to long-term debt and $4 million are presented as other long-term assets.

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

Recently Issued Accounting Pronouncements

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which reduces the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, recognition of the income tax consequence was not recognized until the asset was sold to an outside party. This amendment should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. ASU 2016-16 is effective for annual periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. We have not yet determined the impact, if any, that ASU 2016-16 will have on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”) which provides guidance intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years with early adoption permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. We have not yet determined the impact, if any, that ASU 2016-15 will have on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires that entities use a current expected credit loss model which is a new impairment model based on expected losses rather than incurred losses. Under this model, an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect from financial assets measured at amortized cost. The entity's estimate would consider relevant information about past events, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019 with early adoption permitted for annual reporting periods beginning after December 15, 2018. We do not expect the adoption of ASU 2016-13 to have a material impact on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”), which clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument in an existing hedging relationship would not, in and of itself, be considered a termination of the derivative instrument or a change in a critical term of the hedging relationship. As long as all other hedge accounting criteria in ASC 815, Derivatives and Hedging (“ASC 815”) are met, a hedging relationship in which the hedging derivative instrument is novated would not be discontinued or require redesignation. This clarification applies to both cash flow and fair value hedging relationships. The standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We do not expect the adoption of ASU 2016-05 to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”) which includes a lessee accounting model that recognizes two types of leases - finance leases and operating leases. The standard requires that a lessee recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or an operating lease. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. We are evaluating the impact that ASU 2016-02 will have on our consolidated financial statements and will update our accounting policies accordingly.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for interim and annual periods beginning after December 15, 2017, and may be applied either retrospectively or on a modified retrospective basis. Subsequent to the issuance of the May 2014 guidance, several clarifications and updates have been issued on this topic, the most recent of which was issued in May 2016. We are evaluating the impact, if any, that ASU 2014-09, and any amendments thereto, will have on our consolidated financial statements and will update our accounting policies accordingly.

2.	Restructuring Expense

In 2015, as part of our commitment to reduce operating costs and working capital, we commenced a global restructuring of our TiO2 segment, (the “Global TiO2 Restructure”), which we expect to complete during the fourth quarter of 2016. A portion of this initiative involves a reduction in our global TiO2 workforce by approximately 500 employees and outside contractor positions. The restructuring seeks to streamline the operations of our TiO2 segment in order to create a more commercially and operationally efficient business segment. This action resulted in a charge, consisting of employee severance and associated costs, of $14 million, which was recorded in “Restructuring expense” in the Consolidated Statements of Operations for the year ended December 31, 2015 of which $2 million was paid during 2015. During the three months ended September 30, 2016, we recorded an additional charge related to our TiO2 segment, consisting of employee severance costs of $1 million, which was recorded in “Restructuring expense” in the unaudited Condensed Consolidated Statements of Operations. During the nine months ended September 30, 2016, we recorded an additional charge related to our TiO2 segment, consisting of employee severance costs of $2 million, which was recorded in “Restructuring expense” in the unaudited Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2016, we made cash payments of $2 million and $13 million respectively. We expect to pay the remaining $1 million over the next three months.

As part of our cost improvement initiative, in November 2015 we ceased production at our sodium chlorate plant in Hamilton, Mississippi, (the “Sodium Chlorate Plant Restructure”) resulting in a reduction in our workforce of approximately 50 employees. This action resulted in a charge, consisting primarily of employee severance costs, of $4 million, which was recorded in “Restructuring expense” in the Consolidated Statements of Operations for the year ended December 31, 2015 of which $1 million was paid during 2015. During the three months and nine months ended September 30, 2016, we made cash payments of $1 million and $3 million, respectively.

The cumulative amount incurred to date relating to the Global TiO2 Restructure and the Sodium Chlorate Plant Restructure is $16 million and $4 million, respectively.

A summary of the changes in the liability established for all restructuring included in accrued liabilities is as follows:

	2016	2015
Balance, January 1	$15	$4
Additional provision, net	2	7
Cash payments	(16)	(4)

Balance, September 30	$1	$7

Restructuring expense by segment for the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

TiO2 segment	$1	$5	$2	$7

3.	Income Taxes

Our operations are conducted through our various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income tax provision	$(7)	$(11)	$(29)	$(29)
Loss before income taxes	$(35)	$(43)	$(153)	$(189)
Effective tax rate	(20)%	(26)%	(19)%	(15)%

The effective tax rate for the three and nine months ended September 30, 2016 and 2015 differs from the Australian statutory rate of 30% primarily due to valuation allowances, income in foreign jurisdictions taxed at rates lower than 30%, and withholding tax accruals on interest income.

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

We continue to maintain full valuation allowances related to the total net deferred tax assets in Australia, The Netherlands and the U.S., excluding the Alkali separate company states, as we cannot objectively assert that these deferred tax assets are more likely than not to be realized. Excluding the Alkali separate company states, future provisions for income taxes will include no income tax benefits with respect to losses incurred and income tax expense only to the extent of current state tax payments until the valuation allowances are eliminated. Additionally, we have valuation allowances against specific tax assets in South Africa.

These conclusions were reached by the application of ASC 740, Income Taxes, which require all available positive and negative evidence be weighted to determine whether a valuation allowance should be recorded. The more significant evidential matter in Australia, The Netherlands and the U.S., relates to recent book losses and the lack of sufficient projected taxable income. The more significant evidential matter for South Africa relates to assets that cannot be depleted or depreciated for tax purposes.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (“ASU 2015-17”), “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.”  The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. We early adopted ASU 2015-17 during the fourth quarter of 2015 on a prospective basis. The adoption did not have a material effect on our consolidated financial statements.

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

We received a private letter ruling from the U.S. Internal Revenue Service confirming that the trusts that held the claims against Anadarko are grantor trusts of Tronox Incorporated solely for federal income tax purposes. As a result, we believe we are entitled to tax deductions equal to the amount spent by the trusts to remediate environmental matters and to compensate the injured individuals. These deductions will accrue over the life of the trusts as the $5.2 billion is spent. We believe that these expenditures and the accompanying tax deductions may continue for several years. At September 30, 2016, approximately $2.7 billion of the trust expenditures from the litigation proceeds have been incurred.

4.	Loss Per Share

The computation of basic and diluted loss per share for the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator – Basic and Diluted:
Net loss	$(42)	$(54)	$(182)	$(218)
Less: Net income (loss) attributable to noncontrolling interest	(2)	6	(1)	10

Undistributed net loss	(40)	(60)	(181)	(228)
Percentage allocated to ordinary shares (1)	100%	100%	100%	100%

Loss available to ordinary shares	$(40)	$(60)	$(181)	$(228)
Denominator – Basic and Diluted:
Weighted-average ordinary shares (in thousands)	116,219	115,642	116,108	115,529
Loss per Ordinary Share (2):
Basic and diluted loss per ordinary share	$(0.35)	$(0.52)	$(1.56)	$(1.97)

(1)
Our participating securities do not have a contractual obligation to share in losses; therefore, when we have a net loss, none of the loss is allocated to participating securities. Consequently, for the three and nine months ended September 30, 2016 and 2015, the two-class method did not have an effect on our loss per ordinary share calculation, and as such, dividends paid during the year did not impact this calculation.

(2)	Loss per ordinary share amounts were calculated from exact, not rounded income (loss) and share information.

In computing diluted loss per share under the two-class method, we considered potentially dilutive shares. Anti-dilutive shares not recognized in the diluted earnings per share calculation were as follows:

	September 30, 2016		September 30, 2015
	Shares	Average Exercise Price	Shares	Average Exercise Price
Options	1,997,437	21.20	2,245,145	$21.13
Series A Warrants	1,440,652	8.51	1,306,665	$10.35
Series B Warrants	1,953,250	9.37	1,769,035	$11.42
Restricted share units	5,566,589	7.18	1,505,081	$23.04

5.	Accounts Receivable, Net of Allowance for Doubtful Accounts

Accounts receivable, net of allowance for doubtful accounts, consisted of the following:

	September 30, 2016	December 31, 2015
Trade receivables	$377	$367
Other	19	25

Subtotal	396	392
Allowance for doubtful accounts	(2)	(1)

Accounts receivable, net of allowance for doubtful accounts	$394	$391

Bad debt expense was less than $1 million for each of the three months ended September 30, 2016 and 2015, respectively, and $1 million and less than $1 million for the nine months ended September 30, 2016 and 2015, respectively, and was recorded in “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations.

6. Inventories, Net

Inventories, net consisted of the following:

	September 30 2016	December 31, 2015
Raw materials	$223	$248
Work-in-process	43	43
Finished goods, net	194	245
Materials and supplies, net (1)	104	106

Total	564	642
Less: Inventories, net – non-current	(6)	(12)

Inventories, net – current	$558	$630

(1)	Consists of processing chemicals, maintenance supplies, and spare parts, which will be consumed directly and indirectly in the production of our products.

Finished goods include inventory on consignment of $28 million and $30 million at September 30, 2016 and December 31, 2015, respectively. At September 30, 2016 and December 31, 2015, inventory obsolescence reserves were $19 and $18 million, respectively. At September 30, 2016 and December 31, 2015, reserves for lower of cost or market were $35 million and $63 million, respectively.

7.	Property, Plant and Equipment, Net

Property, plant and equipment, net of accumulated depreciation, consisted of the following:

	September 30, 2016	December 31, 2015
Land and land improvements	$157	$143
Buildings	304	189
Machinery and equipment	1,885	1,765
Construction-in-progress	153	261
Other	49	44

Subtotal	2,548	2,402
Less accumulated depreciation and amortization	(698)	(559)

Property, plant and equipment, net (1)	$1,850	$1,843

(1)	Substantially all of these assets are pledged as collateral for our debt. See Note 11.

Depreciation expense related to property, plant and equipment during the three months ended September 30, 2016 and 2015 was $44 million and $53 million, respectively, of which $43 million and $52 million, respectively, was recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations and $1 million each, was recorded in “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations. Depreciation expense related to property, plant and equipment during the nine months ended September 30, 2016 and 2015 was $126 million and $138 million, respectively, of which $123 million and $135 million, respectively, was recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations and $3 million each, was recorded in “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations.  In April 2016, we officially commissioned our Fairbreeze mine in KZN and began depreciating related assets in service.

8.	Mineral Leaseholds, Net

Mineral leaseholds, net of accumulated depletion, consisted of the following:

	September 30, 2016	December 31, 2015
Mineral leaseholds	$1,996	$1,948
Less accumulated depletion	(379)	(344)

Mineral leaseholds, net	$1,617	$1,604

Depletion expense related to mineral leaseholds during the three months ended September 30, 2016 and 2015 was $10 million and $22 million, respectively, and during the nine months ended September 30, 2016 and 2015 was $30 million and $64 million, respectively, which was recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations.

9.	Intangible Assets, Net

Intangible assets, net of accumulated amortization, consisted of the following:

	September 30, 2016			December 31, 2015
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$294	$(113)	$181	$294	$(98)	$196
TiO2 technology	32	(9)	23	32	(8)	24
Internal-use software	38	(16)	22	37	(13)	24
Other	9	(9)	—	9	(9)	—

Intangible assets, net	$373	$(147)	$226	$372	$(128)	$244

Amortization expense related to intangible assets during the three months ended September 30, 2016 and 2015 was $6 million and $7 million, respectively, of which less than $1 million each was recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations and $6 million and $7 million was recorded in “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations. Amortization expense related to intangible assets during the nine months ended September 30, 2016 and 2015 was $19 million and $20 million, respectively, of which $1 million each was recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations and $18 million and $19 million, respectively, was recorded in “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations. Estimated future amortization expense related to intangible assets is $6 million for the remainder of 2016, $25 million for each of the years from 2017 through 2020 and $120 million thereafter.

10.	Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2016	December 31, 2015
Employee-related costs and benefits	$80	$69
Restructuring costs	1	15
Interest	10	35
Sales rebates	24	28
Taxes other than income taxes	10	11
Other	23	22

Accrued liabilities	$148	$180

11.	Debt

Short-term debt

Our short-term debt consisted of a UBS Revolver, defined below, and was $150 million at both September 30, 2016 and December 31, 2015. The average effective interest rates of our UBS Revolver were 4.4% and 4.1% during the three and nine months ended September 30, 2016, respectively, and 4.3% and 3.4% during the three and nine months ended September 30, 2015, respectively.

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

On April 1, 2015, we borrowed $150 million against the UBS Revolver, which was outstanding at both September 30, 2016 and December 31, 2015. During the three and nine months ended September 30, 2016, we had no drawdowns or repayments on the UBS Revolver. During both the three and nine months ended September 30, 2015, we had $150 million of drawdowns and no repayments on the UBS Revolver. We incurred $2 million of deferred debt issuance costs related to the UBS Revolver, which were capitalized and included in “Other long-term assets” in the unaudited condensed consolidated balance sheet at September 30, 2015. At September 30, 2016 and December 31, 2015, our amount available to borrow was $173 million and $217 million, respectively.

ABSA Revolving Credit Facility

We have a R1.3 billion (approximately $95 million at September 30, 2016) revolving credit facility with ABSA Bank Limited (“ABSA”) acting through its ABSA Capital Division with a maturity date of June 14, 2017 (the “ABSA Revolver”). The ABSA Revolver bears interest at (i) the base rate (defined as one month Johannesburg Interbank Agreed Rate, which is the mid-market rate for deposits in South African Rand for a period equal to the relevant period which appears on the Reuters Screen SAFEY Page alongside the caption YLD) as of 11h00 Johannesburg time on the first day of the applicable period, plus (ii) the margin, which is 3.9%.

During the three and nine months ended September 30, 2016 and 2015, we had no drawdowns or repayments on the ABSA Revolver. At both September 30, 2016 and December 31, 2015, there were no outstanding borrowings on the ABSA Revolver.

Long-term debt, net of an unamortized discount and debt issuance costs, consisted of the following:

	Original Principal	Annual Interest Rate	Maturity Date	September 30, 2016	December 31, 2015
Term Loan, net of unamortized discount (1)	$1,500	Variable	3/19/2020	$1,444	$1,454
Senior Notes due 2020	$900	6.375%	8/15/2020	896	900
Senior Notes due 2022	$600	7.50%	3/15/2022	584	600
Co-generation Unit Financing Arrangement	$16	6.5%	2/1/2016	—	1
Lease financing				19	16
Total borrowings				2,943	2,971
Less: Long-term debt due within one year				(16)	(16)
Debt issuance costs				(38)	(45)
Long-term debt				$2,889	$2,910

(1)
Average effective interest rate of 4.9% each during the three and nine months ended September 30, 2016, respectively, and 4.7% and 4.6% during the three and nine months ended September 30, 2015, respectively.

At September 30, 2016, the scheduled maturities of our long-term debt were as follows:

Total Borrowings
2016	$4
2017	16
2018	16
2019	16
2020	2,298
Thereafter	598
Total	2,948
Remaining accretion associated with the Term Loan	(5)
Total borrowings	$2,943

Term Loan

On March 19, 2013, we, along with our wholly owned subsidiary, Tronox Pigments (Netherlands) B.V., and certain of our subsidiaries named as guarantors, entered into a Second Amended and Restated Credit and Guaranty Agreement (the “Second Agreement”) with Goldman Sachs Bank USA, as administrative agent and collateral agent, and Goldman Sachs Bank USA, UBS Securities LLC, Credit Suisse Securities (USA) LLC and RBC Capital Markets, as joint lead arrangers, joint bookrunners and co-syndication agents. Pursuant to the Second Agreement, we obtained a $1.5 billion senior secured term loan (the “Term Loan”). The Term Loan was issued net of an original issue discount. At September 30, 2016 and December 31, 2015, the unamortized discount was $5 million and $6 million, respectively. During the three months ended September 30, 2016 and 2015, we made principal repayments of $4 million each, and during the nine months ended September 30, 2016 and 2015, we made principal repayments of $11 million each.

On April 23, 2014, we, along with our wholly owned subsidiary, Tronox Pigments (Netherlands) B.V., and certain of our subsidiaries named as guarantors, entered into a Third Amendment to the Credit and Guaranty Agreement (the “Third Agreement”) with the lender parties thereto and Goldman Sachs Bank USA, as administrative agent, which amends the Second Agreement. The Third Agreement provides for the re-pricing of the Term Loan by replacing the existing definition of “Applicable Margin” with a grid pricing matrix dependent upon our public corporate family rating as determined by Moody’s and Standard & Poor’s (with the interest rate under the Third Agreement remaining subject to Eurodollar Rate and Base Rate floors, as defined in the Third Agreement). Pursuant to the Third Agreement, based upon our current public corporate family rating by Moody’s and Standard & Poor’s, the current interest rate per annum is 350 basis points plus LIBOR (subject to a LIBOR floor of 1% per annum) compared to 350 basis points plus LIBOR (subject to a LIBOR floor of 1% per annum) in the Second Agreement. The Third Agreement also amended certain provisions of the Second Agreement to permit us and certain of our subsidiaries to obtain new cash flow revolving credit facilities in place of our existing asset based revolving credit facility. The maturity date under the Second Agreement and all other material terms of the Second Agreement remain the same under the Third Agreement. Debt issuance cost related to the Term Loan of $18 million was recorded as a direct reduction to the carrying value of the long-term debt as described below.

Senior Notes due 2020

On August 20, 2012, our wholly owned subsidiary, Tronox Finance LLC (“Tronox Finance”), completed a private placement offering of $900 million aggregate principal amount of senior notes at par value (the “Senior Notes due 2020”). The Senior Notes due 2020 bear interest semiannually at a rate equal to 6.375%, and are fully and unconditionally guaranteed on a senior, unsecured basis by us and certain of our subsidiaries. The Senior Notes due 2020 were initially offered to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act. Debt issuance costs related to the Senior Notes Due 2020 of $10 million were recorded as a direct reduction to the carrying value of the long-term debt as described below.

On September 17, 2013, Tronox Finance issued $900 million in aggregate principal amount of registered 6.375% Senior Notes due 2020 in exchange for its then existing $900 million in aggregate principal amount of its 6.375% Senior Notes due 2020. The Senior Notes due 2020 are guaranteed by Tronox and certain of its subsidiaries. See Note 22. There were no repayments during the three months ended September 30, 2016 and 2015. During the nine months ended September 30, 2016, we repurchased $4 million of face value of notes at a price of 77% of par, resulting in a net gain of approximately $1 million which was included in “Gain on extinguishment of debt” in the unaudited Condensed Consolidated Statements of Operations.

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

On April 1, 2015, in connection with the Alkali Transaction, Evolution merged with and into Tronox Finance. Tronox Finance assumed the obligations of Evolution under the Indenture and the Senior Notes due 2022, and the proceeds from the offering were released to us to partially pay the purchase price for the Alkali Transaction. We and certain of our subsidiaries entered into a supplemental indenture (the “First Supplemental Indenture”), by and among us, Tronox Finance, the guarantors party thereto, and the Trustee, pursuant to which we and such subsidiaries became guarantors of the Senior Notes due 2022 under the Indenture. The Senior Notes due 2022 have not been registered under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. There were no repayments during the three months ended September 30, 2016 and 2015. During the nine months ended September 30, 2016, we repurchased $16 million of face value of notes at a weighted average price of 76% of par, resulting in a net gain of approximately $3 million which was included in “Gain on extinguishment of debt” in the unaudited Condensed Consolidated Statements of Operations. Debt issuance costs related to the Senior Notes due 2022 of $10 million were recorded as a direct reduction of the carrying value of the long term-debt as described below.

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

Liquidity and Capital Resources

As of September 30, 2016, we had $173 million available under the $500 million UBS Revolver, $95 million available under the ABSA Revolver and $202 million in cash and cash equivalents. In the next twelve months, we expect that our operations and available borrowings under our revolving credit agreements will provide sufficient cash to fund our operating expenses, capital expenditures, interest payments, debt repayments, and dividends.

Lease Financing

We have capital lease obligations in South Africa, which are payable through 2031 at a weighted average interest rate of approximately 14%. At both September 30, 2016 and December 31, 2015, such obligations had a net book value of assets recorded under capital leases aggregating $14 million. During each of the three and nine months ended September 30, 2016 and 2015, we made principal payments of less than $1 million.

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

Fair Value

Our debt is recorded at historical amounts. At September 30, 2016 and December 31, 2015, the fair value of the Term Loan was $1.4 billion and $1.3 billion, respectively. At September 30, 2016 and December 31, 2015, the fair value of the Senior Notes due 2020 was $841 million and $520 million, respectively. At September 30, 2016 and December 31, 2015, the fair value of the Senior Notes due 2022 was $537 million and $347 million, respectively. We determined the fair value of the Term Loan, the Senior Notes due 2020 and the Senior Notes due 2022 using quoted market prices. The fair value hierarchy for the Term Loan, the Senior Notes due 2020 and the Senior Notes due 2022 is a Level 1 input.  Balances outstanding under our UBS Revolver are carried at contracted amounts, which approximate fair value based on the short term nature of the borrowing and the variable interest rate. The fair value hierarchy for our UBS Revolver is a Level 2 input.

Debt Covenants

At September 30, 2016, we had financial covenants in the UBS Revolver, the ABSA Revolver and the Term Loan; however, only the ABSA Revolver had a financial maintenance covenant that applies to local operations and only when the ABSA Revolver is drawn upon. The Term Loan and the UBS Revolver are subject to an intercreditor agreement pursuant to which the lenders’ respective rights and interests in the security are set forth. We were in compliance with all our financial covenants as of and for the three and nine months ended September 30, 2016.

Interest and Debt Expense, Net

Interest and debt expense, net in the unaudited Condensed Consolidated Statements of Operations consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest on debt	$43	$43	$130	$117
Amortization of deferred debt issuance costs and discounts on debt	3	3	8	8
Bridge Facility	—	—	—	8
Other	—	1	2	3
Capitalized interest	—	(2)	(2)	(5)
Total interest and debt expense, net	$46	$45	$138	$131

In connection with obtaining debt, we incurred debt issuance costs, which are being amortized through the respective maturity dates using the effective interest method. At both September 30, 2016 and December 31, 2015, we had deferred debt issuance costs of $4 million  related to the UBS Revolver and ABSA Revolver which are recorded in “Other long-term assets” in the unaudited Condensed Consolidated Balance Sheets and $38 million and $45 million, respectively, as a direct reduction of the carrying value of the long-term debt.

12.	Asset Retirement Obligations

Asset retirement obligations consist primarily of rehabilitation and restoration costs, landfill capping costs, decommissioning costs, and closure and post-closure costs. Activity related to asset retirement obligations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance, January 1,	$78	$88	$81	$90
Additions	—	1	1	2
Accretion expense	1	1	4	4
Remeasurement/translation	3	(7)	5	(12)
Changes in estimates, including cost and timing of cash flows	—	(1)	(9)	—
Settlements/payments	—	—	—	(2)
Balance, September 30,	$82	$82	$82	$82

Asset retirement obligations were classified as follows:

	September 30, 2016	September 30, 2015
Current portion included in “Accrued liabilities”	$4	$6
Noncurrent portion included in “Asset retirement obligations”	78	76
Asset retirement obligations	$82	$82

During the nine months ended September 30, 2016, we amended our lease agreement for our TiO2 pigment facility in Botlek, The Netherlands, which included an option to extend the lease term for an additional 25 years. This amendment increased the estimated useful life used in determining the asset retirement obligation and consequently, we recognized a $10 million reduction to this liability.

 Environmental Rehabilitation Trust

In accordance with applicable regulations, we have established an environmental rehabilitation trust for the prospecting and mining operations in South Africa, which receives, holds, and invests funds for the rehabilitation or management of asset retirement obligations. The trustees of the fund are appointed by us, and consist of sufficiently qualified employees capable of fulfilling their fiduciary duties. At September 30, 2016 and December 31, 2015, the environmental rehabilitation trust assets were $13 million and $12 million, respectively, which were recorded in “Other long-term assets” in the unaudited Condensed Consolidated Balance Sheets.

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

Our currency forward contracts are not designated for hedge accounting treatment under ASC 815. As such, changes in the fair value are recorded in “Other income (expense), net” in the unaudited Condensed Consolidated Statements of Operations. We did not record any gains or losses during the three and nine months ended September 30, 2016 and 2015 related to forward contracts. At September 30, 2016 and December 31, 2015, we did not have any currency forward contracts in place.

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

At September 30, 2016, we recorded the fair value of the natural gas hedge of $1 million in “Prepaid and other assets” in the unaudited Condensed Consolidated Balance Sheets, with the offset of $1 million gain recognized in accumulated other comprehensive loss with no tax impact. See Note 3 to the unaudited condensed consolidated financial statements. The current open commodity contract hedges forecasted transactions until December 31, 2016. At September 30, 2016, we had an equivalent of 1.0 MMBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contract to hedge forecasted purchases. The fair value of the natural gas commodity price contract was based on market price quotations and the use of a pricing model. The contract was considered a level 2 input in the fair value hierarchy at September 30, 2016. We did not have any natural gas hedge positions at December 31, 2015.

14.	Commitments and Contingencies

Purchase Commitments—At September 30, 2016, purchase commitments were $55 million for the remainder of 2016, $87 million for 2017, $68 million for 2018, $50 million for 2019, $33 million for 2020, and $162 million thereafter.

Letters of Credit—At September 30, 2016, we had outstanding letters of credit, bank guarantees, and performance bonds of $67 million, of which $42 million were letters of credit issued under the UBS Revolver, $18 million were bank guarantees and letters of credit issued under the ABSA Revolver, $5 million were bank guarantees issued by Standard Bank and $2 million were performance bonds issued by Westpac Banking Corporation.

Other Matters—From time to time, we may be party to a number of legal and administrative proceedings involving legal, environmental, and/or other matters in various courts or agencies. These proceedings, individually and in the aggregate, may have a material adverse effect on us. These proceedings may be associated with facilities currently or previously owned, operated or used by us and/or our predecessors, some of which may include claims for personal injuries, property damages, cleanup costs, and other environmental matters. Current and former operations may also involve management of regulated materials that are subject to various environmental laws and regulations including the Comprehensive Environmental Response Compensation and Liability Act, the Resource Conservation and Recovery Act or state equivalents. Similar environmental laws and regulations and other requirements exist in foreign countries in which we operate. Currently, we are not party to any pending legal or administrative proceedings that may have a material adverse effect, either individually or in the aggregate, on our business, financial condition or results of operation

15.	Shareholders’ Equity

The changes in outstanding Class A ordinary shares (“Class A Shares”) and Class B Shares for the nine months ended September 30, 2016 were as follows:

Class A Shares:
Balance at January 1, 2016	64,521,851
Shares issued for share-based compensation	717,041
Shares cancelled for share-based compensation	(89,062)
Shares issued upon warrants exercised	140

Balance at September 30, 2016	65,149,970

Class B Shares:
Balance at January 1, 2016 and September 30, 2016	51,154,280

Warrants

We have outstanding Series A Warrants (the “Series A Warrants”) and Series B Warrants (the “Series B Warrants”), together (the “Warrants”). At September 30, 2016, holders of the Series A Warrants and the Series B Warrants were entitled to purchase 6.02 and 6.03 of Class A Shares, respectively, and receive $12.50 in cash at an exercise price of $51.22 for each Series A Warrant and $56.52 for each Series B Warrant. The Warrants have a seven-year term from the date initially issued and will expire on February 14, 2018. A holder may exercise the Warrants by paying the applicable exercise price in cash or exercising on a cashless basis. The Warrants are freely transferable by the holder. At September 30, 2016 and December 31, 2015, there were 239,311 and 239,316 Series Warrants outstanding, respectively, and 323,922 and 323,999 Series B Warrants outstanding, respectively.

Dividends

During 2016, we declared and paid quarterly dividends to holders of our Class A Shares and Class B Shares as follows:

	Three Months Ended March 31, 2016	Three Months Ended June 30, 2016	Three Months Ended September 30, 2016
Dividend per share	$0.25	$0.045	$0.045
Total dividend	$30	$5	$5
Record date (close of business)	March 4	May 16	August 17

Accumulated Other Comprehensive Loss Attributable to Tronox Limited

The tables below present changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2016 and 2015.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains on Derivatives	Total
Balance, January 1, 2016	$(494)	$(102)	$—	$(596)
Other comprehensive income (loss)	91	(21)	1	71
Balance, September 30, 2016	$(403)	$(123)	$1	$(525)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains on Derivatives	Total
Balance, January 1, 2015	$(279)	$(117)	$—	$(396)
Other comprehensive income (loss)	(138)	3	—	(135)
Balance, September 30, 2015	$(417)	$(114)	$—	$(531)

16.	Noncontrolling Interest

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

Noncontrolling interest activity was as follows:

	2016	2015
Balance, January 1	$112	$178
Net income (loss) attributable to noncontrolling interest	(1)	10
Effect of exchange rate changes	31	(49)
Balance, September 30	$142	$139

17.	Share-Based Compensation

Share-based compensation expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Restricted shares and restricted share units	$7	$2	$15	$11
Options	2	1	3	4
T-Bucks Employee Participation Plan	—	1	1	2

Total share-based compensation expense	$9	$4	$19	$17

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

Restricted Shares

During the nine months ended September 30, 2016, we granted 244,362 restricted shares which vest ratably over a three-year period and 47,531 shares which vested immediately. The 47,531 restricted shares that vested immediately were granted to certain members of the Board in lieu of cash fees earned during the first and second quarters of 2016. These awards are classified as equity awards, and are accounted for using the fair value established at the grant date.

The following table presents a summary of activity for the nine months ended September 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2016	373,278	$22.02
Granted	291,893	3.89
Vested	(169,634)	16.91
Forfeited	(211,137)	22.37

Outstanding, September 30, 2016	284,400	$6.09

Expected to vest, September 30, 2016	284,400	$6.09

At September 30, 2016, there was $1 million of unrecognized compensation expense related to nonvested restricted shares which is expected to be recognized over a weighted-average period of 1.8 years. Since the restricted shares were granted to certain members of our Board as indicated above, the unrecognized compensation expense was not adjusted for estimated forfeitures. The weighted-average grant-date fair value of restricted shares granted during the nine months ended September 30, 2016 and 2015 was $3.89 per share and $22.60 per share, respectively. The total fair value of restricted shares that vested during the nine months ended September 30, 2016 was $3 million.

Restricted Share Units (“RSUs”)

During the nine months ended September 30, 2016, we granted RSUs which have time and/or performance conditions. Both the time-based awards and the performance-based awards are classified as equity awards. The time-based awards vest ratably over a three-year period, and are valued at the weighted average grant date fair value. The performance-based awards cliff vest at the end of the three years. Included in the performance-based awards are RSUs for which vesting is determined by a Total Stockholder Return (“TSR”) calculation over the applicable measurement period. The TSR metric is considered a market condition for which we use a Monte Carlo simulation to determine the grant date fair value.

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2016	1,494,027	$23.04
Granted	4,880,169	4.04
Vested	(547,407)	17.51
Forfeited	(260,200)	17.53

Outstanding, September 30, 2016	5,566,589	$7.18

Expected to vest, September 30, 2016	6,169,907	$6.79

At September 30, 2016, there was $23 million of unrecognized compensation expense related to nonvested RSUs, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.8 years. The weighted-average grant-date fair value of restricted share units granted during the nine months ended September 30, 2016 and 2015 was $4.04 per share and $23.47 per share, respectively. The total fair value of RSUs that vested during the nine months ended September 30, 2016 was $10 million.

Options

The following table presents a summary of activity for the nine months ended September 30, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Intrinsic Value
Outstanding, January 1, 2016	2,189,967	$21.15	7.4	$—
Forfeited	(46,087)	20.98
Expired	(146,443)	20.54		—

Outstanding, September 30, 2016	1,997,437	21.20	6.7	$—

Expected to vest, September 30, 2016	232,468	22.04	7.4	$—

Exercisable, September 30, 2016	1,772,281	21.09	6.7	$—

The aggregate intrinsic values in the table represent the total pre-tax intrinsic value (the difference between our share price at the indicated dates and the options’ exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at the end of the period. The amount will change based on the fair market value of our stock. No options were exercised during the three and nine months ended September 30, 2016 and consequently, there was no related intrinsic value. No options were exercised during the three months ended September 30, 2015 and consequently, there was no related intrinsic value. The total intrinsic value of options exercised during the nine months ended September 30, 2015 was less than $1 million. We issue new shares upon the exercise of options. As there were no stock options exercised during the three and nine months ended September 30, 2016, no cash was received.

At September 30, 2016, unrecognized compensation expense related to options, adjusted for estimated forfeitures, was $1 million, which is expected to be recognized over a weighted-average period of 0.4 years.

We did not issue any options during the three and nine months ended September 30, 2016. We did not issue any options during the three months ended September 30, 2015.  During the nine months ended September 30, 2015, we granted 2,380 options with a weighted average grant date fair value $7.04.

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

T-Bucks Employee Participation Plan (“T-Bucks EPP”)

During 2012, we established the T-Bucks EPP for the benefit of certain qualifying employees of our South African subsidiaries. We funded the T-Bucks Trust (the “Trust”) with R124 million (approximately $15 million), which was used to acquire Class A Shares. Additional contributions may be made in the future at the discretion of the Board. The T-Bucks EPP is classified as an equity-settled shared-based payment plan, whereby participants were awarded share units in the Trust, which entitles them to receive Class A Shares upon completion of the vesting period on May 31, 2017. Participants are entitled to receive dividends on the shares during the vesting period. Forfeited shares are retained by the Trust, and are allocated to future participants. Compensation costs are recognized over the vesting period using the straight-line method. During 2012, the Trust purchased 548,234 Class A Shares at $25.79 per share, which was the fair value on the date of purchase. The balance at both September 30, 2016 and December 31, 2015 was 548,234 shares.

Long-Term Incentive Plan

We have a long-term incentive plan (the “LTIP”) for the benefit of certain qualifying employees of Tronox subsidiaries in South Africa and Australia. The LTIP is classified as a cash settled compensation plan, and is re-measured to fair value at each reporting date. At both September 30, 2016 and December 31, 2015, the LTIP plan liability was less than $1 million.

18.	Pension and Other Postretirement Healthcare Benefits

We sponsor two noncontributory defined benefit retirement plans in the U.S., the qualified retirement plan and the Alkali qualified retirement plan (the “Tronox Alkali Qualified Plan”). We also have a defined benefit retirement plan and a collective defined contribution plan (a multiemployer plan) in The Netherlands, and a postretirement healthcare plan in South Africa.

The components of net periodic cost associated with our U.S. defined benefit plans and The Netherlands defined benefit plan recognized in the unaudited Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net periodic cost:
Service cost (1)	$1	$2	$3	$3
Interest cost	5	4	15	15
Expected return on plan assets	(5)	(5)	(15)	(17)
Net amortization of actuarial loss and prior service credit	—	1	1	3
Curtailment gain	(1)	—	(1)	—

Total net periodic cost	$—	$2	$3	$4

(1)
Includes $2 million and $3 million of pension expenses for the three and nine months ended September 30, 2015, respectively,  related to the Tronox Alkali Qualified Plan to cover eligible employees of Tronox Alkali Corporation in connection with the Alkali Transaction.

The components of net periodic cost associated with the postretirement healthcare plans was less than $1 million for each of the three months ended September 30, 2016 and 2015. The components of net periodic cost associated with the postretirement healthcare plans was $1 million for each of the nine months ended September 30, 2016 and 2015.

For each of the three and nine months ended September 30, 2016 and 2015, we contributed $1 million and $3 million, respectively, to The Netherlands multiemployer plan, which was recognized in the unaudited Condensed Consolidated Statement of Operations.

In April 2016, the Board of Trustees (the “Trustees”) of our Netherlands defined benefit plan (“TDF-Botlek Plan”) filed their intentions with the Netherlands Chamber of Commerce to merge the TDF-Botlek Plan into the collective defined contribution plan, a multi-employer plan administered by the industrywide Pension Fund for the Graphical Industry (the “PGB”), which we joined on January 1, 2015. This merger is expected to occur in the fourth quarter of 2016.

The TDF-Botlek Plan is comprised of two defined benefit plans:  the “Pension Plan” and a small transition arrangement established in 2005 for the benefit of certain of our Botlek employees (the “VPL Plan”). In August 2016 we agreed with the Trustees to settle the VPL Plan. Under the settlement agreement, we transferred $1 million into accounts established with the pension fund PGB for the benefit of the participants as a full settlement of our obligation under the VPL Plan. Accordingly, for the three months ended September 30, 2016, we recognized a curtailment gain of $1 million included in “Other income (expense), net” in the unaudited Condensed Consolidated Statement of Operations. This amount had previously been recognized in “Accumulated other comprehensive loss” in the unaudited Condensed Consolidated Balance Sheet as prior service credits. Consequently, as of August 31, 2016, we remeasured the plan assets and the projected benefit obligation of the TDF-Botlek Plan which resulted in €19 million (approximately $21 million) of actuarial losses which was recognized in other comprehensive loss for the three and nine months ended September 30, 2016. The merger of the remaining Pension Plan within the TDF-Botlek Plan is expected to occur in the fourth quarter of 2016.

19.	Acquisition of Alkali Chemicals Group

On April 1, 2015, we acquired Alkali because it diversifies our end markets and revenue base, and increases our participation in faster growing emerging market economies. We believe it also provides us greater opportunity to utilize a portion of our U.S. tax attributes in future periods. See Note 3 for a discussion of the tax impact of the Alkali Transaction. We accounted for the Alkali Transaction using the acquisition method under ASC 805, Business Combinations, (“ASC 805”), which requires recording assets acquired and liabilities assumed at fair value. Under the acquisition method of accounting, the assets acquired and liabilities assumed were recorded based on their estimated fair values on the Alkali Transaction Date. The results of the Alkali chemical business are included in the Alkali segment. The valuations were derived from estimated fair value assessments and assumptions used by management.

We funded the Alkali Transaction through existing cash and new debt. See Note 11 for further details of the Alkali Transaction financing.

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

Supplemental Pro forma financial information

The following unaudited pro forma information gives effect to the Alkali Transaction as if it had occurred on January 1, 2014. The unaudited pro forma financial information reflects certain adjustments related to the acquisition, such as: (1) conforming the accounting policies of Alkali to those applied by Tronox, (2) recording certain incremental expenses resulting from purchase accounting adjustments, such as incremental depreciation expense in connection with fair value adjustments to property, plant and equipment, and depletion expense in connection with fair value adjustments to mineral leaseholds, (3) recording the effect on interest expense related to borrowings in connection with the Alkali Transaction and (4) recording the related tax effects. The unaudited pro forma financial information was adjusted to exclude the effect of certain non-recurring items as of January 1, 2014 such as the impact of transaction costs related to the Alkali Transaction of approximately $29 million, inventory step-up amortization of $9 million and $8 million of interest expense incurred on the Bridge Facility (see Note 11). Non-recurring transaction costs of $2 million and $29 million for the three and nine months ended September 30, 2015, respectively, were excluded from the unaudited supplemental pro forma financial information. The unaudited pro forma financial information is for illustrative purposes only and should not be relied upon as being indicative of the historical results that would have been obtained if the Alkali Transaction had actually occurred on that date, nor the results of operations in the future.

In accordance with ASC 805, the following table presents the supplemental pro forma results of operations for the three and nine months ended September 30, 2015, as if the Alkali Transaction had occurred on January 1, 2014:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Net sales	$575	$1,772
Loss from operations	$(19)	$(29)
Net loss	$(52)	$(171)
Loss per share, basic and diluted	$(0.45)	$(1.48)

20.	Related Parties

Exxaro

We have service level agreements with Exxaro for research and development that expire in 2017.  We also had service level agreements with Exxaro for services such as tax preparation and information technology which expired during 2015. Such service level agreements amounted to less than $1 million of expense for each of the three months ended September 30, 2016 and 2015 and $1 million and $2 million of expense during the nine months ended September 30, 2016 and 2015, respectively, which was included in “Selling, general and administrative expense” in the unaudited Condensed Consolidated Statements of Operations. Additionally, we have a professional service agreement with Exxaro related to the Fairbreeze construction project. During the three months ended September 30, 2016 and 2015, we paid $1 million and less than $1 million, respectively, and during each of the nine months ended September 30, 2016 and 2015, we paid $2 million to Exxaro, which was capitalized in “Property, plant and equipment, net” in our unaudited Condensed Consolidated Balance Sheets. At September 30, 2016 and December 31, 2015, we had less than $1 million and $1 million, respectively, of related party payables, which were recorded in “Accounts payable” in our unaudited Condensed Consolidated Balance Sheets.

ANSAC

We hold a membership in ANSAC, which is responsible for promoting exports of US-produced soda ash. Under the ANSAC membership agreement, Alkali’s exports of soda ash to all markets except Canada, the European community, the European Free Trade Association and the Southern African Customs Union are exclusively through ANSAC. Certain sales and marketing costs incurred by ANSAC are charged directly to us. Selling, general and administrative expenses in the unaudited Condensed Consolidated Statement of Operations include amounts charged to us by ANSAC principally consisting of salaries, benefits, office supplies, professional fees, travel, rent and certain other costs, which amounted to $1 million and $3 million for the three and nine months ended September 30, 2016, respectively, and $1 million and $2 million for the three and nine months ended September 30, 2015, respectively. During the three and nine months ended September 30, 2016, we recorded net sales to ANSAC of $71 million and $201 million, respectively, and $63 million and $139 million for the three and nine months ended September 30, 2015, respectively, which was included in “Net sales” in the  unaudited Condensed Consolidated Statements of Operations. At September 30, 2016 and December 31, 2015, we had $48 million and $47 million, respectively, of related party receivables from ANSAC which were recorded in “Accounts receivable, net of allowance for doubtful accounts” in our unaudited Condensed Consolidated Balance Sheets. At September 30, 2016 and December 31, 2015, we had related party payables due to ANSAC of $1 million and $2 million, respectively, recorded in “Accounts payable” in our unaudited Condensed Consolidated Balance Sheets. Additionally, during the three and nine month ended September 30, 2016, “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations included $1 million and $4 million, respectively, and $2 million and $3 million for the three and nine months ended September 30, 2015 of charges to us by ANSAC for freight costs incurred on our behalf. At September 30, 2016 and December 31, 2015, “Accounts payable” in the unaudited Condensed Consolidated Balance Sheets included less than $1 million and $1 million, respectively, of payables to ANSAC for freight costs incurred on our behalf.

NatronX Technologies LLC

In connection with the Alkali Transaction, we acquired FMC’s one-third ownership interest in a joint venture, NatronX Technologies LLC (“NatronX”). NatronX manufactured and marketed sodium-based, dry sorbents for air pollution control in electric utility and industrial boiler operations. Pursuant to an agreement with NatronX, we purchase ground trona from a third-party vendor as an agent on its behalf (the “Supply Agreement”). We also provide certain administrative services such as accounting, technology and customer services to NatronX under a service level agreement (the “SLA”). We are reimbursed by NatronX for the related costs incurred under the Supply Agreement and the SLA. At both September 30, 2016 and December 31, 2015, we had $1 million of receivables related to these agreements, which were recorded in “Accounts receivable, net of allowance for doubtful accounts” in the unaudited Condensed Consolidated Balance Sheets.

During April 2016, NatronX notified its customers of its intent to cease operations and end deliveries of product on June 30, 2016. On September 1, 2016, the Board of Directors of NatronX approved the demolition of the plant located at Alkali’s Westvaco facility and other costs associated with dissolving the joint venture. During the three months ended September 30, 2016, a reserve of $1 million, representing our one-third share of the estimated expenses related to the termination of the NatronX business, including severance and other exit activities, was recognized and included in “Selling, general and administrative expenses” in our unaudited Condensed Consolidated Statements of Operations and in “Accrued liabilities” in our unaudited Condensed Consolidated Balance Sheets as of September 30, 2016. We do not expect to incur any future expenses related to the termination of the Natronx business.

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

Net sales and income (loss) from operations by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
TiO2 segment	$339	$380	$957	$1,174
Alkali segment	194	195	588	403

Net sales (1)	$533	$575	$1,545	$1,577

TiO2 segment	$18	$(26)	$(12)	$(58)
Alkali segment	23	21	54	46
Corporate	(16)	(16)	(38)	(68)

Income (loss) from operations	25	(21)	4	(80)
Interest and debt expense, net	(46)	(45)	(138)	(131)
Gain on extinguishment of debt	—	—	4	—
Other income (expense), net	(14)	23	(23)	22

Loss before income taxes	(35)	(43)	(153)	(189)
Income tax provision	(7)	(11)	(29)	(29)

Net loss	$(42)	$(54)	$(182)	$(218)

(1)	Net sales to external customers, by geographic region, based on country of production, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
U.S. operations	$348	$359	$1,018	$891
International operations:
Australia	94	104	258	285
South Africa	45	71	131	252
The Netherlands	46	41	138	149

Total	$533	$575	$1,545	$1,577

Net sales to external customers for each similar product were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Pigment	$260	$244	$720	$756
Alkali	194	195	588	403
Titanium feedstock and co-products	64	103	194	333
Electrolytic	15	33	43	85

Total	$533	$575	$1,545	$1,577

During the three months ended September 30, 2016, our ten largest third-party TiO2 customers and our ten largest Alkali customers represented approximately 25% and 24%, respectively, of our consolidated net sales. During the three months ended September 30, 2015, our ten largest third-party TiO2 customers and our ten largest Alkali customers represented approximately 28% and  21%, respectively, of our consolidated net sales. During the three months ended September 30, 2016 and 2015, ANSAC accounted for 13% and 11%, respectively, of our consolidated net sales. During the nine months ended September 30, 2016, our ten largest third-party TiO2 customers and our ten largest Alkali customers represented approximately 23% and 24%, respectively, of our consolidated net sales; ANSAC accounted for  13% of our consolidated net sales. During the nine months ended September 30, 2015, our ten largest third-party TiO2 customers and our ten largest Alkali customers represented approximately 31% and 16%, respectively, of our consolidated net sales; no single customer accounted for more than 10% of our consolidated sales.

Capital expenditures by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
TiO2 segment	$23	$39	$58	$127
Alkali segment	8	9	28	13
Corporate	1	—	1	1

Total	$32	$48	$87	$141

Total assets by segment were as follows:

	September 30, 2016	December 31, 2015
TiO2 segment	$3,018	$3,055
Alkali segment	1,661	1,690
Corporate	246	282
Total	$4,925	$5,027

22.	Guarantor Condensed Consolidating Financial Statements

The obligations of Tronox Finance, our wholly-owned subsidiary, under the Senior Notes due 2020  are fully and unconditionally (subject to certain customary circumstances providing for the release of a guarantor subsidiary) guaranteed on a senior unsecured basis, jointly and severally, by Tronox Limited (referred to for purposes of this note only as the “Parent Company”) and each of its current and future restricted subsidiaries, other than excluded subsidiaries, that guarantee any indebtedness of the Parent Company or its restricted subsidiaries (collectively, the “Guarantor Subsidiaries”). The Subsidiary Issuer, Tronox Finance, and each of the Guarantor Subsidiaries are 100% owned, directly or indirectly, by the Parent Company. Our subsidiaries that do not guarantee the Senior Notes due 2020 are referred to as the “Non-Guarantor Subsidiaries.” The guarantor unaudited condensed consolidating financial statements presented below presents the statements of operations, statements of comprehensive income (loss), balance sheets and statements of cash flow data for: (i) the Parent Company, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, and the subsidiary issuer, on a consolidated basis (which is derived from Tronox historical reported financial information); (ii) the Parent Company, alone (accounting for our Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, and Tronox Finance on an equity basis under which the investments are recorded by each entity owning a portion of another entity at cost, adjusted for the applicable share of the subsidiary’s cumulative results of operations, capital contributions and distributions, and other equity changes); (iii) the Guarantor Subsidiaries alone; (iv) the Non-Guarantor Subsidiaries alone; and (v) the Subsidiary Issuer, Tronox Finance.

The guarantor unaudited condensed consolidating financial statements are presented on a legal entity basis, not on a business segment basis. The indentures governing the Senior Notes due 2020 provide for a Guarantor Subsidiary to be automatically and unconditionally released and discharged from its guarantee obligations in certain customary circumstances, including:

•
Sale or other disposition of such Guarantor Subsidiary’s capital stock or all or substantially all of its assets and all of the indenture obligations (other than contingent obligations) of such Guarantor Subsidiary in respect of all other indebtedness of the Guarantors Subsidiary terminate upon the consummation of such transaction;

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

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2016
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$533	$(59)	$—	$—	$454	$138
Cost of goods sold	453	(62)	—	—	387	128
Gross profit	80	3	—	—	67	10
Selling, general and administrative expenses	(54)	—	—	(6)	(39)	(9)
Restructuring expense	(1)	—	—	—	—	(1)
Income (loss) from operations	25	3	—	(6)	28	—
Interest and debt expense, net	(46)	—	(26)	—	(1)	(19)
Other income (expense), net	(14)	—	—	—	(3)	(11)
Intercompany interest income (expense)	—	—	—	126	(140)	14
Equity in earnings of subsidiary	—	147	—	(117)	(30)	—
Income (loss) before income taxes	(35)	150	(26)	3	(146)	(16)
Income tax benefit (provision)	(7)	—	7	(43)	28	1
Net income (loss)	(42)	150	(19)	(40)	(118)	(15)
Net income (loss) attributable to noncontrolling interest	(2)	(2)	—	—	—	—
Net income (loss) attributable to Tronox Limited	$(40)	152	(19)	(40)	(118)	(15)

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2016
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$1,545	$(164)	$—	$—	$1,311	$398
Cost of goods sold	1,388	(171)	—	—	1,186	373
Gross profit	157	7	—	—	125	25
Selling, general and administrative expenses	(151)	2	—	(20)	(102)	(31)
Restructuring expense	(2)	—	—	—	—	(2)
Income (loss) from operations	4	9	—	(20)	23	(8)
Interest and debt expense, net	(138)	—	(79)	—	(4)	(55)
Gain on extinguishment of debt	4	—	4	—	—	—
Other income (expense), net	(23)	—	—	—	(3)	(20)
Intercompany interest income (expense)	—	—	—	379	(423)	44
Equity in earnings of subsidiary	—	473	—	(401)	(72)	—
Income (loss) before income taxes	(153)	482	(75)	(42)	(479)	(39)
Income tax benefit (provision)	(29)	—	22	(139)	89	(1)
Net income (loss)	(182)	482	(53)	(181)	(390)	(40)
Net income (loss) attributable to noncontrolling interest	(1)	(1)	—	—	—	—
Net income (loss) attributable to Tronox Limited	$(181)	$483	$(53)	$(181)	$(390)	$(40)

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended September 30, 2016
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net income (loss)	$(42)	$150	$(19)	$(40)	$(118)	$(15)
Other comprehensive income (loss):
Foreign currency translation adjustments	69	(118)	—	51	68	68
Pension and postretirement plans	(22)	31	—	(22)	(9)	(22)
Unrealized gains (losses) on derivative financial instruments	(1)	1	—	(1)	(1)	—
Other comprehensive income (loss)	46	(86)	—	28	58	46
Total comprehensive income (loss)	4	64	(19)	(12)	(60)	31
Comprehensive income (loss) attributable to noncontrolling interest:
Net income (loss)	(2)	(2)	—	—	—	—
Foreign currency translation adjustments	18	18	—	—	—	—
Comprehensive income (loss) attributable to noncontrolling interest	16	16	—	—	—	—
Comprehensive income (loss) attributable to Tronox Limited	$(12)	$48	$(19)	$(12)	$(60)	$31

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Nine Months Ended September 30, 2016
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net income (loss)	$(182)	$482	$(53)	$(181)	$(390)	$(40)
Other comprehensive income (loss):
Foreign currency translation adjustments	122	(208)	—	91	118	121
Pension and postretirement plans	(21)	30	—	(21)	(8)	(22)
Unrealized gains (losses) on derivative financial instruments	1	(1)	—	1	1	—
Other comprehensive income (loss)	102	(179)	—	71	111	99
Total comprehensive income (loss)	(80)	303	(53)	(110)	(279)	59
Comprehensive income (loss) attributable to noncontrolling interest:
Net income (loss)	(1)	(1)	—	—	—	—
Foreign currency translation adjustments	31	31	—	—	—	—
Comprehensive income (loss) attributable to noncontrolling interest	30	30	—	—	—	—
Comprehensive income (loss) attributable to Tronox Limited	$(110)	$273	$(53)	$(110)	$(279)	$59

GUARANTOR CONDENSED CONSOLIDATING BALANCE SHEETS
As of September 30, 2016
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Cash and cash equivalents	$202	$—	$1	$3	$163	$35
Restricted cash	3	—	—	—	3	—
Accounts receivable, net	394	—	—	—	314	80
Inventories, net	558	(14)	—	—	360	212
Other current assets	45	(4,978)	644	1,831	1,294	1,254
Investment in subsidiaries	—	2,888	—	(3,602)	714	—
Property, plant and equipment, net	1,850	—	—	—	1,338	512
Mineral leaseholds, net	1,617	—	—	—	1,243	374
Intercompany loans receivable	—	(6,942)	610	5,936	77	319
Other long-term assets	256	—	—	—	238	18
Total assets	$4,925	$(9,046)	$1,255	$4,168	$5,744	$2,804
LIABILITIES AND EQUITY
Short-term debt	$150	$—	$—	$—	$150	$—
Other current liabilities	383	(4,978)	18	2,691	2,451	201
Long-term debt	2,889	—	1,460	—	—	1,429
Intercompany loans payable	—	(6,942)	—	611	6,255	76
Other long-term liabilities	496	—	—	1	277	218
Total liabilities	3,918	(11,920)	1,478	3,303	9,133	1,924
Total equity	1,007	2,874	(223)	865	(3,389)	880
Total liabilities and equity	$4,925	$(9,046)	$1,255	$4,168	$5,744	$2,804

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2016
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Cash Flows from Operating Activities:
Net income (loss)	$(182)	$482	$(53)	$(181)	$(390)	$(40)
Depreciation, depletion and amortization	175	—	—	—	138	37
Other	130	(482)	(52)	249	456	(41)
Cash provided by (used in) operating activities	123	—	(105)	68	204	(44)
Cash Flows from Investing Activities:
Capital expenditures	(87)	—	—	—	(57)	(30)
Proceeds from sale of assets	1	—	—	—	1	—
Collections of intercompany loans	—	(181)	126	—	—	55
Issuance of intercompany loans	—	100	(5)	—	(95)	—
Cash provided by (used in) investing activities	(86)	(81)	121	—	(151)	25
Cash Flows from Financing Activities:
Repayments of debt	(27)	—	(15)	—	—	(12)
Repayments of intercompany loans	—	181	—	(126)	(55)	—
Proceeds from intercompany loans	—	(100)	—	100	—	—
Dividends paid	(40)	—	—	(40)	—	—
Cash provided by (used in) financing activities	(67)	81	(15)	(66)	(55)	(12)
Effects of exchange rate changes on cash and cash equivalents	3	—	—	—	—	3
Net increase (decrease) in cash and cash equivalents	(27)	—	1	2	(2)	(28)
Cash and cash equivalents at beginning of period	$229	$—	$—	$1	$165	$63
Cash and cash equivalents at end of period	$202	$—	$1	$3	$163	$35

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2015
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$575	$(51)	$—	$—	$462	$164
Cost of goods sold	536	(53)	—	—	434	155

Gross profit	39	2	—	—	28	9
Selling, general and administrative expenses	(55)	—	—	(3)	(41)	(11)
Restructuring expense	(5)	—	—	—	(5)	—

Income (loss) from operations	(21)	2	—	(3)	(18)	(2)
Interest and debt expense, net	(45)	—	(27)	—	(2)	(16)
Intercompany interest income (expense)	—	—	—	86	(100)	14
Other income (expense), net	23	—	—	3	5	15
Equity in earnings of subsidiary	—	113	—	(112)	(1)	—

Income (loss) before income taxes	(43)	115	(27)	(26)	(116)	11
Income tax benefit (provision)	(11)	—	8	(34)	17	(2)

Net income (loss)	(54)	115	(19)	(60)	(99)	9
Net income attributable to noncontrolling interest	6	6	—	—	—	—

Net income (loss) attributable to Tronox Limited	$(60)	$109	$(19)	$(60)	$(99)	$9

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2015
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$1,577	$(154)	$—	$—	$1,200	$531
Cost of goods sold	1,479	(146)	—	—	1,117	508

Gross profit	98	(8)	—	—	83	23
Selling, general and administrative expenses	(171)	2	(1)	1	(144)	(29)
Restructuring expense	(7)	—	—	—	(7)	—

Income (loss) from operations	(80)	(6)	(1)	1	(68)	(6)
Interest and debt expense, net	(131)	—	(77)	—	(5)	(49)
Intercompany interest income (expense)	—	—	—	350	(386)	36
Other income (expense), net	22	—	—	4	2	16
Equity in earnings of subsidiary	—	480	—	(449)	(31)	—

Income (loss) before income taxes	(189)	474	(78)	(94)	(488)	(3)
Income tax benefit (provision)	(29)	—	23	(134)	84	(2)

Net income (loss)	(218)	474	(55)	(228)	(404)	(5)
Net income attributable to noncontrolling interest	10	10	—	—	—	—

Net income (loss) attributable to Tronox Limited	$(228)	$464	$(55)	$(228)	$(404)	$(5)

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

GUARANTOR CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2015
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Cash and cash equivalents	$229	$—	$—	$1	$165	$63
Restricted cash	5	—	—	—	5	—
Accounts receivable, net	391	—	—	—	303	88
Inventories, net	630	(24)	—	—	439	215
Other current assets	46	(4,345)	657	1,473	1,149	1,112
Investment in subsidiaries	—	2,596	—	(3,274)	678	—
Property, plant and equipment, net	1,843	—	—	—	1,388	455
Mineral leaseholds, net	1,604	—	—	—	1,266	338
Intercompany loans receivable	—	(7,106)	688	5,936	76	406
Other long-term assets	279	—	4	—	258	17
Total assets	$5,027	$(8,879)	$1,349	$4,136	$5,727	$2,694
LIABILITIES AND EQUITY
Short-term debt	$150	$—	$—	$—	$150	$—
Other current liabilities	398	(4,345)	$45	2,443	2,081	174
Long-term debt	2,910	—	1,470	—	—	1,440
Intercompany loans payable	—	(7,106)	5	694	6,338	69
Other long-term liabilities	459	—	—	1	267	191
Total liabilities	3,917	(11,451)	1,520	3,138	8,836	1,874
Total equity	1,110	2,572	(171)	998	(3,109)	820
Total liabilities and equity	$5,027	$(8,879)	$1,349	$4,136	$5,727	$2,694

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2015
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Cash Flows from Operating Activities:
Net income (loss)	$(218)	$474	$(55)	$(228)	$(404)	$(5)
Depreciation, depletion and amortization	222	—	—	—	170	52
Other	41	(474)	578	234	333	(630)

Cash provided by (used in) operating activities	45	—	523	6	99	(583)

Cash Flows from Investing Activities:
Capital expenditures	(141)	—	—	—	(44)	(97)
Acquisition of business	(1,653)	—	—	—	(1,653)	—
Investment in subsidiaries	—	1,526	—	(1,526)	—	—
Return of capital from subsidiaries	—	(24)	—	24	—	—
Collections of intercompany loans	—	(724)	79	25	43	577
Issuance of Intercompany loans	—	1,386	(589)	(3)	(237)	(557)

Cash provided by (used in) investing activities	(1,794)	2,164	(510)	(1,480)	(1,891)	(77)

Cash Flows from Financing Activities:
Repayments of debt	(13)	—	—	—	(2)	(11)
Repayments of intercompany loans	—	724	—	(102)	(601)	(21)
Proceeds from debt	750	—	—	—	150	600
Proceeds from intercompany loans	—	(1,386)	—	1,380	3	3
Contribution from parent	—	(1,526)	—	—	1,526	—
Return of capital to parent	—	24	—	—	(24)	—
Debt issuance costs	(15)	—	(13)	—	(2)	—
Dividends paid	(88)	—	—	(88)	—	—
Proceeds from the exercise of warrants and options	3	—	—	3	—	—

Cash provided by (used in) financing activities	637	(2,164)	(13)	1,193	1,050	571

Effects of exchange rate changes on cash and cash equivalents	(19)	—	—	—	—	(19)

Net increase (decrease) in cash and cash equivalents	(1,131)	—	—	(281)	(742)	(108)
Cash and cash equivalents at beginning of period	$1,276	$—	$—	$283	$815	$178

Cash and cash equivalents at end of period	$145	$—	$—	$2	$73	$70

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain financial measures, in particular the presentation of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA, which are not presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). We are presenting these non-U.S. GAAP financial measures because we believe they provide us and readers of this Form 10-Q with additional insight into our operational performance relative to earlier periods and relative to our competitors. We do not intend for these non-U.S GAAP financial measures to be a substitute for any U.S. GAAP financial information. Readers of these statements should use these non-U.S. GAAP financial measures only in conjunction with the comparable U.S. GAAP financial measures. A reconciliation of consolidated Net loss to EBITDA and Adjusted EBITDA, and a reconciliation of Net income (loss) from operations to Adjusted EBITDA by segment are also provided herein.

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

TiO2 Segment

We operate three TiO2 pigment facilities at the following locations: Hamilton, Mississippi; Botlek, The Netherlands; and Kwinana, Western Australia, representing an aggregate annual TiO2 production capacity of approximately 465,000 metric tons (“MT”). TiO2 is used in a wide range of products due to its ability to impart whiteness, brightness, and opacity. TiO2 is used extensively in the manufacture of paint and other coatings, plastics and paper, and in a wide range of other applications, including inks, fibers, rubber, food, cosmetics, and pharmaceuticals. Moreover, it is a critical component of everyday consumer applications due to its superior ability to cover or mask other materials effectively and efficiently relative to alternative white pigments and extenders. TiO2 is considered to be a quality of life product, and some research indicates that consumption generally increases as disposable income increases. At present, it is our belief that there is no effective mineral substitute for TiO2 because no other white pigment has the physical properties for achieving comparable opacity and brightness, or can be incorporated as cost effectively. We also operate three separate mining operations: KwaZulu-Natal (“KZN”) Sands located in South Africa, Namakwa Sands located in Brand se Baai in the Western Cape of South Africa and Cooljarloo located in Western Australia.

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

Alkali Segment

Our Alkali business is the world’s largest natural soda ash producer. We supply our soda ash to a variety of industries such as flat glass, container glass, detergent and chemical manufacturing. Soda ash, also known by its chemical name sodium carbonate (Na 2 CO 3), is a highly valued raw material in the manufacture of glass due to its properties of lowering the melting point of silica in the batch. Soda ash is also valued by detergent manufacturers for its absorptive and water softening properties. We produce our products from trona, which we mine at two sites in the Green River Basin, Wyoming. The vast majority of the world’s accessible trona reserves are located in the Green River Basin. According to historical production statistics, approximately one-quarter of global soda ash is produced from trona, with the remainder being produced synthetically, which requires chemical transformation of limestone and salt using a significantly higher amount of energy. Production of soda ash from trona is significantly less expensive than producing it synthetically. In addition, life-cycle analyses reveal that production from trona consumes less energy and produces less carbon dioxide and fewer undesirable by-products than synthetic production.

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

Recent Developments

In April 2016, we officially commissioned our Fairbreeze mine in KZN Province, South Africa and began depreciating assets in service.  The mine serves as a replacement source of feedstock production for our Hillendale mine, which ceased mining operations in December 2013.  The Fairbreeze mine is part of our KZN Sands operations, which also include a concentration plant, a mineral separation plant, and a smelter complex with two furnaces. The Fairbreeze mine has current proved ore reserves of 139 million MTs. The annualized finished product capacity of the mine is included in the table below:

Capacity (metric tons per year)	KZN Sands
Rutile	25,000
Titanium Slag	220,000
Zircon	55,000
Pig Iron	121,000
Reserve life of mine	12+ Years

As previously announced, we continue to identify opportunities in our TiO2 segment for cost improvements, greater efficiencies, and ways to make our workplace safer. To date, our operational excellence program has focused on sustainable and continuous cost improvement achieved through a broad based engagement of our employees to identify and implement cost improvement initiatives. This program currently has approximately 400 active initiatives. The operational excellence program will also achieve improved capability through better production and maintenance systems and disciplines – this is something we expect will enable our business to grow with the market with reduced capital requirements. The Hamilton, Mississippi facility has seen benefits in the third quarter of 2016 of approximately 3 to 5% capacity increase. The TiO2 segment has also continued to leverage the integrated business establishing centers of excellence around several key technology areas common to our operating sites. The centers of excellence have enabled rapid identification and transfer of internal best practices through collaboration between sites with common technology platforms.

Our operating strategy continues to focus on matching TiO2 pigment production to market demand while keeping finished pigment inventories at or below normal levels. During the third quarter, our average pigment capacity utilization rate was in excess of 100% with all lines at all pigment plants in operation.

The Chandala synthetic rutile kiln continued to operate at rates in the third quarter of 2016 similar to those in the second quarter.  As previously announced, in 2015, we suspended the operation of two of our four furnaces in South Africa producing slag and pig iron and we continued to run at theses reduced rates during the third quarter of 2016.

As a result of all these TiO2 initiatives, we delivered during the first half of 2016 incremental cash cost reduction of $43 million and approximately $104 million of working capital reductions. See Note 2 of Notes to our unaudited condensed consolidated financial statements for additional information regarding restructuring expense.

During April 2016, NatronX notified its customers of its intent to cease operations and end deliveries of product on June 30, 2016. On September 1, 2016, the Board of Directors of NatronX approved the demolition of the Natronx plant located at the Westvaco facility and other costs associated with dissolving the joint venture. During the three months ended September 30, 2016, a reserve of $1 million of our share of expenses related to the termination of the NatronX business, including severance and other exit activities, was recognized and included in “Selling, general and administrative expenses” in our unaudited Condensed Consolidated Statements of Operations and in “Accrued liabilities” in our unaudited Condensed Consolidated Balance Sheets as of September 30, 2016. We do not expect to incur any future expenses related to the termination of the Natronx business. See Note 20 to our unaudited condensed consolidated financial statements for additional information.

Business Environment

The following discussion includes trends and factors that may affect future operating results:

In the TiO2 segment, we continued to leverage our vertical integration to lower our cost and secure our share with our customers. The prolonged downturn in the market resulted in announced plant closures and reduced production levels across the industry during 2015, which had a positive impact on reducing finished pigment inventories. Pigment pricing was up in the third quarter of 2016 compared to the second quarter of 2016, as it was in the second quarter compared to the first quarter. Global demand for pigment continued to recover and we gained additional traction for the second consecutive quarter on the implementation of the announced global price increases.

During the third quarter, we used 100% of our high grade titanium feedstock for our pigment production and continued to reduce our titanium slag inventories. Demand in the third-party market for high grade titanium feedstock remained soft due to excessive inventory across the industry. Though natural rutile sale volumes and selling prices remained below year-ago levels, both sales volumes and selling prices improved compared to the second quarter. As production at two of our South African furnaces remained suspended, pig iron production and sales volumes were significantly lower, though selling prices firmed relative to the second quarter. Zircon sales volumes and selling prices remained below year-ago levels and they declined modestly from the second quarter. We expect zircon sales volumes in 2016 to exceed those of 2015 by approximately 5% as we continue to ramp up production at our Fairbreeze mine to match market demand. The trend towards increased usage and demand for lower grade products continues as end users look to reduce cost.

In our Alkali segment, soda ash industry fundamentals remain strong with global demand expected to grow at about 2% compound annual growth rate (“CAGR”) through 2024. Emerging markets continue to drive much of this growth with per capita consumption of soda ash in emerging markets less than 50% of U.S. levels of 16 kg per person per year. The U.S. market for soda ash is supplied by five domestic competitors with balanced supply and demand fundamentals. These market conditions have historically resulted in prices rising on average over the past ten years, a trend projected to continue over the medium-long term. We anticipate that the pricing environment will remain stable through the rest of the year with evidence that Chinese soda ash exporters costs are stabilizing after a sharp decrease from the prior year. We believe the soda ash market, excluding China, continues to be balanced to tight from a supply-demand perspective. There may be some price pressure, particularly in Europe, beginning in 2017 as the industry anticipates additional volume from the announced expansion of soda ash capacity in Turkey. Nevertheless, we expect that the competitive cost position of natural soda ash relative to the higher cost synthetic process will persist and demand for natural soda ash will continue to exceed available supply.

We continue to be uniquely tax-advantaged by favorable tax loss carry forwards and other favorable tax positions. We believe these tax-advantaged factors create opportunities for our operations to benefit for years to come. See Note 3 to our unaudited condensed consolidated financial statements for additional information.

Consolidated Results of Operations

Three and Nine Months Ended September 30, 2016 compared to the Three and Nine Months Ended September 30, 2015

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Variance	2016	2015	Variance
	(Millions of U.S. dollars)
Net sales	$533	$575	$(42)	$1,545	$1,577	$(32)
Cost of goods sold	453	536	(83)	1,388	1,479	(91)

Gross profit	80	39	41	157	98	59
Selling, general and administrative expenses	(54)	(55)	1	(151)	(171)	20
Restructuring expense	(1)	(5)	4	(2)	(7)	5

Income (loss) from operations	25	(21)	46	4	(80)	84
Interest and debt expense, net	(46)	(45)	(1)	(138)	(131)	(7)
Gain on extinguishment of debt	—	—	—	4	—	4
Other income (expense), net	(14)	23	(37)	(23)	22	(45)

Loss before income taxes	(35)	(43)	8	(153)	(189)	36
Income tax provision	(7)	(11)	4	(29)	(29)	—

Net loss	$(42)	$(54)	$12	$(182)	$(218)	$36

Net sales for the three months ended September 30, 2016 decreased by 7 % compared to the same period in 2015 due to lower selling prices and product mix of $7 million and lower volumes of $35 million.

Net sales for the nine months ended September 30, 2016 decreased by 2% compared to the same period in 2015 due to lower selling prices and product mix of $135 million and lower volumes of $87 million, partially offset by nine months of Alkali sales in 2016 compared to six months in 2015, representing an impact of $190 million of net sales.

During the three months ended September 30, 2016, cost of goods sold decreased by 15% compared to the same period in 2015, primarily due to a net decrease in volumes of $40 million, lower production costs of $30 million and a reduction of lower of cost or market reserves.

During the nine months ended September 30, 2016, cost of goods sold decreased by 6% compared to the same period in 2015, primarily due to lower volumes of $86 million, favorable foreign currency translation of $57 million, lower production costs of $22 million and decrease in lower of cost or market reserves, partially offset by the inclusion of nine months of Alkali cost of sales in 2016 compared to six months in 2015, representing an impact of $164 million of cost of goods sold.

Our gross profit during the three months ended September 30, 2016 was 15% of net sales compared to 7% in the same period in the prior year. The increase was primarily due to the impact of lower production costs of $30 million, a reduction in lower of cost or market reserves and lower volumes of $5 million, partially offset by lower selling prices and favorable product mix of $7 million.

Our gross profit during the nine months ended September 30, 2016 was 10% of net sales compared to 6% in the same period in the prior year. The increase was primarily due to the impact of favorable foreign currency translation of $56 million and the inclusion of Alkali results for nine months in the current year compared to six months in 2015 of $26 million, lower production costs of $22 million and a decrease in lower of cost or market reserves, partially offset by the impact of lower selling prices and product mix and volume of $133 million.

Selling, general and administrative expenses decreased by 2% and 12% during the three and nine months ended September 30, 2016 compared to the same period in 2015, respectively. Selling, general and administrative expenses for the three months ended September 30, 2016 was relatively flat compared to the same period in the prior year. The decrease during the nine months ended September 30, 2016 compared to 2015 was mainly due to decreased professional fees of $29 million related to the Alkali Transaction in 2015 and decreased other professional fees of $1 million, offset by a reversal of an Australian stamp tax accrual of $11 million related to the 2012 acquisition of the Exxaro Sands business.

Restructuring expense for the three and nine months ended September 30, 2016 decreased by $4 million and $5 million, respectively compared to the same periods in 2015. See Note 2 of Notes to unaudited condensed consolidated financial statements.

Interest and debt expense for the three months ended September 30, 2016 primarily consisted of interest expense on our $1.5 billion secured term loan (the “Term Loan”) of $17 million, interest expense on our $900 million aggregate principal amounts of Senior Notes at par value (the “Senior Notes due 2020”) of $14  million and interest expense on our $600 million aggregate principal amount of 7.5%  Senior Notes due 2022 (the “Senior Notes due 2022”) of $11 million. Interest and debt expense during the three months ended September 30, 2015 was primarily comprised of interest expense on the Term Loan of $16 million, interest expense the Senior Notes due 2020 of $14 million, interest expense on the Senior Notes due 2022 of $11 million. Interest on the Term Loan, Senior Notes due 2020 and Senior Notes due 2022 was consistent with that of the three months ended September 30, 2015. See Note 11 to unaudited condensed consolidated financial statements.

Interest and debt expense during the nine months ended September 30, 2016 was primarily comprised of interest expense on the Term Loan of $50 million, interest expense on the Senior Notes due 2020 of $43 million and interest expense on the Senior Notes due 2022 of $33 million. Interest and debt expense during the nine months ended September 30, 2015 is primarily comprised of interest expense on the Term Loan of $47 million, interest expense on the Senior Notes due 2020 of $43 million, interest expense on the Senior Notes due 2022 of $24 million and fees on the Bridge Facility of $8 million. Interest on the Senior Notes due 2022 increased by $9 million due to a full nine month’s interest expense in 2016 compared to the partial period interest expense in 2015. See Note 11 to unaudited condensed consolidated financial statements.

Gain on debt extinguishment of $4 million represents a repurchase of $16 million of face value of our Senior Notes Due 2022 at a price of 76% of par, resulting in a gain of approximately $3 million and a repurchase of $4 million of face value of our Senior Notes Due 2020 at a price of 77% of par, resulting in a gain of approximately $1 million.

Other income, net during the three months ended September 30, 2016 primarily consisted of a net realized and unrealized foreign currency loss of $15 million, offset by interest income of $1 million. Other income, net during the three months ended September 30, 2015 primarily consisted of a net realized and unrealized foreign currency gain of $22 million and interest income of $1 million.

Other income, net during the nine months ended September 30, 2016 primarily consisted of a net realized and unrealized foreign currency loss of $28 million, offset by a $3 million gain on the sale of inventory produced during the commissioning phase of our Fairbreeze mine and interest income of $2 million. Other income, net during the nine months ended September 30, 2015 primarily consisted of a net realized and unrealized foreign currency gain of $17 million and interest income of $5 million.

The effective tax rate for the three and nine months ended September 30, 2016 and 2015 differs from the Australian statutory rate of 30% primarily due to valuation allowances, income in foreign jurisdictions taxed at rates lower than 30%, and withholding tax accruals on interest income.

Operations Review of Segment Revenue and Profit

U.S. GAAP has standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance.

We currently operate our business in two operating and reportable segments, TiO2 and Alkali. We evaluate reportable segment performance based on segment operating profit (loss), which represents the results of segment operations before unallocated costs, such as general corporate expenses not identified to a specific segment, interest expense, other income (expense), net and income tax expense (benefit). Sales between segments are generally priced at market. Any resulting profit remaining in the inventory of the acquiring segment is eliminated in consolidation.  See Note 21 of Notes to unaudited condensed consolidated financial statements for additional information.

Net Sales

Net sales by segments were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Variance	2016	2015	Variance
	(Millions of U.S. dollars)
TiO2 segment	$339	$380	$(41)	$957	$1,174	$(217)
Alkali segment	194	195	(1)	588	403	185

Net Sales	$533	$575	$(42)	$1,545	$1,577	$(32)

TiO2 segment

TiO2 segment net sales during the three months ended September 30, 2016 decreased by 11% compared to the same periods in 2015 primarily due to lower volumes of $37 million and lower selling prices and product mix of $4 million. TiO2 segment net sales during the nine months ended September 30, 2016 decreased by 18% compared to the same periods in 2015 primarily due to the impact of lower selling prices and product mix of $129 million and lower volumes of $88 million.

 Selling prices for the three months ended September 30, 2016 were higher for pigment products in Asia-Pacific and Europe, Middle East and Africa, flat in Latin America and lower in North America compared to the same periods in 2015. Volumes were lower for zircon, rutile and pigment products in Latin America and Europe. Currency impacts are primarily related to the weakening of the Euro versus the U.S. Dollar.

Selling prices for the nine months ended September 30, 2016 were lower for pigment products in all regions and across most product lines compared to the same periods in 2015. Volumes were lower for zircon and pigment products in Latin America and Europe. Currency impacts are primarily related to the weakening of the Euro versus the U.S. Dollar.

Alkali segment

Net sales in our Alkali segment for the three months ended September 30, 2016 were relatively flat compared to the same periods in 2015 primarily due to lower selling prices of $3 million realized from ANSAC driven by lower pricing from Chinese exporters resulting from their decreased costs of production, offset by higher volumes of $2 million. Net sales for the nine months ended September 30, 2016 increased by 46% compared to the same periods in 2015 primarily due to a full nine month’s net sales in 2016 compared to only six month’s sales during the same period in 2015, representing an impact of $190 million, offset by lower selling prices of $5 million.

Income (loss) from Operations

Income (loss) from operations by segments was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Variance	2016	2015	Variance
	(Millions of U.S. dollars)
TiO2 segment	$18	$(26)	$44	$(12)	$(58)	$46
Alkali segment	23	21	2	54	46	8
Corporate	(16)	(16)	—	(38)	(68)	30

Income (loss) from operations	25	(21)	$46	4	(80)	$84

Interest and debt expense, net	(46)	(45)		(138)	(131)
Gain on extinguishment of debt	—	—		4	—
Other income (expense), net	(14)	23		(23)	22

Loss before income taxes	(35)	(43)		(153)	(189)
Income tax provision	(7)	(11)		(29)	(29)

Net loss	$(42)	$(54)		$(182)	$(218)

TiO2 segment

During the three months ended September 30, 2016, income from operations increased by 169% compared to the same period in 2015 primarily due to an increase in gross profit of $44 million.

During the nine months ended September 30, 2016, income from operations increased by 79% compared to the same period in 2015 primarily due to an increase in gross profit of $51 million, a decrease in restructuring expenses of $5 million, offset by an increase in selling, general and administrative expenses and other costs of $10 million.

Alkali segment

Income from operations in our Alkali segment for the three months ended September 30, 2016 increased by 10% compared to the same period in 2015 due to lower selling, general and administrative expenses of $5 million, partially offset by lower gross profit of $3 million.

Income from operations for the nine months ended September 30, 2016 increased by 17% compared to the same period in 2015 primarily due to a full nine months of operating results in 2016 compared to only six months of operating results in the same period in 2015.

Corporate

Corporate selling, general and administrative expenses for the three months ended September 30, 2016 was flat compared to the same period in the prior year.

Corporate selling, general and administrative expenses for the nine months ended September 30, 2016 decreased by 44% compared to the same period in 2015 primarily due to spending for the Alkali Transaction in the prior year of $29 million, a $2 million decrease in employee costs, a $1 million decrease in insurance, and a $6 million decrease in other Corporate selling, general and administrative expenses, partially offset by a reversal of a stamp tax accrual in Australia of $11 million in the same period in the prior year.

Liquidity and Capital Resources

In our third quarter, our liquidity improved by $10 million to $470 million. For the nine month period ending September 30, 2016, our liquidity was reduced by $60 million, principally driven by availability under our UBS Revolver due to lower inventory levels.

The table below presents our liquidity as of the following dates:

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
Cash and cash equivalents	$202	$188	$152	$229
Available under the UBS Revolver	173	183	204	217
Available under the ABSA Revolver	95	89	88	84
Total	$470	$460	$444	$530

We continue to fund our operations and meet our commitments through cash generated by operations. During 2012, we issued $900 million Senior Notes due 2020 at par value. Additionally, during 2013, we obtained a $1.5 billion Term Loan, which matures on March 19, 2020.

In addition to these cash resources, we have a $500 million global senior secured asset-based syndicated revolving credit facility with UBS AG (the “UBS Revolver”) with an available amount to borrow of $173 million at September 30, 2016, and a R1.3 billion (approximately $95 million at September 30, 2016) revolving credit facility with ABSA Bank Limited (“ABSA”) acting through its ABSA Capital Division (the “ABSA Revolver”).

On April 1, 2015, in connection with the Alkali Transaction, we entered into an amended and restated asset-based revolving syndicated facility agreement with UBS, which provides for up to $500 million of revolving credit lines, with an $85 million sublimit for letters of credit. Availability of revolving credit loans and letters of credit are subject to a borrowing base. Borrowings bear interest at our option, at either a base rate or an adjusted London Interbank Offered Rate (“LIBOR”) and borrowings in Euros bear interest at an adjusted LIBOR, in each case plus an applicable margin. The base rate is defined as the greatest of (a) the Administrative Agent’s prime rate, (b) the Federal funds effective rate plus 0.50% and (c) the adjusted LIBOR for a one-month period plus 1.00%. The applicable margin ranges from 0.50% to 1.00% for borrowings at the base rate and from 1.50% to 2.00% for borrowings at the adjusted LIBOR, in each case, based on the average daily borrowing availability. On April 1, 2015, we borrowed $150 million against the UBS Revolver which was outstanding at both September 30, 2016 and December 31, 2015.

On March 6, 2015, Evolution Escrow Issuer LLC (“Evolution”), a special purpose limited liability company organized under the laws of Delaware, was formed. Evolution was wholly owned by Stichting Evolution Escrow, a Dutch foundation not affiliated with the Company.  On March 19, 2015, Evolution closed an offering of $600 million aggregate principal amount of its 7.50% Senior Notes due 2022 (the “Senior Notes due 2022”). Evolution was initially a wholly owned subsidiary of Stichting Evolution Escrow, a Dutch foundation that is not an affiliate of Tronox Limited. The Senior Notes due 2022 were offered and sold by Evolution in reliance on an exemption pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The Senior Notes due 2022 have not been registered under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Senior Notes due 2022 were issued under an Indenture, dated as of March 19, 2015 (the “Indenture”), between Evolution and Wilmington Trust, National Association (the “Trustee”). The Indenture and the Senior Notes due 2022 provide, among other things, that the Senior Notes due 2022 are senior unsecured obligations of Tronox Finance. Interest is payable on the Senior Notes due 2022 on March 15 and September 15 of each year beginning on September 15, 2015 until their maturity date of March 15, 2022. On April 1, 2015, in connection with the Alkali Transaction, Evolution merged with and into Tronox Finance, LLC (“Tronox Finance”) and Tronox Finance assumed the obligations of Evolution under the Indenture and the Senior Notes due 2022, and the proceeds from the offering of the Senior Notes due 2022 were released to us. We and certain of our subsidiaries entered into a supplemental indenture by and among us, Tronox Finance, the guarantors party thereto, and the Trustee, pursuant to which we and such subsidiaries became guarantors of the Senior Notes due 2022 under the Indenture.

At September 30, 2016, we had outstanding letters of credit, bank guarantees, and performance bonds of $67 million, of which $42 million were letters of credit issued under the UBS Revolver, $18 million were bank guarantees and letters of credit issued under the ABSA Revolver, $5 million were bank guarantees issued by Standard Bank and $2 million were performance bonds issued by Westpac Banking Corporation.

In the next twelve months, we expect that our operations and available borrowings under our revolving credit agreements will provide sufficient cash to fund our operating expenses, capital expenditures, interest payments, debt repayments, and dividends. Working capital (calculated as current assets less current liabilities) was $669 million at September 30, 2016 compared to $753 million at December 31, 2015, a decrease of $84 million, which is primarily due to dividends paid of $40 million, capital expenditures of $87 million, and $15 million of cash paid for the repurchase of $4 million and $16 million of face value of the Senior Notes Due 2020 and the Senior Notes Due 2022, at 77%  and 76% of par, respectively.

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

As of September 30, 2016, our credit rating with Moody’s and Standard & Poor’s is B2 negative outlook and B+ negative outlook, respectively. At September 30, 2016, we are in compliance with all our financial covenants, have sufficient borrowings available, and have no significant principal payments on debt due until 2020.

Cash and Cash Equivalents

We consider all investments with original maturities of three months or less to be cash equivalents. As of September 30, 2016, our cash and cash equivalents were primarily invested in money market funds. We maintain cash and cash equivalents in bank deposit and money market accounts that may exceed federally insured limits. The financial institutions where our cash and cash equivalents are held are generally highly rated and geographically dispersed, and we have a policy to limit the amount of credit exposure with any one institution. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk.

The use of our cash includes servicing our interest and debt repayment obligations, making pension contributions, making quarterly dividend payments and capital expenditures.

Repatriation of Cash

At September 30, 2016, we held $205 million in cash and cash equivalents and restricted cash in these respective jurisdictions: $25 million in Europe, $86 million in Australia, $10 million in South Africa, and $84 million in the United States. Our credit facilities limit transfers of funds from subsidiaries in the United States to certain foreign subsidiaries.

Tronox Limited has foreign subsidiaries with positive undistributed earnings at September 30, 2016. We have made no provision for deferred taxes related to these undistributed earnings because they are considered to be indefinitely reinvested in the foreign jurisdictions.

Cash Dividends on Class A and Class B Shares

During 2016, we declared and paid quarterly dividends to holders of our Class A ordinary shares (“Class A Shares”) and Class B ordinary shares (“Class B Shares”) as follows:

	Three Months Ended March 31, 2016	Three Months Ended June 30, 2016	Three Months Ended September 30, 2016
Dividend per share	$0.25	$0.045	$0.045
Total dividend	$30	$5	$5
Record date (close of business)	March 4	May 16	August 17

On November 3, 2016, the Board of Directors declared a quarterly dividend of $0.045 per share to holders of our Class A Shares and Class B Shares at the close of business on November 16, 2016, totaling $5 million, which will be paid on or before December 2, 2016.

Debt Obligations

At September 30, 2016 and December 31, 2015, our net debt (the excess of our debt over cash and cash equivalents) was $2.9 billion and $2.8 billion, respectively.

Short-term debt

Our short-term debt consisted of a UBS Revolver, defined below, and was $150 million at both September 30, 2016 and December 31, 2015. The average effective interest rates of our UBS Revolver were 4.4% and 4.1% during the three and nine months ended September 30, 2016, respectively, and 4.3% and 3.4% during the three and nine months ended September 30, 2015, respectively.

Long-term debt

Long-term debt, net of an unamortized discount, consisted of the following:

	Original Principal	Annual Interest Rate	Maturity Date	September 30 2016	December 31, 2015
	(Millions of U.S. dollars)
Term Loan, net of unamortized discount (1)	$1,500	Variable	3/19/2020	$1,444	$1,454
Senior Notes due 2020	$900	6.375%	8/15/2020	896	900
Senior Notes due 2022	$600	7.50%	3/15/2022	584	600
Co-generation Unit Financing Arrangement	$16	6.5%	2/1/2016	—	1
Lease financing				19	16
Total borrowings				2,943	2,971
Less: Long-term debt due within one year				(16)	(16)
Debt issuance costs				(38)	(45)
Long-term debt				$2,889	$2,910

(1)
Average effective interest rate of 4.9% each during the three and nine months ended September 30, 2016, respectively, and 4.7% and  4.6% during the three and nine months ended September 30, 2015, respectively.

At September 30, 2016, we had financial covenants in the UBS Revolver, the ABSA Revolver and the Term Loan; however, only the ABSA Revolver had a financial maintenance covenant that applies to local operations and only when the ABSA Revolver is drawn upon. The Term Loan and the UBS Revolver are subject to an intercreditor agreement pursuant to which the lenders’ respective rights and interests in the security are set forth. We were in compliance with all our financial covenants as of and for three and nine months ended September 30, 2016.

Cash Flows

The following table presents cash flow for the periods indicated:

	Nine Months Ended September 30,
	2016	2015
	(Millions of U.S. dollars)
Net cash provided by operating activities	$123	$45
Net cash used in investing activities	(86)	(1,794)
Net cash provided by (used in) financing activities	(67)	637
Effect of exchange rate changes on cash	3	(19)
Net decrease in cash and cash equivalents	$(27)	$(1,131)

Cash Flows provided by Operating Activities — Net cash provided by operating activities for the nine months ended September 30, 2016 increased by $78 million compared to the same period in 2015 primarily due to net decreases in accounts receivable, inventories and income taxes payable.

Cash Flows used in Investing Activities — Net cash used in investing activities for the nine months ended September 30, 2016 decreased by $1,708  million compared to the same period in 2015 primarily due to cash used in the 2015 acquisition of Alkali of $1,653 million and reduction in capital expenditure purchases by $54 million. Capital expenditures during the nine months ended September 30, 2016 and 2015 were $87 million and $141 million, respectively, including Fairbreeze.

Cash Flows used in Financing Activities — Net cash used in financing activities during the nine months ended September 30, 2016 was primarily attributable to dividends paid of $40 million and principal repayments on long-term debt of $27 million. This compares to net cash provided by financing activities during the nine months ended September 30, 2015, which was primarily attributable to $600 million of cash received from the issuance of the Senior Notes due 2022, $150 million of cash received on the drawdown of the UBS Revolver, partially offset by dividends paid of $88 million, debt issuance costs of $15 million and principal repayments on long-term debt of $13 million.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of September 30, 2016:

	Contractual Obligation Payments Due by Year (3)(4)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of U.S. dollars)
Long-term debt and lease financing (including interest) (1)	$3,806	$333	$367	$2,474	$632
Purchase obligations (2)	455	120	127	66	142
Operating leases	187	33	43	36	75
Asset retirement obligations	82	4	4	6	68
Total	$4,530	$490	$541	$2,582	$917

(1)	We calculated the Term Loan interest at a base rate of 1% plus a margin of 3.5%. See Note 11 of Notes to unaudited condensed consolidated financial statements.
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

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Millions of U.S. dollars)
Net loss (U.S GAAP)	$(42)	$(54)	$(182)	$(218)
Interest and debt expense, net	46	45	138	131
Interest income	—	(1)	(2)	(5)
Income tax provision	7	11	29	29
Depreciation, depletion and amortization expense	60	82	175	222
EBITDA (non-U.S. GAAP)	71	83	158	159
Amortization of inventory step-up from purchase accounting (a)	—	—	—	9
Alkali Transaction costs (b)	—	2	—	29
Restructuring expense (c)	1	5	2	7
Gain on extinguishment of debt (d)	—	—	(4)	—
Foreign currency remeasurement (e)	14	(20)	32	(16)
Other items (f)	12	11	21	24
Adjusted EBITDA (non-U.S GAAP) (g)	$98	$81	$209	$212

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

(g)
No income tax impact given full valuation allowance except for South Africa related restructuring costs of less than $1 million.  See Notes 3 and 2 to unaudited condensed consolidated financial statements.

The following table reconciles income (loss) from operations, our comparable measure for segment reporting under U.S. GAAP, to Adjusted EBITDA by segments for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
TiO2 segment	$18	$(26)	$(12)	$(58)
Alkali segment	23	21	54	46
Corporate	(16)	(16)	(38)	(68)
Income (loss) from operations (U.S. GAAP)	25	(21)	4	(80)
TiO2 segment	44	64	127	189
Alkali segment	15	16	44	28
Corporate	1	2	4	5
Depreciation, depletion and amortization expense	60	82	175	222
TiO2 segment	13	20	41	48
Alkali segment	2	4	5	17
Corporate	(2)	(4)	(16)	5
Other	13	20	30	70
TiO2 segment	75	58	156	179
Alkali segment	40	41	103	91
Corporate	(17)	(18)	(50)	(58)
Adjusted EBITDA (non-U.S. GAAP)	$98	$81	$209	$212

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

Our mining operations in Wyoming are subject to several mine permits issued by the Land Quality Division of the Wyoming Department of Environmental Quality (“WDEQ”). WDEQ imposes detailed reclamation obligations on us as a holder of mine permits. WDEQ has permitted us to “self-bond” our reclamation obligations as long as our Alkali Wyoming subsidiary maintains a minimum net worth. As of September 30, 2016, the amount of the self-bond was approximately $80 million. The amount of the bond is subject to change based upon periodic re-evaluation by WDEQ.

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

Market Risk

A substantial portion of our products and raw materials are commodities that reprice as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to vary with changes in the business cycle. Our TiO2 prices may do so as ore prices and pigment prices are expected to fluctuate with the business cycle. Margins in our Alkali business could be affected if product prices change because our competitors add or reduce capacity or demand changes due to economic reasons. Alkali margins could be impacted as well by fluctuations in input costs (such as energy, labor and transportation) that are subject to similar supply and demand dynamics. We try to protect against such instability through various business strategies. These include provisions in sales contracts allowing us to pass on higher raw material costs through timely price increases and formula price contracts to transfer or share commodity price risk, as well as using varying contract term lengths and selling to a diverse mix of customers by geography and industry to reap the benefits of a diverse portfolio.

Credit Risk

Credit risk is the risk that a borrower or a counterparty will fail to meet their obligations. A significant portion of our liquidity is concentrated in trade accounts receivable that arise from sales of our products to customers.  In the case of TiO2, the high level of industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. While our customer base is more diverse in the case of the Alkali segment, we have significant exposure to credit risk in industries that are affected by cyclical economic fluctuations, such as flat glass manufacturing and mining.  We perform ongoing credit evaluations of our customers and use credit risk insurance policies from time to time, as deemed appropriate, to mitigate credit risk but generally do not require collateral. In the Alkali segment, our contracts typically enable us to tighten credit terms if we perceive additional credit risk and historic losses due to write offs of bad debt have been relatively low.  In addition, due to our international operations in our TiO2 segment, we are subject to potential trade restrictions and sovereign risk in certain countries we operate in.  Because the Alkali segment sells to ANSAC for resale to foreign buyers, we avoid the risks of credit exposure to individual international buyers and regions. We maintain allowances for potential credit losses based on specific customer review and current financial conditions. During the three months ended September 30, 2016, our ten largest third-party TiO2 customers and our ten largest Alkali customers represented approximately 25% and 24%, respectively, of our consolidated net sales. During the three months ended September 30, 2015, our ten largest third-party TiO2 customers and our ten largest Alkali customers represented approximately 28% and 21%, respectively, of our consolidated net sales. During the three months ended September 30, 2016 and 2015, ANSAC accounted for 13% and 11%, respectively, of our consolidated net sales. During the nine months ended September 30, 2016, our ten largest third-party TiO2 customers and our ten largest Alkali customers represented approximately 23% and 24%, respectively, of our consolidated net sales; ANSAC accounted for 13% of our consolidated net sales. During the nine months ended September 30, 2015, our ten largest third-party TiO2 customers and our ten largest Alkali customers represented approximately 31% and 16%, respectively, of our consolidated net sales; no single customer accounted for more than 10% of our consolidated net sales.

Interest Rate Risk

Interest rate risk arises from the probability that changes in interest rates will impact our financial results. Our exposure to interest rate risk is minimized by the fact that our $1.5 billion of floating rate debt includes a LIBOR floor of 1%. As such, LIBOR would need to increase from the rate in effect at September 30, 2016 to greater than 1% before our borrowing rate would increase. Using a sensitivity analysis as of September 30, 2016, a hypothetical 1% increase in interest rates would result in an increase to pre-tax loss of approximately $12 million on an annualized basis. This is due to the fact that earnings on our floating rate financial assets of $202 million at September 30, 2016 would increase by the full 1% while the interest expense on our floating rate debt would increase by the full 1% on the $150 million UBS Revolver balance and less than the full 1% on our $1.5 billion Term Loan balance.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2016, our management, with the participation of our Chief Executive Officer (“CEO”) and Vice President – Corporate Controller and Chief Accounting Officer (“CAO”), has conducted an evaluation of our disclosure controls and procedures. Based on that evaluation, our CEO and CAO concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Under the supervision of and with the participation of Tronox’s management, including our CEO and CAO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”), as of September 30, 2016, the end of the period covered by this report. Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date. Tronox’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Tronox in the reports that it files or submits under the Exchange Act is accumulated and communicated to Tronox’s management, including Tronox’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation of our internal controls over financial reporting was also performed to determine whether any changes have occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” included in the Form 10-K and Form 10-Q for the three months ended March 31, 2016. The risks described herein or in the Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in our Form 10-K and our Form 10-Q for the three months ended March 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Information regarding mine safety and other regulatory actions at our mine in Green River, Wyoming is included in Exhibit 95 to this Form 10-Q.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.

10.1	Amendment No. 2 to Tronox Limited Management Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 9, 2016)

10.2
Employment Agreement entered into as of October 17, 2016 by and between Tronox LLC and Timothy Carlson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2016)

31.1	Rule 13a-14(a) Certification of Thomas Casey.

31.2	Rule 13a-14(a) Certification of Kevin V. Mahoney.

32.1	Section 1350 Certification for Thomas Casey.

32.2	Section 1350 Certification for Kevin V. Mahoney.

95	Mine Safety Disclosures.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 3, 2016

TRONOX LIMITED (Registrant)

By:	/s/ Kevin V. Mahoney
Name:	Kevin V. Mahoney
Title:	Vice President – Corporate Controller and Chief Accounting Officer