Form 10-K
period 2016-12-31
Tronox Ltd
filed 2017-02-24
CIK 1530804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the ordinary shares held by non-affiliates of the registrant as of June 30, 2016 was approximately $512,376,357.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of January 27, 2017, the registrant had 65,117,847 shares of Class A ordinary shares and 51,154,280 shares of Class B ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2017 annual general meeting of shareholders are incorporated by reference in this Form 10-K in response to Part III Items 10, 11, 12, 13 and 14.

TRONOX LIMITED
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

We produce natural soda ash from a mineral called trona, which we mine, at two facilities we own near Green River, Wyoming. At these facilities we process the trona ore into chemically pure soda ash and specialty sodium products such as sodium bicarbonate (baking soda) and sodium sesquicarbonate (S- Carb ® and Sesqui™). We sell soda ash directly to customers in the United States, Canada and the European Community, European Free Trade Association and South African Customs Union and to the American Natural Soda Ash Corporation (“ANSAC”), a non-profit foreign sales association in which we and two other U.S. soda ash producers are members. ANSAC then resells the soda ash to customers around the world. Our soda ash is used primarily by customers in the glass, detergent, and chemicals manufacturing industries. We use a portion of our soda ash at Green River to produce specialty sodium products such as sodium bicarbonate and sodium sesquicarbonate that have uses in food, animal feed, pharmaceutical, and medical applications.

In June 2012, Tronox Limited issued Class B ordinary shares (“Class B Shares”) to Exxaro Resources Limited (“Exxaro”) and one of its subsidiaries in consideration for 74% of Exxaro’s South African mineral sands business, and the existing business of Tronox Incorporated was combined with the mineral sands business in an integrated series of transactions whereby Tronox Limited became the parent company (the “Exxaro Transaction”). At December 31, 2016, Exxaro held approximately 44% of the voting securities of Tronox Limited. Exxaro has agreed not to acquire any additional voting shares of Tronox Limited if, following such acquisition, Exxaro will have a voting interest in Tronox Limited of 50% or more unless Exxaro brings any proposal to make such an acquisition to the Board of Directors of Tronox Limited on a confidential basis. In the event an agreement regarding the proposal is not reached, Exxaro is permitted to make a takeover offer for all the shares of Tronox Limited not held by affiliates of Exxaro, subject to certain non-waivable conditions. See Note 23 of notes to consolidated financial statements for additional information regarding Exxaro transactions.

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

Our TiO2 segment includes the following:

●	exploration, mining, and beneficiation of mineral sands deposits;

●	production of titanium feedstock (including chloride slag, slag fines, rutile, synthetic rutile and leucoxene), pig iron, and zircon;

●	production and marketing of TiO2; and

Index
●	electrolytic manganese dioxide manufacturing and marketing, which is primarily focused on advanced battery materials and specialty boron products.

Exploration, Mining and Beneficiation of Mineral Sands Deposits

“Mineral sands” refers to concentrations of heavy minerals in an alluvial environment (sandy or sedimentary deposits near a sea, river or other water source). Our exploration, mining and beneficiation of mineral sands deposits are comprised of the following:

●
Our KwaZulu-Natal (“KZN”) Sands operations located in South Africa consist of the Fairbreeze mine (which entered into commercial production in April 2016), a concentration plant, a mineral separation plant, and a smelter complex with two furnaces;

●
Our Namakwa Sands operations located in South Africa include the Namakwa Sands mine, a primary concentration plant, a secondary concentration plant, a mineral separation plant, and a smelter complex with two furnaces; and

●
Our Western Australia operations, which consist of the Cooljarloo mine and concentration plant and the Chandala processing plant, which includes a mineral separation plant, and a synthetic rutile plant.

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

Zircon - Zircon is often, but not always, found in the mineral sands deposits containing ilmenite. It is extracted, alongside ilmenite and rutile, as part of the initial mineral sands beneficiation process.

Index
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

Production of titanium feedstock, pig iron, and zircon

Our TiO2 operations have a combined annual production capacity of approximately 750,000 metric tons (“MT”) of titanium feedstock, which is comprised of 91,000 MT of rutile and leucoxene, 220,000 MT of synthetic rutile, and 410,000 MT of titanium slag. Our TiO2 operations also have the capability to produce approximately 220,000 MT of zircon and 221,000 MT of pig iron.

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

Index
Titanium Slag - Ilmenite at KZN Sands and Namakwa Sands is processed further through direct current arc furnaces to produce titanium slag with a titanium content of approximately 86% to 89%. The smelting process comprises the reduction of ilmenite to produce titanium slag and pig iron. Ilmenite and anthracite are fed in a tightly controlled ratio into an operating furnace where the endothermic reduction of ilmenite occurs. The resultant titanium slag has a lower density than the iron, and separation of the two liquid products occurs inside the furnace. The slag and iron are tapped periodically from separate sets of tapholes located around the circumference of the furnace. Slag is tapped into steel pots and cooled for several hours in the pots before the slag blocks are tipped out. The blocks are subsequently transported to the blockyard where they are cooled under water sprays for a number of days. They are then crushed, milled, and separated according to size fractions, as required by the customers. The tapped pig iron is re-carburized, de-sulfurized, and cast into ingots or “pigs”.

High Purity Pig Iron - The process by which ilmenite is converted into titanium slag results in the production of high purity iron containing low levels of manganese. When iron is produced in this manner, the molten iron is tapped from the ilmenite furnace during the smelting process, alloyed by adding carbon and silicon and treated to reduce the sulfur content, and is then cast into pigs. The pig iron produced as a co-product of our titanium slag production is known as low manganese pig iron.

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

Zircon - Zircon (ZrSiO4) is a mineral which is primarily used as an additive in ceramic glazes to add hardness, which makes the ceramic glaze more water, chemical and abrasion resistant. It is also used for the production of zirconium metal and zirconium chemicals, in refractories, as molding sand in foundries, and for TV screen glass, where it is noted for its structural stability at high temperatures and resistance to abrasive and corrosive conditions. Zircon typically represents a relatively low proportion of the in-situ heavy mineral sands deposits, but has a relatively higher value compared to other heavy mineral products. Refractories containing zircon are expensive and are only used in demanding, high-wear and corrosive applications in the glass, steel and cement industries. Foundry applications use zircon when casting articles of high quality and value where accurate sizing is crucial, such as aerospace, automotive, medical, and other high-end applications.

Competitive Conditions

Globally, there are a small number of large mining companies or groups that are involved in the production of titanium feedstock and these are dominated by close relationships between miners and consumers (predominately pigment producers).

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

Index
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

Marketing

We supply and market TiO2 under the brand name TRONOX® to approximately 1,200 customers in approximately 100 countries, including market leaders in each of the key end-use markets for TiO2, and we have supplied each of our top ten customers with TiO2 for more than 10 years. For information regarding 2016 sales volume by geography and end-use market, see section “Segment and Geographic Revenue Information”.

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

We believe the vertically integrated nature of our TiO2 operations provides us with a significant unit cash cost advantage over most of our TiO2 producing peers.  This is of particular importance as it positions us to be competitive through all facets of the TiO2 cycle. Moreover, our three TiO2 production facilities are strategically positioned in key geographies. The Hamilton facility is one of the largest TiO2 production facilities in the world, and has the size and scale to service customers in North America and around the globe. Our Kwinana plant, located in Australia, is well positioned to service the growing demand from Asia. Our Botlek facility, located in the Netherlands, services our European customers and certain specialized applications globally.

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

We face competition from competitors with facilities in multiple regions, including Chemours, Cristal Global, Huntsman and Kronos Worldwide Inc. In addition to the major competitors discussed above, we compete with numerous regional producers, including producers in China such as Lomon Billions, CNNC and Blue Star.

Index
Electrolytic Manganese Dioxide Manufacturing and Marketing

Our electrolytic and other chemical products operations are primarily focused on advanced battery materials and specialty boron products.

Electrolytic manganese dioxide (“EMD”) — EMD is the active cathode material for alkaline batteries used in flashlights, electronic games, and medical and industrial devices. We believe that we are one of the largest producers of EMD for the global alkaline battery industry. EMD quality requirements for alkaline technology are much more demanding than for zinc carbon technology and, as a result, alkaline-grade EMD commands a higher price than zinc carbon-grade EMD. The United States primary battery market, predominantly based on alkaline-grade EMD, is the largest in the world followed by China and Japan according to publicly available industry reports. As such, we expect demand for alkaline-grade EMD to be flat as the demand stabilizes for devices using primary batteries.

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

Our Alkali segment includes the following:

●	Dry mining of trona ore underground at our Westvaco facility;

●	Secondary recovery of trona from previously dry mined areas underground at our Westvaco and Granger facilities through solution mining;

●	Refining of raw trona ore into soda ash and specialty sodium alkali products; and

●	Marketing, sale and distribution of alkali products.

Our Alkali segment currently produces approximately 4 million tons of soda ash and downstream specialty products. All mining and processing activities related to our products take place in our facilities located in the Green River Basin of Wyoming, United States.

Dry mining of Trona Ore

Trona is dry mined underground at our Westvaco facility primarily through the operation of our single longwall mining machine. Longwall mining provides higher recovery rates leading to extended mine life compared to other dry mining techniques. Development of the “tunnels” necessary to access and ventilate our longwall is through room and pillar mining completed primarily by our fleet of borer miners. The ore is conveyed underground to two hoisting operations where it travels about 1,600 feet vertically to the surface where it is either taken directly into the processing facilities or stored on outdoor stockpiles for future consumption.

Index
Secondary Recovery Solution Mining

We solution mine trona at both our Westvaco and Granger sites using secondary recovery techniques. Our secondary recovery mining starts with the recovery of water streams from our operations and non-trona solids (“insolubles”) remaining from the processing of dry mined trona. The water and some insolubles are injected through a number of wells into the old dry mine workings at both our Westvaco and Granger sites. The insolubles settle out while the water travels through the old workings, dissolving trona that remained during previous dry mining. Multiple pumping systems are used to pump the enriched solution to the surface for processing.

Refining of Trona into Finished Alkali Products

Our Sesqui and Mono plants, located at our Westvaco site, convert dry-mined trona into soda ash. Crushing, dissolution in water, filtration, and crystallization techniques are used to produce the desired final products. In the Mono process, the ore is calcined with heat prior to dissolution, in order to convert the trona to soda ash by the removal of water and carbon dioxide. A final drying step using steam produces a dense soda ash product from the Mono process. In our Sesqui plant, the calcination is performed at the end of the process, producing a light density soda ash that is preferred in applications desiring increased absorptivity. The Sesqui process also has the ability to produce refined sodium sesquicarbonate (which we sell under the names S-Carb ® and Sesqui™) for use as a buffer in animal feed formulations and in cleaning and personal care applications.

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

New process developments are focused on increased throughput, efficiency gains and general processing equipment-related improvements. Ongoing development of process technology contributes to cost reduction, enhanced production flexibility, increased capacity, and improved consistency of product quality. In 2016, our product development and commercialization efforts were focused on several TiO2 products that deliver added value to customers across all end use segments by way of enhanced properties of the pigment. Alkali is a leader in trona solution mining and our development efforts are focused on continued improvement of our extraction and processing efficiencies.

Patents, Trademarks, Trade Secrets and Other Intellectual Property Rights

Protection of our proprietary intellectual property is important to our business. At December 31, 2016, we held 51 U.S. patents, 11 patent applications, and approximately 242 in foreign counterparts, including both issued patents and pending patent applications. Our U.S. patents have expiration dates ranging through 2131. Additionally, we have 12 trademark registrations and 1 pending trademark registration in the U.S., as well as 60 trademark registrations and 1 pending trademark registrations in foreign counterparts.

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

Index
Employees

As of December 31, 2016, Tronox had approximately 4,300 employees worldwide, of which 1,600 are located in the United States, 600 in Australia, 1,800 in South Africa, and 300 in the Netherlands and other international locations. Our TiO2 segment employees in the United States are not represented by a union or collective bargaining agreement. Nearly 70% of the employees at the Alkali segment’s mining and manufacturing facility in Green River, Wyoming are members of a union and subject to a collective bargaining agreement. In South Africa, over 45% of our workforce belongs to a union. In Australia, most employees are not currently represented by a union, but approximately 45% are represented by a collective bargaining agreement. In the Netherlands, approximately 60% of our employees are represented by a collective bargaining agreement and 30% are members of a union. We consider relations with our employees and labor organizations to be good.

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

Regulation of the Mining Industry in the United States

We have the right to mine trona through leases we hold from the U.S. Federal government, the State of Wyoming and an affiliate of Anadarko Petroleum (“Anadarko”). Our leases with the U.S. government are issued under the provisions of the Mineral Leasing Act of 1920 (30 U.S.C. 18 et. Seq.) and are administered by the U.S. Bureau of Land Management (“BLM”) and our leases with the state of Wyoming are issued under Wyoming Statutes 36-6-101 et. seq. Anadarko is the successor to rights originally granted to the Union Pacific Railroad in connection with the construction of the first transcontinental railroad in North America. For more information please see discussion of Mining and Mineral Tenure in “Part I, Item 2 Properties”.

We pay royalties to the BLM, the State of Wyoming and Anadarko. These royalties are calculated based upon the gross value of soda ash and related products at a certain stage in the mining process. We are obligated to pay minimum royalties or annual rentals to our lessors regardless of actual sales and in the case of Anadarko to pay royalties in advance based on a formula based on the amount of trona produced and sold in the previous year which is then credited against production royalties owed. The royalty rates we pay to our lessors may change upon our renewal of such leases; however, we anticipate being able to renew all material leases at the appropriate time. In the past, the U.S. Congress has passed legislation to cap royalties collected by BLM at a rate lower than the rate stated in our federal leases.

Our mining operations in Wyoming are subject to several mine permits issued by the Land Quality Division of the Wyoming Department of Environmental Quality (“WDEQ”). WDEQ imposes detailed reclamation obligations on us as a holder of mine permits. WDEQ has permitted us to “self-bond” our reclamation obligations as long as our Alkali Wyoming subsidiary maintains a minimum net worth. As of December 31, 2016, the amount of the self-bond was approximately $80 million. The amount of the bond is subject to change based upon periodic re-evaluation by WDEQ. On January 30, 2017 we were informed by the WDEQ that our June 2016 application for a “self-bond” was currently under review. We do not expect any remediation required as a result of the review process to have a material impact on our consolidated financial statements.

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

Index
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

Our Alkali business is subject to extensive regulation by federal, state, local and foreign governments. U.S. Federal and Wyoming state authorities regulate the generation and treatment of waste and air emissions at our operations and facilities. Several of Alkali’s production operations are subject to regulation by the U.S. FDA. Our sodium bicarbonate plant is a registered facility for the production of food and pharmaceutical grade ingredients and we comply with strict CGMP requirements in our operations. The U.S. Food Safety Modernization Act requires that parts of our facility that produce animal nutrition products comply with new more rigorous manufacturing standards. We believe that we materially comply with requirements currently in effect and have a program in place to comply with additional requirements which come into effect in 2017. We also comply with industry standards developed by various private organizations such as U.S. Pharmacopeia, Organic Materials Review Institute and the Orthodox Union. Alkali has also sought and received certification of its Wyoming facilities under ISO 9002.

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

Index
In May 2016, France’s competent authority under REACH submitted a proposal to the European Chemicals Agency (“ECHA”) that would classify titanium dioxide as carcinogenic to humans by inhalation. If the ECHA were to recommend and the European Commission were to adopt such classification, it could have a material adverse effect on our future results of operations. See Item 1A, Risk Factors.

We registered soda ash as a foreign manufacturer under REACH prior to the 2010 deadline and will register our sodium bicarbonate and sodium sesquicarbonate prior the 2018 deadline if we plan to sell such products in the EU. None of our Alkali production operations are located in the EU. None of our Alkali products are listed as a “Substance of Very High Concern” or are proposed for classification as a human health hazard or for restriction.

Greenhouse Gas Regulation

Globally, our operations are subject to regulations that seek to reduce emissions of “greenhouse gases” (“GHGs”). We currently report and manage GHG emissions as required by law for sites located in areas requiring such managing and reporting (European Union/Australia). While the United States has not adopted any federal climate change legislation, the United States Environmental Protection Agency (“EPA”) has introduced some GHG programs. For example, under the EPA’s GHG “Tailoring Rule,” expansions or new construction could be subject to the Clean Air Act’s Prevention of Significant Deterioration requirements. Some of our facilities are currently subject to GHG emissions monitoring and reporting. We have sought and obtained a GHG emissions permit to cover a planned expansion of our Granger soda ash facility in Wyoming. Changes or additional requirements due to GHG regulations could impact our capital and operating costs; however, it is not possible at the present time to estimate any financial impact to these U.S. operating sites. Also, some in the scientific community believe that increasing concentrations of GHGs in the atmosphere may result in climatic changes. Depending on the severity of climatic changes, our operations could be adversely affected. See Item1A Risk Factors.

Segment and Geographic Revenue Information

The tables below summarize Tronox Limited 2016 sales volume by geography and end-use market:

2016 Sales Volume by Geography
North America (1)	46%
Latin America	10%
Europe	19%
Asia-Pacific	25%

2016 Sales Volume by End-Use Market
Paints and Coatings	48%
Plastics	11%
Paper and Specialty	3%
Flat Glass	10%
Container and Other Glass	9%
Detergents	4%
Chemical Manufacturing	5%
Other	10%

(1)	Includes soda ash sales to ANSAC that are resold to international customers.

Financial information by segment and geographic region is set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 24 of Notes to Consolidated Financial Statements.

Index
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

Our pending acquisition of the Cristal TiO2 Business may not be consummated, and failure to complete the Cristal TiO2 Business acquisition could impact our stock price and financial results.

On February 21, 2017, we entered into a transaction agreement to acquire the titanium dioxide business (the “Cristal TiO2 Business”) of The National Titanium Dioxide Co. Limited (“Cristal”). Completion of the Cristal transaction is subject to certain closing conditions, including approval of a majority of the Company’s ordinary shares voting at a general meeting of the Company’s shareholders with respect to the issuance of Class A ordinary shares of the Company (the “Consideration Shares”) to Cristal and certain regulatory approvals.

The transaction agreement provides for customary representations, warranties and covenants that are subject, in some cases, to specified exceptions and qualifications contained in the transaction agreement. We expect the Cristal transaction to close before first quarter 2018. There can be no assurance, however, that all closing conditions for the Cristal transaction will be satisfied and, if they are satisfied, that they will be satisfied in time for the closing to occur by May 21, 2018, at which time either party to the transaction agreement may terminate the transaction agreement if the Cristal transaction has not closed by such time. The cash portion of the consideration in the transaction is expected to be funded through proceeds from asset sales, including the Company’s Alkali business and selected other non-core assets if appropriate, and cash on hand. The proceeds from, and completion of, these asset sales may not occur or be insufficient to fund the cash consideration for the Cristal transaction, in which case we may seek third-party debt financing.  There can be no assurance as to the terms or availability of such third-party debt financing, and if such debt financing is not available, it may affect our ability to close the Cristal transaction. The Cristal transaction is conditioned on the Company obtaining financing sufficient to fund the cash consideration, and the transaction agreement provides that the Company must pay to Cristal a termination fee of $100 million if all conditions to closing, other than the financing condition, have been satisfied and the transaction agreement is terminated because closing of the Cristal transaction has not occurred by May 21, 2018.

If the acquisition of the Cristal TiO2 Business is not completed or our financing for the acquisition becomes unavailable, our ongoing business and financial results may be adversely affected and we will be subject to a number of risks, including the following:

•
depending on the reasons for the failure to complete the Cristal TiO2 Business acquisition we could be liable to Cristal for a termination fee or other damages in connection with the termination or breach of the transaction agreement;

•	we have dedicated and we expect we will continue to commit significant time and resources, financial and otherwise, in planning for the acquisition and the associated integration;

•
we are responsible for reimbursement of certain expenses incurred by Cristal, not to exceed $15 million, relating to the Cristal TiO2 Business acquisition, if the transaction is terminated due to a failure to obtain the required Company shareholder vote regarding the issuance of the Consideration Shares; and

•
while the transaction agreement is in effect prior to closing the Cristal transaction, we are subject to certain restrictions on the conduct of our business, which may adversely affect our ability to execute certain of our business strategies.

In addition, if the Cristal TiO2 Business acquisition is not completed, we may experience negative reactions from the financial markets and from our customers and employees. If the acquisition is not completed, these risks may materialize and may adversely affect our business, results of operations, cash flows, as well as the price of our Class A ordinary shares.

Concentrated ownership of our ordinary shares by Cristal and Exxaro may prevent minority shareholders from influencing significant corporate decisions and may result in conflicts of interest.

Following the closing of the Cristal TiO2 Business acquisition, Cristal Inorganic Chemicals Netherlands Coöperatief W.A. (“Cristal Inorganic”), a wholly-owned subsidiary of Cristal, will own approximately 24% of the outstanding ordinary shares (including both our Class A ordinary shares and Class B ordinary shares) of the Company.  Following the closing of the Cristal transaction, Exxaro will own approximately 35% of the Company’s outstanding ordinary shares (including both our Class A ordinary shares and Class B ordinary shares).

Index
Cristal Inorganic and Exxaro may be able to influence fundamental corporate matters and transactions, including mergers or acquisitions (subject to prior board approval); the sale of all or substantially all of our assets; in certain circumstances, the amendment of our Constitution; and our winding up and dissolution. This concentration of ownership, may delay, deter or prevent acts that would be favored by our other shareholders. The interests of Cristal Inorganic and Exxaro may not always coincide with our interests or the interests of our other shareholders. Also, Cristal Inorganic and Exxaro may seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to our other shareholders or adversely affect us or our other shareholders.

In addition, under the shareholders agreement, to be entered into upon the closing of the Cristal TiO2 Business acquisition (the “Cristal Shareholders Agreement”), among the Company, on the one hand, and Cristal, Cristal Inorganic and the three shareholders of Cristal, on the other hand (collectively, the “Cristal Shareholders”), as long as the Cristal Shareholders, collectively, beneficially own at least 28,185,000 or more of Class A ordinary shares, they will have the right to designate for nomination two Class A directors of the Board and, as long as they beneficially own at least 15,568,333 Class A ordinary shares but less than 28,185,000 Class A ordinary shares, they will have the right to designate for nomination one Class A director of the Board. The Cristal Shareholders Agreement also will provide that as long as the Cristal Shareholders own at least 11,743,750 Class A ordinary shares, they will be granted certain preemptive rights.   Also under the Cristal Shareholders Agreement, the Company has agreed to file promptly after the closing of the acquisition a registration statement covering approximately four percent of the then-outstanding ordinary shares of the Company, which may be sold as soon as such registration statement is effective.  Other than with respect to those shares, the Cristal Shareholders Agreement will include restrictions on Cristal Inorganic’s ability to transfer any of its Class A Shares for a period of three years after the closing of the acquisition other than to certain permitted transferees after the later of eighteen months and the resolution of all indemnification claims under the transaction agreement. The Cristal Shareholders Agreement will also contain certain demand and piggy-back registration rights, which commence after the three-year transfer restriction period expires.  Exxaro’s rights under our Constitution and Shareholder’s Deed will remain unchanged following the Cristal transaction.

As a result of these or other factors, the market price of our Class A ordinary shares could decline. In addition, this concentration of share ownership may adversely affect the trading price of our Class A ordinary shares because investors may perceive disadvantages in owning shares in a company with significant shareholders.

We may not be able to realize anticipated benefits of the Cristal transaction, including expected synergies, earnings per share accretion or EBITDA and free cash flow growth and we will be subject to business uncertainties that could adversely affect our business.

The success of the pending Cristal transaction will depend, in part, on our ability to realize anticipated cost synergies, earnings per share accretion or EBITDA and free cash flow growth. Our success in realizing these benefits, and the timing of this realization, depends on the successful integration of our business and operations with the acquired business and operations. Even if we are able to integrate the acquired businesses and operations successfully, this integration may not result in the realization of the full benefits of the pending Cristal transaction that we currently expect within the anticipated time frame or at all.

There is also the possibility that:

●	the acquisition may result in our assuming unexpected liabilities;

●	we may experience difficulties integrating operations and systems, as well as company policies and cultures;

●	we may fail to retain and assimilate employees of the acquired business; and

●	problems may arise in entering new markets in which we have little or no experience.

Uncertainty about the effect of the Cristal transaction on employees, customers and suppliers may have an adverse effect on our business. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Cristal transaction is consummated and for a period of time thereafter, and could cause our customers, suppliers and other business partners to delay or defer certain business decisions or to seek to change existing business relationships with us. The occurrence of any of these events could have a material adverse effect on our operating results, particularly during the period immediately following the closing of the Cristal transaction.

Index
Market conditions, as well as global and regional economic downturns that adversely affect the demand for our end-use products could adversely affect the profitability of our operations and the prices at which we can sell our products, negatively impacting our financial results.

Our TiO2 segment revenue and profitability is dependent on direct sales of TiO2 to end user customers and sales of TiO2 feedstock to TiO2 producers, while our Alkali segment revenue and profitability is dependent on sales of soda ash products to customers. TiO2 and soda ash are chemicals used in many “quality of life” products for which demand historically has been linked to global, regional and local GDP and discretionary spending, which can be negatively impacted by regional and world events or economic and market conditions. Such events can cause a decrease in demand for our products and market prices to fall which may have an adverse effect on our results of operations and financial condition. A substantial portion of our products and raw materials are commodities that reprice as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to vary with changes in the business cycle. Our TiO2 prices may do so in the near term as ore prices and pigment prices are expected to fluctuate in the short term and over the next few years.

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

TiO2 pigment and feedstock and soda ash prices have been and in the future may be volatile. Price declines for our products will negatively affect our financial position and results of operations.

Additionally, historically, the global market and, to a lesser extent, the domestic market for TiO2 pigment and feedstock and soda ash have been volatile, and those markets are likely to remain volatile in the future. Prices for TiO2 pigment and feedstock and soda ash may fluctuate in response to relatively minor changes in the supply of and demand for these products, market uncertainty and other factors beyond our control.

Factors that affect the price of our products include, among other things:

●	overall economic conditions;

●	the level of customer demand, including in the glassmaking, paint and plastics industries;

●	the level of production and exports of our products globally;

●	the level of production and cost of materials used to produce TiO2 and soda ash, including trona ore or synthetic materials, globally;

●	the cost of energy consumed in the production of TiO2 and soda ash, including the price of natural gas, electricity and coal;

●	the impact of competitors increasing their capacity and exports;

●	domestic and foreign governmental relations, regulations and taxes; and

●	political conditions or hostilities and unrest in regions where we export our TiO2 products or where we export soda ash directly or through ANSAC.

TiO2 pigment pricing pressure and volatility in soda ash prices can make it difficult to predict the cash we may have on hand at any given time, and a prolonged period of price declines may materially and adversely affect our financial position, liquidity, ability to finance planned capital expenditures and results of operations.

Index
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

In order to manage this risk, we may, from time to time, enter into forward contracts to buy and sell foreign currencies.

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

South Africa has continued undergoing political and economic challenges and the local currency has devalued significantly over recent years. Changes to or instability in the economic or political environment in South Africa, especially if such changes create political instability, actual or potential shortages of production materials or labor unrest, could result in production delays and production shortfalls, and materially impact our production and results of operations.

In South Africa, our mining and smelting operations depend on electrical power generated by Eskom, the state-owned sole energy supplier. South African electricity prices have risen during the past few years, and future increases are likely. Additionally, our KZN Sands operations currently use approximately 245,000 gigajoules of Sasol gas, which is available only from Sasol Limited; however, we could replace approximately 30% to 44% of our current Sasol gas usage with furnace off-gas produced by KZN Sands, if necessary. In order to reduce demand across South Africa, Eskom introduced “load shedding” at certain times in the past year, meaning that on a regular basis certain areas would be without power for a specified number of hours.

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

Index
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

Our operations in South Africa are reliant on services provided by the state agency, Transnet, for limited rail transport services at Namakwa Sands. Furthermore, they provide extensive dock-side services at both the ports of Richards Bay and Saldanha Bay. Delays, particularly those caused by industrial actions, could have a negative impact on our business, operating results and financial condition.

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

Labor costs constituted approximately 30% of our production costs in 2016. The majority of our employees are located outside the United States. In most of those countries, labor and employment laws are more onerous than in the United States and, in many cases, grant significant job protection to employees, including rights on termination of employment.

At our Green River, Wyoming facility, most of our employees are covered by a collective bargaining agreement. In South Africa, over 70% of our workforce belongs to a union. In Australia, most employees are not currently represented by a union, but approximately 45% are represented by a collective bargaining agreement. In the Netherlands, approximately 60% of our employees are represented by a collective bargaining agreement and 30% are members of a union.

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

Our business involves significant risks and hazards, including environmental hazards, industrial accidents, and breakdowns of equipment and machinery. Our business is exposed to hazards associated with chemical process manufacturing and the related storage, handling and transportation of raw materials, products and wastes, and our furnace operations that are subject to explosions, water ingress and refractory failure, and our open pit and dredge mining operations that are subject to flooding and accidents associated with rock transportation equipment and conveyor belts. We mine our soda ash in underground mines where our mining methods result in the release of significant amount of methane which must be removed from the mine by ventilation to ensure safe operations. Our underground mining and related processing activities at our soda ash operations are subject to the danger of underground fires and explosions and present inherent risks of injury to persons and damage to equipment. Furthermore, during operational breakdowns, the relevant facility may not be fully operational within the anticipated timeframe, which could result in further business losses. The occurrence of any of these or other hazards could delay production, suspend operations, increase repair, maintenance or medical costs and, due to the integration of our facilities, could have an adverse effect on the productivity and profitability of a particular manufacturing facility or on our business as a whole. Over our operating history, we have incurred incidents of this nature. Although insurance policies provide limited coverage for these risks, such policies will not fully cover some of these risks.

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

Our mining activities in Wyoming result in measurable subsidence of the surface above our underground mine workings.   We have successfully managed the effect of subsidence so as not to adversely affect other uses of the surface for roads, pipelines and grazing. Should we fail to manage the effects of such subsidence in the future or if regulators and local stakeholders force changes in our mining operations to reduce subsidence further, the results of operations of our business could be adversely affected.

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

Our ability to service our debt and fund our planned capital expenditures and ongoing operations will depend on our ability to generate and increase cash flow, and our access to additional liquidity sources. Our ability to generate and increase cash flow is dependent on many factors, including:

●	the impact of competition from other chemical and materials manufacturers and diversified companies;

●	the transfer of funds from subsidiaries in the United States to certain foreign subsidiaries;

●	general world business conditions, economic uncertainty or downturn and the significant downturn in housing construction and overall economies;

●	the selling price of our products;

●	political and social instability;

●	our ability to obtain raw materials at reasonable prices or to raise prices to offset, in whole or in part, the effects of higher raw material costs;

●	our ability to adequately deliver customer service and competitive product quality;

●	tariffs, trade duties and other trade barriers; and

●	the effects of governmental regulation on our business.

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

Each of our markets is highly competitive. Competition in TiO2 segment industry is based on a number of factors such as price, product quality, and service. We face significant competition from major international and smaller regional competitors. Our most significant competitors include major chemical and materials manufacturers and diversified companies, a number of which have substantially larger financial resources, greater personnel, and larger facilities than we do. We also compete with numerous smaller, regional producers as well as Chinese producers that have significantly expanded their sulphate TiO2 production capacity in recent years and have also commenced the commercial production of TiO2 via chloride technology.

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

Index
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

Our mining and production processes consume significant amounts of energy and raw materials, the costs of which can be subject to worldwide, as well as, local supply and demand, as well as other factors beyond our control. In 2016, raw materials used in the production of TiO2 constituted approximately 45% of our operating expenses. Fuel and energy linked to commodities, such as diesel, heavy fuel oil and coal, and other consumables, such as chlorine, illuminating paraffin, electrodes, and anthracite, consumed in our TiO2 manufacturing and mining operations form an important part of our TiO2 operating costs. We have no control over the costs of these consumables, many of which are linked to some degree to the price of oil and coal, and the costs of many of these raw materials may fluctuate widely for a variety of reasons, including changes in availability, major capacity additions or reductions, or significant facility operating problems. These fluctuations could negatively affect our TiO2 operating margins, our profitability or planned capital expenditures. As these costs rise, our operating expenses will increase and could adversely affect our business, especially if we are unable to pass price increases in raw materials through to our customers.

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

Transportation costs represent a substantial portion of the total delivered cost of soda ash to the customer. While our soda ash pricing typically does not include freight charges, the Alkali business arranges for transportation of its soda ash by rail or truck to domestic customers, meaning that the competitive position of the business can be affected by changes in transportation costs or any change in the ways with which railroads incent us to maintain our rail fleet such as by payment of mileage credits. ANSAC prices soda ash on a delivered price basis, meaning that changes in transportation costs, rail and ocean freight, has a direct impact on the prices paid by ANSAC for our soda ash. As a result, our business and financial results are sensitive to increases in rail freight, trucking and ocean vessel rates. Increases in transportation costs, including increases resulting from emission control requirements, port taxes and fluctuations in the price of fuel, could make soda ash a less competitive product for glass manufacturers when compared to glass substitutes or recycled glass, or could make Alkali’s soda ash less competitive than soda ash produced by competitors that have other means of transportation or are located closer to their customers. We may be unable to pass on its freight and other transportation costs in full because market prices for soda ash are determined by supply and demand forces.

Approximately 90% of the Alkali soda ash is shipped via a single rail line. Interruptions of service on this rail line could adversely affect the results of operations of our Alkali business.

For the year ended December 31, 2016, the Alkali business shipped over 90% of its soda ash from its facility on a single rail line. Rail operations are subject to various risks that may result in a delay or lack of service at Alkali’s manufacturing facility, including mechanical problems, extreme weather conditions, work stoppages, labor strikes, terrorist attacks and operating hazards. Moreover, if our railcar provider’s financial condition was adversely affected, it could decide to cease or suspend service to the facility. If we are unable to ship soda ash by rail, it would be impracticable to ship all of our soda ash by truck and it would be cost-prohibitive to construct a rail connection to the closest alternative rail line. Any delay or failure in the rail services on which we rely could have a material adverse effect on our financial condition and results of operations.

Index
The agreements and instruments governing our debt contain restrictions and limitations that could affect our ability to operate our business, as well as impact our liquidity.

As of December 31, 2016, our total principal amount of debt was approximately $3.1 billion. Our credit facilities contain covenants that could adversely affect our ability to operate our business, our liquidity, and our results of operations. These covenants restrict, among other things, our and our subsidiaries’ ability to:

●	incur or guarantee additional indebtedness;

●	complete asset sales, acquisitions or mergers;

●	make investments and capital expenditures;

●	prepay other indebtedness;

●	enter into transactions with affiliates; and

●	fund additional dividends or repurchase shares.

Certain of our facilities, excluding our $1.5 billion senior secured term loan (the “Term Loan”), our $900 million aggregate principal amount of senior notes due 2020 (the “Senior Notes due 2020”) and our $600 million aggregate principal amount of senior notes due 2022 (the “Senior Notes due 2022”), include requirements relating to the ratio of adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) to indebtedness or certain fixed charges. The breach of any covenants or obligations in our credit facilities, not otherwise waived or amended, could result in a default under the applicable debt obligations (and cross-defaults to certain other debt obligations) and could trigger acceleration of those obligations, which in turn could trigger other cross defaults under other future agreements governing our long-term indebtedness. In addition, the secured lenders under the credit facilities could foreclose on their collateral, which includes equity interests in our subsidiaries, and exercise other rights of secured creditors. Any default under those credit facilities could adversely affect our growth, our financial condition, our results of operations and our ability to make payments on our credit facilities, and could force us to seek the protection of bankruptcy laws.

A large portion of our shares are owned by a single shareholder, Exxaro.

At December 31, 2016, Exxaro held approximately 44% of the voting securities of Tronox Limited, and had three representatives serving as Directors on our nine-member board. Additionally, in the future, Exxaro may exchange its retained interest in the mineral sands business for additional Class B Shares.

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

Index
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

In addition, a draft amendment to the South African Mining Charter was released by the Department of Mineral Resources in April 2016.  The proposed revised charter sets forth requirements with regard to continuing ownership of mining rights by BEE entities, the form and percentage of that ownership by BEE partners, procurement from BEE compliant entities, race and gender ownership and employment quotas, and workers’ housing and living conditions. The proposals were opposed by many mining companies and discussions between the government and industry groups commenced. The government has not issued final regulations on these matters and we cannot predict whether any regulations or policies that are ultimately adopted could adversely affect our business, financial condition or results of operation.

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

Index
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

All of our soda ash reserves are held under leases with the State of Wyoming, the BLM and Anadarko. As of December 31, 2016, leases covering more than 20% of our acreage were scheduled to expire in the next five years. If we are not able to renew our leases, it will have a material adverse effect on our results of operations.

Index
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

We are subject to many environmental, health and safety regulations that may result in unanticipated costs or liabilities, which could reduce our profitability

Our operations and production facilities are subject to extensive environmental and health and safety laws and regulations at national, international and local levels in numerous jurisdictions relating to use of natural resources, pollution, protection of the environment, mine site remediation, transporting and storing raw materials and finished products, and storing and disposing of hazardous wastes among other materials. Such laws include, in the U.S., the Clean Air Act (CAA) and the Clean Water Act, protecting of air and water resources, the Toxic Substances Control Act (TSCA), and in the EU, the Registration, Evaluation, Authorization and Restriction of Chemicals (REACH), for regulation of chemicals in commerce and reporting of potential known adverse effects, and numerous other local, state and federal laws and regulations governing materials transport and packaging. Analogous regimes exist in other parts of the world, including Australia and China and there are rules to conform chemical labeling in accordance with the globally harmonized system. Additional new laws and regulations may be enacted or adopted by various regulatory agencies globally. For example, TSCA reform was enacted in June 2016, and the United States Environmental Protection Agency will eventually issue new chemical control regulations.

The costs of compliance with the extensive environmental, health and safety laws and regulations or the inability to obtain, update or renew permits required for operation or expansion of our business could reduce our profitability or otherwise adversely affect our business. If we fail to comply with the conditions of our permits governing the production and management of regulated materials, mineral sands mining licenses or leases or the provisions of the applicable United States, South African or Australian law, these permits, mining licenses or leases and mining rights could be canceled or suspended, and we could be prevented from obtaining new mining and prospecting rights, which could materially and adversely affect our business, operating results and financial condition. Additionally, we could incur substantial costs, including fines, damages, criminal or civil sanctions and remediation costs, or experience interruptions in our operations, for violations arising under these laws and regulations. In the event of a catastrophic incident involving any of the raw materials we use, or chemicals or mineral products we produce, we could incur material costs as a result of addressing the consequences of such event. In part of the Alkali business that sells specialty products to food and pharmaceutical customers, these risks include potential responsibility for the cost of product recalls, whether ordered by governmental authorities or undertaken voluntarily.

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

Index
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

Recent French Agency for Food, Environmental and Occupational Health and Safety (“ANSES”) action could result in more stringent regulatory control with respect to TiO2.

In May 2016, France’s competent authority under REACH submitted a proposal to the European Chemicals Agency ("ECHA") that would classify titanium dioxide as carcinogenic in humans by inhalation. The Company together with other companies and trade associations representing the Titanium Dioxide industry and industries consuming our products, submitted comments opposing the classification, based on evidence from epidemiological and other scientific studies. If the ECHA were to recommend, and the European Commission were to subsequently adopt such a classification, it could require that many products manufactured with titanium dioxide be classified as containing carcinogenic materials, which could negatively impact our business by inhibiting the marketing of products containing titanium dioxide to consumers, and subject our manufacturing operations to new regulations that could significantly increase costs.

Our dependence on burning coal to generate electrical energy and steam could mean that governmental initiatives to limit the emission of greenhouse gas (“GHG”) could have an adverse effect in the future on our costs and therefore our results of operations.

Our U.S.-based operations are also subject to EPA’s regulations regarding GHG emissions and, depending upon the nature and scope of any future regulations, could become subject to additional costs or limitations. Current requirements include an obligation to monitor and report the GHG emissions from our facilities and to comply with the Clean Air Act’s Prevention of Significant Deterioration requirements in connection with any new or modified major sources of GHG emissions. Although we believe our operations are currently in compliance with these obligations, EPA has continued to pursue additional GHG regulations, including the currently proposed Clean Power Plan for existing sources of GHGs in the power generating sector. In addition, several states have taken legal measures to reduce emissions of GHGs, including through the planned development of GHG emission inventories and/or regional GHG “cap and trade” programs. Although our facilities are not currently subject to any such program, the expansion or further adoption of such programs in jurisdictions where we operate could impose additional compliance obligations on our facilities. As a result, such programs could result in an increase in fuel or energy costs for our businesses or, if we are directly regulated, an additional cost to acquire necessary allowances. Future costs of compliance with either the existing or future federal or State regulations could materially and adversely affect our business, operating results and financial condition.

We may be subject to litigation, the disposition of which could have a material adverse effect on our results of operations.

The nature of our operations exposes us to possible litigation claims, including disputes with competitors, customers, equipment vendors, environmental groups and other non-governmental organizations or NGOs, and providers of shipping services. Some of the lawsuits may seek fines or penalties and damages in large amounts, or seek to restrict our business activities. Because of the uncertain nature of litigation and coverage decisions, we cannot predict the outcome of these matters or whether insurance claims may mitigate any damages to us. Litigation is very costly, and the costs associated with prosecuting and defending litigation matters could have a material adverse effect on our results of operations and financial condition.

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

Index
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

Index
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

Index
Item 1B.	Unresolved Staff Comments

There are no unresolved comments that were received from the SEC staff.

Item 2.	Properties

Below are our primary offices and facilities at December 31, 2016. We believe our properties are in good operating condition, and are well maintained. Pursuant to separate financing agreements, substantially all of our U.S. properties are pledged or encumbered to support or otherwise provide security for our indebtedness.

Corporate

Our corporate offices consisted of the following:

Location	Owned/Leased	Offices
Stamford, Connecticut	Leased	263 Tresser Boulevard, Suite 1100
Kwinana Beach, Western Australia	Owned	Lot 22 Mason Road, Kwinana Beach WA 6167, Australia

TiO2 Segment

Mining Operations

We lease office space located at 115 West Street, Sandton, South Africa for our TiO2 minerals management offices.

Our KZN Sands operations consist of the Fairbreeze mine (which entered into commercial production in April 2016), a concentration plant, a mineral separation plant and a smelter complex with two furnaces.

Our Namakwa Sands operations include the Namakwa Sands mine, a primary concentration plant, a secondary concentration plant, a separation plant, and a smelter complex with two furnaces.

Our Western Australia operations consist of the Cooljarloo mine, a concentration plant and the Chandala processing plant, which includes a mineral separation plant and a synthetic rutile plant.

Pigment Operations

Our owned office at 3301 NW 150th Street in Oklahoma City, Oklahoma is used for our pigment management operations and research and development.

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

Index
Alkali Segment

Our leased office at 1735 Market Street, Philadelphia, Pennsylvania is used for our Alkali management operations.

Our Alkali production facilities are located at our mine sites, which are both located in the Green River Basin in southwestern Wyoming, USA. The following table summarizes our Alkali production facilities:

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

Mineral Properties

As of December 31, 2016, we had estimated mineral ore reserves at our two business segments, TiO2 and Tronox Alkali. Our three mineral sands operations in South Africa and Western Australia mine titanium-bearing heavy mineral sands to provide titanium mineral feedstock for our TiO2 value chain and commercial-grade co- products for external sale. Our Alkali business extracts trona, a natural hydrous sodium carbonate mineral used in the production of soda ash in southwestern Wyoming, USA. Soda ash, the commercial term for sodium carbonate (Na2CO3), is a basic ingredient in many consumer goods and a raw material used in a diversity of manufacturing processes.

Each mining operation maintains a Life-of-Mine Plan (“LOMP”), which is a strategic business plan for short and long-term mine planning and decision-making. A LOMP is based in part on estimated mineral reserves and can serve as a road map for mine development and planning, resource development, production targets, marketing, and financial management.

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

The mineral reserve estimates are based on detailed geological, geotechnical, mine engineering and mineral processing inputs, and financial models developed and reviewed by Tronox employees/management in South Africa, Australia and United States, who possess years of experience directly related to the resources, mining and processing characteristics or financial performance of our operations. Additionally, our management and technical staff includes senior personnel who have remained closely involved with each of our active mining and mineral processing operations since the operations commenced.

Our estimates of heavy mineral and trona reserves are derived from successive generations of in-house reserve and economic analyses and are routinely reviewed by third party consultants. All of our mineral reserve disclosures comply with US SEC Industry Guide 7. Our heavy mineral reserve estimates are guided by the mineral resource reporting standards of SAMREC, or the JORC. Definitions and determination of Proven and Probable Reserve estimates under Industry Guide 7 are equivalent in all material respects to the ore reserve classifications under SAMREC and JORC, internationally-recognized guidelines for disclosures of mineral resources and reserves designed to ensure transparency, data validity and standardized methodologies for estimating the size and grades of mineral deposits. Annual Mineral Resource and Ore Reserve Statements are generated and authorized by experienced Tronox resource professionals for each of our three heavy mineral sand operating units, using inputs from a range of disciplines.   Individuals responsible for our estimates of heavy mineral ore reserves are certified by the organizations that administer their respective country codes.

Index
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

Reserve estimates for our Alkali operations at Green River Wyoming follow accepted mining industry practice and are guided by our long-term experience in extraction of trona ore from underground mining and sodium carbonate from solution mining in the district. Estimates of recoverable reserves for both techniques are routinely reconciled with actual production, and our Alkali ore reserves disclosures comply with SEC Industry Guide 7.

Despite significant differences between SEC Industry Guide 7 and SAMREC or JORC the methodologies for determination of mineral reserves, or “ore reserves,” and definitions of reserve classifications are essentially equivalent. Therefore, the Proven and Probable HM reserves stated in the table below are unmodified from the Proved and Probable. The heavy minerals (“HM”) reserves declared in the Mineral Resources and Reserves Statements are submitted by our South African and Australian operations. Under SEC Industry Guide 7, SAMREC and JORC, Proven (or “Proved”) reserves are the highest category of ore reserve estimates, whereby the quantity and quality have been computed from detailed sampling and modeling, while Probable reserves provide slightly lower geologic assurance.

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

Index
State Agreements — contracts between the State of Western Australia and the proponents of major resources projects -- are intended to foster resource development and related infrastructure investments. These agreements are approved and ratified by the Parliament of Western Australia. Our Cooljarloo mining operation is authorized by the Mineral Sands (Cooljarloo) Mining and Processing Agreement Act 1988 (WA). State Agreements may only be amended by mutual consent, thus reducing sovereign risk and enhancing security of tenure, however the WA Parliament has the authority to revoke or amend the State Agreement.

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

Mineral leasing authority by the State of Wyoming is granted in W.S. 36-6-101(b). The primary environmental regulatory authority with respect to trona extraction is the WDEQ. The WDEQ is the primary issuer of the environmental permits relevant to our operations, including air quality permits, mining and reclamation permits, as well as class III and class V underground injection control permits.

Mineral Sands – South Africa and Western Australia

Heavy mineral sands are naturally-concentrated granular minerals of high densities (conventionally above about 2.9 gm/cm3), which is typically formed by erosion, transport and concentration. The HM contained in ore sand can usually be recovered at relatively low cost by gravity separation techniques. Not all of the HM have commercial value, and a distinction is made between the Total Heavy Minerals (“THM”) and the portion of the THM composed of Valuable Heavy Minerals (“VHM”). In our disclosures, we express grade in terms of percentage of THM by weight in the ore, and express individual VHM as percentages of the total heavy minerals unless otherwise stated.

Our TiO2 business explores and mines deposits of heavy mineral sands, separates heavy mineral concentrates (“HMC”) into commercial grades of VHM co-products, and upgrades the titanium mineral, ilmenite, into high-grade feedstock for our TiO2 manufacturing facilities. A diagram of our heavy mineral sand mining and processing — TiO2 pigment value chain is as follows:

Index
All of our HM mining operations extract ilmenite, a titanium-iron oxide mineral, rutile, a premium TiO2 mineral feedstock and zircon, a zirconium silicate, (ZrSiO4) mineral valuable for its application in a diverse range of industrial and construction end-uses. Leucoxene is a naturally-upgraded form of ilmenite. Other heavy minerals present in our heavy mineral assemblages may have commercial value, subject to their recovery from HMC feed to our mineral separation plants. We recover and market staurolite, an aluminum silicate mineral used in sand-blasting and other applications, at our Chandala mineral separation plant from the HMC feed from our Cooljarloo mine. Other mineral constituents of potential value include garnet and monazite. Our reserve estimates are based solely upon the value of extractable and recoverable zircon, rutile, ilmenite and leucoxene.

All three of our TiO2 feedstock operating centers integrate heavy mineral sand mining and mineral separation with metallurgical beneficiation. Our Northern Operations in Western Australia is further integrated with TiO2 pigment manufacturing. In 2016, we mined valuable heavy minerals, including ilmenite, rutile, leucoxene, and zircon, at three integrated operations: Namakwa Sands, Western Cape Province, South Africa, KZN and Tronox Northern Operations in, Western Australia. Our Fairbreeze mine, in KZN, South Africa became fully operational in April 2016. Fairbreeze is the mining component of our integrated KZN Sands operation.

TRONOX MINERAL SAND CAPACITIES
Capacity (metric tons per year)	Namakwa Sands	KZN Sands (1)	Western Australia	Total
Rutile (2)	31,000	25,000	35,000	91,000
Synthetic rutile	—	—	220,000	220,000
Titanium slag	190,000	220,000	—	410,000
Zircon	125,000	55,000	40,000	220,000
Pig iron	100,000	121,000	—	221,000
Reserve life of mine	25+ Years	12+ Years	20+ Years
Exploration rights & undeveloped reserves	Yes	Yes	Yes

(1)	Includes Fairbreeze mine development project that entered commercial production in April 2016.
(2)	Rutile includes natural rutile and leucoxene.

Namakwa Sands, Western Cape, South Africa

We mine a large heavy mineral deposit at Brand-se-Baai from two open-cut shovel-and-truck dry mines, each with a dedicated primary wet concentration plant. HMC is processed at a mineral separation plant (“dry mill”) at Koekenaap into commercial mineral products and ilmenite is smelted in a two-furnace complex at Saldanha Bay, into titanium slag and pig iron. Commercial products are exported from our export facilities at the Saldanha Bay deep-water port.

Tronox Western Australia

The Cooljarloo mining complex, approximately 170 km north of Perth, includes two dredges in a single pond feeding ore to a floating concentrator plus mine infrastructure. The long-term LOMP brings new reserves into the production stream from reserves at the adjacent Cooljarloo West deposit and from Dongara, an advanced-stage heavy mineral sand project 28 km southeast of Port Denison and about 370 km north of Perth. The Northern Operations also include the Chandala metallurgical complex near Muchea, about 60 km north of Perth with a mineral separation plant (“dry mill”) and synthetic rutile (“SR”) plant to upgrade ilmenite to high-TiO2 feedstock for our integrated TiO2 pigment plant at Kwinana and export facilities for co-products at the port of Bunbury, WA.

KZN Sands, KwaZulu-Natal, South Africa

Heavy mineral concentrate from the Fairbreeze mine, located about 45 km south of Richards Bay, are separated into valuable co-products at our Central Processing Complex (CPC) at Empangeni, about 20 km west of Richards Bay. Ilmenite is fed to a dual-furnace electric arc smelter. Titanium slag and pig iron from the smelter and valuable mineral concentrates are exported from Richards Bay, one of the world’s largest bulk shipping ports.

Namakwa Sands was acquired in 2008 by Exxaro Sands (Proprietary) Ltd from a subsidiary of Anglo American plc. The June 2012 transaction that combined a 74% interest in the mineral sands business of Exxaro Resources Ltd of South Africa and Tronox led to the dissolution of the Tiwest Joint Venture in Western Australia and placed the Tiwest mining-processing-TiO2 chain, Namakwa Sands and KZN Sands under the management control of Tronox. Our heavy mineral production and reserves data are reported in MT on a 100% basis, unless otherwise noted.

Production from of our heavy mineral sand mining operations during 2016 are shown below. Multiple grades of some mineral products have been combined.

Index
Tronox 2016 Production TiO2, Feedstock and Co-Products (000’s tonnes)
Tronox Operation	Rutile (1)	Zircon (2)	Synthetic Rutile	Titanium Slag	Pig Iron
	(In thousands of MT)
Namakwa Sands	26	133	—	113	63
KZN Sands	12	31	—	114	52
Tronox Western Australia	32	41	233	—	—
2016 Total	70	205	233	227	115

(1)	Natural rutile + leucoxene
(2)	Includes all grades of commercial zircon

South African and Australian mineral sands under resource development strategy is guided by an in-house a resource development group comprising of key personnel with complementary expertise and experience. Our primary goal is to assure a long-term supply of titanium feedstocks to our vertically-integrated TiO2 value chain. Our three heavy mineral operations are individually described below.

We believe our fully vertically integrated titanium mining-to-titanium dioxide value chain is the largest in the world, and the TiO2 business of Tronox is the world’s only mining-mineral processing chain with production of both titanium slag and synthetic rutile. Our captive slag from South Africa, synthetic rutile from Western Australia, and natural rutile from all three operations satisfy over 100% of our TiO2 feedstock requirements. Excess TiO2 feedstock can be marketed externally or stockpiled for future internal consumption. Our TiO2 value chain is unique in the industry and allows us to synchronize our titanium mineral, feedstock and TiO2 production to current market conditions.

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

Our LOMP and reserve estimates are derived from detailed 3-D block modeling of individual deposits created from extensive geological, mining and analytical databases. Mining parameters, processing recoveries, and appropriate economic and financial inputs are routinely adjusted to reflect current projections of future costs and projections of future revenues. The ore boundaries used for our reserve estimates are therefore based on three-dimensional techno-economic models, not strict cut-off grades. To satisfy the disclosure rules in SEC Industry Guide 7, our nominal cut-off grades are: 0.2% zircon at Namakwa Sands; 1.5% ilmenite at KZN Sands; and 1.3% THM (approximately 1% VHM) at Tronox Northern Operations, Western Australia.

Heavy Mineral Reserves

Ore reserves are those portions of mineral deposits that we can economically and legally mined and processed at December 31, 2016. All of our heavy mineral reserves are reported are on the basis of in-place, economically extractable ore determined from comprehensive geological, mining and economic models and include dilution and mining losses. Ore is classified as either Proven or Probable, based on the level of confidence in the reserve estimates and cost/revenue assumptions.

Index
The following table summarizes our heavy mineral ore reserves and their contained in situ THM and heavy mineral assemblages as of December 31, 2016. Downward or upward movements in our total heavy mineral estimates from December 31, 2015 to December 31, 2016 are indicated.

				In-Place	VHM Assemblage (% of THM)			Change
MINE / DEPOSIT	Reserve Category	Ore (million MT)	Average Grade (% THM)	THM (million MT)	Ilmenite	Rutile and Leucoxene	Zircon	from 2015 + (-) %)
Namakwa Sands Open Pit Dry Mine – Western Cape RSA
	Proven	214	8.6	18.4	35.9	7.9	9.2
	Probable	501	5.6	28.0	50.0	9.7	10.8
	Total Reserves	715	6.5	46.4	45.8	9.1	10.3	(2.9)%

KZN Sands Open Pit Hydraulic Mine – KZN RSA
	Proven	137	7.0	9.6	61.9	5.2	8.4
	Probable	45	4.6	2.1	53.1	5.0	7.3
	Total Reserves	182	6.4	11.7	60.4	5.2	8.2	(2.5)%

South Africa	Total Reserves	897		58.1				(2.8)%

Cooljarloo – Dredge Mine Western Australia
	Proven	313	1.8	5.6	60.0	7.5	10.0
	Probable	34	1.6	0.7	61.1	7.7	9.2
	Total Reserves	347	1.8	6.3	60.0	7.5	9.9	3.1%

Cooljarloo West Planned Dredge Mine – Western Australia
	Proven	—	—	—	—	—	—
	Probable	105	2.0	2.1	60.5	7.9	12.2
	Total Reserves	105	2.0	2.1	60.5	7.9	12.2

Dongara Planned Dry Mine – Western Australia
	Proven	62	5.2	3.2	48.7	8.9	10.9
	Probable	—	—	—	—	—	—
	Total Reserves	62	5.2	3.2	48.7	8.9	10.9

Western Australia	Total Reserves	514		11.6				0.9%

Global	Total Reserves	1,411		69.7				(2.3)%

Abbreviations and definitions:

MT —metric tonnes (1 metric ton = 1.10231 short tons)

Ore Reserves —The portions of our inventories of mineralized material inclusive of dilution, determined to be economically and legally exploitable as of December 31, 2016, classified as either Probable Reserves or Proven Reserves according based on level of confidence.

THM — total heavy minerals, with densities >2.9 g/cm3 regardless of commercial value

VHM — valuable heavy minerals, including Ilmenite, Rutile, Leucoxene & Zircon reported as % of THM.

Index
Change from 2015 — Increase or decrease of estimated in-place THM in reserves, expressed as + or – percent change from 2015.

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

Our forecast production of commercial-quality titanium mineral and zircon concentrates from reserves is based on mining rates, the heavy mineral assemblage distributions within the mine block model and our experience in metallurgical recoveries. Mining recoveries are typically at or near 100%. Metallurgical recoveries vary widely as a function of geology, mineralogy and other factors.  Processing efficiencies are affected by many characteristics, including grain size, morphology and diversity of the heavy minerals, liberation of HM from their host, clays, surface coatings, and other nuances. To a practical extent, mineral separation technology is customized for specific ore types to exploit subtle differences in grain size, density, magnetic susceptibility, and conductivity to separate valuable minerals from gangue. Cumulative metallurgical recovery factors for the VHM in our mine concentrates, inclusive of primary and secondary heavy mineral concentration at the mine site and dry and wet techniques at the mineral separation plant are in the general range of 60% to 95%. Actual recoveries are applied to our economic models used for reserve estimates. Unrecovered VHM in certain dry mill tailings streams are stockpiled, but their hypothetical value is not considered in our revenue assumptions.

Tronox heavy mineral sand operations in South Africa include similar material flows from integrated mine mineral separation smelter value chains on the west and east coasts of South Africa. In the Western Cape Province, valuable heavy minerals are recovered at the Koekenaap mineral separation plant from heavy mineral concentrate produced at the Namakwa Sands mine near Brand-se-Baai. Ilmenite is fed to the integrated smelter at Saldanha Bay. Slag, pig iron, rutile and zircon are exported from the Saldanha Bay deepwater port. HMC from Fairbreeze mine, commissioned in April 2016, is separated into VHM concentrates at the Central Processing Complex (“CPC”) at Empangeni where ilmenite is fed to a dual electric arc furnace smelter for conversion into slag and pig iron. All commercial products, including slag feed to our own TiO2 pigment plants, are exported from Richards Bay.

The following table compares the heavy mineral reserves reported for the three years ending December 31, 2016, 2015 and 2014:

3-Year Reserves (Mt In-Place THM)
	Reserve	December 31,
	Life-Of-Mine	2016	2015	2014
		(In millions of MT)
Namakwa Sands	>25 years	46.4	47.8	47.2
KZN Sands	>12 years	11.7	12.0	12.0
Total South Africa		58.1	59.8	59.2
Cooljarloo and Cooljarloo West		8.4	8.2	6.8
Dongara		3.2	3.3	3.3
Total Western Australia	>20 years	11.6	11.5	10.1
Total Tronox		69.7	71.3	69.3

The above three -year total heavy mineral reserves for the Tronox Mineral Sands Division are expressed as millions of MT in-place THM for the years ended 2014 through 2016. Life-of-Mine Plans for each operation may include some non-reserve mineralized material not currently determined to be reserves under the guidelines of SEC Industry Guide 7, and the mine lives in the LOMPs may be longer than what can be supported by the reserves. At current mining rates, our reserves can sustain mining for over 25 years at Namakwa, over 12 years at KZN, and over 20 years in Western Australia.

HM Deposit Geology and Mining Operations

Our vertical integrated TiO2 business is anchored by our three large heavy mineral mining and processing operations: Namakwa Sands and KZN Sands on the West Coast and East Coast, respectively, of South Africa and Tronox Western Australia.

HMs are defined by densities of at least 2.9 grams per cm3, and heavy mineral placers are accumulations of high-density minerals sufficiently durable to survive erosion and water transport to co-depositional sites, as a consequence of their similar hydrodynamic characteristics. However, placers of the titanium minerals ilmenite and rutile accompanied by significant percentages of zircon (ZrSiO4) are a distinctive class of heavy mineral deposit that provides most of the world’s supply of titanium and zirconium raw materials.

Index
All ore deposits are accidents of geology resulting from unusual circumstances, and deposits with long-term mine lives are rare. Our three integrated mineral sands operations are based on large HM deposits of high-quality heavy minerals. These resources are examples of coastal plain Ti-Zr heavy mineral deposits, but their individual mineralogy, ore characteristics and extraction methods are different. Heavy mineral assemblages are inherited from their source, usually very old crystalline basement, with often complicated histories of erosion-deposition cycles. The cumulative output from our three mineral sands operations allows us flexibility in supplying TiO2 feedstock to satisfy our vertically-integrated TiO2 manufacturing chain. Production in excess of our internal needs can be stockpiled or sold.

Namakwa Sands, Western Cape, South Africa

Our interest in Namakwa Sands is held through our subsidiary, Tronox Mineral Sands (Pty) Ltd, which owns 74% of Namakwa Sands, an integrated mine-mineral separation-smelting-export production chain on the Atlantic Coast of the Western Cape Province, South Africa. Our operations are divided administratively into Northern Operations and Southern Operations:

The Namakwa Sands world-class heavy mineral deposit at Brand-se-Baai is approximately 385 km north of Cape Town and 92 km northwest of Vrendendal. Ore is mined from two open pit dry mines by a combination of loaders, hydraulic shovels and conveyors.  Concentrates from two dedicated Primary Concentration Plants (PCP West and PCP East) are blended to feed a common Secondary Concentration Plant (SCP) for production of magnetic and non-magnetic HMC. Both mag and n/m concentrates are truck-hauled 52 km to the Mineral Separation Plant at Koekenaap, from which commercial concentrates of zircon, rutile and ilmenite smelter feed are transported by rail about 300 km south to Saldanha. The Saldanha smelter, 105 km north of Cape Town, converts ilmenite concentrates from the northern mining-processing operation to titanium slag and high-purity pig iron in two DC electric arc furnaces. We own product storage and loading facilities at the Saldanha Bay deepwater port.

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

Since mining started in 1994 to the end of 2016, approximately 315 million MT of ore have been extracted from the two Namakwa mine pits. Annual ore production surpassed 16 million MT in 2001 and now averages over 20 million metric tonnes per year. Our December 31, 2016 reserves of over 46 million tonnes in-place HM are sufficient to sustain the current rate of mining for over 25 years.

We hold two active MPRDA mining rights covering approximately 18,995 hectares (46,938 acres) covering part or all of the Graauwduinen, Hartbeeste, Rietfontein, and Houtkraal farms. All of these mining authorizations expire in August 2038 and will be extended as necessary for an additional 30 years. Applications have been submitted to the DMR for conversion of two prospecting rights to mining rights over an additional 3,192 hectares (7,888 acres). The mining right applications include two satellite deposits known as Rietfontein and Houtkraal, which we plan to mine as extensions of the East Mine. All minerals in South Africa are owned by the State, and mine production is subject to a royalty based on final product values. We have no reason to believe that our current mining rights will be revoked or that our new mining right applications will be rejected.

We also hold water rights for ore processing at Brand-se-Baai, HMC processing at Koekenaap, and at the Saldanha smelter.  The western South Africa coast is characterized by a Mediterranean climate from Cape Town to Saldanha Bay, and becomes arid or semi-arid northward from Saldanha. Annual precipitation at the mine averages less than 200 mm. Consequently, water conservation is a high-priority in our environmental management program.

The Namakwa ore reserves are contained within and non-reserves material, covers an ellipsoidal area of mineralization 15 kilometers in a northeasterly direction with a maximum width of about 4 km, with no overburden. The NE-SW dimension is interpreted to reflect prevailing winds at the time of the deposit’s formation. A narrow sub-economic corridor divides the reserves into two proximal ore bodies, Graauwduinen West and Graauwduinen East, which are more commonly called the “West” and “East” deposits. Nearly two-thirds of historic ore production has been extracted from the West mine pit, to a maximum depth of about 45 meters. In the medium term, 60-65% of extracted ore will be mined from the West pit, but the long-term LOM Plan calls for a nearly even split between West and East mines.

The very large Namakwa HM deposit is broadly the result of prolonged, repetitive weathering-erosion-deposition cycles that were initiated with the break-up of the Gondwana Supercontinent approximately 100 million years ago. The separation of the African and South American proto-continents triggered weathering and erosion of massive volumes of sediment from high-grade metamorphic crystalline “basement” rocks of the one billion-year-old Namaqua-Natal orogenic belt. The sandy sedimentary sequence that hosts our Namakwa HM deposit is interpreted as being derived mostly from the Namaqua-Natal metamorphic belt which was welded onto the western and southern margins of the 2.6+ billion-year-old Kaapvaal Craton. High grade metamorphism facilitates the partitioning of titanium into ilmenite and rutile crystals making them available for erosion, transport and deposition to form economic deposits. Heavy mineral concentrations in beach placers, marine terraces and in coastal dunes were reworked by water and wind into what is now our Namakwa heavy mineral deposit, the end-product of 100 million years of geologic evolution.

Index
The same complex circumstances that created a deposit of over one billion tonnes also created a heterogeneous heavy mineral assemblage, from which extraction and recovery of valuable heavy minerals can be challenging. Heavy minerals in the assemblage that have no or little commercial value include garnet, pyroxene, hematite, magnetite, monazite, kyanite, chromite, cassiterite and apatite. Three basic styles of HM concentration are recognized, in decreasing age: paleo-beach placers with arcuate shapes that open to the northwest; a thick, enigmatic quartzo-feldspathic sequence known as the Orange Feldspathic Sand (OFS), interpreted as a complex of multiple dune and reworked dune sands; and a surficial, sheet-like layer of iron oxide-stained, wind-blown sand known as the red aeolian sand (RAS).

The OFS reaches a maximum thickness of over 40 meters and is by far the volumetrically largest component of our ore reserves. The OFS is overprinted by intensive arid weathering that solubilized silica, iron and other constituents into alkaline groundwater to be re-deposited as horizontal layers of hard duricrust, lenses and tabular layers of sand cemented by calcium, magnesium, aluminum, iron, and silica. Duricrust, heterogeneous lithologies, clays and variable, diverse HM assemblages can adversely affect recoveries of VHM. A comprehensive, systematic evaluation initiated almost 10 years ago has improved metallurgical recoveries. The West and East deposits are separately modeled in 50m x 50m x 1 meter 3D blocks into multiple geological domains with distinctive mineralogies and processing characteristics. We have inserted an autogenous milling circuit ahead of the West PCP to improve liberation of VHM from duricrust-impacted OFS ore, and instituted a blending procedure to provide a more consistent HMC feed to dry separation. Two “satellite” HM deposits containing 24 million metric tonnes ore have been integrated into the medium-term life-of-mine plan, following a positive feasibility study completed in 2015. Total Namakwa Sands reserves at December 31, 2016 include over 21 million metric tonnes ilmenite, 4.8 million tonnes zircon, and 4.2 million tonnes rutile + leucoxene.

KZN Sands, KwaZulu-Natal Province, South Africa

We own a 74% interest in KZN Sands (Pty) Ltd through our subsidiaries, Tronox KZN Sands (Pty) Ltd and Tronox Mineral Sands (Pty) Ltd. The KZN Sands integrated mining-processing operation was conceived by Exxaro predecessor, Iscor Heavy Minerals (IHM) who acquired the heavy mineral properties of Shell South Africa and Rhoex Ltd in 1994. An unbundling of Iscor resulted in the new resource firm, Kumba, which gained control of KZN Sands and acquired a majority position in Australian mining firm Ticor, the then 50% partner with Kerr-McGee Chemical Corp in the Tiwest Joint Venture in Western Australia. Kumba completed its full acquisition of Ticor and in November 2006 was folded into Exxaro, South Africa’s flagship empowerment mining company, with Ticor South Africa KZN (Pty) Ltd renamed as Exxaro Sands (Pty) Ltd. The combination of Exxaro’s mineral sands business and Tronox in 2012 gives us a 74% controlling interest of KZN Sands, one of our three integrated TiO2 enterprises.

Mineral tenure for KZN Sands’ Fairbreeze mining project is held under two Mining Rights, with combined coverage of 4,041 hectares (9,985 acres), including 100% of our declared heavy mineral reserves. Fairbreeze heavy mineral concentrate is fed to our Central Processing Complex at Empangeni. KZN Sands key assets are:

●
Fairbreeze heavy mineral sands mine (45 kilometers south-southwest of Richards Bay): a new mine started production in April 2016. Our hydraulic mining and primary concentration at Fairbreeze was pioneered at the Hillendale mine which ceased mining in December 2013. HMC is transported from Fairbreeze by road about 50 km to the Empangeni CPC.

●
Empangeni CPC: 18 km west of Richards Bay including a mineral separation plant (MSP) for separation of HMC into commercial-grade rutile and zircon for export and ilmenite feed for our contiguous, dual electric-arc furnace smelter to produce high-grade titanium slag and high-quality pig iron. The Empangeni smelter produced 114 thousand metric tonnes slag and 52 thousand MT pig iron in 2016.

●	Richards Bay Harbor: a Tronox owned storage and export facility for all products.

Hydraulic mining at Fairbreeze disaggregates the ore with high-pressure water jets, and an ore slurry is pumped to the nearby primary concentration plant. The Fairbreeze paleo dune complex is an elongated body extending south-southwestward from the town of Mtunzini for about 12 kilometers, reaching a maximum width of about two kilometers and a maximum elevation of 109 meters. Surface drainages have dissected the deposit into five discrete ore bodies, Fairbreeze A, B, C, C-Extension and D. The deposit is hosted by fine-grained sand and silt in a north-northeast trending complex of strandline/paleo dune couplets two kilometers inland from the modern coastline.

Index
Fairbreeze is part of a regional near-shore, coast-parallel corridor of terraces and dunes composed of reddish-colored sands, the “Berea Red Sands,” along the southeastern coast of Africa from Durban to Mombasa. As with most heavy mineral sand deposits, iron-titanium oxides, rutile, zircon and other heavy minerals in the HM assemblage at Fairbreeze are inherited from their source rock provenance and modified by selective sorting during deposition. The Natal Metamorphic Province and younger rift-related basalts are interpreted as the primary source for the Fairbreeze heavy minerals. Terrestrial weathering of terrace deposits to oxidize iron minerals, followed by a period of extensive reworking of coastal sediment by static sea levels completed the formation of the Fairbreeze deposit.

The estimated Fairbreeze heavy mineral reserve of 11.7 million tonnes in-place HM contains 7 million tonnes ilmenite, over 600 thousand tonnes rutile and leucoxene, and nearly 1 million tonnes zircon.

Our mining right, Environmental Management Program, and water use license have all received approval at the provincial level. Challenges from local conservation groups to our mining and water permits have been dismissed, and we continue to maintain an active dialogue with local authorities and residents.

Fairbreeze ore is currently mined at a rate of about 10 million tonnes per year, HMC is transported by truck about 50 km to the Empangeni Central Processing Complex (CPC). The current Fairbreeze life-of-mine plan, based on total in-place heavy mineral reserves of 11.7 million tonnes THM, and an annual supply of over 500,000 tonnes ilmenite to the smelter is sustainable for approximately 12 years. Life-of-mine plans are strategic business guidance tools and intentionally flexible.

Tronox Western Australia Northern Operations

Our Cooljarloo mine, Chandala metallurgical complex and Kwinana pigment plant are the key components of our integrated TiO2 supply chain in Western Australia. Our 2012 acquisition of the sands business of Exxaro Resources Ltd unified the equal interests of Tronox and Exxaro in the Tiwest Joint Venture under Tronox Management Pty Ltd, a subsidiary of Tronox Ltd. The mine, mineral reserves and the Chandala complex are collectively known as our “Northern Operations,” summarized as follows:

●
Cooljarloo mine, approximately 170 kilometers north of Perth, a large dredge mine with two dredges, Cooljarloo I and Pelican, feeding an ore slurry to a floating concentrator for production of heavy mineral concentrates (HMC). HMC is transported by double “road-train” trucks approximately 110 km south to our Chandala Mineral Separation Plant (“dry mill”) near Muchea.

●
Chandala Processing Plant, approximately 60 kilometers north of Perth, where ilmenite, rutile, leucoxene and zircon are separated and recovered from the HMC in a Mineral Separation Plant. Ilmenite is upgraded to SR in an Improved Becher Process synthetic rutile plant. SR can be consumed by the Kwinana TiO2 plant, exported for sale, or stockpiled.

●	Future mine reserves at Cooljarloo, Cooljarloo West, and Dongara totaling an estimated 11.5 million tonnes of in-place total heavy minerals, sufficient to sustain our current HMC production rate.

●	Feed to our Kwinana and other TiO2 pigment plants for over 20 years. The Tronox Western Australia Southern Operations are described in Part 1, Item 1.

The Tiwest Joint Venture began in 1988 as a partnership between Kerr-McGee Chemical Corporation and Minproc Engineering, whose respective 50% interests would eventually pass to Tronox and Exxaro. The Cooljarloo mine started production in December 1989, and as of December 31, 2016 we entered our 29th year of continuous operation, with cumulative production of about 18 million tonnes HMC. Resource development, mining, processing, marketing and finance are guided by a comprehensive life-of-mine plan that integrates three-dimensional geological-resource block modeling, pit optimization and mine scheduling. Our techno-economic model is maintained by an in-house team of diverse skills and extensive expertise who routinely evaluate and update the LOMP. The low heavy mineral grades of our Cooljarloo ore reserves are offset by low-cost dredging and a high-quality heavy mineral assemblage of nearly 80% VHM of THM, including ilmenite with superb processing characteristics.

The economic disadvantage of mining very low-grade ore is offset by a large deposit with a high-quality heavy mineral assemblage of nearly 80% VHM of THM, including ilmenite with superb processing characteristics, and low-cost dredge mining. However, much of our success in Western Australia is the result of continuous improvement in all areas, willingness to embrace technology, and a cadre of dedicated, experienced professionals who have arguably established one of the most efficient operations in the TiO2 industry.

All of our heavy mineral ore reserves are under mining leases granted by the Western Australia Department of Minerals and Petroleum, or in the case of our active Cooljarloo mine, Mineral Sands Agreement 268 (MSA 268), authorized by the Western Australia Parliament as the Mineral Sands (Cooljarloo) Mining and Processing Agreement Act 1988. State Agreements have been used by the government of Western Australia since the 1950s to provide mineral tenure and define responsibilities for major resource projects, particularly those that require the development of major infrastructure. MSA 268 covers 9,745 hectares (20,080 acres). Two ML applications are pending at Cooljarloo West – M70/1314 and M70/1333 totaling 4,414 hectares (10,907 acres), and 20 ML’s totaling 15,162 hectares (37,466 acres) have been granted at our Dongara project. Three older ML’s at our Jurien property, the site of a former heavy mineral open pit mine operated by WMC in the 1970’s. Our total mineral position in Western Australia consists of 16,215 hectares of Mining Leases and 68,194 hectares held by Exploration and Retention Licenses.

Index
The Cooljarloo “deposit” is an accumulation of multiple, parallel HM ore strands and lower-grade, tabular HM deposits in a swath of ancient shoreline placers over a width of five km or more over a NNW trend of at least 40 km. The deposits are interpreted as shoreline and shallow off-shore HM placers, derived from erosion, stream transport and deposition of heavy minerals according to their densities, grain size and shape that governed their settling characteristics. The low escarpment known as the “Gingin scarp” east of the Cooljarloo mine is a major control for the Cooljarloo and other HM deposits in the northern Perth Basin, as it represents a wave-cut escarpment that prevented incursion of the ocean further eastward during the formation of HM placers from about the Early Pleistocene and younger. The Cooljarloo HM-bearing sands overlie Mesozoic sedimentary rocks which are a local source of detrital HM that were ultimately sources from the granitic and gneissic basement of the Yilgarn craton to the east. Younger shoreline placers at Jurien and Dongara are often buried by overburden which generally thins toward the Gingin scarp.

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

An alternate mine plan was implemented in 2016 to minimize capital spending in the near term, which altered the sequence of mining and greatly reduced overburden volumes in the near term. In 2016, 24Mt of ore was mined from the reserve at the Cooljarloo Mine to produce 379 kt of heavy mineral concentrate. Other modification to ore reserves from new drilling and optimization resulted in an increase of 24Mt of ore, which exactly offsets mining depletion resulting in no change to reserve tonnes.

Our total heavy mineral reserves at December 31, 2016 in Western Australia of 513 million tonnes of ore containing 11.7 million tonnes of heavy minerals represent an increase of 0.9% in contained heavy minerals over the 2015 estimate. The heavy mineral reserves include 6.8 million tonnes ilmenite, 1.2 million tonnes zircon, 600,000 tonnes rutile and 300,000 tonnes leucoxene.

Tronox Alkali - Green River, Wyoming

In April 2015 Tronox acquired the Alkali Chemicals Division of FMC, making Tronox Alkali the world’s leading producer of natural soda ash.  Natural soda ash is refined from trona, a sodium carbonate mineral composed of soda ash (Na2CO3), sodium bicarbonate (NaHCO3) and water with the chemical formula Na2CO3•NaHCO3•2H2O. Approximately 75% of the world’s natural soda ash is produced from trona extracted from underground mines and solution mining in the Green River Basin of southwestern Wyoming.

The Green River trona beds are collectively the largest deposit of trona and the undisputed largest source of raw material feed for the production of natural soda ash in the world. The origin of the trona deposits is the result of very unusual, geological circumstances.  Sodium-rich springs are believed to have fed ancient Lake Gosiute, a large, shallow inland lake that reached a maximum extent of over 15,000 square miles (about 40,000 sq km) around 50 million years ago. In response to repetitive cycles of lake expansion, contraction and evaporation, and changes in temperature and salinity, trona was precipitated in beds of remarkable purity and extent. In addition to trona, the evaporite sodium mineral assemblage includes variable levels of other sodium carbonate minerals as well as halite (NaCl). At least 25 beds of natural trona in the Wilkins Peak Member of the Eocene Green River Formation exceed at least locally three feet (1 m) in thickness and are estimated by the USGS to contain a cumulative resource of over 100 billion tons of trona. Individual trona beds are numbered in ascending order and trona beds of significance lie at modern depths between about 400 to 2,000 feet (120-600 m). Our current dry mining and solution mining operations exploit three trona beds, and our reserves are contained in four beds.

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

Index
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

We also extract trona by secondary recovery solution mining operations in previously dry mined portions of the Westvaco mine and in trona beds impacted by former dry mining of the Granger mine. The Granger mine and processing facility, about 10 miles (15 km) northeast of the eponymous town, operated as an underground mine from 1976 to 2002. FMC acquired the properties in 1999 by acquiring Tg Soda Ash, originally developed as a unit of Texasgulf and then owned by Elf Atochem. FMC converted the mine and mill to solution mining in 2005. In our secondary recovery solution mining operations, we pump process waters from our surface facilities, along with insoluble remnant from the processing of dry mined ore, into former underground mine workings where the insoluble constituents settle out and sodium carbonate and bicarbonate are leached from trona left behind from previous dry mining.  The return mine water is pumped back to the Westvaco and Granger surface processing facilities for recovery of sodium solids.

A diagram of our soda ash mining and processing value chain is as follows:

The following table summarizes the estimated in-place trona ore reserve of Tronox Alkali:

Mine Deposit	Reserve Category	Million metric tonnes (dry weight)	Grade (% Trona)

Dry extraction	Proven	274.5	87.9
	Probable	144.1	87.4
Dry-mining	Total Reserves	418.6	87.7

Solution mining	Proven	—
	Probable	411.0	86.8
Solution mining	Total Reserves	411.0	86.8
Tronox Alkali	Total Reserves	829.6	87.3

Our trona ore reserves are calculated from in-place trona-bearing material that can be economically and legally extracted and processed into commercial products at the time of reserve determination. Our reserves estimates are developed using industry-standard, best-practice procedures, and our disclosures have been reviewed internally and externally to ensure compliance with SEC Industry Guide 7. Dry mining reserves and solution mining reserves are fundamentally different in terms of extraction methods and costs, predicted recoveries and the procedures used for reserve calculations.

Index
Estimated dry mining ore reserves of 461.5 million short tons (418.6 million metric tonnes) include dilution from un-mineralized material within and marginal to the trona ore bed. Support pillars are excluded from dry mining reserves, but a portion of the trona contained in the pillars is recovered by solution mining, as described below. A bulk density factor of 133 lb/cu ft (2.16 g/cc) is used for conversion of volumes to mass. Key dry mining parameters include minimum trona ore bed thickness, minimum trona grade, and maximum percent insolubles. Mining cost assumptions are based on data accumulated from our 60+ years of experience in the Green River trona district.

Solution mining ore reserves of 453.1 million short tons (411.0 million metric tonnes) are reported on an in-place basis, inclusive of dilution from insoluble material that remains in the ground. The solution mining reserves are calculated using recovery parameters developed from our 20+ years of cumulative secondary recovery solution mining experience. Key factors include the surface area of remaining support pillars and other trona-mineralized surfaces exposed to liquid solutions injected into voids created by dry mining, solubility and alkalinity data, and predicted dissolution rates for sodium carbonate over residence times.

Dry mined and solution mined trona are refined into soda ash at our Westvaco and Granger facilities, located within the boundaries of their respective contiguous lease blocks, and involve multiple processing lines, steam generation facilities, evaporation ponds, spare parts warehouses, maintenance shops, and offices for engineering, production, and support staff. Our Green River trona mining and processing facilities typically operate at an effective capacity of about four million short tons (3.6 million metric tonnes) of marketable soda ash per year.

The sum of our total proven and probable reserves estimated as of December 31, 2016, was 915 million short tons (830 million metric tonnes, at an average grade of about 87% trona, equates to approximately 550 million short tons (500 million metric tonnes) of soda ash, sufficient to sustain production for over 100 years at our current rate of approximately 4 million short tons (3.6 million metric tonnes), which per year of refined soda ash. Our 2016 reserve disclosure is partially based the report of a third party consultant in mid-2015 that generated an updated reserve estimate. Our reported reserves reflect that estimate, reconciled with 2015 and 2016 depletion. Our life-of-mine plan is inherently forward-looking, under the meaning of the U.S. Securities Act of 1933 and subsequent amendments and is subject to uncertainties and unanticipated events beyond our control.

Item 3.	Legal Proceedings

Refer to Note 17 of Notes to Consolidated Financial Statements.

Item 4.	Mine Safety Disclosures

Information regarding mine safety and other regulatory actions at our mine in Green River, Wyoming is included in Exhibit 95 of this Form 10-K.

Index
PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market for our Class A ordinary shares

Our Class A Shares began trading on the New York Stock Exchange on June 18, 2012 under the symbol “TROX.” There is no public trading market for our Class B Shares, which are held by Exxaro.

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of our Class A Shares, and the dividends declared during 2016 and 2015.

	Sales Price		Dividends
	High	Low	per Share
2016
Fourth quarter	$12.03	$7.40	$0.045
Third quarter	$9.92	$4.17	$0.045
Second quarter	$8.20	$3.84	$0.045
First quarter	$6.87	$2.79	$0.25
2015
Fourth quarter	$8.60	$2.98	$0.25
Third quarter	$14.76	$3.91	$0.25
Second quarter	$22.61	$14.43	$0.25
First quarter	$24.20	$19.41	$0.25

Holders of Record

As of January 27, 2017, there were approximately 435 holders of record of Class A Shares. This does not include the shareholders that held shares of our Class A Shares in a nominee or “street-name” accounts through banks or broker-dealers. See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Index
Item 6.	Selected Financial Data

The following table sets forth selected historical financial data for the periods indicated. The statement of operations data and supplemental information for the years ended December 31, 2016 through 2013 reflect the consolidated operating results of Tronox Limited. The statement of operations data and supplemental information for the year ended December 31, 2012 reflect the consolidated operating results of Tronox Incorporated prior to June 15, 2012, and, from June 15, 2012 through December 31, 2012, reflect the consolidated operating results of Tronox Limited. The balance sheet data at December 31, 2016 through December 31, 2012 relate to Tronox Limited. This information should be read in conjunction with our Consolidated Financial Statements (including the notes thereto) and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2016	2015	2014	2013	2012

Statement of Operations Data:
Net sales	$2,093	$2,112	$1,737	$1,922	$1,832
Gross profit	247	120	207	190	264
Selling, general and administrative expenses	(210)	(217)	(192)	(187)	(239)
Restructuring expense	(1)	(21)	(15)	—	—

Income (loss) from operations	36	(118)	—	3	25
Interest and debt expense, net	(184)	(176)	(133)	(130)	(65)
Net gain (loss) on liquidation of non-operating subsidiaries	—	—	(35)	24	—
Gain (loss) on extinguishment of debt	4	—	(8)	(4)	—
Gain on bargain purchase	—	—	—	—	1,055
Other income (expense), net	(29)	28	27	46	(7)

Income (loss) before income taxes	(173)	(266)	(149)	(61)	1,008
Income tax (provision) benefit	115	(41)	(268)	(29)	125

Net income (loss)	$(58)	$(307)	$(417)	$(90)	$1,133

Income (loss) attributable to noncontrolling interest	1	11	10	36	(1)

Net income (loss) attributable to Tronox Limited	$(59)	$(318)	$(427)	$(126)	$1,134

Loss per share from continuing operations (1):
Basic	$(0.50)	$(2.75)	$(3.74)	$(1.11)	$11.37
Diluted	$(0.50)	$(2.75)	$(3.74)	$(1.11)	$11.10
Balance Sheet Data:
Working capital (2)	$731	$753	$2,015	$2,290	$1,706
Total assets (3) (4)	$4,950	$5,027	$5,024	$5,647	$5,479
Total debt (3) (4)	$3,054	$3,076	$2,352	$2,361	$1,613
Total equity (3)	$1,161	$1,110	$1,788	$2,437	$2,882
Supplemental Information:
Depreciation, depletion and amortization expense (3)	$236	$294	$295	$333	$211
Capital expenditures	$119	$191	$187	$165	$166
Dividends per share	$0.385	$1.00	$1.00	$1.00	$0.50

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
(3)
Reflects the effect of the acquisition of 100% of the Alkali business from FMC Corporation on April 1, 2015 for an aggregate purchase price of $1.65 billion in cash (the “Alkali Transaction”). See Note 22 of notes to consolidated financial statements for additional information regarding the Alkali Transaction.

(4)
Financial data for 2015 through 2012 has been adjusted to reflect our change in accounting for debt issuance costs in accordance with Accounting Standards Update 2015-03 resulting in decreases to “Other long-term assets” and “Long-term debt” in our Consolidated Balance Sheets. See Notes 2 and 14 of notes to the consolidated financial statements for additional information.

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

TiO2 Segment

We operate three TiO2 pigment facilities at the following locations: Hamilton, Mississippi; Botlek, the Netherlands; and Kwinana, Western Australia, representing an aggregate annual TiO2 production capacity of approximately 465,000 metric tons (“MT”). TiO2 is used extensively in the manufacture of paint and other coatings, plastics and paper, and in a wide range of other applications, including inks, fibers, rubber, food, cosmetics, and pharmaceuticals. Moreover, it is a critical component of everyday consumer applications due to its superior ability to cover or mask other materials effectively and efficiently relative to alternative white pigments and extenders. TiO2 is considered to be a quality of life product, and some research indicates that consumption generally increases as disposable income increases. At present, it is our belief that there is no effective mineral substitute for TiO2 because no other white pigment has the physical properties for achieving comparable opacity and brightness, or can be incorporated as cost effectively. We also operate three separate mining operations: KwaZulu-Natal (“KZN”) Sands located in South Africa, Namakwa Sands located in South Africa and Cooljarloo located in Western Australia.

Our TiO2 segment includes the following:

●	Exploration, mining, and beneficiation of mineral sands deposits;
●	Production of titanium feedstock and its co-products (including chloride slag, slag fines, rutile, synthetic rutile and leucoxene), pig iron, and zircon;
●	Production and marketing of TiO2; and
●	Electrolytic manganese dioxide manufacturing and marketing, which is primarily focused on advanced battery materials and specialty boron products.

Index
Alkali Segment

Our Alkali business is the world’s largest natural soda ash producer. We supply our soda ash to a variety of industries such as flat glass, container glass, dry detergent and chemical manufacturing. Soda ash, also known by its chemical name sodium carbonate (Na2 CO3), is a highly valued raw material in the manufacture of glass due to its properties of lowering the melting point of silica in the batch. Soda ash is also valued by detergent manufacturers for its absorptive and water softening properties. We produce our products from trona, which we mine at two sites in the Green River Basin, Wyoming. The vast majority of the world’s accessible trona reserves are located in the Green River Basin. According to historical production statistics, approximately one-quarter of global soda ash is produced from trona, with the remainder being produced synthetically, which requires chemical transformation of limestone and salt using a significantly higher amount of energy. Production of soda ash from trona is significantly less expensive than producing it synthetically. In addition, life-cycle analyses reveal that production from trona consumes less energy and produces less carbon dioxide and fewer undesirable by-products than synthetic production.

Our Alkali segment includes the following:

●	Dry mining of trona ore underground at our Westvaco facility;
●	Secondary recovery of trona from previously dry mined areas underground at our Westvaco and Granger facilities through solution mining;
●	Refining of raw trona ore into soda ash and specialty sodium alkali products; and
●	Marketing, sale and distribution of alkali products.

Our Alkali segment currently produces approximately 4 million tons of soda ash and downstream specialty products annually. All mining and processing activities related to our products take place in our facilities located in the Green River Basin of Wyoming, United States.

Segments

The reportable segments presented below represent our operating segments for which separate financial information is available and which is utilized on a regular basis by our Chief Operating Decision Maker ("CODM") to assess performance and to allocate resources.

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

Segment performance is evaluated based on segment operating income (loss), which represents the results of segment operations before unallocated costs, such as general corporate expenses not identified to a specific segment, interest expense, other income (expense), and income tax provision (benefit). See Note 24 of notes to consolidated financial statements for additional information.

Recent Developments

During the fourth quarter of 2016, we implemented various steps of an internal corporate reorganization plan to simplify our corporate structure and thereby improve operational, administrative, and commercial synergies within each of our operating segments (the “Corporate Reorganization”). As a result of the Corporate Reorganization, we reduced our cross jurisdictional financing arrangements and consequently reversed the deferred tax assets related to intercompany interest deductions. The related withholding tax accrual amounts were also reversed as a result of the Corporate Reorganization. Additionally, we reduced our deferred tax assets related to loss carryforwards which will no longer be available to utilize. The changes to deferred taxes are offset by valuation allowances and resulted in no impact to the consolidated provision for income taxes for the year ended December 31, 2016. The net income impact of the Corporate Reorganization was a benefit of $137 million in the fourth quarter of 2016, reflecting the reversal of $139 million of withholding tax accruals, offset by a foreign currency loss of $2 million. For the year ended December 31, 2016, the net income impact was $107 million, reflecting a net reduction in withholding tax accruals of $110 million, offset by a foreign currency loss of $3 million.

Index
In April 2016, we commissioned our Fairbreeze mine in KZN Province, South Africa and began depreciating assets in service. The mine serves as a replacement source of feedstock production for our Hillendale mine, which ceased mining operations in December 2013. The Fairbreeze mine is part of our KZN Sands operations, which also include a concentration plant, a mineral separation plant, and a smelter complex with two furnaces. The Fairbreeze mine has current proven and probable reserves of 182 MT ore, containing 11.7 MT THMs.

As previously announced, we continue to identify opportunities in our TiO2 segment for cost improvements, greater efficiencies, and ways to make our workplace safer. To date, our operational excellence program has focused on sustainable and continuous cost improvement achieved through a broad based engagement of our employees to identify and implement cost improvement initiatives. This program currently has approximately 300 active initiatives. The operational excellence program will also achieve improved capability through better production and maintenance systems and disciplines – this is something we expect will enable our business to grow within the market with reduced capital requirements. The TiO2 segment has also continued to leverage the integrated business establishing centers of excellence around several key technology areas common to our operating sites. The centers of excellence have enabled rapid identification and transfer of internal best practices through collaboration between sites with common technology platforms.

Our operating strategy continues to focus on matching TiO2 pigment production to market demand while keeping finished pigment inventories at or below normal levels. During 2016, our average pigment capacity utilization rate was in excess of 90% with all lines at all pigment plants in operation.

As a result of all these TiO2 initiatives, during 2016, we delivered incremental cash cost reduction of $73 million and approximately $142 million of working capital reductions. See Note 3 of notes to our consolidated financial statements for additional information regarding restructuring expense.

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

During April 2016, Natronx notified its customers of its intent to cease operations and end deliveries of product on June 30, 2016. On September 1, 2016, the Board of Directors of Natronx approved the demolition of the Natronx plant located at the Westvaco facility and other costs associated with dissolving the joint venture. A reserve of $1 million of our share of expenses related to the termination of the Natronx business, including severance and other exit activities, was recognized and included in “Selling, general and administrative expenses” in our Consolidated Statements of Operations and in “Accrued liabilities” in our Consolidated Balance Sheets as of December 31, 2016. We do not expect to incur any additional future expenses related to the termination of the Natronx business. See Note 23 of notes to our consolidated financial statements for additional information.

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

Business Environment

The following discussion includes trends and factors that may affect future operating results:

In the TiO2 segment in 2016, our pigment business benefited from a global industry recovery that began in the first quarter.  To meet healthy demand, we operated our pigment plants at high utilization rates while matching pigment production volumes to sales volumes and keeping inventory at or below normal levels. Global pigment pricing has rebounded with successive gains in each quarter of 2016. Pigment prices have risen 12% above their first quarter trough and by 9% since December 31, 2015. We believe pigment inventories, in the aggregate, are at or below normal levels at both customer and producer locations globally resulting in a continued tight supply-demand balance. During 2016, we used the majority of our high grade titanium feedstock for our pigment production and continued to reduce our titanium slag inventories. Demand in the third-party market for high grade titanium feedstock remained soft due to excessive inventory across the industry. Natural rutile sale volumes and selling prices remained below year-ago levels. Zircon sales volumes increased from 2015, while selling prices remained below year-ago levels. We expect zircon sales volumes in 2017 to exceed those of 2016 as we continue to ramp up production at our Fairbreeze mine to match market demand.

Index
In our Alkali segment, our business remains in a sold-out mode resulting from the sustaining structural cost advantage of natural soda ash relative to higher cost synthetic soda ash. Global demand for soda ash is expected to grow at about 2% compound annual growth rate through 2024. Emerging markets continue to drive much of this growth with per capita consumption of soda ash in emerging markets less than 50% of U.S. levels of 16 kg per person per year. The U.S. market for soda ash is supplied by five domestic competitors with balanced supply and demand fundamentals. These market conditions have historically resulted in prices rising for the majority of customers over the past ten years. In export markets, we anticipate that the pricing environment will continue to be driven by production costs for Chinese soda ash exporters and the timing and magnitude of additional volume from the announced expansion of soda ash capacity in Turkey. At the same time, we expect that the competitive cost position of natural soda ash relative to the higher cost synthetic process will persist and demand for natural soda ash will continue to exceed available supply.

We continue to be uniquely tax-advantaged by favorable tax loss carry forwards and other favorable tax positions. We believe these tax-advantaged factors create opportunities for our operations to benefit for years to come. See Note 5 of notes to our consolidated financial statements for additional information.

Consolidated Results of Operations

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

	Year Ended December 31,
	2016	2015	Variance
	(Millions of U.S. dollars)
Net sales	$2,093	$2,112	$(19)
Cost of goods sold	1,846	1,992	(146)

Gross profit	247	120	127
Selling, general and administrative expense	(210)	(217)	7
Restructuring expense	(1)	(21)	20

Income (loss) from operations	36	(118)	154
Interest and debt expense, net	(184)	(176)	(8)
Gain on extinguishment of debt	4	—	4
Other income (expense), net	(29)	28	(57)

Loss before income taxes	(173)	(266)	93
Income tax (provision) benefit	115	(41)	156

Net loss	$(58)	$(307)	$249

Net sales in 2016 decreased by 1% compared to 2015 due to lower selling prices and product mix of $124 million lower volumes of $84 million and unfavorable foreign currency translation of $1 million, partially offset by a full year of Alkali sales in 2016 compared to nine months in 2015, representing an impact of $190 million of net sales.

Gross profit margin in 2016 was 12% of net sales compared to 6% in the prior year. The increase was primarily due to the impact of lower net production costs and product mix of $164 million (which includes lower depletion costs of $41 million due to an increase in our estimated proven and probable reserves, lower depreciation costs of $16 million resulting from the closure of our sodium chlorate plant in Hamilton, Mississippi and the suspension of our Cooljarloo North Mine in Western Australia), favorable foreign currency translation of $49 million, a full year of Alkali results compared to nine months in 2015, representing an impact of $26 million, and a net favorable impact due to volume changes of $12 million, partially offset by the impact of lower selling prices and product mix of $124 million.

Index
Selling, general and administrative expenses in 2016 decreased by 3% compared to 2015 primarily due to $29 million of additional professional fees associated with the 2015 Alkali Transaction, partially offset by an $11 million transfer tax benefit from 2015 that did not reoccur, higher bad debt expense and employee related costs in 2016.

Restructuring expense in 2016 decreased by $20 million compared to 2015. See Note 3 of notes to consolidated financial statements.

Interest and debt expense, net increased 5% in 2016 primarily due to interest expense on our $1.5 billion senior secured term loan (the “Term Loan”) of $67 million, interest expense on our $900 million aggregate principal amount of senior notes due 2020 (the “Senior Notes due 2020”) of $57 million and interest expense on our $600 million aggregate principal amount of senior notes due 2022 (the “Senior Notes due 2022”) of $44 million. Interest and debt expense in 2015 was primarily comprised of interest expense on the Term Loan of $63 million, interest expense on the Senior Notes due 2020 of $57 million, interest expense on the Senior Notes due 2022 of $35 million and fees on the Bridge Facility of $8 million. Interest on the Senior Notes due 2022 increased by $9 million due to a full year’s interest expense in 2016 compared to a partial period interest expense in 2015. Interest on the Term Loan increased by $4 million due to a rate increase to 4.5% entirely in 2016, and between 4% and % 4.5% in 2015. Interest on the Senior Notes due 2020 was consistent with that of 2015. See Note 14 of notes to consolidated financial statements.

Gain on debt extinguishment of $4 million represents a repurchase of $16 million of face value of our Senior Notes Due 2022 at a price of 76% of par, resulting in a gain of approximately $3 million and a repurchase of $4 million of face value of our Senior Notes Due 2020 at a price of 77% of par, resulting in a gain of approximately $1 million.

Other expense, net in 2016 primarily consisted of a net realized and unrealized foreign currency loss of $32 million, offset by interest income of $3 million. Other income, net during 2015, primarily consisted of a net realized and unrealized foreign currency gain of $21 million and interest income of $7 million. The change in the net realized and unrealized foreign currency is primarily driven by the strengthening of the South African Rand as of December 31, 2016 used in the remeasurement of our U.S. dollar denominated open trade and notes receivable positions.

The effective tax rate in 2016 and 2015 differs from the Australian statutory rate of 30% primarily due to valuation allowances, income in foreign jurisdictions taxed at rates lower than 30%, and withholding tax accruals on interest income. The net income impact of the Corporate Reorganization was a benefit of $137 million in the fourth quarter of 2016, reflecting the reversal of $139 million of withholding tax accruals, offset by a foreign currency loss of $2 million. For the year ended December 31, 2016, the net income impact was $107 million, reflecting a net reduction in withholding tax accruals of $110 million, offset by a foreign currency loss of $3 million.

Operations Review of Segment Revenue and Profit

We currently operate our business in two operating and reportable segments, TiO2 and Alkali. We evaluate reportable segment performance based on segment operating profit (loss), which represents the results of segment operations before unallocated costs, such as general corporate expenses not identified to a specific segment, interest expense, other income (expense), and income tax expense (benefit). See Note 24 of notes to consolidated financial statements for additional information.

Net Sales

Net sales by segment were as follows:

	Year Ended December 31,
	2016	2015	Variance
	(Millions of U.S. dollars)
TiO2 segment	$1,309	$1,510	$(201)
Alkali segment	784	602	182

Net sales	$2,093	$2,112	$(19)

TiO2 segment

TiO2 segment net sales in 2016 decreased by 13% compared to 2015 primarily due to the impact of lower selling prices and product mix of $117 million, lower volumes of $83 million and unfavorable foreign currency translation of $1 million. The lower selling prices and selling mix impacted both feedstock and pigment products to a relatively equal extent. The impact of lower volumes primarily reflects $52 million related to the closure of our sodium chlorate plant in Hamilton, Mississippi in 2015, $83 million lower demand during 2016 for feedstock, partially offset by $52 million higher demand for pigment products.

Index
Alkali segment

Net sales in 2016 increased by 30% compared to 2015 primarily due to a full year’s net sales in 2016 compared to only nine month’s sales in 2015, representing an impact of $190 million, offset by lower selling prices of $8 million realized from ANSAC driven by lower selling prices from Chinese exporters as raw material and energy deflation, as well as currency devaluation, lowered their costs. See Note 23 of notes to consolidated financial statements for additional information.

Income (loss) from Operations

Income (loss) from operations by segments was as follows:

	Year Ended December 31,
	2016	2015	Variance
	(Millions of U.S. dollars)
TiO2 segment	$6	$(123)	$129
Alkali segment	84	69	15
Corporate	(54)	(64)	10

Income (loss) from operations	36	(118)	$154

Interest and debt expense	(184)	(176)
Gain on extinguishment of debt	4	—
Other income, net	(29)	28

Loss before income taxes	$(173)	$(266)

TiO2 segment

In 2016, income from operations increased significantly compared to 2015 primarily due to an increase in gross profit of approximately $110 million, and a decrease in restructuring expenses of $19 million. The gross profit improvement highlights the cost reduction benefits from our operational excellence program and our operating strategy that focuses on matching TiO2 pigment production to market demand while keeping finished pigment inventories at or below normal levels. For the majority of 2016, our average pigment capacity utilization rate was in excess of 90% with all lines at all pigment plants in operations. See Note 3 of notes to consolidated financial statements for additional information regarding restructuring expense.

Alkali segment

In 2016, income from operations increased by 22% compared to 2015 primarily due to a full year’s of operating results in 2016 as compared to nine months in 2015.

Corporate

In 2016, loss from operations decreased compared to 2015 primarily due to a decrease in selling, general and administrative expenses of $8 million. The decrease in selling, general and administrative expenses was principally due to $29 million of additional professional fees related to the 2015 Alkali Transaction, partially offset by an $11 million transfer tax benefit from 2015 that did not recur, higher bad debt expense and employee related costs in 2016.

Index
Consolidated Results of Operations

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

	Year Ended December 31,
	2015	2014	Variance
	(Millions of U.S. dollars)
Net sales	$2,112	$1,737	$375
Cost of goods sold	1,992	1,530	462

Gross profit	120	207	(87)
Selling, general and administrative expenses	(217)	(192)	(25)
Restructuring expenses	(21)	(15)	(6)

Income (loss) from operations	(118)	—	(118)
Interest and debt expense, net	(176)	(133)	(43)
Net loss on liquidation of non-operating subsidiaries	—	(35)	35
Loss on extinguishment of debt	—	(8)	8
Other income (expense), net	28	27	1

Loss before income taxes	(266)	(149)	(117)
Income tax provision	(41)	(268)	227

Net loss	$(307)	$(417)	$110

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

In November 2015, we ceased production at our sodium chlorate plant in Hamilton, Mississippi which resulted in a charge consisting primarily of employee severance costs, of $4 million which was recorded in “Restructuring expense” in the Consolidated Statements of Operations. In line with our goal of aligning production output to market requirements, we suspended the operation of our Cooljarloo North Mine in Western Australia on December 31, 2015, which resulted in a charge, consisting primarily of employee severance costs of $3 million which was recorded in “Restructuring expense” in the Consolidated Statements of Operations during 2015. As part of our commitment to reduce operating costs and working capital, we commenced a global restructuring of our TiO2 segment which we expect to complete during the first half of 2016. A charge, consisting primarily of employee severance costs of $14 million, was recorded in “Restructuring expense” in Consolidated Statements of Operations during 2015.

During 2014, we initiated a cost improvement initiative, for which we recorded a $15 million charge related to employee severance costs, as well as outplacement services and other associated costs, and expenses which was recorded in “Restructuring Expense” in the Consolidated Statements of Operations during 2014. See Note 3 of notes to consolidated financial statements for additional information.

Index
Interest and debt expense during 2015 is primarily comprised of interest expense on our Term Loan of $63 million, interest expense on our Senior Notes due 2020 of $57 million, interest expense on our Senior Notes due 2022 of $35 million and fees on the Bridge Facility of $8 million. Interest on the Term Loan and the Senior Notes due 2020 was consistent with that of 2014.

During 2014, we completed the liquidation of a non-operating subsidiary, Tronox Pigments International GmbH, for which we recognized a noncash loss from the realization of cumulative translation adjustments of $35 million.

During 2014, we recognized an $8 million loss on the early extinguishment of debt resulting from the write-off of deferred debt issuance costs and discount on debt associated with an amendment to the Term Loan. See Note 14 of notes to consolidated financial statements.

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

Income (loss) from Operations

Income (loss) from operations by segments was as follows:

	Year Ended December 31,
	2015	2014	Variance
	(Millions of U.S. dollars)
TiO2 segment	$(123)	$78	$(201)
Alkali segment	69	—	69
Corporate	(64)	(78)	14

Income (loss) from operations	(118)	—	$(118)

Interest and debt expense	(176)	(133)
Net loss on liquidation of non-operating subsidiaries	—	(35)
Loss on extinguishment of debt	—	(8)
Other income, net	28	27

Loss before income taxes	$(266)	$(149)

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

The net increase in lower of cost or market reserves for 2015 was primarily due to a $41 million charge associated with the sale of ilmenite to a non-TiO2 producer generated approximately $31 million in cash over the course of the subsequent 13 months (subject to specified extensions) at a contractual price that was below the carrying cost assigned to such material as part of our acquisition of Exxaro’s mineral sands business in June 2012. Lower of cost or market charges in 2015 were also related to pigment and pig iron principally resulting from lower selling prices for those products.

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

Index
Liquidity and Capital Resources

During 2016, our liquidity improved by $3 million to $533 million.

The table below presents our liquidity as of the following dates:

	December 31, 2016	December 31, 2015
Cash and cash equivalents	$248	$229
Available under the UBS Revolver	190	217
Available under the ABSA Revolver	95	84
Total	$533	$530

Historically, we have funded our operations and met our commitments through cash generated by operations. During 2012, we issued the Senior Notes due 2020 at par value. Additionally, during 2013, we obtained the Term Loan, which matures on March 19, 2020.

In addition to these cash resources, we have a $500 million global senior secured asset-based syndicated revolving credit facility with UBS AG (the “UBS Revolver”) with an available amount to borrow of $190 million at December 31, 2016, and a R1.3 billion (approximately $95 million at December 31, 2016) revolving credit facility with ABSA Bank Limited (“ABSA”) acting through its ABSA Capital Division (the “ABSA Revolver”).

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

On March 6, 2015, Evolution Escrow Issuer LLC (“Evolution”), a special purpose limited liability company organized under the laws of Delaware, was formed. Evolution was initially wholly owned by Stichting Evolution Escrow, a Dutch foundation not affiliated with the Company. On March 19, 2015, Evolution closed an offering of $600 million aggregate principal amount of its 7.50% Senior Notes due 2022. The Senior Notes due 2022 were offered and sold by Evolution in reliance on an exemption pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The Senior Notes due 2022 have not been registered under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Senior Notes due 2022 were issued under an Indenture, dated as of March 19, 2015 (the “Indenture”), between Evolution and Wilmington Trust, National Association (the “Trustee”). The Indenture and the Senior Notes due 2022 provide, among other things, that the Senior Notes due 2022 are senior unsecured obligations of Tronox Finance LLC (“Tronox Finance”). Interest is payable on the Senior Notes due 2022 on March 15 and September 15 of each year beginning on September 15, 2015 until their maturity date of March 15, 2022. On April 1, 2015, in connection with the Alkali Transaction, Evolution merged with and into Tronox Finance, and Tronox Finance assumed the obligations of Evolution under the Indenture and the Senior Notes due 2022, and the proceeds from the offering of the Senior Notes due 2022 were released to us. We and certain of our subsidiaries entered into a supplemental indenture, by and among us, Tronox Finance, the guarantors party thereto, and the Trustee, pursuant to which we and such subsidiaries became guarantors of the Senior Notes due 2022 under the Indenture.

At December 31, 2016, we had outstanding letters of credit, bank guarantees, and performance bonds of $69 million, of which $42 million were letters of credit issued under the UBS Revolver, $20 million were bank guarantees issued by ABSA, and $5 million were bank guarantees issued by Standard Bank and $2 million were performance bonds issued by Westpac Banking Corporation.

In the next twelve months, we expect that our operations and available borrowings under our revolving credit agreements will provide sufficient cash to fund our operating expenses, capital expenditures, interest payments, debt repayments, and dividends. Working capital (calculated as current assets less current liabilities) was $731 million at December 31, 2016 compared to $753 million at December 31, 2015, a decrease of $22 million, which is primarily due to dividends paid of $46 million and capital expenditures of $119 million, offset by cash provided by operations of $211 million.

Index
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

As of December 31, 2016, our credit rating with Standard & Poor’s is B+ negative outlook, and our credit rating with Moody’s is B2 negative outlook. On January 23, 2017, Standard & Poor’s lowered our corporate credit rating to B negative outlook. At December 31, 2016, we are in compliance with all our financial covenants and have sufficient borrowings and cash available to meet our short-term debt repayment in 2017.

Cash and Cash Equivalents

We consider all investments with original maturities of three months or less to be cash equivalents. As of December 31, 2016, our cash and cash equivalents were primarily invested in money market funds. We maintain cash and cash equivalents in bank deposit and money market accounts that may exceed federally insured limits. The financial institutions where our cash and cash equivalents are held are generally highly rated and geographically dispersed, and we have a policy to limit the amount of credit exposure with any one institution. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk.

The use of our cash includes servicing our interest and debt repayment obligations, making pension contributions and making quarterly dividend payments.

Repatriation of Cash

At December 31, 2016, we held $251 million in cash and cash equivalents and restricted cash in these respective jurisdictions: $29 million in Europe, $95 million in Australia, $35 million in South Africa, and $92 million in the United States. Our credit facilities limit transfers of funds from subsidiaries in the United States to certain foreign subsidiaries.

Tronox Limited has foreign subsidiaries with positive undistributed earnings at December 31, 2016. We have made no provision for deferred taxes related to these undistributed earnings because they are considered to be indefinitely reinvested in the foreign jurisdictions.

Cash Dividends on Class A and Class B Shares

During 2016, we declared and paid quarterly dividends to holders of our Class A ordinary shares (“Class A Shares”) and Class B ordinary shares (“Class B Shares”) as follows:

	Q1 2016	Q2 2016	Q3 2016	Q4 2016
Dividend per share	$0.25	$0.045	$0.045	$0.045
Total dividend	$30	$5	$5	$6
Record date (close of business)	March 4	May 16	August 17	November 16

On February 21, 2017, the Board of Directors declared a quarterly dividend of $0.045 per share to holders of our Class A Shares and Class B Shares at the close of business on March 6, 2017, totaling $5 million, which will be paid on or before March 17, 2017.

Debt Obligations

At December 31, 2016 and 2015, our net debt (the excess of our debt over cash and cash equivalents) was $2.8 billion and $2.9 billion, respectively.

Our short-term debt consisted of the UBS Revolver, defined below, and was $150 million at both December 31, 2016 and December 31, 2015. The average effective interest rates of our UBS Revolver were 4.2% and 3.5% during 2016 and 2015, respectively.

Index
Long-term debt, net of an unamortized discount and debt issuance costs, consisted of the following:

	Original Principal	Annual Interest Rate	Maturity Date	December 31, 2016	December 31, 2015
Term Loan, net of unamortized discount (1)	$1,500	Variable	3/19/2020	$1,441	$1,454
Senior Notes due 2020	$900	6.375%	8/15/2020	896	900
Senior Notes due 2022	$600	7.50%	3/15/2022	584	600
Co-generation Unit Financing Arrangement	$16	6.5%	2/1/2016	—	1
Lease financing				19	16

Total borrowings				2,940	2,971
Less: Long-term debt due within one year				(16)	(16)
Debt issuance costs				(36)	(45)

Long-term debt				$2,888	$2,910

(1)	Average effective interest rate of 4.9%, 4.7% and 4.6% during 2016, 2015 and 2014, respectively.

At December 31, 2016, we had financial covenants in the UBS Revolver, the ABSA Revolver and the Term Loan; however, only the ABSA Revolver had a financial maintenance covenant that applies to local operations and only when the ABSA Revolver is drawn upon. The Term Loan and the UBS Revolver are subject to an intercreditor agreement pursuant to which the lenders’ respective rights and interests in the security are set forth. We were in compliance with all our financial covenants as of and for the year ended December 31, 2016.

Cash Flows

Years Ended December 31, 2016 and 2015

The following table presents cash flow for the periods indicated:

	Year Ended December 31,
	2016	2015
	(Millions of U.S. dollars)
Net cash provided by operating activities	$211	$216
Net cash used in investing activities	(117)	(1,840)
Net cash provided by (used in) financing activities	(77)	603
Effect of exchange rate changes on cash	2	(26)

Net increase (decrease) in cash and cash equivalents	$19	$(1,047)

Cash and cash equivalents — end of year	$248	$229

Cash Flows provided by Operating Activities — During 2016, we had cash provided by operating activities of $211 million compared to cash provided by operating activities of $216 million during 2015. The decrease in cash provided was primarily attributable to the significant working capital reductions in 2015, partially offset by higher cash earnings in 2016.

Cash Flows used in Investing Activities — The use of cash is primarily attributable to capital expenditure of $119 million and $191 million in 2016 and 2015, respectively, including Fairbreeze, offset by $2 million of proceeds from the sale of assets in 2016 and the acquisition of Alkali for $1.65 billion in 2015.

Cash Flows provided by (used in) Financing Activities — Net cash used in financing activities during 2016 was primarily attributable to dividends paid of $46 million and principal repayments on long-term debt of $31 million. This compares to net cash provided by financing activities during 2015 of $603 million, which was primarily attributable to proceeds from debt of $750 million, $3 million of proceeds from the exercise of warrants and options offset by dividends paid of $117 million, principal repayments of $18 million on long-term debt and debt issuance costs of $15 million.

Index
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

Cash Flows provided by (used in) Financing Activities — Net cash provided by financing activities during 2015 was primarily attributable to cash received from the issuance of the Senior Notes due 2022 of $600 million and cash received on the drawdown of the UBS Revolver of $150 million, partially offset by dividends paid of $117 million, debt issuance costs paid of $15 million and principal repayments on long-term debt of $18 million. This compares to net cash used in financing activities during 2014 of $132 million, which was primarily attributable to dividends paid of $116 million and $20 million of principal repayments on long-term debt.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of December 31, 2016:

	Contractual Obligation Payments Due by Period (3)(4)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of U.S. dollars)
Long-term debt and lease financing (including interest) (1)	$3,760	$335	$367	$2,440	$618
Purchase obligations (2)	440	124	123	61	132
Operating leases	184	33	44	36	71
Asset retirement obligations	76	3	4	3	66

Total	$4,460	$495	$538	$2,540	$887

(1)	We calculated the Term Loan interest at a base rate of 1% plus a margin of 3.5%. See Note 14 of notes to our consolidated financial statements.
(2)
Includes obligations to purchase requirements of process chemicals, supplies, utilities and services. We have various purchase commitments for materials, supplies, and services entered into in the ordinary course of business. Included in the purchase commitments table above are contracts which require minimum volume purchases that extend beyond one year or are renewable annually and have been renewed for 2017. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. We believe that all of our purchase obligations will be utilized in our normal operations.

(3)	The table excludes contingent obligations, as well as any possible payments for uncertain tax positions given the inability to estimate the possible amounts and timing of any such payments.
(4)	The table excludes commitments pertaining to our pension and other postretirement obligations.

Index
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

●	Provide useful information in understanding and evaluating our operating results and comparing financial results across periods;

●	Provide a normalized view of our operating performance by excluding items that are either noncash or infrequently occurring in nature; and

●	Assist investors in assessing our compliance with financial covenants under our debt instruments.

Adjusted EBITDA is one of the primary measures management uses for planning and budgeting processes, and to monitor and evaluate financial and operating results. In addition, Adjusted EBITDA is a factor in evaluating management’s performance when determining incentive compensation.

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the periods presented:

	Year Ended December 31,
	2016	2015	2014
Net loss	$(58)	$(307)	$(417)
Interest and debt expense, net	184	176	133
Interest income	(3)	(7)	(13)
Income tax provision (benefit)	(115)	41	268
Depreciation, depletion and amortization expense	236	294	295

EBITDA	244	197	266
Amortization of inventory step-up from purchase accounting (a)	—	9	—
Alkali Transaction costs (b)	—	29	—
Share-based compensation (c)	25	22	22
Restructuring expense (d)	1	21	15
Net loss on liquidation of non-operating subsidiaries (e)	—	—	35
(Gain) loss on extinguishment of debt (f)	(4)	—	8
Foreign currency remeasurement (gain) loss (g)	32	(21)	(4)
Other items (h)	16	15	11

Adjusted EBITDA (i)	$314	$272	$353

(a)	Amortization of inventory step-up from purchase accounting related to the acquisition of the Alkali business which is included in “Cost of goods sold” in the Consolidated Statements of Operations.
(b)	One-time non-operating items and the effect of acquisition which is included in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.
(c)	Represents share-based compensation. See Note 20 of notes to consolidated financial statements.
(d)
Represents severance and other costs associated with the shutdown of our sodium chlorate plant, and other global TiO2 restructuring efforts, and the Alkali Transaction which was recorded in "Restructuring expense" in the Consolidated Statements of Operations. See Note 3 of Notes to consolidated financial statements.

(e)
During 2014, we completed the liquidation of a non-operating subsidiary, Tronox Pigments International GmbH, for which we recognized a noncash loss from the realization of cumulative translation adjustments of $35 million, which was recorded in “Net gain (loss) on liquidation of non-operating subsidiaries” in the Consolidated Statements of Operations. See Note 4 of notes to consolidated financial statements.

Index
(f)
During 2016, we recognized $4 million of gain associated with the repurchase of $20 million face value of our Senior Notes due 2020 and Senior Notes 2022, which was recorded in "Gain (loss) on extinguishment of debt" in the Consolidated Statements of Operations. During 2014, we entered into a Third Amendment to the Credit and Guaranty Agreement for the Term Loan and recognized an $8 million charge for the early extinguishment of debt resulting from the write-off of deferred debt issuance costs and discount on debt associated with the Second Amended and Restated Credit and Guaranty Agreement. See Note14 of notes to consolidated financial statements.

(g)	Represents foreign currency remeasurement which is included in “Other income (expense), net” in the Consolidated Statements of Operations.
(h)
Includes noncash pension and postretirement costs, severance expense, adjustment of transfer tax related to the Exxaro Transaction, insurance settlement gain and other items included in “Selling general and administrative expenses” and “Cost of goods sold”  in the Consolidated Statements of Operations.

(i)	No income tax impact given full valuation allowance except for South Africa related restructuring costs. See Notes 3 and 5 of notes to consolidated financial statements.

Adjusted EBITDA by segments was as follows:

	Year Ended December 31,
	2016	2015	2014
TiO2 segment	$6	$(123)	$78
Alkali segment	84	69	—
Corporate	(54)	(64)	(78)
Income (loss) from operations (U.S. GAAP)	36	(118)	—
TiO2 segment	171	246	289
Alkali segment	59	42	—
Corporate	6	6	6
Depreciation, depletion and amortization expense	236	294	295
TiO2 segment	59	92	70
Alkali segment	6	18	—
Corporate	(23)	(14)	(12)
Other	42	96	58
TiO2 segment	236	215	437
Alkali segment	149	129	—
Corporate	(71)	(72)	(84)

Adjusted EBITDA (non-U.S. GAAP)	$314	$272	$353

Index
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

Inventories, net

Pigment and Alkali inventories are stated at the lower of actual cost or market, net of allowances for obsolete and slow-moving inventory. The cost of finished goods inventories is determined using the first-in, first-out method. Carrying values include material costs, labor, and associated indirect manufacturing expenses. Costs for materials and supplies, excluding ore, are determined by average cost to acquire. Raw materials are carried at actual cost. Mineral Sands inventories are stated at the lower of the weighted-average cost of production or market. We periodically review the cost of our inventory in comparison to its net realizable value. We also periodically review our inventory for obsolescence (inventory that is no longer marketable for its intended use). In either case, we record any write-down equal to the difference between the cost of inventory and its estimated net realizable value based on assumptions about alternative uses, market conditions and other factors. Inventories expected to be sold or consumed within twelve months after the balance sheet date are classified as current assets and all other inventories are classified as non-current assets.

Business Combinations

Business acquisitions are accounted for using the acquisition method under Accounting Standards Codification (“ASC”) 805, Business Combinations, which requires recording assets acquired and liabilities assumed at fair value as of the acquisition date. Under the acquisition method of accounting, each tangible and separately identifiable intangible asset acquired and liability assumed is recorded based on their estimated fair values on the acquisition date. Acquisition related costs are expensed as incurred and are included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.

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

We evaluate the recoverability of the carrying value of long-lived assets that are held and used whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Under such circumstances, we assess whether the projected undiscounted cash flows of our long-lived assets are sufficient to recover the carrying amount of the asset group being assessed. If the undiscounted projected cash flows are not sufficient, we calculate the impairment amount by discounting the projected cash flows using our weighted-average cost of capital. For assets that satisfy the criteria to be classified as held for sale, an impairment loss, if any, is recognized to the extent the carrying amount exceeds fair value, less cost to sell.  The amount of the impairment of long-lived assets is written off against earnings in the period in which the impairment is determined.

On February 21, 2017, the Company announced that it entered into an agreement with The National Titanium Dioxide Company Ltd. (“Cristal”), and Cristal Inorganic Chemicals Netherlands Coöperatief W.A, pursuant to which it agreed to acquire Cristal’s titanium dioxide business for $1.673 billion in cash, subject to a working capital adjustment at closing, plus 37,580,000 Class A ordinary shares, par value $0.01 per share, of the Company. Concurrently with this announcement, the Company announced its intent to begin a process to sell its Alkali business. See Note 27 of notes to consolidated financial statements for additional information. As of December 31, 2016, we performed an analysis of the recoverability of our Alkali asset group under the held and used model. We used a weighted average probability approach that considered various alternative sources of cash flows to recover the carrying amount of the asset group, which included the sale of these assets and their continued use should we not sell this asset group. Our evaluation resulted in a conclusion that the carrying value of the asset group was recoverable as of December 31, 2016. Accordingly, no impairment loss was recorded during the three and twelve months periods ended December 31, 2016.

Index
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

We used the following assumptions in determining asset retirement obligations at December 31, 2016: inflation rates between 2.5% - 5.1% per year; credit adjusted risk-free interest rates between 7.0% - 16.1%; the life of mines between 12- 28 years and the useful life of assets of between 5- 34 years.

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

During 2014, our benefits committee, in response to tax and pension legislation changes, approved changes to the Netherlands pension plan which includes moving the plan from a defined benefit plan to a multi-employer plan to be administered by the industrywide Pension Fund for the Graphical Industry, effective January 1, 2015. This action eliminates the future benefit accrual for participants under the current plan effective January 1, 2015, and resulted in a curtailment gain of $3 million which was recognized in “Other income (expense), net” in the Consolidated Statements of Operations during 2014. Additionally, during 2014, our benefits committee approved changes to the unfunded U.S. postretirement healthcare plan which eliminated the pre-65 retiree medical coverage effective January 1, 2015. Retired participants will receive a one-time subsidy aggregating less than $1 million towards medical cost through a health reimbursement arrangement that we will be establishing for them. As a result of this action, we recorded a curtailment gain of $6 million during 2014, which was included in “Other income (expense), net” in the Consolidated Statements of Operations. See Note 21 of notes to consolidated financial statements.

Index
In August 2016, we agreed with the Board of Trustees of the Netherlands Pension Plan to settle the VPL portion of the plan. The VPL Plan was a small transition arrangement established in 2005 for the benefit of certain of our Botlek employees, which was added to the Netherlands Pension Plan when it was established in 2007. Under the settlement agreement, we transferred $1 million into accounts established with industrywide Pension Fund for the Graphical Industry (“PGB”) for the benefit of the participants as a full settlement of our obligation under the VPL Plan. Accordingly, during the third quarter of 2016, we recognized a curtailment gain of $1 million included in “Other income (expense), net” in the Consolidated Statement of Operations. This amount had previously been recognized in “Accumulated other comprehensive loss” in the Consolidated Balance Sheet as prior service credits. Consequently, as of August 31, 2016, we remeasured the plan assets and the projected benefit obligation of the Netherlands Pension Plan which resulted in €19 million (approximately $21 million) of actuarial losses which was recognized in “Accumulated other comprehensive loss” during the third quarter of 2016.

On November 1, 2016 (the “Settlement Date”), we agreed with the Board of Trustees to settle the remaining portion of the Netherlands Pension Plan. Under the settlement agreement, we transferred the Netherlands Botlek Pension Plan assets of $126 million to the Pension Fund for Graphical Industry (the “PGB”) for the benefit of the participants as a full settlement of our obligation under the Pension Plan. Consequently, we derecognized the pension liability from our Consolidated Balance Sheet, resulting in a settlement gain of $31 million, which was recorded in “Accumulated other comprehensive loss” in the Consolidated Balance Sheet at December 31, 2016 and a settlement loss of $2 million, which was recorded in the “Other income (expense) in the Consolidated Statement of Operations for the year ended December 31, 2016.

U.S. Plans

Discount Rate — The discount rates selected for estimation of the actuarial present value of the benefit obligations for the qualified plan were 4.25% and 4.75% as of December 31, 2016 and 2015, respectively. The 2016 and 2015 rates were selected based on the results of a cash flow matching analysis, which projected the expected cash flows of the plans using a yield curves model developed from a universe of Aa-graded U.S. currency corporate bonds (obtained from Bloomberg) with at least $50 million outstanding. Bonds with features that imply unreliable pricing, a less than certain cash flow, or other indicators of optionality are filtered out of the universe. The remaining universe is categorized into maturity groups, and within each of the maturity groups yields are ranked into percentiles.

The discount rates selected for estimating the actuarial present value of the benefit obligation of Alkali plan was 4.5% and 5.5% as of December 31, 2016 and 2015, respectively, which was selected based on the results of a cash flow matching analysis, which projected the expected cash flows of the plans using Aon Hewitt AA Above Median yield curve developed from a U.S. currency corporate bonds with at least $250 million outstanding.

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

Discount Rate — The discount rates selected for the Netherlands plan to determine 2016 and 2015 net periodic cost was 2.25% for both periods. The discount rates selected for estimating the actuarial present value of the benefit obligation of The Netherlands plan was 2.25% at both December 31, 2016 and 2015, which is based on long-term Euro corporate bond index rates that correlate with anticipated cash flows associated with future benefit payments.

Expected Long-term Rate of Return — The expected long-term rate of return assumptions for the Netherlands plan of 4.75% at both December 31, 2016 and 2015 was developed considering the portfolio mix and country-specific economic data that includes the expected long-term rates of return on local government and corporate bonds.

Recent Accounting Pronouncements

See Note 2 of notes to Consolidated Financial Statements for recently issued accounting pronouncements.

Index
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

Credit Risk

Credit risk is the risk that a borrower or a counterparty will fail to meet their obligations. A significant portion of our liquidity is concentrated in trade accounts receivable that arise from sales of our products to customers. In the case of TiO2, the high level of industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. While our customer base is more diverse in the case of the Alkali segment, we have significant exposure to credit risk in industries that are affected by cyclical economic fluctuations, such as flat glass manufacturing and mining. We perform ongoing credit evaluations of our customers and use credit risk insurance policies from time to time, as deemed appropriate, to mitigate credit risk but generally do not require collateral. Our contracts typically enable us to tighten credit terms if we perceive additional credit risk and historic losses due to write offs of bad debt have been relatively low. In addition, due to our international operations in our TiO2 segment, we are subject to potential trade restrictions and sovereign risk in certain countries we operate in. Because the Alkali segment sells to ANSAC for resale to foreign buyers, we avoid the risks of significant credit exposure to individual international buyers and regions. We maintain allowances for potential credit losses based on specific customer review and current financial conditions. During 2016, 2015 and 2014, our ten largest third-party TiO2 customers represented 22%, 29% and 34%, respectively, of our consolidated net sales. During 2016 and 2015, our ten largest third-party Alkali customers represented 24% and 18%, respectively, of our consolidated net sales. During 2016 and 2015 ANSAC accounted for 13% and 10% of our consolidated net sales. No single customer accounted for 10% of our consolidated net sales in 2014. See Note 24 of notes to consolidated financial statements for further details.

Index
Interest Rate Risk

Interest rate risk arises from the probability that changes in interest rates will impact our financial results. Our exposure to interest rate risk is minimized by the fact that our $1.5 billion of floating rate debt includes a LIBOR floor of 1%. As such, LIBOR would need to increase from the rate in effect at December 31, 2016 to greater than 1% before our borrowing rate would increase. Using a sensitivity analysis as of December 31, 2016, a hypothetical 1% increase in interest rates would result in an increase to pre-tax loss of approximately $13 million on an annualized basis. This is due to the fact that earnings on our floating rate financial assets of $248 million at December 31, 2016 would increase by the full 1% while the interest expense on our floating rate debt would increase by the full 1% on the $150 million UBS Revolver balance and less than the full 1% on our $1.5 billion Term Loan balance.

Currency Risk

Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of our assets and liabilities denominated in foreign currencies, as well as our earnings due to the translation of our balance sheets and remeasurement of our statements of operations from local currencies to U.S. dollars. We manufacture and market our products in a number of countries throughout the world and, as a result, are exposed to changes in foreign currency exchange rates, particularly in Australia, South Africa, and the Netherlands. The exposure is more prevalent in South Africa and Australia as the majority of revenues are earned in U.S. dollars while expenses are primarily incurred in local currencies. Since we are exposed to movements in the South African Rand and the Australian Dollar versus the U.S. dollar, we may enter into forward contracts to buy and sell foreign currencies as “economic hedges” for these foreign currency transactions.

Index
Item 8.	Financial Statements and Supplementary Data

Index
Report of Independent Registered Public Accounting Firm

To the Board of Directors
and Shareholders of Tronox Limited

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of changes in shareholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Tronox Limited and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Stamford, Connecticut
February 23, 2017

Index
TRONOX LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
(Millions of U.S. dollars, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Net sales	$2,093	$2,112	$1,737
Cost of goods sold	1,846	1,992	1,530

Gross profit	247	120	207
Selling, general and administrative expenses	(210)	(217)	(192)
Restructuring expense	(1)	(21)	(15)

Income (loss) from operations	36	(118)	—
Interest and debt expense, net	(184)	(176)	(133)
Net loss on liquidation of non-operating subsidiaries	—	—	(35)
Gain (loss) on extinguishment of debt	4	—	(8)
Other income (expense), net	(29)	28	27

Loss before income taxes	(173)	(266)	(149)
Income tax (provision) benefit	115	(41)	(268)

Net loss	$(58)	$(307)	$(417)

Net income attributable to noncontrolling interest	1	11	10

Net loss attributable to Tronox Limited	$(59)	$(318)	$(427)

Loss per share, basic and diluted	$(0.50)	$(2.75)	$(3.74)

Weighted average shares outstanding, basic and diluted (in thousands)	116,161	115,566	114,281

See notes to consolidated financial statements.

Index
TRONOX LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Millions of U.S. dollars)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(58)	$(307)	$(417)
Other comprehensive income (loss):
Foreign currency translation adjustments	119	(292)	(95)
Pension and postretirement plans:
Actuarial gains (losses), net of taxes of less than $1 million in 2016, 2015, and 2014	(18)	12	(83)
Amortization of unrecognized actuarial losses, net of taxes of less than $1 million in 2016, 2015 and 2014	2	3	1
Prior service credit (no tax impact, see Note 5)	(4)	—	(3)
Pension and postretirement benefit curtailments gain (loss) (no tax impact, see Note 5)	(1)	—	37
Settlement gain on the Netherlands Pension Plan, (no tax impact; See Note 5)	31	—	—
Unrealized gains on derivative financial instruments, (no tax impact; See Note 5)	3	—	—

Other comprehensive income (loss)	132	(277)	(143)

Total comprehensive income (loss)	$74	$(584)	$(560)

Comprehensive income (loss) attributable to noncontrolling interest:
Net income	1	11	10
Foreign currency translation adjustments	31	(77)	(31)

Comprehensive income (loss) attributable to noncontrolling interest	32	(66)	(21)

Comprehensive income (loss) attributable to Tronox Limited	$42	$(518)	$(539)

See notes to consolidated financial statements.

Index
TRONOX LIMITED
CONSOLIDATED BALANCE SHEETS
(Millions of U.S. dollars, except share and per share data)

	December 31,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$248	$229
Restricted cash	3	5
Accounts receivable, net of allowance for doubtful accounts	421	391
Inventories, net	532	630
Prepaid and other assets	49	46
Total current assets	1,253	1,301
Noncurrent Assets
Property, plant and equipment, net	1,831	1,843
Mineral leaseholds, net	1,607	1,604
Intangible assets, net	223	244
Inventories, net	14	12
Other long-term assets	22	23

Total assets	$4,950	$5,027

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$181	$159
Accrued liabilities	174	180
Short-term debt	150	150
Long-term debt due within one year	16	16
Income taxes payable	1	43
Total current liabilities	522	548
Noncurrent Liabilities
Long-term debt	2,888	2,910
Pension and postretirement healthcare benefits	122	141
Asset retirement obligations	73	77
Long-term deferred tax liabilities	152	143
Other long-term liabilities	32	98

Total liabilities	3,789	3,917

Commitments and Contingencies
Shareholders’ Equity
Tronox Limited Class A ordinary shares, par value $0.01 65,998,306 shares issued and 65,165,672 shares outstanding at December 31, 2016 and 65,443,363 shares issued and 64,521,851 shares outstanding at December 31, 2015	1	1
Tronox Limited Class B ordinary shares, par value $0.01 — 51,154,280 shares issued and outstanding at December 31, 2016 and 2015	—	—
Capital in excess of par value	1,524	1,500
(Accumulated deficit) retained earnings	(13)	93
Accumulated other comprehensive loss	(495)	(596)

Total Tronox Limited shareholders’ equity	1,017	998
Noncontrolling interest	144	112

Total equity	1,161	1,110

Total liabilities and equity	$4,950	$5,027

See notes to consolidated financial statements.

Index
TRONOX LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of U.S. dollars)

	Year Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net loss	$(58)	$(307)	$(417)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	236	294	295
Corporate Reorganization	(107)	—	—
Deferred income taxes	(9)	—	237
Share-based compensation expense	25	22	20
Amortization of deferred debt issuance costs and discount on debt	11	11	10
Pension and postretirement healthcare benefit (income) expense	8	5	(3)
Net loss on liquidation of non-operating subsidiaries	—	—	35
(Gain) loss on extinguishment of debt	(4)	—	8
Amortization of fair value inventory step-up	—	9	—
Other, net	55	(4)	1
Contributions to employee pension and postretirement plans	(25)	(17)	(18)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(27)	20	23
(Increase) decrease in inventories	111	157	(101)
(Increase) decrease in prepaid and other assets	(9)	18	9
Increase (decrease) in accounts payable and accrued liabilities	8	(12)	22
Increase (decrease) in taxes payable	(4)	20	20

Cash provided by operating activities	211	216	141

Cash Flows from Investing Activities:
Capital expenditures	(119)	(191)	(187)
Proceeds from the sale of assets	2	1	—
Acquisition of business	—	(1,650)	—

Cash used in investing activities	(117)	(1,840)	(187)

Cash Flows from Financing Activities:
Repayments of debt	(31)	(18)	(20)
Proceeds from debt	—	750	—
Debt issuance costs	—	(15)	(2)
Dividends paid	(46)	(117)	(116)
Proceeds from the exercise of warrants and options	—	3	6

Cash provided by (used in) financing activities	(77)	603	(132)

Effects of exchange rate changes on cash and cash equivalents	2	(26)	(21)

Net increase (decrease) in cash and cash equivalents	19	(1,047)	(199)
Cash and cash equivalents at beginning of period	229	1,276	1,475

Cash and cash equivalents at end of period	$248	$229	$1,276

Supplemental cash flow information:
Interest paid, net	$171	$152	$126

Income taxes paid	$2	$23	$3

See notes to consolidated financial statements.

Index
TRONOX LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Millions of U.S. dollars)

	Tronox Limited Class A Ordinary Shares	Tronox Limited Class B Ordinary Shares	Capital in Excess of par Value	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Tronox Limited Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at January 1, 2014	$1	$—	$1,448	$1,073	$(284)	$2,238	$199	$2,437
Net income (loss)	—	—	—	(427)	—	(427)	10	(417)
Other comprehensive loss	—	—	—	—	(112)	(112)	(31)	(143)
Shares-based compensation	—	—	22	—	—	22	—	22
Class A and Class B share dividends	—	—	—	(117)	—	(117)	—	(117)
Warrants and options exercised	—	—	6	—	—	6	—	6

Balance at December 31, 2014	$1	$—	$1,476	$529	$(396)	$1,610	$178	$1,788
Net income (loss)	—	—	—	(318)	—	(318)	11	(307)
Other comprehensive loss	—	—	—	—	(200)	(200)	(77)	(277)
Shares-based compensation	—	—	21	—	—	21	—	21
Class A and Class B share dividends	—	—	—	(118)	—	(118)	—	(118)
Warrants and options exercised	—	—	3	—	—	3	—	3

Balance at December 31, 2015	$1	$—	$1,500	$93	$(596)	$998	$112	$1,110
Net income (loss)	—	—	—	(59)	—	(59)	1	(58)
Other comprehensive income	—	—	—	—	101	101	31	132
Shares-based compensation	—	—	25	—	—	25	—	25
Class A and Class B share dividends	—	—	—	(47)	—	(47)	—	(47)
Shares cancelled	—	—	(1)	—	—	(1)	—	(1)

Balance at December 31, 2016	$1	$—	$1,524	$(13)	$(495)	$1,017	$144	$1,161

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

On April 1, 2015 (the “Alkali Transaction Date”), we completed the acquisition of 100% of the Alkali Chemicals business (“Alkali”) from FMC Corporation (“FMC”) for an aggregate purchase price of $1.65 billion in cash (the “Alkali Transaction”).  See Note 22 for additional information regarding the Alkali Transaction.

As a result of the Alkali Transaction, we produce natural soda ash from a mineral called trona, which we mine at two facilities we own near Green River, Wyoming. Our Wyoming facilities process the trona ore into chemically pure soda ash and specialty sodium products such as sodium bicarbonate (baking soda).  We sell soda ash directly to customers in the United States (“U.S”), Canada and Europe and to the American Natural Soda Ash Corporation (“ANSAC”), a non-profit foreign sales association in which we and two other U.S. soda ash producers are members, for resale to customers elsewhere around the world. We use a portion of our soda ash at Green River to produce specialty sodium products such as sodium bicarbonate and sodium sesquicarbonate that have uses in food, animal feed, pharmaceutical, and medical applications.

In June 2012, Tronox Limited issued Class B ordinary shares (“Class B Shares”) to Exxaro Resources Limited (“Exxaro”) and one of its subsidiaries in consideration for 74% of Exxaro’s South African mineral sands business, and the existing business of Tronox Incorporated was combined with the mineral sands business in an integrated series of transactions whereby Tronox Limited became the parent company (the “Exxaro Transaction”).  Exxaro has agreed not to acquire any voting shares of Tronox Limited if, following such acquisition, Exxaro will have a voting interest in Tronox Limited of 50% or more unless Exxaro brings any proposal to make such an acquisition to the Board of Directors of Tronox Limited on a confidential basis. In the event an agreement regarding the proposal is not reached, Exxaro is permitted to make a takeover offer for all the shares of Tronox Limited not held by affiliates of Exxaro, subject to certain non-waivable conditions. At both December 31, 2016 and 2015, Exxaro held approximately 44% of the voting securities of Tronox Limited. See Note 23 for additional information regarding Exxaro transactions.

Basis of Presentation

We are considered a domestic company in Australia and, as such, are required to report in Australia under International Financial Reporting Standards (“IFRS”). Additionally, as we are not considered a “foreign private issuer” in the U.S., we are required to comply with the reporting and other requirements imposed by the U.S. securities law on U.S. domestic issuers, which, among other things, requires reporting under accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements included in this Form 10-K are prepared in conformity with U.S. GAAP. We publish our consolidated financial statements, in both U.S. GAAP and IFRS, in U.S. dollars.

Exxaro has a 26% ownership interest in each of our Tronox KZN Sands (Pty) Ltd. and Tronox Mineral Sands (Pty) Ltd. subsidiaries in order to comply with the ownership requirements of the Black Economic Empowerment (“BEE”) legislation in South Africa. We account for such ownership interest as “Noncontrolling interest” in our consolidated financial statements. See Note 19.

Our consolidated financial statements include the accounts of all majority-owned subsidiary companies. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the manner and presentation in the current period.

Index
During the year ended December 31, 2014, we recorded out-of-period adjustments that should have been recorded during 2012 that decreased cost of goods sold by $6 million, decreased loss before income taxes by $6 million, decreased net loss by $5 million and decreased loss per share by $0.03. Also during the year ended December 31, 2014, we recorded out-of-period adjustments that should have been recorded during 2013 that increased cost of goods sold by $6 million, increased selling, general and administrative expenses by $1 million, increased loss before income taxes by $7 million, increased net loss by $5 million and increased loss per share by $0.04. After evaluating the quantitative and qualitative aspects of the adjustments, we concluded that the effect of these adjustments, individually and in the aggregate, was not material to our previously issued consolidated financial statements or to our 2014 consolidated financial statements.

During the year ended December 31, 2015, we recorded out-of-period adjustments that should have been recorded in 2012 through 2014 that decreased cost of goods sold by $5 million, decreased loss before income taxes by $5 million, decreased net loss by $3 million, and decreased loss per share by $0.02. After evaluating the quantitative and qualitative aspects of the adjustments, we concluded the effect of these adjustments, individually and in the aggregate, was not material to our previously issued consolidated financial statements and was not material to our 2015 consolidated financial statements.

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

Revenue Recognition

Revenue is recognized when risk of loss and title to the product is transferred to the customer, pricing is fixed or determinable, and collection is reasonably assured. All amounts billed to a customer in a sales transaction related to shipping and handling represent revenues earned and are reported as “Net sales” in the Consolidated Statements of Operations. Accruals are made for sales returns, rebates and other allowances, which are recorded in “Net sales” in the Consolidated Statements of Operations, and are based on our historical experience and current business conditions.

Cost of Goods Sold

Cost of goods sold includes costs for purchasing, receiving, manufacturing, and distributing products, including raw materials, energy, labor, depreciation, depletion, shipping and handling, freight, warehousing, and other production costs.

Research and Development

Research and development costs, included in “Selling, general and administrative expenses” in the Consolidated Statements of Operation comprising of salaries, building costs, utilities, administrative expenses, and allocations of corporate costs, were $11 million, $13 million, and $11 million during 2016, 2015, and 2014, respectively, and were expensed as incurred.

Index
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

The amount of income taxes we pay is subject to ongoing audits by federal, state, and foreign tax authorities, which may result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We assess our income tax positions, and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions for which it is more likely than not that a tax benefit will be sustained, we record the amount that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties are accrued as part of tax expense, where applicable. If we do not believe that it is more likely than not that a tax benefit will be sustained, no tax benefit is recognized. See Note 5.

Earnings per Share

Basic and diluted earnings per share are calculated using the two-class method. Under the two-class method, earnings used to determine basic earnings per share are reduced by an amount allocated to participating securities. Participating securities include restricted shares issued under the Tronox Management Equity Incentive Plan (the “MEIP”) (see Note 20) and the T-Bucks Employee Participation Plan (“T-Bucks EPP”) (see Note 20), both of which contain non-forfeitable dividend rights. Our unexercised options, unexercised Series A and Series B Warrants (see Note 18), and unvested restricted share units do not contain non-forfeitable rights to dividends and, as such, are not considered in the calculation of basic earnings per share. Our unvested restricted shares do not have a contractual obligation to share in losses; therefore, when we record a net loss, none of the loss is allocated to participating securities. Consequently, in periods of net loss, the two class method does not have an effect on basic loss per share.

Diluted earnings per share is calculated by dividing net earnings allocable to ordinary shares by the weighted-average number of ordinary shares outstanding for the period, as adjusted for the potential dilutive effect of non-participating restricted share units, options, and Series A and Series B Warrants. The options and Series A and Series B Warrants are included in the calculation of diluted earnings per ordinary share utilizing the treasury stock method. See Note 6.

Index
Fair Value Measurement

We measure fair value on a recurring basis utilizing valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs, to the extent possible, and consider counterparty credit risk in our assessment of fair value. The fair value hierarchy is as follows:

●	Level 1 – Quoted prices in active markets for identical assets and liabilities;

●
Level 2 – Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data; and,

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities

See Note 7.

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

At December 31, 2016 and 2015, we had restricted cash in Australia related to outstanding performance bonds of $3 million and $5 million, respectively.

Accounts Receivable, net of allowance for doubtful accounts

We perform credit evaluations of our customers, and take actions deemed appropriate to mitigate credit risk. Only in certain specific occasions do we require collateral in the form of bank or parental guarantees or guarantee payments. We maintain allowances for potential credit losses based on specific customer review and current financial conditions. See Note 8.

Inventories, net

Pigment and Alkali inventories are stated at the lower of actual cost or market (“LOCM”), net of allowances for obsolete and slow-moving inventory. The cost of inventories is determined using the first-in, first-out method. Carrying values include material costs, labor, and associated indirect manufacturing expenses. Costs for materials and supplies, excluding titanium ore, are determined by average cost to acquire. Mineral Sands inventories including titanium ore are stated at the lower of the weighted-average cost of production or market. Inventory costs include those costs directly attributable to products, including all manufacturing overhead but excluding distribution costs. Raw materials are carried at actual cost.

We review, annually and at the end of each quarter, the cost of our inventory in comparison to its net realizable value. We also periodically review our inventory for obsolescence. In either case, we record any write-down equal to the difference between the cost of inventory and its estimated net realizable value based on assumptions about alternative uses, market conditions and other factors. Inventories expected to be sold or consumed within twelve months after the balance sheet date are classified as current assets and all other inventories are classified as non-current assets. See Note 9.

Index
Long Lived Assets

Property, plant and equipment, net is stated at cost less accumulated depreciation, and is depreciated over its estimated useful life using the straight-line method as follows:

Land improvements	10 — 20 years
Buildings	10 — 40 years
Machinery and equipment	3 — 25 years
Furniture and fixtures	10 years

Maintenance and repairs are expensed as incurred, except for costs of replacements or renewals that improve or extend the lives of existing properties, which are capitalized. Upon retirement or sale, the cost and related accumulated depreciation are removed from the respective account, and any resulting gain or loss is included in “Cost of goods sold” or “Selling, general, and administrative expenses” in the Consolidated Statements of Operations. See Note 10.

We capitalize interest costs on major projects that require an extended period of time to complete. See Note 14.

Mineral property acquisition costs are capitalized as tangible assets when management determines that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and anticipated exploration and development expenditures. Mineral leaseholds are depleted over their useful lives as determined under the units of production method. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property through the commencement of production are capitalized. See Note 11.

Intangible assets are stated at cost less accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives, which range from 3 to 20 years. See Note 12.

We evaluate the recoverability of the carrying value of long-lived assets that are held and used whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Under such circumstances, we assess whether the projected undiscounted cash flows of our long-lived assets are sufficient to recover the carrying amount of the asset group being assessed. If the undiscounted projected cash flows are not sufficient, we calculate the impairment amount by discounting the projected cash flows using our weighted-average cost of capital. For assets that satisfy the criteria to be classified as held for sale, an impairment loss, if any, is recognized to the extent the carrying amount exceeds fair value, less cost to sell. The amount of the impairment of long-lived assets is written off against earnings in the period in which the impairment is determined.

Business Acquisitions

Business acquisitions are accounted for using the acquisition method under Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), which requires recording assets acquired and liabilities assumed at fair value as of the acquisition date.  Under the acquisition method of accounting, each tangible and separately identifiable intangible asset acquired and liabilities assumed is recorded based on their preliminary estimated fair values on the acquisition date.  The initial valuations are derived from estimated fair value assessments and assumptions used by management. Acquisition related costs are expensed as incurred and are included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations. See Note 22.

Long-term Debt

Long-term debt is stated net of unamortized original issue premium or discount. Premiums or discounts are amortized using the effective interest method with amortization expense recorded in “Interest and debt expense, net” in the Consolidated Statements of Operations. Deferred debt issuance costs related to a recognized debt liability are presented in the Consolidated Balance Sheets as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and are amortized using the effective interest method with amortization expense recorded in “Interest and debt expense, net” in the Consolidated Statements of Operations. See Note 14.

Index
Asset Retirement Obligations

Asset retirement obligations are recorded at their estimated fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is measured using expected future cash outflows discounted at our credit-adjusted risk-free interest rate, which are considered Level 3 inputs. We classify accretion expense related to asset retirement obligations as a production cost, which is included in “Cost of goods sold” in the Consolidated Statements of Operations. See Note 15.

Derivative Instruments

Derivative instruments are recorded in the Consolidated Balance Sheets at their fair values. Changes in the fair value of derivative instruments not designated for hedge accounting treatment are recorded in “Other income (expense), net” in the Consolidated Statements of Operations. The effective portion of the change in the fair value of cash flow hedges is deferred in other comprehensive loss and is subsequently recognized in the “Cost of goods sold” in the Consolidated Statements of Operations for commodity hedges, when the hedged item impacts earnings. Changes in fair value of derivative assets and liabilities designated as hedging instruments are shown in “Other noncash items affecting net loss” within operating activities in the Consolidated Statements of Cash Flows. Any portion of the change in fair value of derivatives designated as hedging instruments that is determined to be ineffective is recorded in “Other income (expense), net” in the Consolidated Statements of Operations. See Note 16.

Environmental Remediation and Other Contingencies

We recognize a loss and record an undiscounted liability when litigation has commenced or a claim or assessment has been asserted, or, based on available information, commencement of litigation or assertion of a claim or assessment is probable, and the associated costs can be reasonably estimated. See Note 17.

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

Share-based Compensation

Equity Restricted Share and Restricted Share Unit Awards — The fair value of equity instruments is measured based on the share price on the grant date and is recognized over the vesting period. These awards contain service, market, and/or performance conditions. For awards containing only a service or a market condition, we have elected to recognize compensation costs using the straight-line method over the requisite service period for the entire award. For awards containing a market condition, the fair value of the award is measured using the Monte Carlo simulation under a lattice model approach. For awards containing a performance condition, the fair value is the grant date close price and compensation expense is not recognized until we conclude that it is probable that the performance condition will be met. We reassess the probability at least quarterly. See Note 20.

Liability Restricted Share Awards — Restricted share awards classified as liability awards contain only a service condition, and have graded vesting provisions. Liability awards are re-measured to fair value at each reporting date. See Note 20.

Option Awards — The Black-Scholes option pricing model is utilized to measure the fair value of options on the grant date. The options contain only service conditions, and have graded vesting provisions. We have elected to recognize compensation costs using the straight-line method over the requisite service period for the entire award. See Note 20.

Recently Adopted Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 simplifies the accounting for measurement-period adjustments by eliminating the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. We adopted ASU 2015-16 during the first quarter of 2016. Its adoption did not have an impact on our consolidated financial statements.

Index
In August 2015, the FASB issued ASU 2015-15, Interest – Imputation of Interest (“ASU 2015-15”) and in April 2015, the FASB issued ASU 2015-03, Interest— Imputation of Interest (“ASU 2015-03”). ASU 2015-15 and ASU 2015-03 change and simplify the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  ASU 2015-15 stated that it would also be acceptable to present debt issuance costs related to a line of credit arrangement as a direct deduction from the carrying amount of debt. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in these ASUs. We adopted these standards retroactively during the first quarter of 2016. The adoption of ASU 2015-03 resulted in decreases to long-term debt and other long term assets as of December 31, 2015 of $45 million. The adoption of ASU 2015-15 did not have an impact on our consolidated financial statements. As of December 31, 2016, debt issuance costs of $36 million are presented as a decrease to long-term debt and $4 million are presented as other long-term assets.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which requires management of all entities to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. The guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We adopted ASU 2014-15 during the fourth quarter of 2016. Its adoption did not have an impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business with the objective of adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early application of the amendments in ASU 2017-01 is allowed under certain circumstances. The amendments in ASU 2017-01 should be applied prospectively on or after the effective date. No disclosures are required at transition. The impact, if any, that ASU 2017-01 will have on our consolidated financial statements will depend on the nature of future acquisitions of assets or businesses.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires that the reconciliation of the beginning-of-period and end-of period amounts shown in the statement of cash flows include restricted cash and restricted cash equivalents. ASU 2016-18 does not define restricted cash or restricted cash equivalents, but an entity will need to disclose the nature of the restrictions. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The guidance should be applied retrospectively to all periods presented. We do not expect the adoption of ASU 2016-18 to have a material impact on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which reduces the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, recognition of the income tax consequence was not recognized until the asset was sold to an outside party. This amendment should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. ASU 2016-16 is effective for annual periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. The impact, if any, that ASU 2016-16 will have on our consolidated financial statements will depend upon future intra-entity transfers of assets other than inventory.

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

Index
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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends ASC Topic 718, Compensation – Stock Compensation which simplifies various aspects related to how share-based payments are accounted for and presented in the financial statements including income taxes and forfeitures of awards. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. We do not expect the adoption of ASU 2016-09 to have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”) which includes a lessee accounting model that recognizes two types of leases - finance leases and operating leases. The standard requires that a lessee recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or an operating lease. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. We have developed an implementation plan for adopting ASU 2016-02, which includes utilizing a software program to manage our lease obligations. We are evaluating the impact that ASU 2016-02 will have on our consolidated financial statements and have concluded that we will not early adopt ASU 2016-02. Refer to Note 17 regarding current obligations under operating lease agreements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires several new disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted, and may be applied either retrospectively or on a modified retrospective basis. Subsequent to the issuance of the May 2014 guidance, several clarifications and updates have been issued on this topic, the most recent of which was issued in December 2016. We concluded that we will not early adopt this guidance. We have developed an implementation plan for adopting ASU 2014-09 and are currently operating in line with that plan. We are evaluating the impact, if any, that ASU 2014-09, and any amendments thereto, will have on our consolidated financial statements. We concluded that we will not early adopt this guidance. We have developed an implementation plan for adopting ASU 2014-09 and are currently operating in line with that plan. We and have tentatively concluded to apply the modified retrospective basis approach to ASU 2014-09.

Index
3. Restructuring Expense

During 2014, we initiated a cost improvement initiative. The initiative resulted in a reduction in our workforce by approximately 135 employees and outside contractor positions. At December 31, 2014, the remaining liability was $4 million. During 2015, we paid $4 million of cash related to such restructuring.

In 2015, as part of our commitment to reduce operating costs and working capital, we commenced a global restructuring of our TiO2 segment, (the “Global TiO2 Restructure”), which we completed in 2016. A portion of this initiative involved a reduction in our global TiO2 workforce by approximately 500 employees and outside contractor positions. The restructuring streamlined the operations of our TiO2 segment resulting in the creation of a more commercially and operationally efficient business segment. This action resulted in a charge, consisting of employee severance and associated costs, of $14 million, which was recorded in “Restructuring expense” in the Consolidated Statements of Operations of which $2 million was paid during 2015. During 2016, we recorded an additional charge related to our TiO2 segment, consisting of employee severance costs of $1 million, which was recorded in “Restructuring expense” in the Consolidated Statements of Operations. The charge consisted of employee severance costs and other associated costs. During 2016, we made cash payments of $13 million.

As part of our cost improvement initiative, in November 2015, we ceased production at our sodium chlorate plant in Hamilton, Mississippi, (the “Sodium Chlorate Plant Restructure”), resulting in a reduction in our workforce of approximately 50 employees. This action resulted in a charge, consisting primarily of employee severance costs, of $4 million, which was recorded in “Restructuring expense” in the Consolidated Statements of Operations for the year ended December 31, 2015, of which $3 million and $1 million was paid during 2016 and 2015, respectively.

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

A summary in the changes in the liability established for restructuring, which is included in “Accrued liabilities” in the Consolidated Balance Sheets, is as follows:

	2016	2015
Balance, January 1,	$15	$4
Restructuring expense	1	21
Cash payments	(16)	(10)

Balance, December 31,	$—	$15

Restructuring expense by segment during 2016, 2015 and 2014 was as follows:

	Year Ended December 31,
	2016	2015	2014
TiO2 segment	$1	$20	$12
Corporate	—	1	3

Total	$1	$21	$15

Index
4. Other Income (Expense), Net

Other income (expense), net is comprised of the following:

	Year Ended December 31,
	2016	2015	2014
Net realized and unrealized foreign currency gains (losses)	$(32)	$21	$5
Interest income	3	7	13
Pension and postretirement benefit curtailment gains/(settlement losses) (1)	(1)	—	9
Other, net	1	—	—

Total	$(29)	$28	$27

(1)
During 2014, we recognized curtailment gains related to our U.S. postretirement healthcare plan and our Netherlands pension plan. During 2016, we recognized net settlement losses related to our Netherlands pension plan. See Note 21.

5. Income Taxes

Our operations are conducted through various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.

Income (loss) before income taxes is comprised of the following:

	Year Ended December 31,
	2016	2015	2014
Australia	$(139)	$(353)	(242)
International	(34)	87	93

Loss before income taxes	$(173)	$(266)	$(149)

The income tax (provision) benefit is summarized below:

	Year Ended December 31,
	2016	2015	2014
Australian:
Current	$65	$(17)	$(15)
Deferred	—	—	(183)
International:
Current	41	(24)	(15)
Deferred	9	—	(55)

Income tax (provision) benefit	$115	$(41)	$(268)

Index
The following table reconciles the applicable statutory income tax rates to our effective income tax rates for “Income tax (provision) benefit” as reflected in the Consolidated Statements of Operations.

	Year Ended December 31,
	2016	2015	2014
Statutory tax rate	30%	30%	30%
Increases (decreases) resulting from:
Tax rate differences	65	39	78
Disallowable expenditures	(25)	(4)	(17)
Valuation allowances	135	(89)	(1,577)
Corporate Reorganization	(188)	—	—
Anadarko litigation settlement	—	—	1,341
State NOL limitations	—	—	(15)
State rate changes	(6)	17	—
Withholding taxes	63	(15)	(24)
Prior year accruals	(4)	3	(2)
Foreign exchange	—	0	1
Tax credits	—	1	2
Branch taxation	(4)	1	4
Other, net	—	2	(1)

Effective tax rate	66%	(15)%	(180)%

The effective tax rate for each of 2016, 2015, and 2014 differs from the Australian statutory rate of 30%. Historically, the differences were primarily due to valuation allowances, income in foreign jurisdictions taxed at rates lower than 30%, and withholding tax accruals on interest income. Additionally, the effective tax rate for 2014 is impacted by $58 million and $255 million, respectively, due to increases to full valuation allowances in the Netherlands and Australia. During 2014, the Anadarko Litigation settlement of $5.2 billion provided us with additional deferred tax assets of $2.0 billion, which were offset by full valuation allowances in the United States of $2.0 billion. As a result of an ownership change on June 15, 2012, our ability to use federal losses was not impacted; however, due to state apportionment impacts and carryforward periods, our state losses were limited. This limitation which was recorded in 2014 resulted in the loss of $23 million of deferred tax assets but was fully offset by a reduction of the related valuation allowances.

During the fourth quarter of 2016, we implemented various steps of an internal corporate restructuring plan to simplify our corporate structure and thereby improve operational, administrative, and commercial synergies within each of our operating segments (the “Corporate Reorganization”). As a result of the Corporate Reorganization, we reduced our cross jurisdictional financing arrangements and consequently reversed the deferred tax assets related to intercompany interest deductions. The related withholding tax amounts were also reversed as a result of the Corporate Reorganization. Additionally, we reduced our deferred tax assets related to loss carryforwards which will no longer be available to utilize. The changes to deferred taxes are offset by valuation allowances and result in no impact to the consolidated provision for income taxes for the year ended December 31, 2016. The net income impact of the Corporate Reorganization was a benefit of $137 million in the fourth quarter of 2016, reflecting the reversal of $139 million of withholding tax accruals, offset by a foreign currency loss of $2 million. For the year ended December 31, 2016, the net income impact was $107 million, reflecting a net reduction in withholding tax accruals of $110 million, offset by of a foreign currency loss of $3 million.

Changes in our state apportionment factors, state statutory rate changes, and the acquisition of the Alkali entities, caused our overall effective state tax rates to change. Due to the large deferred tax asset created by the Anadarko litigation settlement in 2014, these state rate changes have a material impact on deferred taxes for 2015 and 2016. These are reflected within the State rate changes line above. The changes to deferred tax are offset by valuation allowances.

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

Index
Net deferred tax assets (liabilities) at December 31, 2016 and 2015 were comprised of the following:

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss and other carryforwards	$1,900	$1,614
Property, plant and equipment, net	106	343
Reserves for environmental remediation and restoration	25	23
Obligations for pension and other employee benefits	78	86
Investments	25	25
Grantor trusts	1,055	1,231
Inventories, net	11	6
Interest	326	445
Other accrued liabilities	9	11
Unrealized foreign exchange losses	1	3
Other	13	15

Total deferred tax assets	3,549	3,802
Valuation allowance associated with deferred tax assets	(3,338)	(3,576)

Net deferred tax assets	211	226

Deferred tax liabilities:
Property, plant and equipment, net	(270)	(222)
Intangible assets, net	(85)	(96)
Inventories, net	(1)	(8)
Unrealized foreign exchange gains	(2)	(40)
Other	(5)	(3)

Total deferred tax liabilities	(363)	(369)

Net deferred tax liability	$(152)	$(143)

Balance sheet classifications:
Deferred tax assets — long-term	—	—
Deferred tax liabilities — long-term	(152)	(143)

Net deferred tax liability	$(152)	$(143)

The net deferred tax liabilities reflected in the above table include deferred tax assets related to grantor trusts, which were established as Tronox Incorporated emerged from bankruptcy during 2011. The balances relate to the assets contributed to such grantor trusts by Tronox Incorporated. Additionally, as a result of the resolution of the Anadarko Litigation of $5.2 billion during 2014, we recorded additional deferred tax assets of $2.0 billion. This increase was fully offset by valuation allowances. During 2015 and 2016, the U.S. net operating loss increased as the grantor trusts spent a portion of the funds received from the litigation.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. We early adopted ASU 2015-17 during the fourth quarter of 2015 on a prospective basis. Accordingly, we classified all deferred taxes as noncurrent at December 31, 2015. The adoption did not have a material effect on our consolidated financial statements.

Index
There was a decrease to our valuation allowance of $238 million during 2016 and an increase of $231 million in 2015. The table below sets forth the changes, by jurisdiction:

	December 31,
	2016	2015
Australia	$(258)	$112
United States	20	114
The Netherlands	—	6
South Africa	—	(1)

Total increase (decrease) in valuation allowances	$(238)	$231

The decrease to our valuation allowance in Australia during 2016 is primarily the result of the Corporate Reorganization. When we reduced our deferred tax assets related to intercompany interest deductions and loss carryforwards which will no longer be available to utilize, it caused a corresponding reduction to the valuation allowance and resulted in no impact to the consolidated provision for income taxes for the year ended December 31, 2016. The increase to our valuation allowances in both Australia and the United States during 2015 was to offset deferred tax assets generated from deferred intercompany interest deductions.

At December 31, 2016, we maintain full valuation allowances related to the total net deferred tax assets in Australia, the United States, and the Netherlands, as we cannot objectively assert that these deferred tax assets are more likely than not to be realized. Future provisions for income taxes will include no tax benefits with respect to losses incurred and tax expense only to the extent of current state tax payments until the valuation allowances are eliminated. Additionally, we have valuation allowances against specific tax assets in South Africa.

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

The deferred tax assets generated by tax loss carryforwards in Australia, the United States, and the Netherlands have been fully offset by valuation allowances. The expiration of these carryforwards at December 31, 2016 is shown below. The Australian and South African tax loss carryforwards do not expire.

	Australia	U.S. Federal	U.S. State	Other	Tax Loss Carryforwards Total
2017	$—	$—	$—	$—	$—
2018	—	—	21	—	21
2019	—	—	1	—	1
2020	—	—	16	—	16
2021	—	—	3	17	20
Thereafter	—	3,880	3,942	199	8,021
No Expiration	542	—	—	17	559

Total tax loss carryforwards	$542	$3,880	$3,983	$233	$8,638

At December 31, 2016, Tronox Limited had foreign subsidiaries with undistributed earnings. Although we would not be subject to income tax on these earnings, amounts totaling $135 million could be subject to withholding tax if distributed. Tronox Incorporated no longer has foreign subsidiaries. We have made no provision for deferred taxes for Tronox Limited related to these undistributed earnings because they are considered to be indefinitely reinvested outside of the parents’ taxing jurisdictions.

Index
A reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2016 and 2015 is as follows:

	Year Ended December 31,
	2016	2015
Balance at January 1	$1	$1
Reductions for tax positions related to prior years	(1)	—

Balance at December 31	$—	$1

The noncurrent liabilities section of our Consolidated Balance Sheet does not reflect a reserve for uncertain tax positions at December 31, 2016 and reflects $1 million for December 31, 2015.

Our Australian returns are closed through 2011. However, under Australian tax laws, transfer pricing issues have no limitation period. Our U.S. returns are closed for years through 2012, with the exception of an amendment filed for the 2007 tax year. Our Netherlands returns are closed through 2012. In accordance with the Alkali Transaction, we are not liable for income taxes of the acquired companies with respect to periods prior to the Alkali Transaction Date.

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

We received a private letter ruling from the U.S. Internal Revenue Service confirming that the trusts that held the claims against Anadarko are grantor trusts of Tronox Incorporated solely for federal income tax purposes. As a result, we believe we are entitled to tax deductions equal to the amount spent by the trusts to remediate environmental matters and to compensate the injured individuals. These deductions will accrue over the life of the trusts as the $5.2 billion is spent. We believe that these expenditures and the accompanying tax deductions may continue for years. At December 31, 2014, we had recorded deferred tax assets of $2.0 billion related to the $5.2 billion of expected future tax deductions from trust expenditures. These deferred tax assets were fully offset by valuation allowances. At December 31, 2016, approximately $2 billion of the trust from the litigation proceeds have been incurred.

Index
6. Loss Per Share

The computation of basic and diluted loss per share for the periods indicated is as follows:

	Year Ended December 31,
	2016	2015	2014
Numerator – Basic and Diluted:
Net loss	$(58)	$(307)	$(417)
Less: Net income attributable to noncontrolling interest	1	11	10

Undistributed net loss	(59)	(318)	(427)
Percentage allocated to ordinary shares (1)	100%	100%	100%

Net loss available to ordinary shares	$(59)	$(318)	$(427)

Denominator – Basic and Diluted:
Weighted-average ordinary shares (in thousands)	116,161	115,566	114,281

Net loss per Ordinary Share (2):
Basic and diluted net loss per ordinary share	$(0.50)	$(2.75)	$(3.74)

(1)
Our participating securities do not have a contractual obligation to share in losses; therefore, when we have a net loss, none of the loss is allocated to participating securities. Consequently, for 2016, 2015, and 2014, the two-class method did not have an effect on our net loss per ordinary share calculation, and as such, dividends paid during the year did not impact this calculation.

(2)	Net loss per ordinary share amounts were calculated from exact, not rounded net loss and share information.

 In computing diluted net loss per share under the two-class method, we considered potentially dilutive shares. Anti-dilutive shares not recognized in the diluted net loss per share calculation were as follows:

	December 31, 2016		December 31, 2015		December 31, 2014
	Shares	Average Exercise Price	Shares	Average Exercise Price	Shares	Average Exercise Price
Options	1,970,481	$21.19	2,189,967	$21.15	2,560,875	$21.14
Series A Warrants	1,440,662	$8.51	1,354,529	$9.63	1,273,917	$11.04
Series B Warrants	1,953,207	$9.37	1,833,834	$10.63	1,715,986	$12.19
Restricted share units	5,587,331	$7.19	1,494,027	$23.04	875,776	$22.17

7. Fair Value Measurement

For financial instruments that are subsequently measured at fair value, the fair value measurement is grouped into levels. See Note 2.

At December 31, 2016, our financial instruments measured at fair value were our natural gas commodity price swap contracts and environmental rehabilitation trust, which amounted to $3 million and $13 million, respectively, and were categorized as Level 2. At December 31, 2015, the only financial instrument measured at fair value was the environmental rehabilitation trust, which amounted to $12 million and was categorized as Level 2 as it was recorded at amortized cost which approximates fair value. See Notes 15 and 16.

The carrying amounts for cash and cash equivalents, accounts receivable, other current assets, accounts payable, short-term debt, and other current liabilities approximate their fair value because of the short-term nature of these instruments.

Our debt is recorded at historical amounts. At December 31, 2016 and 2015, the fair value of the Term Loan, defined below, was $1.5 billion and $1.3 billion, respectively. At December 31, 2016 and 2015, the fair value of the Senior Notes due 2020, defined below, was $841 million and $520 million, respectively. At December 31, 2016 and 2015, the fair value of the Senior Notes due 2022, defined below, was $544 million and $347 million, respectively. We determined the fair value of the Term Loan, the Senior Notes due 2020 and the Senior Notes due 2022 using quoted market prices. The fair value hierarchy for the Term Loan, the Senior Notes due 2020 and the Senior Notes due 2022 is a Level 1 input. Balances outstanding under our UBS Revolver are carried at contracted amounts, which approximate fair value based on the short term nature of the borrowing and the variable interest rate. The fair value hierarchy for our UBS Revolver is a Level 2 input. See Note 14.

Index
8. Accounts Receivable, Net of Allowance for Doubtful Accounts

Accounts receivable, net of allowance for doubtful accounts, consisted of the following:

	December 31,
	2016	2015
Trade receivables	$408	$367
Other	15	25

Subtotal	423	392
Allowance for doubtful accounts	(2)	(1)

Accounts receivable, net of allowance for doubtful accounts	$421	$391

 Bad debt expense was $2 million for the year ended 2016, and less than $1 million for each of the years ended 2015 and 2014.  Bad debt expense was recorded in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.

9. Inventories, net

Inventories, net consisted of the following:

	December 31,
	2016	2015
Raw materials	$194	$248
Work-in-process	41	43
Finished goods, net	204	245
Materials and supplies, net (1)	107	106

Total	546	642
Less: Inventories, net – non-current	(14)	(12)

Inventories, net – current	$532	$630

(1)	Consists of processing chemicals, maintenance supplies, and spare parts, which will be consumed directly and indirectly in the production of our products.

Finished goods includes inventory on consignment of $24 million and $30 million at December 31, 2016 and 2015, respectively. At December 31, 2016 and 2015, inventory obsolescence reserves were $17 million and $18 million, respectively. At December 31, 2016 and December 31, 2015, reserves for lower of cost or market were $26 million and $63 million, respectively.

Index
10. Property, Plant and Equipment

Property, plant and equipment, net of accumulated depreciation, consisted of the following:

	December 31,
	2016	2015
Land and land improvements	$159	$143
Buildings	309	189
Machinery and equipment	1,888	1,765
Construction-in-progress	146	261
Other	50	44

Total	2,552	2,402
Less: accumulated depreciation	(721)	(559)

Property, plant and equipment, net (1)	$1,831	$1,843

(1)	Substantially all of these assets are pledged as collateral for our debt. See Note 14.

Depreciation expense related to property, plant and equipment during 2016, 2015, and 2014 was $171 million, $187 million, and $158 million, respectively, of which $167 million, $183 million, and $155 million, respectively, was recorded in “Cost of goods sold” in the Consolidated Statements of Operations. Depreciation expense of $4 million each for 2016 and 2015 and $3 million for 2014 was recorded in “Selling, general and administrative expenses” in the Consolidated Statements of Operations. In April 2016, we commissioned our Fairbreeze mine in KZN and began depreciating related assets placed in service.

11. Mineral Leaseholds, net

Mineral leaseholds, net of accumulated depletion, consisted of the following:

	December 31,
	2016	2015
Mineral leaseholds	$1,996	$1,948
Less accumulated depletion	(389)	(344)

Mineral leaseholds, net	$1,607	$1,604

Depletion expense related to mineral leaseholds during 2016, 2015, and 2014 was $40 million, $81 million, and $110 million, respectively, and was recorded in “Cost of goods sold” in the Consolidated Statements of Operations.

12. Intangible Assets, net

Intangible assets, net of accumulated amortization, consisted of the following:

	December 31, 2016			December 31, 2015
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$291	$(115)	$176	$294	$(98)	$196
TiO2 technology	32	(9)	23	32	(8)	24
Internal-use software	45	(21)	24	37	(13)	24
Other	—	—	—	9	(9)	—

Intangible assets, net	$368	$(145)	$223	$372	$(128)	$244

Amortization expense related to intangible assets was $25 million, $26 million and $27 million during 2016, 2015 and 2014, respectively, of which $24 million, $25 million and $26 million was recorded during 2016, 2015 and 2014, respectively, in “Selling general and administrative expenses” in the Consolidated Statements of Operations. During 2016, 2015 and 2014, $1 million each of amortization expense was recorded in “Cost of goods sold” in the Consolidated Statements of Operations. Estimated future amortization expense related to intangible assets is $25 million for each of the years from 2017 through 2021, and $98 million thereafter.

Index
13. Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2016	2015
Employee-related costs and benefits	$83	$69
Restructuring costs	—	15
Interest	35	35
Sales rebates	25	28
Taxes other than income taxes	10	11
Other	21	22

Accrued liabilities	$174	$180

14. Debt

Our short-term debt consisted of a UBS Revolver, defined below, and was $150 million at both December 31, 2016 and December 31, 2015. The average effective interest rates of our UBS Revolver were 4.2% and 3.5% during 2016 and 2015, respectively.

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

On April 1, 2015, in connection with the Alkali Transaction, we entered into an amended and restated asset-based revolving syndicated facility agreement with UBS, which provides for up to $500 million of revolving credit lines, with a $85 million sublimit for letters of credit with a new maturity that is the earlier of the date which is five years after the closing date and the date which is three months prior to the maturity of the Term Loan, defined below; provided that in no event shall the Revolving Maturity be earlier than June 18, 2017. Availability of revolving credit loans and letters of credit are subject to a borrowing base. Borrowings bear interest at our option, at either a base rate or an adjusted London Interbank Offered Rate (“LIBOR”) as the greatest of (a) the Administrative Agent’s prime rate, (b) the Federal funds effective rate plus 0.50% and (c) the adjusted LIBOR for a one-month period plus 1.00%. The applicable margin ranges from 0.50% to 1.00% for borrowings at the base rate and from 1.50% to 2.00% for borrowings at the adjusted LIBOR, in each case, based on the average daily borrowing availability.

On April 1, 2015, we borrowed $150 million against the UBS Revolver, which was outstanding at both December 31, 2016 and 2015. During 2016, we had no additional drawdowns or repayments on the UBS Revolver. There are $2 million of deferred debt issuance costs related to the UBS Revolver included in “Other long-term assets” in the Consolidated Balance Sheets at December 31, 2015. At December 31, 2016 and 2015, our amount available to borrow was $190 million and $217 million, respectively.

ABSA Revolving Credit Facility

 We have a R1.3 billion (approximately $95 million at December 31, 2016) revolving credit facility with ABSA Bank Limited (“ABSA”) acting through its ABSA Capital Division with a maturity date of June 14, 2017 (the “ABSA Revolver”). The ABSA Revolver bears interest at (i) the base rate (defined as one month Johannesburg Interbank Agreed Rate, which is the mid-market rate for deposits in South African Rand for a period equal to the relevant period which appears on the Reuters Screen SAFEY Page alongside the caption YLD) as of 11h00 Johannesburg time on the first day of the applicable period, plus (ii) the Margin, which is 3.9%.

 During 2016, 2015 and 2014, we had no drawdowns or repayments on the ABSA Revolver. At both December 31, 2016 and 2015, there were no outstanding borrowings on the ABSA Revolver.

Index
Long-term debt, net of an unamortized discount and debt issuance costs, consisted of the following:

	Original Principal	Annual Interest Rate	Maturity Date	December 31, 2016	December 31, 2015
Term Loan, net of unamortized discount (1)	$1,500	Variable	3/19/2020	$1,441	$1,454
Senior Notes due 2020	$900	6.375%	8/15/2020	896	900
Senior Notes due 2022	$600	7.50%	3/15/2022	584	600
Co-generation Unit Financing Arrangement	$16	6.50%	2/1/2016	-	1
Lease financing				19	16
Total borrowings				2,940	2,971
Less: Long-term debt due within one year				(16)	(16)
Debt issuance costs				(36)	(45)

Long-term debt				$2,888	$2,910

(1)	Average effective interest rate of 4.9%, 4.7% and 4.6% during 2016, 2015 and 2014, respectively.

At December 31, 2016, the scheduled maturities of our long-term debt were as follows:

Total Borrowings
2017	$16
2018	16
2019	16
2020	2,298
2021	1
Thereafter	598

Total	2,945
Remaining accretion associated with the Term Loan	(5)

Total borrowings	$2,940

Term Loan

On March 19, 2013, we, along with our wholly owned subsidiary, Tronox Pigments (Netherlands) B.V., and certain of our subsidiaries named as guarantors, entered into a Second Amended and Restated Credit and Guaranty Agreement (the “Second Agreement”) with Goldman Sachs Bank USA, as administrative agent and collateral agent, and Goldman Sachs Bank USA, UBS Securities LLC, Credit Suisse Securities (USA) LLC and RBC Capital Markets, as joint lead arrangers, joint bookrunners and co-syndication agents. Pursuant to the Second Agreement, we obtained a $1.5 billion senior secured term loan (the “Term Loan”). The Term Loan was issued net of an original issue discount. At December 31, 2016 and 2015, the unamortized discount was $5 million and $6 million, respectively. We made principal repayments during 2016 and 2015 of $15 million each.

On April 23, 2014, we, along with our wholly owned subsidiary, Tronox Pigments (Netherlands) B.V., and certain of our subsidiaries named as guarantors, entered into a Third Amendment to the Credit and Guaranty Agreement (the “Third Agreement”) with the lender parties thereto and Goldman Sachs Bank USA, as administrative agent, which amends the Second Agreement. The Third Agreement provides for the re-pricing of the Term Loan by replacing the existing definition of “Applicable Margin” with a grid pricing matrix dependent upon our public corporate family rating as determined by Moody’s and Standard & Poor’s (with the interest rate under the Third Agreement remaining subject to Eurodollar Rate and Base Rate floors, as defined in the Third Agreement). Pursuant to the Third Agreement, based upon our current public corporate family rating by Moody’s and Standard & Poor’s, the current interest rate per annum is 350 basis points plus LIBOR (subject to a LIBOR floor of 1% per annum) compared to 350 basis points plus LIBOR (subject to a LIBOR floor of 1% per annum) in the Second Agreement. The Third Agreement also amended certain provisions of the Second Agreement to permit us and certain of our subsidiaries to obtain new cash flow revolving credit facilities in place of our existing asset based revolving credit facility. The maturity date under the Second Agreement and all other material terms of the Second Agreement remain the same under the Third Agreement. Debt issuance cost related to the Term Loan of $17 million was recorded as a direct reduction to the carrying value of the long-term debt as described below.

Index
Senior Notes due 2020

On August 20, 2012, our wholly owned subsidiary, Tronox Finance LLC (“Tronox Finance”), completed a private placement offering of $900 million aggregate principal amount of senior notes at par value (the “Senior Notes due 2020”). The Senior Notes due 2020 bear interest semiannually at a rate equal to 6.375%, and are fully and unconditionally guaranteed on a senior, unsecured basis by us and certain of our subsidiaries. The Senior Notes due 2020 were initially offered to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act. Debt issuance costs related to the Senior Notes Due 2020 of $9 million were recorded as a direct reduction to the carrying value of the long-term debt as described below.

On September 17, 2013, Tronox Finance issued $900 million in aggregate principal amount of registered 6.375% Senior Notes due 2020 in exchange for its then existing $900 million in aggregate principal amount of its 6.375% Senior Notes due 2020. The Senior Notes due 2020 are guaranteed by Tronox and certain of its subsidiaries. See Note 25. There were no repayments during 2016 and 2015. During 2016, we repurchased $4 million of face value of notes at a price of 77% of par, resulting in a net gain of approximately $1 million which was included in “Gain (loss) on extinguishment of debt” in the Consolidated Statements of Operations.

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

On April 1, 2015, in connection with the Alkali Transaction, Evolution merged with and into Tronox Finance, Tronox Finance assumed the obligations of Evolution under the Indenture and the Senior Notes due 2022, and the proceeds from the offering were released to us to partially pay the purchase price for the Alkali Transaction. We and certain of our subsidiaries entered into a supplemental indenture (the “First Supplemental Indenture”), by and among us, Tronox Finance, the guarantors party thereto, and the Trustee, pursuant to which we and such subsidiaries became guarantors of the Senior Notes due 2022 under the Indenture. The Senior Notes due 2022 have not been registered under the Securities Act, and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements. There were no repayments during the 2016 and 2015. During 2016, we repurchased $16 million of face value of notes at a weighted average price of 76% of par, resulting in a net gain of approximately $3 million which was included in “Gain (loss) on extinguishment of debt” in the Consolidated Statements of Operations. Debt issuance costs related to the Senior Notes due 2022 of $10 million were recorded as a direct reduction of the carrying value of the long- term debt as described below.

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

Liquidity and Capital Resources

As of December 31, 2016 we had $190 million available under the $500 million UBS Revolver, $95 million available under the ABSA Revolver and $248 million in cash and cash equivalents.

Lease Financing

We have capital lease obligations in South Africa, which are payable through 2031 at a weighted average interest rate of approximately 14%.  At December 31, 2016 and 2015, assets recorded under capital lease obligations were $21 million and $18 million, respectively. Related accumulated amortization was $6 million and $5 million at December 31, 2016 and 2015, respectively. During 2016, 2015, and 2014 we made principal payments of less than $1 million for all periods.

Index
At December 31, 2016, future minimum lease payments, including interest, were as follows:

	Principal Repayments	Interest	Total Payments
2017	$1	$2	$3
2018	1	2	3
2019	1	2	3
2020	1	2	3
2021	1	2	3
Thereafter	14	11	25

Total	$19	$21	$40

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

Debt Covenants

 At December 31, 2016, we had financial covenants in the UBS Revolver, the ABSA Revolver and the Term Loan; however, only the ABSA Revolver had a financial maintenance covenant that applies to local operations and only when the ABSA Revolver is drawn upon. The Term Loan and the UBS Revolver are subject to an intercreditor agreement pursuant to which the lenders’ respective rights and interests in the security are set forth. We were in compliance with all our financial covenants as of and for the year ended December 31, 2016.

Interest and Debt Expense, Net

Interest and debt expense, net in the Consolidated Statements of Operations consisted of the following:

	Year Ended December 31,
	2016	2015	2014
Interest on debt	$174	$160	$124
Amortization of deferred debt issuance costs and discounts on debt	11	11	10
Bridge Facility	—	8	—
Capitalized interest	(4)	(6)	(3)
Other	3	3	2

Total interest and debt expense, net	$184	$176	$133

In connection with obtaining debt, we incurred debt issuance costs, which are being amortized through the respective maturity dates using the effective interest method. At both December 31, 2016 and 2015, we had deferred debt issuance costs of $4 million related to the UBS Revolver and ABSA Revolver which are recorded in “Other long-term assets” in the Consolidated Balance Sheets and $36 million and $45 million at December 31, 2016 and 2015, respectively, of Term Loan, Senior Notes due 2020 and Senior Notes due 2022, as a direct reduction of the carrying value of the long-term debt.

Index
15. Asset Retirement Obligations

Asset retirement obligations consist primarily of rehabilitation and restoration costs, landfill capping costs, decommissioning costs, and closure and post-closure costs. Activity related to asset retirement obligations was as follows:

	Year Ended December 31,
	2016	2015
Balance, January 1,	$81	$90
Additions	1	3
Accretion expense	5	5
Remeasurement/translation	1	(12)
Changes in estimates, including cost and timing of cash flows	(11)	(3)
Settlements/payments	(1)	(2)

Balance, December 31,	$76	$81

	December 31,
	2016	2015
Asset retirement obligations were classified as follows:

Current portion included in “Accrued liabilities”	$3	$4
Noncurrent portion included in “Asset retirement obligations”	73	77

Asset retirement obligations	$76	$81

We used the following assumptions in determining asset retirement obligations at December 31, 2016: inflation rates between 2.5% - 5.1% per year; credit adjusted risk-free interest rates between 7.0% -16.1%; the life of mines between 12-28 years and the useful life of assets of between 5-34 years.

During 2016, we amended our lease agreement for our TiO2 pigment facility in Botlek, the Netherlands, which included an option to extend the lease term for an additional 25 years. This amendment increased the estimated useful life used in determining the asset retirement obligation and consequently, we recognized a $10 million reduction to this liability.

Environmental Rehabilitation Trust

In accordance with applicable regulations, we have established an environmental rehabilitation trust for the prospecting and mining operations in South Africa, which receives, holds, and invests funds for the rehabilitation or management of asset retirement obligations. The trustees of the fund are appointed by us, and consist of sufficiently qualified employees capable of fulfilling their fiduciary duties. At December 31, 2016 and 2015, the environmental rehabilitation trust assets were $13 million and $12 million, respectively, which were recorded in “Other long-term assets” in the Consolidated Balance Sheets.

16. Derivative Instruments

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

Index
We formally document all relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking our hedge transactions. This process includes relating derivatives that are designated as cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. We also formally assess both at the inception of the hedge and throughout its term, whether each derivative is highly effective in offsetting changes in cash flows of the hedged item. If we determine that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, we discontinue hedge accounting with respect to that derivative prospectively. On the date the derivative instrument is entered into, we assess whether to designate the derivative a hedge of the variability of cash flows to be received or paid related to a forecasted transaction (cash flow hedge) or not. We recognize all derivatives in the Consolidated Balance Sheets at fair value.

Our currency forward contracts are not designated for hedge accounting treatment under ASC 815. As such, changes in the fair value are recorded in “Other income (expense), net” in Consolidated Statements of Operations. We did not record any gains or losses during 2016, 2015 and 2014 related to forward contracts. At both December 31, 2016 and 2015, we did not have any currency forward contracts in place.

We have designated our natural gas commodity price swap contracts, which qualify as cash flow hedges, for hedge accounting treatment under ASC 815. Our current natural gas derivative contracts matured on December 31, 2016. We perform an analysis for effectiveness of the derivatives at the end of each quarter based on the terms of the contract and the underlying item being hedged. The effective portion of the change in the fair value of cash flow hedges is deferred in other comprehensive loss and is subsequently recognized in “Cost of goods sold” in the Consolidated Statements of Operations for commodity hedges, when the hedged item impacts earnings. Changes in fair value of derivative assets and liabilities designated as hedging instruments are shown in “Other noncash items affecting net loss” within operating activities in the Consolidated Statements of Cash Flows. Any portion of the change in fair value of derivatives designated as hedging instruments that is determined to be ineffective is recorded in “Other income (expense), net” in the Consolidated Statements of Operations.

At December 31, 2016, we recorded the fair value of the natural gas hedge of $3 million in “Prepaid and other assets” in the Consolidated Balance Sheets, with the offset of $3 million unrealized gain recognized in accumulated other comprehensive loss with no tax impact which is expected to be reclassified as earnings within the next twelve months. See Note 5 to the consolidated financial statements. The current open commodity contract hedges forecasted transactions until December 31, 2017. At December 31, 2016, we had an equivalent of 4.8 MMBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contract to hedge forecasted purchases. The fair value of the natural gas commodity price contract was based on market price quotations and the use of a pricing model. The contract was considered a level 2 input in the fair value hierarchy at December 31, 2016. We did not have any natural gas hedge positions at December 31, 2015.

Index
17. Commitments and Contingencies

Leases—We lease office space, railcars, storage, and equipment under non-cancelable lease agreements, which expire on various dates through 2030. Total rental expense related to operating leases recorded in “Cost of goods sold” in the Consolidated Statements of Operations was $39 million, $38 million and $24 million during 2016, 2015 and 2014, respectively.  Total rental expense related to operating leases recorded in “Selling, general and administrative expense” in the Consolidated Statements of Operations, was $3 million each during 2016 and 2015 and $2 million during 2014.

At December 31, 2016, minimum rental commitments under non-cancelable operating leases were as follows:

Operating
2017	$33
2018	25
2019	19
2020	18
2021	18
Thereafter	71

Total	$184

Purchase Commitments—At December 31, 2016, purchase commitments were $124 million for 2017, $73 million for 2018, $50 million for 2019, $36 million for 2020, $25 million for 2021, and $132 million thereafter.

 Letters of Credit—At December 31, 2016, we had outstanding letters of credit, bank guarantees, and performance bonds of $69 million, of which $42 million were letters of credit issued under the UBS Revolver, $20 million were bank guarantees and letters of credit issued by ABSA, $5 million were bank guarantees issued by Standard Bank and $2 million were performance bonds issued by Westpac Banking Corporation.

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

Index
18. Shareholders’ Equity

The changes in outstanding Class A ordinary shares (“Class A Shares”) and Class B Shares for 2015 and 2016 were as follows:

Class A Shares:
Balance, January 1, 2015	63,968,616
Shares issued for share-based compensation	403,213
Shares issued upon warrants exercised	8,549
Shares issued upon options exercised	141,473

Balance, December 31, 2015	64,521,851
Shares issued for share-based compensation	732,724
Shares cancelled for share-based compensation	(89,062)
Shares issued upon warrants exercised	159

Balance, December 31, 2016	65,165,672

Class B Shares:
Balance at December 31, 2016 and 2015	51,154,280

Warrants

We have outstanding Series A Warrants (the “Series A Warrants”) and Series B Warrants (the “Series B Warrants”), together (the “Warrants”). At December 31, 2016, holders of the Series A Warrants and the Series B Warrants were entitled to purchase 6.02 and 6.03 of Class A Shares, respectively, and receive $12.50 in cash at an exercise price of $51.21 for each Series A Warrant and $56.51 for each Series B Warrant. The Warrants have a seven-year term from the date initially issued and will expire on February 14, 2018. A holder may exercise the Warrants by paying the applicable exercise price in cash or exercising on a cashless basis. The Warrants are freely transferable by the holder. At December 31, 2016 and 2015, there were 239,306 and 239,316 Series A Warrants outstanding, respectively, and 323,915 and 323,999 Series B Warrants outstanding, respectively.

Dividends

During 2016 and 2015, we declared and paid quarterly dividends to holders of our Class A Shares and Class B Shares as follows:

	Q1 2016	Q2 2016	Q3 2016	Q4 2016
Dividend per share	$0.25	$0.045	$0.045	$0.045
Total dividend	$30	$5	$5	$6
Record date (close of business)	March 4	May 16	August 17	November 16

	Q1 2015	Q2 2015	Q3 2015	Q4 2015
Dividend per share	$0.25	$0.25	$0.25	$0.25
Total dividend	$29	$30	$30	$29
Record date (close of business)	March 9	May 18	August 19	November 16

Index
Accumulated Other Comprehensive Loss Attributable to Tronox Limited

The tables below present changes in accumulated other comprehensive loss by component for 2016, 2015 and 2014.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains on Derivatives	Total
Balance, January 1, 2014	$(215)	$(69)	$—	$(284)
Other comprehensive loss	(99)	(46)	—	(145)
Amounts reclassified from accumulated other comprehensive loss (1)	35	(2)	—	33

Balance, December 31, 2014	$(279)	$(117)	$—	$(396)
Other comprehensive income (loss)	(215)	12	—	(203)
Amounts reclassified from accumulated other comprehensive loss	—	3	—	3

Balance, December 31, 2015	$(494)	$(102)	$—	$(596)
Other comprehensive income	88	8	4	100
Amounts reclassified from accumulated other comprehensive loss	—	2	(1)	1

Balance, December 31, 2016	$(406)	$(92)	$3	$(495)

(1)
During 2014, we completed the liquidation of a non-operating subsidiary, Tronox Pigments International GmbH, for which we recognized a noncash loss from the realization of cumulative translation adjustment of $35 million, which was recorded in “Net gain (loss) on liquidation of non-operating subsidiaries” in the Consolidated Statements of Operations

Index
19. Noncontrolling Interest

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

Noncontrolling interest activity was as follows:

Balance, January 1, 2014	$199
Net income attributable to noncontrolling interest	10
Effect of exchange rate changes	(31)

Balance, December 31, 2014	$178
Net income attributable to noncontrolling interest	11
Effect of exchange rate changes	(77)

Balance, December 31, 2015	$112
Net income attributable to noncontrolling interest	1
Effect of exchange rate changes	31

Balance, December 31, 2016	$144

20. Share-based Compensation

Share-based compensation expense consisted of the following:

	Year Ended December 31,
	2016	2015	2014
Restricted shares and restricted share units	$21	$15	$13
Options	2	5	7
T-Bucks Employee Participation Plan	2	2	2
Long-term incentive plan	—	—	(2)

Total share-based compensation expense	$25	$22	$20

Tronox Limited Management Equity Incentive Plan

On June 15, 2012, we adopted the MEIP, which permits the grant of awards that are comprised of incentive options, nonqualified options, share appreciation rights, restricted shares, restricted share units, performance awards, and other share-based awards, cash payments, and other forms as the compensation committee of the Board of Directors (the “Board”) in its discretion deems appropriate, including any combination of the above. Subject to further adjustment, the maximum number of shares which may be the subject of awards (inclusive of incentive options) is 20,781,225 Class A Shares. These shares were increased by 8,000,000 on the affirmative vote of our shareholders on May 25, 2016.

Restricted Shares

During 2016, we granted 244,362 restricted shares which vest ratably over a three-year period and 62,283 shares which vested immediately. The 62,283 restricted shares that vested immediately were granted to certain members of the Board in lieu of cash fees earned during the first and second quarters of 2016. These awards are classified as equity awards, and are accounted for using the fair value established at the grant date.

Index
The following table presents a summary of activity for 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2016	373,278	$22.02
Granted	306,645	4.16
Vested	(184,386)	16.31
Forfeited	(211,137)	22.37

Outstanding, December 31, 2016	284,400	$6.09

Expected to vest, December 31, 2016	284,400	$6.09

At December 31, 2016, there was $1 million of unrecognized compensation expense related to nonvested restricted shares which is expected to be recognized over a weighted-average period of 1.7 years. Since the restricted shares were granted to certain members of our Board as indicated above, the unrecognized compensation expense was not adjusted for estimated forfeitures. The weighted-average grant-date fair value of restricted shares granted during 2016, 2015 and 2014 was $4.16 per share, $22.60 per share, and $22.17 per share, respectively. The total fair value of restricted shares that vested during 2016, 2015 and 2014 was $3 million, $4 million, and $8 million, respectively.

Restricted Share Units (“RSUs”)

During 2016, we granted RSUs which have time and/or performance conditions. Both the time-based awards and the performance-based awards are classified as equity awards. The time-based awards vest ratably over a three-year period, and are valued at the weighted average grant date fair value. The performance-based awards cliff vest at the end of the three years. Included in the performance-based awards are RSUs for which vesting is determined by a Total Stockholder Return (“TSR”) calculation over the applicable measurement period. The TSR metric is considered a market condition for which we use a Monte Carlo simulation to determine the grant date fair value.

The following table presents a summary of activity for 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2016	1,494,027	$23.04
Granted	4,906,660	4.07
Vested	(548,338)	17.49
Forfeited	(265,018)	17.31

Outstanding, December 31, 2016	5,587,331	$7.19

Expected to vest, December 31, 2016	6,211,035	$6.81

At December 31, 2016, there was $18 million of unrecognized compensation expense related to nonvested RSUs, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.8 years. The weighted-average grant-date fair value of RSUs granted during 2016, 2015 and 2014 was $4.07 per share, $23.47 per share, and $22.37 per share, respectively. The total fair value of RSUs that vested during 2016, 2015 and 2014 was $10 million, $6 million and $3 million, respectively.

Index
Options

The following table presents a summary of activity for 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Intrinsic Value
Outstanding, January 1, 2016	2,189,967	$21.15	7.39	$—
Forfeited	(46,149)	20.98
Expired	(173,337)	20.76

Outstanding, December 31, 2016	1,970,481	$21.19	6.38	$—

Expected to vest, December 31, 2016	224,369	$22.04	7.12	$—

Exercisable, December 31, 2016	1,745,575	$21.08	6.29	$—

The aggregate intrinsic values in the table represent the total pre-tax intrinsic value (the difference between our share price at the indicated dates and the options’ exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at the end of the year. The amount will change based on the fair market value of our stock. No options were exercised during 2016 and consequently, there was no related intrinsic value. Total intrinsic value of options exercised during 2015 and 2014 was less than $1 million and $2 million, respectively. We issue new shares upon the exercise of options. Since no stock options were exercised during 2016, no cash was received. During 2015 and 2014, we received $3 million and $6 million, respectively, in cash for the exercise of stock options.

At December 31, 2016 and 2015, unrecognized compensation expense related to options, adjusted for estimated forfeitures, was less than $1 million and $3 million, respectively, which is expected to be recognized over a weighted-average period of 1 year.

We did not issue any options during 2016. During 2015 and 2014, we granted 2,380 and 915,988 options, respectively, with a weighted average grant date fair value of $7.04 and $8.19, respectively.

Fair value of options granted is determined on the grant date using the Black-Scholes option-pricing model and is recognized in earnings on a straight-line basis over the employee service period of three years, which is the vesting period. The assumptions used in the Black-Scholes option-pricing model on the grant date were as follows:

The fair value is based on the closing price of our Class A Shares on the grant date. The risk-free interest rate is based on U.S. Treasury Strips available with a maturity period consistent with the expected life assumption. The expected volatility assumption is based on historical price movements of our peer group. Dividend yield is determined based on the Company’s expected dividend payouts.

T-Bucks EPP

During 2012, we established the T-Bucks EPP for the benefit of certain qualifying employees of our South African subsidiaries. We funded the T-Bucks Trust (the “Trust”) with R124 million (approximately $15 million), which was used to acquire Class A Shares. Additional contributions may be made in the future at the discretion of the Board. The T-Bucks EPP is classified as an equity-settled shared-based payment plan, whereby participants were awarded share units in the Trust, which entitles them to receive Class A Shares upon completion of the vesting period on May 31, 2017. Participants are entitled to receive dividends on the shares during the vesting period. Forfeited shares are retained by the Trust, and are allocated to future participants. Compensation costs are recognized over the vesting period using the straight-line method. During 2012, the Trust purchased 548,234 Class A Shares at $25.79 per share, which was the fair value on the date of purchase. The balance at both December 31, 2016 and 2015 was 548,234 shares.

 Long-Term Incentive Plan

We have a long-term incentive plan (the “LTIP”) for the benefit of certain qualifying employees of Tronox subsidiaries in South Africa and Australia. The LTIP is classified as a cash settled compensation plan, and is re-measured to fair value at each reporting date. At both December 31, 2016 and 2015, the LTIP plan liability was less than $1 million.

Index
21. Pension and Other Postretirement Healthcare Benefits

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

Postretirement Healthcare Plan — We sponsored an unfunded U.S. postretirement healthcare plan. Effective January 1, 2015, we eliminated the pre-65 retiree medical programs. Participants who retired prior to January 1, 2015 received a one-time subsidy aggregating to less than $1 million towards medical cost through a health reimbursement arrangement that we established for them. Benefits under this plan for participants who have not retired by January 1, 2015 were eliminated. As a result of this action, we recorded a curtailment gain of $6 million, which was included in “Other income (expense), net” in the Consolidated Statements of Operations during 2014. Additionally, this action resulted in an unrecognized settlement gain of $3 million, which was recorded in “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheets during 2014.

Tronox Alkali Qualified Retirement Plan — As part of the Alkali Transaction, we established the Alkali Corporation Union Retirement Plan (the “Alkali Qualified Plan”) to cover eligible employees of Tronox Alkali Corporation effective April 1, 2015. The plan is open to union employees of Alkali. The Alkali Qualified Plan is the same as the FMC Corporation Employees’ Retirement Program Part II Union Hourly Employees’ Retirement Plan provided to eligible participants for services prior to the Alkali Transaction Date. These two plans are aggregated to form the full pension for eligible participants. Under the Tronox Alkali Qualified Plan, each eligible employee will automatically become a participant upon completion of one year of credited services. Retirement benefits under this plan are calculated based on the total years of service of an eligible participant, multiplied by a specified benefit rate in effect at the termination of the plan participant’s years of service. FMC will be responsible for the portion of this total benefit accrued to eligible participants for all the years of service up to March 31, 2015, and we will be responsible for the portion of the total benefit accrued to participants from April 1, 2015 up to the date of termination of a participant’s years of service.

Foreign Plans

The Netherlands Plan — On January 1, 2007, we established the TDF-Botlek Pension Fund Foundation (the “Netherlands Plan”) to provide defined pension benefits to qualifying employees of Tronox Pigments (Holland) B.V. and its related companies. During the fourth quarter of 2014, in response to the tax and pension legislation changes in the Netherlands, our benefit committee approved to end future benefit accruals under the Netherlands Plan and replaced it with a multiemployer plan effective January 1, 2015 (the “TDF-Botlek Pension Plan”). As a result of this decision, effective from January 1, 2015, benefit contributions commenced under the multiemployer plan while the Netherlands Plan became effectively “frozen”. This action ended future benefit accrual for participants under the current plan, resulting in a curtailment gain of $3 million, which was recognized in “Other income (expense), net” in the Consolidated Statements of Operations during 2014. Such amounts had previously been recognized as unamortized prior service costs in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets.

In August 2016, we agreed with the Board of Trustees of the Netherlands Pension Plan to settle the VPL portion of the plan. The VPL Plan was a small transition arrangement established in 2005 for the benefit of certain of our Botlek employees, which was added to the Netherlands Pension Plan when it was established in 2007. Under the settlement agreement, we transferred $1 million into accounts established with industrywide Pension Fund for the Graphical Industry (“PGB”) for the benefit of the participants as a full settlement of our obligation under the VPL Plan. Accordingly, during the third quarter of 2016, we recognized a curtailment gain of $1 million included in “Other income (expense), net” in the Consolidated Statement of Operations. This amount had previously been recognized in “Accumulated other comprehensive loss” in the Consolidated Balance Sheet as prior service credits. Consequently, as of August 31, 2016, we remeasured the plan assets and the projected benefit obligation of the Netherlands Pension Plan which resulted in €19 million (approximately $21 million) of actuarial losses which was recognized in “Accumulated other comprehensive loss” during the third quarter of 2016.

On November 1, 2016 (the “Settlement Date”), we agreed with the Board of Trustees to settle the remaining portion of the Netherlands Pension Plan. Under the settlement agreement, we transferred the Netherlands Botlek Pension Plan assets of $126 million to the Pension Fund for Graphical Industry (the “PGB”) for the benefit of the participants as a full settlement of our obligation under the Pension Plan. Consequently, we derecognized the pension liability from our Consolidated Balance Sheet, resulting in a settlement gain of $31 million, which was recorded in “Accumulated other comprehensive loss” in the Consolidated Balance Sheet at December 31, 2016 and a settlement loss of $2 million, which was recorded in the “Other income (expense) in the Consolidated Statement of Operations for the year ended December 31, 2016.

Index
Netherlands Collective Contribution Plan — Effective January 1, 2015, we ceased offering benefits under the Netherlands Plan to qualifying employees and established a multiemployer plan, the collective contribution plan (“CDC Plan”). Under the CDC plan, employees earn benefits based on their pensionable salaries each year determined using a career average benefit formula. The collective bargaining agreement between us and the participants require us to contribute 20.6% of the participants’ pensionable salaries into a pooled fund administered by the industrywide PGB. The pensionable salary is the annual income of employees subject to a cap, which is adjusted each year to reflect the current requirements of the Netherlands’ Wages and Salaries Tax Act of 1964. Our obligation under this new plan is limited to the fixed percentage contribution we make each year. That is, investment risks, mortality risks and other actuarial risks typically associated with a defined benefit plan are borne by the employees. Additionally, the employees are entitled to any returns generated from the investment activities of the fund.

The following table outlines the details of our participation in the CDC Plan for the year ended December 31, 2016. The CDC disclosures provided herein are based on the fund’s 2015 annual report, which is the most recently available public information. Based on the total plan assets and accumulated benefit obligation information in the plan’s annual report, the zone status was green as of December 31, 2015. A green zone status indicates that the plan was at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates whether a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented.  As of December 31, 2016, we are not aware of any financial improvement or rehabilitation plan being implemented or pending. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject.

		Pension Protection Act Zone Status			Tronox Contributions
Pension Fund	EIN/Pension Plan Number	2016	2015	FIP/RP Pending/ Implemented	2016	2015	Surcharge Imposed	Expiration date of Collective- Bargaining Agreement
PGB	NA	N/A	Green	No	4	4	No	12/31/2019

On the basis of the information available in the CDC Plan 2015 annual report, our contribution does not constitute more than 5 percent of the total contribution to the plan by all participants. During 2016, the fund did not impose any surcharge on us.

South Africa Postretirement Healthcare Plan — As part of the Exxaro Transaction, we established a post-employment healthcare plan, which provides medical and dental benefits to certain Namakwa Sands employees, retired employees and their registered dependents (the “South African Plan”). The South African Plan provides benefits as follows: (i) members employed before March 1, 1994 receive 100% post-retirement and death-in-service benefits; (ii) members employed on or after March 1, 1994 but before January 1, 2002 receive 2% per year of completed service subject to a maximum of 50% post-retirement and death-in-service benefits; and, (iii) members employed on or after January 1, 2002 receive no post-retirement and death-in-service benefits.

Index
Benefit Obligations and Funded Status — The following provides a reconciliation of beginning and ending benefit obligations, beginning and ending plan assets, funded status, and balance sheet classification of our pension and postretirement healthcare plans as of and for the years ended December 31, 2016 and 2015. The benefit obligations and plan assets associated with our principal benefit plans are measured on December 31.

	Retirement Plans		Postretirement Healthcare Plans
	Year Ended December		Year Ended December
	2016	2015	2016	2015
Change in benefit obligations:
Benefit obligation, beginning of year	$511	$581	$7	$8
Service cost	5	4	—	—
Interest cost	20	19	1	1
Net actuarial (gains) losses	43	(42)	—	—
Foreign currency rate changes	(5)	(16)	—	(2)
Contributions by plan participants	—	—	—	—
Curtailment	—	—	—	—
Settlement	(155)	—	—	—
Plan amendments	4	—	—	—
Benefits paid	(34)	(31)	—	—
Administrative expenses	(5)	(4)	—	—

Benefit obligation, end of year	384	511	8	7

Change in plan assets:
Fair value of plan assets, beginning of year	377	417	—	—
Actual return on plan assets	41	(8)	—	—
Employer contributions (1)	21	17	—	—
Settlement	(126)	—	—	—
Foreign currency rate changes	(4)	(14)	—	—
Benefits paid (1)	(34)	(31)	—	—
Administrative expenses	(5)	(4)	—	—

Fair value of plan assets, end of year	270	377	—	—

Net over (under) funded status of plans	$(114)	$(134)	$(8)	$(7)

Classification of amounts recognized in the Consolidated Balance Sheets:
Accrued liabilities	$—	$—	$—	$—
Pension and postretirement healthcare benefits	(114)	(134)	$(8)	(7)

Total liabilities	(114)	(134)	(8)	(7)
Accumulated other comprehensive (income) loss	94	104	(2)	(2)

Total	$(20)	$(30)	$(10)	$(9)

(1)	We expect 2017 contributions to be $18 million and $3 million for the qualified retirement plan and Alkali qualified retirement plan, respectively.

Index
At December 31, 2016, our qualified retirement plan was in an underfunded status of $107 million. As a result, we have a projected minimum funding requirement of $17 million for 2016, which will be payable in 2017.

	December 31, 2016			December 31, 2015
	US Qualified Plan	Alkali Qualified Plan	The Netherlands Plan	US Qualified Plan	Alkali Qualified Plan	The Netherlands Plan
Accumulated benefit obligation	$369	$15	$—	$370	$5	$135
Projected benefit obligation	(369)	(15)	—	(370)	(5)	(135)
Fair value of plan assets	262	8	—	254	2	121

Funded status - underfunded	$(107)	$(7)	$—	$(116)	$(3)	$(14)

Expected Benefit Payments — The following table shows the expected cash benefit payments for the next five years and in the aggregate for the years 2022 through 2026:

	2017	2018	2019	2020	2021	2022-2026
Retirement Plans	$28	$27	$27	$27	$27	$131
Postretirement Healthcare Plan	$—	$—	$—	$—	$—	$2

Retirement and Postretirement Healthcare Expense — The table below presents the components of net periodic cost (income) associated with the U.S. and foreign plans recognized in the Consolidated Statements of Operations for 2016, 2015, and 2014:

	Retirement Plans			Postretirement Healthcare Plans
	Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015	2014
Net periodic cost:
Service cost	$5	$4	$4	$—	$—	$1
Interest cost	20	19	21	1	1	1
Expected return on plan assets	(20)	(22)	(23)	—	—	—
Net amortization of actuarial loss	2	3	1	—	—	1
Curtailment gains	(1)	—	(3)	—	—	(6)
Settlement losses	2	—	—	—	—	—

Total net periodic cost (income)	$8	$4	$—	$1	$1	$(3)

Pretax amounts that are expected to be reclassified from “Accumulated other comprehensive loss” in the Consolidated Balance Sheets to retirement expense during 2017 related to unrecognized actuarial losses are $3 million for the U.S. retirement plans and unrecognized settlement gain of $3 million for the U.S. postretirement healthcare plan.

Assumptions — The following weighted average assumptions were used to determine net periodic cost:

	2016			2015			2014
	US Qualified Plan	Alkali Qualified Plan	Netherlands Plan	US Qualified Plan	Alkali Qualified Plan	Netherlands Plan	US Qualified Plan	Alkali Qualified Plan	Netherlands Plan
Discount rate	4.75%	5.00%	2.25%	3.75%	4.15%	2.25%	4.50%	—	3.50%
Expected return on plan assets	5.64%	4.23%	4.25%	5.95%	4.46%	4.75%	6.50%	—	4.75%
Rate of compensation increases	—	—	—	—	—	—	—	—	3.25%

Index
The following weighted average assumptions were used in estimating the actuarial present value of the plans’ benefit obligations:

	2016			2015			2014
	US Qualified Plan	Alkali Qualified Plan	Netherlands Plan (1)	US Qualified Plan	Alkali Qualified Plan	Netherlands Plan	US Qualified Plan	Alkali Qualified Plan	Netherlands Plan
Discount rate	4.25%	4.50%	1.50%	4.75%	5.00%	2.25%	3.75%	—	2.25%

(1)	This reflects the rate used to calculate the final Netherlands Plan benefit obligation immediately before the Settlement Date.

During 2014, the Society of Actuaries issued an updated mortality table and improvement scale that indicated significant mortality improvement over the prior table. We concluded that the updated table represented our best estimate of mortality. In 2016, the mortality improvement scale that had been used in the 2015 was updated by the Society of Actuaries to reflect actual experience in mortality rates. We updated our mortality assumption accordingly resulting in a decrease of $6 million to our projected benefit obligation as compared to December 31, 2015.

The following weighted-average assumptions were used in determining the actuarial present value of the South African Plan:

	2016	2015	2014
Discount rate	10.87%	10.94%	9.16%

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

Discount Rate — The discount rate selected for estimation of the actuarial present value of the benefit obligations of the qualified plan were 4.25% and 4.75% at December 31, 2016 and 2015, respectively. The 2016 and 2015 rates were selected based on the results of a cash flow matching analysis, which projected the expected cash flows of the plans using a yield curves model developed from a universe of Aa-graded U.S. currency corporate bonds (obtained from Bloomberg) with at least $50 million outstanding. Bonds with features that imply unreliable pricing, a less than certain cash flow, or other indicators of optionality are filtered out of the universe. The remaining universe is categorized into maturity groups, and within each of the maturity groups yields are ranked into percentiles.

The discount rates selected for estimating the actuarial present value of the benefit obligation of Alkali Qualified Plan were 4.50% and 5.0% as of December 31, 2016 and 2015, respectively. The 2016 and 2015 rates were selected based on the results of a cash flow matching analysis, which projected the expected cash flows of the plan using Aon Hewitt AA Above Median yield curve developed from U.S. currency corporate bonds with at least $250 million outstanding.

The discount rates selected for estimating the actuarial present value of the benefit obligation of the Netherlands Plan was 1.50% as the Settlement Date and 2.25% as of December 31, 2015. These rates were based on long-term Euro corporate bond index rates that correlate with anticipated cash flows associated with future benefit payments.

Index
Plan Assets — Asset categories and associated asset allocations for our funded retirement plans at December 31, 2016 and 2015:

	December 31,
	2016		2015
	Actual	Target	Actual	Target
Qualified Plan:
Comingled equity funds	36%	38%	37%	38%
Debt securities	61	62	61	62
Cash and cash equivalents	3	—	2	—

Total	100%	100%	100%	100%

Alkali Qualified Plan:
Debt securities	100%	100%	100%	100%

Total	100%	100%	100%	100%
Netherlands:
Equity securities	—%	—%	24%	25%
Debt securities	—	—	64	62
Real estate	—	—	11	10
Cash and cash equivalents	—	—	1	3

Total	—%	—%	100%	100%

The U.S. Qualified Plan is administered by a board-appointed committee that has fiduciary responsibility for the plan’s management. The committee maintains an investment policy stating the guidelines for the performance and allocation of plan assets, performance review procedures and updating of the policy. At least annually, the U.S. plan’s asset allocation guidelines are reviewed in light of evolving risk and return expectations.

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

Fixed-income fund managers are prohibited from investing in (i) direct real estate mortgages or commingled real estate funds, (ii) private placements above certain portfolio thresholds, (iii) tax exempt debt of state and local governments above certain portfolio thresholds, (iv) fixed income derivatives that would cause leverage, (v) guaranteed investment contracts, and (vi) Tronox securities. They are permitted to invest in debt securities issued by the U.S. government, its agencies or instrumentalities, commercial paper rated A3/P3, Federal Deposit Insurance Corporation insured certificates of deposit or bankers’ acceptances and corporate debt obligations. Each fund manager’s portfolio has an average credit rating of A or better.

The Alkali Qualified Plan is administered by a board-appointed committee that has fiduciary responsibility for the plan’s management.  The committee is responsible for the oversight and management of the plan’s investments. The committee maintains an investment policy that provides guidelines for selection and retention of investment managers or funds, allocation of plan assets and performance review procedures and updating of the policy. At least annually, the Alkali Qualified Plan’s asset allocation guidelines are reviewed in light of evolving risk and return expectations.

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

Index
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

The fair values of pension investments as of December 31, 2016 are summarized below:

	U.S. Qualified Plan
	Fair Value Measurement at December 31, 2016, Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total
Asset category:
Commingled Equity Funds	$95	(1)	$—		$—	$95
Debt securities:
Corporate	—		78	(2)	—	78
Government	81	(3)	—		—	81
Cash & cash equivalents:
Commingled cash equivalents fund	8	(4)	—		—	8

Total at fair value	$184		$78		$—	$262

(1)	For commingled equity funds owned by the funds, fair value is based on observable quoted prices on active exchanges, which are level 1 inputs.
(2)	For corporate related debt securities, the fair value is based on observable inputs of comparable market transactions, which are level 2 inputs.
(3)	For government related debt securities, the fair value is based on observable quoted prices on active exchanges, which are level 1 inputs.
(4)	For commingled cash equivalents funds, fair value is based on observable quoted prices on active exchanges, which are level 1 inputs.

Index
	Alkali Qualified Plan
	Fair Value Measurement at December 31, 2016, Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset category:
Debt securities:
Fixed income funds	$8	(1)	$—	$—	$8

Total at fair value	$8		$—	$—	$8

(1)	For commingled fixed income funds, fair value is based on observable quoted prices on active exchanges, which are Level 1 inputs.

The fair values of pension investments for the U.S. Qualified Plan as of December 31, 2015 are summarized below:

Fair Value Measurement at December 31, 2015(1)
Asset category:
Commingled Equity Funds	$93
Debt securities:
Commingled Fixed Income Funds	155
Cash & cash equivalents:
Commingled Cash Equivalents Fund	6

Total at fair value	$254

(1)	The fair values were measured at net asset value under ASC 820, Fair Value Measurement, as a practical expedient.

	Alkali Qualified Plan
	Fair Value Measurement at December 31, 2015, Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total
Asset category:
Debt securities:
US Fixed Income Funds	$1	(1)	$—		$—	$1
Commingled Fixed Income Funds	—		1	(2)	—	1

Total at fair value	$1		$1		$—	$2

(1)	For US fixed income funds owned by the funds, fair value is based on observable quoted prices on active exchanges, which are Level 1.
(2)	For commingled fixed income funds, fair value is based on observable inputs of comparable market transactions, which are Level 2 inputs.

Index
	Netherlands Pension
	Fair Value Measurement at December 31, 2015, Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total
Asset category:
Equity securities — Non-U.S. Pooled Funds	$—	$29	(1)	$—	$29
Debt securities — Non-U.S. Pooled Funds	—	77	(2)	—	77
Real Estate Pooled Funds	—	13	(3)	—	13
Cash equivalents	—	2	(4)	—	2

Total at fair value	$—	$121		$—	$121

(1)	For equity securities in the form of fund units that are redeemable at the measurement date, the unit value is deemed a Level 2 input.
(2)	For pooled fund debt securities, the fair value is based on observable inputs, but do not solely rely on quoted market prices, and are therefore deemed Level 2 inputs.
(3)	For real estate pooled funds, the fair value is based on observable inputs, but do not solely rely on quoted market prices, and are therefore deemed Level 2 inputs.
(4)	For cash equivalents, the fair value is based on observable inputs but do not solely rely on quoted market prices and are therefore deemed level 2 inputs.

Defined Contribution Plans

U.S. Savings Investment Plan

In 2006, we established the U.S. Savings Investment Plan (the “SIP”), a qualified defined contribution plan under section 401(k) of the Internal Revenue Code. Under the SIP, our regular full-time and part-time employees contribute a portion of their earnings, and we match these contributions up to a predefined threshold. Our matching contribution was 100% of the first 6% of employee contributions. Effective January 1, 2013, we established a profit sharing contribution at 6% of employees’ pay (“discretionary contribution”). The discretionary contribution is subject to our Board of Directors’ approval each year. The Board approved discretionary contribution of 6% of pay for 2016, 2015 and 2014. Our matching contribution to the SIP vests immediately; however, our discretionary contribution is subject to vesting conditions that must be satisfied over a three year vesting period. Contributions under the SIP, including our match, are invested in accordance with the investment options elected by plan participants. Compensation expenses associated with our matching contribution to the SIP was $5 million each during 2016 and 2015, and $4 million during 2014, which was included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations. Compensation expense associated with our discretionary contribution was $6 million, $5 million and $4 million in 2016 2015 and 2014, respectively, which was included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.

U.S. Benefit Restoration Plan

In 2006, we established the U.S. Benefit Restoration Plan (the “BRP”), a nonqualified defined contribution plan, for employees whose eligible compensation is expected to exceed the IRS compensation limits for qualified plans. Under the BRP, participants can contribute up to 20% of their annual compensation and incentive. Our matching contribution under the BRP is the same as the SIP. Our matching contribution under this plan vests immediately to plan participants. Contributions under the BRP, including our match, are invested in accordance with the investment options elected by plan participants. Compensation expense associated with our matching contribution to the BRP was $1 million each during 2016, 2015 and 2014 which was included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.

22. Acquisition of Alkali Chemicals Group

On April 1, 2015, we acquired Alkali because it diversifies our end markets and revenue base, and increases our participation in faster growing emerging market economies. We believe it also provides us greater opportunity to utilize a portion of our U.S. tax attributes in future periods. See Note 5 for a discussion of the tax impact of the Alkali Transaction. We accounted for the Alkali Transaction using the acquisition method under ASC 805 which requires recording assets acquired and liabilities assumed at fair value. Under the acquisition method of accounting, the assets acquired and liabilities assumed were recorded based on their preliminary estimated fair values on the Alkali Transaction Date. The results of the Alkali chemical business are included in the Alkali segment. The results of the Alkali chemical business are included in the Alkali segment. The valuations were derived from estimated fair value assessments and assumptions used by management.

Index
We funded the Alkali Transaction through existing cash and new debt. See Note 14 for further details of the Alkali Transaction financing.

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

There were no contingent liabilities currently recorded in the fair value of net assets acquired as of the Alkali Transaction Date, and the fair value of net assets acquired includes accounts receivables with book value that approximates fair value.

Index
Condensed Combined Financial Information

The following condensed financial information presents the resulting operations of Alkali from the Alkali Transaction Date to December 31, 2015:

For the period April 1, 2015 through December 31, 2015
Net sales	$602
Income from operations	$69
Net income	$52

Supplemental Pro forma financial information

The following unaudited pro forma information gives effect to the Alkali Transaction as if it had occurred on January 1, 2014. The unaudited pro forma financial information reflects certain adjustments related to the acquisition, such as (1) conforming the accounting policies of Alkali to those applied by Tronox, (2) recording certain incremental expenses resulting from purchase accounting adjustments, such as incremental depreciation expense in connection with fair value adjustments to property, plant and equipment, and depletion expense in connection with fair value adjustments to mineral leaseholds, (3) to record the effect on interest expense related to borrowings in connection with the Alkali Transaction and (4) to record the related tax effects. The unaudited pro forma financial information was adjusted to include the effect of certain non-recurring items as of January 1, 2014 such as the impact of transaction costs related to the Alkali Transaction of approximately $29 million, inventory step-up amortization of $9 million and $8 million of interest expense incurred on the Bridge Facility (see Note 14). All of these non-recurring costs were excluded from the 2015 supplemental pro forma information. The unaudited pro forma financial information is for illustrative purposes only and should not be relied upon as being indicative of the historical results that would have been obtained if the Alkali Transaction had actually occurred on that date, nor the results of operations in the future.

In accordance with ASC 805, the supplemental pro forma results of operations for 2015 and 2014, as if the Alkali Transaction had occurred on January 1, 2014, are as follows:

	Year Ended December 31,
	2015	2014
Net sales	$2,307	$2,520
Income (loss) from operations	$(67)	$67
Net loss	$(260)	$(405)
Loss per share, basic and diluted	$(2.25)	$(3.54)

23. Related Party Transactions

Exxaro

 We have service level agreements with Exxaro for research and development that expire in 2017. We also had service level agreements with Exxaro for services such as tax preparation and information technology which expired during 2015. Such service level agreements amounted to expenses of $1 million, $2 million, and $3 million during 2016, 2015 and 2014, respectively, which was included in “Selling general and administrative expense” in the Consolidated Statements of Operations. Additionally, we have a professional service agreement with Exxaro related to the Fairbreeze construction project. We made payments to Exxaro of $2 million during 2016 and $3 million each in 2015, and 2014, which was capitalized in “Property, plant and equipment, net” in our Consolidated Balance Sheets. At December 31, 2016 and 2015, we had less than $1 million and $1 million, respectively, of related party payables, which were recorded in “Accounts payable” in our Consolidated Balance Sheets.

ANSAC

 We hold a membership in ANSAC, which is responsible for promoting exports of US-produced soda ash. Under the ANSAC membership agreement, Alkali’s exports of soda ash to all markets except Canada, the European community, the European Free Trade Association and the Southern African Customs Union are exclusively through ANSAC. Certain sales and marketing costs incurred by ANSAC are charged directly to us. Selling, general and administrative expenses in the Consolidated Statement of Operations include amounts charged to us by ANSAC principally consisting of salaries, benefits, office supplies, professional fees, travel, rent and certain other costs, which amounted to $4 million and $3 million for 2016 and 2015, respectively. During 2016 and 2015, we recorded net sales to ANSAC of $276 million and $210 million, respectively, which was included in “Net sales” in the Consolidated Statements of Operations. At December 31, 2016 and 2015, we had $60 million and $47 million, respectively, of related party receivables from ANSAC which were recorded in “Accounts receivable, net of allowance for doubtful accounts” in our Consolidated Balance Sheets. At December 31, 2016 and 2015, we had related party payables due to ANSAC of $1 million and $2 million, respectively, recorded in “Accounts payable” in our Consolidated Balance Sheets. Additionally, during 2016 and 2015, “Cost of goods sold” in the Consolidated Statements of Operations included $4 million each of charges to us by ANSAC for freight costs incurred on our behalf. We did not have a liability to ANSAC at December 31, 2016 and $1 million of liabilities in 2015 for freight costs incurred on our behalf, included in “Accounts payable” in the Consolidated Balance Sheets.

Index
Natronx Technologies LLC

In connection with the Alkali Transaction, we acquired FMC’s one-third ownership interest in a joint venture, Natronx Technologies LLC (“Natronx”). Natronx manufactured and marketed sodium-based, dry sorbents for air pollution control in electric utility and industrial boiler operations. Pursuant to an agreement with Natronx, we purchased ground trona from a third-party vendor as an agent on its behalf (the “Supply Agreement”). We also provided certain administrative services such as accounting, technology and customer services to Natronx under a service level agreement (the “SLA”). We are reimbursed by Natronx for the related costs incurred under the Supply Agreement and the SLA. At December 31, 2016 and 2015, we had less than $1 million and $1 million of receivables related to these agreements, which were recorded in “Accounts receivable, net of allowance for doubtful accounts” in the Consolidated Balance Sheets.

During April 2016, Natronx notified its customers of its intent to cease operations and end deliveries of product on June 30, 2016. On September 1, 2016, the Board of Directors of Natronx approved the demolition of the plant located at Alkali’s Westvaco facility and other costs associated with dissolving the joint venture. During the second half of 2016, a reserve of $1 million, representing our one-third share of the estimated expenses related to the termination of the Natronx business, including severance and other exit activities, was recognized and included in “Selling, general and administrative expenses” in our Consolidated Statements of Operations and in “Accrued liabilities” in our Consolidated Balance Sheets as of December 31, 2016. We do not expect to incur any additional future expenses related to the termination of the Natronx business.

24. Segment Information

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

Our TiO2 operating segment includes the following:

●	exploration, mining, and beneficiation of mineral sands deposits;

●	production of titanium feedstock (including chloride slag, slag fines, and rutile), pig iron, and zircon;

●	production and marketing of TiO2; and

●	electrolytic manganese dioxide manufacturing and marketing.

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

Index
Net sales and income (loss) from operations by segment were as follows:

	Year Ended December 31,
	2016	2015	2014
TiO2 segment	$1,309	$1,510	$1,737
Alkali segment	784	602	—

Net sales	$2,093	$2,112	$1,737

TiO2 segment	$6	$(123)	$78
Alkali segment	84	69	—
Corporate	(54)	(64)	(78)

Income (loss) from operations	36	(118)	—
Interest and debt expense, net	(184)	(176)	(133)
Net loss on liquidation of non-operating subsidiaries	—	—	(35)
Gain (loss) on extinguishment of debt	4	—	(8)
Other income, net	(29)	28	27

Loss before income taxes	(173)	(266)	(149)
Income tax (provision) benefit	115	(41)	(268)

Net loss	$(58)	$(307)	$(417)

Net sales to external customers, by geographic region, based on country of production, were as follows:

	Year Ended December 31,
	2016	2015	2014
U.S. operations	$1,354	$1,223	$749
International operations:
Australia	352	380	426
South Africa	200	313	329
The Netherlands	187	196	233

Total net sales	$2,093	$2,112	$1,737

Net sales from external customers for each similar product were as follows:

	Year Ended December 31,
	2016	2015	2014
Pigment	$966	$976	$1,179
Alkali	784	602	—
Titanium feedstock and co-products	286	426	445
Electrolytic	57	108	113

Total net sales	$2,093	$2,112	$1,737

Index
During 2016, 2015 and 2014 our ten largest third-party TiO2 customers represented 22%, 29% and 34%, respectively, of our consolidated net sales. During 2016 and 2015, our ten largest third-party Alkali customers represented 24% and 18%, respectively, of our consolidated net sales. During 2016 and 2015, ANSAC accounted for 13% and 10% of our consolidated net sales. No single customer accounted for 10% of our consolidated net sales in 2014. See Note 23 for further details.

Depreciation, amortization and depletion by segment were as follows:

	Year Ended December 31,
	2016	2015	2014
TiO2 segment	$171	$246	$289
Alkali segment	59	42	—
Corporate	6	6	6

Total depreciation, amortization and depletion	$236	$294	$295

Capital expenditures by segment were as follows:

	Year Ended December 31,
	2016	2015	2014
TiO2 segment	$84	$164	$184
Alkali segment	33	26	—
Corporate	2	1	3

Total capital expenditures	$119	$191	$187

Total assets by segment were as follows:

	December 31,
	2016	2015
TiO2 segment	$2,990	$3,055
Alkali segment	1,669	1,690
Corporate	291	282

Total	$4,950	$5,027

Property, plant and equipment, net and mineral leaseholds, net, by geographic region, were as follows:

	December 31,
	2016	2015
U.S. operations	$1,663	$1,687
International operations:
South Africa	844	747
Australia	896	968
The Netherlands	35	45

Total	$3,438	$3,447

25. Guarantor Condensed Consolidating Financial Statements

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

Index
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

At December 31, 2016, certain entities which were created as part of the Corporate Reorganization were designated as non-guarantor entities. Pursuant to the Seventh Supplemental Indenture, dated as of February 14, 2017, to the Indenture, dated August 20, 2012 among Tronox Finance LLC, as Issuer, Tronox Limited as Parent, the guarantors named therein and Wilmington Trust, National Association, as trustee, these entities have been designated as guarantor entities, effective prospectively.

Index
GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Year Ended December 31, 2016
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$2,093	$(199)	$—	$—	$1,742	$550
Cost of goods sold	1,846	(206)	—	—	1,550	502

Gross profit	247	7	—	—	192	48
Selling, general and administrative expenses	(210)	3	—	(27)	(142)	(44)
Restructuring expenses	(1)	—	—	—	1	(2)

Income (loss) from operations	36	10	—	(27)	51	2
Interest and debt expense, net	(184)	—	(105)	—	(4)	(75)
Gain on extinguishment of debt	4	—	4	—	—	—
Other income (expense), net	(29)	—	—	45	64	(138)
Intercompany interest income (expense)	—	—	—	509	(562)	53
Equity in earnings of subsidiary	—	55	—	(281)	(195)	421

Income (loss) before income taxes	(173)	65	(101)	246	(646)	263
Income tax benefit (provision)	115	—	30	(305)	374	16

Net income (loss)	(58)	65	(71)	(59)	(272)	279
Net income attributable to noncontrolling interest	1	1	—	—	—	—

Net income (loss) attributable to Tronox Limited	$(59)	$64	$(71)	$(59)	$(272)	$279

Index
GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
Year Ended December 31, 2016
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net income (loss)	$(58)	$65	$(71)	$(59)	$(272)	$279
Other comprehensive income (loss):
Foreign currency translation adjustments	119	(228)	—	88	137	122
Pension and postretirement plans	10	(18)	—	10	1	17
Unrealized gain (loss) on derivative financial instruments	3	(3)	—	3	3	—

Other comprehensive income (loss)	132	(249)	—	101	141	139

Total comprehensive income (loss)	$74	$(184)	$(71)	42	$(131)	418

Comprehensive income attributable to noncontrolling interest:
Net income	1	1	—	—	—	—
Foreign currency translation adjustments	31	31	—	—	—	—

Comprehensive income attributable to noncontrolling interest	32	32	—	—	—	—

Comprehensive income (loss) attributable to Tronox Limited	$42	$(216)	$(71)	$42	$(131)	$418

Index
GUARANTOR CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2016
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Cash and cash equivalents	$248	$—	$1	$2	$181	$64
Restricted cash	3	—	—	—	3	—
Accounts receivable, net	421	—	—	—	322	99
Inventories, net	532	(13)	—	—	363	182
Other current assets	49	(842)	62	91	277	461
Investment in subsidiaries	—	(8,789)	—	1,005	4,069	3,715
Property, plant and equipment, net	1,831	—	—	—	1,322	509
Mineral leaseholds, net	1,607	—	—	—	1,236	371
Intercompany loans receivable	—	(6,365)	1,200	405	37	4,723
Other long-term assets	259	—	—	—	228	31

Total assets	$4,950	$(16,009)	$1,263	$1,503	$8,038	$10,155

LIABILITIES AND EQUITY
Short-term debt	$150	$—	$—	$—	$150	$—
Other current liabilities	372	(842)	43	484	491	196
Long-term debt	2,888	—	1,462	—	—	1,426
Intercompany loans payable	—	(6,365)	—	—	6,328	37
Other long-term liabilities	379	—	—	2	199	178

Total liabilities	3,789	(7,207)	1,505	486	7,168	1,837
Total equity	1,161	(8,802)	(242)	1,017	870	8,318

Total liabilities and equity	$4,950	$(16,009)	$1,263	$1,503	$8,038	$10,155

Index
GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2016
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Cash Flows from Operating Activities:
Net income (loss)	$(58)	$65	$(71)	$(59)	$(272)	$279
Depreciation, depletion and amortization	236	—	—	—	185	51
Other	33	(65)	(34)	124	357	(349)

Cash provided by (used in) operating activities	211	—	(105)	65	270	(19)

Cash Flows from Investing Activities:
Capital expenditures	(119)	—	—	—	(77)	(42)
Proceeds on sale of assets	2	—	—	—	1	1
Collections of intercompany loans	—	(209)	126	8	—	75
Intercompany loans	—	100	(5)	—	(95)	—

Cash provided by (used in) investing activities	(117)	(109)	121	8	(171)	34

Cash Flows from Financing Activities:
Repayments of debt	(31)	—	(15)	—	—	(16)
Repayments of intercompany loans	—	209	—	(126)	(83)	—
Proceeds from intercompany loans	—	(100)	—	100	—	—
Dividends paid	(46)	—	—	(46)	—	—

Cash provided by (used in) financing activities	(77)	109	(15)	(72)	(83)	(16)

Effects of exchange rate changes on cash and cash equivalents	2	—	—	—	—	2

Net increase in cash and cash equivalents	19	—	1	1	16	1
Cash and cash equivalents at beginning of period	$229	$—	$—	$1	$165	$63

Cash and cash equivalents at end of period	$248	$—	$1	$2	$181	$64

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

Index
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

Index
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

Index
GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2014
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Cash Flows from Operating Activities:
Net income (loss)	$(417)	$842	$(41)	$(427)	$(700)	$(91)
Depreciation, depletion and amortization	295	—	—	—	217	78
Other	263	(842)	(10)	692	286	137

Cash provided by (used in) operating activities	141	—	(51)	265	(197)	124

Cash Flows from Investing Activities:
Capital expenditures	(187)	—	—	—	(76)	(111)
Collections of intercompany loans	—	(51)	51	—	—	—

Cash provided by (used in) investing activities	(187)	(51)	51	—	(76)	(111)

Cash Flows from Financing Activities:
Repayments of debt	(20)	—	—	—	(3)	(17)
Repayments of intercompany loans	—	51	—	(51)	—	—
Debt issuance costs	(2)	—	—	—	—	(2)
Dividends paid	(116)	—	—	(116)	—	—
Proceeds from the exercise of warrants and options	6	—	—	6	—	—

Cash provided by (used in) financing activities	(132)	51	—	(161)	(3)	(19)

Effects of exchange rate changes on cash and cash equivalents	(21)	—	—	—	—	(21)

Net increase (decrease) in cash and cash equivalents	(199)	—	—	104	(276)	(27)
Cash and cash equivalents at beginning of period	$1,475	$—	$—	$179	$1,091	$205

Cash and cash equivalents at end of period	$1,276	$—	$—	$283	$815	$178

Index
26. Quarterly Results of Operations (Unaudited)

The following represents our unaudited quarterly results for the years ended December 31, 2016 and 2015. These quarterly results were prepared in conformity with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results, and were of a normal recurring nature.

Unaudited quarterly results for 2016:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$475	$537	$533	$548
Cost of goods sold	455	480	453	458

Gross profit	20	57	80	90

Net income (loss)	(92)	(48)	(42)	124	(1)
Net income (loss) attributable to noncontrolling interest	(1)	2	(2)	2

Net income (loss) attributable to Tronox Limited	$(91)	$(50)	$(40)	$122

Income (loss) per share, basic	$(0.78)	$(0.42)	$(0.35)	$1.04

Income (loss) per share, diluted	$(0.78)	$(0.42)	$(0.35)	$1.00

(1)
Includes the net impact of the Corporate Reorganization of a benefit of $137 million in the fourth quarter of 2016, reflecting the reversal of $139 million of withholding tax accruals, offset by a foreign currency loss of $2 million. For the year ended December 31, 2016, the net income impact was $107 million, reflecting a net reduction in withholding tax accruals of $110 million, offset by a foreign currency loss of $3 million.

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

27. Subsequent Event

On February 21, 2017, the Company, The National Titanium Dioxide Company Ltd., a limited company organized under the laws of the Kingdom of Saudi Arabia (“Cristal”), and Cristal Inorganic Chemicals Netherlands Coöperatief W.A., a cooperative organized under the laws of the Netherlands and a wholly owned subsidiary of Cristal (“Seller”), entered into a Transaction Agreement (the “Transaction Agreement”), pursuant to which the Company agreed to acquire Cristal’s titanium dioxide business for $1.673 billion in cash, subject to a working capital adjustment at closing (the “Cash Consideration”), plus 37,580,000 Class A ordinary shares, par value $0.01 per share, of the Company (the “Transaction”). Following the closing of the Transaction, the Seller will own approximately 24% of the outstanding ordinary shares (including both Class A and Class B) of the Company. Concurrently with this announcement, the Company announced its intent to begin a process to sell its Alkali business.  The Cash Consideration is expected to be funded through proceeds from asset sales, including the Company’s Alkali business and selected other non-core assets if appropriate, and cash on hand. The Transaction is conditioned on the Company obtaining financing sufficient to fund the cash consideration, and the Transaction Agreement provides that the Company must pay to Cristal a termination fee of $100 million if all conditions to closing, other than the financing condition, have been satisfied and the Transaction Agreement is terminated because closing of the Transaction has not occurred by May 21, 2018.  The Transaction, which has been unanimously approved by our board of directors, is expected to close before the first quarter 2018, subject to regulatory approvals and satisfaction of customary closing conditions, including the favorable vote of a majority of our outstanding shares.

Index
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2016, our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has conducted an evaluation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

Our internal controls over financial reporting include those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2016. In making this assessment, management used the criteria in Internal Control-Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of December 31, 2016 was effective.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not Applicable.

Index
PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding our executive officers, members of the Board of Directors, including its audit committee and audit committee financial experts, as well as information regarding our Code of Business Conduct and Ethics that applies to our Chief Executive Officer and senior financial officers, will be presented in Tronox Limited’s definitive proxy statement for its 2017 annual general meeting of shareholders, which will be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in Tronox Limited’s definitive proxy statement for its 2017 annual general meeting of shareholders, and is incorporated herein by reference.

Item 11.	Executive Compensation

Information regarding executive officer and director compensation will be presented in Tronox Limited’s definitive proxy statement for its 2017 annual general meeting of shareholders, filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information regarding security ownership of certain beneficial owners and management and related shareholder matters will be presented in Tronox Limited’s definitive proxy statement for its 2017 annual general meeting of shareholders, filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2016 regarding securities issued under the Tronox Limited Management Equity Incentive Plan (the “Tronox Limited MEIP”).

	Number of securities to be issued upon exercise of outstanding restricted shares, restricted share units and options (2)	Weighted-average exercise price of outstanding restricted shares, restricted share units and	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column) (1)
Equity compensation plans approved by security holders	7,842,212	$10.66	10,717,849
Equity compensation plans not approved by security holders	—	—	—
Total	7,842,212	$10.66	10,717,849

(1)	Each share unit awarded under the Tronox Limited MEIP was granted at no cost to the persons receiving them and represents the contingent right to receive the equivalent number of Class A Shares.
(2)	Excludes Warrants, as they were not issued under the Tronox Limited MEIP.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions and director independence will be presented in Tronox Limited’s definitive proxy statement for its 2017 annual general meeting of shareholders, filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

Information regarding principal accounting fees and services will be presented in Tronox Limited’s definitive proxy statement for its 2017 annual general meeting of shareholders, filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

Index
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

2.3	Transaction Agreement, dated as of February 21, 2017, by and between Cristal, Tronox Limited and Cristal Inorganic Chemicals Netherlands Coöperatief W.A. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Tronox Limited on February 21, 2017).
3.1	Constitution of Tronox Limited, as amended on November 3, 2016 (filed herewith).
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

4.7	Second Supplemental Indenture, dated as of January 31, 2017, to the Indenture, dated March 19, 2015 among Tronox Finance LLC, as Issuer, Tronox Limited as Parent, the guarantors named therein and Wilmington Trust, National Association, as trustee (filed herewith).
4.8	Sixth Supplemental Indenture, dated as of January 31, 2017, to the Indenture, dated August 20, 2012 among Tronox Finance LLC, as Issuer, Tronox Limited as Parent, the guarantors named therein and Wilmington Trust, National Association, as trustee (filed herewith).
4.9
Seventh Supplemental Indenture, dated as of February 14, 2017, to the Indenture, dated August 20, 2012 among Tronox Finance LLC, as Issuer, Tronox Limited as Parent, the guarantors named therein and Wilmington Trust, National Association, as trustee (filed herewith).

4.10
Third Supplemental Indenture, dated as of February 14, 2017, to the Indenture, dated March 19, 2015 among Tronox Finance LLC, as Issuer, Tronox Limited as Parent, the guarantors named therein and Wilmington Trust, National Association, as trustee (filed herewith).

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

Index
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

10.21*
Employment Agreement entered into as of August 1, 2013 by and between Tronox LLC and Katherine C. Harper. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Tronox Limited on August 7, 2013).

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

Index
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

10.29*
Employment Agreement dated as of June 15, 2012 by and between Tronox LLC and Willem Van Niekerk (incorporated by reference to Exhibit 10.3 of the Annual Report on Form 10-K filed by Tronox Limited on February 26, 2015).

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

10.31
Separation Agreement, General Release and Waiver of Claims entered into as of July 14, 2016 by and between Tronox Limited and Katherine C. Harper (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 15, 2016)

10.32
Employment Agreement Extension entered into as of July 13, 2016 by and between Tronox LLC and Jean-Francois Turgeon (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 15, 2016)

10.33	Amendment No. 2 to Tronox Limited Management Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 9, 2016)
10.34*
Employment Agreement entered into as of October 17, 2016 by and between Tronox LLC and Timothy Carlson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2016)

10.35	Amendment No. 1 to Tronox Limited Management Equity Incentive Plan (incorporated by reference to Exhibit A of the Definitive Proxy Statement of Tronox Limited filed on Form DEF 14A on April 8, 2016)
12.1	Ratio of Earnings to Fixed Charges.
14.1	Tronox Code of Business Conduct, Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on February 27, 2014).
21.1	Subsidiaries of Tronox Limited.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm for Tronox Limited.
31.1	Rule 13a-14(a) Certification of Thomas Casey.
31.2	Rule 13a-14(a) Certification of Timothy Carlson.
32.1	Section 1350 Certification for Thomas Casey.
32.2	Section 1350 Certification for Timothy Carlson.
95	Mine Safety Disclosures.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary.

None.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of February 2017.

TRONOX LIMITED
(Registrant)

By:	/s/ Timothy Carlson
Name:	Timothy Carlson
Title:	Senior Vice President and Chief
Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas Casey	Chairman of the Board and	February 23, 2017
Thomas Casey	Chief Executive Officer (Principal Executive Officer)

/s/ Timothy Carlson	Senior Vice President and Chief	February 23, 2017
Timothy Carlson	Financial Officer (Principal Financial Officer)

/s/ Kevin V. Mahoney	Vice President and Controller	February 23, 2017
Kevin V. Mahoney	(Principal Accounting Officer)

/s/ Daniel Blue
Daniel Blue	Director	February 23, 2017

/s/ Mxolisi Mgojo
Mxolisi Mgojo	Director	February 23, 2017

/s/ Andrew P. Hines
Andrew P. Hines	Director	February 23, 2017

/s/ Wayne A. Hinman
Wayne A. Hinman	Director	February 23, 2017

/s/ Peter Johnston
Peter Johnston	Director	February 23, 2017

/s/ Ilan Kaufthal
Ilan Kaufthal	Director	February 23, 2017

/s/ Sipho Nkosi
Sipho Nkosi	Director	February 23, 2017

/s/ Jeffry N. Quinn
Jeffry N. Quinn	Director	February 23, 2017