Form 10-Q
period 2017-03-31
Tronox Ltd
filed 2017-05-04
CIK 1530804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

1-35573
(Commission file number)

TRONOX LIMITED
(ACN 153 348 111)
(Exact Name of Registrant as Specified in its Charter)

Western Australia, Australia	98-1026700
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

263 Tresser Boulevard, Suite 1100 Stamford, Connecticut 06901	Lot 22 Mason Road, Kwinana Beach, WA 6167 Australia

Registrant’s telephone number, including area code: (203) 705-3800

Indicate by check mark whether the Registrant (1)     has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2)     has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒     No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒     No  ☐

As of April 28, 2017, the Registrant had 66,259,166 Class A ordinary shares and 51,154,280 Class B ordinary shares outstanding.

Item 1.	Financial Statements (Unaudited)

TRONOX LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Net sales	$569	$476
Cost of goods sold	479	455
Gross profit	90	21
Selling, general and administrative expenses	(74)	(50)
Restructuring expense	—	(2)
Income (loss) from operations	16	(31)
Interest and debt expense, net	(46)	(46)
Gain on extinguishment of debt	—	4
Other expense, net	(6)	(9)
Loss before income taxes	(36)	(82)
Income tax provision	(2)	(12)
Net loss	(38)	(94)
Net income (loss) attributable to noncontrolling interest	3	(1)
Net loss attributable to Tronox Limited	$(41)	$(93)
Loss per share, basic and diluted	$(0.35)	$(0.80)
Weighted average shares outstanding, basic and diluted (in thousands)	116,815	115,920

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Millions of U.S. dollars)

	Three Months Ended March 31,
	2017	2016
Net loss	$(38)	$(94)
Other comprehensive income (loss):
Foreign currency translation adjustments	24	53
Pension and postretirement plans, amortization of unrecognized actuarial losses, net of taxes of less than $1 million in each of the three months ended March 31, 2017 and 2016	1	1
Unrealized loss on derivative financial instruments (no tax impact, see Note 13)	(2)	—
Other comprehensive income	23	54
Total comprehensive loss	(15)	(40)
Comprehensive income (loss) attributable to noncontrolling interest:
Net income (loss)	3	(1)
Foreign currency translation adjustments	6	13
Comprehensive income attributable to noncontrolling interest	9	12
Comprehensive loss attributable to Tronox Limited	$(24)	$(52)

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	March 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$265	$248
Restricted cash	2	3
Accounts receivable, net of allowance for doubtful accounts	428	424
Inventories, net	510	532
Prepaid and other assets	40	49
Total current assets	1,245	1,256
Noncurrent Assets
Property, plant and equipment, net	1,816	1,831
Mineral leaseholds, net	1,606	1,607
Intangible assets, net	217	223
Inventories, net	14	14
Other long-term assets	24	22
Total assets	$4,922	$4,953
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$198	$181
Accrued liabilities	143	185
Short-term debt	150	150
Long-term debt due within one year	16	16
Income taxes payable	3	1
Total current liabilities	510	533
Noncurrent Liabilities
Long-term debt	2,887	2,888
Pension and postretirement healthcare benefits	120	122
Asset retirement obligations	74	73
Long-term deferred tax liabilities	155	152
Other long-term liabilities	32	32
Total liabilities	3,778	3,800
Contingencies and Commitments
Shareholders’ Equity
Tronox Limited Class A ordinary shares, par value $0.01 — 66,966,397 shares issued and 66,241,691 shares outstanding at March 31, 2017 and 65,998,306 shares issued and 65,165,672 shares outstanding at December 31, 2016	1	1
Tronox Limited Class B ordinary shares, par value $0.01 — 51,154,280 shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Capital in excess of par value	1,536	1,524
Accumulated deficit	(66)	(19)
Accumulated other comprehensive loss	(480)	(497)
Total Tronox Limited shareholders’ equity	991	1,009
Noncontrolling interest	153	144
Total equity	1,144	1,153
Total liabilities and equity	$4,922	$4,953

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Millions of U.S. dollars)
	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(38)	$(94)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	61	55
Deferred income taxes	(1)	(1)
Share-based compensation expense	14	5
Amortization of deferred debt issuance costs and discount on debt	3	3
Pension and postretirement healthcare benefit expense	2	2
Gain on extinguishment of debt	—	(4)
Other, net	7	15
Contributions to employee pension and postretirement plans	(5)	(4)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(3)	26
(Increase) decrease in inventories, net	26	36
(Increase) decrease in prepaid and other assets	9	3
Increase (decrease) in accounts payable and accrued liabilities	(17)	(52)
Increase (decrease) in taxes payable	2	11
Cash provided by operating activities	60	1
Cash Flows from Investing Activities:
Capital expenditures	(32)	(33)
Proceeds on sale of assets	—	1
Cash used in investing activities	(32)	(32)
Cash Flows from Financing Activities:
Repayments of debt	(4)	(19)
Dividends paid	(6)	(30)
Restricted stock and performance-based shares settled in cash for taxes	(2)	—
Cash used in financing activities	(12)	(49)
Effects of exchange rate changes on cash and cash equivalents	1	3
Net increase (decrease) in cash and cash equivalents	17	(77)
Cash and cash equivalents at beginning of period	248	229
Cash and cash equivalents at end of period	$265	$152

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(Millions of U.S. dollars)

	Tronox Limited Class A Ordinary Shares	Tronox Limited Class B Ordinary Shares	Capital in Excess of par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Tronox Limited Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at January 1, 2017	$1	$—	$1,524	$(19)	$(497)	$1,009	$144	$1,153
Net loss	—	—	—	(41)	—	(41)	3	(38)
Other comprehensive income	—	—	—	—	17	17	6	23
Share-based compensation	—	—	14	—	—	14	—	14
Shares cancelled	—	—	(2)	—	—	(2)	—	(2)
Class A and Class B share dividends	—	—	—	(6)	—	(6)	—	(6)
Balance at March 31, 2017	$1	$—	$1,536	$(66)	$(480)	$991	$153	$1,144

See notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Millions of U.S. dollars, except share, per share and metric tons data or unless otherwise noted)

1.	The Company

Tronox Limited and its subsidiaries (collectively referred to as “Tronox Limited,” “we,” “us,” or “our”) is a public limited company registered under the laws of the State of Western Australia. We are a global leader in the production and marketing of titanium bearing mineral sands and titanium dioxide (“TiO2”) pigment, and the world’s largest producer of natural soda ash. Titanium feedstock is primarily used to manufacture TiO2. Zircon, a hard, glossy mineral, is used for the manufacture of ceramics, refractories, TV screen glass, and a range of other industrial and chemical products. Pig iron is a metal material used in the steel and metal casting industries to create wrought iron, cast iron, and steel. Our TiO2 products are critical components of everyday applications such as paint and other coatings, plastics, paper, and other uses and our related mineral sands product streams include titanium feedstock, zircon, and pig iron. Our soda ash products are used by customers in the glass, detergent, and chemicals manufacturing industries.

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

On February 21, 2017, Tronox Limited, The National Titanium Dioxide Company Ltd., a limited company organized under the laws of the Kingdom of Saudi Arabia (“Cristal”), and Cristal Inorganic Chemicals Netherlands Coöperatief W.A., a cooperative organized under the laws of the Netherlands and a wholly owned subsidiary of Cristal (“Seller”), entered into a Transaction Agreement (the “Transaction Agreement”), pursuant to which we agreed to acquire Cristal’s titanium dioxide business for $1.673 billion in cash, subject to a working capital adjustment at closing (the “Cash Consideration”), plus 37,580,000 Class A ordinary shares, par value $0.01 per share, of Tronox Limited (the “Transaction”). Following the closing of the Transaction, the Seller will own approximately 24% of the outstanding ordinary shares (including both Class A and Class B) of Tronox Limited. Concurrently with this announcement, we expressed an intent to begin a process to market our Alkali business. In March 2017, we began to market the Alkali business as well as explore other asset sales and financing options. The Transaction is conditioned on us obtaining financing sufficient to fund the Cash Consideration, and the Transaction Agreement provides that we must pay to Cristal a termination fee of $100 million if all conditions to closing, other than the financing condition, have been satisfied and the Transaction Agreement is terminated because closing of the Transaction has not occurred by May 21, 2018. The Transaction is also conditioned upon the receipt of various regulatory approvals, including antitrust clearance in numerous jurisdictions. On April 13, 2017, the U.S. Federal Trade Commission (“FTC”) issued a second request to us and Cristal in connection with its filing under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the parties are cooperating to provide the information requested by the FTC as promptly as practicable. The Transaction, which has been unanimously approved by our Board of Directors, is expected to close during the first quarter 2018, subject to regulatory approvals and satisfaction of customary closing conditions, including the favorable vote of a majority of our outstanding shares.

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

 In June 2012, Tronox Limited issued Class B ordinary shares (“Class B Shares”) to Exxaro Resources Limited (“Exxaro”) and one of its subsidiaries in consideration for 74% of Exxaro’s South African mineral sands business, and the existing business of Tronox Incorporated was combined with the mineral sands business in an integrated series of transactions whereby Tronox Limited became the parent company (the “Exxaro Transaction”). Exxaro has agreed not to acquire any voting shares of Tronox Limited if, following such acquisition, Exxaro will have a voting interest in Tronox Limited of 50% or more, unless Exxaro brings any proposal to make such an acquisition to the Board of Directors of Tronox Limited on a confidential basis. In the event an agreement regarding the proposal is not reached, Exxaro is permitted to make a takeover offer for all the shares of Tronox Limited not held by affiliates of Exxaro, subject to certain non-waivable conditions. At both March 31, 2017 and December 31, 2016, Exxaro held approximately 44% of the voting securities of Tronox Limited. See Note 20 for additional information regarding Exxaro transactions. On March 8, 2017, Exxaro announced its intention to begin pursuing a path to monetize its ownership stake in Tronox over time. According to Exxaro’s announcement, any such monetization is expected to proceed in stages and would likely not begin until the second half of 2017.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited, and have been prepared pursuant to the rules and regulations of the U. S. Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. The Condensed Consolidated Balance Sheet as of December 31, 2016 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

Revision of Previously Issued Consolidated Financial Statements

During the first quarter of 2017, we identified a misstatement in our selling, general, and administrative expense for certain prior periods related to a liability resulting from a non-timely filing with a statutory authority. The aggregate misstatement is $11 million, which impacts our previously issued consolidated statements of operations, comprehensive loss, balance sheets and cash flows as of and for the years ended December 31, 2015 and 2016, and the unaudited condensed consolidated financial statements for the third and fourth quarters of 2015, and each quarter of 2016.

In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the misstatement from qualitative and quantitative perspectives, and concluded that the misstatement was not material to our previously issued annual and interim financial statements. The cumulative amount of the prior period adjustments would have been material to our current statement of operations and comprehensive loss had we made the correction in the current period, and accordingly we will revise our previously issued financial statements to correct this misstatement.  In addition, we also corrected the timing of other previously recorded immaterial out-of-period adjustments and reflected them in the revised prior period financial statements.  The previously recorded immaterial out-of-period adjustments include a $6 million decrease to cost of goods sold due to an overstated depletion expense and a $7 million increase to cost of goods sold related to royalty tax that originated in 2013 and were previously recorded as an out-of-period correction in 2014; a $5 million decrease to cost of goods sold that originated in 2012 and was previously recorded as an out-of-period correction in 2014 due to overstated depletion expense; and other miscellaneous immaterial corrections.  Periods not presented herein will be revised, as applicable, in future filings.

The effects on our unaudited condensed consolidated financial statements are as follows:

Unaudited Condensed Consolidated Statement of Operations

	Three Months Ended March 31, 2016
	As Reported	Adjustment	Revised
Net sales	$475	$1	$476
Gross profit	20	1	21
Selling, general and administrative expenses	(47)	(3)	(50)
Loss from operations	(29)	(2)	(31)
Loss before income taxes	(80)	(2)	(82)
Net loss	(92)	(2)	(94)
Net loss attributable to Tronox Limited	(91)	(2)	(93)
Loss per share, basic and diluted	(0.78)	(0.02)	(0.80)

Unaudited Condensed Consolidated Statement of Comprehensive Loss

	Three Months Ended March 31, 2016
	As Reported	Adjustment	Revised
Net loss	$(92)	$(2)	$(94)
Total comprehensive loss	(38)	(2)	(40)
Comprehensive loss attributable to Tronox Limited	(50)	(2)	(52)

Unaudited Condensed Consolidated Balance Sheet

	December 31, 2016
	As Reported	Adjustment	Revised
Accounts receivable, net of allowance for doubtful accounts	$421	$3	$424
Total current assets	1,253	3	1,256
Total assets	4,950	3	4,953
Accrued liabilities	174	11	185
Total current liabilities	522	11	533
Total liabilities	3,789	11	3,800
Accumulated deficit	(13)	(6)	(19)
Accumulated other comprehensive loss	(495)	(2)	(497)
Total Tronox Limited shareholders’ equity	1,017	(8)	1,009
Total equity	1,161	(8)	1,153
Total liabilities and equity	4,950	3	4,953

Unaudited Condensed Consolidated Statement of Cash Flows

The corresponding amounts have been revised within the statement of cash flows for the three months ended March 31, 2016 with no net impact to operating cash flows.

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation. ASU 2016-09, simplifies various aspects related to how share-based payments are accounted for and presented in the financial statements including income taxes and forfeitures of awards. We adopted ASU 2016-09 during the first quarter of 2017. Its adoption did not have a material impact on our unaudited condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”), which clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument in an existing hedging relationship would not, in and of itself, be considered a termination of the derivative instrument or a change in a critical term of the hedging relationship. As long as all other hedge accounting criteria in ASC 815, Derivatives and Hedging (“ASC 815”) are met, a hedging relationship in which the hedging derivative instrument is novated would not be discontinued or require redesignation. This clarification applies to both cash flow and fair value hedging relationships. We adopted ASU 2016-05 during the first quarter of 2017. Its adoption did not have an impact on our unaudited condensed consolidated financial statements.

In July 2015, as part of its simplification initiative, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 simplifies the subsequent measurement of inventory by requiring entities to remeasure inventory at the lower of cost and net realizable value, which is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We adopted ASU 2015-11 during the first quarter of 2017. The adoption of ASU 2015-11 did not have an impact on our unaudited condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”) which amends the requirements in ASC 715, Compensation — Retirement Benefits, which requires employers that sponsor defined benefit pension and/or other postretirement plans to aggregate the various components of net periodic benefit cost for presentation purposes but does not prescribe where they should be presented in the income statement. ASU 2017-07 requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from service rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. Employers will have to disclose the line item(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted as of the beginning of an annual period for which an entity’s financial statements (interim or annual) have not been issued. ASU 2017-07 requires the presentation of the components of net periodic benefit cost in the income statement retrospectively while the guidance limiting the capitalization of net periodic benefit cost in assets to the service component will be applied prospectively. We have not yet determined the impact, if any, that ASU 2017-07 will have on our consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”) which provides guidance intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years with early adoption permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. We have not yet determined the impact, if any, that ASU 2016-15 will have on our consolidated financial statements as it will depend on the nature of future cash flow transactions impacted by the new guidance.

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

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”) which includes a lessee accounting model that recognizes two types of leases - finance leases and operating leases. The standard requires that a lessee recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or an operating lease. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. We have developed an implementation plan for adopting ASU 2016-02, which includes utilizing a software program to manage our lease obligations. We are evaluating the impact that ASU 2016-02 will have on our consolidated financial statements and have concluded that we will not early adopt ASU 2016-02. Refer to Note 14 and 17 included in our Annual Report on Form 10-K for the year ended December 31, 2016 regarding current obligations under lease agreements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires several new disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted, and may be applied either retrospectively or on a modified retrospective basis. Subsequent to the issuance of the May 2014 guidance, several clarifications and updates have been issued on this topic, the most recent of which was issued in February 2017. We have developed an implementation plan for adopting ASU 2014-09 and are currently operating in line with that plan. We are evaluating the impact, if any, that ASU 2014-09, and any amendments thereto, will have on our consolidated financial statements. We concluded that we will not early adopt this guidance and have tentatively concluded to apply the modified retrospective basis approach to ASU 2014-09.

2.	Restructuring Expense

In March 2017, our Alkali business announced a cost improvement initiative which focused on process improvements at our Wyoming facility (the “Wyoming Restructure”). During the three months ended March 31, 2017, we recorded $1 million of restructuring costs related to the Wyoming Restructure, which was recorded in “Restructuring expense” in the unaudited Condensed Consolidated Statements of Operations.

During the three months ended March 31, 2017, we recorded a reversal of restructuring expense of $1 million pursuant to the settlement of claims previously filed relating to a prior restructure.

During 2015, we commenced a global restructuring of our TiO2 segment (the “Global TiO2 Restructure”) which we completed in 2016. This action resulted in a charge, consisting of employee severance and associated costs, of $14 million, which was recorded in “Restructuring expense” in the Consolidated Statements of Operations for the year ended December 31, 2015 of which $2 million was paid during 2015. During the three months ended March 31, 2016, we recorded an additional charge related to our Global TiO2 Restructure consisting of employee severance cost of $2 million which was recorded in “Restructuring expense” in the unaudited Condensed Consolidated Statements of Operations and made cash payments of $11 million. We paid the remaining $3 million during the second and third quarters of 2016.

As part of our cost improvement initiative, in November 2015 we ceased production at our sodium chlorate plant in Hamilton, Mississippi, the “Sodium Chlorate Plant Restructure” which was completed in 2016. This action resulted in a charge, consisting primarily of employee severance costs, of $4 million, which was recorded in “Restructuring expense” in the unaudited Condensed Consolidated Statements of Operations for the year ended December 31, 2015 of which $1 million was paid during 2015. During the three months ended March 31, 2016, we made cash payments of $2 million. The remaining $1 million liability was paid in 2016.

The cumulative amount incurred to date relating to the Global TiO2 Restructure, the Sodium Chlorate Plant Restructure and the Wyoming Restructure is $16 million, $4 million and $1 million, respectively.

A summary in the changes in the liability established for restructuring, which is included in “Accrued liabilities” in the unaudited Condensed Consolidated Balance Sheets, is as follows:

	2017	2016
Balance, January 1,	$—	$15
Restructuring expense	—	2
Cash (payments) receipts	1	(13)

Balance, March 31,	$1	$4

Restructuring expense by segment for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
TiO2	$—	$1
Alkali	1	—
Corporate	(1)	1
Total	$—	$2

3.	Income Taxes

Our operations are conducted through our various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.

	Three Months Ended March 31,
	2017	2016
Income tax provision	$(2)	$(12)
Loss before income taxes	$(36)	$(82)
Effective tax rate	(6)%	(15)%

During the fourth quarter of 2016, we implemented various steps of an internal corporate restructuring plan to simplify our corporate, finance and legal structure and thereby improve operational, administrative, and commercial synergies within each of our operating segments (the “Corporate Reorganization”). As a result of this Corporate Reorganization, we reduced our cross jurisdictional financing arrangements during 2016; therefore, the period ended March 31,2017 is not impacted by withholding tax accruals on interest income. In connection with the Corporate Reorganization during the period ended March 31, 2017, Tronox Limited became managed and controlled in the United Kingdom (“U.K”), with no additional impacts to the consolidated provision for income taxes due to the valuation allowances in various jurisdictions.

During the three months ended March 31, 2017, Tronox Limited, the public parent which is registered under the laws of the State of Western Australia, became managed and controlled in the U.K. The statutory tax rate in the U.K. at March 31, 2017 was 20%. During 2016, Tronox Limited was taxable only in Australia with a statutory tax rate of 30%.

The effective tax rate for the three months ended March 31, 2017 differs from the U.K. statutory rate of 20% primarily due to valuation allowances and income in foreign jurisdictions taxed at rates lower than 20%. The effective tax rate for the three months ended March 31, 2016 differs from the Australian statutory rate of 30% primarily due to valuation allowances, income in foreign jurisdictions taxed at rates lower than 30%, and withholding tax accruals on interest income. The income tax provision for the three months ended March 31, 2017 differs from the income tax provision for the three months ended March 31, 2016 primarily due to withholding tax accruals on interest income which were made during 2016.

The statutory tax rates in various countries where subsidiaries of Tronox Limited have operations are different than both the U.K. and the Australian tax rates. Tax rates in the U.S. (35% for corporations), South Africa (28% for limited liability companies), the Netherlands (25% for corporations), Switzerland (8.5% for corporations) and Jersey, U.K. (0% for corporations) all impact our effective tax rate.

We continue to maintain full valuation allowances related to the total net deferred tax assets in Australia, the Netherlands, and the U.S., as we cannot objectively assert that these deferred tax assets are more likely than not to be realized. Future provisions for income taxes will include no tax benefits with respect to losses incurred and tax expense only to the extent of current state tax payments until the valuation allowances are eliminated. Additionally, we have valuation allowances against specific tax assets in South Africa, and we have now established a valuation allowance against an immaterial deferred tax asset from a tax loss in the U.K. which we do not expect to utilize.

These conclusions were reached by the application of ASC 740, Income Taxes, which require all available positive and negative evidence be weighted to determine whether a valuation allowance should be recorded. The more significant evidential matter in Australia, the U.S., and The Netherlands, and the U.K. relates to recent book losses and the lack of sufficient projected taxable income. The more significant evidential matter for South Africa relates to assets that cannot be depleted or depreciated for tax purposes and capital gains tax losses which we do not expect to utilize.

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

We received a private letter ruling from the U.S. Internal Revenue Service confirming that the trusts that held the claims against Anadarko are grantor trusts of Tronox Incorporated solely for federal income tax purposes. As a result, we believe we are entitled to tax deductions equal to the amount spent by the trusts to remediate environmental matters and to compensate the injured individuals. These deductions will accrue over the life of the trusts as the $5.2 billion is spent. We believe that these expenditures and the accompanying tax deductions may continue for years. At December 31, 2014, we had recorded deferred tax assets of $2.0 billion related to the $5.2 billion of expected future tax deductions from trust expenditures.  These deferred tax assets were fully offset by valuation allowances. At March 31, 2017, approximately $2.8 billion of the trust expenditures expected from the litigation proceeds have been incurred.

4.	Loss Per Share

The computation of basic and diluted loss per share for the periods indicated is as follows:

	Three Months Ended March 31,
	2017	2016
Numerator – Basic and Diluted:
Net loss	$(38)	$(94)
Less: Net income (loss) attributable to noncontrolling interest	3	(1)
Undistributed net loss	(41)	(93)
Percentage allocated to ordinary shares (1)	100%	100%
Net loss available to ordinary shares	$(41)	$(93)
Denominator – Basic and Diluted:
Weighted-average ordinary shares (in thousands)	116,815	115,920
Net loss per Ordinary Share (2):
Basic and diluted net loss per ordinary share	$(0.35)	$(0.80)

(1)
Our participating securities do not have a contractual obligation to share in losses; therefore, when we have a net loss, none of the loss is allocated to participating securities. Consequently, for the three months ended March 31, 2017 and 2016, the two class method did not have an effect on our net loss per ordinary share calculation, and as such, dividends paid during the year did not impact this calculation.

(2)	Net loss per ordinary share amounts were calculated from exact, not rounded net loss and share information.

In computing diluted net loss per share under the two-class method, we considered potentially dilutive shares. Anti-dilutive shares not recognized in the diluted net loss per share calculation were as follows:

	March 31, 2017		March 31, 2016
	Shares	Average Exercise Price	Shares	Average Exercise Price
Options	1,936,618	21.17	2,078,556	$21.16
Series A Warrants	1,432,622	8.51	1,438,289	$8.55
Series B Warrants	1,942,323	9.37	1,947,234	$9.43
Restricted share units	6,965,668	10.69	5,700,695	$7.28

5.	Accounts Receivable, Net of Allowance for Doubtful Accounts

Accounts receivable, net of allowance for doubtful accounts, consisted of the following:

	March 31, 2017	December 31, 2016
Trade receivables	$413	$408
Other	17	18
Subtotal	430	426
Allowance for doubtful accounts	(2)	(2)
Accounts receivable, net of allowance for doubtful accounts	$428	$424

Bad debt expense was less than $1 million for each of the three months ended March 31, 2017 and 2016, and was recorded in “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations.

6.	Inventories, Net

Inventories, net consisted of the following:

	March 31, 2017	December 31, 2016
Raw materials	$193	$194
Work-in-process	35	41
Finished goods, net	191	204
Materials and supplies, net (1)	105	107
Total	524	546
Less: Inventories, net – non-current	(14)	(14)
Inventories, net - current	$510	$532

(1)	Consists of processing chemicals, maintenance supplies, and spare parts, which will be consumed directly and indirectly in the production of our products.

Finished goods include inventory on consignment of $23 million and $24 million at March 31, 2017 and December 31, 2016, respectively. At both March 31, 2017 and December 31, 2016, inventory obsolescence reserves primarily for materials and supplies were $17 million. At March 31, 2017 and December 31, 2016, reserves for lower of cost or market were $24 million and $26 million, respectively.

7.	Property, Plant and Equipment, Net

Property, plant and equipment, net of accumulated depreciation, consisted of the following:

	March 31, 2017	December 31, 2016
Land and land improvements	$159	$159
Buildings	314	309
Machinery and equipment	1,916	1,888
Construction-in-progress	143	146
Other	52	50
Total	2,584	2,552
Less accumulated depreciation and amortization	(768)	(721)
Property, plant and equipment, net (1)	$1,816	$1,831

(1)	Substantially all of these assets are pledged as collateral for our debt. See Note 11.

Depreciation expense related to property, plant and equipment during the three months ended March 31, 2017 and 2016 was $46 million and $39 million, respectively, of which $45 million and $38 million, respectively, was recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations and $1 million in each of the periods was recorded in “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations.

8.	Mineral Leaseholds, Net

Mineral leaseholds, net of accumulated depletion, consisted of the following:

	March 31, 2017	December 31, 2016
Mineral leaseholds	$2,005	$1,996
Less accumulated depletion	(399)	(389)
Mineral leaseholds, net	$1,606	$1,607

Depletion expense related to mineral leaseholds during the three months ended March 31, 2017 and 2016 was $9 million and $10 million, respectively, which was recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations.

9.	Intangible Assets, Net

Intangible assets, net of accumulated amortization, consisted of the following:

	March 31, 2017			December 31, 2016
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$291	$(120)	$171	$291	$(115)	$176
TiO2 technology	32	(10)	22	32	(9)	23
Internal-use software	45	(21)	24	45	(21)	24
Intangible assets, net	$368	$(151)	$217	$368	$(145)	$223

Amortization expense related to intangible assets during each of the three months ended March 31, 2017 and 2016 was $6 million, of which $6 million and $5 million, respectively, was recorded in “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations. During the three months ended March 31, 2017 and 2016, less than $1 million and $1 million, respectively, of amortization expense was recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statement of Operations. Estimated future amortization expense related to intangible assets is $19 million for the remainder of 2017, $25 million for each of the years from 2018 through 2021and $98 million thereafter.

10.	Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2017	December 31, 2016
Employee-related costs and benefits	$63	$83
Restructuring costs	1	—
Interest	10	35
Sales rebates	19	25
Taxes other than income taxes	7	10
Professional fees and other	43	32
Accrued liabilities	$143	$185

11.	Debt

Our short-term debt consisted of a UBS Revolver, defined below, and was $150 million at both March 31, 2017 and December 31, 2016. The average effective interest rates of our UBS Revolver were 4.6% and 3.9% during the three months ended March 31, 2017 and 2016, respectively.

UBS Revolver

On June 18, 2012, we entered into a global senior secured asset-based syndicated revolving credit facility with UBS AG (“UBS”) with a maturity date of June 18, 2017 (the “UBS Revolver”). Through March 31, 2015, the UBS Revolver provided us with a committed source of capital with a principal borrowing amount of up to $300 million, subject to a borrowing base.

On April 1, 2015, in connection with the Alkali Transaction, we entered into an amended and restated asset-based revolving syndicated facility agreement with UBS, which provides for up to $500 million of revolving credit lines, with a $85 million sublimit for letters of credit, with a new maturity that is the earlier of the date which is five years after the closing date and the date which is three months prior to the maturity of the Term Loan, defined below. Availability of revolving credit loans and letters of credit are subject to a borrowing base. Borrowings bear interest at our option, at either a base rate or an adjusted London Interbank Offered Rate (“LIBOR”) as the greatest of (a) the Administrative Agent’s prime rate, (b) the Federal funds effective rate plus 0.50% and (c) the adjusted LIBOR for a one-month period plus 1.00%. The applicable margin ranges from 0.50% to 1.00% for borrowings at the base rate and from 1.50% to 2.00% for borrowings at the adjusted LIBOR, in each case, based on the average daily borrowing availability.

On April 1, 2015, we borrowed $150 million against the UBS Revolver, which was outstanding at both March 31, 2017 and December 31, 2016. During each of the three months ended March 31, 2017 and 2016 we had no drawdowns or repayments on the UBS Revolver. At March 31, 2017 and December 31, 2016, our amount available to borrow was $198 million and $190 million, respectively.

ABSA Revolving Credit Facility

We have a R1.3 billion (approximately $97 million at March 31, 2017) revolving credit facility with ABSA Bank Limited (“ABSA Revolver”) acting through its ABSA Capital Division with a maturity date of June 14, 2017 (the “ABSA”). The ABSA Revolver bears interest at (i) the base rate (defined as one month Johannesburg Interbank Agreed Rate, which is the mid-market rate for deposits in South African Rand, for a period equal to the relevant period which appears on the Reuters Screen SAFEY Page alongside the caption YLD) as of 11h00 Johannesburg time on the first day of the applicable period, plus (ii) the Margin, which is 3.9%.

During each of the three months ended March 31, 2017 and 2016, we had no drawdowns or repayments on the ABSA Revolver. At both March 31, 2017 and December 31, 2016, there were no outstanding borrowings on the ABSA Revolver.

Long-term debt, net of an unamortized discount and debt issuance costs, consisted of the following:

	Original Principal	Annual Interest Rate	Maturity Date	March 31, 2017	December 31, 2016
Term Loan, net of unamortized discount (1)	$1,500	Variable	3/19/2020	$1,437	$1,441
Senior Notes due 2020	$900	6.375%	8/15/2020	896	896
Senior Notes due 2022	$600	7.50%	3/15/2022	584	584
Lease financing				19	19
Total borrowings under long-term debt				2,936	2,940
Less: Long-term debt due within one year				(16)	(16)
Debt issuance costs				(33)	(36)
Long-term debt				$2,887	$2,888

(1)	Average effective interest rate of 5.0% and 4.9% during the three months ended March 31, 2017 and 2016, respectively.

At March 31, 2017, the scheduled maturities of total borrowings under our long-term debt were as follows:

Total Borrowings
2017	$12
2018	16
2019	16
2020	2,298
2021	1
Thereafter	597
Total	2,940
Remaining accretion associated with the Term Loan	(4)
Total borrowings under long-term debt	$2,936
Term Loan

On March 19, 2013, we, along with our wholly owned subsidiary, Tronox Pigments (Netherlands) B.V., and certain of our subsidiaries named as guarantors, entered into a Second Amended and Restated Credit and Guaranty Agreement (the “Second Agreement”) with Goldman Sachs Bank USA, as administrative agent and collateral agent, and Goldman Sachs Bank USA, UBS Securities LLC, Credit Suisse Securities (USA) LLC and RBC Capital Markets, as joint lead arrangers, joint bookrunners and co-syndication agents. Pursuant to the Second Agreement, we obtained a $1.5 billion senior secured term loan (the “Term Loan”). The Term Loan was issued net of an original issue discount. At March 31, 2017 and December 31, 2016, the unamortized discount was $4 million and $5 million, respectively. We made principal repayments during the three months ended March 31, 2017 and 2016 of $4 million and $3 million, respectively.

On April 23, 2014, we, along with our wholly owned subsidiary, Tronox Pigments (Netherlands) B.V., and certain of our subsidiaries named as guarantors, entered into a Third Amendment to the Credit and Guaranty Agreement (the “Third Agreement”) with the lender parties thereto and Goldman Sachs Bank USA, as administrative agent, which amends the Second Agreement. The Third Agreement provides for the re-pricing of the Term Loan by replacing the existing definition of “Applicable Margin” with a grid pricing matrix dependent upon our public corporate family rating as determined by Moody’s and Standard & Poor’s (with the interest rate under the Third Agreement remaining subject to Eurodollar Rate and Base Rate floors, as defined in the Third Agreement). Pursuant to the Third Agreement, based upon our current public corporate family rating by Moody’s and Standard & Poor’s, the current interest rate per annum is 350 basis points plus LIBOR (subject to a LIBOR floor of 1% per annum) compared to 350 basis points plus LIBOR (subject to a LIBOR floor of 1% per annum) in the Second Agreement. The Third Agreement also amended certain provisions of the Second Agreement to permit us and certain of our subsidiaries to obtain new cash flow revolving credit facilities in place of our existing asset based revolving credit facility. The maturity date under the Second Agreement and all other material terms of the Second Agreement remain the same under the Third Agreement. Debt issuance cost related to the Term Loan of $15 million was recorded as a direct reduction to the carrying value of the long-term debt as described below.

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

On September 17, 2013, Tronox Finance issued $900 million in aggregate principal amount of registered 6.375% Senior Notes due 2020 in exchange for its then existing $900 million in aggregate principal amount of its 6.375% Senior Notes due 2020. The Senior Notes due 2020 are guaranteed by Tronox and certain of its subsidiaries. See Note 22. There were no repayments during the three months ended March 31, 2017. During the three months ended March 31, 2016, we repurchased $4 million of face value of notes at a price of 77% of par, resulting in a net gain of approximately $1 million which was included in “Gain on extinguishment of debt” in the unaudited Condensed Consolidated Statements of Operations.

Senior Notes due 2022

On March 6, 2015, Evolution Escrow Issuer LLC (“Evolution”), a special purpose limited liability company organized under the laws of Delaware, was formed. Evolution was wholly owned by Stichting Evolution Escrow, a Dutch foundation not affiliated with the Company

On March 19, 2015, Evolution closed an offering of $600 million aggregate principal amount of its 7.50% Senior Notes due 2022 (the “Senior Notes due 2022”). The Senior Notes due 2022 were offered and sold by Evolution in reliance on an exemption pursuant to Rule 144A and Regulation S under the Securities Act. The Senior Notes due 2022 were issued under an Indenture, dated as of March 19, 2015 (the “Indenture”), between Evolution and Wilmington Trust, National Association (the “Trustee”).

On April 1, 2015, in connection with the Alkali Transaction, Evolution merged with and into Tronox Finance, Tronox Finance assumed the obligations of Evolution under the Indenture and the Senior Notes due 2022, and the proceeds from the offering were released to us to partially pay the purchase price for the Alkali Transaction. We and certain of our subsidiaries entered into a supplemental indenture (the “First Supplemental Indenture”), by and among us, Tronox Finance, the guarantors party thereto, and the Trustee, pursuant to which we and such subsidiaries became guarantors of the Senior Notes due 2022 under the Indenture. The Senior Notes due 2022 have not been registered under the Securities Act, and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements. There were no repayments during the three months ended March 31, 2017. During the three months ended March 31, 2016, we repurchased $16 million of face value of notes at a price of 76% of par, resulting in a net gain of approximately $3 million which was included in “Gain on extinguishment of debt” in the unaudited Condensed Consolidated Statements of Operations.

The Indenture and the Senior Notes due 2022 provide, among other things, that the Senior Notes due 2022 are senior unsecured obligations of Tronox Finance. Interest is payable on March 15 and September 15 of each year beginning on September 15, 2015 until their maturity date of March 15, 2022. The terms of the Indenture, among other things, limit, in certain circumstances, the ability of us to: incur certain additional indebtedness and issue preferred stock; make certain dividends, distributions, investments and other restricted payments; sell certain assets; incur liens; agree to any restrictions on the ability of certain subsidiaries to make payments to the Company; consolidate or merge with or into, or sell substantially all of our assets to, another person; enter into transactions with affiliates; and enter into new lines of business. Debt issuance costs related to the Senior Notes due 2022 of $9 million were recorded as a direct reduction of the carrying value of the long-term debt as described below.

Liquidity and Capital Resources

As of March 31, 2017, we had $198 million available under the $500 million UBS Revolver, $97 million available under the ABSA Revolver and $265 million in cash and cash equivalents.

Lease Financing

We have capital lease obligations in South Africa, which are payable through 2031 at a weighted average interest rate of approximately 14%. At both March 31, 2017 and December 31, 2016, assets recorded under capital lease obligations were $21 million. Related accumulated amortization was $7 million and $6 million at March 31, 2017 and December 31, 2016, respectively. During each of the three months ended March 31, 2017 and 2016, we made principal payments of less than $1 million.

Fair Value

Our debt is recorded at historical amounts. At both March 31, 2017 and December 31, 2016, the fair value of the Term Loan was $1.5 billion. At March 31, 2017 and December 31, 2016, the fair value of the Senior Notes due 2020 was $903 million and $841 million, respectively. At March 31, 2017 and December 31, 2016, the fair value of the Senior Notes due 2022 was $605 million and $544 million, respectively. We determined the fair value of the Term Loan, the Senior Notes due 2020 and the Senior Notes due 2022 using quoted market prices. The fair value hierarchy for the Term Loan, the Senior Notes due 2020 and the Senior Notes due 2022 is a Level 1 input. Balances outstanding under our UBS Revolver are carried at contracted amounts, which approximate fair value based on the short term nature of the borrowing and the variable interest rate. The fair value hierarchy for our UBS Revolver is a Level 2 input.

Debt Covenants

At March 31, 2017, we had financial covenants in the UBS Revolver, the ABSA Revolver and the Term Loan; however, only the ABSA Revolver had a financial maintenance covenant that applies to local operations and only when the ABSA Revolver is drawn upon. The Term Loan and the UBS Revolver are subject to an intercreditor agreement pursuant to which the lenders’ respective rights and interests in the security are set forth. We were in compliance with all our financial covenants as of and for the three months ended March 31, 2017.

Interest and Debt Expense, Net

Interest and debt expense, net in the unaudited Condensed Consolidated Statements of Operations consisted of the following:

	Three Months Ended March 31,
	2017	2016
Interest on debt	$43	$44
Amortization of deferred debt issuance costs and discounts on debt	3	3
Capitalized interest	(1)	(1)
Other	1	—
Total interest and debt expense, net	$46	$46

In connection with obtaining debt, we incurred debt issuance costs, which are being amortized through the respective maturity dates using the effective interest method. At March 31, 2017 and December 31, 2016, we had deferred debt issuance costs of $3 million and $4 million, respectively, related to the UBS Revolver and ABSA Revolvers which are recorded in “Other long-term assets” in the unaudited Condensed Consolidated Balance Sheets and $33 million and $36 million at March 31, 2017 and December 31, 2016, respectively, of Term Loan, Senior Notes due 2020 and Senior Notes due 2022, which were recorded as a direct reduction of the carrying value of the long-term debt.

12.	Asset Retirement Obligations

Asset retirement obligations consist primarily of rehabilitation and restoration costs, landfill capping costs, decommissioning costs, and closure and post-closure costs. Activity related to asset retirement obligations was as follows:

	Three Months Ended March 31,
	2017	2016
Balance, January 1,	$76	$81
Accretion expense	1	1
Remeasurement/translation	3	4
Changes in estimates, including cost and timing of cash flows	—	1
Settlements/payments	(1)	—
Balance, March 31,	$79	$87

Asset retirement obligations were classified as follows:

	March 31, 2017	December 31, 2016
Current portion included in “Accrued liabilities”	$5	$3
Noncurrent portion included in “Asset retirement obligations”	74	73
Asset retirement obligations	$79	$76

Environmental Rehabilitation Trust

In accordance with applicable regulations, we have established an environmental rehabilitation trust for the prospecting and mining operations in South Africa, which receives, holds, and invests funds for the rehabilitation or management of asset retirement obligations. The trustees of the fund are appointed by us, and consist of sufficiently qualified employees capable of fulfilling their fiduciary duties. At March 31, 2017 and December 31, 2016, the environmental rehabilitation trust assets were $14 million and $13 million, respectively, which were recorded in “Other long-term assets” in the unaudited Condensed Consolidated Balance Sheets.

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

We formally document all relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking our hedge transactions. This process includes relating derivatives that are designated as cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. We also formally assess, both at the inception of the hedge and throughout its term, whether each derivative is highly effective in offsetting changes in cash flows of the hedged item. If we determine that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, we discontinue hedge accounting with respect to that derivative prospectively. On the date the derivative instrument is entered into, we assess whether to designate the derivative as a hedge of the variability of cash flows to be received or paid related to a forecasted transaction (cash flow hedge) or not. We recognize all derivatives in the unaudited Condensed Consolidated Balance Sheets at fair value.

We have designated our natural gas commodity price swap contracts, which qualify as cash flow hedges, for hedge accounting treatment under ASC 815. We perform an analysis for effectiveness of the derivatives at the end of each quarter based on the terms of the contract and the underlying item being hedged. The effective portion of the change in the fair value of cash flow hedges is deferred in other comprehensive loss and is subsequently recognized in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations for commodity hedges, when the hedged item impacts earnings. Any portion of the change in fair value of derivatives designated as hedging instruments that is determined to be ineffective is recorded in “Other income (expense), net” in the unaudited Condensed Consolidated Statements of Operations.

At March 31, 2017 and December 31, 2016, we recorded the fair value of the natural gas hedge of $1 million and $3 million, respectively in “Prepaid and other assets” in the unaudited Condensed Consolidated Balance Sheets, with the offset of $2 million during the three months ended March 31, 2017 of unrealized gain recognized in accumulated other comprehensive loss, with no tax impact, which is expected to be reclassified as earnings within the next nine months. See Note 3 to the unaudited condensed consolidated financial statements. The current open commodity contract hedges forecasted transactions until December 31, 2017. At March 31, 2017 and December 31, 2016, we had an equivalent of 3.8 MMBTUs (millions of British Thermal Units) and 4.8 MMBTUs, respectively, in aggregate notional volume of outstanding natural gas commodity forward contract to hedge forecasted purchases. The fair value of the natural gas commodity price contract was based on market price quotations and the use of a pricing model. The contract was considered a level 2 input in the fair value hierarchy at March 31, 2017 and December 31, 2016.

14.	Commitments and Contingencies

Purchase and Capital Commitments—At March 31, 2017, purchase commitments were $115 million for the remainder of 2017, $77 million for 2018, $50 million for 2019, $42 million for 2020, $26 million for 2021 and $134 million thereafter.

Letters of Credit—At March 31, 2017, we had outstanding letters of credit, bank guarantees, and performance bonds of $60 million, of which $35 million were letters of credit issued under the UBS Revolver, $18 million were bank guarantees and letters of credit issued by ABSA, $5 million were bank guarantees issued by Standard Bank and $2 million were performance bonds issued by Westpac Banking Corporation.

Other Matters— From time to time, we may be party to a number of legal and administrative proceedings involving legal, environmental, and/or other matters in various courts or agencies. These proceedings, individually and in the aggregate, may have a material adverse effect on us. These proceedings may be associated with facilities currently or previously owned, operated or used by us and/or our predecessors, some of which may include claims for personal injuries, property damages, cleanup costs, and other environmental matters. Current and former operations may also involve management of regulated materials that are subject to various environmental laws and regulations including the Comprehensive Environmental Response Compensation and Liability Act, the Resource Conservation and Recovery Act or state equivalents. Similar environmental laws and regulations and other requirements exist in foreign countries in which we operate. Currently, we are not party to any pending legal or administrative proceedings that may have a material adverse effect, either individually or in the aggregate, on our business, financial condition or results of operations.

15.	Shareholders’ Equity

The changes in outstanding Class A ordinary shares (“Class A Shares”) and Class B ordinary shares (“Class B Shares”) for the three months ended March 31, 2017 were as follows:

Class A Shares:
Balance at January 1, 2017	65,165,672
Shares issued for share-based compensation	1,160,133
Shares issued upon warrants exercised	16,329
Shares issued cancelled for share-based compensation	(100,443)
Balance at March 31, 2017	66,241,691
Class B Shares:
Balance at both March 31, 2017and December 31, 2016	51,154,280

Warrants

We have outstanding Series A Warrants (the “Series A Warrants”) and Series B Warrants (the “Series B Warrants”), together (the “Warrants”). At March 31, 2017, holders of the Series A Warrants and the Series B Warrants were entitled to purchase 6.02 and 6.03 of Class A Shares, respectively, and receive $12.50 in cash at an exercise price of $51.21 for each Series A Warrant and $56.51 for each Series B Warrant. The Warrants have a seven-year term from the date initially issued and will expire on February 14, 2018. A holder may exercise the Warrants by paying the applicable exercise price in cash or exercising on a cashless basis. The Warrants are freely transferable by the holder. At March 31, 2017 and December 31, 2016, there were 237,977 and 239,306 Series A Warrants outstanding, respectively, and 322,110 and 323,915 Series B Warrants outstanding, respectively.

Dividends

During 2017, we declared and paid quarterly dividends to holders of our Class A Shares and Class B Shares as follows:

Q1 2017
Dividend per share	$0.045
Total dividend	$6
Record date (close of business)	March 6

During 2016, we declared and paid quarterly dividends to holders of our Class A Shares and Class B Shares as follows:

Q1 2016
Dividend per share	$0.25
Total dividend	$30
Record date (close of business)	March 4

Accumulated Other Comprehensive Loss Attributable to Tronox Limited

The tables below present changes in accumulated other comprehensive loss by component for the three months ended March 31, 2017 and 2016.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Derivatives	Total
Balance, January 1, 2017	$(408)	$(92)	$3	$(497)
Other comprehensive income (loss)	18	—	(2)	16
Amounts reclassified from accumulated other comprehensive loss	—	1	—	1

Balance, March 31, 2017	$(390)	$(91)	$1	$(480)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Derivatives	Total
Balance, January 1, 2016	$(496)	$(102)	$-—	$(598)
Other comprehensive income	40	—	—	40
Amounts reclassified from accumulated other comprehensive loss	—	1	—	1

Balance, March 31, 2016	$(456)	$(101)	$-—	$(557)

16.	Noncontrolling Interest

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

Noncontrolling interest activity was as follows:

	2017	2016
Balance, January 1	$144	$112
Net income (loss) attributable to noncontrolling interest	3	(1)
Effect of exchange rate changes	6	13
Balance, March 31	$153	$124

17.	Share-Based Compensation

Compensation expense consisted of the following:

	Three Months Ended March 31,
	2017	2016
Restricted shares and restricted share units	$14	$4
Options	—	1
Total compensation expense	$14	$5

Tronox Limited Management Equity Incentive Plan (“MEIP”)

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

Restricted Shares

During the three months ended March 31, 2017, we did not grant any restricted shares. Our restricted shares vest ratably over a three-year period, are classified as equity awards and are accounted for using the fair value established at the grant date.

The following table presents a summary of activity for the three months ended March 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2017	284,400	$6.09
Vested	(107,928)	8.00
Outstanding, March 31, 2017	176,472	$4.92
Expected to vest, March 31, 2017	176,472	$4.92

At March 31, 2017, there was $1 million of unrecognized compensation expense related to nonvested restricted shares, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.5 years. Since the restricted shares were granted to certain members of our Board as indicated above, the unrecognized compensation expense was not adjusted for estimated forfeitures. The total fair value of restricted shares that vested during the three months ended March 31, 2017 was $1 million.
Restricted Share Units (“RSUs”)

During the three months ended March 31, 2017, we granted RSUs which have time and/or performance conditions. Both the time-based awards and the performance-based awards are classified as equity awards. For the time-based awards, 100,160 RSUs vest ratably over a one-year period and 773,774 RSUs vest ratably over a three-year period, and are valued at the weighted average grant date fair value. For the performance-based awards, 773,774 cliff vest at the end of the three years and 883,538 cliff vest at the end of forty months. Included in the performance-based awards are 773,774 RSUs for which vesting is determined by a Total Stockholder Return (“TSR”) calculation over the applicable measurement period. The TSR metric is considered a market condition for which we use a Monte Carlo simulation to determine the grant date fair value. The 883,538 RSUs were granted, at a grant date fair value of $19.47, to certain executive officers pursuant to an Integration Incentive Award program (the “Integration Incentive Award”) in connection the Cristal Transaction. If the Cristal Transaction does not close by July 1, 2018, then the Integration Incentive Award granted will be forfeited.

The following table presents a summary of activity for the three months ended March 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2017	5,587,331	$7.19
Granted	2,531,246	17.72
Vested	(1,052,205)	8.74
Forfeited	(100,704)	13.54
Outstanding, March 31, 2017	6,965,668	$10.69
Expected to vest, March 31, 2017	7,539,300	$10.02

At March 31, 2017, there was $49 million of unrecognized compensation expense related to nonvested RSUs, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.3 years. The weighted-average grant-date fair value of RSUs granted during the three months ended March 31, 2017 and 2016 was $17.72 per share and $4.06 per share, respectively. The total fair value of RSUs that vested during the three months ended March 31, 2017 was $9 million.

Options

The following table presents a summary of activity for the three months ended March 31, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Intrinsic Value
Outstanding, January 1, 2017	1,970,481	$21.19	6.38	$—
Forfeited	(2,285)	21.98
Expired	(31,578)	22.44
Outstanding, March 31, 2017	1,936,618	$21.17	6.13	$—
Expected to vest, March 31, 2017	2,557	$27.26	7.48	$—
Exercisable, March 31, 2017	1,934,029	$21.16	6.13	$—

The aggregate intrinsic values in the table represent the total pre-tax intrinsic value (the difference between our share price at the indicated dates and the options’ exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at the end of the period. The amount will change based on the fair market value of our stock. No options were exercised during the three months ending March 31, 2017 and 2016 and consequently, there was no related intrinsic value. We issue new shares upon the exercise of options. Since no stock options were exercised during the three months ended March 31, 2017 and 2016, no cash was received.

At March 31, 2017 there was no unrecognized compensation expense related to options, adjusted for estimated forfeitures. We did not issue any options during the three months ended March 31, 2017.

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

T-Bucks Employee Participation Plan (“T-Bucks EPP”)

During 2012, we established the T-Bucks EPP for the benefit of certain qualifying employees of our South African subsidiaries. We funded the T-Bucks Trust (the “Trust”) with R124 million (approximately $15 million), which was used to acquire Class A Shares. Additional contributions may be made in the future at the discretion of the Board. The T-Bucks EPP is classified as an equity-settled shared-based payment plan, whereby participants were awarded share units in the Trust, which entitles them to receive Class A Shares upon completion of the vesting period on May 31, 2017. Participants are entitled to receive dividends on the shares during the vesting period. Forfeited shares are retained by the Trust, and are allocated to future participants. Compensation costs are recognized over the vesting period using the straight-line method. During 2012, the Trust purchased 548,234 Class A Shares at $25.79 per share, which was the fair value on the date of purchase. The balance at both March 31, 2017 and December 31, 2016 was 548,234 shares.

Long-Term Incentive Plan (“LTIP”)

We have a LTIP for the benefit of certain qualifying employees of Tronox subsidiaries in South Africa and Australia. The LTIP is classified as a cash-settled compensation plan and is re-measured to fair value at each reporting date. At both March 31, 2017 and December 31, 2016, the LTIP plan liability was less than $1 million.

18.	Pension and Other Postretirement Healthcare Benefits

We sponsor two noncontributory defined benefit retirement plans in the United States, the qualified retirement plan and Alkali qualified retirement plan (the “U.S. Defined Benefit Plans”). We also have a collective defined contribution plan (a multiemployer plan) in the Netherlands, and a postretirement healthcare plan in South Africa. We had a defined benefit retirement plan in the Netherlands which was settled in the fourth quarter of 2016.

The components of net periodic cost associated with our U.S. Defined Benefit Plans and the Netherlands defined benefit plan recognized in the unaudited Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended March 31,
	2017	2016
Net periodic cost:
Service cost	$1	$1
Interest cost	4	5
Expected return on plan assets	(4)	(5)
Net amortization of actuarial losses	1	1
Total net periodic cost	$2	$2

The components of net periodic cost associated with the postretirement healthcare plan for each of the three months ended March 31, 2017 and 2016 were less than $1 million.

For each of the three months ended March 31, 2017 and 2016, we contributed $1 million to the Netherlands multiemployer plan, which was recognized in “Selling general and administrative expense” in the unaudited Condensed Consolidated Statement of Operations.

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

(1)
The fair value of property, plant and equipment was determined using the cost approach, which estimates the replacement cost of each asset using current prices and labor costs, less estimates for physical, functional and technological obsolescence, based on the estimated useful life ranging from 5 to 38 years

(2)
The fair value of mineral rights was determined using the Discounted Cash Flow method, which was based upon the present value of the estimated future cash flows for the expected life of the asset taking into account the relative risk of achieving those cash flows and the time value of money. A discount rate of 10.4% was used taking into account the risks associated with such assets.

There were no contingent liabilities currently recorded in the fair value of net assets acquired as of the Alkali Transaction Date, and the fair value of net assets acquired includes accounts receivables with book value that approximates fair value.

20.	Related Parties

Exxaro

We have service level agreements with Exxaro for research and development that expire in 2017. Such service level agreements amounted to less than $1 million of expense during each of the three months ended March 31, 2017 and 2016, which was included in “Selling, general and administrative expense” in the unaudited Condensed Consolidated Statements of Operations. Additionally, we had a professional service agreement with Exxaro related to the Fairbreeze construction project which ended in January 2017. During the three months ended March 31, 2017 and 2016, we paid less than $1 million and $1 million, respectively, to Exxaro, which was capitalized in “Property, plant and equipment, net” in our unaudited Condensed Consolidated Balance Sheets. At both March 31, 2017 and December 31, 2016, we had less than $1 million of related party payables, which were recorded in “Accounts payable” in our unaudited Condensed Consolidated Balance Sheets.

ANSAC

We hold a membership in ANSAC, which is responsible for promoting exports of US-produced soda ash. Under the ANSAC membership agreement, Alkali’s exports of soda ash to all markets except Canada, the European community, the European Free Trade Association and the Southern African Customs Union are exclusively through ANSAC. Certain sales and marketing costs incurred by ANSAC are charged directly to us. Selling, general and administrative expenses in the unaudited Condensed Consolidated Statement of Operations include amounts charged to us by ANSAC principally consisting of salaries, benefits, office supplies, professional fees, travel, rent and certain other costs, amounted to $1 million for each of three months ended March 31, 2017 and 2016. During the three months ended March 31, 2017 and 2016, we recorded net sales to ANSAC of $75 million and $60 million, respectively, which was included in “Net sales” in the unaudited Condensed Consolidated Statements of Operations. At March 31, 2017 and December 31, 2016, we had $57 million and $60 million, respectively, of related party receivables from ANSAC, which were recorded in “Accounts receivable, net of allowance for doubtful accounts” in our unaudited Condensed Consolidated Balance Sheets. At both March 31, 2017 and December 31, 2016, we had related party payables due to ANSAC of $1 million, recorded in “Accounts payable” in our unaudited Condensed Consolidated Balance Sheets. Additionally, during the three months ended March 31, 2017 and 2016, “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations included less than $1 million and $2 million, respectively, of charges to us by ANSAC, for freight costs incurred on our behalf. At March 31, 2017, “Accounts payable” in the unaudited Condensed Consolidated Balance Sheets included less than $1 million of payables to ANSAC for freight costs incurred on our behalf and we did not have a liability for such costs to ANSAC at December 31, 2016.

NatronX Technologies LLC

In connection with the Alkali Transaction, we acquired FMC’s one-third ownership interest in a joint venture, Natronx Technologies LLC “Natronx”. Natronx manufactures and markets sodium-based, dry sorbents for air pollution control in electric utility and industrial boiler operations. Pursuant to an agreement with Natronx, we purchase ground trona from a third-party vendor as an agent on its behalf (the “Supply Agreement”). We also provide certain administrative services such as accounting, technology and customer services to Natronx under a service level agreement (the “SLA”). We are reimbursed by Natronx for the related costs incurred under the Supply Agreement and the SLA. At March 31, 2017, we did not have an outstanding receivable related to these agreements and less than $1 million of such receivables at December 31, 2016, which were recorded in “Accounts receivable, net of allowance for doubtful accounts” in the unaudited Condensed Consolidated Balance Sheets.

On June 30, 2016 Natronx ceased its operations and ended deliveries of products to its customers. In September of 2016, the Natronx Board of Directors approved the demolition of the plant located at Alkali’s Westvaco facility and other costs associated with dissolving the joint venture. At both March 31, 2017 and December 31, 2016, a reserve of $1 million, representing our one-third share of the estimated expenses related to the termination of the Natronx business, including severance and other exit activities, was included in “Accrued Liabilities” in our unaudited Condensed Consolidated Balance Sheets. We do not expect to incur any additional future expenses related to the termination of the Natronx business.

21.	Segment Information

The reportable segments presented below represent our operating segments for which separate financial information is available and which is utilized on a regular basis by our Chief Executive Officer, who is our chief operating decision maker, to assess performance and to allocate resources.

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

Net sales and income (loss) from operations by segment were as follows:

	Three Months Ended March 31,
	2017	2016
TiO2 segment	$378	$285
Alkali segment	191	191
Net sales	$569	$476
TiO2 segment	$32	$(36)
Alkali segment	19	21
Corporate	(35)	(16)
Income (loss) from operations	16	(31)
Interest and debt expense, net	(46)	(46)
Gain on extinguishment of debt	—	4
Other income (expense), net	(6)	(9)
Loss before income taxes	(36)	(82)
Income tax provision	(2)	(12)
Net loss	$(38)	$(94)

Net sales to external customers, by geographic region, based on country of production, were as follows:

	Three Months Ended March 31,
	2017	2016
U.S. operations	$349	$310
International operations:
Australia	94	76
South Africa	74	37
The Netherlands	52	53
Total net sales	$569	$476

Net sales from external customers for each similar product were as follows:

	Three Months Ended March 31,
	2017	2016
Pigment	$272	$216
Alkali	191	191
Titanium feedstock	92	57
Electrolytic	14	12
Total net sales	$569	$476

During the three months ended March 31, 2017, our ten largest third-party TiO2 customers and our ten largest Alkali customers represented approximately 25% and 22%, respectively, of our consolidated net sales. During the three months ended March 31, 2016, our ten largest third-party TiO2 customers and our ten largest Alkali customers represented approximately 20% and 25%, respectively, of our consolidated net sales. During each of the three months ended March 31, 2017 and 2016, ANSAC accounted for 13% of our consolidated net sales.

Capital expenditures by segment were as follows:

	Three Months Ended March 31,
	2017	2016
TiO2 segment	$20	$17
Alkali segment	12	16
Total	$32	$33

Total assets by segment were as follows:

	March 31, 2017	December 31, 2016
TiO2 segment	$2,970	$2,991
Alkali segment	1,645	1,671
Corporate	307	291
Total	$4,922	$4,953

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

At December 31, 2016, certain entities which were created as part of the Corporate Reorganization were designated as non-guarantor entities. As of and during the three months ended March 31, 2017, pursuant to the Seventh Supplemental Indenture, dated as of February 14, 2017, to the Indenture, dated August 20, 2012 among Tronox Finance LLC, as Issuer, Tronox Limited as Parent, the guarantors named therein and Wilmington Trust, National Association, as trustee, these entities have been designated as guarantor entities. Consequently, the unaudited guarantor condensed consolidating financial information for these entities has been revised, retrospectively, to reflect the change in structure.

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2017
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$569	$(65)	$—	$—	$458	$176
Cost of goods sold	479	(64)	—	—	396	147
Gross profit	90	(1)	—	—	62	29
Selling, general and administrative expenses	(74)	1	—	(19)	(46)	(10)
Income (loss) from operations	16	—	—	(19)	16	19
Interest and debt expense, net	(46)	—	(26)	—	(1)	(19)
Intercompany interest income (expense)	—	—	—	5	(5)	—
Other income (expense), net	(6)	—	—	(3)	2	(5)
Equity in earnings of subsidiary	—	39	—	(17)	(22)	—
Income (loss) before income taxes	(36)	39	(26)	(34)	(10)	(5)
Income tax benefit (provision)	(2)	—	8	(7)	(8)	5
Net income (loss)	(38)	39	(18)	(41)	(18)	—
Net income attributable to noncontrolling interest	3	3	—	—	—	—
Net income (loss) attributable to Tronox Limited	$(41)	$36	$(18)	$(41)	$(18)	$—

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended March 31, 2017
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net income (loss)	$(38)	$39	$(18)	$(41)	$(18)	$—
Other comprehensive income (loss):
Foreign currency translation adjustments	24	(43)	—	18	24	25
Pension and postretirement plans	1	(1)	—	1	1	—
Unrealized gain (loss) on derivative financial instruments	(2)	2	—	(2)	(2)	—
Other comprehensive income (loss)	23	(42)	—	17	23	25
Total comprehensive income (loss)	(15)	(3)	(18)	(24)	5	25
Comprehensive income (loss) attributable to noncontrolling interest:
Net income	3	3	—	—	—	—
Foreign currency translation adjustments	6	6	—	—	—	—
Comprehensive income (loss) attributable to noncontrolling interest	9	9	—	—	—	—
Comprehensive income (loss) attributable to Tronox Limited	$(24)	$(12)	$(18)	$(24)	$5	$25

GUARANTOR CONDENSED CONSOLIDATING BALANCE SHEETS
As of March 31, 2017
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Cash and cash equivalents	$265	$—	$—	$10	$151	$104
Restricted cash	2	—	—	—	2	—
Accounts receivable, net	428	—	—	—	321	107
Inventories, net	510	(13)	—	—	340	183
Other current assets	40	(528)	101	69	198	200
Investment in subsidiaries	—	(1,449)	—	1,127	322	—
Property, plant and equipment, net	1,816	—	—	—	1,299	517
Mineral leaseholds, net	1,606	—	—	—	1,230	376
Intercompany loans receivable	—	(2,523)	1,149	—	158	1,216
Other long-term assets	255	—	—	—	223	32
Total assets	$4,922	$(4,513)	$1,250	$1,206	$4,244	$2,735
LIABILITIES AND EQUITY
Short-term debt	$150	—	—	—	150	—
Other current liabilities	360	(528)	48	92	536	212
Long-term debt	2,887	—	1,462	—	—	1,425
Intercompany loans payable	—	(2,523)	—	121	2,365	37
Other long-term liabilities	381	—	—	2	198	181
Total liabilities	3,778	(3,051)	1,510	215	3,249	1,855
Total equity	1,144	(1,462)	(260)	991	995	880
Total liabilities and equity	$4,922	$(4,513)	$1,250	$1,206	$4,244	$2,735

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2017
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Cash Flows from Operating Activities:
Net income (loss)	$(38)	$39	$(18)	$(41)	$(18)	$—
Depreciation, depletion and amortization	61	—	—	—	45	16
Other	37	(39)	(33)	42	52	15
Cash provided by (used in) operating activities	60	—	(51)	1	79	31
Cash Flows from Investing Activities:
Capital expenditures	(32)	—	—	—	(23)	(9)
Collections of intercompany loans	—	(71)	50	—	—	21
Issuance of Intercompany loans	—	15	—	—	(15)	—
Cash provided by (used in) investing activities	(32)	(56)	50	—	(38)	12
Cash Flows from Financing Activities:
Repayments of debt	(4)	—	—	—	—	(4)
Repayments of intercompany loans	—	71	—	—	(71)	—
Proceeds from intercompany loans	—	(15)	—	15	—	—
Dividends paid	(6)	—	—	(6)	—	—
Restricted stock and performance-based shares settled in cash for taxes	(2)	—	—	(2)	—	—
Cash provided by (used in) financing activities	(12)	56	—	7	(71)	(4)
Effects of exchange rate changes on cash and cash equivalents	1	—	—	—	—	1
Net increase (decrease) in cash and cash equivalents	17	—	(1)	8	(30)	40
Cash and cash equivalents at beginning of period	$248	$—	$1	$2	$181	$64
Cash and cash equivalents at end of period	$265	$—	$—	$10	$151	$104

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2016
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$476	$(60)	$—	$—	$404	$132
Cost of goods sold	455	(57)	—	—	385	127
Gross profit	21	(3)	—	—	19	5
Selling, general and administrative expenses	(50)	1	—	(13)	(28)	(10)
Restructuring expense	(2)	—	—	—	(1)	(1)
Income (loss) from operations	(31)	(2)	—	(13)	(10)	(6)
Interest and debt expense, net	(46)	—	(26)	—	(2)	(18)
Intercompany interest income (expense)	—	—	—	127	(140)	13
Gain on extinguishment of debt	4	—	4	—	—	—
Other income (expense), net	(9)	—	—	—	—	(9)
Equity in earnings of subsidiary	—	189	—	(160)	(29)	—
Income (loss) before income taxes	(82)	187	(22)	(46)	(181)	(20)
Income tax benefit (provision)	(12)	—	7	(47)	30	(2)
Net income (loss)	(94)	187	(15)	(93)	(151)	(22)
Net loss attributable to noncontrolling interest	(1)	(1)	—	—	—	—
Net income (loss) attributable to Tronox Limited	$(93)	$188	$(15)	$(93)	$(151)	$(22)

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended March 31, 2016
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net income (loss)	$(94)	$187	$(15)	$(93)	$(151)	$(22)
Other comprehensive income (loss):
Foreign currency translation adjustments	53	(88)	—	40	48	53
Pension and postretirement plans	1	—	—	1	—	—
Other comprehensive income (loss)	54	(88)	—	41	48	53
Total comprehensive income (loss)	(40)	99	(15)	(52)	(103)	31
Comprehensive income (loss) attributable to noncontrolling interest:
Net loss	(1)	(1)	—	—	—	—
Foreign currency translation adjustments	13	13	—	—	—	—
Comprehensive income attributable to noncontrolling interest	12	12	—	—	—	—
Comprehensive income (loss) attributable to Tronox Limited	$(52)	$87	$(15)	$(52)	$(103)	$31

GUARANTOR CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2016
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Cash and cash equivalents	$248	$—	$1	$2	$181	$64
Restricted cash	3	—	—	—	3	—
Accounts receivable, net	424	—	—	—	325	99
Inventories, net	532	(13)	—	—	363	182
Other current assets	49	(531)	62	91	277	150
Investment in subsidiaries	—	(1,327)	—	1,009	318	—
Property, plant and equipment, net	1,831	—	—	—	1,322	509
Mineral leaseholds, net	1,607	—	—	—	1,236	371
Intercompany loans receivable	—	(2,926)	1,200	405	37	1,284
Other long-term assets	259	—	—	—	228	31

Total assets	$4,953	$(4,797)	$1,263	$1,507	$4,290	$2,690

LIABILITIES AND EQUITY
Short-term debt	$150	$—	$—	$—	$150	$—
Other current liabilities	383	(531)	43	495	181	195
Long-term debt	2,888	—	1,462	—	—	1,426
Intercompany loans payable	—	(2,926)	—	—	2,888	38
Other long-term liabilities	379	—	—	3	198	178

Total liabilities	3,800	(3,457)	1,505	498	3,417	1,837
Total equity	1,153	(1,340)	(242)	1,009	873	853

Total liabilities and equity	$4,953	$(4,797)	$1,263	$1,507	$4,290	$2,690

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2016
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Cash Flows from Operating Activities:
Net income (loss)	$(94)	$187	$(15)	$(93)	$(151)	$(22)
Depreciation, depletion and amortization	55	—	—	—	46	9
Other	40	(187)	(36)	137	133	(7)
Cash provided by (used in) operating activities	1	—	(51)	44	28	(20)
Cash Flows from Investing Activities:
Capital expenditures	(33)	—	—	—	(23)	(10)
Proceeds on sale of assets	1	—	—	—	1	—
Collections of intercompany loans	—	(97)	79	—	—	18
Issuance of Intercompany loans	—	67	—	—	(67)	—
Cash provided by (used in) investing activities	(32)	(30)	79	—	(89)	8
Cash Flows from Financing Activities:
Repayments of debt	(19)	—	(15)	—	—	(4)
Repayments of intercompany loans	—	97	—	(79)	(18)	—
Proceeds from intercompany loans	—	(67)	—	67	—	—
Dividends paid	(30)	—	—	(30)	—	—
Cash provided by (used in) financing activities	(49)	30	(15)	(42)	(18)	(4)
Effects of exchange rate changes on cash and cash equivalents	3	—	—	—	—	3
Net increase (decrease) in cash and cash equivalents	(77)	—	13	2	(79)	(13)
Cash and cash equivalents at beginning of period	$229	$—	$—	$1	$165	$63
Cash and cash equivalents at end of period	$152	$—	$13	$3	$86	$50

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Tronox Limited’s unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016. This discussion and other sections in this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties, and actual results could differ materially from those discussed in the forward-looking statements as a result of numerous factors. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements also can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain financial measures, in particular the presentation of EBITDA and Adjusted EBITDA, which are not presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). We are presenting these non-U.S. GAAP financial measures because we believe they provide us and readers of this Form 10-Q with additional insight into our operational performance relative to earlier periods and relative to our competitors. We do not intend for these non-U.S GAAP financial measures to be a substitute for any U.S. GAAP financial information. Readers of these statements should use these non-U.S. GAAP financial measures only in conjunction with the comparable U.S. GAAP financial measures. A reconciliation of net loss to EBITDA and Adjusted EBITDA is also provided herein.

Overview

We are a global leader in the production and marketing of titanium bearing mineral sands and titanium dioxide (“TiO2”) pigment, and the world’s largest producer of natural soda ash.

Our two operating and reportable segments discussed below are TiO2 and Alkali.

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

Our TiO2 segment includes the following:

•	Exploration, mining, and beneficiation of mineral sands deposits;

•	Production of titanium feedstock and its co-products (including chloride slag, slag fines, rutile, synthetic rutile and leucoxene), pig iron, and zircon;

•	Production and marketing of TiO2; and

•	Electrolytic manganese dioxide manufacturing and marketing, which is primarily focused on advanced battery materials and specialty boron products.

Alkali Segment

Our Alkali business is the world’s largest natural soda ash producer. We supply our soda ash to a variety of industries such as flat glass, container glass, dry detergent and chemical manufacturing. Soda ash, also known by its chemical name sodium carbonate (Na2CO3), is a highly valued raw material in the manufacture of glass due to its properties of lowering the melting point of silica in the batch. Soda ash is also valued by detergent manufacturers for its absorptive and water softening properties. We produce our products from trona, which we mine at two sites in the Green River Basin, Wyoming. The vast majority of the world’s accessible trona reserves are located in the Green River Basin. According to historical production statistics, approximately one-quarter of global soda ash is produced from trona, with the remainder being produced synthetically, which requires chemical transformation of limestone and salt using a significantly higher amount of energy. Production of soda ash from trona is significantly less expensive than producing it synthetically. In addition, life-cycle analyses reveal that production from trona consumes less energy and produces less carbon dioxide and fewer undesirable by-products than synthetic production

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

Recent Developments

On February 21, 2017, Tronox Limited, The National Titanium Dioxide Company Ltd., a limited company organized under the laws of the Kingdom of Saudi Arabia (“Cristal”), and Cristal Inorganic Chemicals Netherlands Coöperatief W.A., a cooperative organized under the laws of the Netherlands and a wholly owned subsidiary of Cristal (“Seller”), entered into a Transaction Agreement (the “Transaction Agreement”), pursuant to which we agreed to acquire Cristal’s titanium dioxide business for $1.673 billion in cash, subject to a working capital adjustment at closing (the “Cash Consideration”), plus 37,580,000 Class A ordinary shares, par value $0.01 per share, of Tronox Limited (the “Transaction”). Following the closing of the Transaction, the Seller will own approximately 24% of the outstanding ordinary shares (including both Class A and Class B) of Tronox Limited. Concurrently with this announcement, we expressed an intent to begin a process to market our Alkali business. In March 2017, we began to market the Alkali business as well as explore other asset sales and financing options. The Transaction is conditioned on our obtaining financing sufficient to fund the Cash Consideration. The Alkali asset group was classified as held and used as it did not meet the held for sale criteria, mainly board approval of a sale and a commitment to a plan to sell. The Transaction Agreement provides that we must pay to Cristal a termination fee of $100 million if all conditions to closing, other than the financing condition, have been satisfied and the Transaction Agreement is terminated because closing of the Transaction has not occurred by May 21, 2018. The transaction is also conditioned upon the receipt of various regulatory approvals, including antitrust clearance in numerous jurisdictions. On April 13, 2017, the U.S. Federal Trade Commission (“FTC”) issued a second request to the Company and Cristal in connection with its filing under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the parties are cooperating to provide the information requested by the FTC as promptly as practicable. The Transaction, which has been unanimously approved by our board of directors, is expected to close during the first quarter 2018, subject to regulatory approvals and satisfaction of customary closing conditions, including the favorable vote of a majority of our outstanding shares.

During the fourth quarter of 2016, we implemented various steps of an internal corporate reorganization plan to simplify our corporate structure and thereby improve operational, administrative, and commercial synergies within each of our operating segments (the “Corporate Reorganization”). As a result of the Corporate Reorganization, we reduced our cross jurisdictional financing arrangements, eliminated administrative activities and reversed the deferred tax assets related to intercompany interest deductions. The related withholding tax accrual amounts were also reversed as a result of the Corporate Reorganization. Additionally, we reduced our deferred tax assets related to loss carryforwards which will no longer be available to utilize. In connection with the Corporate Reorganization during the period ended March 31, 2017, Tronox Limited became managed and controlled in the U.K., with no additional impacts to the consolidated provision for income taxes due to the valuation allowances in various jurisdictions.

Business Environment

The following discussion includes trends and factors that may affect future operating results:

In the TiO2 segment, our pigment business benefited from a global industry recovery that began in the first quarter of 2016. To meet healthy demand, we operated our pigment plants at high utilization rates while matching pigment production volumes to sales volumes and keeping inventory at or below normal levels. Global pigment pricing has rebounded with successive gains in each quarter since the first quarter of 2016. We believe pigment inventories, in the aggregate, are at or below normal levels at both customer and producer locations globally resulting in a continued tight supply-demand balance. We continue to use the majority of our high grade titanium feedstock for our pigment production and continued to reduce our titanium slag inventories. We expect zircon sales volumes in 2017 to exceed those of 2016 as we continue to ramp up production at our Fairbreeze mine to match market demand.

In our Alkali segment, our business remains in a sold-out mode resulting from the sustaining structural cost advantage of natural soda ash relative to higher cost synthetic soda ash. Global demand for soda ash is expected to grow at about 2% compound annual growth rate through 2024. Emerging markets continue to drive much of this growth with per capita consumption of soda ash in emerging markets less than 50% of U.S. levels of 16 kg per person per year. The U.S. market for soda ash is supplied by five domestic competitors with balanced supply and demand fundamentals. These market conditions have historically resulted in prices rising for the majority of customers over the past ten years. In export markets, we anticipate that the pricing environment will continue to be driven by production costs for Chinese soda ash exporters and the timing and magnitude of additional volume from the announced expansion of soda ash capacity in Turkey. At the same time, we expect that the competitive cost position of natural soda ash relative to the higher cost synthetic process will persist and demand for natural soda ash will continue to exceed available supply

We continue to be uniquely tax-advantaged by favorable tax loss carry forwards and other favorable tax positions. We believe these tax-advantaged factors create opportunities for our operations to benefit for years to come. See Note 3 of notes to our unaudited condensed consolidated financial statements for additional information.

Consolidated Results of Operations

Three Months Ended March 31, 2017 compared to the Three Months Ended March 31, 2016

	Three Months Ended March 31,
	2017	2016	Variance
	(Millions of U.S. dollars)
Net sales	$569	$476	$93
Cost of goods sold	479	455	24
Gross profit	90	21	69
Selling, general and administrative expenses	(74)	(50)	(24)
Restructuring expense	—	(2)	2
Income (loss) from operations	16	(31)	47
Interest and debt expense, net	(46)	(46)	—
Gain on extinguishment of debt	—	4	(4)
Other income (expense), net	(6)	(9)	3
Loss before income taxes	(36)	(82)	46
Income tax provision	(2)	(12)	10
Net loss	$(38)	$(94)	$56

Net sales for three months ended March 31, 2017 increased by 20% compared to the three months ended March 31, 2016 due to higher volumes of $63 million, and higher selling prices and product mix of $33 million, primarily offset by unfavorable changes in foreign currency translation of $3 million.

Gross profit margin during the three months ended March 31, 2017 was 16% of net sales compared to 4% in the same period prior year. The increase was primarily due to the impact lower net production costs of $44 million, higher selling prices and product mix of $33 million and higher volumes of $13 million, all improvements principally reflected in our TiO2 segment, partially offset by unfavorable foreign currency translation of $21 million.

Selling, general and administrative expenses during the three months ended March 31, 2017 increased by 48% compared to the same period prior year primarily due to higher professional fees of $15 million primarily related to the Cristal Transaction, and employee stock-based compensation and other costs of $10 million.

Interest and debt expense during the three months ended March 31, 2017 was level compared to the same period prior year. Interest and debt expense during the three months ended March 31, 2017 is primarily comprised of interest expense on our $1.5 billion senior secured term loan (the “Term Loan”) of $16 million, interest expense on our $900 million aggregate principal amounts of senior notes at par value (the “Senior Notes due 2020”) of $14 million and interest expense on our $600 million aggregate principal amount of 7.5% Senior Notes due 2022 (the “Senior Notes due 2022”) of $11 million. Interest and debt expense during the three months ended March 31, 2016 is primarily comprised of interest expense on Term Loan of $17 million, interest expense on our Senior Notes due 2020 of $14 million and interest expense on our Senior Notes due 2022 of $11 million.

Gain on debt extinguishment during the three months ended March 31, 2016 of $4 million represents a repurchase of $16 million of face value of our Senior Notes Due 2022 at a price of 76% of par, resulting in a gain of approximately $3 million and a repurchase of $4 million of face value of our Senior Notes Due 2020 at a price of 77% of par, resulting in a gain of approximately $1 million.

Other income (expense), net during the three months ended March 31, 2017 primarily consisted of a net foreign currency loss of $7 million and interest income of $1 million compared to a net foreign currency loss of $10 million and interest income of $1 million during the three months ended March 31, 2016.

The effective tax rate for the three months ended March 31, 2017 differs from the U.K. statutory rate of 20% primarily due to valuation allowances and income in foreign jurisdictions taxed at rates lower than 20%. The effective tax rate for the three months ended March 31, 2016 differs from the Australian statutory rate of 30% primarily due to valuation allowances, income in foreign jurisdictions taxed at rates lower than 30%, and withholding tax accruals in 2016.

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

Net Sales

Net sales by segments were as follows:

	Three Months Ended March 31,
	2017	2016	Variance
	(Millions of U.S. dollars)
TiO2 segment	$378	$285	$93
Alkali segment	191	191	—
Net Sales	$569	$476	$93

TiO2 segment

TiO2 segment net sales during the three months ended March 31, 2017 increased 33% compared to the same periods in 2016 primarily due to higher volumes of $60 million, and higher selling prices and product mix of $36 million, partially offset by unfavorable changes in foreign currency translation of $3 million.

Alkali segment

Alkali segment net sales of $191 million was level compared to the year-ago quarter as sales volumes were 5% higher and selling prices were 4% lower. Net sales were adversely impacted by $5 million as lower sales volumes resulted from lower production volumes due to record severe winter weather conditions at our Wyoming production facility early in the quarter.

Loss from Operations

Income (loss) from operations by segments was as follows:

	Three Months Ended March 31,
	2017	2016	Variance
	(Millions of U.S. dollars)
TiO2 segment	$32	$(36)	$68
Alkali segment	19	21	(2)
Corporate	(35)	(16)	(19)
Income (loss) from operations	16	(31)	$47
Interest and debt expense, net	(46)	(46)
Gain on extinguishment of debt	—	4
Other expense, net	(6)	(9)
Loss before income taxes	(36)	(82)
Income tax provision	(2)	(12)
Net loss	$(38)	$(94)

TiO2 segment

During the three months ended March 31, 2017, sales volumes increased 9% and average selling prices increased 16%. Additionally, from operations increased by $68 million due to gross profit margin improvement. The gross profit margin improvement highlights the cost reduction benefits from our operational excellence program and our operation strategy that focuses on matching TiO2 pigment production to market demand while keeping finished pigment inventories at or below normal levels.

Alkali segment

During the three months ended March 31, 2017, income from operations decreased by $2 million compared to the same period prior year primarily due to an increase in gross profit of $1 million, offset by an increase in restructuring expense of $1 million and selling, general and administrative expenses of $2 million.

Corporate

Corporate selling, general and administrative expenses during the three months ended March 31, 2017 increased by $19 million compared to the same period in 2016, primarily due to higher professional fees of $15 million and the impact of higher employee stock-based compensation costs of $10 million. Professional fees are principally due to costs associated with the Cristal Transaction.

The decrease in income tax provision of $10 million during the three months ended March 31, 2017 compared to the same period of 2016, is principally a result of the effects of the Corporate Reorganization. See Note 3.

Liquidity and Capital Resources

The following table presents our liquidity as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$265	$248
Borrowings available under the UBS Revolver	198	190
Borrowings available under the ABSA Revolver	97	95
Total	$560	$533

Our total liquidity at March 31, 2017 was $560 million, which was comprised of $198 million available under our $500 million global senior secured asset-based syndicated revolving credit facility with UBS AG (the “UBS Revolver”), $97 million available under our R1.3 billion revolving credit facility with ABSA Bank Limited (“ABSA Revolver”) acting through its ABSA Capital Division (the “ABSA”), and $265 million in cash and cash equivalents. We have received offers from three different South African banks and are currently in negotiations to renew the ABSA Revolver. See Note 11 of notes to unaudited condensed consolidated financial statements.

Historically, we have funded our operations and met our commitments through cash generated by operations. During 2012, we issued the Senior Notes due 2020 at par value. Additionally, during 2013 and 2015, we obtained a Term Loan and issued a Senior Notes due 2022. See Note 11 of notes to unaudited condensed consolidated financial statements.

At March 31, 2017, we had outstanding letters of credit, bank guarantees, and performance bonds of $60 million, of which $35 million were letters of credit issued under the UBS Revolver, $18 million were bank guarantees issued by ABSA, $5 million were bank guarantees issued by Standard Bank and $2 million were performance bonds issued by Westpac Banking Corporation. We are currently in negotiations to renew the ABSA Revolver and have received multiple alternate offers from South African banks.

In the next twelve months, we expect that our operations and available borrowings under our revolving credit agreements will provide sufficient cash to fund our operating expenses, capital expenditures, interest payments, debt repayments, and dividends. Working capital (calculated as current assets less current liabilities) was $735 million at March 31, 2017 compared to $723 million at December 31, 2016, an increase of $12 million, which is primarily due to cash provided by operations of $60 million, partially offset by dividends paid of $6 million, capital expenditures of $32 million, $4 million of principal repayment on our Term Loan and $2 million of tax payments related to stock-based compensation.

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

As of March 31, 2017, our credit rating with Moody’s and Standard & Poor’s was B2 on review for possible upgrade and B negative outlook, respectively. On January 23, 2017, Standard & Poor’s lowered our corporate credit rating to B negative outlook from B+ negative outlook. On February 21, 2017, Moody’s placed the B2 rating on review for possible upgrade from B2 negative outlook. At March 31, 2017, we are in compliance with all our financial covenants, have sufficient borrowings available and have no significant principal payments on debt due until 2020.

Cash and Cash Equivalents

We consider all investments with original maturities of three months or less to be cash equivalents. As of March 31, 2017, our cash and cash equivalents were primarily invested in money market funds. We maintain cash and cash equivalents in bank deposit and money market accounts that may exceed federally insured limits. The financial institutions where our cash and cash equivalents are held are generally highly rated and geographically dispersed, and we have a policy to limit the amount of credit exposure with any one institution. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk.

The use of our cash includes servicing our interest and debt repayment obligations, making pension contributions and making quarterly dividend payments.

Repatriation of Cash

At March 31, 2017, we held $267 million in cash and cash equivalents and restricted cash in these respective jurisdictions: $19 million in Europe, $67 million in Australia, $84 million in South Africa, and $97 million in the United States. Our credit facilities limit transfers of funds from subsidiaries in the United States to certain foreign subsidiaries.

Tronox Limited has foreign subsidiaries with positive undistributed earnings at March 31, 2017. We have made no provision for deferred taxes related to these undistributed earnings because they are considered to be indefinitely reinvested in the foreign jurisdictions.

Cash Dividends on Class A and Class B Shares

During 2017, we declared and paid quarterly dividends to holders of our Class A ordinary shares (“Class A Shares”) and Class B ordinary shares (“Class B Shares”) as follows:

Q1 2017
Dividend per share	$0.045
Total dividend	$6
Record date (close of business)	March 6

On May 3, 2017, the Board of Directors declared a quarterly dividend of $0.045 per share to holders of our Class A Shares and Class B Shares at the close of business on May 15, 2017, totaling $6 million, which will be paid on May 25, 2017.

Debt Obligations

At both March 31, 2017 and December 31, 2016, our net debt (excess debt over cash and cash equivalents) was $2.8 billion.

Our short-term debt consisted of the UBS Revolver and was $150 million at both March 31, 2017 and December 31, 2016. The average effective interest rates of our UBS Revolver were 4.6% and 3.9% during the three months ended March 31, 2017 and 2016, respectively.

Long-term debt, net of an unamortized discount and debt issuance costs, consisted of the following:

	Original Principal	Annual Interest Rate	Maturity Date	March 31, 2017	December 31, 2016
Term Loan, net of unamortized discount (1)	$1,500	Variable	3/19/2020	$1,437	$1,441
Senior Notes due 2020	$900	6.375%	8/15/2020	896	896
Senior Notes due 2022	$600	7.50%	3/15/2022	584	584
Lease financing				19	19
Total borrowings				2,936	2,940
Less: Long-term debt due within one year				(16)	(16)
Debt issuance costs				(33)	(36)
Long-term debt				$2,887	$2,888

(1)	Average effective interest rate of 5.0% and 4.9% during the three months ended March 31, 2017 and 2016, respectively.

At March 31, 2017, we had financial covenants in the UBS Revolver, the ABSA Revolver and the Term Loan; however, only the ABSA Revolver had a financial maintenance covenant that applies to local operations and only when the ABSA Revolver is drawn upon. The Term Loan and the UBS Revolver are subject to an intercreditor agreement pursuant to which the lenders’ respective rights and interests in the security are set forth. We were in compliance with all our financial covenants as of and for three months ended March 31, 2017.

Cash Flows

The following table presents cash flow for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(Millions of U.S. dollars)
Net cash provided by operating activities	$60	$1
Net cash used in investing activities	(32)	(32)
Net cash used in financing activities	(12)	(49)
Effect of exchange rate changes on cash	1	3
Net increase (decrease) in cash and cash equivalents	$17	$(77)

Cash Flows provided by Operating Activities — During the three months ended March 31, 2017, our cash provided by operating activities increased by $59 million compared to the same period in 2016. The increase in cash provided was primarily attributable to higher cash earnings.

Cash Flows used in Investing Activities — Cash flows used in investing activities was flat compared to the same quarter of prior year.

Cash Flows from Financing Activities — Net cash used in financing activities during the three months ended March 31, 2017 was primarily attributable to dividends paid of $6 million, principal repayments on long-term debt of $4 million and $2 million for restricted stock and performance-based shares settled in cash for taxes. This compares to net cash used in financing activities of $49 million during the three months ended March 31, 2016, which was attributable to dividends paid of $30 million and principal repayments on long-term debt of $19 million.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of March 31, 2017:

	Contractual Obligation Payments Due by Year (3)(4)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of U.S. dollars)
Long-term debt and lease financing (including interest) (1)	$3,715	334	1,761	1,010	610
Purchase obligations (2)	444	173	101	52	118
Operating leases	181	43	40	37	61
Asset retirement obligations	79	5	3	2	69
Total	$4,419	555	1,905	1,101	858

(1)	We calculated the Term Loan interest at a base rate of 1% plus a margin of 3.5%. See Note 11 of notes to our unaudited condensed consolidated financial statements.

(2)
Includes obligations to purchase requirements of process chemicals, supplies, utilities, services. We have various purchase commitments for materials, supplies, and services entered into in the ordinary course of business. Included in the purchase commitments table above are contracts which require minimum volume purchases that extend beyond one year or are renewable annually and have been renewed for 2017. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. We believe that all of our purchase obligations will be utilized in our normal operations.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2017	2016
Net loss	$(38)	$(94)
Interest and debt expense, net	46	46
Interest income	(1)	(1)
Income tax provision	2	12
Depreciation, depletion and amortization expense	61	55
EBITDA	70	18
Share-based compensation (a)	14	5
Restructuring expense (b)	—	2
Foreign currency remeasurement loss (c)	3	14
Gain on extinguishment of debt (d)	—	(4)
Transaction costs (e)	11	—
Other items (f)	3	5
Adjusted EBITDA (g)	$101	$40

(a)	Represents non-cash share-based compensation. See Note 17 of Notes to unaudited condensed consolidated financial statements.
(b)
Represents severance and other costs associated with the shutdown of our sodium chlorate plant, and other global restructuring efforts which was recorded in “Restructuring expense” in the unaudited Condensed Consolidated Statements of Operations. See Note 2 of Notes to unaudited condensed consolidated financial statements.

(c)	Represents foreign currency remeasurement which is included in “Other income (expense), net” in the unaudited Condensed Consolidated Statements of Operations.
(d)
During 2016, we recognized $4 million of gain associated with the repurchase of $20 million face value of our Senior Notes due 2020 and Senior Notes 2022, which was recorded in “Gain on extinguishment of debt” in the unaudited Condensed Consolidated Statements of Operations.

(e)
Represents transaction costs associated with the Cristal Transaction which were recorded in “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations.

(f)
Includes noncash pension and postretirement costs, severance expense and other items included in “Selling, general and administrative expenses” and “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations.

(g)	No income tax impact given full valuation allowance except for South Africa related restructuring costs. See Notes 2 and 3 of notes to unaudited condensed consolidated financial statements.

The following table reconciles income (loss) from operations, our comparable measure for segment reporting under U.S. GAAP, to Adjusted EBITDA by segments for the periods presented:

	Three Months Ended March 31,
	2017	2016
TiO2 segment	$32	$(36)
Alkali segment	19	21
Corporate	(35)	(16)
Income (loss) from operations (U.S. GAAP)	16	(31)
TiO2 segment	44	40
Alkali segment	16	14
Corporate	1	1
Depreciation, depletion and amortization expense	61	55
TiO2 segment	9	18
Alkali segment	3	1
Corporate	12	(3)
Other	24	16
TiO2 segment	85	22
Alkali segment	38	36
Corporate	(22)	(18)
Adjusted EBITDA (non-U.S. GAAP)	$101	$40

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

Our mining operations in Wyoming are subject to several mine permits issued by the Land Quality Division of the Wyoming Department of Environmental Quality (“WDEQ”). WDEQ imposes detailed reclamation obligations on us as a holder of mine permits. WDEQ has permitted us to “self-bond” our reclamation obligations as long as our Alkali Wyoming subsidiary maintains a minimum net worth. As of March 31, 2017, the amount of the self-bond was approximately $80 million. The amount of the bond is subject to change based upon periodic re-evaluation by WDEQ. On January 30, 2017 we were informed by the WDEQ that our June 2016 application for a “self-bond” was currently under review. We anticipate replacing our self-bond of these reclamation obligations with a guarantee provided by a third-party surety company. We do not expect the costs of keeping such surety instrument in place to have a material adverse impact on our consolidated financial statements.

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

Credit Risk

Credit risk is the risk that a borrower or a counterparty will fail to meet their obligations. A significant portion of our liquidity is concentrated in trade accounts receivable that arise from sales of our products to customers. In the case of TiO2, the high level of industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. While our customer base is more diverse in the case of the Alkali segment, we have significant exposure to credit risk in industries that are affected by cyclical economic fluctuations, such as flat glass manufacturing and mining. We perform ongoing credit evaluations of our customers and use credit risk insurance policies from time to time, as deemed appropriate, to mitigate credit risk but generally do not require collateral. Our contracts typically enable us to tighten credit terms if we perceive additional credit risk and historic losses due to write offs of bad debt have been relatively low. In addition, due to our international operations in our TiO2 segment, we are subject to potential trade restrictions and sovereign risk in certain countries we operate in. Because the Alkali segment sells to ANSAC for resale to foreign buyers, we avoid the risks of significant credit exposure to individual international buyers and regions. We maintain allowances for potential credit losses based on specific customer review and current financial conditions. During the three months ended March 31, 2017, our ten largest third-party TiO2 customers and our ten largest Alkali customers represented approximately 25% and 22%, respectively, of our consolidated net sales. During the three months ended March 31, 2016, our ten largest third-party TiO2 customers and our ten largest Alkali customers represented approximately 20% and 25%, respectively, of our consolidated net sales. During each of the three months ended March 31, 2017 and 2016, ANSAC accounted for 13% of our consolidated net sales.

Interest Rate Risk

Interest rate risk arises from the possibility that changes in interest rates will impact our financial results. We are exposed to interest rate risk on our floating rate debt, the Term Loan and UBS Revolver balance. The Term Loan includes a LIBOR floor at 1%. As such, if LIBOR increases by more than 1% our borrowing rate will increase accordingly. Using a sensitivity analysis as of March 31, 2017, a hypothetical 1% increase in interest rates would result in a net increase to pre-tax loss of approximately $13 million on an annualized basis. This is due to the fact that earnings on our floating rate financial assets of $265 million at March 31, 2017 and the interest expense on our floating rate debt, our Term Loan and UBS Revolver balance, would each increase by the full 1%.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2017, our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has conducted an evaluation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Under the supervision of and with the participation of Tronox’s management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”), as of March 31, 2017, the end of the period covered by this report. Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date. Tronox’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Tronox in the reports that it files or submits under the Exchange Act is accumulated and communicated to Tronox’s management, including Tronox’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation of our internal controls over financial reporting was also performed to determine whether any changes have occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit No.

4.1
Eighth Supplemental Indenture, dated as of March 22, 2017, to the Indenture, dated August 20, 2012 among Tronox Finance LLC, as Issuer, Tronox Limited as Parent, the guarantors named therein and Wilmington Trust, National Association, as trustee (filed herewith).

4.2
Fourth Supplemental Indenture, dated as of March 22, 2017, to the Indenture, dated March 19, 2015 among Tronox Finance LLC, as Issuer, Tronox Limited as Parent, the guarantors named therein and Wilmington Trust, National Association, as trustee (filed herewith).

10.1	General form of executive officer Time-Based Restricted Share Unit Agreement (filed herewith).

10.2	General form of executive officer Performance-Based Restricted Share Unit Agreement (filed herewith).

10.3	General form of Director Grant Restricted Share Unit Agreement (filed herewith).

10.4	General form of Cristal Transaction Integration Synergy Savings Performance-Based Restricted Share Unit Agreement (filed herewith).

31.1	Rule 13a-14(a) Certification of Thomas Casey.

31.2	Rule 13a-14(a) Certification of Timothy Carlson.

32.1	Section 1350 Certification for Thomas Casey.

32.2	Section 1350 Certification for Timothy Carlson.

95	Mine Safety Disclosures

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 4, 2017

TRONOX LIMITED
(Registrant)

By:	/s/ Timothy Carlson
Name:	Timothy Carlson
Title:	Senior Vice President and Chief Financial Officer