Form 10-Q
period 2017-06-30
Tronox Ltd
filed 2017-08-09
CIK 1530804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ___________

1-35573
(Commission file number)

TRONOX LIMITED
(ACN 153 348 111)
(Exact Name of Registrant as Specified in its Charter) extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Western Australia, Australia	98-1026700
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

263 Tresser Boulevard, Suite 1100 Stamford, Connecticut 06901	Lot 22, Mason Road, Kwinana Beach, WA, 6167 Australia

Registrant’s telephone number, including area code: (203) 705-3800

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

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

As of July 28, 2017, the Registrant had 67,821,274 Class A ordinary shares and 51,154,280 Class B ordinary shares outstanding.

Item 1.	Financial Statements (Unaudited)

TRONOX LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$622	$538	$1,191	$1,014
Cost of goods sold	498	479	977	934

Gross profit	124	59	214	80
Selling, general and administrative expenses	(69)	(51)	(143)	(101)
Restructuring income (expense)	—	1	—	(1)

Income (loss) from operations	55	9	71	(22)
Interest and debt expense, net	(46)	(46)	(92)	(92)
Gain on extinguishment of debt	—	—	—	4
Other expense, net	(1)	(3)	(7)	(12)

Income (loss) before income taxes	8	(40)	(28)	(122)
Income tax provision	(3)	(10)	(5)	(22)

Net income (loss)	5	(50)	(33)	(144)
Net income (loss) attributable to noncontrolling interest	2	2	5	1

Net income (loss) attributable to Tronox Limited	$3	$(52)	$(38)	$(145)

Net income (loss) per share, basic and diluted	$0.02	$(0.44)	$(0.32)	$(1.24)

Weighted average shares outstanding, basic (in thousands)	119,188	116,184	118,804	116,052

Weighted average shares outstanding, diluted (in thousands)	124,301	116,184	118,804	116,052

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Millions of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$5	$(50)	$(33)	$(144)
Other comprehensive income:
Foreign currency translation adjustments	34	—	58	53
Pension and postretirement plans: amortization of unrecognized actuarial losses, net of taxes of less than $1 million in each of the three and six months ended June 30, 2017 and 2016	—	—	1	1
Unrealized gains (losses) on derivative financial instruments (no tax impact; see Note 13)	(1)	2	(3)	2

Other comprehensive income	33	2	56	56

Total comprehensive income (loss)	38	(48)	23	(88)

Comprehensive income (loss) attributable to noncontrolling interest:
Net income (loss)	2	2	5	1
Foreign currency translation adjustments	7	—	13	13

Comprehensive income (loss) attributable to noncontrolling interest	9	2	18	14

Comprehensive income (loss) attributable to Tronox Limited	$29	$(50)	$5	$(102)

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$303	$248
Restricted cash	2	3
Accounts receivable, net of allowance for doubtful accounts	457	424
Inventories, net	506	532
Prepaid and other assets	54	49
Total current assets	1,322	1,256
Noncurrent Assets
Property, plant and equipment, net	1,816	1,831
Mineral leaseholds, net	1,608	1,607
Intangible assets, net	210	223
Inventories, net	15	14
Other long-term assets	23	22
Total assets	$4,994	$4,953

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$201	$180
Accrued liabilities	181	186
Short-term debt	150	150
Long-term debt due within one year	16	16
Income taxes payable	2	1
Total current liabilities	550	533

Noncurrent Liabilities
Long-term debt, net	2,886	2,888
Pension and postretirement healthcare benefits	116	122
Asset retirement obligations	76	73
Long-term deferred tax liabilities	161	152
Other long-term liabilities	30	32
Total liabilities	3,819	3,800

Commitments and Contingencies
Shareholders’ Equity
Tronox Limited Class A ordinary shares, par value $0.01 — 67,903,699 shares issued and 67,727,227 share outstanding at June 30, 2017 and 65,998,306 shares issued and 65,165,672 shares outstanding at December 31, 2016	1	1
Tronox Limited Class B ordinary shares, par value $0.01 — 51,154,280 shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Capital in excess of par value	1,535	1,524
Accumulated deficit	(69)	(19)
Accumulated other comprehensive loss	(454)	(497)
Total Tronox Limited shareholders’ equity	1,013	1,009
Noncontrolling interest	162	144

Total equity	1,175	1,153
Total liabilities and equity	$4,994	$4,953

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Millions of U.S. dollars)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(33)	$(144)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	123	115
Deferred income taxes	2	(3)
Share-based compensation expense	22	10
Amortization of deferred debt issuance costs and discount on debt	6	5
Pension and postretirement healthcare benefit expense	4	3
Gain on extinguishment of debt	—	(4)
Other, net	9	20
Contributions to employee pension and postretirement plans	(11)	(9)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(28)	(13)
(Increase) decrease in inventories, net	36	87
(Increase) decrease in prepaid and other assets	(6)	(2)
Increase (decrease) in accounts payable and accrued liabilities	12	(16)
Increase (decrease) in taxes payable	1	20
Cash provided by operating activities	137	69

Cash Flows from Investing Activities:
Capital expenditures	(56)	(55)
Proceeds on sale of assets	—	1
Cash used in investing activities	(56)	(54)

Cash Flows from Financing Activities:
Repayments of debt	(8)	(23)
Dividends paid	(12)	(35)
Restricted stock and performance-based shares settled in cash for taxes	(11)	—
Cash used in financing activities	(31)	(58)

Effects of exchange rate changes on cash and cash equivalents	5	2

Net increase (decrease) in cash and cash equivalents	55	(41)
Cash and cash equivalents at beginning of period	248	229

Cash and cash equivalents at end of period	$303	$188

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(Millions of U.S. dollars)

	Tronox Limited Class A Ordinary Shares	Tronox Limited Class B Ordinary Shares	Capital in Excess of par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Tronox Limited Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at January 1, 2017	$1	$—	$1,524	$(19)	$(497)	$1,009	$144	$1,153
Net income (loss)	—	—	—	(38)	—	(38)	5	(33)
Other comprehensive income	—	—	—	—	43	43	13	56
Share-based compensation	—	—	22	—	—	22	—	22
Shares cancelled	—	—	(11)	—	—	(11)	—	(11)
Class A and Class B share dividends	—	—	—	(12)	—	(12)	—	(12)

Balance at June 30, 2017	$1	$—	$1,535	$(69)	$(454)	$1,013	$162	$1,175

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Millions of U.S. dollars, except share, per share and metric tons data or unless otherwise noted)

1.	The Company

Tronox Limited and its subsidiaries (collectively referred to as “Tronox Limited,” “we,” “us,” or “our”) is a public limited company registered under the laws of the State of Western Australia. We are a global leader with operations in North America, Europe, South Africa and the Asia-Pacific region in the production and marketing of titanium bearing mineral sands and titanium dioxide (“TiO2”) pigment, and the world’s largest producer of natural soda ash. We classify our operations into two reporting segments: TiO2: consisting of products that are critical components of everyday applications such as paint and other coatings, plastics, paper and other uses and our related mineral sands product streams include titanium feedstock, zircon and pig iron, Alkali: consisting of soda ash products used by customers in the glass, detergent, and chemicals manufacturing industries.

On February 21, 2017, Tronox Limited, The National Titanium Dioxide Company Ltd., a limited company organized under the laws of the Kingdom of Saudi Arabia (“Cristal”), and Cristal Inorganic Chemicals Netherlands Coöperatief  W.A., a cooperative organized under the laws of the Netherlands and a wholly owned subsidiary of Cristal (“Seller”), entered into a Transaction Agreement (the “Transaction Agreement”), pursuant to which we agreed to acquire Cristal’s titanium dioxide business for $1.673 billion in cash, subject to a working capital adjustment at closing (the “Cash Consideration”), plus 37,580,000 Class A ordinary shares (“Class A Shares”), par value $0.01 per share, of Tronox Limited (the “Cristal Transaction”). Following the closing of the Cristal Transaction, the Seller will own approximately 24% of the outstanding ordinary shares (including both Class A and Class B) of Tronox Limited. The Cristal Transaction is conditioned on us obtaining financing sufficient to fund the Cash Consideration, and the Transaction Agreement provides that we must pay to Cristal a termination fee of $100 million if all conditions to closing, other than the financing condition, have been satisfied and the Transaction Agreement is terminated because closing of the Cristal Transaction has not occurred by May 21, 2018. The Cristal Transaction is also conditioned upon the receipt of various regulatory approvals, including antitrust clearance in numerous jurisdictions. On April 13, 2017, the United States Federal Trade Commission (“FTC”) issued a second request to us and Cristal in connection with its filing under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the parties are cooperating to provide the information requested by the FTC as promptly as practicable. The Cristal Transaction, which has been unanimously approved by our board of directors (the “Board”), is expected to close by the first quarter of 2018, subject to regulatory approvals and satisfaction of customary closing conditions, including the favorable vote of a majority of our outstanding shares.

Concurrently with the announcement of the Cristal Transaction, we expressed intent to begin a process to market our Alkali business. On August 2, 2017, we announced that Tronox, Tronox US Holdings, Inc., a Delaware corporation and wholly owned subsidiary of Tronox (“Tronox Holdings”), Tronox Alkali Corporation, a Delaware corporation and wholly owned subsidiary of Tronox Holdings (“Alkali”), and Genesis Energy, L.P. (“Purchaser”), entered into a Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which the Purchaser agreed to acquire our Alkali  Chemical business (the “Alkali Business”) for $1.325 billion in cash, subject to a working capital adjustment (the “Alkali Sale”). We have agreed unconditionally to guarantee the indemnification and performance of the obligations of Tronox Holdings under the Purchase Agreement. Both Tronox Holdings and the Purchaser have agreed, following the closing, to indemnify the other party for losses arising from certain breaches of the Purchase Agreement and for certain other liabilities, subject to certain limitations. The completion of the Alkali Sale is subject to certain customary closing conditions and is expected to close in the second half of 2017. At June 30, 2017, the Alkali asset group is classified as held and used as it did not meet the held for sale criteria, mainly board approval of a sale and a commitment to a plan to sell. Beginning in the third quarter of 2017, the assets and liabilities of the Alkali Business will be classified as held for sale, in our unaudited Condensed Balance Sheets and its results of operations will be presented within discontinued operations in our unaudited Condensed Consolidated Statements of Operations for all comparative periods presented.

In 2012, our Class B ordinary shares (“Class B Shares”) were issued to Exxaro Resources Limited (“Exxaro”) and one of its subsidiaries in consideration for 74% of Exxaro’s South African mineral sands business. Exxaro has agreed not to acquire any voting shares of Tronox Limited if, following such acquisition, Exxaro will have a voting interest in Tronox Limited of 50% or more unless Exxaro brings any proposal to make such an acquisition to the Board on a confidential basis. In the event an agreement regarding the proposal is not reached, Exxaro is permitted to make a takeover offer for all the shares of Tronox Limited not held by affiliates of Exxaro, subject to certain non-waivable conditions. At June 30, 2017 and December 31, 2016, Exxaro held approximately 43% and 44%, respectively, of the voting securities of Tronox Limited. See Note 19 for additional information regarding Exxaro transactions. On March 8, 2017, Exxaro announced its intention to begin pursuing a path to monetize its ownership stake in Tronox over time. According to Exxaro’s announcement, any such monetization is expected to proceed in stages and would likely begin in the second half of 2017.

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

Revision of Previously Issued Consolidated Financial Statements

During the three months ended March 31, 2017, we identified a misstatement in our selling, general, and administrative expense for certain prior periods related to a liability resulting from a non-timely filing with a statutory authority. The aggregate misstatement is $11 million, which impacts our previously issued consolidated statements of operations, comprehensive loss, balance sheets and cash flows as of and for the years ended December 31, 2015 and 2016, and the unaudited condensed consolidated financial statements for the third and fourth quarters and corresponding year-to-date periods of 2015, and each quarter and corresponding year-to-date periods of 2016.

In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the misstatement from qualitative and quantitative perspectives, and concluded that the misstatement was not material to our previously issued annual and interim financial statements. The cumulative amount of the prior period adjustments would have been material to our current statement of operations and comprehensive loss had we made the correction in the three months ended March 31, 2017 and accordingly we will revise our previously issued financial statements to correct this misstatement. We also corrected the timing of other previously recorded immaterial out-of-period adjustments and reflected them in the revised prior period financial statements.  The previously recorded immaterial out-of-period adjustments include a $6 million decrease to cost of goods sold due to an overstated depreciation expense and a $7 million increase to cost of goods sold related to royalty tax both originating in 2013 and previously recorded as out-of-period corrections in 2014; a $5 million decrease to cost of goods sold that originated in 2012 and was previously recorded as an out-of-period correction in 2014 due to overstated depletion expense; and other miscellaneous immaterial corrections.  Periods not presented herein will be revised, as applicable, in future filings.

The effects on our unaudited condensed consolidated financial statements are as follows:

Unaudited Condensed Consolidated Statement of Operations

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	As Reported	Adjustment	Revised	As Reported	Adjustment	Revised

Net sales	$537	$1	$538	$1,012	$2	$1,014
Cost of goods sold	480	(1)	479	935	(1)	934
Gross profit	57	2	59	77	3	80
Selling, general and administrative expenses	(50)	(1)	(51)	(97)	(4)	(101)
Income (loss) from operations	8	1	9	(21)	(1)	(22)
Other expense, net	—	(3)	(3)	(9)	(3)	(12)
Loss before income taxes	(38)	(2)	(40)	(118)	(4)	(122)
Net loss	(48)	(2)	(50)	(140)	(4)	(144)
Net loss attributable to Tronox Limited	(50)	(2)	(52)	(141)	(4)	(145)
Loss per share, basic and diluted	(0.42)	(0.02)	(0.44)	(1.21)	(0.03)	(1.24)
Weighted average shares outstanding, basic and diluted (in thousands)	116,184	116,184	116,184	116,052	116,052	116,052

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	As Reported	Adjustment	Revised	As Reported	Adjustment	Revised

Net loss	$(48)	$(2)	$(50)	$(140)	$(4)	$(144)
Total comprehensive loss	(46)	(2)	(48)	(84)	(4)	(88)
Comprehensive loss attributable to Tronox Limited	(48)	(2)	(50)	(98)	(4)	(102)

Unaudited Condensed Consolidated Balance Sheet

	December 31, 2016
	As Reported	Adjustment	Revised
Accounts receivable, net of allowance for doubtful accounts	$421	$3	$424
Total current assets	1,253	3	1,256
Total assets	4,950	3	4,953
Accrued liabilities	174	11	185
Total current liabilities	522	11	533
Total liabilities	3,789	11	3,800
Accumulated deficit	(13)	(6)	(19)
Accumulated other comprehensive loss	(495)	(2)	(497)
Total Tronox Limited shareholders’ equity	1,017	(8)	1,009
Total equity	1,161	(8)	1,153
Total liabilities and equity	4,950	3	4,953

Unaudited Condensed Consolidated Statement of Cash Flows

The corresponding amounts have been revised within the statement of cash flows for the six months ended June 30, 2016 with no net impact to operating, investing and financing cash flows.

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation. ASU 2016-09 simplifies various aspects related to how share-based payments are accounted for and presented in the financial statements including income taxes and forfeitures of awards. We adopted ASU 2016-09 during the first quarter of 2017. Its adoption did not have a material impact on our unaudited condensed consolidated financial statements.

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

Recently Issued Accounting Pronouncements

We consider the applicability and impact of all recently issued ASUs. Those not listed below were assessed and determined to be either not applicable or expected to have a minimal impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718):   Scope of Modification Accounting (“ASU 2017-09”), which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under ASU 2017-09, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 is effective prospectively for annual periods beginning on or after December 15, 2017, including interim periods within those periods. Early adoption is permitted. The impact, if any, that ASU 2017-09 will have on our consolidated financial statements will depend on any future award modification.

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”) which amends the requirements in ASC 715, Compensation — Retirement Benefits, which requires employers that sponsor defined benefit pension and/or other postretirement plans to aggregate the various components of net periodic benefit cost for presentation purposes but does not prescribe where they should be presented in the income statement. ASU 2017-07 requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from service rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. Employers will have to disclose the line item(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted as of the beginning of an annual period for which an entity’s financial statements (interim or annual) have not been issued. ASU 2017-07 requires the presentation of the components of net periodic benefit cost in the income statement retrospectively while the guidance limiting the capitalization of net periodic benefit cost in assets to the service component will be applied prospectively. We have not yet determined the impact that ASU 2017-07 will have on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires several new disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted, and may be applied either retrospectively or on a modified retrospective basis. Subsequent to the issuance of the May 2014 guidance, several clarifications and updates have been issued on this topic, the most recent of which was issued in February 2017. We have developed an implementation plan for adopting ASU 2014-09 and are currently operating in line with that plan. We have completed our contract evaluation process and are currently validating the results of applying the new revenue guidance. We have also started documenting our accounting policies and evaluating the new disclosure requirements and we expect to complete the evaluation of the impact of the accounting and disclosure requirements on our business processes, controls and systems by the fourth quarter of 2017. We are evaluating the impact that ASU 2014-09 will have on our consolidated financial statements and expect to adopt the new standard using the modified retrospective approach effective January 1, 2018.

2.	Restructuring Expenses

Restructuring income (expense) in our unaudited Condensed Consolidated Statements of Operations consists of charges related to employee severance and associated costs recorded in March 2017 in connection with our Alkali business cost improvement initiative focused on process improvement at our Wyoming facility   (“Wyoming Restructure”), the reversal of restructuring expense pursuant to the settlement of claims previously filed relating to a prior restructure (“Restructuring  Settlement”) and our sodium chlorate plant and global TiO2 restructure initiatives that commenced in 2015 (“2015 Restructuring Initiatives”).

Restructuring income (expense) for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Wyoming Restructure	$—	$—	$(1)	$—
Restructuring Settlement	—	—	1	—
2015 Restructuring Initiatives	—	1	—	(1)
	$—	$1	$—	$(1)

The cumulative amount incurred to date relating to the Wyoming Restructure is $1 million. The cumulative amount incurred relating to our 2015 Restructuring Initiatives completed in 2016 was $20 million.

Restructuring income (expense) by segment for the three and six months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Alkali segment	$—	$—	$(1)	$—
TiO2 segment	—	1	—	(1)
Corporate	—	—	1	—
	$—	$1	$—	$(1)

A summary of the changes in the liability established for restructuring included in accrued liabilities is as follows:

	2017	2016
Balance, January 1	$—	$15
Additional provision, net	—	1
Cash (payments) receipts	1	(13)

Balance, June 30	$1	$3

We paid the remaining $3 million liability as of June 30, 2016 relating to the 2015 Restructuring Initiatives during the third quarter of 2016. We expect to pay the remaining liability of $1 million relating to the Wyoming Restructure during the third quarter of 2017.

3.	Income Taxes

Our operations are conducted through our various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income tax provision	$(3)	$(10)	$(5)	$(22)
Income (loss) before income taxes	$8	$(40)	$(28)	$(122)
Effective tax rate	38%	(25)%	(18)%	(18)%

During the fourth quarter of 2016, we implemented various steps of an internal corporate restructuring plan to simplify our corporate, finance and legal structure and thereby improve operational, administrative, and commercial synergies within each of our operating segments (the “Corporate Reorganization”). As a result of this Corporate Reorganization, we reduced our cross jurisdictional financing arrangements during 2016; therefore, the three and six months period ended June 30, 2017 is not impacted by withholding tax accruals on interest income. In connection with the Corporate Reorganization during the three months period ended March 31, 2017, Tronox Limited became managed and controlled in the United Kingdom (“U.K”), with no additional impacts to the consolidated provision for income taxes due to the valuation allowances in various jurisdictions.

During the three months ended March 31, 2017, Tronox Limited, the public parent which is registered under the laws of the State of Western Australia, became managed and controlled in the U.K. The statutory tax rate in the U.K. at June 30, 2017 was 19%. During 2016, Tronox Limited was managed and controlled in Australia which has a statutory tax rate of 30%.

The effective tax rate for the three and six months ended June 30, 2017 differs from the U.K. statutory rate of 19% primarily due to valuation allowances, income in foreign jurisdictions taxed at rates different than 19%. The effective tax rate for the three and six months ended June 30, 2016 differs from the Australian statutory rate of 30% primarily due to valuation allowances and income in foreign jurisdictions taxed at rates lower than 30%, and withholding tax accruals on interest income. The income tax provision for the three and six months ended June 30, 2017 differs from the income tax provision for the three and six months ended June, 2016 primarily due to withholding tax accruals on interest income which we made during 2016.

The statutory tax rates in various countries where subsidiaries of Tronox Limited have operations are different than both the U.K. and the Australian tax rates. Tax rates in the United States (“U.S.”) (35% for corporations), South Africa (28% for limited liability companies), the Netherlands (25% for corporations), Switzerland (8.5% for corporations) and Jersey, U.K. (0% for corporations) all impact our effective tax rate.

We continue to maintain full valuation allowances related to the total net deferred tax assets in Australia, the Netherlands, and the U.S., as we cannot objectively assert that these deferred tax assets are more likely than not to be realized. Future provisions for income taxes will include no tax benefits with respect to losses incurred and tax expense only to the extent of current state tax payments until the valuation allowances are eliminated. Additionally, we have valuation allowances against specific tax assets in South Africa, and during the six month period ended June 30, 2017 we established a valuation allowance of $2 million against deferred tax assets in the U.K. which we do not currently expect to utilize.

 These conclusions were reached by the application of ASC 740, Income Taxes, which require all available positive and negative evidence be weighted to determine whether a valuation allowance should be recorded. The more significant evidential matter in Australia, the U.S., The Netherlands, and the U.K. relates to recent book losses and the lack of sufficient projected taxable income. The more significant evidential matter for South Africa relates to assets that cannot be depleted or depreciated for tax purposes and capital gains tax losses which we do not expect to utilize.

The company is currently under audit in Australia and the United States. We believe that we have made adequate provision for income taxes that may be payable with respect to years open for examination; however, the ultimate outcome is not presently known and, accordingly, additional provisions may be necessary and/or reclassifications of noncurrent tax liabilities to current may occur in the future.

4.	Income (Loss) Per Share

The computation of basic and diluted income (loss) per share for the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator – Basic and Diluted:
Net income (loss)	$5	$(50)	$(33)	$(144)

Less: Net income attributable to noncontrolling interest	2	2	5	1
Undistributed net income (loss) attributable to Tronox Limited	3	(52)	(38)	(145)
Percentage allocated to ordinary shares (1)	100%	100%	100%	100%
Net income (loss) available to ordinary shares	$3	$(52)	$(38)	$(145)

Denominator – Basic and Diluted:

Weighted-average ordinary shares, basic (in thousands)	119,188	116,184	118,804	116,052

Weighted-average ordinary shares, diluted (in thousands)	124,301	116,184	118,804	116,052

Net income (loss) per Ordinary Share (2):
Basic and diluted net income (loss) per ordinary share	$0.02	$(0.44)	$(0.32)	$(1.24)

(1)
Our earnings per share for the three months ended June 30, 2017 was calculated under the two-class method using the weighted average shares and participating securities since we had net income for this period. Our participating securities do not have a contractual obligation to share in losses; therefore, when we have a net loss, none of the loss is allocated to participating securities. Consequently, for the six months ended June 30, 2017 and the three and six months ended June 30, 2016, the two-class method did not have an effect on our net loss per ordinary share calculation, and as such, dividends paid during the year did not impact this calculation for these periods.

(2)	Net income (loss) per ordinary share amounts were calculated from exact, not rounded net income (loss) and share information.

In computing diluted net income (loss) per share under the two-class method, we considered potentially dilutive shares. Anti-dilutive shares not recognized in the diluted net loss per share calculation for the six months ended June 30, 2017 and 2016 were as follows:

	June 30, 2017		June 30, 2016
	Shares	Average Exercise Price	Shares	Average Exercise Price
Options	1,930,616	$21.17	2,015,673	$21.19
Series A Warrants	986,558	$8.51	1,438,283	$8.54
Series B Warrants	1,940,062	$9.37	1,947,228	$9.42
Restricted share units	6,021,045	$11.10	5,692,870	$7.22

5.	Accounts Receivable, Net of Allowance for Doubtful Accounts

Accounts receivable, net of allowance for doubtful accounts, consisted of the following:

	June 30, 2017	December 31, 2016
Trade receivables	$436	$403
Other	23	23
Subtotal	459	426
Allowance for doubtful accounts	(2)	(2)
Accounts receivable, net of allowance for doubtful accounts	$457	$424

6.	Inventories, Net

Inventories, net consisted of the following:

	June 30, 2017	December 31, 2016
Raw materials	$180	$194
Work-in-process	37	41
Finished goods, net	190	204
Materials and supplies, net (1)	114	107
Total	521	546
Less: Inventories, net – non-current	(15)	(14)
Inventories, net - current	$506	$532

(1)	Consists of processing chemicals, maintenance supplies, and spare parts, which will be consumed directly and indirectly in the production of our products.

Finished goods include inventory on consignment of $24 million at both June 30, 2017 and December 31, 2016. At June 30, 2017 and December 31, 2016, inventory obsolescence reserves primarily for materials and supplies were $18 and $17 million, respectively. At June 30, 2017 and December 31, 2016, reserves for lower of cost or market were $21 million and $26 million, respectively.

7.	Property, Plant and Equipment, Net

Property, plant and equipment, net of accumulated depreciation, consisted of the following:

	June 30, 2017	December 31, 2016
Land and land improvements	$163	$159
Buildings	322	309
Machinery and equipment	1,945	1,888
Construction-in-progress	149	146
Other	57	50
Subtotal	2,636	2,552
Less accumulated depreciation and amortization	(820)	(721)
Property, plant and equipment, net (1)	$1,816	$1,831

(1)	Substantially all of these assets are pledged as collateral for our debt. See Note 11.

Depreciation expense related to property, plant and equipment during the three months ended June 30, 2017 and 2016 was $46 million and $43 million, respectively, of which $45 million and $42 million, respectively, was recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations and $1 million in each of the periods was recorded in “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations. Depreciation expense related to property, plant and equipment during the six months ended June 30, 2017 and 2016 was $92 million and $82 million, respectively, of which $90 million and $80 million, respectively, was recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations and $2 million each was recorded in “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations.

8.	Mineral Leaseholds, Net

Mineral leaseholds, net of accumulated depletion, consisted of the following:

	June 30, 2017	December 31, 2016
Mineral leaseholds	$2,017	$1,996
Less: accumulated depletion	(409)	(389)
Mineral leaseholds, net	$1,608	$1,607

Depletion expense related to mineral leaseholds during the three months ended June 30, 2017 and 2016 was $9 million and $10 million, respectively, and during the six months ended June 30, 2017 and 2016 was $18 million and $20 million, respectively which was recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations.

9.	Intangible Assets, Net

Intangible assets, net of accumulated amortization, consisted of the following:

	June 30, 2017			December 31, 2016
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$291	$(125)	$166	$291	$(115)	$176
TiO2 technology	32	(10)	22	32	(9)	23
Internal-use software	45	(23)	22	45	(21)	24
Intangible assets, net	$368	$(158)	$210	$368	$(145)	$223

Amortization expense related to intangible assets during the three months ended June 30, 2017 and 2016 was $7 million each, of which $1 million each was recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations and $6 million each was recorded in “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations. Amortization expense related to intangible assets during the six months ended June 30, 2017 and 2016 was $13 million each, of which $1 million each was recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations and $12 million each was recorded in “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations. Estimated future amortization expense related to intangible assets is $13 million for the remainder of 2017, $25 million each for 2018 through 2021, and $97 million thereafter.

10.	Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2017	December 31, 2016
Employee-related costs and benefits	$71	$83
Restructuring costs	1	—
Interest	35	35
Sales rebates	19	21
Taxes other than income taxes	7	10
Professional fees and other	48	37
Accrued liabilities	$181	$186

11.	Debt

Short-term Debt

Our short-term debt consisted of a UBS Revolver, defined below, and was $150 million at both June 30, 2017 and December 31, 2016. Average effective interest rate was 4.8% and 4.7% during the three and six months ended June 30, 2017, respectively, and 4.1% and 4.0% during the three and six months ended June 30, 2016, respectively.

UBS Revolver

On June 18, 2012, we entered into a global senior secured asset-based syndicated revolving credit facility with UBS AG (“UBS”) which has been amended and restated (the “UBS Revolver”). The UBS Revolver provides us with up to $500 million of revolving credit lines, with an $85 million sublimit for letters of credit, with a maturity date of April 1, 2020, provided that the Term Loan, defined below, has not been repaid, refinanced or extended, in which case the maturity date would be December 19, 2019. Availability of revolving credit loans and letters of credit are subject to a borrowing base. Borrowings bear interest at our option, at either an adjusted London Interbank Offered Rate (“LIBOR”), plus an applicable margin that ranges from 1.50% to 2.00%,  or a base rate which is at the greatest of (a) the Administrative Agent’s prime rate, (b) the Federal funds effective rate plus 0.50% and (c) the adjusted LIBOR for a one-month period plus 1.00%, plus a margin that ranges from 0.50% to 1.00%, in each case, based on the average daily borrowing availability.

On April 1, 2015, we borrowed $150 million against the UBS Revolver, which was outstanding at both June 30, 2017 and December 31, 2016. During the three and six months ended June 30, 2017 and 2016, we had no drawdowns or repayments on the UBS Revolver. At June 30, 2017 and December 31, 2016, our amount available to borrow was $181 million and $190 million, respectively.

ABSA Revolving Credit Facility

Our South African Rand (“R”) R1.3 billion (approximately $100 million at June 30, 2017 exchange rate) revolving credit facility with ABSA Bank Limited (the “ABSA Revolver”) acting through its ABSA Capital Division (the “ABSA”) expired on June 14, 2017. We are currently in discussions with ABSA regarding renewing the facility.

During the three and six months ended June 30, 2017 and 2016, we had no drawdowns or repayments on the ABSA Revolver. At both June 30, 2017 and December 31, 2016, there were no outstanding borrowings on the ABSA Revolver.

Long-term debt, net of an unamortized discount and debt issuance costs, consisted of the following:

	Original Principal	Annual Interest Rate	Maturity Date	June 30, 2017	December 31, 2016
Term Loan, net of unamortized discount (1)	$1,500	Variable	3/19/2020	$1,434	$1,441
Senior Notes due 2020	900	6.375%	8/15/2020	896	896
Senior Notes due 2022	600	7.50%	3/15/2022	584	584
Lease financing				19	19
Long-term debt				2,933	2,940
Less: Long-term debt due within one year				(16)	(16)
Debt issuance costs				(31)	(36)
Long-term debt, net				$2,886	$2,888

(1)	Average effective interest rate of 5.1% and 5.0% during the three and six months ended June 30, 2017, respectively, and 4.9% each during the three and six months ended June 30, 2016.

At June 30, 2017, the scheduled maturities of our long-term debt were as follows:

Total Borrowings
2017	$8
2018	16
2019	16
2020	2,298
2021	1
Thereafter	598
Total	2,937
Remaining accretion associated with the Term Loan	(4)
Total borrowings	$2,933

Term Loan

On April 23, 2014, we, along with our wholly owned subsidiary, Tronox Pigments (Netherlands) B.V., and certain named guarantor subsidiaries, entered into a Third Amended and Restated Credit and Guaranty Agreement (the “Third Agreement”) with the lender parties thereto and Goldman Sachs Bank USA, as administrative agent. Pursuant to the Third Agreement, we obtained a $1.5 billion senior secured term loan (the “Term Loan”) with a maturity date of March 19, 2020. The Third Agreement defines  “Applicable Margin”  using  a grid pricing matrix dependent upon our public corporate family rating as determined by Moody’s and Standard & Poor’s (“Family Rating”) (with the interest rate subject to Eurodollar Rate and Base Rate floors, as defined). Pursuant to the Third Agreement, based upon our Family Rating, the current interest rate per annum is 350 basis points plus LIBOR (subject to a LIBOR floor of 1% per annum). The Term Loan was issued net of an original issue discount. At June 30, 2017 and December 31, 2016, the unamortized discount was $4 million and $5 million, respectively. During each of the three months ended June 30, 2017 and 2016, we made principal repayments of $4 million, and during the six months ended June 30, 2017 and 2016, we made principal repayments of $8 million and $7 million, respectively. At June 30, 2017 and December 31, 2016, debt issuance costs related to the Term Loan of $14 million and $17 million, respectively, were recorded as a direct reduction to the carrying value of the long term debt as described below.

Senior Notes due 2020

On August 20, 2012, our wholly owned subsidiary, Tronox Finance LLC (“Tronox Finance”), completed a private placement offering of $900 million aggregate principal amount of senior notes at par value (the “Senior Notes due 2020”). The Senior Notes due 2020 bear interest semiannually at a rate equal to 6.375%, and are fully and unconditionally guaranteed on a senior, unsecured basis by us and certain of our subsidiaries. The Senior Notes due 2020 were initially offered to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the U.S. to non-U.S. persons pursuant to Regulation S under the Securities Act. At June 30, 2017 and December 31, 2016, debt issuance costs related to the Senior Notes Due 2020 of $8 million and $9 million, respectively, were recorded as a direct reduction to the carrying value of the long-term debt as described below.

On September 17, 2013, Tronox Finance issued $900 million in aggregate principal amount of registered 6.375% Senior Notes due 2020 in exchange for its then existing $900 million in aggregate principal amount of its 6.375% Senior Notes due 2020. The Senior Notes due 2020 are guaranteed by Tronox and certain of its subsidiaries. See Note 21. There were no repayments during the three and six months ended June 30, 2017. During the six months ended June 30, 2016, we repurchased $4 million of face value of notes at a price of 77% of par, resulting in a net gain of approximately $1 million which was included in “Gain on extinguishment of debt” in the unaudited Condensed Consolidated Statements of Operations.

Senior Notes due 2022

We have $600 million aggregate principal amount, 7.50% Senior Notes due 2022 (the “Senior Notes due 2022”) issued under an indenture dated March 19, 2015 (the “Indenture”). The Senior Notes due 2022 have not been registered under the Securities Act, and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements. There were no repayments during the three and six months ended June 30, 2017. During the six months ended June 30, 2016, we repurchased $16 million of face value of notes at a weighted average price of 76% of par, resulting in a net gain of approximately $3 million which was included in “Gain on extinguishment of debt” in the unaudited Condensed Consolidated Statements of Operations.

The Indenture and the Senior Notes due 2022 provide, among other things, that the Senior Notes due 2022 are senior unsecured obligations of Tronox Finance. Interest is payable on March 15 and September 15 of each year beginning on September 15, 2015 until their maturity date of March 15, 2022. The terms of the Indenture, among other things, limit, in certain circumstances, the ability of us to: incur certain additional indebtedness and issue preferred stock; make certain dividends, distributions, investments and other restricted payments; sell certain assets; incur liens; agree to any restrictions on the ability of certain subsidiaries to make payments to the Company; consolidate or merge with or into, or sell substantially all of our assets to, another person; enter into transactions with affiliates; and enter into new lines of business. At June 30, 2017 and December 31, 2016, debt issuance costs related to the Senior Notes due 2022 of $9 million and $10 million, respectively, were recorded as a direct reduction of the carrying value of the long-term debt as described below.

Liquidity and Capital Resources

As of June 30, 2017, we had $181 million available under the $500 million UBS Revolver and $303 million in cash and cash equivalents.

Lease Financing

We have capital lease obligations in South Africa, which are payable through 2031 at a weighted average interest rate of approximately 14%. At June 30, 2017 and December 31, 2016, assets recorded under capital lease obligations were $22 million and $21 million, respectively. Related accumulated amortization was $7 million and $6 million at June 30, 2017 and December 31, 2016, respectively. During each of the three and six months ended June 30, 2017 and 2016, we made principal payments of less than $1 million.

Fair Value

Our debt is recorded at historical amounts. At June 30, 2017 and December 31, 2016, the fair value of the Term Loan was $1.4 billion and $1.5 billion, respectively. At June 30, 2017 and December 31, 2016, the fair value of the Senior Notes due 2020 was $898 million and $841 million, respectively. At June 30, 2017 and December 31, 2016, the fair value of the Senior Notes due 2022 was $603 million and $544 million, respectively. We determined the fair value of the Term Loan, the Senior Notes due 2020 and the Senior Notes due 2022 using quoted market prices. The fair value hierarchy for the Term Loan, the Senior Notes due 2020 and the Senior Notes due 2022 is a Level 1 input. Balances outstanding under our UBS Revolver are carried at contracted amounts, which approximate fair value based on the short term nature of the borrowing and the variable interest rate. The fair value hierarchy for our UBS Revolver is a Level 2 input.

Debt Covenants

At June 30, 2017, we had financial covenants in the UBS Revolver and the Term Loan. The Term Loan and the UBS Revolver are subject to an intercreditor agreement pursuant to which the lenders’ respective rights and interests in the security are set forth. We were in compliance with all our financial covenants as of and for the three and six months ended June 30, 2017 (including the ABSA Revolver which expired on June 14, 2017).

Interest and Debt Expense, Net

Interest and debt expense, net in the unaudited Condensed Consolidated Statements of Operations consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest on Term loan	$16	$17	$33	$33
Interest on Senior Notes due 2020	15	14	29	29
Interest on Senior Notes due 2022	11	11	22	22
Amortization of deferred debt issuance costs and discounts on debt	3	2	6	5
Other	2	3	4	5
Capitalized interest	(1)	(1)	(2)	(2)
Total interest and debt expense, net	$46	$46	$92	$92

In connection with obtaining debt, we incurred debt issuance costs, which are being amortized through the respective maturity dates using the effective interest method. At June 30, 2017, we had deferred debt issuance costs of $3 million related to the UBS Revolver and at December 31, 2016, we had deferred debt issuance costs of $4 million related to the UBS Revolver and ABSA Revolver which are recorded in “Other long-term assets” in the unaudited Condensed Consolidated Balance Sheets. At June 30, 2017 and December 31, 2016, we had   $31 million and $36 million, respectively, of debt issuance costs related to the Term Loan, Senior Notes 2020 and Senior Notes 2022, which were recorded as a direct reduction of the carrying value of the long term debt in the unaudited Condensed Consolidated Balance Sheets.

12.	Asset Retirement Obligations

Asset retirement obligations consist primarily of rehabilitation and restoration costs, landfill capping costs, decommissioning costs, and closure and post-closure costs. Activity related to asset retirement obligations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Beginning balance	$79	$87	$76	$81
Additions	—	1	—	1
Accretion expense	1	2	2	3
Remeasurement/translation	1	(2)	4	2
Changes in estimates, including cost and timing of cash flows	—	(10)	—	(9)
Settlements/payments	(1)	—	(2)	—
Balance, June 30,	$80	$78	$80	$78

Asset retirement obligations in our unaudited Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016 consist of a current portion of $4 million and $3 million, respectively, included in “Accrued liabilities” and a noncurrent portion of $76 million and $73 million, respectively, included in “Asset retirement obligations”.

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

Our businesses rely on natural gas as one of the main fuel sources in our production process. Natural gas prices have historically been volatile. Natural gas prices could increase as a result of reduced domestic drilling and production activity. Drilling and production operations are subject to extensive federal, state, local and foreign laws and government regulations, which could directly curtail such activity or increase the cost of drilling, resulting in reduced levels of drilling activity and, therefore, increased natural gas prices. This exposes us to commodity price risk.

We mitigate our exposures to currency risks by entering into foreign exchange forward contracts to reduce the effects of fluctuating foreign currency exchange rates. We mitigate our exposures to commodity price risks through a controlled program that uses commodity price swap contracts and forward purchase contracts to manage forecasted energy exposure.

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

At December 31, 2016, we recorded $3 million fair value of the natural gas hedge in “Prepaid and other assets” in the unaudited Condensed Consolidated Balance Sheets. At June 30, 2017, the fair value of the natural gas hedge was not material and the $3 million of unrealized losses during the six months ended June 30, 2017 was recognized in accumulated other comprehensive loss, with no tax impact due to valuation allowances. There were no outstanding currency hedges at June 30, 2017 and December 30, 2016. The current open commodity contract hedges forecasted transactions until December 31, 2018. At June 30, 2017 and December 31, 2016, we had an equivalent of 5.3 MMBTUs (millions of British Thermal Units) and 4.8 MMBTUs, respectively, in aggregate notional volume of outstanding natural gas commodity forward contract to hedge forecasted purchases. The fair value of the natural gas commodity price contract was based on market price quotations and the use of a pricing model. The contract was considered a level 2 input in the fair value hierarchy at June 30, 2017 and December 31, 2016.

14.	Commitments and Contingencies

Purchase and Capital Commitments — At June 30, 2017, purchase commitments were $97 million for the remainder of 2017, $81 million for 2018, $50 million for 2019, $45 million for 2020, $28 million for 2021, and $135 million thereafter.

Letters of Credit — At June 30, 2017, we had outstanding letters of credit, bank guarantees, and performance bonds of $59 million, of which $34 million were letters of credit issued under the UBS Revolver, $19 million were bank guarantees issued by ABSA, $5 million were bank guarantees issued by Standard Bank and $1 million were performance bonds issued by Westpac Banking Corporation.

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

15.	Shareholders’ Equity

The changes in outstanding Class A Shares and Class B Shares for the six months ended June 30, 2017 were as follows:

Class A Shares:
Balance at January 1, 2017	65,165,672
Shares issued for share-based compensation	2,884,219
Shares issued upon warrants exercised	295,453
Shares issued cancelled for share-based compensation	(618,117)
Balance at June 30, 2017	67,727,227
Class B Shares:
Balance, at both June 30, 2017 and December 31, 2016	51,154,280

Warrants

We have outstanding Series A Warrants (the “Series A Warrants”) and Series B Warrants (the “Series B Warrants”), together (the “Warrants”). At June 30, 2017, holders of the Series A Warrants and the Series B Warrants were entitled to purchase 6.02 and 6.03 of Class A Shares, respectively, and receive $12.50 in cash at an exercise price of $51.21 for each Series A Warrant and $56.51 for each Series B Warrant. The Warrants have a seven-year term from the date initially issued and will expire on February 14, 2018. A holder may exercise the Warrants by paying the applicable exercise price in cash or exercising on a cashless basis. The Warrants are freely transferable by the holder. At June 30, 2017 and December 31, 2016, there were 163,880 and 239,306 Series A Warrants outstanding, respectively, and 321,735 and 323,915 Series B Warrants outstanding, respectively.

Dividends

During 2017, we declared and paid quarterly dividends to holders of our Class A Shares and Class B Shares as follows:

	Three Months Ended March 31, 2017	Three Months Ended June 30, 2017
Dividend per share	$0.045	$0.045
Total dividend	$6	$6
Record date (close of business)	March 6	May 15

During 2016, we declared and paid quarterly dividends to holders of our Class A Shares and Class B Shares as follows:

	Three Months Ended March 31, 2016	Three Months Ended June 30, 2016
Dividend per share	$0.25	$0.045
Total dividend	$30	$5
Record date (close of business)	March 4	May 16

Accumulated Other Comprehensive Loss Attributable to Tronox Limited

The tables below present changes in accumulated other comprehensive income (loss) by component for the three months ended June 30, 2017 and 2016.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Derivatives	Total
Beginning balance	$(390)	$(91)	$1	$(480)
Other comprehensive income (loss)	27	—	(1)	26
Balance, June 30, 2017	$(363)	(91)	—	(454)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Derivatives	Total
Beginning balance	$(456)	$(101)	$—	$(557)
Other comprehensive income (loss)	—	—	2	2
Balance, June 30, 2016	$(456)	$(101)	$2	$(555)

The tables below present changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2017 and 2016.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Derivatives	Total
Beginning balance	$(408)	$(92)	$3	$(497)
Other comprehensive income (loss)	45	—	(3)	42
Amounts reclassified from accumulated other comprehensive income (loss)	—	1	—	1
Balance, June 30, 2017	$(363)	(91)	—	(454)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Derivatives	Total
Beginning balance	$(496)	$(102)	$—	$(598)
Other comprehensive income (loss)	40	—	2	42
Amounts reclassified from accumulated other comprehensive income (loss)	—	1	—	1
Balance, June 30, 2016	$(456)	$(101)	$2	$(555)

16.	Noncontrolling Interest

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

Noncontrolling interest activity for the three and six months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Beginning balance	$153	$124	$144	$112
Net income attributable to noncontrolling interest	2	2	5	1
Effect of exchange rate changes	7	—	13	13
Balance, June 30,	$162	$126	$162	$126

 17.  Share-Based Compensation

Share-based compensation expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Restricted shares and restricted share units	$8	$4	$22	$8
Options	—	—	—	1
T-Bucks Employee Participation Plan	—	1	—	1
Total share-based compensation expense	$8	$5	$22	$10

Tronox Limited Management Equity Incentive Plan

Restricted Shares

We did not grant any restricted shares during the six months ended June 30, 2017.

The following table presents a summary of activity for the six months ended June 30, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2017	284,400	$6.09
Vested	(107,928)	8.00
Outstanding, June 30, 2017	176,472	$4.92
Expected to vest, June 30, 2017	176,472	$4.92

At June 30, 2017, there was $1 million of unrecognized compensation expense related to nonvested restricted shares which is expected to be recognized over a weighted-average period of 1.3 years. Since the restricted shares were granted only to certain members of our Board, the unrecognized compensation expense was not adjusted for estimated forfeitures. The total fair value of restricted shares that vested during the six months ended June 30, 2017 was $1 million.

Restricted Share Units (“RSUs”)

During the six months ended June 30, 2017, we granted RSUs which have time and/or performance conditions. Both the time-based awards and the performance-based awards are classified as equity awards. For the time-based awards, 1,075 RSUs vested immediately, 14,053 RSUs vest ratably over a six-month period, 100,160 RSUs vest ratably over a one-year period and 773,774 RSUs vest ratably over a three-year period, and are valued at the weighted average grant date fair value. For the performance-based awards, 1,145,933 cliff vest at the end of the three years and 883,538 cliff vest at the end of forty months. Included in the performance-based awards are 773,774 RSUs for which vesting is determined based on a relative Total Stockholder Return (“TSR”) calculation over the applicable measurement period. The TSR metric is considered a market condition for which we use a Monte Carlo simulation to determine the grant date fair value. A total of 1,255,697 RSUs were granted, pursuant to an Integration Incentive Award program (the “Integration Incentive Award”) established in connection with the Cristal Transaction, to certain executive officers and managers with significant integration accountability. If the Cristal Transaction does not close by July 1, 2018, then the Integration Incentive Award granted will be cancelled.

The following table presents a summary of activity for the six months ended June 30, 2017

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2017	5,587,331	$7.19
Granted	2,918,533	17.16
Vested	(2,228,057)	9.29
Forfeited	(256,762)	10.71
Outstanding, June 30, 2017	6,021,045	$11.10
Expected to vest, June 30, 2017	7,009,320	$9.58

At June 30, 2017, there was $45 million of unrecognized compensation expense related to nonvested RSUs, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.2 years. The weighted-average grant-date fair value of RSUs granted during the six months ended June 30, 2017 and 2016 was $ 17.16 per share and $4.02 per share, respectively. The total fair value of RSUs that vested during the six months ended June 30, 2017 was $21 million.

Options

The following table presents a summary of activity for the six months ended June 30, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Intrinsic Value
Outstanding, January 1, 2017	1,970,481	$21.19	6.38	$—
Forfeited	(2,285)	21.98
Expired	(37,580)	22.28
Outstanding, June 30, 2017	1,930,616	$21.17	4.93	$—
Expected to vest, June 30, 2017	2,266	$27.26	7.26	$—
Exercisable, June 30, 2017	1,928,335	$21.16	4.93	$—

The aggregate intrinsic values in the table represent the total pre-tax intrinsic value (the difference between our share price at the indicated dates and the options’ exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at the end of the period. The amount will change based on the fair market value of our stock. No options were exercised during the three and six months ending June 30, 2017 and 2016 and consequently, there was no related intrinsic value. We issue new shares upon the exercise of options. As there were no stock options exercised during the three and six months ended June 30, 2017 and 2016, no cash was received.

At June 30, 2017, we had less than $1 million of unrecognized compensation expense related to options, adjusted for estimated forfeitures. We did not issue any options during the six months ended June 30, 2017.

T-Bucks Employee Participation Plan (“T-Bucks EPP”)

During 2012, we established the T-Bucks EPP for the benefit of certain qualifying employees of our South African subsidiaries. We funded a T-Bucks Trust (the “Trust”) with R124 million (approximately $15 million), which was used to acquire Class A Shares. On May 31, 2017, the shares held by the Trust became fully vested. The Trust sold 546,403 shares in June 2017 on behalf of the participants who elected to receive cash. The remaining participants elected to receive shares.

Long-Term Incentive Plan (“LTIP”)

We have a LTIP for the benefit of certain qualifying employees of Tronox subsidiaries in South Africa and Australia. The LTIP is classified as a cash-settled compensation plan and is re-measured to fair value at each reporting date. We did not have an outstanding liability for LTIP at both June 30, 2017 and December 31, 2016.

18.	Pension and Other Postretirement Healthcare Benefits

We sponsor two noncontributory defined benefit retirement plans in the U. S., the qualified retirement plan and Alkali qualified retirement plan (the “U.S. Defined Benefit Plans”). We also have a collective defined contribution plan (a multiemployer plan) in the Netherlands, and a postretirement healthcare plan in South Africa. We had a defined benefit retirement plan in the Netherlands which was settled in the fourth quarter of 2016.

The components of net periodic cost associated with our U.S. defined benefit plans and The Netherlands defined benefit plan recognized in the unaudited Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net periodic cost:
Service cost	$2	$1	$3	$2
Interest cost	4	5	8	10
Expected return on plan assets	(4)	(5)	(8)	(10)
Net amortization of actuarial loss and prior service credit	—	—	1	1
Total net periodic cost	$2	$1	$4	$3

The components of net periodic cost associated with the postretirement healthcare plans was less than $1 million each for the three and six months ended June 30, 2017 and 2016.

For each of the three and six month periods ended June 30, 2017 and 2016, we contributed $1 million and $2 million, respectively, to The Netherlands multiemployer plan, which was primarily recognized in “Cost of goods sold” in the unaudited Condensed Consolidated Statement of Operations.

19.	Related Parties

Exxaro

We have service level agreements with Exxaro for research and development that expire in 2017. Such service level agreements amounted to less than $1 million of expense during each of the three and six months ended June 30, 2017 and 2016 and was included in “Selling, general and administrative expense” in the unaudited Condensed Consolidated Statements of Operations. Additionally, we had a professional service agreement with Exxaro related to the Fairbreeze construction project which ended in January 2017. We did not make any payment, and less than $1 million of payment, respectively, to Exxaro relating to Fairbreeze during the during the three months ended June 30, 2017 and 2016 and made less than $1 million and $1 million of payments, respectively, during the six months ended June 30, 2017 and 2016. These payments were capitalized and included in “Property, plant and equipment, net” in our unaudited Condensed Consolidated Balance Sheets. At both June 30, 2017 and December 31, 2016, we had less than $1 million of related party payables, which were recorded in “Accounts payable” in our unaudited Condensed Consolidated Balance Sheets.

ANSAC

We sell soda ash directly to customers in the U.S., Canada and Europe and to the American Natural Soda Ash Corporation (“ANSAC”), a non-profit foreign sales association in which we and two other U.S. soda ash producers are members, for resale to customers elsewhere around the world. We hold a membership in ANSAC, which is responsible for promoting exports of US-produced soda ash. Under the ANSAC membership agreement, Alkali’s exports of soda ash to all markets except Canada, the European community, the European Free Trade Association and the Southern African Customs Union are exclusively through ANSAC. Certain sales and marketing costs incurred by ANSAC are charged directly to us. Selling, general and administrative expenses in the unaudited Condensed Consolidated Statement of Operations include amounts charged to us by ANSAC principally consisting of salaries, benefits, office supplies, professional fees, travel, rent and certain other costs, amounted to $1 million and $2 million for each of the three month and six months ended June 30, 2017 and 2016, respectively. During the three months ended June 30, 2017 and 2016, we recorded net sales to ANSAC of $79 million and $70 million, respectively, and $154 million and $130 million for the six months ended June 30, 2017 and 2016, respectively, which was included in “Net sales” in the unaudited Condensed Consolidated Statements of Operations. At June 30, 2017 and December 31, 2016, we had $53 million and $60 million, respectively, of related party receivables from ANSAC, which were recorded in “Accounts receivable, net of allowance for doubtful accounts” in our unaudited Condensed Consolidated Balance Sheets. At both June 30, 2017 and December 31, 2016, we had related party payables due to ANSAC of $1 million recorded in “Accounts payable” in our unaudited Condensed Consolidated Balance Sheets. Additionally, during each of the three and six month ended June 30, 2017, “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations included $1 million of charges to us by ANSAC, for freight costs incurred on our behalf and $1 million and $3 million, respectively, during the three and six months ended June 30, 2016. We did not have a liability payable to ANSAC for freight costs incurred on our behalf at both June 30, 2017 and December 31, 2016.

NatronX Technologies LLC

On April 1, 2015, we completed the acquisition of 100% of the Alkali Chemicals business from FMC Corporation (“FMC”) for an aggregate purchase price of $1.65 billion in cash (the “Alkali Transaction”). In connection with the Alkali Transaction, we acquired FMC’s one-third ownership interest in a joint venture, Natronx Technologies LLC (“Natronx”). Natronx manufactures and markets sodium-based, dry sorbents for air pollution control in electric utility and industrial boiler operations. Pursuant to an agreement with Natronx, we purchase ground trona from a third-party vendor as an agent on its behalf (the “Supply Agreement”). We also provide certain administrative services such as accounting, technology and customer services to Natronx under a service level agreement (the “SLA”). We are reimbursed by Natronx for the related costs incurred under the Supply Agreement and the SLA. At June 30, 2017, we did not have an outstanding receivable related to these agreements and less than $1 million of such receivables at December 31, 2016, which were recorded in “Accounts receivable, net of allowance for doubtful accounts” in the unaudited Condensed Consolidated Balance Sheets.

On June 30, 2016, Natronx ceased its operations and ended deliveries of products to its customers. In September of 2016, the Natronx board of directors approved the demolition of the plant located at Alkali’s Westvaco facility and other costs associated with dissolving the joint venture. At both June 30, 2017 and December 31, 2016, a reserve of $1 million representing our one-third share of the estimated expenses related to the termination of the Natronx business, including severance and other exit activities, was included in “Accrued liabilities” in our unaudited Condensed Consolidated Balance Sheets. We do not expect to incur any additional future expenses related to the termination of the Natronx business.

20.	Segment Information

The reportable segments presented below represent our operating segments for which separate financial information is available and which is utilized on a regular basis by our Chief Executive Officer, who is our chief operating decision maker to assess performance and to allocate resources.

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

Net sales and income (loss) from operations by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
TiO2 segment	$421	$333	$799	$618
Alkali segment	201	205	392	396
Net sales	$622	$538	$1,191	$1,014
TiO2 segment	$61	$7	$93	$(29)
Alkali segment	23	12	42	33
Corporate	(29)	(10)	(64)	(26)
Income (loss) from operations	55	9	71	(22)
Interest and debt expense, net	(46)	(46)	(92)	(92)
Gain on extinguishment of debt	—	—	—	4
Other expense, net	(1)	(3)	(7)	(12)
Income (loss) before income taxes	8	(40)	(28)	(122)
Income tax provision	(3)	(10)	(5)	(22)
Net income (loss)	$5	$(50)	$(33)	$(144)

During the three months ended June 30, 2017, our ten largest third-party TiO2 customers and our ten largest third-party Alkali customers represented approximately 25% and 22%, respectively, of our consolidated net sales. During the three months ended June 30, 2016, our ten largest third-party TiO2 customers and our ten largest third-party Alkali customers represented approximately 25% and 24%, respectively, of our consolidated net sales. During each of the three months ended June 30, 2017 and 2016, ANSAC accounted for 13% of our consolidated net sales. During the six months ended June 30, 2017, our ten largest third-party TiO2 customers and our ten largest third-party Alkali customers represented approximately 25% and 22%, respectively, of our consolidated net sales; ANSAC accounted for 13% of our consolidated net sales. During the six months ended June 30, 2016, our ten largest third-party TiO2 customers and our ten largest Alkali customers represented approximately 22% and 25%, respectively, of our consolidated net sales; ANSAC accounted for 13% of our consolidated net sales.

Capital expenditures by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
TiO2 segment	$19	$18	$39	$35
Alkali segment	4	4	16	20
Corporate	1	—	1	—
Total	$24	$22	$56	$55

Total assets by segment were as follows:

	June 30, 2017	December 31, 2016
TiO2 segment	$3,017	$2,991
Alkali segment	1,641	1,671
Corporate	336	291
Total	$4,994	$4,953

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

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2017
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$622	$(56)	$—	$—	$487	$191
Cost of goods sold	498	(61)	—	—	400	159
Gross profit	124	5	—	—	87	32
Selling, general and administrative expenses	(69)	1	—	(16)	(42)	(12)
Restructuring income (expense)	—	—	—	1	(1)	—
Income (loss) from operations	55	6	—	(15)	44	20
Interest and debt expense, net	(46)	—	(26)	—	(1)	(19)
Intercompany interest income (expense)	—	—	—	(1)	1	—
Other income (expense), net	(1)	—	—	(2)	4	(3)
Equity in earnings of subsidiary	—	6	—	21	(27)	—
Income (loss) before income taxes	8	12	(26)	3	21	(2)
Income tax benefit (provision)	(3)	—	8	—	(14)	3
Net income (loss)	5	12	(18)	3	7	1
Net income attributable to noncontrolling interest	2	2	—	—	—	—
Net income (loss) attributable to Tronox Limited	$3	$10	$(18)	$3	$7	$1

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2017
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$1,191	$(121)	$—	$—	$945	$367
Cost of goods sold	977	(125)	—	—	796	306
Gross profit	214	4	—	—	149	61
Selling, general and administrative expenses	(143)	2	—	(35)	(88)	(22)
Restructuring income (expense)	—	—	—	1	(1)	—
Income (loss) from operations	71	6	—	(34)	60	39
Interest and debt expense, net	(92)	—	(52)	—	(2)	(38)
Intercompany interest income (expense)	—	—	—	4	(4)	—
Other income (expense), net	(7)	—	—	(5)	6	(8)
Equity in earnings of subsidiary	—	45	—	4	(49)	—
Income (loss) before income taxes	(28)	51	(52)	(31)	11	(7)
Income tax benefit (provision)	(5)	—	16	(7)	(22)	8
Net income (loss)	(33)	51	(36)	(38)	(11)	1
Net income attributable to noncontrolling interest	5	5	—	—	—	—
Net income (loss) attributable to Tronox Limited	$(38)	$46	$(36)	$(38)	$(11)	$1

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended June 30, 2017
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net income (loss)	$5	$12	$(18)	$3	$7	$1
Other comprehensive income (loss):
Foreign currency translation adjustments	34	(54)	—	27	28	33
Unrealized gains (losses) on derivative financial instruments	(1)	1	—	(1)	(1)	—
Other comprehensive income (loss)	33	(53)	—	26	27	33
Total comprehensive income (loss)	38	(41)	(18)	29	34	34
Comprehensive income (loss) attributable to noncontrolling interest:
Net income	2	2	—	—	—	—
Foreign currency translation adjustments	7	7	—	—	—	—
Comprehensive income (loss) attributable to noncontrolling interest	9	9	—	—	—	—
Comprehensive income (loss) attributable to Tronox Limited	$29	$(50)	$(18)	$29	$34	$34

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Six Months Ended June 30, 2017
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net income (loss)	$(33)	$51	$(36)	$(38)	$(11)	$1
Other comprehensive income (loss):
Foreign currency translation adjustments	58	(97)	—	45	52	58
Pension and postretirement plans	1	(1)	—	1	1	—
Unrealized gains (losses) on derivative financial instruments	(3)	3	—	(3)	(3)	—
Other comprehensive income (loss)	56	(95)	—	43	50	58
Total comprehensive income (loss)	23	(44)	(36)	5	39	59
Comprehensive income (loss) attributable to noncontrolling interest:
Net income	5	5	—	—	—	—
Foreign currency translation adjustments	13	13	—	—	—	—
Comprehensive income (loss) attributable to noncontrolling interest	18	18	—	—	—	—
Comprehensive income (loss) attributable to Tronox Limited	$5	$(62)	$(36)	$5	$39	$59

GUARANTOR CONDENSED CONSOLIDATING BALANCE SHEETS
As of June 30, 2017
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Cash and cash equivalents	$303	$—	$—	$39	$129	$135
Restricted cash	2	—	—	—	2	—
Accounts receivable, net	457	—	—	—	340	117
Inventories, net	506	(8)	—	—	321	193
Other current assets	54	(589)	79	82	274	208
Investment in subsidiaries	—	(1,496)	—	1,174	322	—
Property, plant and equipment, net	1,816	—	—	—	1,288	528
Mineral leaseholds, net	1,608	—	—	—	1,224	384
Intercompany loans receivable	—	(2,504)	1,149	—	160	1,195
Other long-term assets	248	—	—	—	215	33
Total assets	$4,994	$(4,597)	$1,228	$1,295	$4,275	$2,793

LIABILITIES AND EQUITY
Short-term debt	$150	$—	$—	$—	$150	$—
Other current liabilities	400	(589)	43	161	557	228
Long-term debt, net	2,886	—	1,463	—	—	1,423
Intercompany loans payable	—	(2,504)	—	120	2,344	40
Other long-term liabilities	383	—	—	1	193	189
Total liabilities	3,819	(3,093)	1,506	282	3,244	1,880
Total equity	1,175	(1,504)	(278)	1,013	1,031	913
Total liabilities and equity	$4,994	$(4,597)	$1,228	$1,295	$4,275	$2,793

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2017
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Cash Flows from Operating Activities:
Net income (loss)	$(33)	$51	$(36)	$(38)	$(11)	$1
Depreciation, depletion and amortization	123	—	—	—	91	32
Other	47	(51)	(15)	38	57	18
Cash provided by (used in) operating activities	137	—	(51)	—	137	51
Cash Flows from Investing Activities:
Capital expenditures	(56)	—	—	—	(37)	(19)
Collections of intercompany loans	—	(92)	50	—	—	42
Issuance of intercompany loans	—	66	—	(3)	(63)	—
Cash provided by (used in) investing activities	(56)	(26)	50	(3)	(100)	23
Cash Flows from Financing Activities:
Repayments of debt	(8)	—	—	—	—	(8)
Repayments of intercompany loans	—	92	—	—	(92)	—
Proceeds from intercompany loans	—	(66)	—	63	3	—
Dividends paid	(12)	—	—	(12)	—	—
Restricted stock and performance-based shares settled in cash for tax	(11)	—	—	(11)	—	—
Cash provided by (used in) financing activities	(31)	26	—	40	(89)	(8)
Effects of exchange rate changes on cash and cash equivalents	5	—	—	—	—	5
Net increase (decrease) in cash and cash equivalents	55	—	(1)	37	(52)	71
Cash and cash equivalents at beginning of period	$248	$—	$1	$2	$181	$64
Cash and cash equivalents at end of period	$303	$—	$—	$39	$129	$135

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2016
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$538	$(45)	$—	$—	$455	$128
Cost of goods sold	479	(52)	—	—	415	116
Gross profit	59	7	—	—	40	12
Selling, general and administrative expenses	(51)	1	—	(5)	(35)	(12)
Restructuring income	1	—	—	—	1	—
Income (loss) from operations	9	8	—	(5)	6	—
Interest and debt expense, net	(46)	—	(27)	—	—	(19)
Intercompany interest income (expense)	—	—	—	126	(143)	17
Other income (expense), net	(3)	—	—	—	—	(3)
Equity in earnings of subsidiary	—	140	—	(125)	(15)	—
Income (loss) before income taxes	(40)	148	(27)	(4)	(152)	(5)
Income tax benefit (provision)	(10)	—	8	(48)	30	—
Net income (loss)	(50)	148	(19)	(52)	(122)	(5)
Net income attributable to noncontrolling interest	2	2	—	—	—	—
Net income (loss) attributable to Tronox Limited	$(52)	$146	$(19)	$(52)	$(122)	$(5)

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2016
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$1,014	$(105)	$—	$—	$859	$260
Cost of goods sold	934	(109)	—	—	800	243
Gross profit	80	4	—	—	59	17
Selling, general and administrative expenses	(101)	2	—	(18)	(63)	(22)
Restructuring expenses	(1)	—	—	—	—	(1)
Income (loss) from operations	(22)	6	—	(18)	(4)	(6)
Interest and debt expense, net	(92)	—	(53)	—	(2)	(37)
Intercompany interest income (expense)	—	—	—	253	(283)	30
Gain on extinguishment of debt	4	—	4	—	—	—
Other income (expense), net	(12)	—	—	—	—	(12)
Equity in earnings of subsidiary	—	329	—	(285)	(44)	—
Income (loss) before income taxes	(122)	335	(49)	(50)	(333)	(25)
Income tax benefit (provision)	(22)	—	15	(95)	60	(2)
Net income (loss)	(144)	335	(34)	(145)	(273)	(27)
Net income attributable to noncontrolling interest	1	1	—	—	—	—
Net income (loss) attributable to Tronox Limited	$(145)	$334	$(34)	$(145)	$(273)	$(27)

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended June 30, 2016
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net income (loss)	$(50)	$148	$(19)	$(52)	$(122)	$(5)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(1)	—	—	1	—
Pension and postretirement plans	—	(1)	—	—	1	—
Unrealized gains on derivative financial instruments	2	(2)	—	2	2	—
Other comprehensive income (loss)	2	(4)	—	2	4	—
Total comprehensive income (loss)	(48)	144	(19)	(50)	(118)	(5)
Comprehensive income (loss) attributable to noncontrolling interest:
Net income	2	2	—	—	—	—
Comprehensive income (loss) attributable to noncontrolling interest	2	2	—	—	—	—
Comprehensive income (loss) attributable to Tronox Limited	$(50)	$142	$(19)	$(50)	$(118)	$(5)

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Six Months Ended June 30, 2016
(Unaudited)
(Millions of U.S. dollars)

	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net income (loss)	$(144)	$335	$(34)	$(145)	$(273)	$(27)
Other comprehensive income (loss):
Foreign currency translation adjustments	53	(89)	—	40	49	53
Pension and postretirement plans	1	(1)	—	1	1	—
Unrealized gains on derivative financial instruments	2	(2)	—	2	2	—
Other comprehensive income (loss)	56	(92)	—	43	52	53
Total comprehensive income (loss)	(88)	243	(34)	(102)	(221)	26
Comprehensive income (loss) attributable to noncontrolling interest:
Net income	1	1	—	—	—	—
Foreign currency translation adjustments	13	13	—	—	—	—
Comprehensive income (loss) attributable to noncontrolling interest	14	14	—	—	—	—
Comprehensive income (loss) attributable to Tronox Limited	$(102)	$229	$(34)	$(102)	$(221)	$26

GUARANTOR CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2016
(Unaudited)
(Millions of U.S. dollars)
	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Cash and cash equivalents	$248	$—	$1	$2	$181	$64
Restricted cash	3	—	—	—	3	—
Accounts receivable, net	424	—	—	—	325	99
Inventories, net	532	(13)	—	—	363	182
Other current assets	49	(531)	62	91	277	150
Investment in subsidiaries	—	(1,327)	—	1,009	318	—
Property, plant and equipment, net	1,831	—	—	—	1,322	509
Mineral leaseholds, net	1,607	—	—	—	1,236	371
Intercompany loans receivable	—	(2,926)	1,200	405	37	1,284
Other long-term assets	259	—	—	—	228	31
Total assets	$4,953	$(4,797)	$1,263	$1,507	$4,290	$2,690

LIABILITIES AND EQUITY
Short-term debt	$150	$—	$—	$—	$150	$—
Other current liabilities	383	(531)	43	495	181	195
Long-term debt, net	2,888	—	1,462	—	—	1,426
Intercompany loans payable	—	(2,926)	—	—	2,888	38
Other long-term liabilities	379	—	—	3	198	178
Total liabilities	3,800	(3,457)	1,505	498	3,417	1,837
Total equity	1,153	(1,340)	(242)	1,009	873	853
Total liabilities and equity	$4,953	$(4,797)	$1,263	$1,507	$4,290	$2,690

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2016
(Unaudited)
(Millions of U.S. dollars)
	Consolidated	Eliminations	Tronox Finance LLC	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Cash Flows from Operating Activities:
Net income (loss)	$(144)	$335	$(34)	$(145)	$(273)	$(27)
Depreciation, depletion and amortization	115	—	—	—	92	23
Other	98	(335)	(18)	189	297	(35)
Cash provided by (used in) operating activities	69	—	(52)	44	116	(39)
Cash Flows from Investing Activities:
Capital expenditures	(55)	—	—	—	(36)	(19)
Proceeds on sale of assets	1	—	—	—	1	—
Collections of intercompany loans	—	(115)	79	—	—	36
Issuance of intercompany loans	—	72	(5)	—	(67)	—
Cash provided by (used in) investing activities	(54)	(43)	74	—	(102)	17
Cash Flows from Financing Activities:
Repayments of debt	(23)	—	(15)	—	—	(8)
Repayments of intercompany loans	—	115	—	(79)	(36)	—
Proceeds from debt	—	—	—	—	—	—
Proceeds from intercompany loans	—	(72)	—	72	—	—
Dividends paid	(35)	—	—	(35)	—	—
Cash provided by (used in) financing activities	(58)	43	(15)	(42)	(36)	(8)
Effects of exchange rate changes on cash and cash equivalents	2	—	—	—	—	2
Net increase (decrease) in cash and cash equivalents	(41)	—	7	2	(22)	(28)
Cash and cash equivalents at beginning of period	$229	$—	$—	$1	$165	$63
Cash and cash equivalents at end of period	$188	$—	$7	$3	$143	$35

22.	Subsequent Event

As discussed in Note 1 above, on August 2, 2017, we announced that Tronox Holdings, entered into a Purchase Agreement, pursuant to which Genesis Energy L.P. agreed to acquire our Alkali Business for $1.325 billion in cash, subject to a working capital adjustment. We have agreed unconditionally to guarantee the indemnification and performance of the obligations of Tronox Holdings under the Purchase Agreement. Both Tronox Holdings and the Purchaser have agreed, following the closing, to indemnify the other party for losses arising from certain breaches of the Purchase Agreement and for certain other liabilities, subject to certain limitations. The completion of the Alkali Sale is subject to certain customary closing conditions and is expected to close in the second half of 2017. At June 30, 2017, the Alkali asset group is classified as held and used as it did not meet the held for sale criteria, mainly board approval of a sale and a commitment to a plan to sell. In the second half of 2017, the loss from the Alkali Sale is expected to be approximately $200 million (net of tax), plus cost to sell. Beginning in the third quarter of 2017, the assets and liabilities of the Alkali Business will be classified as held for sale, in our unaudited Condensed Balance Sheets and its results of operations will be presented within discontinued operations in our unaudited Condensed Consolidated Statements of Operations for all comparative periods presented.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain financial measures, in particular the presentation of earnings before interest, tax, depreciation and amortization (“EBITDA”) and Adjusted EBITDA, which are not presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). We are presenting these non-U.S. GAAP financial measures because we believe they provide us and readers of this Form 10-Q with additional insight into our operational performance relative to earlier periods and relative to our competitors. We do not intend for these non-U.S GAAP financial measures to be a substitute for any U.S. GAAP financial information. Readers of these statements should use these non-U.S. GAAP financial measures only in conjunction with the comparable U.S. GAAP financial measures. A reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is also provided herein.

Overview

We are a global leader in the production and marketing of titanium bearing mineral sands and titanium dioxide (“TiO2”) pigment, and the world’s largest producer of natural soda ash.

Our two operating and reportable segments discussed below are TiO2 and Alkali.

TiO2 Segment

We operate three TiO2 pigment facilities at the following locations: Hamilton, Mississippi; Botlek, the Netherlands; and Kwinana, Western Australia, representing an aggregate annual TiO2 production capacity of approximately 465,000 metric tons. TiO2 is used extensively in the manufacture of paint and other coatings, plastics and paper, and in a wide range of other applications, including inks, fibers, rubber, food, cosmetics, and pharmaceuticals. Moreover, it is a critical component of everyday consumer applications due to its superior ability to cover or mask other materials effectively and efficiently relative to alternative white pigments and extenders. TiO2 is considered to be a quality of life product, and some research indicates that consumption generally increases as disposable income increases. At present, it is our belief that there is no effective mineral substitute for TiO2 because no other white pigment has the physical properties for achieving comparable opacity and brightness, or can be incorporated as cost effectively. We also operate three separate mining operations: KwaZulu-Natal Sands located in South Africa, Namakwa Sands located in South Africa and Cooljarloo located in Western Australia.

Our TiO2 segment includes the following:

•	Exploration, mining, and beneficiation of mineral sands deposits;

•	Production of titanium feedstock and its co-products (including chloride slag, slag fines, rutile, synthetic rutile and leucoxene), pig iron, and zircon;

•	Production and marketing of TiO2 ; and

•	Electrolytic manganese dioxide manufacturing and marketing, which is primarily, focused on advanced battery materials and specialty boron products.

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

Our Alkali segment currently produces approximately 4 million tons of soda ash and downstream specialty products. All mining and processing activities related to our products take place in our facilities located in the Green River Basin of Wyoming, United States (“U.S.”)

Recent Developments

On February 21, 2017, Tronox Limited, The National Titanium Dioxide Company Ltd., a limited company organized under the laws of the Kingdom of Saudi Arabia (“Cristal”), and Cristal Inorganic Chemicals Netherlands Coöperatief  W.A., a cooperative organized under the laws of the Netherlands and a wholly owned subsidiary of Cristal (“Seller”), entered into a Transaction Agreement (the “Transaction Agreement”), pursuant to which we agreed to acquire Cristal’s titanium dioxide business for $1.673 billion in cash, subject to a working capital adjustment at closing (the “Cash Consideration”), plus 37,580,000 Class A ordinary shares, par value $0.01 per share, of Tronox Limited (the “Cristal Transaction”). Following the closing of the Cristal Transaction, the Seller will own approximately 24% of the outstanding ordinary shares (including both Class A and Class B) of Tronox Limited.

The Transaction Agreement provides that we must pay to Cristal a termination fee of $100 million if all conditions to closing, other than the financing condition, have been satisfied and the Transaction Agreement is terminated because closing of the Cristal Transaction has not occurred by May 21, 2018. The Cristal Transaction is also conditioned upon the receipt of various regulatory approvals, including antitrust clearance in numerous jurisdictions. On April 13, 2017, the U.S. Federal Trade Commission (“FTC”) issued a second request to the Company and Cristal in connection with its filing under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the parties are cooperating to provide the information requested by the FTC as promptly as practicable. The Cristal Transaction, which has been unanimously approved by our board of directors (the “Board”), is expected to close by the first quarter 2018, subject to regulatory approvals and satisfaction of customary closing conditions, including the favorable vote of a majority of our outstanding shares.

Concurrently with the announcement of the Cristal Transaction, we expressed intent to begin a process to market our Alkali business. On August 2, 2017, we announced that Tronox, Tronox US Holdings, Inc., a Delaware corporation and wholly owned subsidiary of Tronox (“Tronox Holdings”), Tronox Alkali Corporation, a Delaware corporation and wholly owned subsidiary of Tronox Holdings (“Alkali”), and Genesis Energy, L.P. (“Purchaser”), entered into a Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which the Purchaser agreed to acquire our Alkali  Chemical business (the “Alkali Business”) for $1.325 billion in cash, subject to a working capital adjustment (the “Alkali Sale”). We have agreed unconditionally to guarantee the indemnification and performance of the obligations of Tronox Holdings under the Purchase Agreement. Both Tronox Holdings and the Purchaser have agreed, following the closing, to indemnify the other party for losses arising from certain breaches of the Purchase Agreement and for certain other liabilities, subject to certain limitations. The completion of the Alkali Sale is subject to certain customary closing conditions and is expected to close in the second half of 2017. At June 30, 2017, the Alkali asset group is classified as held and used as it did not meet the held for sale criteria, mainly board approval of a sale and a commitment to a plan to sell. Beginning in the third quarter of 2017, the assets and liabilities of the Alkali Business will be classified as held for sale, in our unaudited Condensed Balance Sheets and its results of operations will be presented within discontinued operations in our unaudited Condensed Consolidated Statements of Operations for all comparative periods presented.

During the fourth quarter of 2016, we implemented various steps of an internal corporate reorganization plan to simplify our corporate structure and thereby improve operational, administrative, and commercial synergies within each of our operating segments (the “Corporate Reorganization”). As a result of the Corporate Reorganization, we reduced our cross jurisdictional financing arrangements, eliminated administrative activities and reversed the deferred tax assets related to intercompany interest deductions. The related withholding tax accrual amounts were also reversed as a result of the Corporate Reorganization. Additionally, we reduced our deferred tax assets related to loss carryforwards which will no longer be available to utilize. In connection with the Corporate Reorganization during the first quarter of 2017, Tronox Limited became managed and controlled in the U.K., with no additional impacts to the consolidated provision for income taxes due to the valuation allowances in various jurisdictions. See Note 3 of notes to our unaudited condensed consolidated financial statements for additional information.

Business Environment

The following discussion includes trends and factors that may affect future operating results:

In the TiO2 segment, our pigment business benefited from a global industry recovery that began in the first quarter of 2016. To meet healthy demand, we operated our pigment plants at high utilization rates while matching pigment production volumes to sales volumes and keeping inventory at or below normal levels. Global pigment pricing has rebounded with successive gains in each quarter since the first quarter of 2016. We believe pigment inventories, in the aggregate, are at or below normal levels at both customer and producer locations globally resulting in a continued tight supply-demand balance. We continue to use a significant majority of our high grade titanium feedstock for our pigment production and continued to reduce our titanium slag inventories. We expect zircon sales volumes in 2017 to exceed those of 2016 as we continue to ramp up production at our Fairbreeze mine to match market demand.

In our Alkali segment, our business remains in a sold-out mode resulting from the sustaining structural cost advantage of natural soda ash relative to higher cost of synthetic soda ash. Global demand for soda ash is expected to grow at about a 2% compound annual growth rate through 2024. Emerging markets continue to drive much of this growth with per capita consumption of soda ash in emerging markets less than 50% of U.S. levels of 16 kg per person per year. The U.S. market for soda ash is supplied by five domestic competitors with balanced supply and demand fundamentals. These market conditions have historically resulted in prices rising for the majority of customers over the past ten years. In export markets, we anticipate that the pricing environment will continue to be driven by production costs for Chinese soda ash exporters and the timing and magnitude of additional volume from the announced expansion of soda ash capacity in Turkey. At the same time, we expect that the competitive cost position of natural soda ash relative to the higher synthetic process cost will persist and demand for natural soda ash will continue to exceed available supply.

We continue to be uniquely tax-advantaged by favorable tax loss carry forwards and other favorable tax positions. We believe these tax-advantaged factors create opportunities for our operations to benefit for years to come. See Note 3 of notes to our unaudited condensed consolidated financial statements for additional information.

Consolidated Results of Operations

Three and Six Months Ended June 30, 2017 compared to the Three and Six Months Ended June 30, 2016

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Variance	2017	2016	Variance
	(Millions of U.S. dollars)
Net sales	$622	$538	$84	$1,191	$1,014	$177
Cost of goods sold	498	479	19	977	934	43
Gross profit	124	59	65	214	80	134
Selling, general and administrative expenses	(69)	(51)	(18)	(143)	(101)	(42)
Restructuring income (expense)	—	1	(1)	—	(1)	1
Income (loss) from operations	55	9	46	71	(22)	93
Interest and debt expense, net	(46)	(46)	—	(92)	(92)	—
Gain on extinguishment of debt	—	—	—	—	4	(4)
Other expense, net	(1)	(3)	2	(7)	(12)	5
Income (loss) before income taxes	8	(40)	48	(28)	(122)	94
Income tax provision	(3)	(10)	7	(5)	(22)	17
Net income (loss)	$5	$(50)	$55	$(33)	$(144)	$111

Net sales for the three months ended June 30, 2017 increased 16% compared to the same period in 2016 due to higher selling prices of $62 million, higher volumes and product mix of $24 million, partially offset by unfavorable changes in foreign currency translation of $2 million.

Net sales for the six months ended June 30, 2017 increased 17% compared to the same period in 2016 due to higher selling prices of $100 million, higher volumes and product mix of $81 million, partially offset by unfavorable changes in foreign currency translation of $4 million.

Our gross profit margin for the three months ended June 30, 2017 was 20% of net sales compared to 11% for the same period in 2016. The increase of $65 million was primarily due to higher selling prices of $62 million, higher volumes and product mix of $2 million, the impact of lower production costs of $14 million, offset by unfavorable changes in foreign currency translation of $13 million primarily from the Rand.

Our gross profit margin for the six months ended June 30, 2017 was 18% of net sales compared to 8% of net sales during 2016. The increase of $134 million was primarily due to higher selling prices of $100 million, the impact of lower production costs of $46 million, higher volumes and product mix of $20 million, offset by unfavorable changes in foreign currency translation of $32 million primarily from the Rand.

Selling, general and administrative expenses increased by 35% during the three months ended June 30, 2017 compared to the same period of the previous year due to higher professional fees of $11 million mostly related to the Cristal Transaction and the process to market our Alkali business, the impact of higher employee stock-based and other compensation costs of $6 million and unfavorable changes in foreign currency translation of $1 million.

Selling, general and administrative expenses increased by 42% during the six months ended June 30, 2017 compared to the same period of the previous year primarily due to higher professional fees of $27 million primarily related to the Cristal Transaction and the process to market our Alkali business, the impact of higher employee stock-based and other compensation costs of $13 million and unfavorable changes in foreign currency translation of $2 million.

Restructuring income (expense) - see Note 2 of notes to unaudited condensed consolidated financial statements.

Interest and debt expense, net for the three and six months ended June 30, 2017 was consistent with the same period of 2016. See Note 11 of notes to unaudited condensed consolidated financial statements.

Gain on debt extinguishment decreased by $4 million during the six months ended June 30, 2017 compared to the same period of the prior year. See Note 11 of notes to unaudited condensed consolidated financial statements.

Other expense, net for the three months ended June 30, 2017 primarily consisted of a net realized and unrealized foreign currency loss of $2 million, partially offset by interest income of $1 million. Other expense, net for the three months ended June 30, 2016 primarily consisted of an unrealized foreign currency loss of $3 million.

 Other expense, net for the six months ended June 30, 2017 primarily consisted of a net realized and unrealized foreign currency loss of $9 million, partially offset by interest income of $2 million. Other expense, net during the six months ended June 30, 2016 primarily consisted of a net realized and unrealized foreign currency loss of $13 million, partially offset by interest income of $1 million.

The effective tax rate for the three and six months ended June 30, 2017 differs from the U.K. statutory rate of 19% primarily due to valuation allowances and income in foreign jurisdictions taxed at rates different than 19%. The effective tax rate for the three and six months ended June 30, 2016 differs from the Australian statutory rate of 30% primarily due to valuation allowances and income in foreign jurisdictions taxed at rates lower than 30%, and withholding tax accruals on interest income. The income tax provision for the three and six months ended June 30, 2017 differs from the income tax provision for the three and six months ended June, 2016 primarily due to withholding tax accruals on interest income which we made during 2016.

Operations Review of Segment Revenue and Profit

U.S. GAAP has standards for reporting information about operating segments.

We currently operate our business in two operating and reportable segments, TiO2 and Alkali. We evaluate reportable segment performance based on segment operating profit (loss), which represents the results of segment operations before unallocated costs, such as general corporate expenses not identified to a specific segment, interest expense, other income (expense), net and income tax expense or benefit. Intercompany sales within our TiO2 segment are generally priced at market. Any resulting profit remaining in the inventory of the acquiring segment is eliminated in consolidation. See Note 20 of notes to unaudited condensed consolidated financial statements.

Net Sales

Net sales by segment were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	(Millions of U.S. dollars)
	2017	2016	Variance	2017	2016	Variance
TiO2 segment	$421	$333	$88	$799	$618	$181
Alkali segment	201	205	(4)	392	396	(4)
Net Sales	$622	$538	$84	$1,191	$1,014	$177

TiO2 segment

Net sales for the three months ended June 30, 2017 increased by 26% compared to the same period in 2016 due to higher selling prices for Pigment of $52 million and Mineral Sands of $11 million, higher volumes and product mix for Pigment of $12 million and Mineral Sands of $15 million, partially offset by unfavorable changes in foreign currency translation of $2 million impacting Pigment Sales.

 Net sales for the six months ended June 30, 2017 increased by 29% compared to the same period in 2016 primarily due to the impact of higher selling prices for Pigment of $89 million and Mineral Sands of $13 million, higher volumes and product mix for Pigment of $32 million and Mineral Sands of $51 million, partially offset by unfavorable changes in foreign currency translation of $4 million impacting Pigment Sales.

Alkali segment

Net sales in our Alkali segment for the three months ended June 30, 2017 decreased by 2% compared to the same period in 2016 primarily due to a mix of higher international sales compared to domestic as overall sales volumes were flat.

 Net sales for the six months ended June 30, 2017 decreased by 1% compared to the same period in 2016. Price was 3% lower due to a combination of lower prices for domestic and international sales, down by 1% in each market, as well as an unfavorable sales mix of higher international sales compared to domestic. Volume increased by 2% over the year ago first half despite the severe winter weather conditions at our Wyoming production facility early in the first quarter.

Income (loss) from Operations

Income (loss) from operations by segment was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Variance	2017	2016	Variance
	(Millions of U.S. dollars)
TiO2 segment	$61	$7	$54	$93	$(29)	$122
Alkali segment	23	12	11	42	33	9
Corporate	(29)	(10)	(19)	(64)	(26)	(38)
Income (loss) from operations	55	9	$46	71	(22)	$93
Interest and debt expense, net	(46)	(46)		(92)	(92)
Gain on extinguishment of debt	—	—		—	4
Other expense, net	(1)	(3)		(7)	(12)
Income (loss) before income taxes	8	(40)		(28)	(122)
Income tax provision	(3)	(10)		(5)	(22)
Net income (loss)	$5	$(50)		$(33)	$(144)

TiO2 segment

Income from operations for the three months ended June 30, 2017 increased by $54 million compared to the same period in 2016 primarily due to an increase in gross profit of $57 million resulting from higher selling prices of $63 million, the impact of lower production costs of $5 million, higher volumes and product mix of $2 million, offset by unfavorable changes in foreign currency translation of $14 million. Gross profit was partially offset by an increase in selling, general and administrative expenses of $1 million and the reversal of $1 million of prior year restructuring costs.

Income from operations for the six months ended June 30, 2017, increased by $122 million compared to the same period in 2016 primarily due to higher selling prices of $102 million, the impact of lower production costs of $32 million, higher volumes and product mix of $23 million, decreased restructuring costs of $1 million, offset by unfavorable changes in foreign currency translation of $34 million and increased Selling, general and administrative expenses of $2 million.

Alkali segment

Income from operations for the three months ended June 30, 2017 increased by $11 million compared to the same period in 2016 primarily due to an increase in gross profit of $8 million and a decrease in selling, general and administrative expenses of $3 million. The prior year quarter was impacted by the costs associated with the move of the longwall mining machine, the transition from a shared services agreement with the prior owner of the business and costs incurred prior to a labor agreement contract renewal. The next cost impact from a longwall mining machine move is expected in Q3 2017.

Income from operations for the six months ended June 30, 2017 increased by $9 million compared to the same period in 2016 primarily due to an increase in gross profit of $9 million, a decrease in selling, general and administrative expenses of $1 million, partially offset by an increase in restructuring expense of $1 million. The prior year to date period was impacted by the costs associated with the move of the longwall mining machine, the transition from a shared services agreement with the prior owner of the business and costs incurred prior to a labor agreement contract renewal.

Corporate

Corporate general and administrative expenses for the three months ended June 30, 2017 increased by $19 million compared to the same period in 2016, primarily due to higher professional fees of $11 million mostly related to the Cristal Transaction and the process to market our Alkali business, the impact of higher employee stock-based and other compensation costs of $6 million and other general and administrative costs of $2 million.

Corporate general and administrative expenses for the six months ended June 30, 2017 increased by $39 million compared to the same period in 2016, primarily due to higher professional fees of $26 million primarily related to the Cristal Transaction and the process to market our Alkali business as well as the impact of higher employee stock-based and other compensation costs of $13 million and decreased restructuring costs of $1 million due to the reversal of restructuring expense pursuant to the settlement of claims previously filed relating to a prior restructure.

Liquidity and Capital Resources

The following table presents our liquidity as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$303	$248
Available under the UBS Revolver	181	190
Available under the ABSA Revolver	—	95
Total	$484	$533

Our South African Rand (“R”) R1.3 billion (approximately $100 million at June 30, 2017 exchange rate) revolving credit facility with ABSA Bank Limited (the “ABSA Revolver”) acting through its ABSA Capital Division (the “ABSA”) expired on June 14, 2017. We are currently in discussions with ABSA regarding potentially renewing the facility. As discussed below, we expect to have sufficient funds to cover our obligations over the next twelve months. See Note 11 of notes to unaudited condensed consolidated financial statements.

Historically, we have funded our operations and met our commitments through cash generated by operations. During 2012, we issued Senior Notes due 2020 at par value. Additionally, during 2013 and 2015, we obtained a $1.5 billion senior secured term loan (the “Term Loan”) and issued a Senior Notes due 2022, respectively. See Note 11 of notes to unaudited condensed consolidated financial statements. In connection with the Cristal transaction, we are in discussions with several banks regarding refinancing and increasing our existing credit facilities with the expectation of lowering our cost of debt while extending the portfolio’s weighted average years to maturity. We expect to improve our mix of secured and unsecured debt to achieve more favorable covenants.

At June 30, 2017, we had outstanding letters of credit, bank guarantees, and performance bonds, see Note 14 of notes to unaudited condensed consolidated financial statements.

In the next twelve months, we expect that our operations and available borrowings under our revolving credit agreements will provide sufficient cash to fund our operating expenses, capital expenditures, interest payments, debt repayments, and dividends. Working capital (calculated as current assets less current liabilities) was $772 million at June 30, 2017 compared to $723 million at December 31, 2016, an increase of $49 million, which is primarily due to cash provided by operations of $137 million, partially offset by dividends paid of $12 million, capital expenditures of $56 million, $8 million of principal repayment on our Term Loan and $11 million of tax payments related to stock-based compensation. Additionally, as disclosed in Note 1 and above, we expect to receive proceeds of $1.325 billion from the sale of our Alkali Business to fund the Cristal Transaction in addition to refinancing and increasing our existing credit facilities.

Principal factors that could affect the availability of our internally-generated funds include (i) the deterioration of our revenues in either of our business segments; (ii) an increase in our expenses; (iii) changes in our working capital requirements; (iv) our closing of the Alkali Sale, subject to customary regulatory approvals and closing conditions, as a source of funds for the Cristal Transaction; or (v) funding related to the Cristal Transaction. See Note 1 to notes to condensed consolidated financial statements.

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

As of June 30, 2017, our credit rating with Moody’s and Standard & Poor’s was B2 on review for possible upgrade and B negative outlook, respectively. On January 23, 2017, Standard & Poor’s lowered our corporate credit rating to B negative outlook from B+ negative outlook. On February 21, 2017, Moody’s placed the B2 rating on review for possible upgrade from B2 negative outlook. At June 30, 2017, we are in compliance with all our financial covenants, have sufficient borrowings available and have no significant principal payments on debt due until 2020.

Cash and Cash Equivalents

We consider all investments with original maturities of three months or less to be cash equivalents. As of June 30, 2017, our cash and cash equivalents were primarily invested in money market funds. We maintain cash and cash equivalents in bank deposit and money market accounts that may exceed federally insured limits. The financial institutions where our cash and cash equivalents are held are generally highly rated and geographically dispersed, and we have a policy to limit the amount of credit exposure with any one institution. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk.

The use of our cash includes servicing our interest and debt repayment obligations, making pension contributions and making quarterly dividend payments.

Repatriation of Cash

At June 30, 2017, we held $305 million in cash and cash equivalents and restricted cash in these respective jurisdictions: $28 million in Europe, $120 million in Australia, $106 million in South Africa, and $51 million in the U.S. Our credit facilities limit transfers of funds from subsidiaries in the U.S. to certain foreign subsidiaries.

Tronox Limited has foreign subsidiaries with positive undistributed earnings at June 30, 2017. We have made no provision for deferred taxes related to these undistributed earnings because they are considered to be indefinitely reinvested in the foreign jurisdictions.

Cash Dividends on Class A and Class B Shares

On August 8, 2017, the Board declared a quarterly dividend of $0.045 per share to holders of our Class A Shares and Class B Shares at the close of business on August  21, 2017, totaling $6 million, which will be paid on August 31, 2017. See Note 15 of notes to unaudited condensed consolidated financial statements for declared and paid quarterly dividends by quarter.

Debt Obligations

At June 30, 2017 and December 31, 2016, our net debt (the excess of our debt over cash and cash equivalents) was $2.7 billion and $2.8 billion, respectively.

At both June 30, 2017 and December 31, 2016, our short-term was $150 million. At both June 30, 2017 and December 31, 2016, our long-term debt, net of an unamortized discount was $2.9 billion. See Note 11 of notes to unaudited condensed consolidated financial statements for specific debt information.

 At June 30, 2017, we had financial covenants in the UBS Revolver and the Term Loan. The ABSA Revolver which expired on June 14, 2017 had a financial maintenance covenant that applied to local operations only when drawn upon. We are currently in discussions with ABSA regarding potentially renewing the facility.

The Term Loan and the UBS Revolver are subject to an intercreditor agreement pursuant to which the lenders’ respective rights and interests in the security are set forth. We were in compliance with all our financial covenants as of and for three and six months ended June 30, 2017.

Cash Flows

The following table presents cash flow for the periods indicated:

	Six Months Ended June 30,
	2017	2016
	(Millions of U.S. dollars)
Net cash provided by operating activities	$137	$69
Net cash used in investing activities	(56)	(54)
Net cash used in financing activities	(31)	(58)
Effect of exchange rate changes on cash	5	2
Net increase (decrease) in cash and cash equivalents	$55	$(41)

Cash Flows provided by Operating Activities — Net cash provided by operating activities for the six months ended June 30, 2017 increased by $68 million compared to the same period in 2016 primarily due to higher cash earnings.

Cash Flows used in Investing Activities — Net cash used in investing activities for the six months ended June 30, 2017 increased by $2 million compared to the same period in 2016 due to higher capital expenditures and the benefit from asset sales.

Cash Flows used in Financing Activities — Net cash used in financing activities during the six months ended June 30, 2017 was attributable to dividends paid of $12 million and principal repayments on long-term debt of $8 million and $11 million of restricted stock and performance-based shares settled in cash for taxes. Net cash used in financing activities during the six months ended June 30, 2016 was attributable to dividends paid of $35 million and principal repayments on long-term debt of $23 million.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of June 30, 2017:

	Contractual Obligation Payments Due by Year (3)(4)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of U.S. dollars)
Long-term debt, net and lease financing (including interest) (1)	$3,681	$338	$1,748	$985	$610
Purchase obligations (2)	436	138	113	63	122
Operating leases	180	33	44	37	66
Asset retirement obligations	80	4	3	4	69
Total	$4,377	$513	$1,908	$1,089	$867

(1)	We calculated the Term Loan interest at a base rate of 1% plus a margin of 3.5%. See Note 11 of notes to unaudited condensed consolidated financial statements.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Millions of U.S. dollars)
Net income (loss) (U.S GAAP)	$5	$(50)	$(33)	$(144)
Interest and debt expense, net	46	46	92	92
Interest income	(1)	(1)	(2)	(2)
Income tax provision	3	10	5	22
Depreciation, depletion and amortization expense	62	60	123	115
EBITDA (non-U.S. GAAP)	115	65	185	83
Share based compensation (a)	8	5	22	10
Transaction costs (b)	9	—	20	—
Restructuring (income) expense (c)	—	(1)	—	1
Gain on extinguishment of debt (d)	—	—	—	(4)
Foreign currency remeasurement (e)	3	4	6	18
Other items (f)	5	(2)	8	3
Adjusted EBITDA (non-U.S. GAAP) (g)	$140	$71	$241	$111

(a)	Represents non-cash share-based compensation. See Note 17 of notes to unaudited condensed consolidated financial statements.

(b)
Represents transaction costs associated with the Cristal Transaction which were recorded in “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations.

(c)
Represents severance and other costs associated with the shutdown of our sodium chlorate plant, and other global restructuring efforts which was recorded in “Restructuring income (expense)” in the unaudited Condensed Consolidated Statements of Operations. See Note 2 of notes to unaudited condensed consolidated financial statements.

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

(f)
Includes noncash pension and postretirement costs, severance expense, insurance settlement gain and other items included in “Selling general and administrative expenses” and “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations.

(g)	No income tax impact given full valuation allowance except for South Africa related restructuring costs. See Notes 2 and 3 to unaudited condensed consolidated financial statements.

The following table reconciles income (loss) from operations, our comparable measure for segment reporting under U.S. GAAP, to Adjusted EBITDA by segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
TiO2 segment	$61	$7	$93	$(29)
Alkali segment	23	12	42	33
Corporate	(29)	(10)	(64)	(26)
Income (loss) from operations (U.S. GAAP)	55	9	71	(22)
TiO2 segment	44	43	88	83
Alkali segment	16	15	32	29
Corporate	2	2	3	3
Depreciation, depletion and amortization expense	62	60	123	115
TiO2 segment	18	7	27	25
Alkali segment	2	2	5	3
Corporate	3	(7)	15	(10)
Other	23	2	47	18
TiO2 segment	123	57	208	79
Alkali segment	41	29	79	65
Corporate	(24)	(15)	(46)	(33)
Adjusted EBITDA (non-U.S. GAAP)	$140	$71	$241	$111

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

Our mining operations in Wyoming are subject to several mine permits issued by the Land Quality Division of the Wyoming Department of Environmental Quality (“WDEQ”). WDEQ imposes detailed reclamation obligations on us as a holder of mine permits. WDEQ has required us to secure our obligations through posting commercial surety bonds. As of June 30, 2017, the amount secured under the surety bonds was approximately $80 million. The amount of the bonds is subject to change based upon periodic re-evaluation of our reclamation obligations by WDEQ.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market, credit, operational, and liquidity risks in the normal course of business, which are discussed below. We manage these risks through normal operating and financing activities and, when appropriate, through the use of derivative instruments. We do not invest in derivative instruments for speculative purposes, but historically have entered into, and may enter into derivative transactions for hedging purposes in order to reduce the exposure to fluctuations in interest rates, natural gas prices and exchange rates.

Market Risk

A substantial portion of our products and raw materials are commodities that reprice as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to vary with changes in the business cycle. Our TiO2 prices may do so in the near term as ore prices and pigment prices are expected to fluctuate over the next few years. Margins in our Alkali business could be affected if product prices change because our competitors add or reduce capacity or demand changes due to economic reasons. Alkali’s margins could be impacted as well by fluctuations in input costs (such as energy, labor and transportation) that are subject to similar supply and demand dynamics. We try to protect against such instability through various business strategies. These include provisions in sales contracts allowing us to pass on higher raw material costs through timely price increases and formula price contracts to transfer or share commodity price risk, as well as using varying contract term lengths and selling to a diverse mix of customers by geography and industry to reap the benefits of a diverse portfolio.

Credit Risk

Credit risk is the risk that a borrower or a counterparty will fail to meet their obligations. A significant portion of our liquidity is concentrated in trade accounts receivable that arise from sales of our products to customers. In the case of TiO2, the high level of industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. While our customer base is more diverse in the case of the Alkali segment, we have significant exposure to credit risk in industries that are affected by cyclical economic fluctuations, such as flat glass manufacturing and mining. We perform ongoing credit evaluations of our customers and use credit risk insurance policies from time to time, as deemed appropriate, to mitigate credit risk but generally do not require collateral. Our contracts typically enable us to tighten credit terms if we perceive additional credit risk and historic losses due to write offs of bad debt have been relatively low. In addition, due to our international operations in our TiO2 segment, we are subject to potential trade restrictions and sovereign risk in certain countries we operate in. Because the Alkali segment sells to ANSAC for resale to foreign buyers, we avoid the risks of credit exposure to individual international buyers and regions. We maintain allowances for potential credit losses based on specific customer review and current financial conditions. See Note 20 of notes to unaudited condensed consolidated financial statements for details of customer concentration by segment.

Interest Rate Risk

Interest rate risk arises from the possibility that changes in interest rates will impact our financial results. We are exposed to interest rate risk on our floating rate debt, the Term Loan and UBS Revolver balance. The Term Loan includes a LIBOR floor at 1%. As such, if LIBOR increases by more than 1% our borrowing rate will increase accordingly. Using a sensitivity analysis as of June 30, 2017, a hypothetical 1% increase in interest rates would result in a net increase to pre-tax loss of approximately $13 million on an annualized basis. This is due to the fact that earnings on our floating rate financial assets of $303 million at June 30, 2017 and the interest expense on our floating rate debt, our Term Loan and UBS Revolver balance, would each increase by the full 1%.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2017, our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has conducted an evaluation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Under the supervision of and with the participation of Tronox’s management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”), as of June 30, 2017, the end of the period covered by this report. Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date. Tronox’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Tronox in the reports that it files or submits under the Exchange Act is accumulated and communicated to Tronox’s management, including Tronox’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation of our internal controls over financial reporting was also performed to determine whether any changes have occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” included in our Annual Report on Form 10-K. The risks described herein or in the Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no changes from the risk factors disclosed under the heading “Risk Factors” in our Form 10-K and our Form 10-Q for the three months ended March 31, 2017, except as noted below.

Our South African operations may lose the benefit of the Black Economic Empowerment (“BEE”) status under South African legislation, resulting in the need to implement a remedial solution or introduce a new minority shareholder, which could negatively impact our South African operations.

BEE legislation was introduced into South Africa as a means to seek to redress the inequalities of the previous Apartheid system by requiring the inclusion of historically disadvantaged South Africans in the main-stream economy. Under BEE legislation, South African businesses are required to become “empowered”. South African mining companies are required to comply with a “sector charter” in order to be deemed “empowered”. The South African Mining Charter specifies certain requirements that all mining companies must satisfy, including a requirement that at least 26% of the shares in such companies are held by BEE “empowered” entities. Exxaro takes the position that it is a BEE “empowered” company under the so-called “once empowered always empowered” principle that emerges from the joint reading of the original Mining Charter (promulgated in 2004) and the amendment thereto promulgated in 2010.

Exxaro retains a 26% direct ownership interest in each of Tronox KZN Sands (Pty) Ltd and Tronox Mineral Sands (Pty) Ltd in order for these two entities to comply with the requirements of the Mineral and Petroleum Resources Development ACT (“MPRDA”) and the South African Mining Charter ownership requirements.

Pursuant to our Shareholders’ Agreement with Exxaro, Exxaro has agreed to maintain its direct ownership for a period of the shorter of the date on which the requirement to maintain a direct ownership stake in each of Tronox KZN Sands (Pty) Ltd and Tronox Mineral Sands (Pty) Ltd no longer applies or June 2022 (unless it transfers the direct ownership interests to another qualified buyer under the MPRDA and the Mining Charter). If either Tronox KZN Sands (Pty) Ltd or Tronox Mineral Sands (Pty) Ltd ceases to qualify under the Mining Charter, Tronox Limited and Exxaro have agreed to jointly seek a remedial solution. If Tronox Limited and Exxaro cannot successfully implement a solution and the reason for this failure is due to anything other than a change in law, then we may dispose of Exxaro’s shares in the non-qualifying company to another BEE compliant, qualifying purchaser. During any period of any non-qualification, our South African operations may be in violation of their mining or prospecting rights, as well as the requirements of the MPRDA and the South African Mining Charter, which could result in a suspension or revocation of the non-qualifying company’s mining and prospecting rights (after providing the non-compliant company with an opportunity to remedy the defect complained of) and could expose us to operating restrictions, lost business opportunities and delays in receiving further regulatory approvals for our South African operations and expansion activities. In addition, if Exxaro’s direct ownership in Tronox KZN Sands (Pty) Ltd and Tronox Mineral Sands (Pty) Ltd is sold to another purchaser, we could be required to share control of our South African operations with a minority shareholder, which may impact our operational and financial flexibility and could impact profitability, expansion opportunities and our results of operations.

There are two concurrent legal challenges in South Africa that could be material to us. First, the question of whether the “once empowered always empowered” principle applies in the mining industry in South Africa is subject to current litigation between the South Africa Chamber of Mines (an industry body that represents approximately 90% of the South African Mining Industry) and the South African Department of Mineral Resources. The “once empowered always empowered” principle asserts that a South African company that has had the requisite shareholding base  consisting of historically disadvantaged South Africans for a minimum period of ten years will always qualify as an “empowered” entity. In the mining sector, the requisite shareholding base is 26%. An adverse outcome in connection with such litigation could adversely affect our business, financial condition and results of operations.

Second, on June 15, 2017, the Department of Mineral Resources issued a substantially revised South African Mining Charter. The revised charter sets forth new requirements with regard to continuing ownership of mining rights by BEE entities, the form and percentage of that ownership by BEE entities, procurement from BEE compliant entities, race and gender ownership and employment quotas, and workers’ housing and living conditions. The new charter was immediately challenged by the Chamber of Mines. As a result of such legal challenge, the application of the new charter has been consensually suspended pending the conclusion of the legal process. We are uncertain as to whether the new charter will be ultimately implemented in its current form, but a new mining charter with stricter requirements similar to those described above could adversely affect our business, financial condition or results of operations.

The classification of TiO2 as a Category 2 Carcinogen in the European Union could result in more stringent regulatory control with respect to TiO2.

In May 2016, France’s competent authority under the EU’s Registration, Evaluation, Authorization and Restrictions of Chemicals (“REACH”) submitted a proposal to the European Chemicals Agency ("ECHA") that would classify TiO2 as carcinogenic in humans by inhalation. The Company together with other companies and trade associations representing the TiO2 industry and industries consuming our products, submitted comments opposing the classification, based on evidence from epidemiological and other scientific studies. On June 8, 2017, ECHA’s Committee for Risk Assessment (“RAC”) announced its preliminary conclusion that the evidence meets the criteria under the EU’s Classification, Labelling and Packaging Regulation (“CLP”) to classify TiO-2 as a Category 2 Carcinogen for humans by inhalation. The European Commission will evaluate the RAC formal recommendation in determining whether any regulatory measures should be taken. If the European Commission decides to adopt such a classification, it could require that many products manufactured with TiO2 be classified as containing carcinogenic materials, which could impact our business by inhibiting the marketing of products containing TiO2 to consumers, and subject our manufacturing operations to new regulations that could increase costs. Any classification, use restriction or authorized requirement for use imposed by the ECHA could have additional effects under other EU laws (e.g., those affecting medical and pharmaceutical applications, cosmetics, food packaging and food additives) and/or trigger heightened regulatory scrutiny in countries outside the EU based on health and safety grounds. It is also possible that heightened regulatory scrutiny would lead to claims by consumers or those involved in the production of such products alleging adverse health impacts.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Information regarding mine safety and other regulatory actions at our mine in Green River, Wyoming is included in Exhibit 95 to this Form 10-Q.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.

4.1
Fourth Amendment to Credit and Guaranty Agreement dated July 28, 2017, by and among, inter alia, Tronox Limited, Tronox Australia Holdings PTY Limited, Tronox Management PTY Limited, Tronox Holdings Cooperatief U.A., Tronox Pigments (Netherlands) B.V. and Goldman Sachs Bank USA. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Tronox Limited on August 7, 2017).

4.2
Consent to Amended and Restated Revolving Syndicated Facility Agreement dated July 28, 2017, by and among, inter alia, Tronox Limited, Tronox Australia Holdings PTY Limited, Tronox Management PTY Limited, Tronox Holdings Cooperatief U.A., Tronox Pigments (Netherlands) B.V. and UB AG, Stamford Branch (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Tronox Limited on August 7, 2017).

10.1
Stock Purchase Agreement, dated as of August 2, 2017, by and among Tronox Limited, Tronox US Holdings Inc., Tronox Alkali Corporation, and Genesis Energy, L.P. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Tronox Limited on August 2, 2017).

10.2
Interim CEO Agreement dated as of May 15, 2017 by and between Tronox LLC and Peter Johnston (incorporated by reference to Exhibit 10.1 of the Amended Current Report on Form 8-K/A filed by Tronox Limited on May 10, 2017).

10.3
First Amendment to Amended and Restated Employment Agreement dated as of May 15, 2017 by and between Tronox Limited, Tronox LLC and Thomas Casey (incorporated by reference to Exhibit 10.2 of the Amended Current Report on Form 8-K/A filed by Tronox Limited on May 10, 2017).

10.4
Retirement Agreement dated as of May 15, 2017 by and between Tronox Limited, Tronox LLC and Thomas Casey (incorporated by reference to Exhibit 10.3 of the Amended Current Report on Form 8-K/A filed by Tronox Limited on May 10, 2017).

31.1	Rule 13a-14(a) Certification of Peter Johnston.

31.2	Rule 13a-14(a) Certification of Timothy Carlson.

32.1	Section 1350 Certification for Peter Johnston.

32.2	Section 1350 Certification for Timothy Carlson.

95	Mine Safety Disclosures.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2017

TRONOX LIMITED (Registrant)

	By:	/s/ Timothy Carlson
	Name:	Timothy Carlson
	Title:	Senior Vice President and Chief Financial Officer