Form 10-Q
period 2017-09-30
Tronox Ltd
filed 2017-11-09
CIK 1530804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to ___________

1-35573
(Commission file number)

TRONOX LIMITED
(ACN 153 348 111)
(Exact Name of Registrant as Specified in its Charter) extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Western Australia, Australia	98-1026700
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

263 Tresser Boulevard, Suite 1100	Lot 22, Mason Road,
Stamford, Connecticut 06901	Kwinana Beach, WA, 6167
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

As of October 27, 2017, the Registrant had 91,052,581 Class A ordinary shares and 28,729,280 Class B ordinary shares outstanding.

Item 1.	Financial Statements (Unaudited)

TRONOX LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$435	$339	$1,234	$957
Cost of goods sold	329	291	971	877

Gross profit	106	48	263	80
Selling, general and administrative expenses	(55)	(47)	(186)	(135)
Restructuring income (expense)	—	(1)	1	(2)

Income (loss) from operations	51	—	78	(57)
Interest and debt expense, net	(47)	(46)	(140)	(138)
Gain (loss) on extinguishment of debt	(28)	—	(28)	4
Other income (expense), net	12	(10)	5	(22)

Income (loss) from continuing operations before income taxes	(12)	(56)	(85)	(213)
Income tax provision	(13)	(6)	(10)	(25)

Net income (loss) from continuing operations	(25)	(62)	(95)	(238)
Income (loss) from discontinued operations, net of tax (See Note 2)	(216)	23	(179)	55
Net income (loss)	(241)	(39)	(274)	(183)
Net income (loss) attributable to noncontrolling interest	6	(2)	11	(1)

Net income (loss) attributable to Tronox Limited	$(247)	$(37)	$(285)	$(182)

Net income (loss) per share, basic and diluted:
Continuing operations	$(0.26)	$(0.53)	$(0.89)	$(2.04)
Discontinued operations	(1.81)	0.20	(1.51)	0.47
Net income (loss) per share, basic and diluted	$(2.07)	$(0.33)	$(2.40)	$(1.57)

Weighted average shares outstanding, basic and diluted (in thousands)	119,405	116,219	118,908	116,108

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Millions of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(241)	$(39)	$(274)	$(183)
Other comprehensive income:
Foreign currency translation adjustments	(36)	69	22	122
Pension and postretirement plans:
Actuarial losses, (no tax impact; See Note 3)	—	(21)	—	(21)
Amortization of unrecognized actuarial losses, net of taxes of less than $1 million in each of the three and nine months ended September 30, 2017 and 2016	1	(1)	2	—
Impact of transfer of Alkali pension obligation upon sale (no tax impact)	5	—	5	—
Unrealized gains (losses) on derivative financial instruments (no tax impact; see Note 3)	—	(1)	(3)	1

Other comprehensive income (loss)	(30)	46	26	102

Total comprehensive income (loss)	(271)	7	(248)	(81)

Comprehensive income (loss) attributable to noncontrolling interest:
Net income (loss)	6	(2)	11	(1)
Foreign currency translation adjustments	(10)	18	3	31

Comprehensive income (loss) attributable to noncontrolling interest	(4)	16	14	30

Comprehensive income (loss) attributable to Tronox Limited	$(267)	$(9)	$(262)	$(111)

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$1,058	$248
Restricted cash	653	3
Accounts receivable, net of allowance for doubtful accounts	309	278
Inventories, net	459	499
Prepaid and other assets	44	28
Income taxes receivable	1	11
Total assets of discontinued operations	—	1,671
Total current assets	2,524	2,738
Noncurrent Assets
Property, plant and equipment, net	1,069	1,092
Mineral leaseholds, net	859	877
Intangible assets, net	203	223
Inventories, net	14	14
Other long-term assets	22	20
Total assets	$4,691	$4,964

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$155	$136
Accrued liabilities	131	150
Short-term debt	—	150
Long-term debt due within one year	11	16
Income taxes payable	2	1
Total liabilities of discontinued operations	—	111
Total current liabilities	299	564

Noncurrent Liabilities
Long-term debt, net	3,129	2,888
Pension and postretirement healthcare benefits	100	114
Asset retirement obligations	78	73
Long-term deferred tax liabilities	161	151
Other long-term liabilities	18	21
Total liabilities	3,785	3,811

Commitments and Contingencies
Shareholders’ Equity
Tronox Limited Class A ordinary shares, par value $0.01 — 68,767,566 shares issued and 68,591,094 shares outstanding at September 30, 2017 and 65,998,306 shares issued and 65,165,672 shares outstanding at December 31, 2016	1	1
Tronox Limited Class B ordinary shares, par value $0.01 — 51,154,280 shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Capital in excess of par value	1,542	1,524
Accumulated deficit	(321)	(19)
Accumulated other comprehensive loss	(474)	(497)
Total Tronox Limited shareholders’ equity	748	1,009
Noncontrolling interest	158	144

Total equity	906	1,153
Total liabilities and equity	$4,691	$4,964

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Millions of U.S. dollars)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(274)	$(183)
Income (loss) from discontinued operations, net of tax	(179)	55
Net income (loss) from continuing operations	$(95)	$(238)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities, continuing operations:
Depreciation, depletion and amortization	136	131
Deferred income taxes	8	(5)
Share-based compensation expense	26	18
Amortization of deferred debt issuance costs and discount on debt	9	8
Pension and postretirement healthcare benefit expense	2	—
(Gain) loss on extinguishment of debt	28	(4)
Other, net	22	35
Contributions to employee pension and postretirement plans	(18)	(15)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(29)	(3)
(Increase) decrease in inventories, net	48	94
(Increase) decrease in prepaid and other assets	(16)	(3)
Increase (decrease) in accounts payable and accrued liabilities	(27)	(33)
Increase (decrease) in taxes payable	—	28
Cash provided by operating activities, continuing operations	94	13

Cash Flows from Investing Activities:
Capital expenditures	(63)	(59)
Debt proceeds restricted for Cristal acquisition	(650)	—
Proceeds from the sale of business	1,325	—
Proceeds from the sale of assets	—	1
Cash provided by (used in) investing activities, continuing operations	612	(58)

Cash Flows from Financing Activities:
Repayments of long-term debt	(2,342)	(27)
Repayments of short-term debt	(150)	—
Proceeds from long-term debt	2,589	—
Debt issuance costs	(36)	—
Call premium paid	(14)	—
Proceeds from options and warrants	1	—
Dividends paid	(17)	(40)
Restricted stock and performance-based shares settled in cash for taxes	(11)	(1)
Cash provided by (used in) financing activities, continuing operations	20	(68)

Discontinued Operations:
Cash provided by operating activities	107	112
Cash used in investing activities	(25)	(29)
Cash used in financing activities	—	—
Net cash flows provided by discontinued operations	82	83

Effects of exchange rate changes on cash and cash equivalents	2	3

Net increase (decrease) in cash and cash equivalents	810	(27)
Cash and cash equivalents at beginning of period	248	229

Cash and cash equivalents at end of period, continuing operations	$1,058	$202

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(Millions of U.S. dollars)

	Tronox Limited Class A Ordinary Shares	Tronox Limited Class B Ordinary Shares	Capital in Excess of par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Tronox Limited Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at January 1, 2017	$1	$—	$1,524	$(19)	$(497)	$1,009	$144	$1,153
Net income (loss)	—	—	—	(285)	—	(285)	11	(274)
Other comprehensive income	—	—	—	—	23	23	3	26
Share-based compensation	—	—	28	—	—	28	—	28
Shares cancelled	—	—	(11)	—	—	(11)	—	(11)
Shares and warrants exercised	—	—	1	—		1		1
Class A and Class B share dividends	—	—	—	(17)	—	(17)	—	(17)

Balance at September 30, 2017	$1	—	1,542	(321)	(474)	748	158	906

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Millions of U.S. dollars, except share, per share and metric tons data or unless otherwise noted)

1.	The Company

Tronox Limited and its subsidiaries (collectively referred to as “Tronox Limited,” “we,” “us,” or “our”) is a public limited company registered under the laws of the State of Western Australia. We are a global leader with operations in North America, Europe, South Africa and the Asia-Pacific region in the production and marketing of titanium bearing mineral sands and titanium dioxide (“TiO2”) pigment. We classify our operations into one reporting segment: TiO2: consisting of products that are critical components of everyday applications such as paint and other coatings, plastics, paper and other uses and our related mineral sands product streams include titanium feedstock, zircon and pig iron.

On February 21, 2017, Tronox Limited, The National Titanium Dioxide Company Ltd., a limited company organized under the laws of the Kingdom of Saudi Arabia (“Cristal”), and Cristal Inorganic Chemicals Netherlands Coöperatief W.A., a cooperative organized under the laws of the Netherlands and a wholly owned subsidiary of Cristal (“Seller”), entered into a Transaction Agreement (the “Transaction Agreement”), pursuant to which we agreed to acquire Cristal’s titanium dioxide business for $1.673 billion in cash, subject to a working capital adjustment at closing (the “Cash Consideration”), plus 37,580,000 Class A ordinary shares (“Class A Shares”), par value $0.01 per share, of Tronox Limited (the “Cristal Transaction”). Following the closing of the Cristal Transaction, the Seller will own approximately 24% of the outstanding ordinary shares (including both Class A and Class B) of Tronox Limited. The Cristal Transaction is conditioned on us obtaining financing sufficient to fund the Cash Consideration, and the Transaction Agreement provides that we must pay to Cristal a termination fee of $100 million if all conditions to closing, other than the financing condition, have been satisfied and the Transaction Agreement is terminated because closing of the Cristal Transaction has not occurred by May 21, 2018. As a result of the refinancing (See Note 11 - Debt), we expect to finance the Cristal Transaction with our cash on hand inclusive of restricted cash and liquidity from our asset-based syndicated revolving credit facility. The Cristal Transaction is also conditioned upon the receipt of various regulatory approvals, including antitrust clearance in numerous jurisdictions. On April 13, 2017, the United States Federal Trade Commission (“FTC”) issued a request for additional information (“Second Request”) to us and Cristal in connection with its filing under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and Tronox has substantially complied with the Second Request. The Cristal Transaction, which has been unanimously approved by our board of directors (the “Board”), is expected to close by the first quarter of 2018, subject to regulatory approvals and satisfaction of customary closing conditions. On October 2, 2017, at a special meeting of shareholders of the Company held pursuant to the Transaction Agreement, the Company’s shareholders approved a resolution to issue 37,580,000 Class A Shares to the Seller in connection with the acquisition of Cristal’s TiO2 business, and the resulting acquisition of interests in such Class A Shares by the Seller and certain other persons and entities, at the closing of such acquisition.

On September 1, 2017, we completed the previously announced sale of our wholly owned subsidiary Tronox Alkali Corporation (“Alkali”) to Genesis Energy, L.P. for proceeds of $1.325 billion in cash, subject to a customary post-closing working capital adjustment (the “Sale”). We have agreed unconditionally to guarantee the indemnification and performance of the obligations of Tronox U.S. Holdings Inc. (“Tronox Holdings”), a subsidiary of Tronox Limited, under the stock purchase agreement (“Purchase Agreement”). Both Tronox Holdings and Genesis Energy, L.P. have agreed, following the closing, to indemnify the other party for losses arising from certain breaches of the Purchase Agreement and for certain other liabilities, subject to certain limitations.

During the three months ended September 30, 2017, we recognized a pre-tax loss of $233 million on the Alkali disposal.  For all periods presented, sales, costs and expenses and income taxes attributable to Alkali together with the loss on disposal have been aggregated in a single caption entitled “Income (loss) from discontinued operations, net of tax” in our Condensed Consolidated Statement of Operations. Included in the calculation of the loss noted above, were approximately $21 million of transaction fees related to the sale of Alkali. For cash flow presentation purposes, these transaction costs are included in “Cash provided by operating activities, continuing operations” on the Condensed Consolidated Statements of Cash Flows. See Note 2 – Discontinued Operations for additional information.

In 2012, our Class B ordinary shares (“Class B Shares”) were issued to Exxaro Resources Limited (“Exxaro”) and one of its subsidiaries in consideration for 74% of Exxaro’s South African mineral sands business. Exxaro has agreed not to acquire any voting shares of Tronox Limited if, following such acquisition, Exxaro will have a voting interest in Tronox Limited of 50% or more unless Exxaro brings any proposal to make such an acquisition to the Board on a confidential basis. In the event an agreement regarding the proposal is not reached, Exxaro is permitted to make a takeover offer for all the shares of Tronox Limited not held by affiliates of Exxaro, subject to certain non-waivable conditions. At September 30, 2017 and December 31, 2016, Exxaro held approximately 43% and 44%, respectively, of the voting securities of Tronox Limited. See Note 18 for additional information regarding Exxaro transactions. On March 8, 2017, Exxaro announced its intention to begin pursuing a path to monetize its ownership stake in Tronox over time. On October 10, 2017, Exxaro sold 22,425,000 Class A ordinary shares in an underwritten registered offering (the “Exxaro Share Transaction”). Subsequent to the Exxaro Shares Transaction, Exxaro held approximately 24% of the Company’s voting securities. Presently, Exxaro intends to sell the remainder of its Tronox shares in a staged process over time pursuant to the existing registration statement, subject to market conditions. Exxaro’s sale of Class A ordinary shares does not impact their 26% ownership interest in each of our Tronox KZN Sands (Pty) Ltd. and Tronox Mineral Sands (Pty) Ltd subsidiaries.

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

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, considered necessary for a fair statement. Our unaudited condensed consolidated financial statements include the accounts of all majority-owned subsidiary companies. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the manner and presentation in the current period. As a result of the Alkali disposition, the results of Alkali have been reclassified as discontinued operations for all periods presented. See Note 2 – Discontinued Operations for additional information.

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

The effects on our unaudited condensed consolidated financial statements are as follows:

Unaudited Condensed Consolidated Statement of Operations

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	As Reported (1)	Adjustment	Revised	As Reported (1)	Adjustment	Revised

Net sales	$339	$—	$339	$957	$—	$957
Cost of goods sold	290	1	291	877	—	877
Gross profit	49	(1)	48	80	—	80
Selling, general and administrative expenses	(47)	—	(47)	(131)	(4)	(135)
Income (loss) from operations	1	(1)	—	(53)	(4)	(57)
Other income (expense), net	(13)	3	(10)	(22)	—	(22)
Income (loss) from continuing operations before income taxes	(58)	2	(56)	(209)	(4)	(213)
Net income (loss) from continuing operations	(64)	2	(62)	(235)	(3)	(238)
Income (loss) from discontinued operations, net of tax	22	1	23	53	2	55
Net loss attributable to Tronox Limited	(40)	3	(37)	(181)	(1)	(182)
Net income (loss) per share from continuing operations, basic and diluted	(0.54)	0.01	(0.53)	(2.02)	(0.02)	(2.04)
Net income (loss) per share from discontinued operations, basic and diluted	0.19	0.01	0.20	0.46	0.01	0.47

Weighted average shares outstanding, basic and diluted (in thousands)	116,219	116,219	116,219	116,108	116,108	116,108

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	As Reported	Adjustment	Revised	As Reported	Adjustment	Revised

Net loss	$(42)	$3	$(39)	$(182)	$(1)	$(183)
Total comprehensive income ( loss)	4	3	7	(80)	(1)	(81)
Comprehensive loss attributable to Tronox Limited	(12)	3	(9)	(110)	(1)	(111)

Unaudited Condensed Consolidated Balance Sheet

	December 31, 2016
	As Reported (1)	Adjustment	Revised
Current assets of continuing operations	$1,067	$—	$1,067
Total assets of discontinued operations	1,668	3	1,671
Total current assets	2,735	3	2,738
Total assets	4,961	3	4,964
Accrued liabilities	138	11	149
Current liabilities of continuing operations	443	10	453
Total liabilities of discontinued operations	110	1	111
Total current liabilities	553	11	564
Total liabilities	3,800	11	3,811
Accumulated deficit	(13)	(6)	(19)
Accumulated other comprehensive loss	(495)	(2)	(497)
Total Tronox Limited shareholders’ equity	1,017	(8)	1,009
Total equity	1,161	(8)	1,153
Total liabilities and equity	4,961	3	4,964

(1)	Amounts reflect the results of Alkali as discontinued operations.

Unaudited Condensed Consolidated Statement of Cash Flows

There was no net impact to operating, investing and financing cash flows from the revisions for continuing operations for the nine months ended September 30, 2016.

Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends ASC Topic 718, Compensation – Stock Compensation. ASU 2016-09 simplifies various aspects related to how share-based payments are accounted for and presented in the financial statements including income taxes and forfeitures of awards. We adopted ASU 2016-09 during the first quarter of 2017. Its adoption did not have a material impact on our unaudited condensed consolidated financial statements.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), which will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. ASU 2017-12 is effective for annual periods beginning on or after December 15, 2018, including interim periods within those periods. Early adoption is permitted which we are considering. We do not expect the adoption of ASU 2017-12 to have a material impact on our consolidated financial statements.

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

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”) which amends the requirements in ASC 715, Compensation — Retirement Benefits, which requires employers that sponsor defined benefit pension and/or other postretirement plans to aggregate the various components of net periodic benefit cost for presentation purposes but does not prescribe where they should be presented in the income statement. ASU 2017-07 requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from service rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. Employers will have to disclose the line item(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted as of the beginning of an annual period for which an entity’s financial statements (interim or annual) have not been issued. ASU 2017-07 requires the presentation of the components of net periodic benefit cost in the income statement retrospectively while the guidance limiting the capitalization of net periodic benefit cost in assets to the service component will be applied prospectively. We do not expect the adoption of ASU 2017-07 to have a material impact on our consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires that the reconciliation of the beginning-of-period and end-of period amounts shown in the statement of cash flows include restricted cash and restricted cash equivalents. ASU 2016-18 does not define restricted cash or restricted cash equivalents, but an entity will need to disclose the nature of the restrictions. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The guidance should be applied retrospectively to all periods presented. The adoption of ASU 2016-18 will require us to include and reconcile the amount of “Restricted cash”, together with “Cash and cash equivalents”, for cash flow purposes for all periods presented commencing with the three months ending March 31, 2018.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires several new disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted, and may be applied either retrospectively or on a modified retrospective basis. Subsequent to the issuance of the May 2014 guidance, several clarifications and updates have been issued on this topic, the most recent of which was issued in May 2017. We are executing our implementation plan for adopting ASU 2014-09 and are currently operating in line with that plan. We have completed phase 1 of our contract evaluation process and are continuing to review additional contracts while currently validating the results of applying the new revenue guidance. We have also started documenting our accounting policies and evaluating the new disclosure requirements and we expect to complete the evaluation of the impact of the accounting and disclosure requirements on our business processes, controls and systems in the fourth quarter of 2017. We are evaluating the impact that ASU 2014-09 will have on our consolidated financial statements and will adopt the new standard using the modified retrospective approach effective January 1, 2018.

2.	Discontinued Operations

Concurrent with the announcement of the Cristal Transaction, we expressed intent to begin a process to market our Alkali soda ash business which met the criteria as held for sale in the third quarter and was sold on September 1, 2017. The sale of Alkali is an important step in positioning us as a global leader in the titanium dioxide (TiO2) industry. The proceeds will be used to fund a portion of the cash consideration for the Cristal acquisition and a portion was also used in the refinancing of our debt. See Notes 1 and 11. The criteria for presentation of Alkali as a discontinued operation in accordance with Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity was met in the third quarter of 2017.  This disposal is considered a strategic shift that has and will have a major effect on the Company’s operations and financial results; therefore, the results of Alkali have been classified as discontinued operations for all periods presented.  Alkali assets as of December 31, 2016 have been segregated from continuing operations and presented as current assets or current liabilities from discontinued operations.

Alkali, which was previously one of our two operating and reportable segments, included certain allocated corporate costs which have been reallocated to Corporate. The amount of allocated corporate costs was $1 million and $3 million, respectively, for each of the three and nine months ended September 30, 2017 and 2016.  After the sale, we now operate in a single operating and reportable segment, TiO2.

The following table presents the major classes of Alkali’s line items constituting the “Income (loss) from discontinued operations, net of tax” in our Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$129	$194	$521	$590
Cost of goods sold	113	163	448	511
Selling, general and administrative expenses	(6)	(7)	(18)	(20)
Income before income taxes	10	24	55	59
Income tax benefit (provision)	7	(1)	(1)	(4)
Loss on sale of discontinued operations, no tax impact	(233)	—	(233)	—
Income (loss) from discontinued operations	$(216)	$23	$(179)	$55

The following table is a summary of the carrying amounts of Alkali’s assets and liabilities included as “Total assets of discontinued operations” and “Total liabilities of discontinued operations” of December 31, 2016:

December 31, 2016
Assets
Current Assets
Accounts receivable, net of allowance for doubtful accounts	$146
Inventories, net	33
All other current assets	21
Total current assets of discontinued operations	200
Noncurrent Assets
Property, plant and equipment	739
Mineral leaseholds, net	730
Other long-term assets	2
Total assets of discontinued operations	$1,671

Liabilities
Current Liabilities
Accounts payable	$44
Accrued liabilities	36
All other current liabilities	11
Total current liabilities of discontinued operations	91
All other long-term liabilities	20
Total liabilities of discontinued operations	$111

3.	Income Taxes

Our operations are conducted through our various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income tax provision	$(13)	$(6)	$(10)	$(25)
Income (loss) from continuing operations before income taxes	$(12)	$(56)	$(85)	$(213)
Effective tax rate	(108)%	(11)%	(12)%	(12)%

During the fourth quarter of 2016, we implemented various steps of an internal corporate restructuring plan to simplify our corporate, finance and legal structure and thereby improve operational, administrative, and commercial synergies (the “Corporate Reorganization”). As a result of this Corporate Reorganization, we reduced our cross jurisdictional financing arrangements during 2016; therefore, the three and nine months period ended September 30, 2017 is not impacted by withholding tax accruals on interest income. In connection with the Corporate Reorganization during the three months period ended March 31, 2017, Tronox Limited became managed and controlled in the United Kingdom (“U.K”), with no additional impacts to the consolidated provision for income taxes due to the valuation allowances in various jurisdictions.

During the nine months ended September 30, 2017, Tronox Limited, the public parent which is registered under the laws of the State of Western Australia, became managed and controlled in the U.K. The statutory tax rate in the U.K. at September 30, 2017 was 19%. During 2016, Tronox Limited was managed and controlled in Australia which has a statutory tax rate of 30%.

During the three months ended September 30, 2017 we sold the Alkali segment of our operations.  The Alkali results are now shown as discontinued operations and are not included in the tabular results above.  The effective tax rate for the three months ended September 30, 2017 differs from both the three months ended September 30, 2016, and the nine months ended September 30, 2017 primarily due to the discrete results of reporting the effects of this sale.

Additionally, the effective tax rate for the three and nine months ended September 30, 2017 differs from the U.K. statutory rate of 19% primarily due to valuation allowances, income in foreign jurisdictions taxed at rates different than 19%. The effective tax rate for the three and nine months ended September 30, 2016 differs from the Australian statutory rate of 30% primarily due to valuation allowances and income in foreign jurisdictions taxed at rates lower than 30%, and withholding tax accruals on interest income. The income tax provision for the three and nine months ended September 30, 2017 differs from the income tax provision for the three and nine months ended September 30, 2016 due to withholding tax accruals on interest income which we made during 2016.

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

We continue to maintain full valuation allowances related to the total net deferred tax assets in Australia, the Netherlands, and the U.S., as we cannot objectively assert that these deferred tax assets are more likely than not to be realized. Future provisions for income taxes will include no tax benefits with respect to losses incurred and tax expense only to the extent of current state tax payments until the valuation allowances are eliminated. Additionally, we have valuation allowances against specific tax assets in South Africa, and during the nine month period ended September 30, 2017 we established a valuation allowance of $7 million against deferred tax assets in the U.K. which we do not currently expect to utilize.

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

4.	Income (Loss) Per Share

The computation of basic and diluted income (loss) per share for the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator – Basic and Diluted:
Net income (loss) from continuing operations	$(25)	$(62)	$(95)	$(238)
Less: Net income (loss) from continuing operations attributable to noncontrolling interest	6	(2)	11	(1)
Undistributed net income (loss) from continuing operations attributable to Tronox Limited	(31)	(60)	(106)	(237)
Percentage allocated to ordinary shares (1)	100%	100%	100%	100%
Net income (loss) from continuing operations available to ordinary shares	(31)	(60)	(106)	(237)
Net income (loss) from discontinued operations available to ordinary shares	(216)	23	(179)	55
Net income (loss) available to ordinary shares	$(247)	$(37)	$(285)	$(182)
Denominator – Basic and Diluted:

Weighted-average ordinary shares, basic and diluted (in thousands)	119,405	116,219	118,908	116,108

Net income (loss) per Ordinary Share (2):
Basic and diluted net income (loss) from continuing operations per ordinary share	$(0.26)	$(0.53)	$(0.89)	$(2.04)
Basic and diluted net income (loss) from discontinued operations per ordinary share	(1.81)	0.20	(1.51)	0.47
Basic and diluted net income (loss) per ordinary share	$(2.07)	$(0.33)	$(2.40)	$(1.57)

(1)
Our participating securities do not have a contractual obligation to share in losses; therefore, when we have a net loss, none of the loss is allocated to participating securities.  Consequently, for the three and nine months ended September 30, 2017 and 2016, the two-class method did not have an effect on our net loss per ordinary share calculation, and as such, dividends paid during the year did not impact this calculation.

(2)	Loss per ordinary share amounts were calculated from exact, not rounded, loss and share information.

In computing diluted net income (loss) per share under the two-class method, we considered potentially dilutive shares. Anti-dilutive shares not recognized in the diluted net loss per share calculation for the nine months ended September 30, 2017 and 2016 were as follows:

	September 30, 2017		September 30, 2016
	Shares	Average Exercise Price	Shares	Average Exercise Price
Options	1,827,354	$21.21	1,997,437	$21.20
Series A Warrants (1)	960,371	$8.51	1,440,652	$8.51
Series B Warrants (1)	1,009,283	$9.37	1,953,250	$9.37
Restricted share units	5,548,071	$11.22	5,566,589	$7.18

(1)
Series A Warrants were converted into Class A ordinary shares at September 30, 2017 and 2016 using a rate of 6.02.  Series B Warrants were converted into Class A ordinary shares at September 30, 2017 and 2016 using a rate of 6.03.

5.	Accounts Receivable, Net of Allowance for Doubtful Accounts

Accounts receivable, net of allowance for doubtful accounts, consisted of the following:

	September 30, 2017	December 31, 2016
Trade receivables	$298	$271
Other	12	8
Subtotal	310	279
Allowance for doubtful accounts	(1)	(1)
Accounts receivable, net of allowance for doubtful accounts	$309	$278

6.	Inventories, Net

Inventories, net consisted of the following:

	September 30, 2017	December 31, 2016
Raw materials	$161	$191
Work-in-process	30	35
Finished goods, net	184	190
Materials and supplies, net (1)	98	97
Total	473	513
Less: Inventories, net – non-current	(14)	(14)
Inventories, net - current	$459	$499

(1)	Consists of processing chemicals, maintenance supplies, and spare parts, which will be consumed directly and indirectly in the production of our products.

Finished goods include inventory on consignment of $29 million and $24 million at September 30, 2017 and December 31, 2016, respectively. At September 30, 2017 and December 31, 2016, inventory obsolescence reserves primarily for materials and supplies were $15 and $17 million, respectively. At September 30, 2017 and December 31, 2016, reserves for lower of cost or market were $17 million and $26 million, respectively.

7.	Property, Plant and Equipment, Net

Property, plant and equipment, net of accumulated depreciation, consisted of the following:

	September 30, 2017	December 31, 2016
Land and land improvements	$94	$94
Buildings	244	237
Machinery and equipment	1,316	1,275
Construction-in-progress	103	82
Other	40	38
Subtotal	1,797	1,726
Less accumulated depreciation and amortization	(728)	(634)
Property, plant and equipment, net (1)	$1,069	$1,092

(1)	Substantially all of these assets are pledged as collateral for our debt. See Note 11.

Depreciation expense related to property, plant and equipment during the three months ended September 30, 2017 and 2016 was $31 million and $30 million, respectively, of which $30 million and $29 million, respectively, was recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations and $1 million each was recorded in “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations. Depreciation expense related to property, plant and equipment during the nine months ended September 30, 2017 and 2016 was $93 million and $86 million, respectively, of which $91 million and $84 million, respectively, was recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations and $2 million each was recorded in “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations.

8.	Mineral Leaseholds, Net

Mineral leaseholds, net of accumulated depletion, consisted of the following:

	September 30, 2017	December 31, 2016
Mineral leaseholds	$1,263	$1,257
Less: accumulated depletion	(404)	(380)
Mineral leaseholds, net	$859	$877

Depletion expense relating to mineral leaseholds recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations was $8 million during each of the three months ended September 30, 2017 and 2016 and $24 million and $26 million, respectively, during the nine months ended September 30, 2017 and 2016.

9.	Intangible Assets, Net

Intangible assets, net of accumulated amortization, consisted of the following:

	September 30, 2017			December 31, 2016
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$291	$(129)	$162	$291	$(115)	$176
TiO2 technology	32	(11)	21	32	(9)	23
Internal-use software	44	(24)	20	45	(21)	24
Intangible assets, net	$367	$(164)	$203	$368	$(145)	$223

Amortization expense related to intangible assets during each of the three months ended September 30, 2017 and 2016 was $6 million of which less than $1 million each was recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations and $6 million each was recorded in “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations. Amortization expense related to intangible assets during each of the nine months ended September 30, 2017 and 2016 was $19 million of which $1 million each was recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations and $18 million each was recorded in “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations. Estimated future amortization expense related to intangible assets is $6 million for the remainder of 2017, $25 million each for 2018 through 2021, and $97 million thereafter.

10.	Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2017	December 31, 2016
Employee-related costs and benefits	$63	$61
Interest	5	35
Sales rebates	19	20
Taxes other than income taxes	11	9
Professional fees and other	33	25
Accrued liabilities	$131	$150

11.	Debt

Debt Refinancing

On September 22, 2017, we completed our offering of our Senior Notes due 2025 for an aggregate principal amount of $450 million, the net proceeds of which, together with borrowings under our $2.150 billion New Term Loan Facility and proceeds from the Alkali sale, funded the redemption of the remaining outstanding balance of our Senior Notes due 2020 and repayment in full of the remaining outstanding balance of our $1.5 billion Prior Term Loan. In addition, we paid off our UBS Revolver and entered into a new asset-based revolving syndicated facility with Wells Fargo (all defined below).

The refinancing of our Senior Notes due 2020 was considered a debt extinguishment in accordance with ASC 470, Debt (“ASC 470”).  However, for refinancing of both the UBS Revolver and the New Term Loan Facility, a portion of each of these refinancing arrangements were considered modifications and a portion considered extinguishments in accordance with the requirements of ASC 470 as some of the original lenders in the original syndications were part of the new lender base.

Short-term Debt

During the third quarter of 2017, we repaid the $150 million outstanding balance under the global senior secured asset-based syndicated revolving credit facility with UBS AG (the “UBS Revolver”). Concurrent with entering into the Wells Fargo Revolver, described below, the UBS Revolver was terminated. Unamortized original debt issuance costs of $1 million relating to the UBS Revolver were included in “Gain (loss) on extinguishment of debt” in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017. The remaining unamortized balance of original debt issuance costs of $2 million relating to the UBS Revolver will be amortized over the life of the Wells Fargo Revolver.

Wells Fargo Revolver

On September 22, 2017, we entered into a new global senior secured asset-based syndicated revolving credit facility with the lenders party thereto and Wells Fargo Bank, N.A. as administrative agent (the “Wells Fargo Revolver”). The Wells Fargo Revolver provides us with up to $550 million of revolving credit loans, with an $85 million sublimit for letters of credit, and has a maturity date of September 22, 2022.  Our availability of revolving credit loans and letters of credit is subject to a borrowing base. Borrowings bear interest at our option, at either an adjusted London Interbank Offered Rate (“LIBOR”) plus an applicable margin that ranges from 1.25% to 1.75%, or a base rate, which is defined to mean the greatest of (a) the administrative agent’s prime rate, (b) the Federal funds effective rate plus 0.50% and (c) the adjusted LIBOR for a one-month period plus 1.00%, plus an applicable margin that ranges from 0.25% to 0.75%, in each case, based on the average daily borrowing availability. At September 30, 2017, there was no outstanding revolving credit loans under the Wells Fargo Revolver, except for $19 million of issued and undrawn letters of credit under the Wells Fargo Revolver. Debt issuance costs associated with the Wells Fargo Revolver of $6 million ($2 million remaining from the UBS Revolver and $4 million incurred for the Wells Fargo Revolver) were included in “Other long-term assets” in the Condensed Consolidated Balance Sheets at September 30, 2017 and will be amortized over the life of the Wells Fargo Revolver.

Long-term debt, net of an unamortized discount and debt issuance costs, consisted of the following:

	Original Principal	Annual Interest Rate	Maturity Date	September 30, 2017	December 31, 2016
Prior Term Loan, net of unamortized discount (1)	$1,500	Variable	3/20/2020	$—	$1,441
New Term Loan Facility, net of unamortized discount (2)	$2,150	Variable	9/22/2024	$2,136	$—
Senior Notes due 2020	900	6.375%	8/15/2020	—	896
Senior Notes due 2022	600	7.50%	3/15/2022	584	584
Senior Notes due 2025	450	5.75%	9/22/2025	450	—
Lease financing				17	19
Long-term debt				3,187	2,940
Less: Long-term debt due within one year				(11)	(16)
Debt issuance costs				(47)	(36)
Long-term debt, net				$3,129	$2,888

(1)	Average effective interest rate of 5.2% and 5.1% during the three and nine months ended September 30, 2017, respectively, and 4.9% each during the three and nine months ended September 30, 2016.
(2)	Average effective interest rate of 4.5% during each of the three and nine months ended September 30, 2017.

At September 30, 2017, the scheduled maturities of our long-term debt were as follows:

Total Borrowings
2017	$—
2018	17
2019	22
2020	22
2021	22
Thereafter	3,118
Total	3,201
Remaining accretion associated with the New Term Loans	(14)
Total borrowings	$3,187

Prior Term Loan

On April 23, 2014, we, along with our wholly owned subsidiary, Tronox Pigments (Netherlands) B.V., and certain named guarantor subsidiaries, entered into a Third Amended and Restated Credit and Guaranty Agreement (the “Third Agreement”) with the lenders party thereto and Goldman Sachs Bank USA, as administrative agent. Pursuant to the Third Agreement, we obtained a $1.5 billion senior secured term loan (the “Prior Term Loan”) with a maturity date of March 19, 2020. As mentioned above, on September 22, 2017, we repaid the remaining $1.4 billion outstanding balance of the $1.5 billion Prior Term Loan and entered into the New Term Loan Facility described below. Unamortized original debt discount and issuance costs of $1 million relating to the Prior Term Loan were included in “Gain (loss) on extinguishment of debt” in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017. The remaining balance of unamortized original debt discount and issuance costs of $16 million relating to the Prior Term Loan will continue to be amortized over the life of the New Term Loan Facility.

New Term Loan Facility

On September 22, 2017, we entered into a new senior secured first lien term loan facility (the “New Term Loan Facility”) with the lenders party thereto and Bank of America, N.A., as administrative agent, with a maturity date of September 22, 2024. The New Term Loan Facility consists of (i) a U.S. dollar term facility in an aggregate principal amount of $1.5 billion (the “New Term Loans”) with our subsidiary, Tronox Finance LLC (“Tronox Finance”) as the borrower and (ii) a U.S. dollar term facility in an aggregate principal amount of $650 million (the “Blocked Term Loan”)  with our unrestricted subsidiary, Tronox Blocked Borrower LLC (the “Blocked Borrower”) as the borrower, which Blocked Term Loan was funded into a blocked account.  Upon consummation of the Cristal acquisition, the Blocked Borrower will merge with and into Tronox Finance, and the Blocked Term Loan will become available to Tronox Finance. If the Cristal Acquisition is terminated, the Blocked Term Loan will be repaid to the lenders of such Blocked Term Loan. The proceeds from the Blocked Term Loan were included in “Restricted cash” in the Condensed Consolidated Balance Sheets at September 30, 2017. The term loans under the New Term Loan Facility bear interest at the “Applicable Rate” defined by reference to a grid pricing matrix that relates to our first lien net leverage ratio. Based upon our first lien net leverage ratio, the Applicable Rate under the New Term Loan Facility as of September 30, 2017 was 300 basis points plus LIBOR. The New Term Loan Facility was issued net of an original issue discount of $11 million. Debt issuance costs of $4 million relating to the New Term Loans were included in “Gain (loss) on extinguishment of debt” in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017. Debt issuance costs of $30 million associated with the New Term Loan Facility ($13 million remaining from the Prior Term Loan and $17 million incurred for the New Term Loan Facility) were recorded as a direct reduction of the carrying value of the long-term debt as described below and will be amortized over the life of the New Term Loan Facility.

Senior Notes due 2020

On September 25, 2017, we redeemed (the “Redemption”) the $896 million outstanding balance of our $900 million aggregate principal, 6.375% senior notes due 2020 issued by Tronox Finance (the “Senior Notes due 2020”). The total cash payment made in connection with the Redemption was approximately $917 million, and included accrued interest of $7 million and a call premium of $14 million (the “Call Premium”) included in “Gain (loss) on extinguishment of debt” in the unaudited Condensed Consolidated Statements of Operations. During the nine months ended September 30, 2016, we repurchased $4 million of face value of the Senior Notes due 2020 at a price of 77% of par, resulting in a net gain of approximately $1 million which was included in “Gain (loss) on extinguishment of debt” in the unaudited Condensed Consolidated Statements of Operations. The Senior Notes due 2020 were fully and unconditionally guaranteed on a senior and unsecured basis by us and certain of our subsidiaries. As a result of the Redemption, we are no longer required to present guarantor condensed consolidating financial statements starting with this Form 10-Q for the period ended September 30, 2017. In connection with the Redemption, we recorded a loss on extinguishment of debt of $22 million included in “Gain (loss) on extinguishment of debt”, of which $8 million related to unamortized debt issuance costs and $14 million related to the Call Premium.

Senior Notes due 2022

We have $600 million aggregate principal amount, 7.50% Senior Notes due 2022 (the “Senior Notes due 2022”) which notes were issued pursuant to an indenture dated March 19, 2015 (the “2022 Indenture”). The Senior Notes due 2022 have not been registered under the Securities Act, and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements. There were no repayments during the three and nine months ended September 30, 2017. During the nine months ended September 30, 2016, we repurchased $16 million of face value of notes at a weighted average price of 76% of par, resulting in a net gain of approximately $3 million which was included in “Gain (loss) on extinguishment of debt” in the unaudited Condensed Consolidated Statements of Operations.

The Indenture and the Senior Notes due 2022 provide, among other things, that the Senior Notes due 2022 are senior unsecured obligations of Tronox Finance and are guaranteed on a senior and unsecured basis by us and certain of our other subsidiaries. Interest is payable on March 15 and September 15 of each year until their maturity date of March 15, 2022. The terms of the 2022 Indenture, among other things, limit, in certain circumstances, the ability of us to: incur certain additional indebtedness and issue preferred stock; make certain dividends, distributions, investments and other restricted payments; sell certain assets; incur liens; agree to any restrictions on the ability of certain subsidiaries to make payments to us; consolidate or merge with or into, or sell substantially all of our assets to, another person; enter into transactions with affiliates; and enter into new lines of business. At September 30, 2017 and December 31, 2016, debt issuance costs related to the Senior Notes due 2022 of $8 million and $10 million, respectively, were recorded as a direct reduction of the carrying value of the long-term debt as described below.

Senior Notes due 2025

On September 22, 2017, our wholly-owned subsidiary Tronox Finance plc, issued 5.75% senior notes due 2025 for an aggregate principal amount of $450 million (the “Senior Notes due 2025”), which notes were issued under an indenture dated September 22, 2017 (the “2025 Indenture”). The 2025 Indenture and the Senior Notes due 2025 provide, among other things, that the Senior Notes due 2025 are senior unsecured obligations of Tronox Finance plc and are guaranteed on a senior and unsecured basis by us and certain of our other subsidiaries. The Senior Notes due 2025 have not been registered under the Securities Act, and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements. Interest is payable on April 1 and October 1 of each year beginning on April 1, 2018 until their maturity date of October 1, 2025. The terms of the 2025 Indenture, among other things, limit, in certain circumstances, the ability of us and certain of our subsidiaries to: incur secured indebtedness, engage in certain sale-leaseback transactions and merge, consolidate or sell substantially all of our assets. The terms of the 2025 Indenture also include certain limitations on our non-guarantor subsidiaries incurring indebtedness. Debt issuance costs of $9 million relating to the Senior Notes due 2025 were recorded as a direct reduction of the carrying value of the long-term debt as described below and will be amortized over the life of the Senior Notes due 2025.

Liquidity and Capital Resources

As of September 30, 2017, we had $238 million available under the $550 million Wells Fargo Revolver and $1.1 billion in cash and cash equivalents. In addition, restricted cash as of September 30, 2017 included the $650 million proceeds from the Blocked Term Loan discussed above.

Lease Financing

We have capital lease obligations in South Africa, which are payable through 2031 at a weighted average interest rate of approximately 14%. At September 30, 2017 and December 31, 2016, assets recorded under capital lease obligations were $21 million and $7 million, respectively. Related accumulated amortization was $7 million and $6 million at September 30, 2017 and December 31, 2016, respectively. During each of the three and nine months ended September 30, 2017 and 2016, we made principal payments of less than $1 million.

Fair Value

Our debt is recorded at historical amounts. At September 30, 2017 and December 31, 2016, the fair value of the New Term Loan Facility was $2.2 billion. At September 30, 2017 and December 31, 2016, the fair value of the Senior Notes due 2022 was $616 million and $544 million, respectively. At September 30, 2017 the fair value of our Senior Notes due 2025 was $461 million. We determined the fair value of the New Term Loan Facility, the Senior Notes due 2022 and the Senior Notes due 2025 using quoted market prices. The fair value hierarchy for the New Term Loan Facility, the Senior Notes due 2022 and the Senior Notes due 2025 is a Level 1 input. Balances outstanding under our Wells Fargo Revolver are carried at contracted amounts, which approximate fair value based on the short term nature of the borrowing and the variable interest rate. The fair value hierarchy for our Wells Fargo Revolver is a Level 2 input.

Debt Covenants

At September 30, 2017, we had no financial covenants in the Wells Fargo Revolver and the New Term Loan Facility. We were in compliance with all our reporting covenants as of and for the three and nine months ended September 30, 2017.

Interest and Debt Expense, Net

Interest and debt expense, net in the unaudited Condensed Consolidated Statements of Operations consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest on Prior Term Loan	$16	$17	$49	$50
Interest on New Term Loan Facility	2	—	2	—
Interest on Senior Notes due 2020	13	14	41	43
Interest on Senior Notes due 2022	11	11	33	33
Interest on Senior Notes due 2025	1	—	1	—
Amortization of deferred debt issuance costs and discounts on debt	3	3	9	8
Other	2	1	7	6
Capitalized interest	(1)	—	(2)	(2)
Total interest and debt expense, net	$47	$46	$140	$138

In connection with obtaining debt, we incurred debt issuance costs, which are being amortized through the respective maturity dates using the effective interest method. At September 30, 2017, we had deferred debt issuance costs of $6 million related to the Wells Fargo Revolver which is recorded in “Other long-term assets” in the unaudited Condensed Consolidated Balance Sheets. At September 30, 2017, we had $30 million and $9 million of debt discount and issuance costs related to the New Term Loan Facility and the Senior Notes due 2025, respectively, which was recorded as a direct reduction of the carrying value of the long term debt in the unaudited Condensed Consolidated Balance Sheets. At September 30, 2017 and December 31, 2016, we had $8 million and $10 million, respectively, of debt issuance costs related to the Senior Notes 2022, which were recorded as a direct reduction of the carrying value of the long term debt in the unaudited Condensed Consolidated Balance Sheets.

12.	Asset Retirement Obligations

Asset retirement obligations consist primarily of rehabilitation and restoration costs, landfill capping costs, decommissioning costs, and closure and post-closure costs. Activity related to asset retirement obligations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning balance	$80	$78	$76	$81
Additions	1	—	1	1
Accretion expense	2	1	4	4
Remeasurement/translation	—	3	4	5
Changes in estimates, including cost and timing of cash flows	—	—	—	(9)
Settlements/payments	(1)	—	(3)	—
Balance, September 30,	$82	$82	$82	$82

Asset retirement obligations in our unaudited Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016 consist of a current portion of $4 million and $3 million, respectively, included in “Accrued liabilities” and a noncurrent portion of $78 million and $73 million, respectively, included in “Asset retirement obligations”.

During the nine months ended September 30, 2016, we amended our lease agreement for our TiO2 pigment facility in Botlek, The Netherlands, which included an option to extend the lease term for an additional 25 years. This amendment increased the estimated useful life used in determining the asset retirement obligation and consequently, we recognized a $10 million reduction to this liability.

13.	Commitments and Contingencies

Purchase and Capital Commitments — At September 30, 2017, purchase commitments were $72 million for the remainder of 2017, $82 million for 2018, $57 million for 2019, $41 million for 2020, $29 million for 2021, and $118 million thereafter.

Letters of Credit — At September 30, 2017, we had outstanding letters of credit, bank guarantees, and performance bonds of $43 million, of which $19 million were letters of credit issued under the Wells Fargo Revolver, $18 million were bank guarantees issued by ABSA Bank Limited (“ABSA”), $5 million were bank guarantees issued by Standard Bank, $1 million were performance bonds issued by Westpac Banking Corporation and less than $1 million of letters of credit issued by UBS.

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

14.	Shareholders’ Equity

The changes in outstanding Class A Shares and Class B Shares for the nine months ended September 30, 2017 were as follows:

Class A Shares:
Balance at January 1, 2017	65,165,672
Shares issued for share-based compensation	3,034,771
Shares issued upon warrants exercised	964,897
Shares issued upon options exercised	45,753
Shares issued cancelled for share-based compensation	(619,999)
Balance at September 30, 2017	68,591,094
Class B Shares:
Balance, at both September 30, 2017 and December 31, 2016	51,154,280

Warrants

We have outstanding Series A Warrants (the “Series A Warrants”) and Series B Warrants (the “Series B Warrants”), together (the “Warrants”). At September 30, 2017, holders of the Series A Warrants and the Series B Warrants were entitled to purchase 6.02 and 6.03 of Class A Shares, respectively, and receive $12.50 in cash at an exercise price of $51.21 for each Series A Warrant and $56.51 for each Series B Warrant. The Warrants have a seven-year term from the date initially issued and will expire on February 14, 2018. A holder may exercise the Warrants by paying the applicable exercise price in cash or exercising on a cashless basis. The Warrants are freely transferable by the holder. At September 30, 2017 and December 31, 2016, there were 159,530 and 239,306 Series A Warrants outstanding, respectively, and 167,377 and 323,915 Series B Warrants outstanding, respectively.

Dividends

During 2017, we declared and paid quarterly dividends to holders of our Class A Shares and Class B Shares as follows:

	Three Months Ended March 31, 2017	Three Months Ended June 30, 2017	Three Months Ended September 30, 2017
Dividend per share	$0.045	$0.045	$0.045
Total dividend	$6	$6	$5
Record date (close of business)	March 6	May 15	August 21

During 2016, we declared and paid quarterly dividends to holders of our Class A Shares and Class B Shares as follows:

	Three Months Ended March 31, 2016	Three Months Ended June 30, 2016	Three Months Ended September 30, 2016
Dividend per share	$0.25	$0.045	$0.045
Total dividend	$30	$5	$5
Record date (close of business)	March 4	May 16	August 17

Accumulated Other Comprehensive Loss Attributable to Tronox Limited

The tables below present changes in accumulated other comprehensive income (loss) by component for the three months ended September 30, 2017 and 2016.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Derivatives	Total
Beginning balance	$(363)	$(91)	$—	$(454)
Other comprehensive income (loss)	(26)	—	—	(26)
Amounts reclassified from accumulated other comprehensive income (loss)	—	6	—	6
Balance, September 30, 2017	$(389)	(85)	—	(474)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Derivatives	Total
Beginning balance	$(456)	$(101)	$2	$(555)
Other comprehensive income (loss)	51	(21)	(1)	29
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1)	—	(1)
Balance, September 30, 2016	$(405)	$(123)	$1	$(527)

The tables below present changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2017 and 2016.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Derivatives	Total
Beginning balance	$(408)	$(92)	$3	$(497)
Other comprehensive income (loss)	19	—	(3)	16
Amounts reclassified from accumulated other comprehensive income (loss)	—	7	—	7
Balance, September 30, 2017	$(389)	(85)	—	(474)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Derivatives	Total
Beginning balance	$(496)	$(102)	$—	$(598)
Other comprehensive income (loss)	91	(21)	1	71
Balance, September 30, 2016	$(405)	$(123)	$1	$(527)

15.	Noncontrolling Interest

At September 30, 2017, Exxaro has a 26% ownership interest in each of our Tronox KZN Sands (Pty) Ltd. and Tronox Mineral Sands (Pty) Ltd. subsidiaries in order to comply with the ownership requirements of the Black Economic Empowerment legislation in South Africa. Exxaro is entitled to exchange this interest for approximately 3.2% in additional Class B Shares under certain circumstances. Exxaro also has a 26% ownership interest in certain of our other non-operating subsidiaries. We account for such ownership interest as “Noncontrolling interest” in the unaudited condensed consolidated financial statements.

Noncontrolling interest activity for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning balance	$162	$126	$144	$112
Net income (loss) attributable to noncontrolling interest	6	(2)	11	(1)
Effect of exchange rate changes	(10)	18	3	31
Balance, September 30,	$158	$142	$158	$142

16.	Share-Based Compensation

Share-based compensation expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Restricted shares and restricted share units	$5	$7	$25	$15
Options	—	1	—	2
T-Bucks Employee Participation Plan	—	—	1	1
Total share-based compensation expense	$5	$8	$26	$18

Tronox Limited Management Equity Incentive Plan

Restricted Shares

We did not grant any restricted shares during the nine months ended September 30, 2017.

The following table presents a summary of activity for the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2017	284,400	$6.09
Vested	(107,928)	8.00
Outstanding, September 30, 2017	176,472	$4.92
Expected to vest, September 30, 2017	176,472	$4.92

At September 30, 2017, there was less than $l million of unrecognized compensation expense related to unvested restricted shares which is expected to be recognized over a weighted-average period of 1.1 years. Since the restricted shares were granted only to certain members of our Board, the unrecognized compensation expense was not adjusted for estimated forfeitures. The total fair value of restricted shares that vested during the nine months ended September 30, 2017 was $1 million.

Restricted Share Units (“RSUs”)

During the nine months ended September 30, 2017, we granted RSUs which have time and/or performance conditions. Both the time-based awards and the performance-based awards are classified as equity awards. For the time-based awards, 1,075 RSUs vested immediately, 14,053 RSUs vest ratably over a nine-month period 100,160 RSUs vest ratably over a one-year period and 12,869 RSUs vest ratably over a three-year period, and are valued at the weighted average grant date fair value. For the performance-based awards, 1,145,933 cliff vest at the end of the three years and 12,865 cliff vest at the end of forty months. Included in the performance-based awards are 786,639 RSUs for which vesting is determined based on a relative Total Stockholder Return (“TSR”) calculation over the applicable measurement period. The TSR metric is considered a market condition for which we use a Monte Carlo simulation to determine the grant date fair value. A total of 1,225,697 RSUs were granted, pursuant to an Integration Incentive Award program (the “Integration Incentive Award”) established in connection with the Cristal Transaction, to certain executive officers and managers with significant integration accountability. If the Cristal Transaction does not close by July 1, 2018, then the Integration Incentive Award granted will be cancelled.

The following table presents a summary of activity for the nine months ended September 30, 2017

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2017	5,587,331	$7.19
Granted	2,944,267	17.19
Vested	(2,378,609)	9.52
Forfeited	(604,918)	9.81
Outstanding, September 30, 2017	5,548,071	$11.22
Expected to vest, September 30, 2017	5,797,277	$9.83

At September 30, 2017, there was $35 million of unrecognized compensation expense related to unvested RSUs, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.0 years. The weighted-average grant-date fair value of RSUs granted during the nine months ended September 30, 2017 and 2016 was $17.19 per share and $4.04 per share, respectively. The total fair value of RSUs that vested during the nine months ended September 30, 2017 was $23 million.

Options

The following table presents a summary of activity for the nine months ended September 30, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Intrinsic Value
Outstanding, January 1, 2017	1,970,481	$21.19	6.38	$—
Exercised	(45,753)	19.32
Forfeited	(4,273)	21.98
Expired	(93,101)	21.58
Outstanding, September 30, 2017	1,827,354	$21.21	4.62	$2
Expected to vest, September 30, 2017	789	$22.69	7.27	$—
Exercisable, September 30, 2017	1,826,560	$21.21	4.61	$2

The aggregate intrinsic values in the table represent the total pre-tax intrinsic value (the difference between our share price at the indicated dates and the options’ exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at the end of the period. The amount will change based on the fair market value of our stock. The total intrinsic value of options exercised during the three and nine months ended September 30, 2017 was less than $1 million. No options were exercised during the three and nine months ending September 30, 2016 and consequently, there was no related intrinsic value. We issue new shares upon the exercise of options. During the three and nine months ended September 30, 2017, we received approximately $1 million in cash for the stock options exercised. As there were no stock options exercised during the three and nine months ended September 30, 2016, no cash was received.

At September 30, 2017, we had no unrecognized compensation expense related to options, adjusted for estimated forfeitures. We did not issue any options during the nine months ended September 30, 2017.

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

Long-Term Incentive Plan (“LTIP”)

We have a LTIP for the benefit of certain qualifying employees of Tronox subsidiaries in South Africa and Australia. The LTIP is classified as a cash-settled compensation plan and is re-measured to fair value at each reporting date. We did not have an outstanding liability for LTIP at both September 30, 2017 and December 31, 2016.

17.	Pension and Other Postretirement Healthcare Benefits

We sponsor a noncontributory defined benefit retirement plan in the U. S., the qualified retirement plan (the “U.S. Qualified Retirement Plan”). We also have a collective defined contribution plan (a multiemployer plan) in the Netherlands, and a postretirement healthcare plan in South Africa. We had a defined benefit retirement plan in the Netherlands which was settled in the fourth quarter of 2016.

We sponsored a noncontributory defined benefit plan that covered eligible employees of Alkali which became effective from the acquisition date of Alkali, on April 1, 2015 (the “Alkali Qualified Plan”). Our obligations under the Alkali Qualified Plan transferred with the Sale and $5 million in actuarial losses and prior service costs previously included in “Accumulated other comprehensive loss” were recognized as a loss within “Income (loss) from discontinued operations, net of tax” on the Statement of Operations in the third quarter of 2017.

The components of net periodic cost associated with our U.S. Qualified Retirement Plan and The Netherlands defined benefit plan recognized in the unaudited Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net periodic cost:
Service cost	$—	$—	$—	$—
Interest cost	3	5	11	15
Expected return on plan assets	(4)	(5)	(11)	(15)
Net amortization of actuarial loss and prior service credit	1	—	2	1
Curtailment gain (loss)	—	(1)	—	(1)
Total net periodic cost	$—	$(1)	$2	$—

The components of net periodic cost associated with the postretirement healthcare plans was less than $1 million each for the three and nine months ended September 30, 2017 and 2016. The components of net periodic cost associated with the postretirement healthcare plan was $1 million for each of the nine months ended September 30, 2017 and 2016.

For each of the three and nine month periods ended September 30, 2017 and 2016, we contributed $1 million and $3 million, respectively, to The Netherlands multiemployer plan, which was primarily recognized in “Cost of goods sold” in the unaudited Condensed Consolidated Statement of Operations.

18.	Related Parties

Exxaro

We have service level agreements with Exxaro for research and development that expired during the third quarter of 2017. Such service level agreements amounted to less than $1 million of expense during each of the three months and nine months ended September 30, 2017 and 2016, which was included in “Selling, general and administrative expense” in the unaudited Condensed Consolidated Statements of Operations. Additionally, we had a professional service agreement with Exxaro related to the Fairbreeze construction project which ended in January 2017. Payments were nil and $1 million, respectively, to Exxaro relating to Fairbreeze during the three months ended September 30, 2017 and 2016 and less than $1 million and $2 million, respectively, during the nine months ended September 30, 2017 and 2016. These payments were capitalized and included in “Property, plant and equipment, net” in our unaudited Condensed Consolidated Balance Sheets. At both September 30, 2017 and December 31, 2016, we had less than $1 million of related party payables, which were recorded in “Accounts payable” in our unaudited Condensed Consolidated Balance Sheets.

19.	Segment Information

Segment performance is evaluated based on segment operating income (loss), which represents the results of segment operations before unallocated costs, such as general corporate expenses not identified to a specific segment, interest expense, other income (expense), net and income tax expense or benefit.

Net sales and income (loss) from operations by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales (TiO2)	$435	$339	$1,234	$957
TiO2 segment	$75	$17	$168	$(12)
Corporate	(24)	(17)	(90)	(45)
Income (loss) from operations	51	—	78	(57)
Interest and debt expense, net	(47)	(46)	(140)	(138)
Gain on extinguishment of debt	(28)	—	(28)	4
Other income (expense), net	12	(10)	5	(22)
Income (loss) from continuing operations before income taxes	$(12)	$(56)	$(85)	$(213)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our TiO2 business includes the following:

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

The Transaction Agreement provides that we must pay to Cristal a termination fee of $100 million if all conditions to closing, other than the financing condition, have been satisfied and the Transaction Agreement is terminated because closing of the Cristal Transaction has not occurred by May 21, 2018. As a result of the refinancing (See Note 11 of notes to unaudited condensed consolidated financial statements), we expect to finance the Cristal Transaction with our cash on hand inclusive of restricted cash and liquidity from our asset-based syndicated revolving credit facility. The Cristal Transaction is also conditioned upon the receipt of various regulatory approvals, including antitrust clearance in numerous jurisdictions. On April 13, 2017, the U.S. Federal Trade Commission (“FTC”) issued a Second Request to the Company and Cristal in connection with its filing under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and Tronox has substantially complied with the Second Request. The Cristal Transaction, which has been unanimously approved by our board of directors (the “Board”), is expected to close by the first quarter 2018, subject to regulatory approvals and satisfaction of customary closing conditions.

On September 1, 2017, we completed the previously announced sale of our wholly owned subsidiary Tronox Alkali Corporation (“Alkali”) to Genesis Energy, L.P. for proceeds of approximately $1.325 billion in cash, subject to a customary post-closing  working capital adjustment (the “Sale”). In connection with the Sale, we recognized a loss of $233 million, net of tax, during the three and nine months ended September 30, 2017. See Note 2. As a result of the Sale, Alkali’s results of operations have been reported as discontinued operations (see Note 2). We have agreed unconditionally to guarantee the indemnification and performance of the obligations of Tronox U.S. Holdings Inc. (“Tronox Holdings”), a subsidiary of Tronox Limited, under the stock purchase agreement (“Purchase Agreement”). Both Tronox Holdings and Genesis Energy, L.P. have agreed, following the closing, to indemnify the other party for losses arising from certain breaches of the Purchase Agreement and for certain other liabilities, subject to certain limitations. On October 2, 2017, at a special meeting of shareholders of the Company held pursuant to the Transaction Agreement, the Company’s shareholders approved a resolution to issue 37,580,000 Class A Shares to the Seller in connection with the acquisition of Cristal’s TiO2 business, and the resulting acquisition of interests in such Class A Shares by the Seller and certain other persons and entities, at the closing of such acquisition.

In 2012, our Class B ordinary shares (“Class B Shares”) were issued to Exxaro Resources Limited (“Exxaro”) and one of its subsidiaries in consideration for 74% of Exxaro’s South African mineral sands business. Exxaro has agreed not to acquire any voting shares of Tronox Limited if, following such acquisition, Exxaro will have a voting interest in Tronox Limited of 50% or more unless Exxaro brings any proposal to make such an acquisition to the Board on a confidential basis. In the event an agreement regarding the proposal is not reached, Exxaro is permitted to make a takeover offer for all the shares of Tronox Limited not held by affiliates of Exxaro, subject to certain non-waivable conditions. At September 30, 2017 and December 31, 2016, Exxaro held approximately 43% and 44%, respectively, of the voting securities of Tronox Limited. See Note 18 for additional information regarding Exxaro transactions. On March 8, 2017, Exxaro announced its intention to begin pursuing a path to monetize its ownership stake in Tronox over time. On October 10, 2017, Exxaro sold 22,425,000 Class A ordinary shares in an underwritten registered offering (the “Exxaro Share Transaction”). Subsequent to the Exxaro Shares Transaction, Exxaro held approximately 24% of the Company’s voting securities. Presently, Exxaro intends to sell the remainder of its Tronox shares in a staged process over time pursuant to the existing registration statement, subject to market conditions. Exxaro’s sale of Class A ordinary shares does not impact their 26% ownership interest in each of our Tronox KZN Sands (Pty) Ltd. and Tronox Mineral Sands (Pty) Ltd subsidiaries.

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

Business Environment

The following discussion includes trends and factors that may affect future operating results:

Our pigment business benefited from a global industry recovery that began in the first quarter of 2016. To meet healthy demand, we operated our pigment plants at high utilization rates while matching pigment production volumes to sales volumes and keeping inventory at or below normal levels. Global pigment pricing has rebounded with successive gains in each quarter since the first quarter of 2016. We believe pigment inventories, in the aggregate, are at or below normal levels at both customer and producer locations globally resulting in a continued tight supply-demand balance. We continue to use a significant majority of our high grade titanium feedstock for our pigment production and continued to reduce our titanium slag inventories. In addition, we expect zircon sales volumes in 2017 to exceed those of 2016 as we continue to ramp up production at our Fairbreeze mine to match market demand.

We continue to be uniquely tax-advantaged by favorable tax loss carry forwards and other favorable tax positions. We believe these tax-advantaged factors create opportunities for our operations to benefit for years to come. See Note 3 of notes to our unaudited condensed consolidated financial statements for additional information.

Consolidated Results of Operations from Continuing Operations

Three and Nine Months Ended September 30, 2017 compared to the Three and Nine Months Ended September 30, 2016

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Variance	2017	2016	Variance
	(Millions of U.S. dollars)
Net sales	$435	$339	$96	$1,234	$957	$277
Cost of goods sold	329	291	38	971	877	94
Gross profit	106	48	58	263	80	183
Selling, general and administrative expenses	(55)	(47)	(8)	(186)	(135)	(51)
Restructuring income (expense)	—	(1)	1	1	(2)	3
Income (loss) from continuing operations	51	—	51	78	(57)	135
Interest and debt expense, net	(47)	(46)	(1)	(140)	(138)	(2)
Gain (loss) on extinguishment of debt	(28)	—	(28)	(28)	4	(32)
Other income (expense), net	12	(10)	22	5	(22)	27
Income (loss) from continuing operations before income taxes	(12)	(56)	44	(85)	(213)	128
Income tax provision	(13)	(6)	(7)	(10)	(25)	15
Net income (loss) from continuing operations	$(25)	$(62)	$37	$(95)	$(238)	$143

Net sales for the three months ended September 30, 2017 increased by 28% compared to the same period in 2016 due to higher selling prices for Pigment of $53 million, Zircon of $8 million and Pig Iron of $4 million. Higher volume and product mix for CP Slag of $12 million, Zircon of $4 million, Pig Iron of $8 million and Ilmenite of $2 million also contributed to the increase in net sales. There was also a favorable change in foreign currency translation of $5 million resulting from Pigment Sales. Volumes and product mix for Pigment were relatively flat.

Net sales for the nine months ended September 30, 2017 increased by 29% compared to the same period in 2016 primarily due to the impact of higher selling prices for Pigment of $142 million, Zircon of $7 million, Pig Iron of $11 million, Natural Rutile of $1 million and Ilmenite of $3 million. Higher volume and product mix for Pigment of $35 million, CP Slag of $34 million, Zircon of $24 million, Pig Iron of $6 million, Natural Rutile of $2 million and Ilmenite of $9 million also contributed to the increase in net sales for the nine months ended September 30, 2017. The impact from foreign currency translation versus the same period in 2016 was insignificant.

Our gross profit margin for the three months ended September 30, 2017 was 24% of net sales compared to 14% for the same period in 2016. The increase of $58 million was primarily due to higher selling prices of $68 million, higher volumes and product mix of $3 million, offset by the impact of higher production costs of $6 million and unfavorable changes in foreign currency translation of $7 million primarily from the South African Rand and Australian Dollar.

Our gross profit margin for the nine months ended September 30, 2017 was 21% of net sales compared to 8% of net sales during 2016. The increase of $183 million was primarily due to higher selling prices of $169 million, higher volumes and product mix of $30 million, the impact of lower production costs of $24 million due primarily to the benefits of vertical integration, offset by unfavorable changes in foreign currency translation of $40 million primarily from the Rand and Australian dollar.

Selling, general and administrative expenses increased by 17% during the three months ended September 30, 2017 compared to the same period of the previous year.  Included in SG&A are $24 million and $17 million of corporate expenses for the three months ended September 30, 2017 and 2016, respectively.  The $7 million increase in corporate expenses compared to the same period in 2016 was mainly due to higher professional fees of $13 million related to the Cristal Transaction offset by $5 million of Alkali transactional expenses that were reclassified to discontinued operations. Also contributing to the charge were higher other general and administrative costs of $2 million, and a reduction of employee stock-based and other compensation costs of $3 million.  SG&A costs associated with our TiO2 activities increased $1 million from the prior year period due primarily to unfavorable changes in foreign currency translation of $1 million.

Selling, general and administrative expenses increased by 38% during the nine months ended September 30, 2017 compared to the same period of the previous year.  Included in SG&A are $91 million and $45 million of corporate expenses for the nine months ended September 30, 2017 and 2016, respectively.  The $45 million increase in corporate expenses was due to higher professional fees of $33 million related to the Cristal Transaction, higher employee stock-based and other compensation costs of $10 million and higher other general and administrative costs of $3 million. Restructuring costs decreased by $1 million during the period.   SG&A costs associated with our TiO2 activities increased $5 million from the prior year period due primarily to higher employee stock-based and other compensation costs and unfavorable changes in foreign currency translation.

Income from operations for the three months ended September 30, 2017 was $51 million, $75 million from our TiO2 activities offset by $24 million of corporate expenses.  Income from operations for the three month period ended September 30, 2016 was $0, $17 million from our TiO2 activities offset by $17 million of corporate expenses.  Income from our TiO2 activities increased by $58 million compared to the same period in 2016 primarily due to an increase in gross profit of $58 million offset by a $1 million increase in selling, general and administrative expenses and a $1 million decrease in restructuring costs. Corporate general and administrative expenses for the three months ended September 30, 2017 increased for the reasons noted above in the discussion of the SG&A expenses.

Income from operations for the nine months ended September 30, 2017 was $78 million, $168 million from our TiO2 activities offset by $90 million of corporate expenses, $91 million of SG&A and a $1 million reversal of restructuring expense.  Loss from operations for the nine month period ended September 30, 2016 was $57 million, a $12 million loss from our TiO2 activities and $45 million of corporate expenses.  Income from our TiO2 activities increased by $180 million compared to the same period in 2016 primarily due to an increase in gross profit of $183 million offset by a $5 million increase in selling, general and administrative expenses and a $2 million decrease in restructuring costs.  Corporate general and administrative expenses for the nine months ended September 30, 2017 increased for the reasons noted above in the discussion of the SG&A expenses.

Interest and debt expense, net for the three and nine months ended September 30, 2017 was consistent with the same period of 2016. See Note 11 of notes to unaudited condensed consolidated financial statements.

Gain (loss) on debt extinguishment - See Note 11 of notes to unaudited condensed consolidated financial statements.

Other income (expense), net for the three months ended September 30, 2017 primarily consisted of a net realized and unrealized foreign currency gain of $9 million and interest income of $3 million. Other income (expense), net for the three months ended September 30, 2016 primarily consisted of a net realized and unrealized foreign currency loss of $15 million, offset by a gain on sale of inventory produced during the commissioning phase of our Fairbreeze mine of $3 million and interest income of $1 million.

Other income (expense), net for the nine months ended September 30, 2017 primarily consisted of interest income of $5 million. Other income (expense), net during the nine months ended September 30, 2016 primarily consisted of a net realized and unrealized foreign currency loss of $28 million, partially offset by a gain on sale of inventory produced during the commissioning phase of our Fairbreeze mine of $3 million and interest income of $2 million.

During the three months ended September 30, 2017 we sold the Alkali segment of our operations.  The Alkali results are now shown as discontinued operations and are not included in the tabular results above.  The effective tax rate for the three months ended September 30, 2017 differs from both the three months ended September 30, 2016, and the nine months ended September 30, 2017 primarily due to the discrete results of reporting the effects of this sale.

The effective tax rate for the three and nine months ended September 30, 2017 differs from the U.K. statutory rate of 19% primarily due to valuation allowances and income in foreign jurisdictions taxed at rates different than 19%. The effective tax rate for the three and nine months ended September 30, 2016 differs from the Australian statutory rate of 30% primarily due to valuation allowances, income in foreign jurisdictions taxed at rates lower than 30%, and withholding tax accruals on interest income. The income tax provision for the three and nine months ended September 30, 2017 differs from the income tax provision for the three and nine months ended September 30, 2016 due to withholding tax accruals on interest income which we made during 2016.

Liquidity and Capital Resources

The following table presents our liquidity as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$1,058	$248
Available under the Wells Fargo Revolver	238	—
Available under the UBS Revolver	—	190
Available under the ABSA Revolver	—	95
Total	$1,296	$533

Historically, we have funded our operations and met our commitments through cash generated by operations. During 2012, 2015 and 2017, we issued a $900 million aggregate principal, 6.375% senior notes due 2020 at par value (the “Senior Notes due 2020”) which was redeemed during the third quarter of 2017, a $600 million aggregate principal amount, 7.50% senior notes due 2022 (the “Senior Notes due 2022”) and a 5.75% senior notes due 2025 for an aggregate principal amount of $450 million (the “Senior Notes due 2025”), respectively. Additionally, during 2013 and 2017 we obtained a $1.5 billion senior secured term loan (the “ Prior Term Loan”) which was repaid during the third  quarter of 2017 and a $2.2 billion new senior secured first lien term loan facility (the “New Term Loan Facility”), respectively. See Note 11 of notes to unaudited condensed consolidated financial statements. In connection with the Cristal Transaction, we refinanced and increased our credit facilities lowering our cost of debt and extended the portfolio’s weighted average years to maturity. Additionally, we improved our mix of secured and unsecured debt and achieved more favorable covenants. See Note 11 of notes to unaudited condensed consolidated financial statements.

As of and for the nine months ended September 30, 2017, the non-guarantor subsidiaries represented approximately 23% of our total consolidated liabilities, approximately 40% of our total consolidated assets, approximately 19% of our total consolidated net sales and approximately 38% of our Consolidated EBITDA (as such term is defined in the 2025 Indenture). In addition, as of September 30, 2017, our non-guarantor subsidiaries had $881 million of total consolidated liabilities (including trade payables but excluding intercompany liabilities), all of which would have been structurally senior to the 2025 Notes. See Note 11 of notes to unaudited condensed consolidated financial statements.

At September 30, 2017, we had outstanding letters of credit, bank guarantees, and performance bonds, see Note 13 of notes to unaudited condensed consolidated financial statements.

In the next twelve months, we expect that our operations and available borrowings under our revolving credit agreements will provide sufficient cash to fund our operating expenses, capital expenditures, interest payments, debt repayments, and dividends. Working capital (calculated as current assets of continuing operations less current liabilities of continuing operations) was $2.2 billion at September 30, 2017 compared to $614 million at December 31, 2016, an increase of $1.6 billion, which is primarily due to the sale of the Alkali business, the debt refinancing and cash provided by continuing operations of $94 million, partially offset by dividends paid of $17 million and capital expenditures of $63 million.

Principal factors that could affect the availability of our internally-generated funds include (i) the deterioration of our revenues; (ii) an increase in our expenses; or (iii) changes in our working capital requirements. See Note 1 to notes to condensed consolidated financial statements.

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

As of September 30, 2017, our credit rating with Moody’s and Standard & Poor’s was B1 stable outlook and B stable outlook, respectively. On August 24, 2017, Standard & Poor’s upgraded our outlook to B stable outlook from B negative outlook. On September 7, 2017, Moody’s upgraded our corporate credit rating to B1 stable outlook from B2 negative outlook. At September 30, 2017, we have sufficient borrowings available and have no significant principal payments on debt due until 2022.

Cash and Cash Equivalents

We consider all investments with original maturities of three months or less to be cash equivalents. As of September 30, 2017, our cash and cash equivalents were primarily invested in money market funds. We maintain cash and cash equivalents in bank deposit and money market accounts that may exceed federally insured limits. The financial institutions where our cash and cash equivalents are held are generally highly rated and geographically dispersed, and we have a policy to limit the amount of credit exposure with any one institution. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk.

The use of our cash includes servicing our interest and debt repayment obligations, making pension contributions and making quarterly dividend payments.

Repatriation of Cash

At September 30, 2017, we held $1.7 billion in cash and cash equivalents and restricted cash in these respective jurisdictions: $31 million in Europe, $75 million in Australia, $145 million in South Africa, and $1.5 billion in the U.S. Our credit facilities limit transfers of funds from subsidiaries in the U.S. to certain foreign subsidiaries.

Tronox Limited has foreign subsidiaries with positive undistributed earnings at September 30, 2017. We have made no provision for deferred taxes related to these undistributed earnings because they are considered to be indefinitely reinvested in the foreign jurisdictions.

Cash Dividends on Class A and Class B Shares

On November 8, 2017, the Board declared a quarterly dividend of $0.045 per share to holders of our Class A Shares and Class B Shares at the close of business on November  20, 2017, totaling $5 million, which will be paid on   December 1, 2017. See Note 14 of notes to unaudited condensed consolidated financial statements for declared and paid quarterly dividends by quarter.

Debt Obligations

At September 30, 2017 and December 31, 2016, our excess of our debt over cash and cash equivalents was $2.1 billion and $2.8 billion, respectively.

We did not have an outstanding balance on our short-term debt at September 30, 2017 and had $150 million of such debt at December 31, 2016. At September 30, 2017 and December 31, 2016, our long-term debt, net of an unamortized discount was $3.2 billion and $2.9 billion, respectively. See Note 11 of notes to unaudited condensed consolidated financial statements for specific debt information.

Cash Flows

The following table presents cash flow for the periods indicated:

	Nine Months Ended September 30,
	2017	2016
	(Millions of U.S. dollars)
Net cash provided by operating activities	$94	$13
Net cash provided by (used in) investing activities	612	(58)
Net cash provided by (used in) financing activities	20	(68)
Net cash provided by discontinued operations	82	83
Effect of exchange rate changes on cash	2	3
Net increase (decrease) in cash and cash equivalents	$810	$(27)

Cash Flows provided by Operating Activities — Net cash provided by operating activities for the nine months ended September 30, 2017 increased by $81 million compared to the same period in 2016 primarily due to higher cash earnings.

Cash Flows provided by (used in) Investing Activities — Net cash provided by investing activities for the nine months ended September 30, 2017 was $612 million compared to cash used in investing activities of $58 million for the same period in 2016. The increase was primarily due to the proceeds of $1.325 billion received from the Sale, partially offset by the $650 million Blocked Term Loan under the New Term Loan Facility which is included in “Restricted cash” in the Condensed Consolidated Balance Sheets at September 30, 2017. Capital expenditures were $4 million higher compared to the same period in 2016.

Cash Flows provided by (used in) Financing Activities — Net cash provided by financing activities of $20 million during the nine months ended September 30, 2017 was primarily attributable to the proceeds from long-term debt of $2.6 billion, partially offset by repayments of short term and long term debt of $2.5 billion, debt issuance costs of $36 million and a call premium payment of $14 million.  The nine months ended September 30, 2017 also included dividends paid of $17 million and $11 million of restricted stock and performance-based shares settled in cash for taxes. Net cash used in financing activities of $68 million during the nine months ended September 30, 2016 was primarily attributable to dividends paid of $40 million and principal repayments on long-term debt of $27 million.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of September 30, 2017:

	Contractual Obligation Payments Due by Year (3)(4)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of U.S. dollars)
Long-term debt, net and lease financing (including interest) (1)	$4,262	$178	$373	$931	$2,780
Purchase obligations (2)	399	134	109	55	101
Operating leases	44	19	12	6	7
Asset retirement obligations	82	4	5	5	68
Total	$4,787	$335	$499	$997	$2,956

(1)	We calculated the New Term Loan Facility interest at a base rate of 1.3% plus a margin of 3.0%. See Note 11 of notes to unaudited condensed consolidated financial statements.

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

•	Provide useful information in understanding and evaluating our operating results and comparing financial results across periods;

•	Provide a normalized view of our operating performance by excluding items that are either noncash, infrequently occurring, or non-recurring in nature;

•	Assist investors in assessing our compliance under our debt instruments; and

Adjusted EBITDA is one of the primary measures management uses for planning and budgeting processes, and to monitor and evaluate financial and operating results. In addition, Adjusted EBITDA is a factor in evaluating management’s performance when determining incentive compensation.

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Millions of U.S. dollars)
Net income (loss), (U.S GAAP),	$(241)	$(39)	$(274)	$(183)
Income (loss) from discontinued operations, net of tax (see Note 2), (U.S GAAP),	(216)	23	(179)	55
Net income (loss) from continuing operations, (U.S GAAP),	(25)	(62)	(95)	(238)
Interest and debt expense, net	47	46	140	138
Interest income	(3)	—	(5)	(2)
Income tax provision	13	6	10	25
Depreciation, depletion and amortization expense	45	45	136	131
EBITDA (non-U.S. GAAP)	77	35	186	54
Share based compensation (a)	5	8	26	18
Transaction costs (b)	13	—	33	—
Restructuring (income) expense (c)	—	1	(1)	2
(Gain) loss on extinguishment of debt (d)	28	—	28	(4)
Foreign currency remeasurement (e)	(5)	14	1	32
Other items (f)	5	—	12	4
Adjusted EBITDA (non-U.S. GAAP) (g)	$123	$58	$285	$106

(a)	Represents non-cash share-based compensation. See Note 16 of notes to unaudited condensed consolidated financial statements.

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

(d)
Represents a $28 million loss which includes a $22 million loss associated with the redemption of the outstanding balance of the Senior Notes due 2020, $1 million of unamortized original debt issuance costs from the repayment of the UBS Revolver, and $5 million of debt issuance costs from the refinancing activities associated with the term loans. During 2016, the $4 million gain was associated with the repurchase of $20 million face value of our Senior Notes due 2020 and Senior Notes due 2022.  These amounts were recorded in “Gain (loss) on extinguishment of debt” in the unaudited Condensed Consolidated Statements of Operations.

(e)	Represents foreign currency remeasurement which is included in “Other income (expense), net” in the unaudited Condensed Consolidated Statements of Operations.

(f)
Includes noncash pension and postretirement costs, severance expense, accretion expense, insurance settlement gain and other items included in “Selling general and administrative expenses” and “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations.

(g)	No income tax impact given full valuation allowance except for South Africa related restructuring costs. See Note 3 to unaudited condensed consolidated financial statements.

The following table reconciles income (loss) from continuing operations, our comparable measure for segment reporting under U.S. GAAP, to Adjusted EBITDA by segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
TiO2 segment	$75	$17	$168	$(12)
Corporate	(24)	(17)	(90)	(45)
Income (loss) from continuing operations (U.S. GAAP)	51	—	78	(57)
TiO2 segment	44	44	132	127
Corporate	1	1	4	4
Depreciation, depletion and amortization expense	45	45	136	131
TiO2 segment	17	15	44	41
Corporate	10	(2)	27	(9)
Other	27	13	71	32
TiO2 segment	136	76	344	156
Corporate	(13)	(18)	(59)	(50)
Adjusted EBITDA (non-U.S. GAAP)	$123	$58	$285	$106

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

We are exposed to various market, credit, operational, and liquidity risks in the normal course of business, which are discussed below. We manage these risks through normal operating and financing activities and, when appropriate, through the use of derivative instruments. We do not invest in derivative instruments for speculative purposes, but historically have entered into, and may enter into derivative transactions for hedging purposes in order to reduce the exposure to fluctuations in interest rates, natural gas prices or exchange rates.

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

During the three months ended September 30, 2017 and 2016, our ten largest third-party customers represented approximately 35% and 25%, respectively, of our consolidated net sales. During the nine months ended September 30, 2017 and 2016, our ten largest third-party customers represented approximately 36% and 23%, respectively, of our consolidated net sales.

Interest Rate Risk

Interest rate risk arises from the possibility that changes in interest rates will impact our financial results. We are exposed to interest rate risk on our floating rate debt, the New Term Loan Facility and Wells Fargo Revolver balance. Using a sensitivity analysis as of September 30, 2017, a hypothetical 1% increase in interest rates would result in a net increase to pre-tax loss of approximately $4 million on an annualized basis. This is due to the fact that earnings on our floating rate financial assets of $1.7 billion at September 30, 2017 and the interest expense on our floating rate debt, our New Term Loan Facility and Wells Fargo Revolver balance, would each increase by the full 1%.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2017, our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has conducted an evaluation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Under the supervision of and with the participation of Tronox’s management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”), as of September 30, 2017, the end of the period covered by this report. Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date. Tronox’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Tronox in the reports that it files or submits under the Exchange Act is accumulated and communicated to Tronox’s management, including Tronox’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation of our internal controls over financial reporting was also performed to determine whether any changes have occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” included in our Annual Report on Form 10-K and in our Form 10-Q for the three months ended June 30, 2017. The risks described herein, in the Form 10-K or in the Form 10-Q for the three months ended June 30, 2017 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no changes from the risk factors disclosed under the heading “Risk Factors” in our Form 10-K and our Form 10-Q for the three months ended June 30, 2017, except as noted below.

The classification of TiO2 as a Category 2 Carcinogen in the European Union could result in more stringent regulatory control with respect to TiO2.

In May 2016, France’s competent authority under the EU’s Registration, Evaluation, Authorization and Restrictions of Chemicals (“REACH”) submitted a proposal to the European Chemicals Agency ("ECHA") that would classify TiO2 as carcinogenic in humans by inhalation. The Company together with other companies and trade associations representing the TiO2 industry and industries consuming our products, submitted comments opposing the classification, based on evidence from epidemiological and other scientific studies. On October 12, 2017, ECHA’s Committee for Risk Assessment (“RAC”) released a written opinion dated September 14, 2017 stating that based on the scientific evidence it reviewed, there is sufficient grounds to classify TiO-2 under the EU’s Classification, Labelling and Packaging Regulation (“CLP”) as a Category 2 Carcinogen , but only with a hazard statement describing the risk by inhalation. The European Commission will review the RAC’s formal recommendation to determine what regulatory measures, if any, should be taken. If the European Commission decides to adopt this classification, it could require that products manufactured with TiO2 be classified as containing carcinogenic materials, which could impact our business by inhibiting the marketing of products containing TiO2 to consumers, and subject our manufacturing operations to new regulations that could increase costs. Any classification, use restriction or authorized requirement for use imposed by the ECHA could have additional effects under other EU laws (e.g., those affecting medical and pharmaceutical applications, cosmetics, food packaging and food additives) and/or trigger heightened regulatory scrutiny in countries and local jurisdictions outside the EU based on health and safety grounds. It is also possible that heightened regulatory scrutiny would lead to claims by consumers or those involved in the production of such products alleging adverse health impacts.

Our ability to use NOLs to offset future income may be limited.

The Company’s ability to use any net operating losses (“NOLs”) generated by it could be substantially limited if the Company were to experience an “ownership change” as defined under Section 382 of the Code. In general, an “ownership change” would occur if the Company’s “5-percent shareholders,” as defined under Section 382 of the Code, including certain groups of persons treated as “5-percent shareholders,” collectively increased their ownership in the Company by more than 50 percentage points over a rolling three-year period. On October 10, 2017, Exxaro sold 22,425,000 Class A ordinary shares in an underwritten registered offering (the “Exxaro Share Transaction”). The Exxaro Share Transaction and the issuance of the Class A ordinary shares to Cristal Netherlands in connection with the Cristal Transaction may result in an “ownership change” for U.S. federal and applicable state income tax purposes. Should Exxaro decide to sell a significant portion of their remaining ownership in the future, an “ownership change” will most likely occur. A corporation that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-ownership change NOLs (and certain other losses and/or credits) equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate for the month in which the ownership change occurs. Although our NOLs continue to have full valuation allowances, such a limitation could, for any given year, have the effect of increasing the amount of our U.S. federal income tax liability, which would negatively impact the amount of after-tax cash available for distribution to holders of our ordinary shares and our financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Information regarding mine safety and other regulatory actions at our mine in Green River, Wyoming, operated in conjunction with the Alkali business (which was sold on September 1, 2017), is included in Exhibit 95 to this Form 10-Q.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.

4.1
Ninth Supplemental Indenture, dated as of September 1, 2017, to the Indenture, dated August 20, 2012 among Tronox Finance LLC, as Issuer, Tronox Limited as Parent, the guarantors named therein and Wilmington Trust, National Association, as trustee. (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Tronox Limited on September 6, 2017).

4.2
Fifth Supplemental Indenture, dated as of September 1, 2017, to the Indenture, dated March 19, 2015 among Tronox Finance LLC, as Issuer, Tronox Limited as Parent, the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Tronox Limited on September 6, 2017).

4.3
Indenture, dated as of September 22, 2017 among Tronox Finance plc, the Company and the other guarantors named therein and Wilmington Trust, National Association, as trustee. (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Tronox Limited on September 25, 2017).

10.1
Revolving Syndicated Facility Agreement, dated as of September 22, 2017 among the Company, Tronox US Holdings Inc. and certain of the Company’s other subsidiaries along with a syndicate of lenders and Wells Fargo Bank, National Association, as issuing bank, swingline lender, administrative agent, and collateral agent. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Tronox Limited on September 25, 2017).

10.2
First Lien Term Loan Credit Agreement, dated as of September 22, 2017 among Tronox Finance LLC and its unrestricted subsidiary Tronox Blocked Borrower LLC, and certain of the Company’s other subsidiaries, along with a syndicate of lenders and Bank of America, N.A. as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Tronox Limited on September 25, 2017).

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

Date: November 9, 2017

TRONOX LIMITED (Registrant)

	By:	/s/ Timothy Carlson
	Name:	Timothy Carlson
	Title:	Senior Vice President and Chief Financial Officer