Form 10-K
period 2017-12-31
Tronox Ltd
filed 2018-03-01
CIK 1530804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the ordinary shares held by non-affiliates of the registrant as of June 30, 2017 was approximately $1,797,488,386.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No  ☐

As of January 31, 2018, the registrant had 92,660,776 shares of Class A ordinary shares and 28,729,280 shares of Class B ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2018 annual general meeting of shareholders are incorporated by reference in this Form 10-K in response to Part III Items 10, 11, 12, 13 and 14.

TRONOX LIMITED
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
INDEX

i

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

ii

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

Item 1.   Business

Tronox is a public limited company registered under the laws of the State of Western Australia. We are a global leader in the mining of titanium bearing mineral sands and the production of titanium dioxide (“TiO2”) pigment. Our TiO2 products are critical components of everyday applications such as paint and other coatings, plastics, paper, and other uses. Products we derive from mineral sands include titanium feedstock, zircon, and pig iron. Zircon, a hard, glossy mineral, is used for the manufacture of ceramics, refractories, TV screen glass, and a range of other industrial and chemical products. Pig iron is a metal material used in the steel and metal casting industries to create wrought iron, cast iron, and steel. Titanium feedstock is primarily used to manufacture TiO2 pigment.

On February 21, 2017, Tronox Limited, The National Titanium Dioxide Company Ltd., a limited company organized under the laws of the Kingdom of Saudi Arabia (“Cristal”), and Cristal Inorganic Chemicals Netherlands Coöperatief W.A., a cooperative organized under the laws of the Netherlands and a wholly owned subsidiary of Cristal (“Seller”), entered into a Transaction Agreement (the “Transaction Agreement”), pursuant to which we agreed to acquire Cristal’s titanium dioxide business for $1.673 billion in cash, subject to a working capital adjustment at closing (the “Cash Consideration”), plus 37,580,000 Class A ordinary shares (“Class A Shares”), par value $0.01 per share, of Tronox Limited (the “Cristal Transaction”). Following the closing of the Cristal Transaction, the Seller will own approximately 24% of the outstanding ordinary shares (including both Class A and Class B) of Tronox Limited. On March 1, 2018, Tronox, Cristal and Seller entered into an Amendment to the Transaction Agreement (the “Amendment”) that extends the termination date under the Transaction Agreement to June 30, 2018, with automatic 3-month extensions to March 31, 2019, if necessary based on the status of outstanding regulatory approvals.

In 2012, our Class B ordinary shares (“Class B Shares”) were issued to Exxaro Resources Limited (“Exxaro”) and one of its subsidiaries in consideration for 74% of Exxaro’s South African mineral sands business (the “Exxaro Transaction”). On March 8, 2017, Exxaro announced its intention to begin pursuing a path to monetize its ownership stake in Tronox over time. On October 10, 2017, Exxaro sold 22,425,000 Class A ordinary shares (“Class A Shares”) in an underwritten registered offering (the “Exxaro Share Transaction”). At December 31, 2017 and December 31, 2016, Exxaro held approximately 24% and 44%, respectively, of the voting securities of Tronox Limited. Presently, Exxaro intends to sell the remainder of its Tronox shares in a staged process over time pursuant to the existing registration statement, subject to market conditions. Exxaro’s sale of Class A Shares does not impact its 26% ownership interest in each of our Tronox KZN Sands (Pty) Ltd. and Tronox Mineral Sands (Pty) Ltd. subsidiaries. See Notes 1 and 21 of notes to the consolidated financial statements for additional information regarding Exxaro transactions.

Principal Business Segment

On September 1, 2017, we completed the previously announced sale of our wholly owned subsidiary Tronox Alkali Corporation (“Alkali”) to Genesis Energy, L.P. for proceeds of $1.325 billion in cash (the “Alkali Sale”). As a result of the Alkali Sale, Alkali’s results of operations have been reported as discontinued operations and we now operate under one operating and reportable segment, TiO2. See Notes 3 and 22 of notes to consolidated financial statements for additional information.

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

Exploration, Mining and Beneficiation of Mineral Sands Deposits

“Mineral sands” refers to concentrations of heavy minerals in an alluvial environment (sandy or sedimentary deposits near a sea, river or other water source). Mineral sands are the most important source of raw material for manufacture of pigment-grade TiO2. Our exploration, mining and beneficiation of mineral sands deposits are comprised of the following:

•	Our KwaZulu-Natal (“KZN”) Sands operations located in South Africa consist of the Fairbreeze mine, a concentration plant, a mineral separation plant, and a smelter complex with two furnaces;
•	Our Namakwa Sands operations located in South Africa include the Namakwa Sands mine, a primary concentration plant, a secondary concentration plant, a mineral separation plant, and a smelter complex with two furnaces; and
•	Our Western Australia operations, which consist of the Cooljarloo mine and concentration plant and the Chandala processing plant, which includes a mineral separation plant, and a synthetic rutile plant.

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

Leucoxene - Leucoxene is a natural alteration of ilmenite with a titanium dioxide content ranging from approximately 65% to 90%. The weathering process is responsible for the alteration of ilmenite to leucoxene, which results in the removal of iron, leading to an upgrade in titanium dioxide content.

Titanium Slag - The production of titanium slag involves smelting ilmenite in an electric arc furnace under reducing conditions, normally with anthracite (coal) used as a reducing agent. Slag, containing the bulk of the titanium and impurities other than iron, and a high purity pig iron are both produced in this process. The final quality of the slag is highly dependent on the quality of the original ilmenite and the ash composition of the anthracite used in the furnace. Titanium slag has a titanium dioxide content of approximately 75% to 91%. Our slag typically contains 86% to 89% titanium dioxide.

Titanium Slag Fines - For titanium slag to be suitable for use in the chloride process, it needs to be milled down to a particle size range, which allows it to be processed effectively during the chlorination step of the chloride process. The milling of titanium slag results in the generation of a smaller size than can readily be used by chloride producers, which is separated and sold as a separate product, mostly to pigment producers who operate the sulfate process.

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

Production of titanium feedstock, pig iron, and zircon

Our TiO2 operations have a combined annual production capacity of approximately 721,000 metric tons (“MT”) of titanium feedstock, which is comprised of 91,000 MT of rutile and leucoxene, 220,000 MT of synthetic rutile, and 410,000 MT of titanium slag. Our TiO2 operations also have the capability to produce approximately 220,000 MT of zircon and 221,000 MT of pig iron.

Synthetic Rutile Production - Ilmenite may also be upgraded into synthetic rutile. Synthetic rutile, or upgraded ilmenite, is a chemically modified form of ilmenite that has the majority of the ferrous, non-titanium components removed, and is also suitable for use in the production of titanium metal or TiO2 using the chloride process. Ilmenite is converted to synthetic rutile in a two-stage pyrometallurgical and chemical process. The first stage involves heating ilmenite in a large rotary kiln. Coal is used as a heat source and, when burned in an oxygen deficient environment, it produces carbon monoxide, which promotes a reducing environment that converts the iron oxide contained in the ilmenite to metallic iron. The intermediate product, called reduced ilmenite, is a highly magnetic sand grain due to the presence of the metallic iron. The second stage involves the conversion of reduced ilmenite to synthetic rutile by removing the metallic iron from the reduced ilmenite grain. This conversion is achieved through aeration (oxidation), accelerated through the use of ammonium chloride as a catalyst, and acid leaching of the iron to dissolve it out of the reduced ilmenite. Activated carbon is also produced as a co-product of the synthetic rutile production process.

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

Zircon - Zircon (ZrSiO4) is a co-product of mining mineral sands deposits for titanium feedstock. Zircon is primarily used as an additive in ceramic glazes to add hardness, which makes the ceramic glaze more water, chemical and abrasion resistant. It is also used for the production of zirconium metal and zirconium chemicals, in refractories, as molding sand in foundries, and for TV screen glass, where it is noted for its structural stability at high temperatures and resistance to abrasive and corrosive conditions. Zircon typically represents a relatively low proportion of the in-situ heavy mineral sands deposits, but has a relatively higher value compared to other heavy mineral products. Refractories containing zircon are expensive and are only used in demanding, high-wear and corrosive applications in the glass, steel and cement industries. Foundry applications use zircon when casting articles of high quality and value where accurate sizing is crucial, such as aerospace, automotive, medical, and other high-end applications.

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

The primary raw materials used in the production of TiO2 include titanium feedstock, chlorine and coke. Chemicals used in the production of TiO2 include oxygen and nitrogen. Other chemicals used in the production of TiO2 are purchased from various companies under long-term supply contracts. In the past, we have been, and we expect that we will continue to be, successful in obtaining short-term and long-term extensions to these and other existing supply contracts prior to their expiration. We expect the raw materials purchased under these contracts, and contracts that we may enter into in the near term, to meet our requirements over the next several years.

Marketing

We supply and market TiO2 under the brand name TRONOX® to approximately 700 customers in approximately 100 countries, including market leaders in each of the key end-use markets for TiO2, and we have supplied each of our top ten customers with TiO2 for more than 10 years. For information regarding 2017 sales volume by geography and end-use market, see section “Segment and Geographic Revenue Information”.

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

Our three TiO2 production facilities are strategically positioned in key geographies. The Hamilton facility located in Mississippi USA, is one of the largest TiO2 production facilities in the world, and has the size and scale to service customers in North America and around the globe. Our Kwinana plant, located in Australia, is well positioned to service the growing demand from Asia. Our Botlek facility, located in the Netherlands, services our European customers and certain specialized applications globally.

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

We face competition from competitors with facilities in multiple regions, including Chemours, Cristal Global, Venator and Kronos Worldwide Inc. In addition to the major competitors discussed above, we compete with numerous regional producers, including producers in China such as Lomon Billions, CNNC and Blue Star.

Electrolytic Manganese Dioxide Manufacturing and Marketing

Our electrolytic and other chemical products operations are primarily focused on advanced battery materials and specialty boron products.

Electrolytic manganese dioxide (“EMD”) - EMD is the active cathode material for alkaline batteries used in flashlights, electronic games, and medical and industrial devices. We believe that we are one of the largest producers of EMD for the global alkaline battery industry. EMD quality requirements for alkaline technology are much more demanding than for zinc carbon technology and, as a result, alkaline-grade EMD commands a higher price than zinc carbon-grade EMD. The United States (“U.S.”) primary battery market, predominantly based on alkaline-grade EMD, is the largest in the world followed by China and Japan according to publicly available industry reports. As such, we expect demand for alkaline-grade EMD to be flat as the demand stabilizes for devices using primary batteries.

Boron - Specialty boron product end-use applications include semiconductors, pharmaceuticals, high-performance fibers, specialty ceramics and epoxies, as well as igniter formulations. According to publicly available industry reports, we are one of the leading suppliers of boron trichloride, along with JSC Aviabor, Sigma-Aldrich Corporation, and several Asian manufacturers. We anticipate demand for boron trichloride will remain positive, driven primarily by the growth of the semiconductor industry.

Research and Development

We have research and development facilities that service our products, and focus on applied research and development of both new and existing processes. Our research and development facilities supporting our mineral sands business are located in South Africa, while the majority of scientists supporting our pigment and electrolytic research and development efforts are located in Oklahoma City, Oklahoma, USA.

New process developments are focused on increased throughput, efficiency gains and general processing equipment-related improvements. Ongoing development of process technology contributes to cost reduction, enhanced production flexibility, increased capacity, and improved consistency of product quality. In 2017, our product development and commercialization efforts were focused on several TiO2 products that deliver added value to customers across all end use segments by way of enhanced properties of the pigment.

Patents, Trademarks, Trade Secrets and Other Intellectual Property Rights

Protection of our proprietary intellectual property is important to our business. At December 31, 2017, we held 38 U.S. patents, 6 patent applications, and approximately 217 in foreign counterparts, including both issued patents and pending patent applications. Our U.S. patents have expiration dates ranging through 2035. Additionally, we have 5 trademark registrations in the U.S., as well as 54 trademark counterpart registrations in foreign jurisdictions.

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

We protect the trademarks that we use in connection with the products we manufacture and sell, and have developed value in connection with our long-term use of our trademarks; however, there can be no assurance that the trademark registrations will provide meaningful protection against the use of similar trademarks by competitors, or that the value of our trademarks will not be diluted. The same can be said for our patents and patent applications, which may in the future be the subject of a challenge regarding validity as well as ownership, requiring a defense of the patent/application through legal proceedings, which inherently introduce a degree of business uncertainty and risk. We also use and rely upon unpatented proprietary knowledge, continuing technological innovation and other trade secrets to develop and maintain our competitive position. We conduct research activities and protect the confidentiality of our trade secrets through reasonable measures, including confidentiality agreements and security procedures. While certain patents held for our products and production processes are important to our long-term success, more important is the operational knowledge we possess.

Employees

As of December 31, 2017, Tronox had approximately 3,400 employees worldwide, of which 700 are located in the U.S., 600 in Australia, 1,800 in South Africa, and 300 in the Netherlands and other international locations. Our TiO2 segment employees in the U.S. are not represented by a union or collective bargaining agreement. In South Africa, approximately 73% of our workforce belongs to a union. In Australia, most employees are not currently represented by a union, but approximately 46% are represented by a collective bargaining agreement. In the Netherlands, approximately 49% of our employees are represented by a collective bargaining agreement and 27% are members of a union. We consider relations with our employees and labor organizations to be good.

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

Regulation of the Mining Industry in South Africa

There are numerous mining-related laws and regulatory authorizations that may impact the performance of our business. These include but are not limited to: the Mineral and Petroleum Resources Royalty Act, which imposes a royalty on refined and unrefined minerals payable to the South African government; the Mineral and Petroleum Resources Development ACT (the “MPRDA”), which governs the acquisition, use and disposal of mineral rights; the South African Minerals Act, which requires each new mine to prepare an Environmental Management Program Report for approval by the South African Department of Mineral Reserves (DMR); the Revised South African Mining Charter, effective September 2010, which requires, among other conditions, that mining entities achieve a 26% historically disadvantaged persons ownership of mining assets and the Black

Economic Empowerment (“BEE”) legislation in South Africa. The DMR has proposed changes to the mining charter that would make requirements more stringent. These changes are being challenged by the Chamber of Mines, an industry employers’ organization representing South African mining companies, the outcome of which is uncertain. See Item 1A. Risk Factors.

Regulation of the Mining Industry in Australia

Mining operations in Western Australia are subject to a variety of environmental protection regulations including but not limited to: the Environmental Protection Act (the “EPA”), the primary source of environmental regulation in Western Australia, and, the Environment Protection and Biodiversity Conservation Act 1999 (Cth), which established the federal environment protection regime and prohibits the carrying out of a “controlled action” that may have a significant impact on a “matter of national environmental significance.”

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

Chemical Registration

The European Union (the “EU”) adopted a regulatory framework for chemicals in 2006 known as Registration, Evaluation and Authorization of Chemicals (“REACH”). Manufacturers and importers of chemical substances must register information regarding the properties of their existing chemical substances with the European Chemicals Agency. The timeline for existing chemical substances to be registered is based on volume and toxicity. The first group of chemical substances was required to be registered in 2010, with additional registrations due in 2013 and 2018. We registered those products requiring registration by the 2010 and 2013 deadlines. The REACH regulations also require chemical substances, which are newly imported or manufactured in the EU to be registered before being placed on the market. We are now focused on the authorization phase of the REACH process, and are making efforts to address “Substances of Very High Concern” and evaluating potential business implications. As a chemical manufacturer with global operations, we are also actively monitoring and addressing analogous regulatory regimes being considered or implemented outside of the EU, for example, in Korea and Taiwan.

In May 2016, France’s competent authority under REACH submitted a proposal to the European Chemicals Agency (“ECHA”) that would classify TiO2 as carcinogenic to humans by inhalation. The Company together with other companies and trade associations representing the TiO2 industry and industries consuming our products, submitted comments opposing the classification, based on evidence from epidemiological and other scientific studies. On October 12, 2017, ECHA’s Committee for Risk Assessment (“RAC”) released a written opinion dated September 14, 2017 stating that based on the scientific evidence it reviewed, there is sufficient grounds to classify TiO2 under the EU’s Classification, Labelling and Packaging Regulation (“CLP”) as a Category 2 Carcinogen, but only with a hazard statement describing the risk by inhalation. The European Commission will review the RAC’s formal recommendation to determine what regulatory measures, if any, should be taken. If the European Commission decides to adopt this classification, it could require that products manufactured with TiO2 be classified as containing carcinogenic materials, which could impact our business by inhibiting the marketing of products containing TiO2 to consumers, and subject our manufacturing operations to new regulations that could increase costs. Any classification, use restriction or authorized requirement for use imposed by the ECHA could have additional effects under other EU laws (e.g., those affecting medical and pharmaceutical applications, cosmetics, food packaging and food additives) and/or trigger heightened regulatory scrutiny in countries and local jurisdictions outside the EU based on health and safety grounds. It is also possible that heightened regulatory scrutiny would lead to claims by consumers or those involved in the production of such products alleging adverse health impacts. See Item 1A. Risk Factors.

Greenhouse Gas Regulation

Globally, our operations are subject to regulations that seek to reduce emissions of “greenhouse gases” (“GHGs”). We currently report and manage GHG emissions as required by law for sites located in areas requiring such managing and reporting (EU/Australia). While the U.S. has not adopted any federal climate change legislation, the U.S. Environmental Protection Agency (“EPA”) has introduced some GHG programs. For example, under the EPA’s GHG “Tailoring Rule,” expansions or new construction could be subject to the Clean Air Act’s Prevention of Significant Deterioration requirements. Some of our facilities are currently subject to GHG emissions monitoring and reporting. Changes or additional requirements due to GHG regulations could impact our capital and operating costs; however, it is not possible at the present time to estimate any financial impact to these U.S. operating sites. Also, some in the scientific community believe that increasing concentrations of GHGs in the atmosphere may result in climatic changes. Depending on the severity of climatic changes, our operations could be adversely affected. See Item 1A. Risk Factors.

Segment and Geographic Revenue Information

The tables below summarize Tronox Limited 2017 sales volume by geography and end-use market:

2017 Sales Volume by Geography
North America	40%
Latin America	5%
Europe	28%
Asia-Pacific	27%

2017 Sales Volume by End-Use Market
Paints and Coatings	79%
Plastics	17%
Paper and Specialty	4%

Financial information by segment and geographic region is set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 22 of Notes to consolidated financial statements.

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

On February 21, 2017, we entered into a transaction agreement to acquire the titanium dioxide business of The National Titanium Dioxide Co. Limited (“Cristal”) and on March 1, 2018, we amended the Transaction Agreement to provide for revised terms with respect to such acquisition in certain respects (the “Cristal Transaction”). Completion of the Cristal Transaction is subject to certain closing conditions, including certain regulatory approvals.

On December 5, 2017, the U.S. Federal Trade Commission (“FTC”) announced that it would not approve the Cristal Transaction as proposed and filed an administrative action to prevent the parties from consummating the transaction. On December 21, 2017, the European Commission announced that after its initial review, it would pursue a more in-depth investigation (commonly called a “Phase II investigation”) of the Cristal Transaction before reaching a decision to approve it, with or without conditions. The transaction agreement provides for customary representations, warranties and covenants that are subject, in some cases, to specified exceptions and qualifications contained in the transaction agreement. There can be no assurance, however, that all closing conditions for the Cristal Transaction will be satisfied and, if they are satisfied, that they will be satisfied in time for the closing to occur by June 30, 2018 (subject to automatic 3-month extensions to March 31, 2019 if necessary based on the status of outstanding regulatory approvals), at which time either party to the transaction agreement may mutually agree to extend the closing date or terminate the transaction agreement if the Cristal Transaction has not closed by such time.

The Cristal Transaction is conditioned on the Company obtaining financing sufficient to fund the cash consideration, and the transaction agreement provides that the Company must pay to Cristal a termination fee of $100 million if all conditions to closing, other than the financing condition, have been satisfied and the transaction agreement is terminated because closing of the Cristal Transaction has not occurred by June 30, 2018 (subject to automatic 3-month extensions to March 31, 2019 if necessary based on the status of outstanding regulatory approvals). In the event that such termination by Tronox is (i) on or after January 1, 2019, and Tronox elects to terminate the Transaction Agreement if it determines that the outstanding regulatory approvals are not reasonably likely to be obtained; or (ii) if regulatory approval has not been obtained by March 31, 2019 and Tronox or Cristal elects to terminate the Transaction Agreement; then Tronox is required to pay Cristal a $60 million termination fee. Tronox completed its refinancing during the third quarter of 2017. See Note 15 of notes of consolidated financial statements.

The cash portion of the consideration in the Cristal Transaction will be funded through a combination of proceeds from the Alkali Sale, which was completed on September 1, 2017, the refinancing of our debt, including the Blocked Term Loan and cash on hand. See Note 15 of notes to the consolidated financial statements.

If the acquisition of the Cristal TiO2 business is not completed, our ongoing business and financial results may be adversely affected and we will be subject to a number of risks, including the following:

•	depending on the reasons for the failure to complete the Cristal Transaction we could be liable to Cristal for a termination fee or other damages in connection with the termination or breach of the transaction agreement;
•	we have dedicated and we expect we will continue to commit significant time and resources, financial and otherwise, in planning for the acquisition and the associated integration; and
•	while the transaction agreement is in effect prior to closing the Cristal Transaction, we are subject to certain restrictions on the conduct of our business, which may adversely affect our ability to execute certain of our business strategies.

In addition, if the Cristal Transaction is not completed or is completed subject to conditions or remedies, we may experience negative reactions from the financial markets and from our customers and employees and/or lose the anticipated benefits of owning all or portions of Cristal’s TiO2 business. If the acquisition is not completed, these risks may materialize and may adversely affect our business, results of operations, cash flows, as well as the price of our Class A Shares.

Concentrated ownership of our ordinary shares by Cristal and Exxaro may prevent minority shareholders from influencing significant corporate decisions and may result in conflicts of interest.

Following the closing of the Cristal Transaction, Cristal Inorganic Chemicals Netherlands Coöperatief W.A. (“Cristal Inorganic”), a wholly-owned subsidiary of Cristal, will own approximately 24% of the outstanding ordinary shares (including both our Class A Shares and Class B Shares) of the Company. Following the closing of the Cristal Transaction and assuming that Exxaro does not engage in additional sales of its Class B Shares, Exxaro will own approximately 18% of the Company’s outstanding ordinary shares (including both our Class A Shares and Class B Shares).

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

In addition, under the shareholders agreement, to be entered into upon the closing of the Cristal Transaction (the “Cristal Shareholders Agreement”), among the Company, on the one hand, and Cristal, Cristal Inorganic and the three shareholders of Cristal, on the other hand (collectively, the “Cristal Shareholders”), as long as the Cristal Shareholders, collectively, beneficially own at least 24,900,000 or more of Class A Shares, they will have the right to designate for nomination two Class A Directors of the Board (defined below) and, as long as they beneficially own at least 12,450,000 Class A Shares but less than 24,900,000 Class A Shares, they will have the right to designate for nomination one Class A director of the Board. The Cristal Shareholders Agreement also will provide that as long as the Cristal Shareholders own at least 11,743,750 Class A Shares, they will be granted certain preemptive rights. Also under the Cristal Shareholders Agreement, the Company has agreed to file promptly after the closing of the acquisition a registration statement covering approximately four percent of the then-outstanding ordinary shares of the Company, which may be sold as soon as such registration statement is effective. Other than with respect to those shares, the Cristal Shareholders Agreement will include restrictions on Cristal Inorganic’s ability to transfer any of its Class A Shares for a period of two years after the closing of the acquisition other than to certain permitted transferees after the later of eighteen months and the resolution of all indemnification claims under the Transaction Agreement subject to certain further limitations. The Cristal Shareholders Agreement will also contain certain demand and piggyback registration rights, which commence after the transfer restriction period expires. Exxaro’s rights under our Constitution and Shareholder’s Deed will remain unchanged following the Cristal Transaction.

As a result of these or other factors, the market price of our Class A Shares could decline. In addition, this concentration of share ownership may adversely affect the trading price of our Class A Shares because investors may perceive disadvantages in owning shares in a company with significant shareholders.

We may not be able to realize anticipated benefits of the Cristal Transaction, including expected synergies, earnings per share accretion or earnings before interest, taxes, depreciation and amortization (“EBITDA”) and free cash flow growth and we will be subject to business uncertainties that could adversely affect our business.

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

There is also the possibility that:

•	the acquisition may result in our assuming unexpected liabilities;
•	we may experience difficulties integrating operations and systems, as well as company policies and cultures;
•	we may fail to retain and assimilate employees of the acquired business; and
•	problems may arise in entering new markets in which we have little or no experience.

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

Our TiO2 revenue and profitability is dependent on direct sales of TiO2 to end user customers and sales of TiO2 feedstock to TiO2 producers. TiO2 is a chemical used in many “quality of life” products for which demand historically has been linked to global, regional and local GDP and discretionary spending, which can be negatively impacted by regional and world events or economic and market conditions. Such events can cause a decrease in demand for our products and market prices to fall, which may have an adverse effect on our results of operations and financial condition. A substantial portion of our products and raw materials are commodities that reprice as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to vary with changes in the business cycle. Our TiO2 prices may do so in the near term as ore prices and pigment prices are expected to fluctuate in the short term and over the next few years.

A significant portion of the demand for our products comes from manufacturers of paint and plastics, and other industrial customers. Companies that operate in the industries that these industries serve, including the automotive and construction, may experience significant fluctuations in demand for their own end products because of economic conditions, changes in consumer demand, or increases in raw material and energy costs. In addition, many large end users of our products depend upon the availability of credit on favorable terms to make purchases of raw materials such as TiO2. As interest rates increase or if our customers’ creditworthiness deteriorates, this credit may be expensive or difficult to obtain. If these customers cannot obtain credit on favorable terms, they may be forced to reduce their purchases. These and other factors may lead some customers to seek renegotiation or cancellation of their arrangements with our businesses, which could have a material adverse effect on our results of operations. Additionally, Chinese producers are significant participants in the TiO2 market and Chinese exports can also affect demand and the price for our products.

TiO2 pigment and feedstock prices have been and in the future may be volatile. Price declines for our products will negatively affect our financial position and results of operations.

Additionally, historically, the global market and, to a lesser extent, the domestic market for TiO2 pigment and feedstock have been volatile, and those markets are likely to remain volatile in the future. Prices for TiO2 pigment and feedstock may fluctuate in response to relatively minor changes in the supply of and demand for these products, market uncertainty and other factors beyond our control.

Factors that affect the price of our products include, among other things:

•	overall economic conditions;
•	the level of customer demand, including in the paint, paper and plastics industries;
•	the level of production and exports of our products globally;
•	the level of production and cost of materials used to produce TiO2, including synthetic materials, globally;

•	the cost of energy consumed in the production of TiO2, including the price of natural gas, electricity and coal;
•	the impact of competitors increasing their capacity and exports;
•	domestic and foreign governmental relations, regulations and taxes; and
•	political conditions or hostilities and unrest in regions where we export our TiO2 products.

TiO2 pigment pricing pressure can make it difficult to predict the cash we may have on hand at any given time, and a prolonged period of price declines may materially and adversely affect our financial position, liquidity, ability to finance planned capital expenditures and results of operations.

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

The financial condition and results of operations of our operating entities outside the U.S. are reported in various foreign currencies, primarily the South African Rand, Australian Dollars and Euros, and then converted into U.S. dollars at the applicable exchange rate for inclusion in the financial statements. As a result, any volatility of the U.S. dollar against these foreign currencies creates uncertainty for and may have a negative impact on reported sales and operating margin. We have made a U.S. dollar functional currency election for both Australian financial reporting and federal income tax purposes. On this basis, our Australian entities report their results of operations on a U.S. dollar basis. In addition, our operating entities often need to convert currencies they receive for their products into currencies in which they purchase raw materials or pay for services, which could result in a gain or loss depending on fluctuations in exchange rates.

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

South Africa has continued undergoing political and economic challenges. Changes to or instability in the economic or political environment in South Africa, especially if such changes create political instability, actual or potential shortages of production materials or labor unrest, could result in production delays and production shortfalls, and materially impact our production and results of operations.

In South Africa, our mining and smelting operations depend on electrical power generated by Eskom, the state-owned sole energy supplier. South African electricity prices have risen during the past few years, and future increases are likely. Additionally, our KZN Sands operations currently use approximately 328,000 gigajoules of Sasol gas, which is available only from Sasol Limited; however, we could replace approximately 30% to 44% of our current Sasol gas usage with furnace off-gas produced by KZN Sands, if necessary.

We use significant amounts of water in our operations, which could impose significant costs. Use of water in South Africa is governed by water-use licenses. Our KZN mining operation in South Africa uses water to transport the slimes or sand from reclaimed areas to the processing plant and to the tailings facilities. Additionally, South Africa is currently experiencing a drought resulting in water restrictions being imposed in certain areas, most notably recently in the Western Cape where our Namakwa Sands operations are located. A prolonged drought in a region of South Africa may lead to continued, or more severe water restrictions, either of which could have a material adverse effect on our business, financial condition or results of operations. Under South African law, our South African mining operations are subject to water-use licenses that govern each operation. These licenses require, among other conditions, that mining operations achieve and maintain certain water quality limits for all water discharges, where applicable. Our South African operations that came into existence after the adoption of the National Water Act, No. 36 of 1998 have applied for and been issued the required water-use licenses. However, changes to water-use licenses could affect our operational results and financial condition. On May 13, 2016, the Department of Water and Sanitation of the Republic of South Africa announced water restrictions affecting users of the fresh water supply to our Namakwa Sands operations. On December 12, 2017 the Department of Water and Sanitation published a notice in terms of the National Water Act (1998) curtailing water usage by 45% for residential and commercial users and 60% for agricultural users. Saldanha Bay Municipality, where our Namakwa Sands Smelter is located, is currently on Level 5 water restrictions and tariffs. While these restrictions have not curtailed our mining or processing operations to date, the reservoirs that store water for the system, which also supplies fresh water to the residents of the City of Cape Town, are at historically low levels and there can be no assurance that further use restrictions or supply curtailments may have a materially adverse impact on our operations at Namakwa Sands and as a result the financial condition and results of operations of our business. Namakwa Sands operations continues to implement freshwater consumption reduction initiatives and finding alternative sources of water to reduce reliance on the city’s water system.

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

Our operations in South Africa are reliant on services provided by the state agency, Transnet, for limited rail transport services at Namakwa Sands. Furthermore, they provide extensive dockside services at both the ports of Richards Bay and Saldanha Bay. Delays, particularly those caused by industrial actions, could have a negative impact on our business, operating results and financial condition.

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

Our flexibility in managing our labor force may be adversely affected by labor and employment laws in the jurisdictions in which we operate, many of which are more onerous than those of the U.S.; and some of our labor force has substantial workers' council or trade union participation, which creates a risk of disruption from labor disputes and new laws affecting employment policies.

Labor costs constituted approximately 29% of our production costs in 2017. The majority of our employees are located outside the U.S. In most of those countries, labor and employment laws are more onerous than in the U.S. and, in many cases, grant significant job protection to employees, including rights on termination of employment.

In South Africa, over 73% of our workforce belongs to a union. In Australia, most employees are not currently represented by a union, but approximately 46% are represented by a collective bargaining agreement. In the Netherlands, approximately 49% of our employees are represented by a collective bargaining agreement and 27% are members of a union.

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

Our operations depend upon critical equipment that require scheduled upgrades and maintenance and, may suffer unanticipated breakdowns or failures. As a result, our mining operations and processing may be interrupted or curtailed, which could have a material adverse effect on our results of operations.

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

Our ability to service our debt and fund our planned capital expenditures and ongoing operations will depend on our ability to generate and increase cash flow, and our access to additional liquidity sources. Our ability to generate and increase cash flow is dependent on many factors, including:

•	the transfer of funds from subsidiaries in the U.S. to certain foreign subsidiaries;
•	our ability to obtain raw materials at reasonable prices or to raise prices to offset, in whole or in part, the effects of higher raw material costs;
•	the selling price of our products;
•	our ability to adequately deliver customer service and competitive product quality;
•	the impact of competition from other chemical and materials manufacturers and diversified companies;
•	general world business conditions, economic uncertainty or downturn and the significant downturn in housing construction and overall economies;
•	the effects of governmental regulation on our business;
•	tariffs, trade duties and other trade barriers; and
•	political and social instability.

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

Each of our markets is highly competitive. Competition in the TiO2 segment industry is based on a number of factors such as price, product quality, and service. We face significant competition from major international and smaller regional competitors. Our most significant competitors include major chemical and materials manufacturers and diversified companies, a number of which have substantially larger financial resources, greater personnel, and larger facilities than we do. We also compete with numerous smaller, regional producers as well as Chinese producers that have significantly expanded their sulphate TiO2 production capacity in recent years and have also commenced the commercial production of TiO2 via chloride technology.

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

Our mining and production processes consume significant amounts of energy and raw materials, the costs of which can be subject to worldwide, as well as, local supply and demand, as well as other factors beyond our control. In 2017, raw materials used in the production of TiO2 constituted approximately 44% of our operating expenses. Fuel and energy linked to commodities, such as diesel, heavy fuel oil and coal, and other consumables, such as chlorine, illuminating paraffin, electrodes, and anthracite, consumed in our TiO2 manufacturing and mining operations form an important part of our TiO2 operating costs. We have no control over the costs of these consumables, many of which are linked to some degree to the price of oil and coal, and the costs of many of these raw materials may fluctuate widely for a variety of reasons, including changes in availability, major capacity additions or reductions, or significant facility operating problems. These fluctuations could negatively affect our TiO2 operating margins, our profitability or planned capital expenditures. As these costs rise, our operating expenses will increase and could adversely affect our business, especially if we are unable to pass price increases in raw materials through to our customers.

The agreements and instruments governing our debt contain restrictions and limitations that could affect our ability to operate our business, as well as impact our liquidity.

As of December 31, 2017, our total principal amount of debt was approximately $3.2 billion. Our credit facilities contain covenants that could adversely affect our ability to operate our business, our liquidity, and our results of operations. These covenants restrict, among other things, our and our subsidiaries’ ability to:

•	incur or guarantee additional indebtedness;
•	complete asset sales, acquisitions or mergers;
•	make investments and capital expenditures;
•	prepay other indebtedness;
•	enter into transactions with affiliates; and
•	fund additional dividends or repurchase shares.

Certain of our facilities, including our $550 million Wells Fargo Revolver and, together with the $2.15 billion New Term Loan Facility, $584 million aggregate principal amount of our Senior Notes due 2022 and our $450 million aggregate principal amount of our Senior Notes due 2025, all defined below, include requirements relating to the ratio of adjusted EBITDA to indebtedness or certain fixed charges. The breach of any covenants or obligations in our credit facilities, not otherwise waived or amended, could result in a default under the applicable debt obligations (and cross-defaults to certain other debt obligations) and could trigger acceleration of those obligations, which in turn could trigger other cross defaults under other future agreements governing our long-term indebtedness. In addition, the secured lenders under the credit facilities could foreclose on their collateral, which includes equity interests in our subsidiaries, and exercise other rights of secured creditors. Any default under those credit facilities could adversely affect our growth, our financial condition, our results of operations and our ability to make payments on our credit facilities, and could force us to seek the protection of bankruptcy laws.

A large portion of our shares is owned by a single shareholder, Exxaro.

At December 31, 2017, Exxaro held approximately 24% of the voting securities of Tronox Limited, and had two representatives serving as Directors on our nine-member board. On March 8, 2017, Exxaro announced its intention to begin pursuing a path to monetize its ownership stake in Tronox over time. On October 10, 2017, Exxaro sold 22,425,000 Class A ordinary shares in an underwritten registered offering (the “Exxaro Share Transaction”) reducing its ownership percentage of voting securities from 44% at December 31, 2016. Further sales by Exxaro will result in additional Class B Shares converting to Class A Shares and an increase in the number of Class A Shares outstanding could cause the market price of shares to decline.

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

Under the terms of the Shareholder’s Deed entered into upon completion of the Exxaro Transaction, Exxaro has agreed not to acquire any voting shares of Tronox Limited if, following such acquisition, Exxaro will have a voting interest in Tronox Limited of 50% or more unless Exxaro brings any proposal to make such an acquisition to the board of directors of Tronox Limited on a confidential basis. In the event an agreement regarding the proposal is not reached, Exxaro is permitted to make a takeover offer for all the shares of Tronox Limited not held by affiliates of Exxaro provided that binding acceptances are received from a majority of the shares not held by affiliates of Exxaro. Additionally, Exxaro is not contractually obligated to maintain its 26% share ownership in our South African subsidiaries. Although Exxaro is required to comply with applicable law and our constituent documents (including our Shareholders’ Agreement which sets forth the requirements by which Exxaro is obligated to continue to empower our two South African subsidiaries under BEE legislation), there is no assurance that Exxaro will not reduce its 26% stake in the future through a sale, disposition or other permissible transfer. Moreover, in the future, Exxaro may exchange its 26% interest in the mineral sands business for additional Class B Shares.

As a result of Exxaro’s significant ownership interest and its governance rights, Exxaro may be able to exert substantial influence over our management, operations and potential significant corporate transactions, including a change in control or the sale of all or substantially all of our assets. Exxaro’s influence may have an adverse effect on the trading price of our ordinary shares. See also Risk Factor “Risks of Cristal Transaction” for additional considerations related to ownership by Cristal of a significant minority interest in the Company upon closing of the Cristal Transaction.

Our South African operations may lose the benefit of the BEE status under South African legislation, resulting in the need to implement a remedial solution or introduce a new minority shareholder, which could negatively impact our South African operations.

BEE legislation was introduced into South Africa as a means to seek to redress the inequalities of the previous Apartheid system by requiring the inclusion of historically disadvantaged South Africans in the mainstream economy. Under BEE legislation, South African businesses are required to become “empowered”.

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

The mineral resource and reserve estimates are estimates of the quantity and ore grades in our mines based on the interpretation of geological data obtained from drill holes and other sampling techniques, as well as from feasibility studies. The accuracy of these estimates is dependent on the assumptions and judgments made in interpreting the geological data. The assessment of geographical characteristics, such as location, quantity, quality, continuity of geology and grade, is made with varying degrees of confidence in accordance with established guidelines and standards. We use various exploration techniques, including geophysical surveys and sampling through drilling and trenching, to investigate resources and implement applicable quality assurance and quality control criteria to ensure that data is representative. Our mineral reserves represent the amount of ore that we believe can be economically mined and processed, and are estimated based on a number of factors, which have been stated in accordance with SEC Industry Guide 7 (“Industry Guide 7”), the South African Code for Reporting of Exploration Results, Mineral Resources and Mineral Reserves 2007 version, as amended 2009 (SAMREC) and the Australian code for Reporting of Exploration Results, Mineral Resources the Joint Ore Reserves Committee Code (2012) (JORC).

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

We are subject to many environmental, health and safety regulations that may result in unanticipated costs or liabilities, which could reduce our profitability.

Our operations and production facilities are subject to extensive environmental and health and safety laws and regulations at national, international and local levels in numerous jurisdictions relating to use of natural resources, pollution, protection of the environment, mine site remediation, transporting and storing raw materials and finished products, and storing and disposing of hazardous wastes among other materials. Such laws include, in the U.S., the Clean Air Act and the Clean Water Act, protecting of air and water resources, the Toxic Substances Control Act (TSCA), and in the EU, the Registration, Evaluation, Authorization and Restrictions of Chemicals (“REACH”), REACH regulation, requiring registration of chemicals in commerce and reporting of potential known adverse effects, and numerous other local, state and federal laws and regulations governing materials transport and packaging. Analogous regimes exist in other parts of the world, including Australia and China and there are rules to conform chemical labeling in accordance with the globally harmonized system. Additional new laws and regulations may be enacted or adopted by various regulatory agencies globally. For example, TSCA reform was enacted in June 2016, and the U.S. EPA is in the process of developing new chemical control regulations.

The costs of compliance with the extensive environmental, health and safety laws and regulations or the inability to obtain, update or renew permits required for operation or expansion of our business could reduce our profitability or otherwise adversely affect our business. If we fail to comply with the conditions of our permits governing the production and management of regulated materials, mineral sands mining licenses or leases or the provisions of the applicable U.S., South African or Australian law, these permits, mining licenses or leases and mining rights could be canceled or suspended, and we could be prevented from obtaining new mining and prospecting rights, which could materially and adversely affect our business, operating results and financial condition. Additionally, we could incur substantial costs, including fines, damages, criminal or civil sanctions and remediation costs, or experience interruptions in our operations, for violations arising under these laws and regulations. In the event of a catastrophic incident involving any of the raw materials we use, or chemicals or mineral products we produce, we could incur material costs as a result of addressing the consequences of such event.

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

Moreover, certain environmental laws impose joint and several and/or strict liability for costs to clean up and restore sites where pollutants have been disposed or otherwise spilled or released. We are currently addressing certain areas of known contamination on our own properties, none of which we presently anticipate will result in any material costs or adverse impacts on our business or operations. However, we cannot be certain that we will not incur significant costs and liabilities for remediation or damage to property, natural resources or persons as a result of spills or releases from our operations or those of a third party.

The classification of TiO2 as a Category 2 Carcinogen in the European Union could result in more stringent regulatory control with respect to TiO2.

In May 2016, France’s competent authority under the EU’s REACH regulation submitted a proposal to the European Chemicals Agency (“ECHA”) that would classify TiO2 as carcinogenic in humans by inhalation. The Company together with other companies and trade associations representing the TiO2 industry and industries consuming our products, submitted comments opposing the classification, based on evidence from epidemiological and other scientific studies. On October 12, 2017, ECHA’s Committee for Risk Assessment (“RAC”) released a written opinion dated September 14, 2017 stating that based on the scientific evidence it reviewed, there is sufficient grounds to classify TiO2 under the EU’s Classification, Labelling and Packaging Regulation (“CLP”) as a Category 2 Carcinogen, but only with a hazard statement describing the risk by inhalation. The European Commission will review the RAC’s formal recommendation to determine what regulatory measures, if any, should be taken. If the European Commission decides to adopt this classification, it could require that products manufactured with TiO2 be classified as containing carcinogenic materials, which could impact our business by inhibiting the marketing of products containing TiO2 to consumers, and subject our manufacturing operations to new regulations that could increase costs. Any classification, use restriction or authorized requirement for use imposed by the ECHA could have additional effects under other EU laws (e.g., those affecting medical and pharmaceutical applications, cosmetics, food packaging and food additives) and/or trigger heightened regulatory scrutiny in countries and local jurisdictions outside the EU based on health and safety grounds. It is also possible that heightened regulatory scrutiny would lead to claims by consumers or those involved in the production of such products alleging adverse health impacts.

Our dependence on burning natural gas to generate electrical energy and steam and our manufacturing practices that release CO2 to the atmosphere could mean that governmental initiatives to limit the emission of GHG could have an adverse effect in the future on our costs and therefore our results of operations.

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

We are registered under the laws of Western Australia, Australia, and substantial portions of our assets are located outside of the U.S. In addition, certain members of our board of directors reside outside the U.S. As a result, it may be difficult for investors to effect service of process within the U.S. upon Tronox Limited or such other persons residing outside the U.S., or to enforce judgments outside the U.S. obtained against such persons in U.S. courts in any action, including actions predicated upon the civil liability provisions of the U.S. federal securities laws. In addition, it may be difficult for investors to enforce rights predicated upon the U.S. federal securities laws in original actions brought in courts in jurisdictions located outside the United States.

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

We also rely upon unpatented proprietary technology, expertise and other trade secrets to maintain our competitive position. While we maintain policies to enter into confidentiality agreements with our employees and third parties to protect our proprietary expertise and other trade secrets, these agreements may not be enforceable or, even if legally enforceable, we may not have adequate remedies for breaches of such agreements. We also may not be able to readily detect breaches of such agreements. The failure of our patents or confidentiality agreements to protect our proprietary technology, expertise or trade secrets could result in significantly lower revenues, reduced profit margins or loss of market share.

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

Our ability to use NOLs to offset future income may be limited.

Our ability to use any net operating losses (“NOLs”) and section 163(j) interest expense carryforwards (which are now subject to Section 382 limitations per the new recently enacted U.S. major tax reform legislation) generated by it could be substantially limited if we were to experience an “ownership change” as defined under Section 382 of the Code. In general, an “ownership change” would occur if our “5-percent shareholders,” as defined under Section 382 of the Code, including certain groups of persons treated as “5-percent shareholders,” collectively increased their ownership in us by more than 50 percentage points over a rolling three-year period. The Exxaro Share Transaction and the issuance of the Class A ordinary shares to Cristal Netherlands in connection with the Cristal Transaction may result in an “ownership change” for U.S. federal and applicable state income tax purposes. Should Exxaro decide to sell a significant portion of their remaining ownership in the future, an “ownership change” will most likely occur. A corporation that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-ownership change NOLs (and certain other losses and/or credits) equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate for the month in which the ownership change occurs. Although our NOLs continue to have full valuation allowances, such a limitation could, for any given year, have the effect of increasing the amount of our U.S. federal income tax liability, which would negatively impact our financial condition and the amount of after-tax cash available for distribution to holders of our ordinary shares.

We could be subject to changes in tax rates, adoption of new tax laws or additional tax liabilities.

We are subject to taxation in the United States, Australia and various other foreign jurisdictions. Our future effective tax rate could be affected by changes in statutory rates and other legislative changes, or changes in determinations regarding the jurisdictions in which we are subject to tax. From time to time, the U.S. federal, state and local and foreign governments make substantive changes to tax rules and their application, which could result in higher corporate taxes than would be incurred under existing tax law and could have an adverse effect on our results of operations or financial condition. From time to time, we are also subject to tax audits by various taxing authorities, including the Internal Revenue Service in the United States and the Australian Tax Office in Australia. Although we believe our tax positions are appropriate, the final determination of any tax audits could be materially different from our income tax provisions, accruals and reserves and any such unfavorable outcome from a tax audit could have a material adverse effect on our results of operations or financial condition.

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

Our businesses are capital intensive, and our success depends to a significant degree on our ability to develop and market innovative products and to update our facilities and process technology. We may require additional capital in the future to finance our growth and development, implement further marketing and sales activities, fund ongoing research and development activities and meet general working capital needs. Our capital requirements will depend on many factors, including acceptance of, and demand for our products, the extent to which we invest in new technology and research and development projects, and the status and timing of these developments, as well as general availability of capital from debt and/or equity markets. Additional financing may not be available when needed on terms favorable to us, or at all. Further, the terms of our debt may limit our ability to incur additional indebtedness or issue additional equity. If we are unable to obtain adequate funds on acceptable terms, we may be unable to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures, which could harm our results of operations, financial condition and business prospects.

Item 1B.	Unresolved Staff Comments

There are no unresolved comments that were received from the SEC staff.

Item 2.	Properties

Below are our primary offices and facilities at December 31, 2017. We believe our properties are in good operating condition, and are well maintained. Pursuant to separate financing agreements, substantially all of our U.S. properties are pledged or encumbered to support or otherwise provide security for our indebtedness.

Corporate

Our corporate offices consisted of the following:

Location	Owned/Leased	Offices
Stamford, Connecticut	Leased	263 Tresser Boulevard, Suite 1100
Kwinana Beach, Western Australia	Owned	Lot 22 Mason Road, Kwinana Beach WA 6167, Australia
London, United Kingdom	Leased	25 Bury Street, 3rd Floor

TiO2 Segment

Mining Operations

Our KZN Sands operations consist of the Fairbreeze mine, a concentration plant, a mineral separation plant and a smelter complex with two furnaces.

Our Namakwa Sands operations include the Namakwa Sands mine, a primary concentration plant, a secondary concentration plant, a separation plant, and a smelter complex with two furnaces.

Our Western Australia operations consist of the Cooljarloo dredge mine and floating heavy mineral concentration plant and the Chandala metallurgical complex, which includes a mineral separation plant and a synthetic rutile plant.

Pigment Operations

Our owned office at 3301 NW 150th Street in Oklahoma City, Oklahoma is used for our pigment management operations and research and development.

Our pigment facilities consist of the physical assets necessary and appropriate to produce, distribute and supply our TiO2, and consist mainly of manufacturing and distribution facilities. The following table summarizes our TiO2 production facilities and production facilities and capacity (in gross MT per year), by location:

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

Mineral Properties

As of December 31, 2017, we owned mining rights to ore reserves described herein at our three mineral sands operations in South Africa and Western Australia, where we mine heavy mineral sands to supply titanium mineral feedstock to our TiO2 manufacturing business and co- products for external sale.

Each mining operation maintains a Life-of-Mine Plan (“LOMP”), which is a strategic business plan for short and long-term mine planning and decision-making. A LOMP is based, in part, on estimated mineral reserves and can serve as a road map for mine development and planning, resource development, production targets, marketing, and financial management.

Reporting of Ore Reserve and Mineral Resources

U.S. registrants are required to report ore reserves under Industry Guide 7, “Description of Property by Issuers Engaged or To Be Engaged in Significant Mining Operations”. Industry Guide 7 requires that sufficient technical and economic studies have been completed to reasonably assure economic extraction of the declared reserves, based on the parameters and assumptions current to the end of the reporting period.

The mineral reserve estimates are based on detailed geological, geotechnical, mine engineering and mineral processing inputs, into financial models developed and reviewed by Tronox employees and management in South Africa, Australia and the U.S., including senior personnel who have been involved with each of our active mining and mineral processing operations since the operations commenced.

Our heavy minerals reserves estimates have evolved from years of in-house reserve estimates, reconciliations and revised economic analyses and are routinely reviewed by third party consultants to comply with Industry Guide 7. Mineral reserve estimates are developed using conventional methods used in the mining industry, guided by the mineral resource reporting standards of the South African Code for the Reporting of Exploration Results, Mineral Resources and Mineral Reserves, also known as the SAMREC code (“SAMREC”), or the Australasian Code for Reporting of Exploration Results, Mineral Resources and Ore Reserves, also known as the JORC code (“JORC”). Definitions and determination of Proven and Probable Reserve estimates under Industry Guide 7 are equivalent in all material respects to the ore reserve classifications under SAMREC and JORC, both internationally recognized guidelines for disclosures of mineral resources and reserves designed to ensure transparency, data validity and standardized methodologies for estimating the size and grades of mineral deposits. Both SAMREC and JORC require technical resource reports, written or supervised by a professional certified as a Competent Person by one or more of the organizations responsible for development and maintenance of their respective reporting standards. Annual Mineral Resource and Ore Reserve Statements are prepared by experienced Tronox resource professionals for each of our three heavy mineral sand operating units, and reviewed by qualified experts who are certified by the professional organizations sanctioned under their respective country codes for disclosures of mineral resources and reserves.

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

Despite differences between Industry Guide 7 and SAMREC or JORC the methodologies for determination of mineral reserves, or “ore reserves,” and definitions of reserve classifications are essentially equivalent. The Proven and Probable heavy mineral (“HM”) reserves stated in the tables in this report are unmodified from the Proved and Probable HM reserves declared in the Mineral Resources and Reserves Statements submitted by our South African and Australian operations. Under Industry Guide 7, SAMREC and JORC, Proven (or “Proved”) reserves have a higher confidence level than Probable reserves.

Mining and Mineral Tenure

Industry Guide 7 requires us to describe our rights to access and mine the minerals we report as ore reserves and to disclose any change in mineral tenure of material significance. Our heavy mineral exploration and mining activities in South Africa and Australia are regulated by the South African Department of Mineral Resources and the Western Australia Department of Mines, Industry Regulation and Safety, respectively. All of our exploration and mining operations are subject to multiple levels of environmental regulatory review, that include approvals of environmental programs and public comment periods as pre-conditions to granting of mineral tenure. The rights and regulatory framework for minerals of relevance to Tronox are generally described below, followed by additional details of our three major mineral extraction and processing operations.

Mineral Tenure - South Africa

The South African Department of Mineral Resources (“DMR”) is the regulatory administrator of mineral rights in South Africa, subject to the provisions of the Mineral and Petroleum Resources Development Act (“MPRDA”), of 2004, amended 2009. The MPRDA vests all mineral rights in South Africa in the national government and establishes conditions for the acquisition and maintenance of prospecting and mining rights. Prospecting rights are initially granted for a maximum period of five years and can be renewed once for an extension of up to three years. Mining rights are granted by the DMR, subject to approvals by the Department of Environmental Affairs (“DEA”) of an Environmental Management Program (“EMP”) and an Integrated Water and Waste Use License.

Mining rights are valid for up to 30 years and may be extended by 30-year renewals. They may be revoked if the conditions of the EMP are breached or for other contraventions of the MPRDA. Environmental permitting and compliance are co-administered by the Western Cape DEA and Development Planning (Namakwa Sands) and the KZN DEA (KZN Sands). All rights, licenses and permits for Namakwa Sands and KZN Sands are in good standing.

Through Tronox Mineral Sands (Pty) Ltd, Namakwa Sands holds mining and prospecting rights, mostly at the active mining site near Brand-se-Baai.

Tronox also controls mining and prospecting rights in KwaZulu-Natal Province, on South Africa’s Indian Ocean coast, through our majority ownership of KZN Sands. Much of the surface access rights at the Fairbreeze mine are secured through an agreement with Mondi Ltd.

Mineral Tenure - Australia

Mining tenements in Western Australia include Prospecting Licenses, Exploration Licenses, Retention Licenses, Mining Leases, and other instruments set forth by the Western Australia Mining Act of 1978. Mining activities are governed by various laws and regulations administered by State and National agencies, particularly the Western Australia Department of Mines, Industry Regulation and Safety (DMIRS) and the Western Australia Department of Water and Environmental Regulation.

In Western Australia, Tronox controls mining leases, exploration and other licenses and rights. Mining and Public Environmental Review plans are approved for the Cooljarloo mine and the planned Dongara mine. Environmental Protection Agency approval of Cooljarloo West is anticipated during 2018.

Mining of the main Cooljarloo deposits are authorized by the Mineral Sands (Cooljarloo) Mining and Processing Agreement Act 1988 (WA), under Mineral Sands Agreement 268 (MSA 268), covering 9,745 hectares (24,080 acres). The remainder of our heavy mineral ore reserves are held by mining leases granted by the DMIRS. We hold 15 mining and attendant environmental approvals at the Dongara project. Three older mining leases are held at our Jurien property, the site of a former heavy mineral open pit mine operated by WMC in the 1970’s.

Mineral Sands - South Africa and Western Australia

HM sands are naturally concentrated granular minerals of high densities (conventionally above about 2.9 gm/cm3), formed by erosion, transport and concentration. Not all of the HM has commercial value, and a distinction is made between the Total Heavy Minerals (“THM”) and the portion of the THM composed of Valuable Heavy Minerals (“VHM”). VHM can be recovered at relatively low cost by gravity, magnetic and electrostatic separation techniques. In our disclosures, we express grade in terms of percentage of THM by weight in the ore, and express individual VHM as percentages of the total heavy minerals unless otherwise stated.

Our TiO2 business explores, acquires, mines and processes HMs to produce, commercial grades of VHM co-products, and upgrades the titanium mineral, ilmenite, into high-grade feedstock for our TiO2 manufacturing facilities. A diagram of our heavy mineral sand mining and processing — TiO2 pigment value chain is as follows:

All of our HM mining operations extract ilmenite, a titanium-iron oxide mineral, rutile, a premium TiO2 mineral feedstock and zircon, a zirconium silicate (ZrSiO4) mineral valuable for its application in a diverse range of industrial and construction end-uses. Leucoxene is a naturally upgraded form of ilmenite. Other heavy minerals present in our heavy mineral assemblages may have commercial value, subject to their recovery from heavy mineral concentrate (“HMC”) feed to our mineral separation plants. We recover and market staurolite, an aluminum silicate mineral used in sandblasting and other applications, at our Chandala mineral separation plant from the HMC feed from our Cooljarloo mine HMC. Other mineral constituents of potential value include garnet and monazite. Our reserve estimates are based solely upon the value of extractable and recoverable zircon, rutile, ilmenite and leucoxene.

In 2017, we mined VHM, including ilmenite, rutile, leucoxene, and zircon at three integrated operations: Namakwa Sands, Western Cape, South Africa, KZN and Tronox Northern Operations in, Western Australia. Our three TiO2 feedstock operating centers integrate ilmenite with metallurgical beneficiation. Ilmenite is converted to synthetic rutile (SR) in our Northern Operations in Western Australia, to provide SR feedstock to our Southern Operations TiO2 pigment manufacturing. Ilmenite is converted to titanium slag and pig iron in our integrated Namakwa and KZN smelter facilities in South Africa.

TRONOX MINERAL SAND PRODUCT CAPACITIES

Capacity (metric tons per year)	Namakwa Sands	KZN Sands	Western Australia	Total
Rutile(1)	31,000	25,000	35,000	91,000
Synthetic rutile	—	—	220,000	220,000
Titanium slag	190,000	220,000	—	410,000
Zircon(2)	125,000	55,000	40,000	220,000
Pig iron	100,000	121,000	—	221,000
Reserve life	25+ Years	12+ Years	20+ Years
Exploration rights & undeveloped reserves	Yes	Yes	Yes
(1)	Rutile includes natural rutile and leucoxene.
(2)	Includes all commercial grades of zircon

Namakwa Sands, Western Cape and KZN, South Africa

Our heavy mineral sand operations in South Africa include similar material flows from integrated mine-mineral separation-smelter value chains on the west and east coasts of South Africa. Both Namakwa and KZN Sands produce smelter products of titanium slag and pig iron, plus commercial grades of zircon and high-grade titanium mineral concentrates. In the Western Cape Province, we mine the large Namakwa heavy mineral deposit at Brand-se-Baai from two open-cut shovel-and-truck dry mines, each with a dedicated primary wet concentration plant. Primary concentrate is separated into magnetic and non-magnetic fractions at a secondary concentration plant at the mine, and the secondary concentrates are further processed at a mineral separation plant (“dry mill”) 52 km south of the mine at Koekenaap. Ilmenite, rutile and zircon are transported by rail to Saldanha Bay, where ilmenite is smelted in a two-furnace complex into titanium slag and pig iron. Chloride-grade slag, slag fines, pig iron, rutile and zircon are exported from our proprietary facilities at the Saldanha Bay deep-water port, about 150 km north of Cape Town.

Reserve estimates as of December 31, 2017, in accordance with SAMREC (2009) reporting standards, are: 43.8 million tonnes in-place HM, containing about 19.6 million metric tonnes ilmenite, 4.5 million tonnes zircon, and 4.0 million tonnes rutile and leucoxene from 687 million tonnes of ore. These reserves are sufficient to sustain the current rate of mining for over 25 years without any new reserve additions.

The Namakwa heavy mineral assemblage is diverse and heterogeneous, creating challenges to efficient recovery of valuable heavy minerals. Significant amounts of low-value heavy minerals in the Namakwa HM assemblage include: garnet, pyroxene, hematite, magnetite, and kyanite. Most of the ore reserves are hosted by a complex dune sand sequence over 40 meters thick, known as the Orange Feldspathic Sand, or “OFS.”. The OFS is significantly affected by the formation of hard duricrust layers and lenses, interpreted to be a chemical precipitate of variable amounts of silicon (Si), calcium (Ca), magnesium (Mg), iron (Fe), aluminum (Al) and other constituents from alkaline groundwater. The duricrust is superposed upon HM-bearing strata and adversely affects VHM recoveries. Additional reserves are hosted at the surface by a sheet-like layer of iron oxide-stained, wind-blown sand known as the red aeolian sand (RAS). No overburden is present.

Adjustments to our geotechnical-economic modelling and a comprehensive metallurgical program have enabled division of the West and East deposits into blocks of discrete geological domains with distinctive mineralogical and processing characteristics. Our improved understanding of Namakwa ore has led to improvements in liberation and recoveries of VHM.

The KZN Sands integrated mining-processing operation consists of the Fairbreeze mine, south of the coastal town of Mtunzini, 45 kilometers SSW of Richards Bay, a Central Processing Complex (“CPC”) at Empangeni, where ilmenite is fed to a dual electric arc furnace smelter for conversion into slag and pig iron, and storage and export facilities at the port of Richards Bay. Smelter products, rutile and zircon are exported from Richards Bay. The Fairbreeze deposit is hosted by deeply weathered “Berea-type” sands which are mined using a hydraulic mining technique that was pioneered at the now-depleted Hillendale mine from 2001-2013. High-pressure water jets disaggregate the fine-grained ore sand into a slurry that is pumped to a semi-mobile primary wet plant for the production of heavy mineral concentrate. HMC is hauled by truck 40 km to the Empangeni CPC, 18 km west of Richards Bay, for separation into rutile, zircon and ilmenite. Ilmenite is fed to an adjoining two-furnace smelter for production of titanium slag and pig iron. All products are exported from Richards Bay.

The Fairbreeze deposit is hosted by a complex of strandline/paleo-dune couplets, about two kilometers inland from the modern coastline, forming an elongate ridge extending about 12 km south-southwesterly from the town of Mtunzini with a maximum width of about two kilometers. No overburden is present. Modern erosion has dissected the deposit into five discrete ore bodies, named Fairbreeze A, B, C, C-Extension and D. The Fairbreeze dune complex is part of a regional, coast-parallel corridor of terraces and dunes collectively known as the Berea Red Sand that formed along the southeastern coast of Africa from Durban to Mombasa, in response to static sea levels of the Pliocene-Pleistocene. As with all heavy mineral sand deposits, iron-titanium oxides, rutile, zircon and other minerals in the HM assemblage at Fairbreeze are inherited from their source rock provenance and modified by selective sorting during deposition. Probable source rocks for the HM are the Natal Metamorphic Province and younger rift-related basalts.

Reserve estimates for KZN as of December 31, 2017, in accordance with SAMREC (2009) reporting standards, are: 177 million tonnes ore averaging 6.2% total heavy minerals. According to the Fairbreeze LOMP, our reserves are sufficient to sustain production for over 12 years.

Tronox Western Australia

Our Cooljarloo mine and Chandala metallurgical complex are the key components of our Northern Operations in Western Australia. Since the commencement of mining in December 1989, when ore reserves were manually calculated at a 2% THM cut-off grade, to December 31, 2017, cumulative production during 28 years of continuous mining at Cooljarloo totals over 18 million tonnes HMC. At the Cooljarloo mine, approximately 170 km north of Perth, two dredges in a single pond feed an ore slurry to a floating concentrator. HMC is hauled 110 km south by truck to our Chandala metallurgical complex near Muchea, 60 km north of Perth, for the recovery of ilmenite, rutile, leucoxene and zircon. Ilmenite is upgraded at Chandala to synthetic rutile (SR), a high-TiO2 feedstock for our integrated TiO2 pigment plant at Kwinana, south of Perth. The Kwinana pigment plant and other components of our Southern Operations in Western Australia are described in Part 1, Item 1.

Our Western Australia ore reserves of over 11.1 million tonnes of in-place total heavy minerals, including 5.8 million tonnes from Cooljarloo, 2.1 million tonnes from Cooljarloo West, and 3.2 million tonnes from Dongara, are sufficient to sustain our current value chain of HMC, multiple commercial grades of rutile, leucoxene and zircon, and SR feed to the Kwinana pigment plant for over 20 years.

Ore reserves from three-ore bodies at Cooljarloo West (Kestrel, Harrier and Woolka) will be dredge-mined as an extension to the life of our Cooljarloo mining operations. Since our 2006 acquisition of the Dongara project, 370 kilometers north of Perth, we have completed several feasibility studies and obtained all long lead-time approvals for mining of the Dongara deposits, including environmental licenses and permits.

The economic disadvantage of mining low-grade ore at Cooljarloo is offset by economies of scale, low-cost dredging, a high-quality VHM suite that constitutes nearly 80% of THM, and good processing characteristics of the ilmenite in its conversion to SR. Over our nearly three decades of operations, our professional staff in Western Australia has exploited opportunities to extract value from the integrated mine-to-pigment chain, allowing us to create one of the most efficient operations in the global mineral sands industry.

Heavy minerals at Cooljarloo and Cooljarloo West occur in multiple, NNW-trending strands and elongate tabular bodies parallel to the modern coastline. A swarm of HM bodies in the Cooljarloo district span an area 40 km NNW by a width of over 5 km, bounded on the east by the “Gingin” scarp. Shoreline and shallow off-shore HM placers accumulated on the Swan Coastal Plain during static sea levels of the Pleistocene, or “Ice Age”. Heavy minerals were derived from the granitic and gneissic “basement” of the Yilgarn craton east of the scarp and recycled from underlying Mesozoic sediments of the northern Perth Basin. Most of the economically extractible HM deposits in the Cooljarloo district are overlain by younger overburden. Shoreline HM placers of slightly younger ages than Cooljarloo are also overlain by variable overburden at Jurien and Dongara.

In 2017, 23 million tonnes of ore were mined from Cooljarloo ore reserves. New drilling, reevaluation of certain reserves and resources, and optimizations of the mine model resulted in a net decrease of our reserve base by 10 million tonnes. Further reviews of ore exploitation options are planned during 2018.

Our total heavy mineral reserves at December 31, 2017 in Western Australia, including Cooljarloo, Cooljarloo West and Dongara are 481 million tonnes of ore containing 11.1 million tonnes of heavy minerals, representing a 4.3% decrease in THM from our year-end 2016 estimate. Included in the in-ground heavy mineral reserves are approximately 6.5 million tonnes ilmenite, 1.2 million tonnes zircon, and 900,000 combined tonnes of rutile and leucoxene.

Our 2017 combined production from the three HM mining-processing centers are shown in the table below.

Tronox 2017 Production of TiO2, Feedstock and Co-Products

Tronox Operation	Rutile(1)	Zircon(2)	Synthetic Rutile	Titanium Slag	Pig Iron
	(Thousands of metric tonnes)
Namakwa Sands	30	121	—	180	101
KZN Sands	19	46	—	179	104
Tronox Western Australia	28	34	243	—	—
2017 Total	77	201	243	359	205
(1)	Natural rutile and leucoxene
(2)	Includes all commercial grades of zircon

Our South African and Australian mineral sands resource development strategy is guided by an in-house a resource development group comprised of key personnel with complementary expertise and experience. Our primary goal is to assure a long-term supply of titanium feedstocks to our vertically-integrated TiO2 value chain.

We believe our combined integrated titanium mining-to-titanium dioxide operations constitute the largest fully-integrated TiO2 value chain in the world, and the TiO2 business of Tronox is the world’s only mining-mineral processing chain with production of both titanium slag and synthetic rutile. Our captive slag from South Africa, synthetic rutile from Western Australia, and natural rutile from our three operations satisfy over 100% of our TiO2 feedstock requirements. Excess TiO2 feedstock can be marketed externally or stockpiled for future internal consumption.

Natural rutile, synthetic rutile, and titanium slag are to a certain extent fungible as titanium feedstocks for chloride pigment production. However, each titanium mineral and beneficiated mineral product has a discreet commercial market, and the commercial value of titanium feedstock is a function not only of TiO2 content and supply and demand balances, but also particle size, trace element geochemistry, logistics and other factors. The global TiO2 industry is a valued-added supply chain, with final product prices for TiO2 pigment, typically higher than that of ilmenite, the base load titanium mineral the industry. The revenue assumptions for titanium feedstocks applied in the determination of heavy mineral ore reserve estimates are based on our sales contracts, pricing assumptions in our integrated TiO2 value chain, and market intelligence.

Our LOMP and reserve estimates are derived from detailed techno-economic models created from extensive geological, mining and analytical databases, and optimized with respect to anticipated revenues, and costs. Cost assumptions are developed from our extensive experience and include mining parameters, processing recoveries, foreign exchange, and rehabilitation. Each of our operations reconcile predicted mining and processing metrics with actual production and recovery data on a monthly basis. Our models are updated as necessary and used to determine the ultimate ore boundaries, rather than a simple grade cut-off. To satisfy the disclosure rules in Industry Guide 7, our nominal cut-off grades are: 0.2% zircon at Namakwa Sands; 1.5% ilmenite at KZN Sands; and 1.3% THM (approximately 1% VHM) at Tronox Northern Operations, Western Australia.

Heavy Mineral Reserves

Ore reserves are those portions of mineral deposits that are economically and legally exploitable at December 31, 2017. All of our heavy mineral reserves are reported on the basis of in-place, economically extractable ore determined from comprehensive geological, mining and economic models and include dilution and mining losses. Ore is classified as either Proven or Probable, based on the level of confidence in the reserve estimates and cost/revenue assumptions.

The following table summarizes our heavy mineral ore reserves and their contained in situ THM and heavy mineral assemblages as of December 31, 2017. Increases or decreases in our reserves estimates from December 31, 2016 to December 31, 2017 are indicated as a percent of in-place THM reserves.

MINE / DEPOSIT	Reserve Category	Ore (million MT)	Average Grade (% THM)	In-Place THM (million MT)	VHM Assemblage (% of THM)			Change from 2016 (+ (-) %)
					Ilmenite	Rutile and Leucoxene	Zircon
Namakwa Sands Open Pit Dry Mine – Western Cape RSA
	Proven	195	8.6	16.7	35.7	7.8	9.1
	Probable	492	5.5	27.1	50.2	9.8	10.9
	Total Reserves	687	6.4	43.8	44.7	9.1	10.3	(5.6)%
KZN Sands Open Pit Hydraulic Mine – KZN RSA
	Proven	131	6.7	8.8	61.9	5.2	8.4
	Probable	46	4.6	2.1	53.3	5.0	7.2
	Total Reserves	177	6.2	10.9	60.2	5.2	8.1	(6.8)%
South Africa	Total Reserves	864		54.7				(5.9)%
Cooljarloo – Dredge Mine Western Australia
	Proven	294	1.8	5.4	60.5	7.7	10.2
	Probable	20	2.1	0.4	61.6	7.8	9.3
	Total Reserves	314	1.9	5.8	60.6	7.7	10.1	(7.9)%
Cooljarloo West Planned Dredge Mine – Western Australia
	Proven	—	—	—	—	—	—
	Probable	105	2.0	2.1	60.5	7.9	12.2
	Total Reserves	105	2.0	2.1	60.5	7.9	12.2
Dongara Planned Dry Mine – Western Australia
	Proven	62	5.2	3.2	48.7	8.9	10.9
	Probable	—	—	—	—	—	—
	Total Reserves	62	5.2	3.2	48.7	8.9	10.9
Western Australia	Total Reserves	481		11.1				(4.3)%
Global	Total Reserves	1,345		65.8				(5.6)%

Abbreviations and definitions:

MT —metric tonnes (1 metric ton = 1.10231 short tons)

Ore Reserves —the portions of our inventories of mineralized material inclusive of dilution, determined to be economically and legally exploitable as of December 31, 2017, classified as either Probable Reserves or Proven Reserves, based on level of confidence.

THM — total heavy minerals, with densities >2.9 g/cm3 regardless of commercial value

VHM — valuable heavy minerals, including Ilmenite, Rutile, Leucoxene & Zircon reported as percentage of THM.

Change from 2016 — Increase or decrease of estimated in-place THM in reserves, expressed as + or – percent change from 2016.

Key Assumptions — economic viability is determined by techno-economic modeling constructed from geological, analytical and geotechnical databases, mining parameters, metallurgical recovery assumptions, pit optimizations, and economic assumptions based on current operating costs, foreign exchange rates, and projected product sales prices at time of production. Historical sales prices by themselves are unreliable predictors of future prices, and our revenue forecasts are based on multiple factors, including market research, existing private contracts, and external consultant opinions. Nominal cut-off grades are 0.2% zircon at Namakwa Sands, 1.5% ilmenite at KZN Sands, and 1.3% THM (1% VHM) at Cooljarloo and Cooljarloo West.

Our forecast production of commercial-quality titanium mineral and zircon concentrates from reserves is based on mining rates, the heavy mineral assemblage and grade distributions, our experience in valuable mineral recoveries, and other inputs to our techno-economic models. Mining recoveries are typically 99-100%. Metallurgical recoveries vary widely as a function of mineral characteristics. Processing efficiencies are affected by many factors, including mineralogical diversity, grain size, morphology and surface coatings of the heavy minerals. To a practical extent, mineral separation technology is customized for the physical characteristics of each mining operation. Cumulative recovery factors for VHM in our mine concentrates, inclusive of HM concentration at the mine and production of mineral concentrates at the separation plant, are generally in the range of 70% to 95%. Actual recoveries are applied in our techno-economic models to determine economic viability. Unrecovered VHM in certain dry mill tailings streams are stockpiled, but their hypothetical value is not considered in our revenue assumptions.

Mineral reserve estimates, life-of mine projections, and revenue assumptions are inherently forward-looking and subject to market conditions, uncertainties and unanticipated events beyond our control. Our revenue assumptions are anchored by in-house and external forecasts of the prevailing sales prices for our mineral concentrates and beneficiated mineral products at the time of their anticipated sale, or consumption in our vertically-integrated TiO2 supply chain. In our experience, historical prices for commercial mineral concentrates and titanium feedstocks are not by themselves a reliable guide to future prices.

The following table compares the heavy mineral reserves reported for the three years ending December 31, 2017, 2016 and 2015:

3-Year Reserves (Mt In-Place THM)

	Reserve Life-Of-Mine	December 31,
		2017	2016	2015
		(In millions of MT)
Namakwa Sands	>25 years	43.8	46.4	47.8
KZN Sands	>12 years	10.9	11.7	12.0
Total South Africa		54.7	58.1	59.8
Cooljarloo and Cooljarloo West		7.9	8.4	8.2
Dongara		3.2	3.2	3.3
Total Western Australia	>20 years	11.1	11.6	11.5
Total Tronox		65.8	69.7	71.3

The above three -year total heavy mineral reserves for the Tronox Mineral Sands Division are expressed as millions of MT in-place THM for the years ended 2015 through 2017. LOMPs for each operation may include some non-reserve mineralized material not currently classified as reserves under SAMREC and JORC the guidelines, and the mine lives in the LOMPs may be longer than what can be supported by the reserves. Our LOMP’s and ore reserves support operational lives of over 25 years at Namakwa Sands, over 12 years at KZN Sands, and over 20 years at our Western Australia Northern Operations.

Item 3.	Legal Proceedings

Information required by this item is incorporated herein by reference to the section captioned “Notes to Consolidated Financial Statements, Note 17- Commitments and Contingencies” of this Form 10-K.

Item 4.	Mine Safety Disclosures

Information regarding mine safety and other regulatory actions at our mine in Green River, Wyoming, operated in conjunction with the Alkali business (which was sold on September 1, 2017), is included in Exhibit 95 of this Form 10-K.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market for our Class A ordinary shares

Our Class A Shares began trading on the New York Stock Exchange on June 18, 2012 under the symbol “TROX.” There is no public trading market for our Class B Shares, which are held by Exxaro.

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of our Class A Shares, and the dividends declared during 2017 and 2016.

	Sales Price		Dividends per Share
	High	Low
2017
Fourth quarter	$28.40	$18.50	$0.045
Third quarter	$23.52	$14.83	$0.045
Second quarter	$19.53	$12.88	$0.045
First quarter	$19.99	$10.41	$0.045
2016
Fourth quarter	$12.03	$7.40	$0.045
Third quarter	$9.92	$4.17	$0.045
Second quarter	$8.20	$3.84	$0.045
First quarter	$6.87	$2.79	$0.25

Holders of Record

As of January 26, 2018, there were approximately 426 holders of record of Class A Shares. This does not include the shareholders that held shares of our Class A Shares in a nominee or “street-name” accounts through banks or broker-dealers. See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Item 6.	Selected Financial Data

The following table sets forth selected historical financial data for the periods indicated. In connection with the Alkali Sale, we recognized a loss of $233 million, net of tax, during the year ended December 31, 2017. As a result of the Alkali Sale, Alkali’s results of operations have been reported as discontinued operations (see Note 3 of notes to consolidated financial statements for additional information). This information should be read in conjunction with our Consolidated Financial Statements (including the notes thereto) and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2017	2016(1)	2015(1)	2014(1)	2013(1)
Statement of Operations Data:
Net sales	$1,698	$1,309	$1,510	$1,737	$1,922
Gross profit	388	134	19	206	197
Selling, general and administrative expenses	(251)	(189)	(199)	(191)	(188)
Restructuring income (expense)	1	(1)	(21)	(15)	—
Income (loss) from operations	138	(56)	(201)	—	9
Interest and debt expense, net	(188)	(185)	(176)	(133)	(130)
Net gain (loss) on liquidation of non-operating subsidiaries	—	—	—	(35)	24
Gain (loss) on extinguishment of debt	(28)	4	—	(8)	(4)
Other income (expense), net	(9)	(27)	28	27	46
Income (loss) from continuing operations before income taxes	(87)	(264)	(349)	(149)	(55)
Income tax (provision) benefit	(6)	125	(23)	(268)	(31)
Net income (loss) from continuing operations	$(93)	$(139)	$(372)	$(417)	$(86)
Net income (loss) from discontinued operations	(179)	79	55	—	—
Net income (loss)	(272)	(60)	(317)	(417)	(86)
Income (loss) attributable to noncontrolling interest	13	1	12	10	35
Net income (loss) attributable to Tronox Limited	$(285)	$(61)	$(329)	$(427)	$(121)
(Loss) per share from continuing operations
Basic	$(0.89)	$(1.20)	$(3.31)	$(3.74)	$(1.06)
Diluted	$(0.89)	$(1.20)	$(3.31)	$(3.74)	$(1.06)
Income (loss) per share from discontinued operations(2)
Basic	$(1.50)	$0.68	$0.47	$—	$—
Diluted	$(1.50)	$0.68	$0.47	$—	$—
Balance Sheet Data (continuing operations):
Working capital (3)	$2,291	$614	$654	$2,019	$2,288
Total assets continuing operations	$4,864	$3,293	$3,337	$5,024	$5,653
Total debt, net	$3,147	$3,054	$3,076	$2,353	$2,362
Total equity	$1,015	$1,153	$1,103	$1,790	$2,440
Total assets discontinued operations	$—	$1,671	$1,690	$—	$—
Supplemental Information (continuing operations):
Depreciation, depletion and amortization expense	$182	$177	$253	$302	$322
Capital expenditures	$91	$86	$165	$187	$165
Dividends per share	$0.18	$0.385	$1.00	$1.00	$1.00
(1)	Reflects the impact of the revisions to our previously issued consolidated financial statements. See Note 1 of notes to consolidated financial statements.
(2)	Reflects the sale of the Alkali business. See Note 3 of notes to consolidated financial statements for additional information.
(3)	Working capital is defined as the excess (deficit) of current assets over current liabilities of continuing operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Tronox Limited’s consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion and other sections in this Annual Report on Form 10-K contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties, and actual results could differ materially from those discussed in the forward-looking statements as a result of numerous factors. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements also can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties outlined in Item 1A. “Risk Factors.”

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain financial measures, in particular the presentation of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA, which are not presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). We are presenting these non-U.S. GAAP financial measures because we believe they provide us and readers of this Form 10-K with additional insight into our operational performance relative to earlier periods and relative to our competitors. We do not intend for these non-U.S. GAAP financial measures to be a substitute for any U.S. GAAP financial information. Readers of these statements should use these non-U.S. GAAP financial measures only in conjunction with the comparable U.S. GAAP financial measures. A reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is also provided herein.

Executive Overview

We are a global leader in the production and marketing of titanium bearing mineral sands and titanium dioxide (“TiO2”) pigment.

We operate three TiO2 pigment facilities at the following locations: Hamilton, Mississippi; Botlek, the Netherlands; and Kwinana, Western Australia, representing an aggregate annual TiO2 production capacity of approximately 465,000 metric tons (“MT”). TiO2 is used extensively in the manufacture of paint and other coatings, plastics and paper, and in a wide range of other applications, including inks, fibers, rubber, food, cosmetics, and pharmaceuticals. Moreover, it is a critical component of everyday consumer applications due to its superior ability to cover or mask other materials effectively and efficiently relative to alternative white pigments and extenders. TiO2 is considered a quality of life product, and some research indicates that consumption generally increases as disposable income increases. At present, it is our belief that there is no effective mineral substitute for TiO2 because no other white pigment has the physical properties for achieving comparable opacity and brightness, or can be incorporated as cost effectively. We also operate three separate mining operations: KwaZulu-Natal (“KZN”) Sands located in South Africa, Namakwa Sands located in South Africa and Cooljarloo located in Western Australia.

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

Recent Developments

On February 21, 2017, Tronox Limited, The National Titanium Dioxide Company Ltd., a limited company organized under the laws of the Kingdom of Saudi Arabia (“Cristal”), and Cristal Inorganic Chemicals Netherlands Coöperatief W.A., a cooperative organized under the laws of the Netherlands and a wholly owned subsidiary of Cristal (“Seller”), entered into a Transaction Agreement (the “Transaction Agreement”), pursuant to which we agreed to acquire Cristal’s titanium dioxide business for $1.673 billion in cash, subject to a working capital adjustment at closing (the “Cash Consideration”), plus 37,580,000 Class A ordinary shares (“Class A Shares”), par value $0.01 per share, of Tronox Limited (the “Cristal Transaction”). Following the closing of the Cristal Transaction, the Seller will own approximately 24% of the outstanding ordinary shares (including both Class A and Class B) of Tronox Limited. On March 1, 2018, Tronox, Cristal and Seller entered into an Amendment to the Transaction Agreement (the “Amendment”) that extends the termination date under the Transaction Agreement to June 30, 2018, with automatic 3-month extensions to March 31, 2019, if necessary based on the status of outstanding regulatory approvals. The Amendment also provides that Tronox has the right to terminate the Transaction Agreement if it determines that the outstanding regulatory approvals are not reasonably likely to be obtained. In the event that such termination by Tronox is (i) on or after January 1, 2019, and Tronox elects to terminate the Transaction Agreement if it determines that the outstanding regulatory approvals are not reasonably likely to be obtained; or (ii) if regulatory approval has not been obtained by March 31, 2019 and Tronox or Cristal elects to terminate the Transaction Agreement; then Tronox is required to pay Cristal a $60 million termination fee. The Transaction Agreement also provides that we must pay to Cristal a termination fee of $100 million if all conditions to closing, other than the financing condition, have been satisfied and the Transaction Agreement is terminated because closing of the Cristal Transaction has not occurred by June 30, 2018 (subject to automatic 3-month extensions to March 31, 2019 if necessary based on the status of outstanding regulatory approvals).

The Cristal Transaction is conditioned upon the receipt of various regulatory approvals, including antitrust clearance in numerous jurisdictions. On April 13, 2017, the FTC issued a request for additional information (“Second Request”) to the Company and Cristal in connection with its filing under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and Tronox believes it has fully complied with the Second Request. On December 5, 2017, the FTC announced that it would not approve the Cristal Transaction as proposed and filed an administrative action to prevent the parties from consummating the transaction. On January 23, 2018, Tronox filed suit against the FTC in the U.S. District Court for the Northern District of Mississippi seeking a declaration that the Cristal Transaction is lawful under applicable law, among other things. On December 21, 2017, the European Commission announced that after its initial review, it would pursue Phase II investigation of the Cristal Transaction before reaching a decision to approve it, with or without conditions. The transaction agreement provides for customary representations, warranties and covenants that are subject, in some cases, to specified exceptions and qualifications contained in the transaction agreement. There can be no assurance, however, that all closing conditions for the Cristal Transaction will be satisfied and, if they are satisfied, that they will be satisfied in time for the closing to occur by June 30, 2018 (subject to automatic 3-month extensions to March 31, 2019 if necessary based on the status of outstanding regulatory approvals), at which time either party to the transaction agreement may mutually agree to extend the closing date or terminate the transaction agreement if the Cristal Transaction has not closed by such time. We have received approval for the Cristal Transaction from seven of the nine regulatory jurisdictions whose approvals are required to close Cristal Transaction.

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

On September 1, 2017, we completed the Alkali Sale and in connection therewith, we recognized a loss of $233 million, net of tax, during the year ended December 31, 2017. See Note 3 of notes to consolidated financial statements for additional information. As a result of the Alkali Sale, Alkali’s results of operations have been reported as discontinued operations (see Note 3). Both Tronox Holdings and Genesis Energy, L.P. have agreed, following the closing, to indemnify the other party for losses arising from certain breaches of the Purchase Agreement and for certain other liabilities, subject to certain limitations. As a result of the Alkali Sale, we now operate under one operating and reportable segment, TiO2.

On March 8, 2017, Exxaro announced its intention to begin pursuing a path to monetize its ownership stake in Tronox over time. On October 10, 2017, Exxaro sold 22,425,000 Class A Shares in an underwritten registered offering (the “Exxaro Share Transaction”). At December 31, 2017 and December 31, 2016, Exxaro held approximately 24% and 44%, respectively, of the voting securities of Tronox Limited. See Notes 1 and 21 of notes to consolidated financial statements for additional information regarding Exxaro transactions. Presently, Exxaro intends to sell the remainder of its Tronox shares in a staged process over time pursuant to the existing registration statement, subject to market conditions. Exxaro’s sale of Class A Shares does not impact its 26% ownership interest in each of our Tronox KZN Sands (Pty) Ltd. and Tronox Mineral Sands (Pty) Ltd subsidiaries.

Beginning in the fourth quarter of 2016, we implemented various steps of an internal corporate reorganization plan to simplify our corporate structure and thereby improve operational, administrative, and commercial synergies within each of our operating segments (the “Corporate Reorganization”). As a result of the Corporate Reorganization, we reduced our cross-jurisdictional financing arrangements, eliminated administrative activities and reversed the deferred tax assets related to intercompany interest deductions. The related withholding tax accrual amounts were also reversed as a result of the Corporate Reorganization. Additionally, we reduced our deferred tax assets related to loss carryforwards, which will no longer be available to utilize. In connection with the Corporate Reorganization during the first quarter of 2017, Tronox Limited became managed and controlled in the U.K., with no additional impacts to the consolidated provision for income taxes due to the valuation allowances in various jurisdictions. See Note 6 of notes to our consolidated financial statements for additional information.

Business Environment

The following discussion includes trends and factors that may affect future operating results:

Our pigment business benefited from a global industry recovery that began in the first quarter of 2016. To meet healthy demand, we operated our pigment plants at high utilization rates while matching pigment production volumes to sales volumes and keeping inventory at or below normal levels. Global pigment pricing has rebounded with successive gains in each quarter since the first quarter of 2016. We believe pigment inventories, in the aggregate, are at or below normal levels at both customer and producer locations globally resulting in a continued tight supply-demand balance. We continue to use a significant majority of our high-grade titanium feedstock for our pigment production. We expect moderate cost increases related to other raw material inputs such as electrodes, coke, and electricity as commodity markets strengthen. The zircon market has stabilized but remains in a tight supply-demand balance and we expect modest price gains to continue in 2018.

We continue to be uniquely tax-advantaged by favorable tax loss carry forwards and other favorable tax positions. While we believe these tax-advantaged factors will continue to offer benefits for years to come, if Exxaro sells their remaining shareholdings in 2018, these favorable tax positions may no longer be available. See Note 6 of notes to our consolidated financial statements for additional information.

Consolidated Results of Operations from Continuing Operations

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

	Year Ended December 31,
	2017	2016	Variance
	(Millions of U.S. dollars)
Net sales	$1,698	$1,309	$389
Cost of goods sold	1,310	1,175	135
Gross profit	388	134	254
Selling, general and administrative expenses	(251)	(189)	(62)
Restructuring income (expense)	1	(1)	2
Income (loss) from operations	138	(56)	194
Interest and debt expense, net	(188)	(185)	(3)
Gain (loss) on extinguishment of debt	(28)	4	(32)
Other income (expense), net	(9)	(27)	18
Income (loss) from continuing operations before income taxes	(87)	(264)	177
Income tax (provision) benefit	(6)	125	(131)
Net income (loss) from continuing operations	$(93)	$(139)	$46

Net sales in 2017 increased by 30% compared to 2016 primarily due to the impact of higher selling prices for Pigment of $200 million, Zircon of $28 million, Pig iron of $16 million, Slag Fines of $5 million and Natural Rutile of $2 million. Higher volume and product mix for Pigment of $38 million, CP Slag of $35 million, Zircon of $18 million, Pig Iron of $13 million, Ilmenite of $13 million, Synthetic Rutile of $8 million, Slag Fines of $3 million and Natural Rutile of $2 million also contributed to the increase in net sales for the year ended 2017. The impact from foreign currency translation versus 2016 was $7 million favorable.

Our gross profit margin in 2017 was 23% of net sales compared to 10% in the prior year. The increase of $254 million in our gross margin was primarily due to higher selling prices of $254 million, higher volumes and product mix of $28 million, the impact of lower production costs of $16 million due primarily to a higher facility utilization, partially offset by unfavorable changes in foreign currency translation of $44 million primarily from the South African Rand and Australian dollar.

Selling, general and administrative expenses increased by 33% in 2017 compared to 2016. Included in SG&A are $124 million and $63 million of corporate expenses for 2017 and 2016, respectively. The $61 million increase in corporate expenses was due to higher professional fees of $46 million related to the Cristal Transaction, higher employee share-based and other compensation costs of $11 million and higher other general and administrative costs of $4 million. SG&A costs associated with our TiO2 activities increased $1 million from the prior year period primarily due to higher employee stock-based and other compensation costs and unfavorable changes in foreign currency translation.

Restructuring costs were $2 million lower than 2016. TiO2 and corporate restructuring costs were each $1 million lower in 2017 compared to 2016. See Note 4 of notes to consolidated financial statements.

Income from operations for 2017 was $138 million, $261 million from our TiO2 activities offset by $123 million of corporate expenses, which includes $124 million of SG&A and a $1 million reversal of restructuring expense. Loss from operations for 2016 was $56 million, $6 million income from operations from our TiO2 activities and $62 million of corporate expenses. Income from operations for our TiO2 activities increased by $255 million compared to 2016 primarily due to an increase in gross profit of $254 million, $2 million decrease in restructuring costs, offset by a $1 million increase in selling, general and administrative expenses. Corporate general and administrative expenses for 2017 increased for the reasons noted above in the discussion of the SG&A expenses.

Interest and debt expense, net - See Note 15 of notes to consolidated financial statements.

Gain (loss) on debt extinguishment in 2017 was a loss of $28 million compared to a gain $4 million in 2016 due to the refinancing of our term loan and notes in the third quarter of 2017. See Note 15 of notes to consolidated financial statements.

Other expense, net in 2017 primarily consisted of a net realized and unrealized foreign currency loss of $20 million, offset by interest income of $10 million. Other expense, net in 2016 primarily consisted of a net realized and unrealized foreign currency loss of $31 million, offset by interest income of $3 million. The change in the net realized and unrealized foreign currency is primarily driven by the strengthening of the South African Rand as of December 31, 2017 used in the remeasurement of our U.S. dollar denominated open trade and notes receivable positions.

The effective tax rates in 2017 and 2016 differ from the United Kingdom statutory rate of 19% and the Australian statutory rate of 30% primarily due to valuation allowances and income in foreign jurisdictions taxed at rates different than the statutory rates. Additionally, the net income impact of the Corporate Reorganization was a benefit of $137 million in the fourth quarter of 2016, reflecting the reversal of $139 million of withholding tax accruals, offset by a foreign currency loss of $2 million. For the year ended December 31, 2016, the net income impact was $107 million, reflecting a net reduction in withholding tax accruals of $110 million, offset by a foreign currency loss of $3 million.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

	Year Ended December 31,
	2016	2015	Variance
	(Millions of U.S. dollars)
Net sales	$1,309	$1,510	$(201)
Cost of goods sold	1,175	1,491	(316)
Gross profit	134	19	115
Selling, general and administrative expense	(189)	(199)	10
Restructuring expense	(1)	(21)	20
Income (loss) from operations	(56)	(201)	145
Interest and debt expense, net	(185)	(176)	(9)
Gain on extinguishment of debt	4	—	4
Other income (expense), net	(27)	28	(55)
Income (loss) from continuing operations before income taxes	(264)	(349)	85
Income tax (provision) benefit	125	(23)	148
Net income (loss) from continuing operations	$(139)	$(372)	$233

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

Gross profit margin in 2016 was 10% of net sales compared to 1% in the prior year. The gross profit improvement highlights the cost reduction benefits from our operational excellence program and our operating strategy that focuses on matching TiO2 pigment production to market demand while keeping finished pigment inventories at or below normal levels. For the majority of 2016, our average pigment capacity utilization rate was in excess of 90% with all lines at all pigment plants in operations.

Selling, general and administrative expenses in 2016 decreased by 5% compared to 2015. Included in SG&A are $63 million and $73 million of corporate expenses for the years ended December 31, 2016 and 2015, respectively. The decrease in corporate expenses compared to 2015 is primarily due to $29 million of additional professional fees related to the 2015 Alkali Transaction, partially offset by an $11 million transfer tax benefit from 2015 that did not recur, higher bad debt expense and employee related costs in 2016.

Restructuring income (expense) - See Note 4 of notes to consolidated financial statements.

Loss from continuing operations for the year ended December 31, 2016 was $56 million, $62 million of Corporate expenses offset by income of $6 million from our TiO2 activities. Loss from continuing operations for the year ended December 31, 2015 was $201 million, $127 million of losses from our TiO2 activities and $74 million of Corporate expenses including $1 million in restructuring costs. The improvement in results for our TiO2 activities was primarily due to the gross profit improvement noted above. Corporate expenses for the year ended December 31, 2016 decreased for the reasons noted above in the discussion of the SG&A expenses.

Interest and debt expense, net - See Note 15 of notes to consolidated financial statements.

Gain (loss) on debt extinguishment - See Note 15 of notes to consolidated financial statements.

Other expense, net in 2016 primarily consisted of a net realized and unrealized foreign currency loss of $31 million, offset by interest income of $3 million. Other income, net during 2015, primarily consisted of a net realized and unrealized foreign currency gain of $21 million and interest income of $7 million. The change in the net realized and unrealized foreign currency is primarily driven by the strengthening of the South African Rand as of December 31, 2016 used in the remeasurement of our U.S. dollar denominated open trade and notes receivable positions.

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

Liquidity and Capital Resources

During 2017, our liquidity improved by $876 million to $1.4 billion.

The table below presents our liquidity as of the following dates:

	December 31, 2017	December 31, 2016
Cash and cash equivalents	$1,116	$248
Available under the Wells Fargo Revolver	232	—
Available under the UBS Revolver	—	190
Available under the ABSA Revolver	—	95
Available under the New ABSA Revolver	61	—
Total	$1,409	$533

Our New Term Loan Facility, defined below, consists of (i) a U.S. dollar term facility in an aggregate principal amount of $1.5 billion (the “New Term Loans”) and (ii) a U.S. dollar term facility in an aggregate principal amount of $650 million (the “Blocked Term Loan”) which was included in restricted cash as of December 31, 2017. In connection with the Cristal Transaction, we refinanced and increased our credit facilities lowering our cost of debt and extended the portfolio’s weighted average years to maturity. Additionally, we improved our mix of secured and unsecured debt and achieved more favorable covenants. See Note 15 of notes to consolidated financial statements. Historically, we have funded our operations and met our commitments through cash generated by operations. During 2012, 2015 and 2017, we issued a $900 million aggregate principal, 6.375% senior notes due 2020 at par value (the “Senior Notes due 2020”) which were redeemed during the third quarter of 2017, a $600 million aggregate principal, 7.50% senior notes due 2022 (the “Senior Notes due 2022”) and a $450 million aggregate principal, 5.75% senior notes due 2025 (the “Senior Notes due 2025”), respectively. Also, during 2013 and 2017 we obtained a $1.5 billion senior secured term loan (the “ Prior Term Loan”) which was repaid during the third quarter of 2017 and a $2.15 billion new senior secured first lien term loan facility (the “New Term Loan Facility”), respectively.

As of and for the year ended December 31, 2017, the non-guarantor subsidiaries of our Senior Notes due 2025 represented approximately 24% of our total consolidated liabilities, approximately 40% of our total consolidated assets, approximately 21% of our total consolidated net sales and approximately 36% of our Consolidated EBITDA (as such term is defined in the 2025 Indenture). In addition, as of December 31, 2017, our non-guarantor subsidiaries had $935 million of total consolidated liabilities (including trade payables but excluding intercompany liabilities), all of which would have been structurally senior to the 2025 Notes. See Note 15 of notes to consolidated financial statements for additional information.

At December 31, 2017, we had outstanding letters of credit, bank guarantees, and performance bonds, see Note 15 of notes to consolidated financial statements.

In the next twelve months, we expect that our operations and available borrowings under our debt refinancing and revolving credit agreements (see Note 15 of notes to consolidated financial statements) will provide sufficient cash to fund the Cristal Transaction, our operating expenses, capital expenditures, interest payments, debt repayments, and dividends. Working capital (calculated as current assets from continuing operations less current liabilities from continuing operations) was $2.3 billion at December 31, 2017, compared to $614 million at December 31, 2016, an increase of $1.7 billion, which is primarily due to proceeds from the sale of the Alkali business, debt refinancing and cash provided by continuing operations of $166 million, partially offset by dividends paid of $23 million and capital expenditures of $91 million.

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

As of December 31, 2017, our credit rating with Moody’s and Standard & Poor’s was B1 stable outlook and B stable outlook, respectively. On August 24, 2017, Standard & Poor’s upgraded our outlook to B stable outlook from B negative outlook. On September 7, 2017, Moody’s upgraded our corporate credit rating to B1 stable outlook from B2 negative outlook. At December 31, 2017, we have sufficient borrowings available and have no significant principal payments on debt due until 2022.

Cash and Cash Equivalents

We consider all investments with original maturities of three months or less to be cash equivalents. As of December 31, 2017, our cash and cash equivalents were primarily invested in money market funds. We maintain cash and cash equivalents in bank deposit and money market accounts that may exceed federally insured limits. The financial institutions where our cash and cash equivalents are held are generally highly rated and geographically dispersed, and we have a policy to limit the amount of credit exposure with any one institution. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk.

The use of our cash includes servicing our interest and debt repayment obligations, making pension contributions and making quarterly dividend payments.

Repatriation of Cash

At December 31, 2017, we held $1.8 billion in cash and cash equivalents and restricted cash in these respective jurisdictions: $42 million in Europe, $117 million in Australia, $110 million in South Africa, and $1.5 billion in the United States. Our credit facilities contain restrictions that limit our ability to move assets between guarantors and non-guarantors.

Tronox Limited has foreign subsidiaries with positive undistributed earnings at December 31, 2017. We have made no provision for deferred taxes related to these undistributed earnings because they are considered to be indefinitely reinvested in the foreign jurisdictions.

Cash Dividends on Class A and Class B Shares

During 2017, we declared and paid quarterly dividends to holders of our Class A ordinary shares (“Class A Shares”) and Class B ordinary shares (“Class B Shares”) as follows:

	Q1 2017	Q2 2017	Q3 2017	Q4 2017
Dividend per share	$0.045	$0.045	$0.045	$0.045
Total dividend	$6	$6	$5	$6
Record date (close of business)	March 6	May 15	August 21	November 20

On February 20, 2018, the Board of Directors declared a quarterly dividend of $0.045 per share to holders of our Class A Shares and Class B Shares at the close of business on March 12, 2018, totaling $5 million, which will be paid on or before March 26, 2018.

Debt Obligations

At December 31, 2017 and 2016, our net debt (the excess of our debt over cash and cash equivalents) was $2.0 billion and $2.8 billion, respectively, excluding the $650 million of cash related to the Blocked Term Loan at December 31, 2017.

Our short-term debt at December 31, 2016 consisted of the UBS Revolver with an outstanding balance of $150 million. We repaid the $150 million outstanding balance of the UBS Revolver during the third quarter of 2017 (See Note 15 of notes to consolidated financial statements for additional information). The average effective interest rate of our UBS Revolver was 4.7% and 4.2% during 2017 and 2016, respectively. Our short-term debt at December 31, 2017 consisted of the Wells Fargo Revolver and the New ABSA Revolver with no outstanding balance.

Long-term debt, net of an unamortized discount and debt issuance costs, consisted of the following:

	Original Principal	Annual Interest Rate	Maturity Date	December 31, 2017	December 31, 2016
Prior Term Loan, net of unamortized discount(1)	$1,500	Variable	—	$—	$1,441
New Term Loan Facility, net of unamortized discount(2)	$2,150	Variable	9/22/2024	2,138	—
Senior Notes due 2020	$900	6.375%	—	—	896
Senior Notes due 2022	$600	7.50%	3/15/2022	584	584
Senior Notes due 2025	$450	5.75%	9/22/2025	450	—
Lease financing				19	19
Long-term debt				3,191	2,940
Less: Long-term debt due within one year				(17)	(16)
Debt issuance costs				(44)	(36)
Long-term debt, net				$3,130	$2,888
(1)	Average effective interest rate of 5.1% and 4.9% during 2017 and 2016, respectively.
(2)	Average effective interest rate of 4.9% during 2017 which includes the impact of the Blocked Term Loan.

At December 31, 2017, we had no financial covenants in the Wells Fargo Revolver, the New ABSA Revolver and the New Term Loan Facility, however, only the New ABSA Revolver had a financial maintenance covenant that applies to local operations and only when the New ABSA Revolver is drawn upon. We were in compliance with all of our reporting covenants as of and for the year ended December 31, 2017. See Note 15 of notes to financial statements.

Cash Flows

Years Ended December 31, 2017 and 2016

The following table presents cash flow from continuing operations for the periods indicated:

	Year Ended December 31,
	2017	2016
	(Millions of U.S. dollars)
Net cash provided by operating activities	$166	$86
Net cash provided by (used in) investing activities	583	(84)
Net cash provided by (used in) financing activities	24	(78)
Net cash provided by discontinued operations	82	93
Effect of exchange rate changes on cash	13	2
Net increase in cash and cash equivalents	$868	$19
Cash and cash equivalents — end of year	$1,116	$248

Cash Flows provided by Operating Activities - Net cash provided by operating activities during 2017 of $166 million increased by $80 million compared to 2016. This increase was primarily due to higher cash earnings in 2017, partially offset by higher working capital reductions in 2016.

Cash Flows provided by (used in) Investing Activities - Net cash flows provided by investing activities in 2017 was $583 million compared to cash used in investing activities of $84 million in 2016. The increase was primarily due to proceeds of $1.325 billion from the Alkali Sale, offset by the $650 million proceeds from the Blocked Term Loan, and related interest of $1 million, under the New Term Loan Facility, which is included in “Restricted cash” in the Consolidated Balance Sheets at December 31, 2017. Capital expenditures were $5 million higher in 2017 compared to 2016.

Cash Flows provided by (used in) Financing Activities - Net cash provided by financing activities during 2017 was primarily attributable to proceeds from long-term debt of $2.6 billion, partially offset by repayments of short-term and long-term debt of $2.5 billion, debt issuance costs of $37 million and call premium of $14 million. In addition, in 2017, dividends paid were $23 million, restricted stock and performance-based shares settled in cash for taxes were $12 million and proceeds received from the exercise of warrants and options were $13 million. These compare to net cash used in financing activities during 2016 of $78 million, which was primarily attributable to dividends paid of $46 million and principal repayments on long-term debt of $31 million.

Years Ended December 31, 2016 and 2015

The following table presents cash flow from continuing operations for the periods indicated:

	Year Ended December 31,
	2016	2015
	(Millions of U.S. dollars)
Net cash provided by operating activities	$86	$67
Net cash used in investing activities	(84)	(1,814)
Net cash provided by (used in) financing activities	(78)	602
Net cash provided by discontinued operations	93	124
Effect of exchange rate changes on cash	2	(26)
Net increase (decrease) in cash and cash equivalents	$19	$(1,047)
Cash and cash equivalents — end of year	$248	$229

Cash Flows provided by Operating Activities - Net cash provided by operating activities during 2016 of $86 million increased by $19 million compared to 2015. The increase was primarily due to higher cash earnings in 2016, partially offset by higher working capital reductions in 2015.

Cash Flows used in Investing Activities - Net cash used in investing activities in 2016 was $84 million compared to $1.814 billion in 2015. The decrease was primarily due to the acquisition of Alkali for $1.65 billion in 2015. Capital expenditures were $86 million and $165 million in 2016 and 2015, respectively. The reduction in capital spending was due to the completion of the new Fairbreeze mine in South Africa.

Cash Flows provided by (used in) Financing Activities - Net cash used in financing activities during 2016 was primarily attributable to dividends paid of $46 million and principal repayments on long-term debt of $31 million. This compares to net cash provided by financing activities during 2015 which was primarily attributable to cash received from the issuance of the Senior Notes due 2022 of $600 million and cash received on the drawdown of the UBS Revolver of $150 million, partially offset by dividends paid of $117 million, debt issuance costs paid of $15 million and principal repayments on long-term debt of $18 million.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of December 31, 2017:

	Contractual Obligation Payments Due by Period(3)(4)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of U.S. dollars)
Long-term debt and lease financing (including interest)(1)	$4,277	$191	$390	$936	$2,760
Purchase obligations(2)	408	149	98	58	103
Operating leases	44	19	12	7	6
Asset retirement obligations	82	3	6	5	68
Total	$4,811	$362	$506	$1,006	$2,937
(1)	We calculated the Term Loan interest at a base rate of 1.7% plus a margin of 3.0%. See Note 15 of notes to our consolidated financial statements.
(2)	Includes obligations to purchase requirements of process chemicals, supplies, utilities and services. We have various purchase commitments for materials, supplies, and services entered into in the ordinary course of business. Included in the purchase commitments table above are contracts, which require minimum volume purchases that extend beyond one year or are renewable annually and have been renewed for 2018. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. We believe that all of our purchase obligations will be utilized in our normal operations.

(3)	The table excludes contingent obligations, as well as any possible payments for uncertain tax positions given the inability to estimate the possible amounts and timing of any such payments.
(4)	The table excludes commitments pertaining to our pension and other postretirement obligations.

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

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Year Ended December 31,
	2017	2016	2015
Net income (loss), (U.S. GAAP)	$(272)	$(60)	$(317)
Income (loss) from discontinued operations, net of tax (see Note 3), (U.S. GAAP)	(179)	79	55
Net income (loss) from continuing operations, (U.S. GAAP)	(93)	(139)	(372)
Interest and debt expense, net	188	185	176
Interest income	(10)	(3)	(7)
Income tax provision (benefit)	6	(125)	23
Depreciation, depletion and amortization expense	182	177	253
EBITDA (non-U.S. GAAP)	273	95	73
Transaction costs(a)	48	—	29
Share-based compensation(b)	31	24	22
Restructuring (income) expense(c)	(1)	1	21
(Gain) loss on extinguishment of debt(d)	28	(4)	—
Foreign currency remeasurement (gain) loss(e)	25	32	(20)
Other items(f)	16	18	14
Adjusted EBITDA (non-U.S. GAAP)(g)	$420	$166	$139
(a)	Represents transaction costs associated with the Cristal Transaction which were recorded in “Selling, general and administrative expenses” in the Consolidated Statements of Operations. During 2015, the $29 million of transaction costs were associated with the one-time non-operating items and the effect of the Alkali acquisition which is included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.

(b)	Represents non-cash share-based compensation. See Note 19 of notes to Consolidated Financial Statements for additional information.
(c)	Represents severance and other costs associated with the shutdown of our sodium chlorate plant, and other global restructuring efforts, which was recorded in “Restructuring income (expense)” in the Consolidated Statements of Operations. See Note 4 of notes to Consolidated Financial Statements.
(d)	Represents $28 million of loss, which includes a $22 million loss associated with the redemption of the outstanding balance of the Senior Notes due 2020, $1 million of unamortized original debt issuance costs from the repayment of the UBS Revolver, and $5 million of debt issuance costs from the refinancing activities associated with the term loans. During 2016, the $4 million gain was associated with the repurchase of $20 million face value of our Senior Notes due 2020 and Senior Notes 2022, which was recorded in “Gain (loss) on extinguishment of debt” in the Consolidated Statements of Operations. See Note 15 of notes to Consolidated Financial Statements.
(e)	Represents foreign currency remeasurement, which is included in “Other income (expense), net” in the Consolidated Statements of Operations.
(f)	Includes noncash pension and postretirement costs, severance expense, adjustment of transfer tax related to the Exxaro Transaction, insurance settlement gain and other items included in “Selling general and administrative expenses” and “Cost of goods sold” in the Consolidated Statements of Operations.
(g)	No income tax impact given full valuation allowance except for South Africa related restructuring costs. See Note 6 of notes to Consolidated Financial Statements for additional information.

The following table reconciles net income (loss) from continuing operations, our comparable measure for segment reporting under U.S. GAAP, to Adjusted EBITDA by segment for the periods presented:

	Year Ended December 31,
	2017	2016	2015
TiO2 segment	$261	$6	$(127)
Corporate	(123)	(62)	(74)
Income (loss) from operations (U.S. GAAP)	138	(56)	(201)
TiO2 segment	177	171	247
Corporate	5	6	6
Depreciation, depletion and amortization expense	182	177	253
TiO2 segment	62	59	92
Corporate	38	(14)	(5)
Other	100	45	87
TiO2 segment	500	236	212
Corporate	(80)	(70)	(73)
Adjusted EBITDA (non-U.S. GAAP)	$420	$166	$139

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions regarding matters that are inherently uncertain and that ultimately affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The estimates and assumptions are based on management’s experience and understanding of current facts and circumstances. These estimates may differ from actual results. Certain of our accounting policies are considered critical, as they are both important to reflect our financial position and results of operations and require significant or complex judgment on the part of management. The following is a summary of certain accounting policies considered critical by management.

Inventories, net

Pigment inventories are stated at the lower of actual cost or net realizable value, net of allowances for obsolete and slow-moving inventory. The cost of finished goods pigment inventories is determined using the first-in, first-out method. Carrying values include material costs, labor, and associated indirect manufacturing expenses. Costs for materials and supplies, excluding ore, are determined by average cost to acquire. Raw materials are carried at actual cost. Mineral Sands inventories are stated at the lower of the weighted-average cost of production or market. We periodically review the cost of our inventory in comparison to its net realizable value. We also periodically review our inventory for obsolescence (inventory that is no longer marketable for its intended use). In either case, we record any write-down equal to the difference between the cost of inventory and its estimated net realizable value based on assumptions about alternative uses, market conditions and other factors. Inventories expected to be sold or consumed within twelve months after the balance sheet date are classified as current assets and all other inventories are classified as non-current assets.

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

We used the following assumptions in determining asset retirement obligations at December 31, 2017: inflation rates between 2.5% - 4.2% per year; credit adjusted risk-free interest rates between 7.0% - 17.1%; the life of mines between 12 - 27 years and the useful life of assets of between 5 - 33 years.

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

Expected Return on Plan Assets - In forming the assumption of the U.S. long-term rate of return on plan assets, we took into account the expected earnings on funds already invested, earnings on contributions expected to be received in the current year, and earnings on reinvested returns. The long-term rate of return estimation methodology for U.S. plans is based on a capital asset pricing model using historical data and a forecasted earnings model. An expected return on plan assets analysis is performed which incorporates the current portfolio allocation, historical asset-class returns, and an assessment of expected future performance using asset-class risk factors. Our assumption of the long-term rate of return for the Netherlands Plan was developed considering the portfolio mix and country-specific economic data that includes the rates of return on local government and corporate bonds.

Discount Rate - The discount rates selected for estimation of the actuarial present value of the benefit obligations of the U.S. Qualified Plan were 3.71% and 4.25% at December 31, 2017 and 2016, respectively. The 2017 and 2016 rates were selected based on the results of a cash flow matching analysis, which projected the expected cash flows of the plans using a yield curves model developed from a universe of Aa-graded U.S. currency corporate bonds (obtained from Bloomberg) with at least $50 million outstanding. Bonds with features that imply unreliable pricing, a less than certain cash flow, or other indicators of optionality are filtered out of the universe. The remaining universe is categorized into maturity groups, and within each of the maturity groups yields are ranked into percentiles.

The discount rates selected for estimating the actuarial present value of the benefit obligations of the Netherlands Plan was 1.50% as of November 1, 2016. This rate was based on the long-term Euro corporate bond index rates that correlate with anticipated cash flows associated with future benefit payments.

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

We are exposed to various market, credit, operational, and liquidity risks in the normal course of business, which are discussed below. We manage these risks through normal operating and financing activities and, when appropriate, with derivative instruments. We do not invest in derivative instruments for speculative purposes, but historically have entered into, and may enter into, derivative instruments for hedging purposes in order to reduce the exposure to fluctuations in interest rates, natural gas prices and exchange rates.

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

Credit Risk

Credit risk is the risk that a borrower or a counterparty will fail to meet their obligations. A significant portion of our liquidity is concentrated in trade accounts receivable that arise from sales of our products to customers. In the case of TiO2, the high level of industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. We have significant exposure to credit risk in industries that are affected by cyclical economic fluctuations such as mining. We perform ongoing credit evaluations of our customers and use credit risk insurance policies from time to time, as deemed appropriate, to mitigate credit risk but generally do not require collateral. Our contracts typically enable us to tighten credit terms if we perceive additional credit risk and historic losses due to write offs of bad debt have been relatively low. In addition, due to our international operations in our TiO2 segment, we are subject to potential trade restrictions and sovereign risk in certain countries in which we operate. We maintain allowances for potential credit losses based on specific customer review and current financial conditions. During 2017, 2016 and 2015, our ten largest third-party TiO2 customers represented 35%, 36% and 40%, respectively, of our consolidated net sales. During 2017, no single customer accounted for 10% of our consolidated net sales. During both 2016 and 2015, one pigment customer accounted for 10% of our consolidated net sales.

Interest Rate Risk

Interest rate risk arises from the probability that changes in interest rates will impact our financial results. Our exposure to interest rate risk is associated with our $2.15 billion of floating rate New Term Loan Facility. Using a sensitivity analysis as of December 31, 2017, a hypothetical 1% increase in interest rates would result in an increase to pre-tax loss of approximately $4 million on an annualized basis. This is due to the fact that earnings on our floating rate financial assets of $1.8 billion at December 31, 2017 would increase by the full 1%, offsetting the impact of a 1% increase in interest expense on our $2.15 billion New Term Loan Facility balance.

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

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tronox Limited

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Tronox Limited and its subsidiaries as of December 31, 2017 and 2016 and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Controls over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Stamford, Connecticut
March 1, 2018

We have served as the Company’s auditor since 2014.

TRONOX LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
(Millions of U.S. dollars, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Net sales	$1,698	$1,309	$1,510
Cost of goods sold	1,310	1,175	1,491

Gross profit	388	134	19
Selling, general and administrative expenses	(251)	(189)	(199)
Restructuring income (expense)	1	(1)	(21)

Income (loss) from operations	138	(56)	(201)
Interest and debt expense, net	(188)	(185)	(176)
Gain (loss) on extinguishment of debt	(28)	4	—
Other income (expense), net	(9)	(27)	28

Income (loss) from continuing operations before income taxes	(87)	(264)	(349)
Income tax (provision) benefit	(6)	125	(23)

Net income (loss) from continuing operations	(93)	(139)	(372)
Net income (loss) from discontinued operations, net of tax	(179)	79	55
Net income (loss)	(272)	(60)	(317)
Net income (loss) attributable to noncontrolling interest	13	1	12

Net income (loss) attributable to Tronox Limited	$(285)	$(61)	$(329)

Net income (loss) per share, basic and diluted:
Continuing operations	(0.89)	(1.20)	(3.31)
Discontinued operations	(1.50)	0.68	0.47
Net income (loss) per share, basic and diluted	$(2.39)	$(0.52)	$(2.84)

Weighted average shares outstanding, basic and diluted (in thousands)	119,502	116,161	115,566

See notes to consolidated financial statements.

TRONOX LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Millions of U.S. dollars)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$(272)	$(60)	$(317)
Other comprehensive income (loss):
Foreign currency translation adjustments	125	119	(292)
Pension and postretirement plans:
Actuarial gains (losses), net of taxes of less than $1 million in 2017, 2016, and 2015	(6)	(18)	12
Amortization of unrecognized actuarial losses, net of taxes of less than $1 million in 2017, 2016 and 2015	3	2	3
Removal of Alkali qualified plan actuarial losses due to Sale	5	—	—
Prior service credit (no tax impact, see Note 6)	—	(4)	—
Pension and postretirement benefit curtailments gain (loss) (no tax impact, see Note 6)	—	(1)	—
Settlement gain on the Netherlands Pension Plan, (no tax impact; See Note 6)	—	31	—
Unrealized gains (losses) on derivative financial instruments, (no tax impact; See Note 6)	(4)	3	—

Other comprehensive income (loss)	123	132	(277)

Total comprehensive income (loss)	$(149)	$72	$(594)

Comprehensive income (loss) attributable to noncontrolling interest:
Net income	13	1	12
Foreign currency translation adjustments	29	31	(77)

Comprehensive income (loss) attributable to noncontrolling interest	42	32	(65)

Comprehensive income (loss) attributable to Tronox Limited	$(191)	$40	$(529)

See notes to consolidated financial statements.

TRONOX LIMITED
CONSOLIDATED BALANCE SHEETS
(Millions of U.S. dollars, except share and per share data)

	December 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$1,116	$248
Restricted cash	653	3
Accounts receivable, net of allowance for doubtful accounts	336	278
Inventories, net	473	499
Prepaid and other assets	53	28
Income taxes receivable	8	11
Total assets of discontinued operations	—	1,671
Total current assets	2,639	2,738
Noncurrent Assets
Property, plant and equipment, net	1,115	1,092
Mineral leaseholds, net	885	877
Intangible assets, net	198	223
Inventories, net	3	14
Other long-term assets	24	20
Total assets	$4,864	$4,964

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$165	$136
Accrued liabilities	163	150
Short-term debt	—	150
Long-term debt due within one year	17	16
Income taxes payable	3	1
Total liabilities of discontinued operations	—	111
Total current liabilities	348	564
Noncurrent Liabilities
Long-term debt, net	3,130	2,888
Pension and postretirement healthcare benefits	103	115
Asset retirement obligations	79	73
Long-term deferred tax liabilities	171	151
Other long-term liabilities	18	20
Total liabilities	3,849	3,811

Commitments and Contingencies
Shareholders’ Equity
Tronox Limited Class A ordinary shares, par value $0.01 — 92,717,935 shares issued and 92,541,463 shares outstanding at December 31, 2017 and 65,998,306 shares issued and 65,165,672 shares outstanding at December 31, 2016	1	1
Tronox Limited Class B ordinary shares, par value $0.01 — 28,729,280 and 51,154,280 shares issued and outstanding at December 31, 2017 and 2016, respectively	—	—
Capital in excess of par value	1,558	1,524
Accumulated deficit	(327)	(19)
Accumulated other comprehensive loss	(403)	(497)
Total Tronox Limited shareholders’ equity	829	1,009
Noncontrolling interest	186	144
Total equity	1,015	1,153
Total liabilities and equity	$4,864	$4,964

See notes to consolidated financial statements.

TRONOX LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of U.S. dollars)

	Year Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net income (loss)	$(272)	$(60)	$(317)
Net income (loss) from discontinued operations, net of tax	(179)	79	55
Net income (loss) from continuing operations	(93)	(139)	(372)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities, continuing operations:
Depreciation, depletion and amortization	182	177	253
Corporate Reorganization	—	(107)	—
Deferred income taxes	2	(9)	(1)
Share-based compensation expense	31	24	22
Amortization of deferred debt issuance costs and discount on debt	15	11	11
Pension and postretirement healthcare benefit (income) expense	3	2	1
(Gain) loss on extinguishment of debt	28	(4)	—
Other, net	37	50	(3)
Contributions to employee pension and postretirement plans	(23)	(19)	(15)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(50)	(21)	10
(Increase) decrease in inventories, net	60	107	154
(Increase) decrease in prepaid and other assets	(28)	(5)	3
Increase (decrease) in accounts payable and accrued liabilities	1	17	—
Increase (decrease) in taxes payable	1	2	4
Cash provided by operating activities-continuing operations	166	86	67

Cash Flows from Investing Activities:
Capital expenditures	(91)	(86)	(165)
Debt proceeds restricted for Cristal acquisition	(651)	—	—
Proceeds from the sale of business	1,325	—	—
Proceeds from the sale of assets	—	2	1
Acquisition of business	—	—	(1,650)
Cash provided by (used in) investing activities – continuing operations	583	(84)	(1,814)

Cash Flows from Financing Activities:
Repayments of short-term debt	(150)	—	—
Repayments of long-term debt	(2,342)	(31)	(18)
Proceeds from long-term debt	2,589	—	750
Debt issuance costs	(37)	—	(15)
Call premium paid	(14)	—	—
Dividends paid	(23)	(46)	(117)
Restricted stock and performance-based shares settled in cash for taxes	(12)	(1)	(1)
Proceeds from the exercise of warrants and options	13	—	3
Cash provided by (used in) financing activities – continuing operations	24	(78)	602

Discontinued Operations:
Cash provided by operating activities	107	126	150
Cash used in investing activities	(25)	(33)	(26)
Net cash flows provided by discontinued operations	82	93	124

Effects of exchange rate changes on cash and cash equivalents	13	2	(26)

Net increase (decrease) in cash and cash equivalents	868	19	(1,047)
Cash and cash equivalents at beginning of period	248	229	1,276
Cash and cash equivalents at end of period - continuing operations	$1,116	$248	$229

Supplemental cash flow information - continuing operations:
Interest paid, net	$186	$171	$152

Income taxes paid	$10	$2	$23

See notes to consolidated financial statements.

TRONOX LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Millions of U.S. dollars)

	Tronox Limited Class A Ordinary Shares	Tronox Limited Class B Ordinary Shares	Capital in Excess of par Value	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Tronox Limited Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at January 1, 2015	$1	$—	$1,476	$536	$(398)	$1,615	$177	$1,792
Net income (loss)	—	—	—	(329)	—	(329)	12	(317)
Other comprehensive loss	—	—	—	—	(200)	(200)	(77)	(277)
Shares-based compensation	—	—	21	—	—	21	—	21
Class A and Class B share dividends	—	—	—	(118)	—	(118)	—	(118)
Warrants and options exercised	—	—	3	—	—	3	—	3

Balance at December 31, 2015	$1	$—	$1,500	$89	$(598)	$992	$112	$1,104
Net income (loss)	—	—	—	(61)	—	(61)	1	(60)
Other comprehensive loss	—	—	—	—	101	101	31	132
Shares-based compensation	—	—	25	—	—	25	—	25
Class A and Class B share dividends	—	—	—	(47)	—	(47)	—	(47)
Shares cancelled	—	—	(1)	—	—	(1)	—	(1)

Balance at December 31, 2016	$1	$—	$1,524	$(19)	$(497)	$1,009	$144	$1,153
Net income (loss)	—	—	—	(285)	—	(285)	13	(272)
Other comprehensive income	—	—	—	—	94	94	29	123
Shares-based compensation	—	—	33	—	—	33	—	33
Shares cancelled	—	—	(12)	—	—	(12)	—	(12)
Warrants and options exercised	—	—	13	—	—	13	—	13
Class A and Class B share dividends	—	—	—	(23)	—	(23)	—	(23)

Balance at December 31, 2017	$1	$—	$1,558	$(327)	$(403)	$829	$186	$1,015

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

We have global operations in North America, Europe, South Africa, and the Asia-Pacific region. We classify our business into one reportable segment, TiO2, in which we operate three pigment production facilities at the following locations: Hamilton, Mississippi; Botlek, the Netherlands; and Kwinana, Western Australia. We also operate three separate mining operations: KwaZulu-Natal (“KZN”) Sands and Namakwa Sands both located in South Africa and Cooljarloo located in Western Australia.

On February 21, 2017, Tronox Limited, The National Titanium Dioxide Company Ltd., a limited company organized under the laws of the Kingdom of Saudi Arabia (“Cristal”), and Cristal Inorganic Chemicals Netherlands Coöperatief W.A., a cooperative organized under the laws of the Netherlands and a wholly owned subsidiary of Cristal (“Seller”), entered into a Transaction Agreement (the “Transaction Agreement”), pursuant to which we agreed to acquire Cristal’s titanium dioxide business for $1.673 billion in cash, subject to a working capital adjustment at closing (the “Cash Consideration”), plus 37,580,000 Class A ordinary shares (“Class A Shares”), par value $0.01 per share, of Tronox Limited (the “Cristal Transaction”). Following the closing of the Cristal Transaction, the Seller will own approximately 24% of the outstanding ordinary shares (including both Class A and Class B) of Tronox Limited. On March 1, 2018, Tronox, Cristal and Seller entered into an Amendment to the Transaction Agreement (the “Amendment”) that extends the termination date under the Transaction Agreement to June 30, 2018, with automatic 3-month extensions to March 31, 2019, if necessary based on the status of outstanding regulatory approvals. The Amendment also provides that Tronox has the right to terminate the Transaction Agreement if it determines that the outstanding regulatory approvals are not reasonably likely to be obtained. In the event that such termination by Tronox is (i) on or after January 1, 2019, and Tronox elects to terminate the Transaction Agreement if it determines that the outstanding regulatory approvals are not reasonably likely to be obtained; or (ii) if regulatory approval has not been obtained by March 31, 2019 and Tronox or Cristal elects to terminate the Transaction Agreement; then Tronox is required to pay Cristal a $60 million termination fee. The Transaction Agreement also provides that we must pay to Cristal a termination fee of $100 million if all conditions to closing, other than the financing condition, have been satisfied and the Transaction Agreement is terminated because closing has not occurred by June 30, 2018 (subject to automatic 3-month extensions to March 31, 2019 if necessary based on the status of outstanding regulatory approvals).

The Cristal Transaction is conditioned upon the receipt of various regulatory approvals, including antitrust clearance in numerous jurisdictions. On April 13, 2017, the FTC issued a request for additional information (“Second Request”) to the Company and Cristal in connection with its filing under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and Tronox believes it has fully complied with the Second Request. On December 5, 2017, the FTC announced that it would not approve the Cristal Transaction as proposed and filed an administrative action to prevent the parties from consummating the transaction. On January 23, 2018, Tronox filed suit against the FTC in the U.S. District Court for the Northern District of Mississippi seeking a declaration that the Cristal Transaction is lawful under applicable law, among other things. On December 21, 2017, the European Commission announced that after its initial review, it would pursue a Phase II investigation of the Cristal Transaction before reaching a decision to approve it, with or without conditions. The Transaction Agreement provides for customary representations, warranties and covenants that are subject, in some cases, to specified exceptions and qualifications contained in the Transaction Agreement. There can be no assurance, however, that all closing conditions for the Cristal Transaction will be satisfied and, if they are satisfied, that they will be satisfied in time for the closing to occur by June 30, 2018 (subject to automatic

3-month extensions to March 31, 2019 if necessary based on the status of outstanding regulatory approvals), at which time either party to the Transaction Agreement may mutually agree to extend the closing date or terminate the Transaction Agreement if the Cristal Transaction has not closed by such time. We have received approval for the Cristal Transaction from seven of the nine regulatory jurisdictions whose approvals are required to close the Cristal Transaction.

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

On September 1, 2017, we completed the previously announced sale of our wholly owned subsidiary Tronox Alkali Corporation (“Alkali”) to Genesis Energy, L.P. for proceeds of $1.325 billion in cash (the “Sale”).

During the year ended December 31, 2017, we recognized a pre-tax loss of $233 million on the Alkali disposal. For all periods presented, sales, costs and expenses and income taxes attributable to Alkali together with the loss on disposal have been aggregated in a single caption entitled “Income (loss) from discontinued operations, net of tax” in our Consolidated Statement of Operations. Included in the calculation of the loss noted above, were approximately $21 million of transaction fees related to the sale of Alkali. For cash flow presentation purposes, these transaction costs are included in “Cash provided by operating activities, continuing operations” on the Consolidated Statements of Cash Flows. See Note 3 – Discontinued Operations for additional information.

In 2012, our Class B ordinary shares (“Class B Shares”) were issued to Exxaro Resources Limited (“Exxaro”) and one of its subsidiaries in consideration for 74% of Exxaro’s South African mineral sands business. Exxaro has agreed not to acquire any voting shares of Tronox Limited if, following such acquisition, Exxaro will have a voting interest in Tronox Limited of 50% or more unless Exxaro brings any proposal to make such an acquisition to the Tronox Board of Directors on a confidential basis. In the event an agreement regarding the proposal is not reached, Exxaro is permitted to make a takeover offer for all the shares of Tronox Limited not held by affiliates of Exxaro, subject to certain non-waivable conditions. On March 8, 2017, Exxaro announced its intention to begin pursuing a path to monetize its ownership stake in Tronox over time. On October 10, 2017, Exxaro sold 22,425,000 Class A ordinary shares (“Class A Shares”) in an underwritten registered offering (the “Exxaro Share Transaction”). At December 31, 2017 and December 31, 2016, Exxaro held approximately 24% and 44%, respectively, of the voting securities of Tronox Limited. See Note 21 for additional information regarding Exxaro transactions. Presently, Exxaro intends to sell the remainder of its Tronox shares in a staged process over time pursuant to the existing registration statement, subject to market conditions. Exxaro’s sale of Class A Shares did not impact their 26% ownership interest in each of our Tronox KZN Sands (Pty) Ltd. and Tronox Mineral Sands (Pty) Ltd subsidiaries. Exxaro is entitled to exchange this interest for approximately 3.2% in additional Class B Shares under certain circumstances. Exxaro also has a 26% ownership interest in certain of our other non-operating subsidiaries.

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

In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the misstatement from qualitative and quantitative perspectives, and concluded that the misstatement was not material to our previously issued annual and interim financial statements. The cumulative amount of the prior period adjustments would have been material to our current statement of operations and comprehensive loss had we made the correction in the three months ended March 31, 2017 and accordingly we have revised our previously issued financial statements to correct this misstatement. We also corrected the timing of other previously recorded immaterial out-of-period adjustments and reflected them in the revised prior period financial statements. The previously recorded immaterial out-of-period adjustments include a $6 million decrease to cost of goods sold due to an overstated depreciation expense and a $7 million increase to cost of goods sold related to royalty tax both originating in 2013 and previously recorded as out-of-period corrections in 2014; a $5 million decrease to cost of goods sold that originated in 2012 and was previously recorded as an out-of-period correction in 2014 due to overstated depletion expense; and other miscellaneous immaterial corrections.

The effects on our consolidated financial statements are as follows:

Consolidated Statement of Operations

	Year Ended December 31, 2016			Year Ended December 31, 2015
	As Reported(1)	Adjustment	Revised	As Reported(1)	Adjustment	Revised
Net sales	$1,309	$—	$1,309	$1,510	$—	$1,510
Cost of goods sold	1,175	—	1,175	1,487	4	1,491
Gross profit	134	—	134	23	(4)	19
Selling, general and administrative expenses	(185)	(4)	(189)	(192)	(7)	(199)
Income (loss) from operations	(52)	(4)	(56)	(190)	(11)	(201)
Other income (expense), net	(27)	—	(27)	28	—	28
Income (loss) from continuing operations before income taxes	(260)	(4)	(264)	(338)	(11)	(349)
Net income (loss) from continuing operations	(135)	(4)	(139)	(362)	(10)	(372)
Income (loss) from discontinued operations, net of tax	77	2	79	55	—	55
Net loss attributable to Tronox Limited	(59)	(2)	(61)	(318)	(11)	(329)
Net income (loss) per share from continuing operations, basic and diluted	(1.17)	(0.03)	(1.20)	(3.22)	(0.09)	(3.31)
Net income (loss) per share from discontinued operations, basic and diluted	0.67	0.01	0.68	0.47	—	0.47
Weighted average shares outstanding, basic and diluted (in thousands)	116,161	116,161	116,161	115,566	115,566	115,566

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31, 2016			Year Ended December 31, 2015
	As Reported	Adjustment	Revised	As Reported	Adjustment	Revised

Net loss	$(58)	$(2)	$(60)	$(307)	$(10)	$(317)
Total comprehensive income (loss)	74	(2)	72	(584)	(10)	(594)
Comprehensive income (loss) attributable to Tronox Limited	42	(2)	40	(518)	(11)	(529)

Consolidated Balance Sheet

	Year Ended December 31, 2016
	As Reported (1)	Adjustment	Revised
Current assets of continuing operations	$1,067	$—	$1,067
Total assets of discontinued operations	1,668	3	1,671
Total current assets	2,735	3	2,738
Total assets	4,961	3	4,964
Accrued liabilities	138	11	149
Current liabilities of continuing operations	443	10	453
Total liabilities of discontinued operations	110	1	111
Total current liabilities	553	11	564
Total liabilities	3,800	11	3,811
Accumulated deficit	(13)	(6)	(19)
Accumulated other comprehensive loss	(495)	(2)	(497)
Total Tronox Limited shareholders’ equity	1,017	(8)	1,009
Total equity	1,161	(8)	1,153
Total liabilities and equity	4,961	3	4,964
(1)	Amounts reflect the results of Alkali as discontinued operations.

Consolidated Statement of Cash Flows

There was no net impact to operating, investing and financing cash flows from the revisions for continuing operations for the years ended December 31, 2016 and 2015.

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

Research and Development

Research and development costs, included in “Selling, general and administrative expenses” in the Consolidated Statements of Operation comprising of salaries, building costs, utilities, administrative expenses, and allocations of corporate costs, were $8 million, $9 million, and $11 million during 2017, 2016, and 2015, respectively, and were expensed as incurred.

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

Earnings per Share

Basic and diluted earnings per share are calculated using the two-class method. Under the two-class method, earnings used to determine basic earnings per share are reduced by an amount allocated to participating securities. Participating securities include restricted shares issued under the Tronox Management Equity Incentive

Plan (the “MEIP”) (see Note 19) and the T-Bucks Employee Participation Plan (“T-Bucks EPP”) (see Note 19), both of which contain non-forfeitable dividend rights. Our unexercised options, unexercised Series A and Series B Warrants (see Note 18), and unvested restricted share units do not contain non-forfeitable rights to dividends and, as such, are not considered in the calculation of basic earnings per share. Our unvested restricted shares do not have a contractual obligation to share in losses; therefore, when we record a net loss, none of the loss is allocated to participating securities. Consequently, in periods of net loss, the two-class method does not have an effect on basic loss per share.

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

At December 31, 2017, included in restricted cash was $651 million related to our Blocked Term Loan (defined below) See Note 15. Upon consummation of the Cristal acquisition, the Blocked Term Loan will become available to Tronox Finance. See Note 15. At December 31, 2017, 2016 and 2015, we had restricted cash in Australia related to outstanding performance bonds of $2 million, $3 million and $5 million, respectively.

Accounts Receivable, net of allowance for doubtful accounts

We perform credit evaluations of our customers, and take actions deemed appropriate to mitigate credit risk. Only in certain specific occasions do we require collateral in the form of bank or parental guarantees or guarantee payments. We maintain allowances for potential credit losses based on specific customer review and current financial conditions. See Note 9.

Inventories, net

Pigment inventories are stated at the lower of actual cost and net realizable value, net of allowances for obsolete and slow-moving inventory. The cost of inventories is determined using the first-in, first-out method. Carrying values include material costs, labor, and associated indirect manufacturing expenses. Costs for materials and supplies, excluding titanium ore, are determined by average cost to acquire. Mineral Sands inventories including titanium ore are stated at the lower of the weighted-average cost of production or market. Inventory costs include those costs directly attributable to products, including all manufacturing overhead but excluding distribution costs. Raw materials are carried at actual cost.

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

Environmental Remediation and Other Contingencies

We recognize a loss and record an undiscounted liability when litigation has commenced or a claim or assessment has been asserted, or, based on available information, commencement of litigation or assertion of a claim or assessment is probable, and the associated costs can be reasonably estimated. See Note 16.

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

Share-based Compensation

Equity Restricted Share and Restricted Share Unit Awards - The fair value of equity instruments is measured based on the share price on the grant date and is recognized over the vesting period. These awards contain service, market, and/or performance conditions. For awards containing only a service or a market condition, we have elected to recognize compensation costs using the straight-line method over the requisite service period for the entire award. For awards containing a market condition, the fair value of the award is measured using the Monte Carlo simulation under a lattice model approach. For awards containing a performance condition, the fair value is the grant date close price and compensation expense is not recognized until we conclude that it is probable that the performance condition will be met. We reassess the probability at least quarterly. See Note 19.

Liability Restricted Share Awards - Restricted share awards classified as liability awards contain only a service condition, and have graded vesting provisions. Liability awards are re-measured to fair value at each reporting date. See Note 19, Long-Term Incentive Plan.

Option Awards - The Black-Scholes option pricing model is utilized to measure the fair value of options on the grant date. The options contain only service conditions, and have graded vesting provisions. We have elected to recognize compensation costs using the straight-line method over the requisite service period for the entire award. See Note 19.

Defined Benefit Pension and Postretirement Benefit Plans

We recognize the funded status of our defined benefit pension plans and postretirement benefit plans in the Consolidated Balance Sheet. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at the measurement date. The benefit obligation for the defined benefit plans is the projected benefit obligation (PBO), which represents the actuarial present value of benefits expected to be paid upon retirement based on employee services already rendered and estimated future compensation levels. The benefit obligation for our postretirement benefit plans is the accumulated postretirement benefit obligation

(APBO), which represents the actuarial present value of postretirement benefits attributed to employee services already rendered. The fair value of plan assets related to our defined benefit plan represents the current market value of assets held in a trust fund, which is established for the sole benefit of plan participants.

If the fair value of plan assets exceeds the benefit obligation, the plan is overfunded, and the excess is recorded as a prepaid pension asset. On the other hand, if the benefit obligation exceeds the fair value of plan assets, the plan is underfunded, and the deficit is recorded as pension and postretirement healthcare benefits obligation in the Consolidated Balance Sheet. The portion of the pension and postretirement healthcare obligations payable within the next 12 months is recorded in accrued liabilities in the Consolidated Balance Sheet.

Net periodic pension and postretirement benefit cost represents the aggregation of service cost, interest cost, expected return on plan assets, amortization of prior service costs or credits and actuarial gains or losses previously recognized as a component of OCI and it is recorded in the Consolidated Statement of Operations. Net periodic cost is recorded in cost of goods sold and selling, general and administrative expenses in the Consolidated Statement of Operations based on the employees’ respective functions.

Actuarial gains or losses represents the effect of remeasurement on the benefit obligation principally driven by changes in the plan actuarial assumptions. Prior service costs or credits arise from plan amendments. The actuarial gains or losses and prior service costs or credits are initially recognized as a component of Other Comprehensive income in the Consolidated Statement of Comprehensive Income (Loss). Those gains or losses and prior service costs or credits are subsequently recognized as a component of net periodic cost.

The measurement of benefit obligations and net periodic cost is based on estimates and assumptions approved by management. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain assumptions, including estimates of discount rates, expected return on plan assets, rate of compensation increases and mortality rates.

Defined Contribution Plans - We recognize our contribution as expense when they are due. The expense is recorded in cost of goods sold or selling, general and administrative expenses the Consolidated Statement of Operations based on the employees’ respective functions.

Multiemployer Plan - We treat our multiemployer plan like a defined contribution plan. A pension plan to which two or more unrelated employers contribute is generally considered to be a multiemployer plan. As a defined contribution plan, we recognize the contribution for the period as a net benefit cost and any contributions due and unpaid as a liability.

Recently Adopted Accounting Pronouncements

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income” (ASU 2018-02), which amends ASC 220, Income Statement — Reporting Comprehensive Income, to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. In addition, under ASU 2018-02, an entity will be required to provide certain disclosures regarding stranded tax effects. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We do not expect the adoption of ASU 2018-02 to have a material impact on our consolidated financial statements.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends ASC Topic 718, Compensation – Stock Compensation. ASU 2016-09 simplifies various aspects related to how share-based payments are accounted for and presented in the financial statements including income taxes and forfeitures of awards. We adopted ASU 2016-09 during the first quarter of 2017. Its adoption did not have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”), which clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument in an existing hedging relationship would not, in and of itself, be considered a termination of the derivative instrument or a change in a critical term of the hedging relationship. As long as all other hedge accounting criteria in ASC 815, Derivatives and Hedging (“ASC 815”) are met, a hedging relationship in which the hedging derivative instrument is novated would not be discontinued or require redesignation. This clarification applies to both cash flow and fair value hedging relationships. We adopted ASU 2016-05 during the first quarter of 2017. Its adoption did not have an impact on our consolidated financial statements.

In July 2015, as part of its simplification initiative, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 simplifies the subsequent measurement of inventory by requiring entities to remeasure inventory at the lower of cost and net realizable value, which is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We adopted ASU 2015-11 during the first quarter of 2017. The adoption of ASU 2015-11 did not have an impact on our consolidated financial statements.

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

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”) which amends the requirements in ASC 715, Compensation — Retirement Benefits, which requires employers that sponsor defined benefit pension and/or other postretirement plans to aggregate the various components of net periodic benefit cost for presentation purposes but does not prescribe where they should be presented in the income statement. ASU 2017-07 requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from service rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. Employers will have to disclose the line item(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted as of the beginning of an annual period for which an entity’s financial statements (interim or annual) have not been issued. ASU 2017-07 requires the presentation of the components of net periodic benefit cost in the income statement retrospectively while the guidance limiting the capitalization of net periodic benefit cost in assets to the service component will be applied prospectively. The adoption of ASU 2017-07 will result in the reclassification of pension costs of $4 million, $3 million and $1 million, in 2017, 2016 and 2015, respectively, from “Income (loss) from operations” to “Other income (expense), net” in our Consolidated Statements of Operations.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires that the reconciliation of the beginning-of-period and end-of period amounts shown in the statement of cash flows include restricted cash and restricted cash equivalents. ASU 2016-18 does not define restricted cash or restricted cash equivalents, but an entity will need to disclose the nature of the restrictions. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We adopted ASU 2016-18 in January 2018. The guidance should be applied retrospectively to all periods presented. The adoption of ASU 2016-18 will require us to include and reconcile the amount of “Restricted cash”, in addition to “Cash and cash equivalents”, for cash flow purposes for all periods presented commencing with the three months ending March 31, 2018.

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

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”) which includes a lessee accounting model that recognizes two types of leases - finance leases and operating leases. The standard requires that a lessee recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or an operating lease. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard, as originally issued would have required adoption using a modified retrospective transition and provided for certain practical expedients. Transition would have required application of the new guidance at the beginning of the earliest comparative period presented. On January 5, 2018, the FASB issued a proposed ASU for comment that would allow entities the option to instead apply the provisions of the new leases guidance at the effective date (e.g., January 1, 2019), without adjusting the comparative periods presented. Comments on the proposed update are due to the FASB by February 5, 2018 and we will assess our method of adoption if the FASB approves this transition option. We have developed an implementation plan for adopting ASU 2016-02, which includes utilizing a software program to manage our lease obligations. We are evaluating the impact that ASU 2016-02 will have on our consolidated financial statements and have concluded that we will not early adopt ASU 2016-02. We continue to monitor the FASB’s actions and will consider the impact of any changes made to the guidance prior to its effective date. Refer to Notes 15 and 17 regarding current obligations under lease agreements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. Subsequent to the issuance of the May 2014 guidance, several clarifications and updates have been issued on this topic, the most recent of which was issued in May 2017.

We are substantially complete with our implementation plan for adopting ASU 2014-09 including the evaluation of differences between the existing accounting guidance and Topic 606. Based on the results of our evaluation, we did not identify any changes which will have a material impact to our consolidated financial statements. Similarly, we did not identify any significant impact on our business processes, controls and systems. We are in the process of finalizing the documentation of our accounting policies. We adopted the new standard using the modified retrospective approach effective January 1, 2018.

3. Discontinued Operations

Concurrent with the announcement of the Cristal Transaction, we expressed intent to begin a process to market our Alkali soda ash business, which met the criteria as held for sale in the third quarter of 2017 and was sold on September 1, 2017. The sale of Alkali is an important step in positioning us as a global leader in the TiO2 industry. The proceeds will be used to fund the majority of the cash consideration for the Cristal acquisition and a portion was also used in the refinancing of our debt. See Notes 1 and 15. The criteria for presentation of Alkali as a discontinued operation in accordance with ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity was met in the third quarter of 2017. This disposal is considered a strategic shift that has and will have a major effect on our operations and financial results; therefore, the results of Alkali have been classified as discontinued operations for all periods presented. Alkali’s assets as of December 31, 2016 have been segregated from continuing operations and presented as current assets or current liabilities from discontinued operations.

Alkali, which was previously one of our two operating and reportable segments, included certain allocated corporate costs, which have been reallocated to Corporate. The amount of allocated corporate costs was $3 million, $4 million and $3 million respectively, for the years ended December 31, 2017, 2016 and 2015. After the Alkali Sale, we now operate in a single operating and reportable segment, TiO2.

The following table presents the major classes of Alkali’s line items constituting the “Income (loss) from discontinued operations, net of tax” in our Consolidated Statements of Operations:

	Year Ended December 31,
	2017	2016	2015
Net sales	$521	$786	$602
Cost of goods sold	448	671	505
Selling, general and administrative expenses	(18)	(25)	(25)
Income before income taxes	55	89	72
Income tax provision	(1)	(10)	(17)
Loss on sale of discontinued operations, no tax impact	(233)	—	—
Net income (loss) from discontinued operations, net of tax	$(179)	$79	$55

The following table is a summary of the carrying amounts of Alkali’s assets and liabilities included as “Total assets of discontinued operations” and “Total liabilities of discontinued operations” of December 31, 2016:

December 31, 2016
Assets
Current Assets
Accounts receivable, net of allowance for doubtful accounts	$146
Inventories, net	33
All other current assets	21
Total current assets of discontinued operations	200
Noncurrent Assets
Property, plant and equipment, net	739
Mineral leaseholds, net	730
Other long-term assets	2
Total assets of discontinued operations	$1,671

Liabilities
Current Liabilities
Accounts payable	$44
Accrued liabilities	36
All other current liabilities	11
Total current liabilities of discontinued operations	91
All other long-term liabilities	20
Total liabilities of discontinued operations	$111

4. Restructuring Expense

Restructuring income (expense) in our Consolidated Statements of Operations consists of charges related to employee severance and associated costs recorded in connection with the global restructuring of our TiO2 segment, cost improvement initiative and the alignment of our production output to market requirements (the “TiO2 Restructuring Initiatives”) which were recorded in “Restructuring income (expense)” in the Consolidated Statements of Operations. The TiO2 Restructuring Initiatives were completed in 2016 and resulted in a reduction in workforce of approximately 580 employees and outside contractors, the cessation of production of our sodium chlorate plant in Hamilton, Mississippi and the suspension of the operation of our Cooljarloo North Mine in Western Australia. Restructuring income (expense) in our Consolidated Statements of Operations also includes the reversal of restructuring expense pursuant to the settlement of claims previously filed relating to a prior restructure (“Restructuring Settlement”).

Restructuring income (expense) during 2017, 2016 and 2015 is as follows:

	Year Ended December 31,
	2017	2016	2015
TiO2 Restructuring Initiatives	$—	$(1)	$(21)
Restructuring Settlement	1	—	—
	$1	$(1)	$(21)

The cumulative amount incurred relating to our TiO2 Restructuring Initiatives completed in 2016 was $22 million.

Restructuring income (expense) by segment during 2017, 2016 and 2015 was as follows:

	Year Ended December 31,
	2017	2016	2015
TiO2 segment	$—	$(1)	$(20)
Corporate	1	—	(1)
Total	$1	$(1)	$(21)

A summary in the changes in the liability established for restructuring, which is included in “Accrued liabilities” in the Consolidated Balance Sheets, is as follows:

	2017	2016
Balance, January 1,	$—	$15
Additional provision, net	—	1
Cash payments	—	(16)
Balance, December 31,	$—	$—

5. Other Income (Expense), Net

Other income (expense), net is comprised of the following:

	Year Ended December 31,
	2017	2016	2015
Net realized and unrealized foreign currency gains (losses)	$(20)	$(31)	$21
Interest income	10	3	7
Pension and postretirement benefit curtailment gains/(settlement losses)(1)	—	(1)	—
Other, net	1	2	—
Total	$(9)	$(27)	$28
(1)	Losses related to our Netherlands pension plan. See Note 20.

6. Income Taxes

Our operations are conducted through various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.

Income (loss) from continuing operations before income taxes is comprised of the following:

	Year Ended December 31,
	2017	2016	2015
United Kingdom	$(74)	$362	330
Australia	(143)	(145)	(359)
International	130	(481)	(320)
Income (loss) from continuing operations before income taxes	$(87)	$(264)	$(349)

The income tax (provision) benefit is summarized below:

	Year Ended December 31,
	2017	2016	2015
United Kingdom:
Current	$(2)	$(1)	$(1)
Deferred	1	—	—
Australian:
Current	—	65	(17)
International:
Current	(2)	52	(6)
Deferred	(3)	9	1
Income tax (provision) benefit	$(6)	$125	$(23)

The following table reconciles the applicable statutory income tax rates to our effective income tax rates for “Income tax (provision) benefit” as reflected in the Consolidated Statements of Operations.

	Year Ended December 31,
	2017	2016	2015
Statutory tax rate	19%	30%	30%
Increases (decreases) resulting from:
Tax rate differences	53	44	30
U.S. federal tax reform (including rate change)	(1,166)	—	—
Disallowable expenditures	33	(17)	(4)
Valuation allowances	675	80	(68)
Corporate Reorganization	375	(123)	—
State rate changes	3	(4)	13
Withholding taxes	—	42	(11)
Prior year accruals	(1)	(3)	—
Branch taxation	—	(3)	1
Other, net	2	1	2
Effective tax rate	(7)%	47%	(7)%

During the year ended December 31, 2017, Tronox Limited, the public parent which is registered under the laws of the State of Western Australia, became managed and controlled in the U.K. The statutory tax rate in the U.K. at December 31, 2017 was 19%. During 2016 and 2015, Tronox Limited was managed and controlled in Australia which has a statutory tax rate of 30%.

On December 22, 2017, the U.S. enacted major tax reform legislation. Our deferred tax impact of that legislation has been included in the effective income tax rate table above as a separate line item. It is almost entirely offset in the Valuation allowances line. The gross deferred tax impacts were primarily from our large deferred tax assets being revalued from the previous U.S. statutory rate of 35% down to the newly enacted rate of 21%, compensation accruals and deferred interest amounts which are no longer expected to be deductible under the new legislation, and a change to the portion of an indefinite lived deferred tax liability we could realize based on the new net operating loss indefinite carryforward period and usage limitation.

The effective tax rate for 2017 differs from the United Kingdom statutory rate of 19% primarily due to U.S. tax reform legislation, valuation allowances, and rates different than the United Kingdom statutory rate of 19%. For 2016 and 2015 it differs from the Australian statutory rate of 30% primarily due to valuation allowances, rates different than the Australian statutory rate of 30%, and withholding tax accruals on interest income.

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

Changes in our state apportionment factors and state statutory rate changes caused our overall effective state tax rates to change. Due to the large deferred tax asset created by the Anadarko litigation settlement in 2014, these state rate changes have a material impact on deferred taxes for 2015, 2016 and 2017. These are reflected within the State rate changes line above. The changes to deferred tax are offset by valuation allowances.

During 2017, the statutory tax rates on income earned in Australia (30%), the United States (35%), South Africa (28%), and the Netherlands (25%) are higher than the United Kingdom statutory rate of 19%. The statutory tax rate on income earned in Switzerland (8%) and Jersey (0%) are lower than the United Kingdom statutory rate of 19%. Also, we continue to maintain a full valuation allowance in Australia, the Netherlands, and the U.S.

Net deferred tax assets (liabilities) at December 31, 2017 and 2016 were comprised of the following:

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss and other carryforwards	$1,834	$1,899
Property, plant and equipment, net	81	106
Reserves for environmental remediation and restoration	28	25
Obligations for pension and other employee benefits	49	69
Investments	29	25
Grantor trusts	669	1,055
Inventories, net	7	11
Interest	245	326
Other accrued liabilities	2	6
Other	14	14
Total deferred tax assets	2,958	3,536
Valuation allowance associated with deferred tax assets	(2,825)	(3,357)
Net deferred tax assets	133	179

Deferred tax liabilities:
Property, plant and equipment, net	(244)	(237)
Intangible assets, net	(52)	(86)
Other	(7)	(7)
Total deferred tax liabilities	(303)	(330)
Net deferred tax liability	$(170)	$(151)

Balance sheet classifications:
Deferred tax assets — long-term	$1	$—
Deferred tax liabilities — long-term	$(171)	$(151)
Net deferred tax liability	$(170)	$(151)

The net deferred tax liabilities reflected in the above table include deferred tax assets related to grantor trusts, which were established as Tronox Incorporated emerged from bankruptcy during 2011. The balances relate to the assets contributed to such grantor trusts by Tronox Incorporated and the proceeds from the resolution of previous litigation of $5.2 billion during 2014, which resulted in additional deferred tax assets of $2.0 billion. This increase was fully offset by valuation allowances. During 2016 and 2017, the U.S. net operating loss increased as the grantor trusts spent a portion of the funds received from the litigation.

Both the Grantor trusts amount and the Net operating loss and other carryforwards amount above were significantly reduced during 2017 as a result of the U.S. tax reform federal rate change from 35% down to 21%. The reduction to the Net operating loss and other carryforwards line was offset by current year tax losses and by additional net capital losses resulting from the final steps in completing our 2016 Corporate Reorganization.

There was a decrease to our valuation allowance of $532 million during 2017, a decrease of $218 million in 2016, and an increase of $229 million in 2015. The table below sets forth the changes, by jurisdiction:

	December 31,
	2017	2016	2015
Australia	$359	$(258)	$111
United Kingdom	10	—	—
United States	(899)	40	113
The Netherlands	(1)	—	6
South Africa	(1)	—	(1)
Total increase (decrease) in valuation allowances	$(532)	$(218)	$229

The decrease to our valuation allowance in the United States in 2017 was primarily the result of the tax reform legislation impacts. The increase to our valuation allowances in both Australia and the United Kingdom during 2017 was to offset deferred tax assets generated from book losses and Corporate Reorganization net capital losses. The decrease to the valuation allowance in The Netherlands is due to $12 million NOL utilization, offset by the effect of foreign currency exchange rates changes between 2016 and 2017 of $11 million. The decrease to our valuation allowance in Australia during 2016 is primarily the result of the Corporate Reorganization. When we reduced our deferred tax assets related to intercompany interest deductions and loss carryforwards which will no longer be available to utilize, it caused a corresponding reduction to the valuation allowance and resulted in no impact to the consolidated provision for income taxes for the year ended December 31, 2016. The increase to our valuation allowance in the United States during 2016 is primarily the result of an increase to our net operating loss partially offset by a reduction to our deferred tax assets caused by a lower effective state income tax rate. The increases to our valuation allowance in Australia and the United States during 2015 are primarily the result of book losses during that year.

At December 31, 2017, we maintain full valuation allowances related to the total net deferred tax assets in Australia, the United States, and the Netherlands, as we cannot objectively assert that these deferred tax assets are more likely than not to be realized. It is reasonably possible that a portion of these valuation allowances could be reversed within the next year due to increased book profitability levels and our pending acquisition of the Cristal TiO2 Business. Future provisions for income taxes will include no tax benefits with respect to losses incurred and tax expense only to the extent of current state tax payments until the valuation allowances are eliminated. Additionally, we have valuation allowances against specific tax assets in South Africa and the United Kingdom.

These conclusions were reached by the application of ASC 740, Income Taxes, and require that all available positive and negative evidence be weighted to determine whether a valuation allowance should be recorded. The more significant evidential matter in Australia, the United States, the Netherlands, and the United Kingdom relates to recent book losses and the lack of sufficient projected taxable income. The more significant evidential matter for South Africa relates to capital losses and assets that cannot be depleted or depreciated for tax purposes.

An ownership change occurred during 2012, as a result of the Exxaro Transaction. These ownership changes resulted in a limitation under IRC Sections 382 and 383 related to U.S. net operating losses. We do not expect that the application of these net limitations related to the 2012 ownership change will have any material effect on our U.S. federal income tax liabilities. The Company did not have any transactions during 2017 that triggered an ownership change under IRC Sections 382 and 383.

The Company’s ability to use any net operating losses and section 163(j) interest expense carryforwards (which are now subject to Section 382 limitations per the new recently enacted U.S. major tax reform legislation) generated by it could be substantially limited if the Company were to experience another ownership change as defined under IRC Section 382. In general, an ownership change would occur if the Company’s “5-percent shareholders,” as defined under IRC Section 382, including certain groups of persons treated as “5-percent shareholders,” collectively increased their ownership in the Company by more than 50 percentage points over a rolling three-year period. If an ownership change does occur during 2018, the resulting impact could be a limitation of up to $5.2 billion composed of both U.S. net operating losses and interest limitation carryforwards. There would be minimal impact on the $2.5 billion future Grantor Trust deductions from an IRC Sections 382 change.

The deferred tax assets generated by tax loss carryforwards in Australia, the United States, and the Netherlands have been fully offset by valuation allowances. The expiration of these carryforwards at December 31, 2017 is shown below. The Australian and South African tax loss carryforwards do not expire.

	United Kingdom	Australia	The Netherlands	U.S. Federal	U.S. State	Tax Loss Carryforwards Total
2018	$—	$—	$—	$—	$21	$21
2019	—	—	—	—	1	1
2020	—	—	—	—	16	16
2021	—	—	17	—	2	19
2022	—	—	34	—	60	94
Thereafter	—	—	143	4,114	4,015	8,272
No Expiration	55	636	—	—	—	691
Total tax loss carryforwards	$55	$636	$194	$4,114	$4,115	$9,114

At December 31, 2017, Tronox Limited had foreign subsidiaries with undistributed earnings. Although we would not be subject to income tax on these earnings, amounts totaling $150 million could be subject to withholding tax if distributed. We have made no provision for deferred taxes for Tronox Limited related to these undistributed earnings because they are considered to be indefinitely reinvested outside of the parents’ taxing jurisdictions.

The noncurrent liabilities section of our Consolidated Balance Sheet does not reflect any reserves for uncertain tax positions for either 2017 or 2016.

Our Australian returns are closed through 2011. However, under Australian tax laws, transfer pricing issues have no limitation period. Our U.S. returns are closed for years through 2012, with the exception of an amendment filed for the 2007 tax year. Our Netherlands returns are closed through 2014. Our South African returns are closed through 2012.

We believe that we have made adequate provision for income taxes that may be payable with respect to years open for examination; however, the ultimate outcome is not presently known and, accordingly, additional provisions may be necessary and/or reclassifications of noncurrent tax liabilities to current may occur in the future.

On December 22, 2017 the U.S. government enacted the Tax Cuts and Jobs Act (H.R. 1), which creates sweeping tax reform, and the SEC issued Staff Accounting Bulletin 118 (SAB 118), which provides guidance on accounting for tax effects of H.R. 1 under ASC 740. As listed above these acts passed late in the Company’s fiscal year significantly impacted the effective tax rate disclosure for the year ended December 31, 2017.

H.R. 1 includes a number of broad and complex changes to the U.S. tax code. The most significant of these changes to the Company is the reduction of the federal corporate tax rate from 35% down to 21%. This change represents the most substantial portion of the amount presented in the effective tax rate as U.S. federal tax reform. The effect of this rate change on the U.S. deferred tax assets and liabilities as well as their associated valuation allowance is considered to be complete. Other provisions of this tax reform have been reasonably estimated but are not yet deemed complete.

SAB 118 provides for a measurement period to complete the accounting for income taxes from H.R. 1 that should not extend beyond one year from the enactment date, or December 22, 2018. To the extent that the Company’s accounting for the income tax effects of any provisions in H.R. 1 is incomplete, a reasonable estimate was determinable and this provisional estimate is included in the financial statements. While we are able to make reasonable estimates of the impacts of H.R. 1 on the year ended December 31, 2017, the final impacts may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the IRS or state taxing authorities, and actions not yet taken.

7. Loss Per Share

The computation of basic and diluted loss per share for the periods indicated is as follows:

	Year Ended December 31,
	2017	2016	2015
Numerator – Basic and Diluted:
Net income (loss) from continuing operations	$(93)	$(139)	$(372)
Less: Net income (loss) from continuing operations attributable to noncontrolling interest	13	1	12
Undistributed net income (loss) from continuing operations attributable to Tronox Limited	(106)	(140)	(384)
Percentage allocated to ordinary shares (1)	100%	100%	100%
Net income (loss) from continuing operations available to ordinary shares	(106)	(140)	(384)
Net income (loss) from discontinued operations available to ordinary shares	(179)	79	55
Net income (loss) available to ordinary shares	$(285)	$(61)	$(329)
Denominator – Basic and Diluted:
Weighted-average ordinary shares (in thousands)	119,502	116,161	115,566
Net income (loss) per Ordinary Share(2):
Basic and diluted net income (loss) from continuing operations per ordinary share	$(0.89)	$(1.20)	$(3.31)
Basic and diluted net income (loss) from discontinued operations per ordinary share	(1.50)	0.68	0.47
Basic and diluted net loss per ordinary share	$(2.39)	$(0.52)	$(2.84)
(1)	Our participating securities do not have a contractual obligation to share in losses; therefore, when we have a net loss, none of the loss is allocated to participating securities. Consequently, for 2017, 2016, and 2015, the two-class method did not have an effect on our net loss per ordinary share calculation, and as such, dividends paid during the year did not impact this calculation.
(2)	Net loss per ordinary share amounts were calculated from exact, not rounded net loss and share information.

In computing diluted net loss per share under the two-class method, we considered potentially dilutive shares. Anti-dilutive shares not recognized in the diluted net loss per share calculation were as follows:

	December 31, 2017		December 31, 2016		December 31, 2015
	Shares	Average Exercise Price	Shares	Average Exercise Price	Shares	Average Exercise Price
Options	1,707,133	$21.27	1,970,481	$21.19	2,189,967	$21.15
Series A Warrants	222,939	$8.51	1,440,662	$8.51	1,354,529	$9.63
Series B Warrants	328,563	$9.37	1,953,207	$9.37	1,833,834	$10.63
Restricted share units	5,478,269	$11.33	5,587,331	$7.19	1,494,027	$23.04

8. Fair Value Measurement

For financial instruments that are subsequently measured at fair value, the fair value measurement is grouped into levels. See Note 2.

At both December 31, 2017 and 2016, our financial instrument measured at fair value was our environmental rehabilitation trust, which amounted to $13 million and was categorized as Level 2. See Note 16.

The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable, short-term debt, and other current liabilities approximate their fair value because of the short-term nature of these instruments.

Our debt is recorded at historical amounts. At December 31, 2017, the fair value of our New Term Loan Facility (defined below) was $2.17 billion and at December 31, 2016, the fair value of the Prior Term Loan (defined below) was $1.5 billion. At December 31, 2016 the fair value of the Senior Notes due 2020, defined below, was $841 million. At December 31, 2017 and 2016, the fair value of the Senior Notes due 2022, defined below, was $609 million and $544 million, respectively. At December 31, 2017 the fair value of the Senior Notes due 2025, defined below, was $463 million. We determined the fair value of the New Term Loan Facility, Prior Term Loan, the Senior Notes due 2020, the Senior Notes due 2022 and the Senior Notes due 2025 using quoted market prices. The fair value hierarchy for the New Term Loan Facility, Prior Term Loan, the Senior Notes due 2020, the Senior Notes due 2022 and the Senior Notes due 2025 is a Level 1 input. The balance outstanding under our UBS Revolver at December 31, 2016 is carried at contracted amounts, which approximates fair value based on the short-term nature of the borrowing and the variable interest rate. The fair value hierarchy for our UBS Revolver is a Level 2 input. See Note 15.

9. Accounts Receivable, Net of Allowance for Doubtful Accounts

Accounts receivable, net of allowance for doubtful accounts, consisted of the following:

	December 31,
	2017	2016
Trade receivables	$324	$271
Other	13	8
Subtotal	337	279
Allowance for doubtful accounts	(1)	(1)
Accounts receivable, net of allowance for doubtful accounts	$336	$278

Bad debt expense was less than $1 million for each of the years ended 2017, 2016 and 2015. Bad debt expense was recorded in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.

10. Inventories, net

Inventories, net consisted of the following:

	December 31,
	2017	2016
Raw materials	$137	$191
Work-in-process	35	35
Finished goods, net	194	190
Materials and supplies, net(1)	110	97
Total	476	513
Less: Inventories, net – non-current	(3)	(14)
Inventories, net – current	$473	$499
(1)	Consists of processing chemicals, maintenance supplies, and spare parts, which will be consumed directly and indirectly in the production of our products.

Finished goods includes inventory on consignment of $28 million and $24 million at December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, inventory obsolescence reserves were $14 million and $17 million, respectively. At December 31, 2017 and December 31, 2016, reserves for lower of cost and net realizable value were $27 million and $26 million, respectively.

11. Property, Plant and Equipment

Property, plant and equipment, net of accumulated depreciation, consisted of the following:

	December 31,
	2017	2016
Land and land improvements	$95	$94
Buildings	267	237
Machinery and equipment	1,387	1,275
Construction-in-progress	103	82
Other	41	38
Total	1,893	1,726
Less: accumulated depreciation	(778)	(634)
Property, plant and equipment, net(1)	$1,115	$1,092
(1)	Substantially all of these assets are pledged as collateral for our debt. See Note 15.

Depreciation expense related to property, plant and equipment during 2017, 2016, and 2015 was $125 million, $117 million, and $150 million, respectively, of which $122 million, $114 million, and $146 million, respectively, was recorded in “Cost of goods sold” in the Consolidated Statements of Operations. Depreciation expense of $3 million each for 2017 and 2016 and $4 million for 2015 was recorded in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.

12. Mineral Leaseholds, net

Mineral leaseholds, net of accumulated depletion, consisted of the following:

	December 31,
	2017	2016
Mineral leaseholds	$1,303	$1,257
Less accumulated depletion	(418)	(380)
Mineral leaseholds, net	$885	$877

Depletion expense related to mineral leaseholds during 2017, 2016, and 2015 was $32 million, $35 million, and $77 million, respectively, and was recorded in “Cost of goods sold” in the Consolidated Statements of Operations.

13. Intangible Assets, net

	December 31, 2017			December 31, 2016
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$291	$(134)	$157	$291	$(115)	$176
TiO2 technology	32	(11)	21	32	(9)	23
Internal-use software	45	(25)	20	45	(21)	24
Intangible assets, net	$368	$(170)	$198	$368	$(145)	$223

Amortization expense related to intangible assets was $25 million each for 2017 and 2016 and $26 million during 2015, respectively, of which $24 million each was recorded during 2017 and 2016 and $25 million was recorded during 2015 in “Selling general and administrative expenses” in the Consolidated Statements of Operations. During 2017, 2016 and 2015, $1 million each of amortization expense was recorded in “Cost of goods sold” in the Consolidated Statements of Operations. Estimated future amortization expense related to intangible assets is $25 million for each of the years from 2018 through 2021, $23 million for 2022 and $75 million thereafter.

14. Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2017	2016
Employee-related costs and benefits	$72	$61
Interest	21	35
Sales rebates	19	20
Taxes other than income taxes	7	9
Other	44	25
Accrued liabilities	$163	$150

15. Debt

Debt Refinancing

On September 22, 2017, we completed our offering of our Senior Notes due 2025 for an aggregate principal amount of $450 million, the net proceeds of which together with borrowings under our $2.150 billion New Term Loan Facility and the proceeds from the Alkali sale, funded the redemption of the remaining outstanding balance of our Senior Notes due 2020 and we paid off the remaining outstanding balance of our $1.5 billion Prior Term Loan. In addition, we paid off the outstanding short-term borrowings under our UBS Revolver and entered into a new asset-based revolving syndicated facility with Wells Fargo (all defined below).

The refinancing of our Senior Notes due 2020 was considered a debt extinguishment in accordance with ASC 470, Debt (“ASC 470”). However, for refinancing of both the UBS Revolver and the Prior Term Loan, a portion of each of these refinancing arrangements were considered modifications and a portion considered extinguishments in accordance with the requirements of ASC 470 as some of the original lenders in the original syndications were part of the new lender base.

Short-term Debt

During the third quarter of 2017, we repaid the $150 million outstanding balance under the global senior secured asset-based syndicated revolving credit facility with UBS AG (the “UBS Revolver”). Concurrent with entering into the Wells Fargo Revolver, described below, the UBS Revolver was terminated. Unamortized original debt issuance costs of $1 million relating to the UBS Revolver were included in “Gain (loss) on extinguishment of debt” in the Consolidated Statements of Operations for the year ended December 31, 2017. The remaining unamortized balance of original debt issuance costs of $2 million relating to the UBS Revolver will be amortized over the life of the Wells Fargo Revolver.

Wells Fargo Revolver

On September 22, 2017, we entered into a new global senior secured asset-based syndicated revolving credit facility with Wells Fargo Bank, N.A. (the “Wells Fargo Revolver”). The Wells Fargo Revolver provides us with up to $550 million of revolving credit lines, with an $85 million sublimit for letters of credit, and has a maturity date of September 22, 2022. Our availability of revolving credit loans and letters of credit is subject to a borrowing base. Borrowings bear interest at our option, at either an adjusted London Interbank Offered Rate (“LIBOR”) plus an applicable margin that ranges from 1.25% to 1.75%, or a base rate, which is defined to mean the greatest of (a) the administrative agent’s prime rate, (b) the Federal funds effective rate plus 0.50% and (c) the adjusted LIBOR for a one-month period plus 1.00% plus a margin that ranges from 0.25% to 0.75%, in each case, based on the average daily borrowing availability. At December 31, 2017, there were no outstanding revolving credit loans under the Wells Fargo Revolver, excluding $19 million of issued and undrawn letters of credit under the Wells Fargo Revolver. Debt issuance costs associated with the Wells Fargo Revolver of $7 million ($2 million remaining from the UBS Revolver and $5 million incurred for the Wells Fargo Revolver) were included in “Other long-term assets” in the Consolidated Balance Sheets at December 31, 2017 and is amortized over the life of the Wells Fargo Revolver.

ABSA Revolving Credit Facility

On December 13, 2017, we entered into an agreement for a revolving credit facility with ABSA Bank Limited (“ABSA”) acting through its ABSA Capital Division for an amount up to R750 million (approximately

$61 million at December 31, 2017 exchange rate) maturing on December 13, 2020 (the “New ABSA Revolver”). The New ABSA Revolver replaces our R1.3 billion revolving credit facility (approximately $105 million at December 31, 2017 exchange rate) with ABSA that matured on June 14, 2017 (the “ABSA Revolver”). The New ABSA Revolver bears interest at (i) the base rate (defined as one month Johannesburg Interbank Agreed Rate, which is the mid-market rate for deposits in South African Rand for a period equal to the relevant period which appears on the Reuters Screen SAFEY Page alongside the caption YLD) as of 11h00 Johannesburg time on the first day of the applicable period, plus (ii) the Margin, which ranges from 3.45% to 3.85%, in each case, based on the aggregate loan amount outstanding as a percentage of the total commitments of the ABSA Facility. During 2017 we had no drawdowns or repayments on the New ABSA Revolver. During 2017, 2016 and 2015, we had no drawdowns or repayments on the ABSA Revolver. At December 31, 2016, there was no outstanding borrowings on the ABSA Revolver.

Long-term debt, net of an unamortized discount and debt issuance costs, consisted of the following:

	Original Principal	Annual Interest Rate	Maturity Date	December 31, 2017	December 31, 2016
Prior Term Loan, net of unamortized discount(1)	$1,500	Variable	—	$—	$1,441
New Term Loan Facility, net of unamortized discount(2)	2,150	Variable	9/22/2024	2,138	—
Senior Notes due 2020	900	6.375%	—	—	896
Senior Notes due 2022	600	7.50%	3/15/2022	584	584
Senior Notes due 2025	450	5.75%	9/22/2025	450	—
Lease financing				19	19
Long-term debt				3,191	2,940
Less: Long-term debt due within one year				(17)	(16)
Debt issuance costs				(44)	(36)
Long-term debt, net				$3,130	$2,888
(1)	Average effective interest rate of 5.1% and 4.9% during 2017 and 2016, respectively.
(2)	Average effective interest rate of 4.9% during 2017.

At December 31, 2017, the scheduled maturities of our long-term debt were as follows:

Total Borrowings
2018	17
2019	22
2020	22
2021	23
2022	607
Thereafter	2,512
Total	3,203
Remaining accretion associated with the New Term Loan Facility	(12)
Total borrowings	$3,191

Prior Term Loan

On April 23, 2014, we, along with our wholly owned subsidiary, Tronox Pigments (Netherlands) B.V., and certain named guarantor subsidiaries, entered into a Third Amended and Restated Credit and Guaranty Agreement (the “Third Agreement”) with the lender party thereto and Goldman Sachs Bank USA, as administrative agent. Pursuant to the Third Agreement, we obtained a $1.5 billion senior secured term loan (the “Prior Term Loan”) with a maturity date of March 19, 2020. As mentioned above, on September 22, 2017, we repaid the remaining $1.4 billion outstanding balance of the $1.5 billion Prior Term Loan and entered into the New Term Loan Facility described below. Unamortized original debt discount and issuance costs of $1 million relating to the Prior Term Loan were included in “Gain (loss) on extinguishment of debt” in the Consolidated Statements of Operations for the year ended December 31, 2017. The remaining balance of unamortized original debt discount and issuance costs of $3 million and $13 million, respectively, relating to the Prior Term Loan will continue to be amortized over the life of the New Term Loan Facility.

New Term Loan Facility

On September 22, 2017, we entered into a new senior secured first lien term loan facility (the “New Term Loan Facility”) with the lenders party thereto and Bank of America, N.A., as administrative agent, with a maturity date of September 22, 2024. The New Term Loan Facility consists of (i) a U.S. dollar term facility in an aggregate principal amount of $1.5 billion (the “New Term Loans”) with our subsidiary, Tronox Finance LLC (“Tronox Finance”) as the borrower and (ii) a U.S. dollar term facility in an aggregate principal amount of $650 million (the “Blocked Term Loan”) with our unrestricted subsidiary, Tronox Blocked Borrower LLC (the “Blocked Borrower”) as the borrower, which Blocked Term Loan was funded into a blocked account. Upon consummation of the Cristal Transaction, the Blocked Borrower will merge with and into Tronox Finance, and the Blocked New Term Loan will become available to Tronox Finance. If the Cristal Transaction is terminated, the Blocked Term Loan will be repaid to the lenders of such Blocked Term Loan. The proceeds from the Blocked Term Loan are included in “Restricted cash” in the Consolidated Balance Sheets at December 31, 2017. The Blocked Term Loan under the New Term Loan Facility bear interest at the “Applicable Rate” defined by reference to a grid-pricing matrix that relates to our first lien net leverage ratio. Based upon our first lien net leverage ratio the Applicable Rate under the New Term Loan Facility as of December 31, 2017 was 300 basis points plus LIBOR. The New Term Loan Facility was issued net of an original issue discount of $11 million. At December 31, 2017, the unamortized discount was $12 million which includes $3 million relating to the Prior Term Loan. Debt issuance costs of $4 million relating to the New Term Loan Facility were included in “Gain (loss) on extinguishment of debt” in the Consolidated Statements of Operations for the year ended December 31, 2017. Debt issuance costs of $30 million associated with the New Term Loan Facility ($13 million remaining from the Prior Term Loan and $17 million incurred for the New Term Loan Facility) were recorded as a direct reduction of the carrying value of the long-term debt as described below and will be amortized over the life of the New Term Loan Facility.

Senior Notes due 2020

On September 25, 2017, we redeemed (the “Redemption”) the $896 million outstanding balance of our $900 million aggregate principal, 6.375% senior notes due 2020 issued by Tronox Finance (the “Senior Notes due 2020”). The total cash payment made in connection with the Redemption was approximately $917 million, and included accrued interest of $7 million and a call premium of $14 million (the “Call Premium”) included in “Gain (loss) on extinguishment of debt” in the Consolidated Statements of Operations. During the year ended December 31, 2016, we repurchased $4 million of face value of the Senior Notes due 2020 at a price of 77% of par, resulting in a net gain of approximately $1 million, which was included in “Gain (loss) on extinguishment of debt” in the Consolidated Statements of Operations. The Senior Notes due 2020 were fully and unconditionally guaranteed on a senior and unsecured basis by us and certain of our subsidiaries. As a result of the Redemption, we are no longer required to present guarantor consolidating financial statements in this Form 10-K for the year ended December 31, 2017. In connection with the Redemption, we recorded a loss on extinguishment of debt of $22 million included in “Gain (loss) on extinguishment of debt” in the Consolidated Statements of Operations, of which $8 million related to unamortized debt issuance costs and $14 million related to the Call Premium.

Senior Notes due 2022

We have $600 million aggregate principal amount, 7.50% Senior Notes due 2022 (the “Senior Notes due 2022”) which notes were issued pursuant to an indenture dated March 19, 2015 (the “2022 Indenture”). The Senior Notes due 2022 have not been registered under the Securities Act, and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements. There were no repayments during the year ended December 31, 2017. During the year ended December 31, 2016, we repurchased $16 million of face value of notes at a weighted average price of 76% of par, resulting in a net gain of approximately $3 million, which was included in “Gain (loss) on extinguishment of debt” in the Consolidated Statements of Operations.

The Indenture and the Senior Notes due 2022 provide, among other things, that the Senior Notes due 2022 are senior unsecured obligations of Tronox Finance and are guaranteed on a senior and unsecured basis by us and certain of our other subsidiaries. Interest is payable on March 15 and September 15 of each year until their maturity date of March 15, 2022. The terms of the 2022 Indenture, among other things, limit, in certain circumstances, the ability of us to: incur certain additional indebtedness and issue preferred stock; make certain dividends, distributions, investments and other restricted payments; sell certain assets; incur liens; agree to any restrictions on the ability of certain subsidiaries to make payments to us; consolidate or merge with or into, or sell substantially all of our assets to, another person; enter into transactions with affiliates; and enter into new lines of business. At December 31, 2017 and December 31, 2016, debt issuance costs related to the Senior Notes due 2022 of $8 million and $10 million, respectively, were recorded as a direct reduction of the carrying value of the long-term debt as described below.

Senior Notes due 2025

On September 22, 2017, Tronox Finance plc, issued 5.75% senior notes due 2025 for an aggregate principal amount of $450 million (the “Senior Notes due 2025”), which notes were issued under an indenture dated September 22, 2017 (the “2025 Indenture”). The 2025 Indenture and the Senior Notes due 2025 provide among other things, that the Senior Notes due 2025 are senior unsecured obligations of Tronox Finance plc and are guaranteed on a senior and unsecured basis by us and certain of our other subsidiaries. The Senior Notes due 2025 have not been registered under the Securities Act, and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements. Interest is payable on April 1 and October 1 of each year beginning on April 1, 2018 until their maturity date of October 1, 2025. The terms of the 2025 Indenture, among other things, limit, in certain circumstances, the ability of us and certain of our subsidiaries to: incur secured indebtedness, engage in certain sale-leaseback transactions and merge, consolidate or sell substantially all of our assets. The terms of the 2025 Indenture also include certain limitations on our non-guarantor subsidiaries incurring indebtedness. Debt issuance costs of $9 million relating to the Senior Notes due 2025 were recorded as a direct reduction of the carrying value of the long-term debt as described below and will be amortized over the life of the Senior Notes due 2025.

Liquidity and Capital Resources

As of December 31, 2017, we had $232 million available under the $550 million Wells Fargo Revolver, $61 million under the New ABSA Revolver and $1.1 billion in cash and cash equivalents. In addition, as of December 31, 2017 we had restricted cash of $653 million, which included the $650 million of proceeds from the Blocked Term Loan discussed above and $1 million of related interest.

Lease Financing

We have capital lease obligations in South Africa, which are payable through 2031 at a weighted average interest rate of approximately 14%. At December 31, 2017 and 2016, assets recorded under capital lease obligations were $23 million and $21 million, respectively. Related accumulated amortization was $8 million and $6 million at December 31, 2017 and 2016, respectively. During 2017, 2016, and 2015 we made principal payments of less than $1 million for all periods.

At December 31, 2017, future minimum lease payments, including interest, were as follows:

	Principal Repayments	Interest	Total Payments
2018	$1	$3	$4
2019	1	3	4
2020	1	2	3
2021	1	2	3
2022	1	2	3
Thereafter	14	10	24
Total	$19	$22	$41

Bridge Facility

In connection with our acquisition of Alkali in 2015, we entered into a $600 million senior unsecured bridge facility (the “Bridge Facility”). The Bridge Facility was not utilized and terminated with the completion of the purchase of Alkali. During 2015, we incurred $8 million of financing fees related to the Bridge Facility, which were included in “Interest and debt expense, net” in the Consolidated Statements of Operations.

Debt Covenants

At December 31, 2017, we had no financial covenants in the Wells Fargo Revolver, the New ABSA Revolver and the New Term Loan Facility, however, only the New ABSA Revolver had a financial maintenance covenant that applies to local operations and only when the New ABSA Revolver is drawn upon.

Interest and Debt Expense, Net

Interest and debt expense, net of capitalized interest in the Consolidated Statements of Operations consisted of the following:

	Year Ended December 31,
	2017	2016	2015
Interest on Prior Term Loan	$49	$67	$63
Interest on New Term Loan Facility	26	—	—
Interest on Senior Notes due 2020	42	57	57
Interest on Senior Notes due 2022	44	44	35
Interest on Senior Notes due 2025	7	—	—
Amortization of deferred debt issuance costs and discounts on debt	15	11	11
Bridge facility	—	—	8
Capitalized interest	(2)	(3)	(6)
Other	7	9	8
Total interest and debt expense, net	$188	$185	$176

In connection with obtaining debt, we incurred debt issuance costs, which are being amortized through the respective maturity dates using the effective interest method for our long-term debt and on a straight line basis for our Wells Fargo Revolver. At December 31, 2017, we had deferred debt issuance costs of $7 million related to the Wells Fargo Revolver, which is recorded in “Other long-term assets” in the Consolidated Balance Sheets. At December 31, 2017, we had $12 million and $27 million of debt discount and debt issuance costs, respectively, related to the New Term Loan Facility, which was recorded as a direct reduction of the carrying value of the long-term debt in the Consolidated Balance Sheets. At December 31, 2017, we had $9 million of debt issuance costs, related to the Senior Notes due 2025, which was recorded as a direct reduction of the carrying value of the long-term debt in the Consolidated Balance Sheets. At December 31, 2017 and December 31, 2016, we had $8 million and $10 million, respectively, of debt issuance costs related to the Senior Notes 2022, which were recorded as a direct reduction of the carrying value of the long-term debt in the Consolidated Balance Sheets.

16. Asset Retirement Obligations

Asset retirement obligations consist primarily of rehabilitation and restoration costs, landfill capping costs, decommissioning costs, and closure and post-closure costs. Activity related to asset retirement obligations was as follows:

	Year Ended December 31,
	2017	2016
Balance, January 1,	$76	$81
Additions	1	1
Accretion expense	5	5
Remeasurement/translation	5	1
Changes in estimates, including cost and timing of cash flows	—	(11)
Settlements/payments	(5)	(1)
Balance, December 31,	$82	$76

	December 31,
	2017	2016
Asset retirement obligations were classified as follows:
Current portion included in “Accrued liabilities”	$3	$3
Noncurrent portion included in “Asset retirement obligations”	79	73
Asset retirement obligations	$82	$76

We used the following assumptions in determining asset retirement obligations at December 31, 2017: inflation rates between 2.5% - 4.2% per year; credit adjusted risk-free interest rates between 7.0% -17.1%; the life of mines between 12-27 years and the useful life of assets between 4-33 years.

During 2016, we amended our lease agreement for our TiO2 pigment facility in Botlek, the Netherlands, which included an option to extend the lease term for an additional 25 years. This amendment increased the estimated useful life used in determining the asset retirement obligation and consequently, we recognized a $10 million reduction to this liability.

Environmental Rehabilitation Trust

In accordance with applicable regulations, we have established an environmental rehabilitation trust for the prospecting and mining operations in South Africa, which receives, holds, and invests funds for the rehabilitation or management of asset retirement obligations. The trustees of the fund are appointed by us, and consist of sufficiently qualified employees capable of fulfilling their fiduciary duties. At both December 31, 2017 and 2016, the environmental rehabilitation trust assets were $13 million, which were recorded in “Other long-term assets” in the Consolidated Balance Sheets.

17. Commitments and Contingencies

Leases—We lease office space, railcars, storage, and equipment under non-cancelable lease agreements, which expire on various dates through 2030. Total rental expense related to operating leases recorded in “Cost of goods sold” in the Consolidated Statements of Operations was $22 million, $21 million and $25 million during 2017, 2016 and 2015, respectively. Total rental expense related to operating leases recorded in “Selling, general and administrative expense” in the Consolidated Statements of Operations, was $2 million each during 2017, 2016 and 2015.

At December 31, 2017, minimum rental commitments under non-cancelable operating leases were as follows:

Operating
2018	$19
2019	8
2020	4
2021	4
2022	3
Thereafter	6
Total	$44

Purchase and Capital Commitments—At December 31, 2017, purchase commitments were $149 million for 2018, $55 million for 2019, $43 million for 2020, $34 million for 2021, $24 million for 2022, and $103 million thereafter.

Letters of Credit—At December 31, 2017, we had outstanding letters of credit, bank guarantees, and performance bonds of $46 million, of which $19 million were letters of credit issued under the Wells Fargo Revolver, $20 million were bank guarantees issued by ABSA Bank Limited (“ABSA”), $5 million were bank guarantees issued by Standard Bank and $2 million were performance bonds issued by Westpac Banking Corporation.

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

On December 5, 2017, the U.S. Federal Trade Commission (FTC) filed an administrative complaint against Tronox Limited, the National Industrialization Company of Saudi Arabia (“TASNEE”), National Titanium Dioxide Company Limited (Cristal) and Cristal USA Inc. The complaint alleges that the proposed acquisition by Tronox of the TiO2 business of Cristal would violate Section 7 of the Clayton Antitrust Act and Section 5 of the FTC Act. The administrative complaint seeks, among other things, a permanent injunction to prevent the transaction from being completed.

On January 23, 2018, Tronox Limited filed suit against the FTC in the U.S. District Court for the Northern District of Mississippi. The complaint seeks a declaration that Tronox’s proposed acquisition of the TiO2 business of Cristal is lawful under Section 7 of the Clayton Antitrust Act and Section 5 of the FTC Act or, in the alternative, an injunction barring the FTC from seeking to prevent the acquisition at a later date.

18. Shareholders’ Equity

The changes in outstanding Class A ordinary shares (“Class A Shares”) and Class B Shares for 2016 and 2017 were as follows:

Class A Shares:
Balance, January 1, 2016	64,521,851
Shares issued for share-based compensation	732,724
Shares cancelled for share-based compensation	(89,062)
Shares issued upon warrants exercised	159
Balance, December 31, 2016	65,165,672
Shares issued for share-based compensation	3,048,824
Shares cancelled for share-based compensation	(623,920)
Shares issued upon options exercised	165,974
Shares issued upon warrants exercised	2,359,913
Exxaro Share Transaction	22,425,000
Balance, December 31, 2017	92,541,463
Class B Shares:
Balance, December 31, 2016	51,154,280
Exxaro Share Transaction	(22,425,000)
Balance, December 31, 2017	28,729,280

Warrants

We have outstanding Series A Warrants (the “Series A Warrants”) and Series B Warrants (the “Series B Warrants”), together (the “Warrants”). At December 31, 2017, holders of the Series A Warrants and the Series B Warrants were entitled to purchase 6.02 and 6.03 of Class A Shares, respectively, and receive $12.50 in cash at an exercise price of $51.21 for each Series A Warrant and $56.51 for each Series B Warrant. The Warrants have a seven-year term from the date initially issued and expired on February 14, 2018. A holder may exercise the Warrants by paying the applicable exercise price in cash or exercising on a cashless basis. The Warrants are freely transferable by the holder. At December 31, 2017 and 2016, there were 37,033 and 239,306 Series A Warrants outstanding, respectively, and 54,488 and 323,915 Series B Warrants outstanding, respectively.

Dividends

During 2017 and 2016, we declared and paid quarterly dividends to holders of our Class A Shares and Class B Shares as follows:

	Q1 2017	Q2 2017	Q3 2017	Q4 2017
Dividend per share	$0.045	$0.045	$0.045	$0.045
Total dividend	$6	$6	$5	$6
Record date (close of business)	March 6	May 15	August 21	November 20
	Q1 2016	Q2 2016	Q3 2016	Q4 2016
Dividend per share	$0.25	$0.045	$0.045	$0.045
Total dividend	$30	$5	$5	$6
Record date (close of business)	March 4	May 16	August 17	November 16

Accumulated Other Comprehensive Income (Loss) Attributable to Tronox Limited

The tables below present changes in accumulated other comprehensive income (loss) by component for 2017, 2016 and 2015.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (losses) on Derivatives	Total
Balance, January 1, 2015	$(281)	$(117)	$—	$(398)
Other comprehensive income (loss)	(215)	12	—	(203)
Amounts reclassified from accumulated other comprehensive income (loss)	—	3	—	3
Balance, December 31, 2015	$(496)	$(102)	$—	$(598)
Other comprehensive income (loss)	88	8	4	100
Amounts reclassified from accumulated other comprehensive income (loss)	—	2	(1)	1
Balance, December 31, 2016	$(408)	$(92)	$3	$(497)
Other comprehensive income (loss)	96	(6)	(3)	87
Amounts reclassified from accumulated other comprehensive income (loss)	—	8	(1)	7
Balance, December 31, 2017	$(312)	$(90)	$(1)	$(403)

19. Share-based Compensation

Share-based compensation expense consisted of the following:

	Year Ended December 31,
	2017	2016	2015
Restricted shares and restricted share units	$30	$20	$15
Options	—	2	5
T-Bucks Employee Participation Plan	1	2	2
Total share-based compensation expense (continuing operations)(1)	$31	$24	$22
(1)	Excludes $2 million, $1 million and less than $1 million of share-based compensation relating to discontinued operations. See Note 3.

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

Restricted Shares

We did not grant any restricted shares during 2017.

The following table presents a summary of activity for 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2017	284,400	$6.09
Vested	(107,928)	8.00
Outstanding, December 31, 2017	176,472	$4.92
Expected to vest, December 31, 2017	176,472	$4.92

At December 31, 2017, there was less than $1 million of unrecognized compensation expense related to nonvested restricted shares, which is expected to be recognized over a weighted-average period of 1.0 years. Since the restricted shares were granted to certain members of our Board, the unrecognized compensation expense was not adjusted for estimated forfeitures. The weighted-average grant-date fair value of restricted shares granted during 2016 and 2015 was $4.16 per share and $22.60 per share, respectively. The total fair value of restricted shares that vested during 2017, 2016 and 2015 was $1 million, $3 million, and $4 million, respectively.

Restricted Share Units (“RSUs”)

During 2017, we granted RSUs, which have time and/or performance conditions. Both the time-based awards and the performance-based awards are classified as equity awards. For the time-based awards, 1,075 RSUs vested immediately, 14,053 RSUs vest ratably over a six-month period, 100,160 RSUs vest ratably over a one-year period, 1,951 RSUs vest ratably over a twenty-eight month period, 12,869 RSUs vest ratably over a thirty-one month period and 773,774 RSUs vest ratably over a three-year period, and are valued at the weighted average grant date fair value. For the performance-based awards, 1,949 RSUs cliff vest at the end of twenty-eight months, 154,639 RSUs cliff vest at the end of thirty-one months, 1,145,933 cliff vest at the end of the three years and 883,538 RSUs cliff vest at the end of the forty months. Included in the performance-based awards are 788,588 RSUs for which vesting is determined based on a relative Total Stockholder Return (“TSR”) calculation over the applicable measurement period. The TSR metric is considered a market condition for which we use a Monte Carlo simulation to determine the grant date fair value. A total of 1,397,471 RSUs were granted, pursuant to an Integration Incentive Award program (“Integration Incentive Award”) established in connection with the Cristal Transaction, to certain executive officers and managers with significant integration accountability. If the Cristal Transaction does not close by July 1, 2018, then the Integration Incentive Award granted will be cancelled.

The following table presents a summary of activity for 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2017	5,587,331	$7.19
Granted	3,089,941	17.55
Vested	(2,392,662)	9.55
Forfeited	(806,341)	11.83
Outstanding, December 31, 2017	5,478,269	$11.33
Expected to vest, December 31, 2017	5,849,495	$10.27

At December 31, 2017, there was $33 million of unrecognized compensation expense related to nonvested RSUs, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.0 years. The weighted-average grant-date fair value of RSUs granted during 2017, 2016 and 2015 was $17.55 per unit, $4.07 per unit, and $23.47 per unit, respectively. The total fair value of RSUs that vested during 2017, 2016 and 2015 was $23 million, $10 million and $6 million, respectively.

Options

The following table presents a summary of activity for 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Intrinsic Value
Outstanding, January 1, 2017	1,970,481	$21.19	6.38	$—
Exercised	(165,974)	20.10
Forfeited	(4,273)	21.98
Expired	(93,101)	21.58
Outstanding, December 31, 2017	1,707,133	$21.27	4.29	$1
Expected to vest, December 31, 2017	794	$22.69	7.01	$—
Exercisable, December 31, 2017	1,706,339	$21.27	4.29	$1

The aggregate intrinsic values in the table represent the total pre-tax intrinsic value (the difference between our share price at the indicated dates and the options’ exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at the end of the year. The amount will change based on the fair market value of our stock. Total intrinsic value of options exercised during 2017 was $1 million. No options were exercised during 2016 and consequently, there was no related intrinsic value. Total intrinsic value of options exercised during 2015 was less than $1 million. We issue new shares upon the exercise of options. During 2017, we received $3 million in cash for the exercise of stock options. Since no stock options were exercised during 2016, no cash was received. During 2015, we received $3 in cash for the exercise of stock options.

At December 31, 2017 and 2016, unrecognized compensation expense related to options, adjusted for estimated forfeitures, was nil and less than $1 million, respectively.

We did not issue any options during 2017 and 2016. During 2015, we granted 2,380 with a weighted average grant date fair value of $7.04.

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

Long-Term Incentive Plan

We have a long-term incentive plan (the “LTIP”) for the benefit of certain qualifying employees of Tronox subsidiaries in South Africa and Australia. The LTIP is classified as a cash settled compensation plan, and is re-measured to fair value at each reporting date. At December 31, 2017 and 2016, the LTIP plan liability was nil and less than $1 million, respectively.

20. Pension and Other Postretirement Healthcare Benefits

We sponsor a noncontributory defined benefit retirement plans, the qualified retirement plan in the United States, a collective defined contribution plan in the Netherlands, and a South Africa postretirement healthcare plan. We previously sponsored a defined benefit retirement plan in the Netherlands until it was settled in 2016 as described below.

We sponsored a noncontributory defined benefit plan that covered eligible employees of Alkali, which became effective from the acquisition date of Alkali, on April 1, 2015 (the “Alkali Qualified Plan”). Our obligations under the Alkali Qualified Plan transferred with the Alkali Sale and $5 million in actuarial losses and prior service costs previously included in “Accumulated other comprehensive loss” were recognized as a loss within “Income (loss) from discontinued operations, net of tax” on the Statement of Operations for the year ended December 31, 2017.

U.S. Plans

Qualified Retirement Plan — We sponsor a noncontributory qualified defined benefit plan (funded) (the “U.S. Qualified Plan”) in accordance with the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code. We made contributions into funds managed by a third party, and those funds are held exclusively for the benefit of the plan participants. Benefits under the U.S. Qualified Plan were generally calculated based on years of service and final average pay. The U.S. Qualified Plan was frozen and closed to new participants on June 1, 2009.

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

Foreign Plans

The Netherlands Plan — On January 1, 2007, we established the TDF-Botlek Pension Fund Foundation (the “Netherlands Plan”) to provide defined pension benefits to qualifying employees of Tronox Pigments (Holland) B.V. and its related companies. During the fourth quarter of 2014, in response to the tax and pension legislation changes in the Netherlands, our benefit committee approved to end future benefit accruals under the Netherlands Plan and replaced it with a multiemployer plan effective January 1, 2015 (the “Netherlands Collective Contribution Plan”). As a result of this decision, effective from January 1, 2015, benefit contributions commenced under the multiemployer plan while the Netherlands Plan became effectively “frozen”.

In August 2016, we agreed with the Board of Trustees of the Netherlands Pension Plan to settle the VPL portion of the plan. The VPL Plan was a small transition arrangement established in 2005 for the benefit of certain of our Botlek employees, which was added to the Netherlands Pension Plan when it was established in 2007. Under the settlement agreement, we transferred $1 million into accounts established with industrywide Pension Fund for the Graphical Industry (“PGB”) for the benefit of the participants as a full settlement of our obligation under the VPL Plan. Accordingly, during 2016, we recognized a curtailment gain of $1 million included in “Other income (expense), net” in the Consolidated Statement of Operations. This amount had previously been recognized in “Accumulated other comprehensive loss” in the Consolidated Balance Sheet as prior service credits. Consequently, as of August 31, 2016, we remeasured the plan assets and the projected benefit obligation of the Netherlands Pension Plan which resulted in €19 million (approximately $21 million) of actuarial losses which was recognized in “Accumulated other comprehensive loss” during 2016.

On November 1, 2016 (the “Settlement Date”), we agreed with the Board of Trustees to settle the remaining portion of the Netherlands Pension Plan. Under the settlement agreement, we transferred the Netherlands Botlek Pension Plan assets of $126 million to the PGB for the benefit of the participants as a full settlement of our obligation under the Pension Plan. Consequently, we derecognized the pension liability from our Consolidated Balance Sheet, resulting in a settlement gain of $31 million, which was recorded in “Accumulated other comprehensive loss” in the Consolidated Balance Sheet at December 31, 2016 and a settlement loss of $2 million, which was recorded in the “Other income (expense) in the Consolidated Statement of Operations for the year ended December 31, 2016.

Netherlands Collective Contribution Plan — Effective January 1, 2015, we ceased offering benefits under the Netherlands Plan to qualifying employees and established a multiemployer plan, the collective contribution plan (“CDC Plan”). Under the CDC plan, employees earn benefits based on their pensionable salaries each year determined using a career average benefit formula. The collective bargaining agreement between us and the participants require us to contribute 20.6% of the participants’ pensionable salaries into a pooled fund administered by the industrywide PGB. The pensionable salary is the annual income of employees subject to a cap, which is adjusted each year to reflect the current requirements of the Netherlands’ Wages and Salaries Tax Act of 1964. Our obligation under this plan is limited to the fixed percentage contribution we make each year. That is, investment risks, mortality risks and other actuarial risks typically associated with a defined benefit plan are borne by the employees. Additionally, the employees are entitled to any returns generated from the investment activities of the fund.

The following table outlines the details of our participation in the CDC Plan for the year ended December 31, 2017. The CDC disclosures provided herein are based on the fund’s 2016 annual report, which is the most recently available public information. Based on the total plan assets and accumulated benefit obligation information in the plan’s annual report, the zone status was green as of December 31, 2016. A green zone status indicates that the plan was at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates whether a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. As of December 31, 2017, we are not aware of any financial improvement or rehabilitation plan being implemented or pending. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject.

		Pension Protection Act Zone Status			Tronox Contributions
Pension Fund	EIN/Pension Plan Number	2017	2016	FIP/RP Pending/ Implemented	2017	2016	Surcharge Imposed	Expiration date of Collective- Bargaining Agreement
PGB	NA	N/A	Green	No	4	4	No	12/31/2019

On the basis of the information available in the CDC Plan 2016 annual report, our contribution does not constitute more than 5 percent of the total contribution to the plan by all participants. During 2017, the fund did not impose any surcharge on us.

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

Benefit Obligations and Funded Status — The following provides a reconciliation of beginning and ending benefit obligations, beginning and ending plan assets, funded status, and balance sheet classification of our pension and postretirement healthcare plans as of and for the years ended December 31, 2017 and 2016. The benefit obligations and plan assets associated with our principal benefit plans are measured on December 31.

	Retirement Plans		Postretirement Healthcare Plans
	Year Ended December		Year Ended December
	2017	2016	2017	2016
Change in benefit obligations:
Benefit obligation, beginning of year	$369	$506	$8	$7
Service cost	—	—	—	—
Interest cost	15	19	1	1
Net actuarial (gains) losses	25	43	(1)	—
Foreign currency rate changes	—	(5)	—	—
Contributions by plan participants	—	—	—	—
Curtailment	—	—	—	—
Settlement	—	(155)	—	—
Plan amendments	—	—	—	—
Benefits paid	(26)	(34)	—	—
Administrative expenses	(6)	(5)	—	—
Benefit obligation, end of year	377	369	8	8
Change in plan assets:
Fair value of plan assets, beginning of year	262	375	—	—
Actual return on plan assets	33	41	—	—
Employer contributions(1)	19	15	—	—
Settlement	—	(126)	—	—
Foreign currency rate changes	—	(4)	—	—
Benefits paid	(26)	(34)	—	—
Administrative expenses	(6)	(5)	—	—
Fair value of plan assets, end of year	282	262	—	—
Net over (under) funded status of plans	$(95)	$(107)	$(8)	$(8)
Classification of amounts recognized in the Consolidated Balance Sheets:
Accrued liabilities	$—	$—	$—	$—
Pension and postretirement healthcare benefits	(95)	(107)	$(8)	(8)
Total liabilities	(95)	(107)	(8)	(8)
Accumulated other comprehensive (income) loss	92	87	(2)	(2)
Total	$(3)	$(20)	$(10)	$(10)
(1)	We expect 2018 contributions to be $21 million for the qualified retirement plan.

At December 31, 2017, our qualified retirement plan was in an underfunded status of $95 million. As a result, we have a projected minimum funding requirement of $11 million for 2017, which will be payable in 2018.

	US Qualified Plan
	Year Ended December 31,
	2017	2016
Accumulated Benefit Obligation	$377	$369
Projected Benefit Obligation	(377)	(369)
Fair value of plan assets	282	262
Funded status-underfunded	$(95)	$(107)

Expected Benefit Payments — The following table shows the expected cash benefit payments for the next five years and in the aggregate for the years 2023 through 2027:

	2018	2019	2020	2021	2022	2023-2027
Retirement Plans	$28	$28	$27	$27	$27	$119
Postretirement Healthcare Plan	$—	$—	$—	$—	$—	$2

Retirement and Postretirement Healthcare Expense — The table below presents the components of net periodic cost associated with the U.S. and foreign plans recognized in the Consolidated Statements of Operations for 2017, 2016, and 2015:

	Retirement Plans			Postretirement Healthcare Plans
	Year Ended December 31,			Year Ended December 31,
	2017	2016	2015	2017	2016	2015
Net periodic cost:
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	15	19	19	1	1	1
Expected return on plan assets	(15)	(19)	(22)	—	—	—
Net amortization of actuarial loss	3	2	3	—	—	—
Curtailment gains	—	(1)	—	—	—	—
Settlement losses	—	2	—	—	—	—
Total net periodic cost - continuing operations	$3	$3	$—	$1	$1	$1

Pretax amounts that are expected to be reclassified from “Accumulated other comprehensive loss” in the Consolidated Balance Sheets to retirement expense during 2018 related to unrecognized actuarial losses are $3 million for the U.S. retirement plans and unrecognized settlement gain of $3 million for the U.S. postretirement healthcare plan.

Assumptions — The following weighted average assumptions were used to determine net periodic cost:

	2017		2016		2015
	US Qualified Plan	Netherlands Plan	US Qualified Plan	Netherlands Plan	US Qualified Plan	Netherlands Plan
Discount rate	4.25%	—%	4.75%	2.25%	3.75%	2.25%
Expected return on plan assets	5.64%	—%	5.64%	4.25%	5.95%	4.75%

The following weighted average assumptions were used in estimating the actuarial present value of the plans’ benefit obligations:

	2017		2016		2015
	US Qualified Plan	Netherlands Plan	US Qualified Plan	Netherlands Plan(1)	US Qualified Plan	Netherlands Plan
Discount rate	3.71%	—%	4.25%	1.50%	4.75%	2.25%
(1)	This reflects the rate used to calculate the final Netherlands Plan benefit obligation immediately before the Settlement Date.

During 2014, the Society of Actuaries issued an updated mortality table and improvement scale that indicated significant mortality improvement over the prior table. We concluded that the updated table represented our best estimate of mortality. In 2017, the mortality improvement scale that had been used in the 2016 was updated by the Society of Actuaries to reflect actual experience in mortality rates. We updated our mortality assumption accordingly resulting in a decrease of $3 million to our projected benefit obligation as compared to December 31, 2016.

The following weighted-average assumptions were used in determining the actuarial present value of the South African Plan:

	2017	2016	2015
Discount rate	11.54%	10.87%	10.94%

Expected Return on Plan Assets — In forming the assumption of the U.S. long-term rate of return on plan assets, we considered the expected earnings on funds already invested, earnings on contributions expected to be received in the current year, and earnings on reinvested returns. The long-term rate of return estimation methodology for the U.S. Qualified Plan is based on a capital asset pricing model using historical data and a forecasted earnings model. An expected return on plan assets analysis is performed which incorporates the current portfolio allocation, historical asset-class returns, and an assessment of expected future performance using asset-class risk factors. Our assumption of the long-term rate of return for the Netherlands Plan was developed considering the portfolio mix and country-specific economic data that includes the rates of return on local government and corporate bonds.

Discount Rate — The discount rates selected for estimation of the actuarial present value of the benefit obligations of the U.S. Qualified Plan were 3.71% and 4.25% at December 31, 2017 and 2016, respectively. The 2017 and 2016 rates were selected based on the results of a cash flow matching analysis, which projected the expected cash flows of the plans using a yield curves model developed from a universe of Aa-graded U.S. currency corporate bonds (obtained from Bloomberg) with at least $50 million outstanding. Bonds with features that imply unreliable pricing, a less than certain cash flow, or other indicators of optionality are filtered out of the universe. The remaining universe is categorized into maturity groups, and within each of the maturity groups yields are ranked into percentiles.

The discount rates selected for estimating the actuarial present value of the benefit obligations of the Netherlands Plan was 1.50% as of the Settlement Date. This rate was based on the long-term Euro corporate bond index rates that correlate with anticipated cash flows associated with future benefit payments.

Plan Assets — Asset categories and associated asset allocations for our funded retirement plans at December 31, 2017 and 2016:

	December 31,
	2017		2016
	Actual	Target	Actual	Target
Qualified Plan:
Equity securities	50%	50%	36%	38%
Debt securities	48	48	61	62
Cash and cash equivalents	2	2	3	—
Total	100%	100%	100%	100%

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

Substantially all of the plan’s assets are invested with nine mutual fund managers, eight separately managed equity accounts, one fixed-income fund manager and one money-market fund manager. To control risk, equity fund managers are prohibited from entering into the following transactions, (i) investing in commodities, including all futures contracts, (ii) purchasing letter stock, (iii) short selling, and (iv) option trading. In addition, equity fund managers are prohibited from purchasing on margin and are prohibited from purchasing Tronox securities. Equity managers are monitored to ensure investments are in line with their style and are generally permitted to invest in U.S. common stock, U.S. preferred stock, U.S. securities convertible into common stock, common stock of foreign companies listed on major U.S. exchanges, common stock of foreign companies listed on foreign exchanges, covered call writing, and cash and cash equivalents.

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

The fair values of pension investments as of December 31, 2017 are summarized below:

	U.S. Qualified Plan
	Fair Value Measurement at December 31, 2017, Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset category:
Commingled Equity Funds	$94(1)	$—	$—	$94
Equity Securities	47(2)	—	—	47
Debt securities:
Corporate	—	66(3)	—	66
Government	68(4)	—	—	68
Cash & cash equivalents:
Commingled cash equivalents fund	7(5)	—	—	7
Total at fair value	$216	$66	$—	$282
(1)	For commingled equity funds owned by the funds, fair value is based on observable quoted prices on active exchanges, which are level 1 inputs.
(2)	For equity securities, fair value is based on observable quoted prices on active exchanges, which are level 1 inputs.
(3)	For corporate related debt securities, the fair value is based on observable inputs of comparable market transactions, which are level 2 inputs.
(4)	For government related debt securities, the fair value is based on observable quoted prices on active exchanges, which are level 1 inputs.
(5)	For commingled cash equivalents funds, fair value is based on observable quoted prices on active exchanges, which are level 1 inputs.

The fair values of pension investments as of December 31, 2016 are summarized below:

	U.S. Qualified Plan
	Fair Value Measurement at December 31, 2016, Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset category:
Commingled Equity Funds	$95(1)	$—	$—	$95
Debt securities:
Corporate	—	78(2)	—	78
Government	81(3)	—	—	81
Cash & cash equivalents:
Commingled cash equivalents fund	8(4)	—	—	8
Total at fair value	$184	$78	$—	$262
(1)	For commingled equity funds owned by the funds, fair value is based on observable quoted prices on active exchanges, which are level 1 inputs.
(2)	For corporate related debt securities, the fair value is based on observable inputs of comparable market transactions, which are level 2 inputs.
(3)	For government related debt securities, the fair value is based on observable quoted prices on active exchanges, which are level 1 inputs.
(4)	For commingled cash equivalents funds, fair value is based on observable quoted prices on active exchanges, which are level 1 inputs.

Defined Contribution Plans

U.S. Savings Investment Plan

In 2006, we established the U.S. Savings Investment Plan (the “SIP”), a qualified defined contribution plan under section 401(k) of the Internal Revenue Code. Under the SIP, our regular full-time and part-time employees contribute a portion of their earnings, and we match these contributions up to a predefined threshold. Our matching contribution is 100% of the first 6% of employee contributions. Effective January 1, 2013, we established a profit sharing contribution at 6% of employees’ pay (“discretionary contribution”). The discretionary contribution is subject to our Board of Directors’ approval each year. The Board approved discretionary contribution of 6% of pay for 2017, 2016 and 2015. Our matching contribution to the SIP vests immediately; however, our discretionary contribution is subject to vesting conditions that must be satisfied over a three-year vesting period. Contributions under the SIP, including our match, are invested in accordance with the investment options elected by plan participants. Compensation expenses associated with our matching contribution to the SIP was $4 million, $3 million and $4 million during 2017, 2016 and 2015, respectively, which was included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations. Compensation expense associated with our discretionary contribution was $5 million in 2017 and $4 million each in 2016 and 2015, which was included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.

U.S. Benefit Restoration Plan

In 2006, we established the U.S. Benefit Restoration Plan (the “BRP”), a nonqualified defined contribution plan, for employees whose eligible compensation is expected to exceed the IRS compensation limits for qualified plans. Under the BRP, participants can contribute up to 20% of their annual compensation and incentive. Our matching contribution under the BRP is the same as the SIP. Our matching contribution under this plan vests immediately to plan participants. Contributions under the BRP, including our match, are invested in accordance with the investment options elected by plan participants. Compensation expense associated with our matching contribution to the BRP was $1 million each during 2017, 2016 and 2015 which was included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.

21. Related Party Transactions

Exxaro

We had service level agreements with Exxaro for research and development that expired during the third quarter of 2017. We also had service level agreements with Exxaro for services such as tax preparation and information technology, which expired during 2015. Such service level agreements amounted to expenses of $1 million each during 2017 and 2016 and $2 million during 2015 which was included in “Selling general and administrative expense” in the Consolidated Statements of Operations. Additionally, we had a professional service agreement with Exxaro related to the Fairbreeze construction project, which ended in January 2017. We made payments to Exxaro of less than $1 million during 2017, $2 million during 2016 and $3 million during 2015, which were capitalized in “Property, plant and equipment, net” in our Consolidated Balance Sheets. At both December 31, 2017 and 2016, we had less than $1 million of related party payables, which were recorded in “Accounts payable” in our Consolidated Balance Sheets.

22. Segment Information

Segment performance is evaluated based on segment operating income (loss), which represents the results of segment operations before unallocated costs, such as general corporate expenses not identified to a specific segment, interest expense, other income (expense), net and income tax expense or benefit.

Net sales and income (loss) from operations were as follows:

	Year Ended December 31,
	2017	2016	2015
Net sales (TiO2)	$1,698	$1,309	$1,510
TiO2 segment	$261	$6	$(127)
Corporate	(123)	(62)	(74)
Income (loss) from operations	138	(56)	(201)
Interest and debt expense, net	(188)	(185)	(176)
Gain (loss) on extinguishment of debt	(28)	4	—
Other income (expense), net	(9)	(27)	28
Income (loss) from continuing operations before income taxes	$(87)	$(264)	$(349)

Net sales to external customers, by geographic region, based on country of production, were as follows:

	Year Ended December 31,
	2017	2016	2015
U.S. operations	$663	$570	$621
International operations:
Australia	452	352	380
South Africa	350	200	313
The Netherlands	233	187	196
Total net sales	$1,698	$1,309	$1,510

Net sales from external customers for each similar product were as follows:

	Year Ended December 31,
	2017	2016	2015
Pigment	$1,211	$966	$976
Titanium feedstock and co-products	434	286	426
Electrolytic	53	57	108
Total net sales	$1,698	$1,309	$1,510

During 2017, 2016 and 2015 our ten largest third-party TiO2 customers represented 35%, 36% and 40%, respectively, of our consolidated net sales. During 2017, no single customer accounted for 10% of our consolidated net sales. During both 2016 and 2015, one pigment customer accounted for 10% of our consolidated net sales.

Depreciation, amortization and depletion were as follows:

	Year Ended December 31,
	2017	2016	2015
TiO2 segment	$177	$171	$247
Corporate	5	6	6
Total depreciation, amortization and depletion	$182	$177	$253

Capital expenditures were as follows:

	Year Ended December 31,
	2017	2016	2015
TiO2 segment	$89	$84	$164
Corporate	2	2	1
Total capital expenditures	$91	$86	$165

Total assets of continuing operations were as follows:

	December 31,
	2017	2016
TiO2 segment	$3,058	$2,991
Corporate	1,806	302
Total	$4,864	$3,293

Property, plant and equipment, net and mineral leaseholds, net, by geographic region, were as follows:

	December 31,
	2017	2016
U.S. operations	$193	$194
International operations:
South Africa	919	844
Australia	849	896
The Netherlands	39	35
Total	$2,000	$1,969

23. Quarterly Results of Operations (Unaudited)

The following represents our unaudited quarterly results for the years ended December 31, 2017 and 2016. These quarterly results were prepared in conformity with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results, and were of a normal recurring nature.

Unaudited quarterly results for 2017:

	1st Quarter	2nd Quarter	3rd Quarter		4th Quarter
Net sales	$378	$421	$435		$464
Cost of goods sold	315	327	329		339
Gross profit	63	94	106		125
Net income (loss) from continuing operations	(53)	(17)	(25)		2
Net income (loss) from discontinued operations, net of tax	15	22	(216	)(1)	—
Net income (loss)(2)	(38)	5	(241)		2
Net income (loss) attributable to noncontrolling interest	3	2	6		2
Net income (loss) attributable to Tronox Limited(2)	$(41)	$3	$(247)		$—
Income (loss) from continuing operations per share, basic and diluted	$(0.48)	$(0.16)	$(0.26)		$—
Income (loss) from discontinued operations per share, basic and diluted	$0.13	$0.18	$(1.81)		$—
(1)	Includes a loss of $233 million on the Alkali Sale.
(2)	During the fourth quarter of 2017, we recorded out-of-period adjustments that should have been recorded previously that decreased net income (loss) from continuing operations by $2 million and decreased income from continuing operations per share by $0.01. After evaluating the quantitative and qualitative aspects of the adjustments, we concluded the effect of these adjustments, individually and in the aggregate, was not material to our previously issued interim and annual consolidated financial statements and is not material to our 2017 consolidated financial statements.

Unaudited quarterly results for 2016:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$285	$333	$339	$352
Cost of goods sold	291	295	291	298
Gross profit (loss)	(6)	38	48	54
Net income (loss) from continuing operations	(114)	(62)	(62)	99
Net income (loss) from discontinued operations, net of tax	20	12	23	24
Net income (loss)	(94)	(50)	(39)	123
Net income (loss) attributable to noncontrolling interest	(1)	2	(2)	2
Net income (loss) attributable to Tronox Limited	$(93)	$(52)	$(37)	$121
Income (loss) from continuing operations per share, basic	$(0.97)	$(0.55)	$(0.53)	$0.84
Income (loss) from continuing operations per share, diluted	$(0.97)	$(0.55)	$(0.53)	$0.81
Income (loss) from discontinued operations per share, basic	$0.17	$0.11	$0.20	$0.21
Income (loss) from discontinued operations per share, diluted	$0.17	$0.11	$0.20	$0.20

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2017, our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has conducted an evaluation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

Management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2017. In making this assessment, management used the criteria in Internal Control-Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of December 31, 2017 was effective.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding our executive officers, members of the Board of Directors, including its audit committee and audit committee financial experts, as well as information regarding our Code of Business Conduct and Ethics that applies to our Chief Executive Officer and senior financial officers, will be presented in Tronox Limited’s definitive proxy statement for its 2018 annual general meeting of shareholders, which will be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in Tronox Limited’s definitive proxy statement for its 2018 annual general meeting of shareholders, and is incorporated herein by reference.

Item 11.	Executive Compensation

Information regarding executive officer and director compensation will be presented in Tronox Limited’s definitive proxy statement for its 2018 annual general meeting of shareholders, filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2017 regarding securities issued under the Tronox Limited Management Equity Incentive Plan (the “Tronox Limited MEIP”).

	Number of securities to be issued upon exercise of outstanding restricted shares, restricted share units and options(2)	Weighted-average exercise price of outstanding restricted shares, restricted share units and options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)(1)
Equity compensation plans approved by security holders	7,361,874	$13.48	8,531,623
Equity compensation plans not approved by security holders	—	—	—
Total	7,361,874	$13.48	8,531,623
(1)	Each restricted share unit awarded under the Tronox Limited MEIP was granted at no cost to the persons receiving them and represents the contingent right to receive the equivalent number of Class A Shares.
(2)	Excludes Warrants, as they were not issued under the Tronox Limited MEIP.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions and director independence will be presented in Tronox Limited’s definitive proxy statement for its 2018 annual general meeting of shareholders, filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

Information regarding principal accounting fees and services will be presented in Tronox Limited’s definitive proxy statement for its 2018 annual general meeting of shareholders, filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

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

2.4
Amendment No. 1 to Transaction Agreement, dated as of March 1, 2018, by and among The National Titanium Dioxide Company Limited, Tronox Limited and Cristal Inorganic Chemicals Netherlands Coöperatief W.A. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Tronox Limited on March 1, 2018).

3.1
Constitution of Tronox Limited, as amended on November 3, 2016 (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2016 filed by Tronox Limited on February 24, 2017).

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

4.3
Fifth Supplemental Indenture, dated as of April 1, 2015, to the Indenture dated as of August 20, 2012 among Tronox Finance LLC, the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Report on Form 8-K filed on April 7, 2015).

4.4
Sixth Supplemental Indenture, dated as of January 31, 2017, to the Indenture, dated August 20, 2012 among Tronox Finance LLC, as Issuer, Tronox Limited as Parent, the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.8 of the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2016 filed by Tronox Limited on February 24, 2017).

4.5
Seventh Supplemental Indenture, dated as of February 14, 2017, to the Indenture, dated August 20, 2012 among Tronox Finance LLC, as Issuer, Tronox Limited as Parent, the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.9 of the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2016 filed by Tronox Limited on February 24, 2017).

4.6
Eighth Supplemental Indenture, dated as of March 22, 2017, to the Indenture, dated August 20, 2012 among Tronox Finance LLC, as Issuer, Tronox Limited as Parent, the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 10-Q filed on May 4, 2017).

4.7
Ninth Supplemental Indenture, dated as of September 1, 2017, to the Indenture, dated August 20, 2012 among Tronox Finance LLC, as Issuer, Tronox Limited as Parent, the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Tronox Limited on September 7, 2017).

4.8
Indenture dated as of March 19, 2015 between Evolution Escrow Issuer LLC to be merged into Tronox Finance LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed on April 7, 2015).

4.9
First Supplemental Indenture dated as of April 1, 2015 among Tronox Finance LLC (as successor to Evolution Escrow Issuer LLC), the parties named in Schedule I thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed on April 7, 2015).

4.10
Second Supplemental Indenture, dated as of January 31, 2017, to the Indenture, dated March 19, 2015 among Tronox Finance LLC, as Issuer, Tronox Limited as Parent, the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.7 of the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2016 filed by Tronox Limited on February 24, 2017).

4.11
Third Supplemental Indenture, dated as of February 14, 2017, to the Indenture, dated March 19, 2015 among Tronox Finance LLC, as Issuer, Tronox Limited as Parent, the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.10 of the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2016 filed by Tronox Limited on February 24, 2017).

4.12
Fourth Supplemental Indenture, dated as of March 22, 2017, to the Indenture, dated March 19, 2015 among Tronox Finance LLC, as Issuer, Tronox Limited as Parent, the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 10-Q filed on May 4, 2017).

4.13
Fifth Supplemental Indenture, dated as of September 1, 2017, to the Indenture, dated March 19, 2015 among Tronox Finance LLC, as Issuer, Tronox Limited as Parent, the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Tronox Limited on September 7, 2017).

4.14
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

4.15
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

4.16
Indenture, dated as of September 22, 2017 among Tronox Finance plc, the Company and the other guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Tronox Limited on September 25, 2017).

10.1
Amended and Restated Warrant Agreement, dated as of June 15, 2012, by and between Tronox Incorporated, Tronox Limited, Computershare Inc. and its wholly owned subsidiary, Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed by Tronox Limited on June 20, 2012).

10.2*
Employment Agreement entered into as of February 14, 2011 by and between Tronox LLC and John D. Romano (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-4 filed by Tronox Limited and Tronox Incorporated on December 30, 2011).

10.3*
Shareholders’ Agreement by and between Tronox Sands Holdings PTY Limited, Tronox Limited, Exxaro Resources Limited, Exxaro Sands (Proprietary) Limited and Exxaro TSA Sands Proprietary Limited (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Tronox Limited on June 20, 2012).

10.4
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

10.6*
Employment Agreement entered into as of April 19, 2012 by and between Tronox LLC and Thomas J. Casey (incorporated by reference to Exhibit 10.15 of the Registration Statement on Form S-4 filed by Tronox Limited and Tronox Incorporated on April 23, 2012).

10.7*
Tronox Limited Management Equity Incentive Plan (incorporated by reference to Exhibit 10.16 of the Registration Statement on Form S-4 filed by Tronox Limited and Tronox Incorporated on April 23, 2012).

10.8
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

10.9
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

10.11
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

10.14*
First Amendment to that Certain Employment Agreement entered into as of February 22, 2013, by and between Tronox LLC and Thomas J. Casey (incorporated by reference to Exhibit 10.21 of the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2012 filed by Tronox Limited on February 28, 2013).

10.15
Single Tenant Industrial Lease by and between Le Petomane XXVII, Inc., not individually but solely in the representative capacity as the Trustee of the Nevada Environmental Response Trust, and Tronox LLC dated February 14, 2011 (incorporated by reference to Exhibit 10.3 of the Annual Report on Form 10-K filed by Tronox Limited on February 27, 2014).

10.16*	Tronox Limited Annual Performance Bonus Plan (incorporated by reference to Exhibit B of the Definitive Proxy Statement of Tronox Limited filed on Form DEF 14A on April 15, 2013).

10.17*
Employment Agreement entered into as of July 25, 2013 by and between Tronox LLC and Jean Francois Turgeon (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Tronox Limited on August 7, 2013).

10.18*
Employment Agreement entered into as of March 1, 2014 by and between Tronox LLC and Richard L. Muglia (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by Tronox Limited on May 8, 2014).

10.19*
Third Amendment to Credit and Guaranty Agreement, dated as of April 23, 2014, among Tronox Pigments (Netherlands) B.V., Tronox Limited, the guarantors listed therein, the lender parties thereto and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Tronox Limited on April 29, 2014).

10.20*
Amended and Restated Employment Agreement dated as of August 14, 2014 by and between Tronox Limited, Tronox LLC and Thomas Casey (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 20, 2014).

10.21*
Amendment to Certain Equity-Based Award Agreements, dated as of August 14, 2014, between Tronox Limited and Thomas Casey (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 20, 2014).

10.22*
Amended and Restated Employment Agreement dated as of December 23, 2014 by and between Tronox LLC and John Romano (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2014).

10.23*
Employment Agreement dated as of June 15, 2012 by and between Tronox LLC and Willem Van Niekerk (incorporated by reference to Exhibit 10.29 of the Annual Report on Form 10-K filed by Tronox Limited on February 26, 2015).

10.24
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

10.25*
Separation Agreement, General Release and Waiver of Claims entered into as of July 14, 2016 by and between Tronox Limited and Katherine C. Harper (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 15, 2016).

10.26*
Employment Agreement Extension entered into as of July 13, 2016 by and between Tronox LLC and Jean-Francois Turgeon (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 15, 2016).

10.27*	Amendment No. 2 to Tronox Limited Management Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 9, 2016).

10.28*
Employment Agreement entered into as of October 17, 2016 by and between Tronox LLC and Timothy Carlson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2016).

10.29*	Amendment No. 1 to Tronox Limited Management Equity Incentive Plan (incorporated by reference to Exhibit A of the Definitive Proxy Statement of Tronox Limited filed on Form DEF 14A on April 8, 2016).

10.30*	General form of executive officer Time-Based Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q filed on May 4, 2017).

10.31*	General form of executive officer Performance-Based Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q filed on May 4, 2017).

10.32*	General form of Director Grant Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q filed on May 4, 2017).

10.33*
General form of Cristal Transaction Integration Synergy Savings Performance-Based Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q filed on May 4, 2017).

10.34*
Stock Purchase Agreement, dated as of August 2, 2017, by and among Tronox Limited, Tronox US Holdings Inc., Tronox Alkali Corporation, and Genesis Energy, L.P. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Tronox Limited on August 2, 2017).

10.35*
Interim CEO Agreement dated as of May 15, 2017 by and between Tronox LLC and Peter Johnston (incorporated by reference to Exhibit 10.1 of the Amended Current Report on Form 8-K/A filed by Tronox Limited on May 18, 2017).

10.36*
First Amendment to Amended and Restated Employment Agreement dated as of May 15, 2017 by and between Tronox Limited, Tronox LLC and Thomas Casey (incorporated by reference to Exhibit 10.2 of the Amended Current Report on Form 8-K/A filed by Tronox Limited on May 18, 2017).

10.37*
Retirement Agreement dated as of May 15, 2017 by and between Tronox Limited, Tronox LLC and Thomas Casey (incorporated by reference to Exhibit 10.3 of the Amended Current Report on Form 8-K/A filed by Tronox Limited on May 18, 2017).

10.38
Revolving Syndicated Facility Agreement, dated as of September 22, 2017 among the Company, Tronox US Holdings Inc. and certain of the Company’s other subsidiaries along with a syndicate of lenders and Wells Fargo Bank, National Association, as issuing bank, swingline lender, administrative agent, and collateral agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Tronox Limited on September 25, 2017).

10.39
First Lien Term Loan Credit Agreement, dated as of September 22, 2017 among Tronox Finance LLC and its unrestricted subsidiary Tronox Blocked Borrower LLC, and certain of the Company’s other subsidiaries, along with a syndicate of lenders and Bank of America, N.A. as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Tronox Limited on September 25, 2017).

10.40*	Employment Agreement by and between Tronox LLC and Jeffry N. Quinn (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K/A filed by Tronox Limited on November 28, 2017).

10.41*	General form of executive officer Performance-Based Restricted Share Unit Agreement for grants dated on or after February 8, 2018 (filed herewith).

12.1	Ratio of Earnings to Fixed Charges.

14.1	Tronox Code of Business Conduct, Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on February 27, 2014).

21.1	Subsidiaries of Tronox Limited.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm for Tronox Limited.

31.1	Rule 13a-14(a) Certification of Jeffry N. Quinn.

31.2	Rule 13a-14(a) Certification of Timothy Carlson.

32.1	Section 1350 Certification for Jeffry N. Quinn.

32.2	Section 1350 Certification for Timothy Carlson.

95	Mine Safety Disclosures.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Indicates management contract or compensatory plan or arrangement.
Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of March 2018.

TRONOX LIMITED (Registrant)

By:	/s/ Timothy Carlson
Name:	Timothy Carlson
Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeffry N. Quinn	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2018
Jeffry N. Quinn

/s/ Timothy Carlson	Senior Vice President, Chief Financial Officer and Director (Principal Financial Officer)	March 1, 2018
Timothy Carlson

/s/ James T. Bagley	Vice President and Controller (Principal Accounting Officer)	March 1, 2018
James Bagley

/s/ Ilan Kaufthal	Non-executive Chairman of the Board	March 1, 2018
Ilan Kaufthal

/s/ Daniel Blue	Director	March 1, 2018
Daniel Blue

/s/ Mxolisi Mgojo	Director	March 1, 2018
Mxolisi Mgojo

/s/ Andrew P. Hines	Director	March 1, 2018
Andrew P. Hines

/s/ Wayne A. Hinman	Director	March 1, 2018
Wayne A. Hinman

/s/ Peter Johnston	Director	March 1, 2018
Peter Johnston

/s/ Sipho Nkosi	Director	March 1, 2018
Sipho Nkosi