Form 10-Q
period 2018-03-31
Tronox Ltd
filed 2018-05-10
CIK 1530804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of April 30, 2018, the Registrant had 93,965,582 Class A ordinary shares and 28,729,280 Class B ordinary shares outstanding.

Item 1.	Financial Statements (Unaudited)

TRONOX LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	Three Months Ended March 31,
	2018	2017
Net sales	$442	$378
Cost of goods sold	327	315
Gross profit	115	63
Selling, general and administrative expenses	(76)	(67)
Restructuring	—	1
Impairment loss	(25)	—
Income (loss) from operations	14	(3)
Interest expense	(49)	(46)
Interest income	8	1
Other expense, net	(9)	(8)
Loss from continuing operations before income taxes	(36)	(56)
Income tax (provision) benefit	(5)	3
Net loss from continuing operations	(41)	(53)
Income from discontinued operations, net of tax	—	15
Net loss	(41)	(38)
Net income attributable to noncontrolling interest	3	3
Net loss attributable to Tronox Limited	$(44)	$(41)

Net income (loss) per share, basic and diluted:
Continuing operations	$(0.36)	$(0.48)
Discontinued operations	—	0.13
Net loss per share, basic and diluted	$(0.36)	$(0.35)

Weighted average shares outstanding, basic and diluted (in thousands)	122,327	116,815

Cash dividends per share, Class A and Class B	$0.045	$0.045

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Millions of U.S. dollars)

	Three Months Ended March 31,
	2018	2017
Net loss	$(41)	$(38)
Other comprehensive income:
Foreign currency translation adjustments	59	24
Pension and postretirement plans:
Amortization of unrecognized actuarial losses, net of taxes of less than $1 million in each of the three months ended March 31, 2018 and 2017	1	1
Unrealized losses on derivative financial instruments (no tax impact)	—	(2)

Other comprehensive income	60	23

Total comprehensive income (loss)	19	(15)

Comprehensive income attributable to noncontrolling interest:
Net income	3	3
Foreign currency translation adjustments	15	6
Comprehensive income attributable to noncontrolling interest	18	9

Comprehensive income (loss) attributable to Tronox Limited	$1	$(24)

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	March 31, 2018	December 31, 2017

ASSETS
Current Assets
Cash and cash equivalents	$1,074	$1,116
Restricted cash	655	653
Accounts receivable, net of allowance for doubtful accounts	329	336
Inventories, net	470	473
Prepaid and other assets	55	53
Income taxes receivable	9	8
Assets held for sale	31	—
Total current assets	2,623	2,639
Noncurrent Assets
Property, plant and equipment, net	1,120	1,115
Mineral leaseholds, net	896	885
Intangible assets, net	192	198
Inventories, net	—	3
Other long-term assets	27	24
Total assets	$4,858	$4,864

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$146	$165
Accrued liabilities	143	163
Long-term debt due within one year	22	22
Income taxes payable	1	3
Liabilities held for sale	8	—
Total current liabilities	320	353

Noncurrent Liabilities
Long-term debt, net	3,124	3,125
Pension and postretirement healthcare benefits	100	103
Asset retirement obligations	81	79
Long-term deferred tax liabilities	183	171
Other long-term liabilities	17	18
Total liabilities	3,825	3,849

Commitments and Contingencies
Shareholders’ Equity
Tronox Limited Class A ordinary shares, par value $0.01 — 93,838,329 shares issued and 93,756,873 shares outstanding at March 31, 2018 and 92,717,935 shares issued and 92,541,463 shares outstanding at December 31, 2017	1	1
Tronox Limited Class B ordinary shares, par value $0.01 — 28,729,280 issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Capital in excess of par value	1,563	1,558
Accumulated deficit	(377)	(327)
Accumulated other comprehensive loss	(358)	(403)
Total Tronox Limited shareholders’ equity	829	829
Noncontrolling interest	204	186
Total equity	1,033	1,015
Total liabilities and equity	$4,858	$4,864
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Millions of U.S. dollars)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(41)	$(38)
Income from discontinued operations, net of tax	—	15
Net loss from continuing operations	$(41)	$(53)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities, continuing operations:
Depreciation, depletion and amortization	48	45
Deferred income taxes	3	(1)
Share-based compensation expense	7	13
Amortization of deferred debt issuance costs and discount on debt	5	3
Pension and postretirement healthcare benefit expense	—	1
Impairment losses	25	—
Other, net	11	4
Contributions to employee pension and postretirement plans	(5)	(4)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, net	1	(10)
(Increase) decrease in inventories, net	(9)	26
(Increase) decrease in prepaid and other assets	(1)	4
Decrease in accounts payable and accrued liabilities	(46)	(23)
Decrease in taxes payable	(2)	(3)
Cash (used in) provided by operating activities, continuing operations	(4)	2

Cash Flows from Investing Activities:
Capital expenditures	(28)	(20)
Cash used in investing activities, continuing operations	(28)	(20)

Cash Flows from Financing Activities:
Repayments of long-term debt	(6)	(4)
Debt issuance costs	(1)	—
Proceeds from the exercise of warrants	2	—
Dividends paid	(6)	(6)
Restricted stock and performance-based shares settled in cash for withholding taxes	(4)	(2)
Cash used in financing activities, continuing operations	(15)	(12)

Discontinued Operations:
Cash provided by operating activities	—	57
Cash used in investing activities	—	(12)
Net cash flows provided by discontinued operations	—	45

Effects of exchange rate changes on cash and cash equivalents and restricted cash	7	1

Net (decrease) increase in cash, cash equivalents and restricted cash	(40)	16
Cash, cash equivalents and restricted cash at beginning of period	1,769	251

Cash, cash equivalents and restricted cash at end of period, continuing operations	$1,729	$267

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Millions of U.S. dollars, except share, per share and metric tons data or unless otherwise noted)

1.	The Company

Tronox Limited and its subsidiaries (collectively referred to as “Tronox,” “we,” “us,” or “our”) is a public limited company registered under the laws of the State of Western Australia. We are a global leader in the production and marketing of titanium bearing mineral sands and titanium dioxide (“TiO2”) pigment. Through the exploration, mining and beneficiation of mineral sands deposits, we produce titanium feedstock (including chloride slag, slag fines, rutile, synthetic rutile and leucoxene) and its coproducts, pig iron and zircon. Titanium feedstock is primarily used to manufacture TiO2, a pigment used in the manufacture of paint and plastics. Zircon, a hard, glossy mineral, is used for the manufacture of ceramics, refractories, TV screen glass, and a range of other industrial and chemical products. Pig iron is a metal material used in the steel and metal casting industries to create wrought iron, cast iron, and steel.

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

On February 21, 2017, we entered into a definitive agreement with The National Titanium Dioxide Company Ltd., a limited company organized under the laws of the Kingdom of Saudi Arabia (“Cristal”), and Cristal Inorganic Chemicals Netherlands Coöperatief W.A., a cooperative organized under the laws of the Netherlands and a wholly owned subsidiary of Cristal (“Seller”), to acquire the TiO2 business of Cristal for $1.673 billion of cash, subject to a working capital adjustment at closing, plus 37,580,000 Class A Shares (the “Cristal Transaction”). On October 2, 2017, at a special meeting of shareholders of the Company held pursuant to the definitive agreement, the Company’s shareholders approved a resolution to issue 37,580,000 Class A Shares to the Seller in connection with the acquisition of Cristal’s TiO2 business.

We have received approval from seven of the nine regulatory jurisdictions whose approvals are required to close the Cristal Transaction. On December 5, 2017, the U.S. Federal Trade Commission (“FTC”) filed an administrative complaint against us, Cristal and certain of Cristal’s subsidiaries and shareholders alleging that the Cristal Transaction would violate Section 7 of the Clayton Antitrust Act and Section 5 of the FTC Act. The administrative complaint seeks, among other things, a permanent injunction to prevent the transaction from being completed.  On March 20, 2018, the Company announced that the European Commission issued a statement of objections to the Cristal Transaction. Based on the status of outstanding regulatory approvals in the United States and European Union, on March 1, 2018, we entered into an amendment to the definitive agreement that extends the termination date under such definitive agreement to June 30, 2018, with automatic 3-month extensions to March 31, 2019, if necessary.

On June 15, 2012, in consideration for the acquisition of 74% of Exxaro Resources Limited’s (“Exxaro’s”) South African mineral sands business and one of its subsidiaries, we issued to Exxaro 51,154,280 Class B ordinary shares (“Class B Shares”). On March 8, 2017, Exxaro announced its intention to begin pursuing a path to monetize its ownership stake in Tronox over time. On October 10, 2017, Exxaro sold 22,425,000 Class A ordinary shares (“Class A Shares”) in an underwritten registered offering (the “Exxaro Share Transaction”). At March 31, 2018 and December 31, 2017, Exxaro held approximately 23% and 24%, respectively, of the voting securities of Tronox Limited. Presently, Exxaro intends to sell the remainder of its Tronox shares in a staged process over time pursuant to the existing registration statement, subject to market conditions. See Note 19 for additional information regarding Exxaro transactions. Exxaro also has a 26% ownership interest in certain of our other non-operating subsidiaries.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017. The unaudited Condensed Consolidated Balance Sheet as of December 31, 2017 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, considered necessary for a fair statement. Our unaudited condensed consolidated financial statements include the accounts of all majority-owned subsidiary companies. All intercompany balances and transactions have been eliminated in consolidation. As a result of the sale of our wholly owned subsidiary Tronox Alkali Corporation (“Alkali”) in the third quarter of 2017, the results of Alkali have been presented as discontinued operations for the three months ended March 31, 2017. See Note 3 for additional information.

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

Revision

During the three months ended March 31, 2018, we noted that our long-term debt due within one year at December 31, 2017 had been understated by $5 million with a corresponding overstatement in our long-term debt, net in our unaudited Condensed Consolidated Balance sheet. These amounts have been reclassified in this Form 10-Q.

Recently Adopted Accounting Pronouncements

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”), which requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from service rendered during the period. In addition, under the new guidance, only the service cost component of net periodic pension costs and net periodic postretirement costs are eligible for capitalization in assets. Other components must be presented separately from the line item(s) that include the service cost and outside of operating income. Upon adoption of ASU 2017-07 during the first quarter of 2018, we reclassified pension costs of $1 million for three months ended March 31, 2017 from “Income (loss) from operations” to “Other expense, net” in our unaudited Condensed Consolidated Statements of Operations.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires that the reconciliation of the beginning-of-period and end-of period amounts shown in the statement of cash flows include restricted cash and restricted cash equivalents. ASU 2016-18 does not define restricted cash or restricted cash equivalents, but an entity will need to disclose the nature of the restrictions. We adopted ASU 2016-18, during the first quarter of 2018. Restricted cash includes $653 million and $651 million as of March 31, 2018 and December 31, 2017, respectively, related to the Blocked Term Loan. See Note 12. Restricted cash also includes $2 million at both March 31, 2018 and December 31, 2017 required by our performance bonds issued for our energy supply contracts in Australia.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 supersedes the revenue recognition requirements under Revenue Recognition (Topic 605). On January 1, 2018, we adopted the new standard using the modified retrospective approach applied to contracts that were not completed as of January 1, 2018. The adoption of this new standard did not have a material impact to our unaudited condensed consolidated financial statements. No adjustment to the opening balance of retained earnings at January 1, 2018 is required. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. See Note 2.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”) which includes a lessee accounting model that recognizes two types of leases - finance leases and operating leases. The standard requires that a lessee recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or an operating lease. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard, as originally issued would have required adoption using a modified retrospective transition and provided for certain practical expedients. Transition would have required application of the new guidance at the beginning of the earliest comparative period presented. In March 2018, the FASB approved a change to the comparative reporting transition guidance allowing entities the option to apply the provisions of the new lease guidance at its effective date, without adjusting the comparative periods presented. We have developed an implementation plan for adopting ASU 2016-02, which includes utilizing a software program to manage our lease obligations. We are evaluating the impact that ASU 2016-02 will have on our consolidated financial statements and have concluded that we will not early adopt ASU 2016-02. We continue to monitor the FASB’s actions and will consider the impact of any changes made to the guidance prior to its effective date.

2.	Revenue

Nature of Contracts and Performance Obligations

We primarily generate revenue from selling TiO2 pigment products and products derived from titanium bearing mineral sands to our customers. These products are used for the manufacture of paints, coatings, plastics, paper, and a wide range of other applications. We account for a contract with our customer when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable.

Our promise in a contract typically relates to the transferring of a product or multiple distinct products that are substantially the same and that have the same pattern of transfer, representing a single performance obligation within a contract. We have elected to account for shipping and handling activities that occur after control of the products has transferred to the customer as contract fulfillment activities, rather than a separate performance obligation. Amounts billed to a customer in a sales transaction related to shipping and handling activities continue to be reported as “Net sales” and related costs as “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations.

The duration of our contract period is one year or less. As such, we have elected to recognize incremental costs incurred to obtain contracts, which primarily consist of commissions paid to third-party sales agents, as “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations.   Furthermore, we have elected not to disclose the value of unsatisfied performance obligations at each period end, given the original expected duration of our contracts are one year or less.

Transaction Price

Revenue is measured as the amount of consideration that we expect to be entitled in exchange for transferring products to the customer. The transaction price typically consists of fixed cash consideration. We also offer various incentive programs to our customers, such as rebates, discounts, and other price adjustments that represent variable consideration. We estimate variable consideration and include such consideration amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. We adjust our estimate of revenue at the earlier of when the amount of consideration we expect to receive changes or when the consideration becomes fixed. Sales returns rarely happen in our business, therefore it is unlikely that a significant reversal of revenue will occur.

Sales and similar taxes we collect on behalf of governmental authorities are excluded from the transaction price for the determination of revenue. The expected costs associated with product warranties continue to be recognized as expense when the products are sold. Customer payment terms and conditions vary by contract and customer, although the timing of revenue recognition typically does not differ from the timing of invoicing. Additionally, as we generally do not grant extended payment terms, we have determined that our contracts generally do not include a significant financing component.

Revenue Recognition

We recognize revenue at a point in time when the customer obtains control of the promised products. For most transactions this occurs when products are shipped from our manufacturing facilities or at a later point when control of the products transfers to the customer at a specified destination or time.

Contract Balances

Contract assets represent our rights to consideration in exchange for products that have transferred to a customer when the right is conditional on situations other than the passage of time. For products that we have transferred to our customers, our rights to the consideration are typically unconditional and only the passage of time is required before payments become due. These unconditional rights are recorded as accounts receivable. As of March 31, 2018, and December 31, 2017, we did not have material contract asset balances.

Contract liabilities represent our obligations to transfer products to a customer for which we have received consideration from the customer. Infrequently we may receive advance payment from our customers that is accounted for as deferred revenue. Deferred revenue is earned when control of the product transfers to the customer, which is typically within a short period of time from when we received the advanced payment. Contract liability balances as of March 31, 2018 and December 31, 2017 were $1 million and $3 million, respectively. Contract liability balances were reported as “Accounts payable” in the unaudited Condensed Consolidated Balance Sheets. All contract liabilities as of December 31, 2017 were recognized as revenue in “Net sales” in the unaudited Condensed Consolidated Statements of Operations during the first quarter of 2018.

Disaggregation of Revenue

We operate under one operating and reportable segment, TiO2. See Note 20 for details. We disaggregate our revenue from contracts with customers by product type and geographic area. We believe this level of disaggregation appropriately depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors and reflects how our business is managed.

Net sales to external customers by geographic areas where our customers are located were as follows:

	Three Months Ended March 31,
	2018	2017
North America	$145	131
South and Central America	16	12
Europe, Middle-East and Africa	146	116
Asia Pacific	135	119
Total net sales	$442	$378

Net sales from external customers for each similar type of product were as follows:

	Three Months Ended March 31,
	2018	2017
Pigment	$333	272
Zircon	61	50
Pig iron	19	11
Feedstock and other products	17	31
Electrolytic	12	14
Total net sales	$442	$378

Feedstock and other products mainly include rutile prime, ilmenite, CP slag and other mining products. Electrolytic products mainly include electrolytic manganese dioxide and boron. On March 21, 2018, we announced that we entered into an agreement to sell our Electrolytic operations. See Note 4. The nature, amount, timing and uncertainty of revenue and cash flows typically do not differ significantly among different products.

3.	Discontinued Operations

In the third quarter of 2017, we completed the previously announced sale of our wholly owned subsidiary Tronox Alkali Corporation (“Alkali”) to Genesis Energy, L.P. Sales, costs and expenses and income taxes attributable to Alkali for the three months ended March 31, 2017 have been aggregated in a single caption entitled “Income from discontinued operations, net of tax” in our unaudited Condensed Consolidated Statement of Operations.

Alkali, which was previously one of our two operating and reportable segments, included certain allocated corporate costs which have been reallocated to Corporate. The amount of allocated corporate costs was $1 million for the three months ended March 31, 2017.

The following table presents the major classes of Alkali’s line items constituting the “Income from discontinued operations, net of tax” in our unaudited Condensed Consolidated Statements of Operations:

Three Months Ended March 31, 2017
Net sales	$191
Cost of goods sold	164
Selling, general and administrative expenses	(6)
Restructuring expense	(1)
Income before income taxes	20
Income tax provision	(5)
Income from discontinued operations	$15

4.	Assets and Liabilities Held for Sale

On March 21, 2018, Tronox LLC, our indirect wholly owned subsidiary, announced that it had entered into a definitive agreement (the “Purchase Agreement”), pursuant to which EMD Acquisition LLC agreed to acquire certain of the assets and liabilities of our Tronox Electrolytic Operations based in Henderson, Nevada (the “Henderson Electrolytic Operations”), a component of our TiO2 segment, for $13 million in cash, subject to certain working capital adjustments (the “Electrolytic Transaction”). The Electrolytic Transaction was undertaken as part of our strategy to focus on our TiO2 operations and is expected to close in second half of 2018.

As a result of the approval of the Electrolytic Transaction and our entry into the Purchase Agreement, we recorded a total pre-tax charge of $25 million for the expected loss on sale of the assets comprising the Henderson Electrolytic Operations, which was recorded in “Impairment losses” in the unaudited Condensed Consolidated Statements of Operations. This expected loss on sale includes an impairment charge of $15 million for the long-lived assets of the Henderson Electrolytic Operations and an additional loss of $10 million for the difference between the estimated value of Henderson Electrolytic Operations net assets to be delivered at closing and the expected net proceeds. This additional $10 million expected loss on sale has been included in “Accrued liabilities” in our unaudited Condensed Consolidated Balance Sheet as of March 31, 2018.

As of March 31, 2018, the assets and liabilities of the Henderson Electrolytic Operations have been classified as held for sale. The table below presents the carrying amounts of the assets and liabilities included in the Transaction:

March 31, 2018
Assets:
Accounts receivable, net of allowance for doubtful accounts	$9
Inventories, net	22
Total assets held for sale	$31

Liabilities:
Accounts payable	$3
Accrued liabilities	1
Asset retirement obligations	4
Total liabilities held for sale	$8

5.	Income Taxes

Our operations are conducted through our various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.

	Three Months Ended March 31,
	2018	2017
Income tax (provision) benefit	$(5)	$3
Loss from continuing operations before income taxes	$(36)	$(56)
Effective tax rate	(14)%	5%

During the three months ended March 31, 2017, Tronox Limited, the public parent which is registered under the laws of the State of Western Australia, became managed and controlled in the United Kingdom (“U.K.”). The effective tax rate for the three months ended March 31, 2018 and 2017 differs from the U.K. statutory rate of 19% and 20%, respectively, primarily due to valuation allowances and our jurisdictional mix of income at tax rates different than the U.K. statutory rate.

Tax rates in the United States (“U.S.”) (21% and 35% for corporations in 2018 and 2017, respectively), South Africa (28% for limited liability companies), the Netherlands (25% for corporations), Switzerland (8.5% for corporations) and Jersey, U.K. (0% for corporations) all impact our effective tax rate.

We continue to maintain full valuation allowances related to the total net deferred tax assets in Australia, the Netherlands, and the U.S., as we cannot objectively assert that these deferred tax assets are more likely than not to be realized. It is reasonably possible that a portion of these valuation allowances could be reversed within the next year due to increased book profitability levels and our pending acquisition of the Cristal TiO2 business. Future provisions for income taxes will include no tax benefits with respect to losses incurred and tax expense only to the extent of current state tax payments until the valuation allowances are eliminated. Additionally, we have valuation allowances against specific tax assets in South Africa and the U.K.

The Company’s ability to use certain loss and expense carryforwards could be substantially limited if the Company were to experience an ownership change as defined under IRC Section 382. In general, an ownership change would occur if the Company’s “5-percent shareholders,” as defined under IRC Section 382, collectively increased their ownership in the Company by more than 50 percentage points over a rolling three-year period. If an ownership change does occur during 2018, the resulting impact could be a limitation of up to $5.2 billion. There would be minimal impact on the $2.5 billion future Grantor Trust deductions from an IRC Section 382 change.

The Company is currently under audit in Australia and the U.S. We believe that we have made adequate provision for income taxes that may be payable with respect to years open for examination; however, the ultimate outcome is not presently known and, accordingly, additional provisions may be necessary and/or reclassifications of noncurrent tax liabilities to current may occur in the future.

Following the continued guidance of Staff Accounting Bulletin 118, our accounting for Tax Cuts and Jobs Act (H.R. 1) is considered to remain incomplete. There are no financial statement differences for the three months ended March 31, 2018 from the reasonable estimates made in the information reported for the year ended December 31, 2017.  A limited amount of additional guidance has been issued by the Internal Revenue Service and state taxing authorities, and we continue to wait for guidance pertinent to completing our report on the full impact of H.R. 1.

6.	Loss Per Share

The computation of basic and diluted income (loss) per share for the periods indicated is as follows:

	Three Months Ended March 31,
	2018	2017
Numerator – Basic and Diluted:
Net loss from continuing operations	$(41)	$(53)
Less: Net income from continuing operations attributable to noncontrolling interest	3	3
Undistributed net loss from continuing operations attributable to Tronox Limited	(44)	(56)
Percentage allocated to ordinary shares (1)	100%	100%
Net loss from continuing operations available to ordinary shares	(44)	(56)
Net income from discontinued operations available to ordinary shares	—	15
Net loss available to ordinary shares	$(44)	$(41)

Denominator – Basic and Diluted:
Weighted-average ordinary shares (in thousands)	122,327	116,815
Net income (loss) per Ordinary Share (2):
Basic and diluted net loss from continuing operations per ordinary share	$(0.36)	$(0.48)
Basic and diluted net income from discontinued operations per ordinary share	—	0.13
Basic and diluted net loss per ordinary share	$(0.36)	$(0.35)

(1)
Our participating securities do not have a contractual obligation to share in losses; therefore, when we have a net loss, none of the loss is allocated to participating securities. Consequently, for the three months ended March 31, 2018 and 2017, the two-class method did not have an effect on our net income (loss) per ordinary share calculation, and as such, dividends paid during the year did not impact this calculation.

(2)	Net income (loss) loss per ordinary share amounts were calculated from exact, not rounded net loss and share information.

In computing diluted net income (loss) per share under the two-class method, we considered potentially dilutive shares. Anti-dilutive shares not recognized in the diluted net income (loss) per share calculation for the three months ended March 31, 2018 and 2017 were as follows:

	March 31, 2018		March 31, 2017
	Shares	Average Exercise Price	Shares	Average Exercise Price
Options	1,707,133	$21.27	1,936,618	$21.17
Series A Warrants (1)	—	$—	1,432,622	$8.51
Series B Warrants (1)	—	$—	1,942,323	$9.37
Restricted share units	5,388,754	$12.66	6,965,668	$10.69

(1)
Series A Warrants were converted into Class A ordinary shares at March 31, 2017 using a rate of 6.02. Series B Warrants were converted into Class A ordinary shares at March 31, 2017 using a rate of 6.03.

The Series A Warrants and Series B Warrants expired on February 14, 2018.

7.	Inventories, Net

Inventories, net consisted of the following:

	March 31, 2018	December 31, 2017
Raw materials	$118	$137
Work-in-process	46	35
Finished goods, net	197	194
Materials and supplies, net (1)	109	110
Total	470	476
Less: Inventories, net – non-current	—	(3)
Inventories, net – current	$470	$473

(1)	Consists of processing chemicals, maintenance supplies, and spare parts, which will be consumed directly and indirectly in the production of our products.

Finished goods include inventory on consignment of $34 million and $28 million at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018 and December 31, 2017, inventory obsolescence reserves primarily for materials and supplies were $16 million and $17 million, respectively. At March 31, 2018 and December 31, 2017, reserves for lower of cost and net realizable value were $29 million and $27 million, respectively.

8.	Property, Plant and Equipment, Net

Property, plant and equipment, net of accumulated depreciation, consisted of the following:

	March 31, 2018	December 31, 2017
Land and land improvements	$100	$95
Buildings	275	267
Machinery and equipment	1,409	1,387
Construction-in-progress	102	103
Other	41	41
Subtotal	1,927	1,893
Less: accumulated depreciation	(807)	(778)
Property, plant and equipment, net (1)	$1,120	$1,115

(1)	Substantially all of these assets are pledged as collateral for our debt. See Note 12.

Depreciation expense related to property, plant and equipment during the three months ended March 31, 2018 and 2017 was $34 million and $31 million, respectively, of which $33 million and $30 million, respectively, was recorded in “Cost of goods sold” and $1 million each was recorded in “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations.

9.	Mineral Leaseholds, Net

Mineral leaseholds, net of accumulated depletion, consisted of the following:

	March 31, 2018	December 31, 2017
Mineral leaseholds	$1,325	$1,303
Less: accumulated depletion	(429)	(418)
Mineral leaseholds, net	$896	$885

Depletion expense relating to mineral leaseholds recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations was $8 million each during the three months ended March 31, 2018 and 2017.

10.	Intangible Assets, Net

Intangible assets, net of accumulated amortization, consisted of the following:

	March 31, 2018			December 31, 2017
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$291	$(139)	$152	$291	$(134)	$157
TiO2 technology	32	(11)	21	32	(11)	21
Internal-use software	46	(27)	19	45	(25)	20
Intangible assets, net	$369	$(177)	$192	$368	$(170)	$198

Amortization expense related to intangible assets during the three months ended March 31, 2018 and 2017 was $6 million each of which less than $1 million each was recorded in “Cost of goods sold” and $6 each million was recorded “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations. Estimated future amortization expense related to intangible assets is $19 million for the remainder of 2018, $25 million each for 2019 through 2021, $24 million for 2022, and $74 million thereafter.

11.	Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2018	December 31, 2017
Employee-related costs and benefits	$48	$72
Interest	17	21
Sales rebates	21	19
Taxes other than income taxes	9	7
Expected loss on sale of Henderson Electrolytic Operations (see Note 4)	10	—
Professional fees and other	38	44
Accrued liabilities	$143	$163

12.	Debt

Long-term Debt

As discussed in Note 21, Subsequent Events, we issued $615 million of 6.5% senior notes due 2026 (the “Senior Notes due 2026”) and used the proceeds to redeem our Senior Notes due 2022.

Long-term debt, net of an unamortized discount and debt issuance costs, consisted of the following:

	Original Principal	Annual Interest Rate	Maturity Date	March 31, 2018	December 31, 2017
New Term Loan Facility, net of unamortized discount (1) (2)	$2,150	Variable	9/22/2024	$2,133	$2,138
Senior Notes due 2022 (3)	600	7.50%	3/15/2022	584	584
Senior Notes due 2025	450	5.75%	9/22/2025	450	450
Lease financing				20	19
Long-term debt				3,187	3,191
Less: Long-term debt due within one year				(22)	(22)
Debt issuance costs				(41)	(44)
Long-term debt, net				$3,124	$3,125

(1)	Average effective interest rate of 5.5% during the three months ended March 31, 2018.

(2)
The New Term Loan Facility consists of (i) a U.S. dollar term facility in an aggregate principal amount of $1.5 billion (the “New Term Loans”) and (ii) a U.S. dollar term facility in an aggregate principal amount of $650.0 million (the “Blocked Term Loan”) to be used for the Cristal Transaction. If the Cristal Transaction is terminated, the Blocked Term Loan will be repaid to the lenders of such Blocked Term Loan, and as the termination would represent a Prepayment Event as defined in our Term Loan Facility, we will be required to prepay $800 million of outstanding borrowing under the New Term Loan Facility.

(3)	The Senior Notes due 2022 were repaid with the proceeds from our bond offering completed on April 6, 2018. See Note 21 for additional information.

13.	Fair Value

Our debt is recorded at historical amounts. At both March 31, 2018 and December 31, 2017, the fair value of our New Term Loan Facility was $2.17 billion. At March 31, 2018 and December 31, 2017, the fair value of the Senior Notes due 2022 was $606 million and $609 million, respectively. At March 31, 2018 and December 31, 2017, the fair value of the Senior Notes due 2025 was $438 million and $463 million, respectively. We determined the fair value of the New Term Loan Facility, the Senior Notes due 2022 and the Senior Notes due 2025 using quoted market prices. The fair value hierarchy for the New Term Loan Facility, the Senior Notes due 2022 and the Senior Notes due 2025 is a Level 1 input.

The carrying value of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to the short-term nature of these items.

14.	Asset Retirement Obligations

Asset retirement obligations consist primarily of rehabilitation and restoration costs, landfill capping costs, decommissioning costs, and closure and post-closure costs. Activities related to asset retirement obligations were as follow:

	Three Months Ended March 31,
	2018	2017
Beginning balance	$82	$76
Additions	4	—
Accretion expense	1	1
Remeasurement/translation	1	3
Settlements/payments	(1)	(1)
Transfer to liabilities held for sale	(4)	—
Balance, March 31,	$83	$79

Asset retirement obligations in our unaudited Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017 consist of a current portion of $2 million and $3 million, respectively, included in “Accrued liabilities” and a noncurrent portion of $81 million and $79 million, respectively, included in “Asset retirement obligations”.

15.	Commitments and Contingencies

Purchase and Capital Commitments — At March 31, 2018, purchase commitments were $127 million for the remainder of 2018, $61 million for 2019, $45 million for 2020, $38 million for 2021, $24 million for 2022, and $102 million thereafter.

Letters of Credit — At March 31, 2018, we had outstanding letters of credit, bank guarantees, and performance bonds of $47 million, of which $19 million were letters of credit, $26 million were bank guarantees and $2 million were performance bonds.

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

16.	Accumulated Other Comprehensive Loss Attributable to Tronox Limited

The tables below present changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2018 and 2017.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Derivatives	Total
Balance, January 1, 2018	$(312)	$(90)	$(1)	$(403)
Other comprehensive income (loss)	44	—	—	44
Amounts reclassified from accumulated other comprehensive income (loss)	—	1	—	1
Balance, March 31, 2018	$(268)	$(89)	$(1)	$(358)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Derivatives	Total
Balance, January 1, 2017	$(408)	$(92)	$3	$(497)
Other comprehensive income (loss)	18	—	(2)	16
Amounts reclassified from accumulated other comprehensive income (loss)	—	1	—	1
Balance, March 31, 2017	$(390)	$(91)	$1	$(480)

17.	Share-Based Compensation

Restricted Share Units (“RSUs”)

During the three months ended March 31, 2018, we granted RSUs which have time and/or performance conditions. Both the time-based awards and the performance-based awards are classified as equity awards. For the time-based awards, 59,287 RSUs vest ratably over a one-year period, 509,171 RSUs vest ratably over a three-year period, and are valued at the weighted average grant date fair value. For the performance-based awards, 493,331 cliff vest at the end of the three years. Vesting of the performance-based awards is determined, for 50% of the award, based on Earnings per Share (“EPS”) growth, and the other 50%, based on Operating Return on Net Assets (“ORONA”) over the applicable three-year measurement period. The combined results are then subject to a Total Shareholder Return (“TSR”) modifier calculation over the same three-year measurement period. The TSR metric is considered a market condition for which we use a Monte Carlo simulation to determine the grant date fair value. The unrecognized compensation cost associated with these awards at March 31, 2018 was $47 million, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.2 years.

During 2017, a total of 1,397,471 RSUs were granted, pursuant to an Integration Incentive Award program (“Integration Incentive Award”) established in connection with the Cristal Transaction, to certain executive officers and managers with significant integration accountability. Should the Cristal Transaction not close by July 1, 2018, all unvested awards pursuant to the Integration Incentive Award shall immediately be canceled and forfeited.

18.	Pension and Other Postretirement Healthcare Benefits

We sponsor a noncontributory qualified defined benefit retirement plan in the U. S. (the “U.S. Qualified Plan”). We also have a collective defined contribution plan (a multiemployer plan) in the Netherlands (the “Netherlands Multiemployer Plan”) and a postretirement healthcare plan in South Africa.

The components of net periodic cost associated with our U.S. Qualified Plan recognized in the unaudited Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended March 31,
	2018	2017
Net periodic cost:
Service cost	$—	$—
Interest cost	3	4
Expected return on plan assets	(4)	(4)
Net amortization of actuarial losses	1	1
Total net periodic cost	$—	$1

As a result of the adoption of ASU 2017-07, the aggregate impact of interest costs, expected return on plan assets and net amortization of actuarial losses component of net periodic costs for the U.S. Qualified Plan of less than $1 million and $1 million for the three months ended March 31, 2018 and 2017, respectively, is presented in “Other expense, net” in the unaudited Condensed Consolidated Statements of Operations.

The components of net periodic cost associated with the postretirement healthcare plan was less than $1 million each for the three months ended March 31, 2018 and 2017.

For each of the three months period ended March 31, 2018 and 2017, we contributed $1 million to the Netherlands Multiemployer Plan, which was primarily recognized in “Cost of goods sold” in the unaudited Condensed Consolidated Statement of Operations.

19.	Related Parties

Exxaro

We had service level agreements with Exxaro for research and development that expired during the third quarter of 2017. These service level agreements amounted to expenses of less than $1 million during the three months ended March 31, 2017 and was included in “Selling general and administrative expense” in the unaudited Condensed Consolidated Statements of Operations.

20.	Segment Information

Segment performance is evaluated based on segment operating income (loss), which represents the results of segment operations before unallocated costs, such as general corporate expenses not identified to a specific segment, interest expense, other income (expense), net and income tax expense or benefit.

Net sales and income (loss) from operations by segment were as follows:

	Three Months Ended March 31,
	2018	2017
Net sales (TiO2)	$442	$378
TiO2 segment	$52	$32
Corporate	(38)	(35)
Income (loss) from operations	14	(3)
Interest expense	(49)	(46)
Interest income	8	1
Other expense, net	(9)	(8)
Loss from continuing operations before income taxes	$(36)	$(56)

21.	Subsequent Events

Senior Notes Due 2026

On April 6, 2018, Tronox Incorporated issued 6.5% Senior Notes due 2026 for an aggregate principal amount of $615 million (“Senior Notes due 2026”). The 2026 Indenture and the Senior Notes due 2026 provide, among other things, that the Senior Notes due 2026 are senior unsecured obligations of Tronox Incorporated and are guaranteed on a senior and unsecured basis by us and certain of our other subsidiaries. The Senior Notes due 2026 have not been registered under the Securities Act and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements. Interest is payable on April 15 and October 15 of each year beginning on October 15, 2018 until their maturity date of April 15, 2026. The terms of the 2026 Indenture, among other things, limit, in certain circumstances, the ability of us and certain of our subsidiaries to: incur secured indebtedness; engage in certain sale-leaseback transactions; and merge, consolidate or sell substantially all of our assets. The terms of the 2026 Indenture also include certain limitations on our non-guarantor subsidiaries incurring indebtedness. The proceeds of the offering were used to fund the redemption of our Senior Notes due 2022. The impact of the offering of the Senior Notes due 2026 and the redemption of our Senior Notes due 2022 will be recorded in the second quarter of 2018. In connection with the redemption of our Senior Notes due 2022, we expect to record approximately $30 million in debt extinguishment costs including a call premium of approximately $22 million during the second quarter of 2018.

Option Agreement to Acquire Jazan Slagger

On May 9, 2018, Tronox Limited (the “Company” or “Tronox”) and Advanced Metal Industries Cluster Company Limited (“AMIC”) entered into an Option Agreement (the “Option Agreement”) pursuant to which AMIC granted the Company an option (the “Option”) to acquire 90% of a special purpose vehicle (the “SPV”, to which AMIC’s ownership in a titanium slag smelter facility (the “Slagger”) in The Jazan City for Primary and Downstream Industries in the Kingdom of Saudi Arabia (“KSA”) will be contributed together with $322 million of indebtedness currently held by AMIC (the “AMIC Debt”). The execution of the Option Agreement occurred shortly after Tronox and AMIC entered into a Technical Services Agreement (the “Technical Services Agreement”) pursuant to which Tronox agreed to immediately commence providing technical assistance to AMIC to facilitate the start-up of the Slagger.  National Industrialization Company and The National Titanium Dioxide Company Limited (“Cristal”) each own 50% of AMIC. The strategic intent of the Option Agreement and Technical Services Agreement is to enable Tronox to further optimize the vertical integration between its TiO2 pigment production and TiO2 feedstock production after the closing of Tronox’s merger with Cristal. Pursuant to the Option Agreement and during its term, the Company agreed to lend AMIC and, upon the creation of the SPV, the SPV up to $125 million for capital expenditures and operational expenses intended to facilitate the start-up of the Slagger.  Such funds may be drawn down by AMIC and the SPV, as the case may be, on a quarterly basis as needed based on a budget reflecting the anticipated needs of the Slagger start-up. The obligation to fund up to $125 million is contingent on Tronox’s continued reasonable belief that such amounts will be sufficient (in addition to any amounts supplied by AMIC) to bring the Slagger up to certain sustained production levels. If Tronox does not acquire the Slagger, the loans mature on the date that is eighteen months from the termination of the Option Agreement.  Pursuant to the Option Agreement, subject to certain conditions, Tronox may exercise the Option at any time on or prior to May 9, 2023.  If the Slagger achieves certain production criteria related to sustained quality and tonnage of slag produced (and the other conditions referenced above are satisfied), AMIC may require the Company to acquire the Slagger (the “Put”). If the Option or Put is exercised, the Company will acquire a 90% ownership interest in the SPV.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Tronox Limited’s unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017. This discussion and other sections in this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties, and actual results could differ materially from those discussed in the forward-looking statements as a result of numerous factors. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements also can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms.

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

We operate three TiO2 pigment facilities at the following locations: Hamilton, Mississippi; Botlek, the Netherlands; and Kwinana, Western Australia, representing an aggregate annual TiO2 production capacity of approximately 465,000 metric tons. TiO2 is used extensively in the manufacture of paint and other coatings, plastics and paper, and in a wide range of other applications, including inks, fibers, rubber, food, cosmetics, and pharmaceuticals. Moreover, it is a critical component of everyday consumer applications due to its superior ability to cover or mask other materials effectively and efficiently relative to alternative white pigments and extenders. TiO2 is considered a quality of life product, and some research indicates that consumption generally increases as disposable income increases. At present, it is our belief that there is no effective mineral substitute for TiO2 because no other white pigment has the physical properties for achieving comparable opacity and brightness or can be incorporated as cost effectively. We also operate three separate mining titanium bearing operations: KwaZulu-Natal Sands located in South Africa, Namakwa Sands located in South Africa and Cooljarloo located in Western Australia.

Our TiO2 business includes the following:

•	Exploration, mining and beneficiation of mineral sands deposits;

•	Production of titanium feedstock (including chloride slag, slag fines, rutile, synthetic rutile and leucoxene), and its co-products pig iron, and zircon; and

•	Production and marketing of TiO2

Recent Developments

On April 6, 2018, we completed our offering of $615 million aggregate principal amount of 6.5% Senior Notes due 2026 (“Senior Notes due 2026”). The Senior Notes due 2026 are fully and unconditionally guaranteed on a senior, unsecured basis by us and certain of our subsidiaries. The proceeds of the offering were used to fund the redemption of our approximately $584 million aggregate principal, 7.50% senior notes due 2022 (the “Senior Notes due 2022”). The impact of the offering of the Senior Notes due 2026 and the redemption of our Senior Notes due 2022 will be recorded in the second quarter of 2018. In connection with the redemption of our Senior Notes due 2022, we expect to record approximately $30 million in debt extinguishment costs, including a call premium of approximately $22 million during the second quarter of 2018.

On March 21, 2018, Tronox LLC, our indirect wholly owned subsidiary, announced that it had entered into a definitive agreement (the “Purchase Agreement”), pursuant to which EMD Acquisition LLC agreed to acquire certain of the assets and liabilities of our Tronox Electrolytic Operations based in Henderson, Nevada (the “Henderson Electrolytic Operations”), a component of our TiO2 segment, for $13 million in cash, subject to certain working capital adjustments (the “Electrolytic Transaction”). The Electrolytic Transaction, which was undertaken as part of our strategy to focus on our TiO2 operations is targeted to close in second half of 2018. We recognized an impairment loss of $25 million as a result of this transaction.

On February 21, 2017, we entered into a definitive agreement with The National Titanium Dioxide Company Ltd., a limited company organized under the laws of the Kingdom of Saudi Arabia (“Cristal”), and Cristal Inorganic Chemicals Netherlands Coöperatief W.A., a cooperative organized under the laws of the Netherlands and a wholly owned subsidiary of Cristal (“Seller”), to acquire the TiO2 business of Cristal for $1.673 billion of cash, subject to a working capital adjustment at closing, plus 37,580,000 Class A Shares (the “Cristal Transaction”). On October 2, 2017, at a special meeting of shareholders of the Company held pursuant to the definitive agreement, the Company’s shareholders approved a resolution to issue 37,580,000 Class A Shares to the Seller in connection with the acquisition of Cristal’s TiO2 business, and the resulting acquisition of interests in such Class A Shares by the Seller and certain other persons and entities, at the closing of such acquisition.

We have received approval from seven of the nine regulatory jurisdictions whose approvals are required to close the Cristal Transaction. On December 5, 2017, the U.S. Federal Trade Commission (“FTC”) filed an administrative complaint against us, Cristal and certain of Cristal’s subsidiaries and shareholders alleging that the Cristal Transaction would violate Section 7 of the Clayton Antitrust Act and Section 5 of the FTC Act.  The administrative complaint seeks, among other things, a permanent injunction to prevent the transaction from being completed.  On March 20, 2018, the Company announced that the European Commission issued a statement of objections to the Cristal Transaction.   Based on the status of outstanding regulatory approvals in the United States and European Union, on March 1, 2018, we entered into an amendment to the definitive agreement that extends the termination date under such definitive agreement to June 30, 2018, with automatic 3-month extensions to March 31, 2019, if necessary.

Through the formal hearing process and a follow on meeting, the European Commission’s (“EC”) conditional clearance is now only dependent on reaching agreement on a proposed remedy to address their remaining objection.  We are currently working with the EC regulators to reach an agreement on a proposed remedy, and at the same time, negotiating with possible counterparties regarding execution of the contemplated remedial transaction.  In the United States, we filed a motion with the FTC on May 7, 2018 seeking to stay the Part 3 administrative proceeding scheduled to start on May 18, 2018.  If the stay is granted, it would allow us to engage in settlement negotiations with the FTC commissioners or request commencement of an expedited preliminary injunction suit in Federal Court.

On June 15, 2012, in consideration for the acquisition of 74% of Exxaro Resources Limited’s (“Exxaro’s”) South African mineral sands business and one of its subsidiaries, we issued to Exxaro 51,154,280 Class B ordinary shares (“Class B Shares”). On March 8, 2017, Exxaro announced its intention to begin pursuing a path to monetize its ownership stake in Tronox over time. On October 10, 2017, Exxaro sold 22,425,000 Class A ordinary shares (“Class A Shares”) in an underwritten registered offering (the “Exxaro Share Transaction”). At March 31, 2018 and December 31, 2017, Exxaro held approximately 23% and 24%, respectively, of the voting securities of Tronox Limited. See Note 19 for additional information regarding Exxaro transactions. Exxaro announced its intent to sell the remainder of its Tronox shares in a staged process over time pursuant to the existing registration statement, subject to market conditions. Exxaro also has a 26% ownership interest in certain of our other non-operating subsidiaries.

 Business Environment

The following discussion includes trends and factors that may affect future operating results:

Our pigment business benefited from a global industry recovery that began in the first quarter of 2016. During the first quarter of 2018, we operated our pigment plants at high utilization rates while matching pigment production volumes to sales volumes. Global pigment pricing has rebounded with successive gains in each quarter since the first quarter of 2016. We believe pigment inventories, in the aggregate, are at or below normal levels at both customer and producer locations globally resulting in a continued tight supply-demand balance. We continue to use a significant majority of our high-grade titanium feedstock for our pigment production.  We expect moderate cost increases related to other raw material inputs such as electrodes, coke, and electricity as commodity markets strengthen. The zircon market remains in a tight supply-demand balance, and we expect price gains to continue in 2018.

We continue to be uniquely tax-advantaged by favorable tax loss carry forwards and other favorable tax positions. If Exxaro sells their remaining shareholdings in 2018, these favorable tax positions may no longer be available.  See Note 5 of notes to unaudited condensed consolidated financial statements for additional information.

Consolidated Results of Operations from Continuing Operations

Three Months Ended March 31, 2018 compared to the Three Ended March 31, 2017

	Three Months Ended March 31,
	2018	2017	Variance
	(Millions of U.S. Dollars)

Net sales	$442	$378	$64
Cost of goods sold	327	315	12
Gross profit	115	63	52
Gross Margin	26%	17%	9 pts

Corporate related and SG&A expenses	(38)	(36)	(2)
TiO2 related SG&A expenses	(38)	(31)	(7)
Restructuring	—	1	(1)
Impairment loss	(25)	—	(25)
Income (loss) from operations	14	(3)	17
Interest expense	(49)	(46)	(3)
Interest income	8	1	7
Other expense, net	(9)	(8)	(1)
Loss from continuing operations before income taxes	(36)	(56)	20
Income tax (provision) expense	(5)	3	(8)
Net loss from continuing operations	$(41)	$(53)	$12

Effective tax rate	(14)%	5%	(19) pts

EBITDA (1)	$53	$34	$19
Adjusted EBITDA (1)	$113	$63	$50
TiO2 Adjusted EBITDA	$138	$85	$53
Adjusted EBITDA as % of Net Sales	26%	17%	9 pts
TiO2 Adjusted EBITDA as % of Net Sales	31%	22%	9 pts

(1)
EBITDA and Adjusted EBITDA are Non-U.S. GAAP measures. Please refer to the “Non-U.S. GAAP Financial Measures” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of these measures and a reconciliation of these measures to Net loss.

Net sales for the three months ended March 31, 2018 increased by 17% compared to the same period in 2017. Increased selling prices resulted in an $81 million increase in revenues driven primarily by $54 million of Pigment price and $22 million of Zircon price. There was also favorable impact from a strengthening Euro that increased revenue $14 million from the same period of the prior year. Offsetting the increases was a $30 million reduction in volumes primarily driven by the timing of shipments out of South Africa at the end of the fourth quarter of 2017. The $30 million difference was due to $12 million of CP slag, $11 million of Zircon and $5 million of Pigment. Pigment volumes were down 2% from the prior year due to inventory availability related to the timing of plant maintenance.

Our gross margin for the three months ended March 31, 2018 was 26% of net sales compared to 17% for the same period in 2017. Gross margin increased due to higher selling prices of $81 million (17 points on gross margin) and $9 million (2 points on gross margin) due to the receipt of a refund from the South African Ministry of Finance of mineral extraction royalties paid by the Company in prior years.  The increase was partially offset by a $9 million (1 point on gross margin) negative impact of lower volumes and product mix, $22 million (5 points on gross margin) caused by the impact of higher production costs, including a $14 million lower of cost or net realizable value charge, and $7 million (2 points on gross margin) unfavorable foreign exchange due to the strengthening South African Rand and Australian Dollar offset by the benefit of the stronger Euro.

Selling, general and administrative expenses increased by 13% during the three months ended March 31, 2018 compared to the same period of the prior year.  Corporate-related SG&A expenses increased $2 million compared to the same period in 2017 mainly due to higher professional fees of $9 million related to the Cristal Transaction, offset by a reduction of employee stock-based and other compensation costs of $7 million. TiO2 related SG&A costs increased $7 million from the same period in the prior year due primarily to higher compensation related costs of $2 million, higher other general and administrative costs of $3 million and an unfavorable impact due to foreign currency translation of $2 million.

Impairment losses of $25 million for the three months ended March 31, 2018 relate to a charge for the impairment and expected loss on sale of the assets of our Tronox Electrolytic Operations. See Note 4 of notes to unaudited condensed consolidated financial statements.

Income from operations for the three months ended March 31, 2018 was $14 million, $52 million from our TiO2 activities offset by $38 million of corporate expenses.  Loss from operations for the three month period ended March 31, 2017 was $3 million, $32 million of operating income from our TiO2 activities offset by $35 million of corporate expenses.  Income from our TiO2 activities for the three months ended March 31, 2018 increased by $20 million compared to the same period in 2017 primarily due to an increase in gross profit of $52 million offset by a $7 million increase in selling, general and administrative expenses and a $25 million impairment loss. Corporate general and administrative expenses for the three months ended March 31, 2018 increased for the reasons noted above in the discussion of the SG&A expenses.

Adjusted EBITDA and Adjusted TiO2 EBITDA as percentages of Net sales increased 9 points as compared to the same period of the prior year due to increased Net sales on relatively flat expenses.

Interest expense for the three months ended March 31, 2018, increased by $3 million compared to the same period of 2017 primarily due to higher amortization of debt issuance costs in 2018 versus the same period in the prior year.

Interest income for the three months ended March 31, 2018, increased by $7 million compared to the same period of 2017 due to higher cash and cash equivalents and restricted cash balances as a result of the Alkali Sale and debt offering during the third quarter of 2017, which generated additional liquidity in anticipation of the pending Cristal Transaction.

Other expense, net for the three months ended March 31, 2018 and March 31, 2017 primarily consisted of a net realized and unrealized foreign currency losses in both periods.

The effective tax rate of (14)% and 5% for the three months ended March 31, 2018 and 2017, respectively, differs from the U.K. statutory rate of 19% and 20%, respectively, primarily due to valuation allowances and our jurisdictional mix of income at tax rates different than the U.K. statutory rate.

Liquidity and Capital Resources

The following table presents our liquidity as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(Millions of U.S. dollars)
Cash and cash equivalents	$1,074	$1,116
Available under the Wells Fargo Revolver	242	232
Available under the New ABSA Revolver	63	61
Total	$1,379	$1,409

Historically, we have funded our operations and met our commitments through cash generated by operations, private placement of notes, bank financings, borrowings under lines of credit and public offerings of notes. In the next twelve months, we expect that our operations, cash on hand, and available borrowings under our debt facilities and revolving credit agreements (see Note 12 of notes to unaudited condensed consolidated financial statements) will provide sufficient cash to fund the Cristal Transaction, our operating expenses, capital expenditures, interest payments, debt repayments, and dividends. Working capital (calculated as current assets from continuing operations less current liabilities from continuing operations) was $2.3 billion at March 31, 2018, unchanged from December 31, 2017. Working capital at both March 31, 2018 and December 31, 2017 includes $650 million funded by the Block Term Loan which upon consumption of the Cristal Acquisition will become available to us.

If the Cristal Transaction is terminated, our Blocked Term Loan, with a principal amount of $650 million, will be repaid to the lenders of such Blocked Term Loan, and as the termination would represent a Prepayment Event as defined in our Term Loan Facility, we will be required to prepay $800 million of outstanding borrowing under the New Term Loan Facility. The liquidity table above does not include restricted cash of $655 million, of which $653 million relates to this Blocked Term Loan.

As of and for the three months ended March 31, 2018, the non-guarantor subsidiaries of our Senior Notes due 2025 represented approximately 24% of our total consolidated liabilities, approximately 42% of our total consolidated assets, approximately 20% of our total consolidated net sales and approximately 37% of our Consolidated EBITDA (as such term is defined in the 2025 Indenture). In addition, as of March 31, 2018, our non-guarantor subsidiaries had $932 million of total consolidated liabilities (including trade payables but excluding intercompany liabilities), all of which would have been structurally senior to the 2025 Notes. See Note 12 of notes to unaudited condensed consolidated financial statements for additional information.

At March 31, 2018, we had outstanding letters of credit, bank guarantees, and performance bonds, see Note 15 of notes to unaudited condensed consolidated financial statements.

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

As of March 31, 2018, our credit rating with Moody’s and Standard & Poor’s was B1 positive outlook and B stable outlook, respectively. On March 22, 2018, Moody’s upgraded our corporate credit rating to B1 positive outlook from B1 stable outlook. At March 31, 2018, we have sufficient borrowings and cash available to meet our obligations. On April 6, 2018, we issued our Senior Notes Due 2026 and used the proceeds to redeem our Senior Notes due 2022. We do not have any other significant principal payments on debt due until 2024. See Note 21, of notes to unaudited condensed consolidated financial statements.

Cash and Cash Equivalents

We consider all investments with original maturities of three months or less to be cash equivalents. As of March 31, 2018, our cash and cash equivalents were primarily invested in money market funds. We maintain cash and cash equivalents in bank deposit and money market accounts that may exceed federally insured limits. The financial institutions where our cash and cash equivalents are held are highly rated and geographically dispersed, and we have a policy to limit the amount of credit exposure with any one institution. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk.

The use of our cash includes servicing our interest and debt repayment obligations, making pension contributions and making quarterly dividend payments.

Repatriation of Cash

At March 31, 2018, we held $1.7 billion in cash and cash equivalents and restricted cash in these respective jurisdictions: $46 million in Europe, $113 million in Australia, $132 million in South Africa, and $1.4 billion in the United States. Our credit facilities limit transfers of funds from subsidiaries in the United States to certain foreign subsidiaries.

Tronox Limited has foreign subsidiaries with positive undistributed earnings at March 31, 2018. We have made no provision for deferred taxes related to these undistributed earnings because they are considered indefinitely reinvested in the foreign jurisdictions.

Cash Dividends on Class A and Class B Shares

On May 8, 2018, the Board declared a quarterly dividend of $0.045 per share to holders of our Class A Shares and Class B Shares at the close of business on May 21, 2018, totaling $6 million, which will be paid on June 1, 2018.

Debt Obligations

At March 31, 2018 and December 31, 2017, our net debt (the excess of our debt over cash and cash equivalents) was $2.1 billion and $2.0 billion, respectively, excluding the $650 million of cash related to the Blocked Term Loan. On April 6, 2018, we issued our Senior Notes due 2026 and used the proceeds to redeem our Senior Notes due 2022. See Note 21, of notes to unaudited condensed consolidated financial statements.

At both March 31, 2018 and December 31, 2017, our long-term debt, net of an unamortized discount was $3.2 billion. See Note 12 of notes to unaudited condensed consolidated financial statements for specific debt information.

Cash Flows

The following table presents cash flow for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(Millions of U.S. dollars)
Net cash provided by (used in) operating activities	$(4)	2
Net cash used in investing activities	(28)	(20)
Net cash used in financing activities	(15)	(12)
Net cash provided by discontinued operations	—	45
Effect of exchange rate changes on cash	7	1
Net increase (decrease) in cash and cash equivalents	$(40)	16

Cash Flows provided by (used in) Operating Activities — Net cash used in operating activities for the three months ended March 31, 2018 was $4 million compared to cash provided by operating activities of $2 million for the same period in 2017. The decrease of $6 million is primarily due to higher reductions in accounts payable and accrued liabilities due to timing of payments, and an increase in inventories primarily driven by higher finished goods and raw material inventories, offset by higher cash earnings.

Cash Flows used in Investing Activities — Net cash used in investing activities for the three months ended March 31, 2018 was $28 million compared to $20 million for the same period in 2017 due to higher capital expenditures primarily related to machinery and equipment upgrades and purchase of land.

Cash Flows used in Financing Activities — Net cash used in financing activities of $15 million during the three months ended March 31, 2018 was primarily attributable to repayments of long term debt of $6 million, dividends paid of $6 million and $4 million for restricted stock and performance-based shares settled in cash for taxes. Net cash used in financing activities of $12 million during the three months ended March 31, 2017 was primarily attributable to dividends paid of $6 million and principal repayments on long-term debt of $4 million.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of March 31, 2018:

	Contractual Obligation Payments Due by Year (3)(4)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of U.S. dollars)
Long-term debt, net and lease financing (including interest) (1)	$4,311	208	416	949	2,738
Purchase obligations (2)	397	143	100	58	96
Operating leases	40	17	11	7	5
Asset retirement obligations	83	2	13	9	59
Total	$4,831	370	540	1,023	2,898

(1)	We calculated the Term Loan interest at a base rate of 2.3% plus a margin of 3.0%. See Note 12 of notes to our unaudited condensed consolidated financial statements.

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

(4)	The table excludes commitments pertaining to our pension and other postretirement obligations

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

•	Provide useful information in understanding and evaluating our operating results and comparing financial results across periods;

•	Provide a normalized view of our operating performance by excluding items that are either noncash or infrequently occurring;

•	Assist investors in assessing our compliance with financial covenants under our debt instruments; and

Adjusted EBITDA is one of the primary measures management uses for planning and budgeting processes, and to monitor and evaluate financial and operating results. In addition, Adjusted EBITDA is a factor in evaluating management’s performance when determining incentive compensation.

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2018	2017
	(Millions of U.S. Dollars)

Net loss (U.S. GAAP)	$(41)	$(38)
Income from discontinued operations, net of tax (see Note 3) (U.S. GAAP)	—	15
Net loss from continuing operations (U.S. GAAP)	(41)	(53)
Interest expense	49	46
Interest income	(8)	(1)
Income tax provision (benefit)	5	(3)
Depreciation, depletion and amortization expense	48	45
EBITDA (non-U.S. GAAP)	53	34
Impairment losses (a)	25	—
Share based compensation (b)	7	13
Transaction costs (c)	20	11
Restructuring (d)	—	(1)
Foreign currency remeasurement (e)	6	3
Other items (f)	2	3
Adjusted EBITDA (non-U.S. GAAP) (g)	$113	63

(a)
Represents a pre-tax charge for the impairment and expected loss on sale of the assets of our Tronox Electrolytic Operations which was recorded in “Impairment loss” in the unaudited Condensed Consolidated Statements of Operations. See Note 4 of Notes to unaudited condensed consolidated financial statements.

(b)	Represents non-cash share-based compensation. See Note 17 of notes to unaudited condensed consolidated financial statements.

(c)
Represents transaction costs associated with the Cristal Transaction which were recorded in “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations.

(d)
Represents the reversal of restructuring expense pursuant to the settlement of claims previously filed relating to a prior restructure which was recorded in “Restructuring” in the unaudited Condensed Consolidated Statements of Operations.

(e)	Represents foreign currency remeasurement which is included in “Other expense, net” in the unaudited Condensed Consolidated Statements of Operations.

(f)
Includes noncash pension and postretirement costs, severance expense, accretion expense and other items included in “Selling general and administrative expenses”, “Cost of goods sold” and “Other expense, net” in the unaudited Condensed Consolidated Statements of Operations.

(g)	No income tax impact given full valuation allowance. See Note 5 to unaudited condensed consolidated financial statements.

The following table reconciles income (loss) from continuing operations, our comparable measure for segment reporting under U.S. GAAP, to Adjusted EBITDA by segment for the periods presented:

	Three Months Ended March 31,
	2018	2017
	(Millions of U.S. Dollars)
TiO2 segment	$52	$32
Corporate	(38)	(35)
Income (loss) from continuing operations (U.S. GAAP)	14	(3)
TiO2 segment	47	44
Corporate	1	1
Depreciation, depletion and amortization expense	48	45
TiO2 segment	39	9
Corporate	12	12
Other	51	21
TiO2 segment	138	85
Corporate	(25)	(22)
Adjusted EBITDA (non-U.S. GAAP)	$113	$63

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

Credit Risk

Credit risk is the risk that a borrower or a counterparty will fail to meet their obligations. A significant portion of our liquidity is concentrated in trade accounts receivable that arise from sales of our products to TiO2 customers The high level of industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. We have significant exposure to credit risk in industries that are affected by cyclical economic fluctuations such as mining. We perform ongoing credit evaluations of our customers and use credit risk insurance policies from time to time, as deemed appropriate, to mitigate credit risk but generally do not require collateral. Our contracts typically enable us to tighten credit terms if we perceive additional credit risk and historic losses due to write offs of bad debt have been relatively low. In addition, due to our international operations in our TiO2 segment, we are subject to potential trade restrictions and sovereign risk in certain countries in which we operate. We maintain allowances for potential credit losses based on specific customer review and current financial conditions. During the three months ended March 31, 2018 and 2017, our ten largest third-party customers represented approximately 33% and 38%, respectively, of our consolidated net sales.

Interest Rate Risk

Interest rate risk arises from the possibility that changes in interest rates will impact our financial results. We are exposed to interest rate risk on our floating rate debt, the New Term Loan Facility and Wells Fargo Revolver balance. Using a sensitivity analysis as of March 31, 2018, a hypothetical 1% increase in interest rates would result in a net increase to pre-tax loss of approximately $4 million on an annualized basis. This is due to the fact that earnings on our floating rate financial assets of $1.7 billion at March 31, 2018 would increase by the full 1%, offsetting the impact of a 1% increase in interest expense on our $2.15 billion New Term Loan Facility balance.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of Tronox’s management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”), as of March 31, 2018, the end of the period covered by this report. Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date. Tronox’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Tronox in the reports that it files or submits under the Exchange Act is accumulated and communicated to Tronox’s management, including Tronox’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation of our internal controls over financial reporting was also performed to determine whether any changes have occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information required by this item is incorporated herein by reference to the section captioned “Notes to Consolidated Financial Statements, Note 15- Commitments and Contingencies” of this Form 10-Q.

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

Exhibit No.

4.1
Indenture, dated as of April 6, 2018, among Tronox Incorporated, the Company and the other guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Tronox Limited on April 6, 2018).

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

Date: May 10, 2018

TRONOX LIMITED (Registrant)

	By:	/s/ Robert Loughran
	Name:	Robert Loughran
	Title:	Vice President, Corporate Controller

By:	/s/ Timothy Carlson
Name:	Timothy Carlson
Title:	Senior Vice President and Chief Financial Officer