Form 10-Q
period 2018-06-30
Tronox Ltd
filed 2018-08-02
CIK 1530804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of July 27, 2018, the Registrant had 94,170,451 Class A ordinary shares and 28,729,280 Class B ordinary shares outstanding.

Item 1.	Financial Statements (Unaudited)

TRONOX LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$492	$421	$934	$799
Cost of goods sold	348	326	675	641
Gross profit	144	95	259	158
Selling, general and administrative expenses	(79)	(63)	(155)	(130)
Restructuring	—	—	—	1
Impairment loss	—	—	(25)	—
Income from operations	65	32	79	29
Interest expense	(48)	(47)	(97)	(93)
Interest income. .	7	1	15	2
Loss on extinguishment of debt	(30)	—	(30)	—
Other income (expense), net	29	(3)	20	(11)
Income (loss) from continuing operations before income taxes	23	(17)	(13)	(73)
Income tax benefit	27	—	22	3
Net income (loss) from continuing operations	50	(17)	9	(70)
Income from discontinued operations, net of tax.	—	22	—	37
Net income (loss).	50	5	9	(33)
Net income attributable to noncontrolling interest	14	2	17	5
Net income (loss) attributable to Tronox Limited	$36	$3	$(8)	$(38)

Net income (loss) per share, basic:
Continuing operations	$0.30	$(0.16)	$(0.07)	$(0.63)
Discontinued operations	$—	$0.18	$—	$0.31
Net income (loss) per share, basic.	$0.30	$0.02	$(0.07)	$(0.32)

Net income (loss) per share, diluted:
Continuing operations	$0.29	$(0.16)	$(0.07)	$(0.63)
Discontinued operations	$—	$0.18	$—	$0.31
Net income (loss) per share, diluted	$0.29	$0.02	$(0.07)	$(0.32)

Weighted average shares outstanding, basic (in thousands)	123,063	119,188	122,699	118,804
Weighted average shares outstanding, diluted (in thousands)	126,716	124,301	122,699	118,804

Cash dividends per share, Class A and Class B	$0.045	$0.045	$0.090	$0.090

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Millions of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$50	$5	$9	$(33)
Other comprehensive income:
Foreign currency translation adjustments	(185)	34	(126)	58
Pension and postretirement plans:
Amortization of unrecognized actuarial losses, net of taxes of less than $1 million in each of the three and six months ended June 30, 2018 and 2017	1	—	2	1
Unrealized gains (losses) on derivative financial instruments (no tax impact)	—	(1)	—	(3)

Other comprehensive (loss) income	(184)	33	(124)	56

Total comprehensive (loss) income	(134)	38	(115)	23

Comprehensive (loss) income attributable to noncontrolling interest:
Net income	14	2	17	5
Foreign currency translation adjustments	(46)	7	(31)	13
Comprehensive (loss) income attributable to noncontrolling interest	(32)	9	(14)	18

Comprehensive (loss) income attributable to Tronox Limited	$(102)	$29	$(101)	$5

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	June 30, 2018	December 31, 2017

ASSETS
Current Assets
Cash and cash equivalents	$1,036	$1,116
Restricted cash	656	653
Accounts receivable, net of allowance for doubtful accounts	341	329
Inventories, net	451	473
Prepaid and other assets	81	60
Income taxes receivable	8	8
Assets held for sale	32	—
Total current assets	2,605	2,639
Noncurrent Assets
Property, plant and equipment, net	1,033	1,115
Mineral leaseholds, net	828	885
Intangible assets, net	188	198
Inventories, net	—	3
Deferred tax assets	43	1
Other long-term assets	36	23
Total assets	$4,733	$4,864

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$131	$165
Accrued liabilities	165	163
Long-term debt due within one year	22	22
Income taxes payable	9	3
Liabilities held for sale	8	—
Total current liabilities	335	353

Noncurrent Liabilities
Long-term debt, net	3,147	3,125
Pension and postretirement healthcare benefits	94	103
Asset retirement obligations	76	79
Long-term deferred tax liabilities	165	171
Other long-term liabilities	19	18
Total liabilities	3,836	3,849

Commitments and Contingencies
Shareholders’ Equity
Tronox Limited Class A ordinary shares, par value $0.01 — 94,251,907 shares issued and 94,170,451 shares outstanding at June 30, 2018 and 92,717,935 shares issued and 92,541,463 shares outstanding at December 31, 2017	1	1
Tronox Limited Class B ordinary shares, par value $0.01 — 28,729,280 issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Capital in excess of par value	1,567	1,558
Accumulated deficit	(347)	(327)
Accumulated other comprehensive loss	(496)	(403)
Total Tronox Limited shareholders’ equity	725	829
Noncontrolling interest	172	186
Total equity	897	1,015
Total liabilities and equity	$4,733	$4,864

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Millions of U.S. dollars)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$9	$(33)
Income from discontinued operations, net of tax	—	37
Net income (loss) from continuing operations	$9	$(70)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities, continuing operations:
Depreciation, depletion and amortization	97	91
Deferred income taxes	(30)	2
Share-based compensation expense	9	21
Amortization of deferred debt issuance costs and discount on debt	7	6
Pension and postretirement healthcare benefit expense	1	1
Loss on extinguishment of debt	30	—
Impairment losses	25	—
Other non-cash affecting net loss	3	6
Contributions to employee pension and postretirement plans	(11)	(9)
Changes in assets and liabilities:
Increase in accounts receivable, net	(33)	(35)
(Increase) decrease in inventories, net	(14)	36
Increase in prepaid and other assets	(27)	(9)
(Decrease) increase in accounts payable and accrued liabilities	(37)	10
Increase (decrease) in taxes payable	6	(6)
Other, net	(4)	1
Cash provided by operating activities, continuing operations	31	45

Cash Flows from Investing Activities:
Capital expenditures	(55)	(40)
Loan to Advanced Metal Industries Cluster Company Limited (Note 1)	(14)	—
Cash used in investing activities, continuing operations	(69)	(40)

Cash Flows from Financing Activities:
Repayments of long-term debt	(595)	(8)
Proceeds from long-term debt	615	—
Call premium paid	(22)	—
Debt issuance costs	(10)	—
Proceeds from the exercise of options and warrants	6	—
Dividends paid	(12)	(12)
Restricted stock and performance-based shares settled in cash for withholding taxes	(6)	(11)
Cash used in financing activities, continuing operations	(24)	(31)

Discontinued Operations:
Cash provided by operating activities	—	91
Cash used in investing activities	—	(16)
Net cash flows provided by discontinued operations	—	75

Effects of exchange rate changes on cash and cash equivalents and restricted cash	(15)	5

Net (decrease) increase in cash, cash equivalents and restricted cash	(77)	54
Cash, cash equivalents and restricted cash at beginning of period	1,769	251

Cash, cash equivalents and restricted cash at end of period, continuing operations	$1,692	$305

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

On February 21, 2017, we entered into a definitive agreement with The National Titanium Dioxide Company Ltd., a limited company organized under the laws of the Kingdom of Saudi Arabia (“Cristal”), and Cristal Inorganic Chemicals Netherlands Coöperatief W.A., a cooperative organized under the laws of the Netherlands and a wholly owned subsidiary of Cristal (“Seller”), to acquire the TiO2 business of Cristal for $1.673 billion of cash, subject to a working capital adjustment at closing, plus 37,580,000 Class A Shares (the “Cristal Transaction”). On October 2, 2017, at a special meeting of shareholders, the Company’s shareholders approved a resolution to issue 37,580,000 Class A Shares to the Seller in connection with the acquisition of Cristal’s TiO2 business.  Based on the status of outstanding regulatory approvals in the United States and European Union described below, on March 1, 2018, we entered into an amendment to the definitive agreement that extends the termination date under such definitive agreement to June 30, 2018, with automatic 3-month extensions to March 31, 2019, if necessary.

We have received final approval from seven of the nine regulatory jurisdictions whose approvals are required to close the Cristal Transaction and are still seeking approval from the U.S. Federal Trade Commission (“FTC”) and the European Commission (“EC”).

With respect to the FTC, on December 5, 2017 the FTC filed an administrative complaint against us, Cristal and certain of Cristal’s subsidiaries and shareholders alleging that the Cristal Transaction would violate Section 7 of the Clayton Antitrust Act and Section 5 of the FTC Act. The administrative complaint seeks, among other things, a permanent injunction to prevent the transaction from being completed.  On June 27, 2018, the evidentiary phase of the FTC’s administrative action before the FTC’s administrative law judge concluded.  The FTC’s administrative law judge is not expected to rule on the FTC’s complaint until mid-November 2018 at the earliest.

On July 10, 2018, we received notice that the FTC had filed a complaint against us in the U.S. District Court in the District of Columbia (the “U.S. District Court”). The complaint alleges that Tronox’s pending acquisition of the TiO2 business of Cristal would violate antitrust laws by significantly reducing competition in the North American market for chloride-process TiO2. The trial in U.S. District Court has been scheduled to commence on August 7, 2018 and is expected to conclude on August 9, 2018.

With respect to the EC, on July 4, 2018 we received approval from the EC, conditional upon divestiture of our 8120 paper-laminate product grade (the “8120 Grade”) that is supplied to European customers from our Botlek facility in the Netherlands.   On July 16, 2018, we announced the submittal to the European Commission of an executed definitive agreement with Venator Materials PLC (“Venator”) to divest the 8120 Grade.  The EC’s approval is contingent only upon the divestiture of the 8120 Grade.  If the EC approves Venator as the buyer of the 8120 Grade, the EC’s approval of the Cristal transaction will be final.

In addition to seeking the divestiture of the 8120 Grade to Venator, we also announced on July 16, 2018 that we had entered into a binding Memorandum of Understanding (“MOU”) providing for the negotiation of a definitive agreement to sell the entirety of Cristal’s Ashtabula, Ohio two-plant TiO2 production complex (“Ashtabula”) to Venator if a divestiture of all or a substantial part of Ashtabula is required to secure final regulatory approval in the United States of the proposed Cristal acquisition. The MOU grants Venator exclusivity for a period of 75 days to negotiate a definitive agreement for the sale of the entirety of the Ashtabula complex while Tronox continues to vigorously defend the merits of the transaction in a preliminary injunction hearing in the U.S. District Court brought against us by the FTC and described above.

In addition, in the MOU, Tronox agreed to pay Venator a $75 million break fee if Tronox is able to consummate the Cristal transaction without divesting Ashtabula and the paper-laminate grade divestiture is completed to obtain final European Commission approval.

On May 9, 2018, we entered into an Option Agreement (the “Option Agreement”) with Advanced Metal Industries Cluster Company Limited (“AMIC”) pursuant to which AMIC granted us an option (the “Option”) to acquire 90% of a special purpose vehicle (the “SPV”), to which AMIC’s ownership in a titanium slag smelter facility (the “Slagger”) in The Jazan City for Primary and Downstream Industries in the Kingdom of Saudi Arabia (“KSA”) will be contributed together with $322 million of indebtedness currently held by AMIC (the “AMIC Debt”). The execution of the Option Agreement occurred shortly after we entered into a Technical Services Agreement (the “Technical Services Agreement”) with AMIC pursuant to which we agreed to immediately commence providing technical assistance to AMIC to facilitate the start-up of the Slagger. National Industrialization Company and Cristal each own 50% of AMIC. The strategic intent of the Option Agreement and Technical Services Agreement is to enable us to further optimize the vertical integration between our TiO2 pigment production and TiO2 feedstock production after the closing of our merger with Cristal. Pursuant to the Option Agreement and during its term, we agreed to lend AMIC and, upon the creation of the SPV, the SPV up to $125 million for capital expenditures and operational expenses intended to facilitate the start-up of the Slagger. Such funds may be drawn down by AMIC and the SPV, as the case may be, on a quarterly basis as needed based on a budget reflecting the anticipated needs of the Slagger start-up. The obligation to fund up to $125 million is contingent on our continued reasonable belief that such amounts will be sufficient (in addition to any amounts supplied by AMIC) to bring the Slagger up to certain sustained production levels. If we do not acquire the Slagger, the loans mature with both interest and principal due on the date that is eighteen months from the termination of the Option Agreement. Pursuant to the Option Agreement, subject to certain conditions, we may exercise the Option at any time on or prior to May 9, 2023. If the Slagger achieves certain production criteria related to sustained quality and tonnage of slag produced (and the other conditions referenced above are satisfied), AMIC may require us to acquire the Slagger (the “Put”). If the Option or Put is exercised, we will acquire a 90% ownership interest in the SPV. During the three months ended June 30, 2018, we loaned $14 million for capital expenditures and operational expenses to facilitate the start-up of the Slagger and we have recorded this loan payment within Other long-term assets on the unaudited Condensed Consolidated Balance Sheet at June 30, 2018.The Option and the Put did not have a significant impact on the financial statements as of or for the periods ended June 30, 2018.

On June 15, 2012, in consideration for the acquisition of 74% of Exxaro Resources Limited’s (“Exxaro’s”) South African mineral sands business and one of its subsidiaries, we issued to Exxaro 51,154,280 Class B ordinary shares (“Class B Shares”). On March 8, 2017, Exxaro announced its intention to begin pursuing a path to monetize its ownership stake in Tronox over time. On October 10, 2017, Exxaro sold 22,425,000 Class A ordinary shares (“Class A Shares”) in an underwritten registered offering. At June 30, 2018 and December 31, 2017, Exxaro held approximately 23% and 24%, respectively, of the voting securities of Tronox Limited. Presently, Exxaro intends to sell the remainder of its Tronox shares in a staged process over time pursuant to the existing registration statement, subject to market conditions. An ownership change as defined under IRC Section 382 could substantially limit our  ability to use certain loss and expense carryforwards. See Note 5 for additional information on ownership change under IRC Section 382 and see Note 19 for additional information regarding Exxaro transactions. Exxaro also has a 26% ownership interest in certain of our other non-operating subsidiaries.

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

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, considered necessary for a fair statement. Our unaudited condensed consolidated financial statements include the accounts of all majority-owned subsidiary companies. All intercompany balances and transactions have been eliminated in consolidation. As a result of the sale of our wholly owned subsidiary Tronox Alkali Corporation (“Alkali”) in the third quarter of 2017, the results of Alkali have been presented as discontinued operations for the three and six months ended June 30, 2017. See Note 3 for additional information.

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

Revisions

In our Form 10-Q filed for the period ended March 31, 2018, we disclosed that we revised our long-term debt due within one year and long-term debt, net at December 31, 2017, in our unaudited Condensed Consolidated Balance Sheet. Our long-term debt due within one year had been understated by $5 million with a corresponding overstatement in our long-term debt, net.

We identified certain current assets of $7 million which we had included in “Accounts receivable, net of allowance for doubtful accounts” that should have been included in “Prepaid and other assets” in the Consolidated Balance Sheet at December 31, 2017. We have reclassified this amount in the unaudited Condensed Consolidated Balance Sheets presented herein.

Recently Adopted Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under ASU 2017-09, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. On January 1, 2018, we adopted the new standard and during the second quarter of 2018 we applied the guidance under the new standard for a modification to a share-based payment award.  See Note 17 for additional information.

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”), which requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from service rendered during the period. In addition, under the new guidance, only the service cost component of net periodic pension costs and net periodic postretirement costs are eligible for capitalization in assets. Other components must be presented separately from the line item(s) that include the service cost and outside of operating income. As a result of our adopting ASU 2017-07 during the first quarter of 2018, we reclassified pension and postretirement healthcare benefit costs of $1 million and $2 million, respectively for the three and six months ended June 30, 2017 from “Income (loss) from operations” to “Other expense, net” in our unaudited Condensed Consolidated Statements of Operations.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires that the reconciliation of the beginning-of-period and end-of period amounts shown in the statement of cash flows include restricted cash and restricted cash equivalents. ASU 2016-18 does not define restricted cash or restricted cash equivalents, but an entity will need to disclose the nature of the restrictions. We adopted ASU 2016-18 during the first quarter of 2018. Restricted cash includes $656 million and $651 million as of June 30, 2018 and December 31, 2017, respectively, related to the Blocked Term Loan. See Note 12. Restricted cash also includes $2 million at December 31, 2017 required by our performance bonds issued for our energy supply contracts in Australia.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 supersedes the revenue recognition requirements under Revenue Recognition (Topic 605). On January 1, 2018, we adopted the new standard using the modified retrospective approach applied to contracts that were not completed as of January 1, 2018. The adoption of this new standard did not have a material impact to our unaudited condensed consolidated financial statements. No adjustment to the opening balance of retained earnings at January 1, 2018 was required. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. See Note 2 for additional information.

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

Contract Balances

Contract assets represent our rights to consideration in exchange for products that have transferred to a customer when the right is conditional on situations other than the passage of time. For products that we have transferred to our customers, our rights to the consideration are typically unconditional and only the passage of time is required before payments become due. These unconditional rights are recorded as accounts receivable. As of June 30, 2018, and December 31, 2017, we did not have material contract asset balances.

Contract liabilities represent our obligations to transfer products to a customer for which we have received consideration from the customer. Infrequently we may receive advance payment from our customers that is accounted for as deferred revenue. Deferred revenue is earned when control of the product transfers to the customer, which is typically within a short period of time from when we received the advanced payment. Contract liability balances as of June 30, 2018 and December 31, 2017 were less than $1 million and $3 million, respectively. Contract liability balances were reported as “Accounts payable” in the unaudited Condensed Consolidated Balance Sheets. All contract liabilities as of December 31, 2017 were recognized as revenue in “Net sales” in the unaudited Condensed Consolidated Statements of Operations during the first quarter of 2018.

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

Net sales to external customers by geographic areas where our customers are located were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
North America	$185	$146	$330	$277
South and Central America	21	15	37	27
Europe, Middle-East and Africa	149	119	295	235
Asia Pacific	137	141	272	260
Total net sales	$492	$421	$934	$799

Net sales from external customers for each similar type of product were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Pigment	$354	$306	$687	$578
Zircon	78	38	139	88
Pig iron	20	13	39	24
Feedstock and other products	25	49	42	80
Electrolytic	15	15	27	29
Total net sales	$492	$421	$934	$799

Feedstock and other products mainly include rutile prime, ilmenite, Chloride (“CP”) slag and other mining products. Electrolytic products mainly include electrolytic manganese dioxide and boron. On March 21, 2018, we announced that we entered into an agreement to sell our Electrolytic operations. See Note 4. The nature, amount, timing and uncertainty of revenue and cash flows typically do not differ significantly among different products.

3.	Discontinued Operations

In the third quarter of 2017, we completed the previously announced sale of our wholly owned subsidiary Tronox Alkali Corporation (“Alkali”) to Genesis Energy, L.P. Sales, costs and expenses and income taxes attributable to Alkali for the three and six months ended June 30, 2017 have been aggregated in a single caption entitled “Income from discontinued operations, net of tax” in our unaudited Condensed Consolidated Statement of Operations.

Alkali, which was previously one of our two operating and reportable segments, included certain allocated corporate costs which have been reallocated to Corporate. The amount of allocated corporate costs was $1 million and $2 million, respectively for the three months and six months ended June 30, 2017.

The following table presents the major classes of Alkali’s line items constituting the “Income from discontinued operations, net of tax” in our unaudited Condensed Consolidated Statements of Operations:

	Three Months ended June 30, 2017	Six Months ended June 30, 2017
Net sales	$201	$392
Cost of goods sold	171	335
Selling, general and administrative expense	(6)	(12)
Restructuring expense	—	(1)
Interest and debt expenses, net	1	1
Income before income taxes	25	45
Income tax provision	(3)	(8)
Income from discontinued operations, net of tax	$22	$37

4.	Assets and Liabilities Held for Sale

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

As a result of the approval of the Electrolytic Transaction and our entry into the Purchase Agreement, we recorded a total pre-tax charge of $25 million for the expected loss on sale of the assets comprising the Henderson Electrolytic Operations, which was recorded in “Impairment losses” in the unaudited Condensed Consolidated Statements of Operations. This expected loss on sale includes an impairment charge of $15 million for the long-lived assets of the Henderson Electrolytic Operations and an additional loss of $10 million for the difference between the estimated value of Henderson Electrolytic Operations net assets to be delivered at closing and the expected net proceeds. This additional $10 million expected loss on sale has been included in “Accrued liabilities” in our unaudited Condensed Consolidated Balance Sheet as of June 30, 2018.

As of June 30, 2018, the assets and liabilities of the Henderson Electrolytic Operations have been classified as held for sale. The table below presents the carrying amounts of the assets and liabilities included in the Transaction:

June 30, 2018
Assets:
Accounts receivable, net of allowance for doubtful accounts	$12
Inventories, net	19
Prepaid and other assets	1
Total assets held for sale	$32

Liabilities:
Accounts payable	$3
Accrued liabilities	1
Asset retirement obligations	4
Total liabilities held for sale	$8

5.	Income Taxes

Our operations are conducted through our various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Income tax benefit	$27	$—	$22	$3
Income (loss) before income taxes	$23	$(17)	$(13)	$(73)
Effective tax rate	(117)%	—%	169%	4%

During the three months ended March 31, 2017, Tronox Limited, the public parent which is registered under the laws of the State of Western Australia, became managed and controlled in the United Kingdom (“U.K.”). The effective tax rate for the three and six months ended June 30, 2018 differs from the U.K. statutory rate of 19% primarily due to changes to valuation allowances and our jurisdictional mix of income at tax rates different than the U.K. statutory rate.

Tax rates in the United States (“U.S.”) (21% and 35% for corporations in 2018 and 2017, respectively), Australia (30% for corporations), South Africa (28% for limited liability companies), the Netherlands (25% for corporations), Switzerland (8.5% for corporations) and Jersey, U.K. (0% for corporations) all impact our effective tax rate.

At each reporting date, we perform an analysis to determine the likelihood of realizing our deferred tax assets and whether a valuation allowance is required or sufficient evidence exists to support the reversal of all or a portion of a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including the reversals of deferred tax liabilities) during the periods in which those deferred tax assets will become deductible. Our analysis takes into consideration all available positive and negative evidence, including prior operating results, the nature and reason for any losses, our forecast of future taxable income, utilization of tax planning strategies, and the dates on which any deferred tax assets are expected to expire. These assumptions and estimates require a significant amount of judgment and are made based on current and projected circumstances and conditions.

As of June 30, 2018, we determined that sufficient positive evidence exists to reverse the valuation allowance attributable to our operating subsidiary in the Netherlands.  This reversal resulted in a one-time, non-cash tax benefit of $48 million.  Our analysis considered all positive and negative evidence, including (i) three years of cumulative income for our Netherlands subsidiary, (ii) our continuing and improved profitability over the last twelve months in this jurisdiction, (iii) estimates of continued profitability based on updates to our latest current year forecast and our long-term strategic forecast which became available this quarter, and (iv) changes in the factors that drove losses in the past, primarily pigment prices in Europe.  Based on this analysis, we concluded that it was more likely than not that our Dutch operating subsidiary will be able to utilize all of its deferred tax assets.

We continue to maintain full valuation allowances related to the total net deferred tax assets in Australia and the U.S., as we cannot objectively assert that these deferred tax assets are more likely than not to be realized. It is reasonably possible that a portion of these valuation allowances could be reversed within the next year due to increased book profitability levels and our pending acquisition of the Cristal TiO2 business. Until these valuation allowances are eliminated, future provisions for income taxes for these jurisdictions will include no tax benefits with respect to losses incurred and tax expense only to the extent of current state tax payments. Additionally, we have valuation allowances against specific tax assets in the Netherlands, South Africa, and the U.K.

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

Following the continued guidance of Staff Accounting Bulletin 118, our accounting for Tax Cuts and Jobs Act (H.R. 1) is considered to remain incomplete. There are no financial statement differences for the three months and six months ended June 30, 2018 from the reasonable estimates made in the information reported for the year ended December 31, 2017. A limited amount of additional guidance has been issued by the Internal Revenue Service and state taxing authorities, and we continue to wait for guidance pertinent to completing our analysis on the full impact of H.R. 1.

6.	Income (Loss) Per Share

The computation of basic and diluted income (loss) per share for the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator – Basic and Diluted:
Net income (loss) from continuing operations	$50	$(17)	$9	$(70)
Less: Net income from continuing operations attributable to noncontrolling interest	14	2	17	5
Undistributed net income (loss) from continuing operations attributable to ordinary shares	36	(19)	(8)	(75)
Net income from discontinued operations available to ordinary shares.	—	22	—	37
Net income (loss) available to ordinary shares	$36	$3	$(8)	$(38)

Denominator – Basic and Diluted:
Weighted-average ordinary shares, basic (in thousands)	123,063	119,188	122,699	118,804
Weighted-average ordinary shares, diluted (in thousands)	126,716	124,301	122,699	118,804

Basic net income (loss) per Ordinary Share:
Basic net income (loss) from continuing operations per ordinary share	0.30	(0.16)	(0.07)	(0.63)
Basic net income from discontinued operations per ordinary share	—	0.18	—	0.31
Basic net income (loss) per ordinary share	$0.30	$0.02	$(0.07)	$(0.32)

Diluted net income (loss) per Ordinary Share:
Diluted net income (loss) from continuing operations per ordinary share	0.29	(0.16)	(0.07)	(0.63)
Diluted net income from discontinued operations per ordinary share	—	0.18	—	0.31
Diluted net income (loss) per ordinary share	$0.29	$0.02	$(0.07)	$(0.32)

Net income (loss) per ordinary share amounts were calculated from exact, not rounded net income (loss) and share information. We have issued shares of restricted stock which are participating securities that do not have a contractual obligation to share in losses; therefore, when we have a net loss, none of the loss is allocated to participating securities. Consequently, for the six months ended June 30, 2018 and for the three and six months ended 2017, the two-class method did not have an effect on our net income (loss) per ordinary share calculation, and as such, dividends paid during these periods did not impact this calculation. During the three months ended June 30, 2018, the percentage of undistributed net income from continuing operations attributable to the participating securities was insignificant.

In computing diluted net income (loss) per share under the two-class method, we considered potentially dilutive shares. Anti-dilutive shares not recognized in the diluted net income (loss) per share calculation for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	Shares		Shares
	2018	2017	2018	2017
Options	1,328,129	1,930,616	1,328,129	1,930,616
Series A Warrants	—	520,849	—	986,558
Series B Warrants	—	1,128,376	—	1,940,062
Restricted share units	1,605,156	2,184,658	5,258,259	6,021,045

Series A Warrants were converted into Class A ordinary shares at June 30, 2017 using a rate of 6.02. Series B Warrants were converted into Class A ordinary shares at June 30, 2017 using a rate of 6.03. The Series A Warrants and Series B Warrants expired on February 14, 2018.

7.	Inventories, Net

Inventories, net consisted of the following:

	June 30, 2018	December 31, 2017
Raw materials	$115	$137
Work-in-process	38	35
Finished goods, net	188	194
Materials and supplies, net	110	110
Total	451	476
Less: Inventories, net – non-current	—	(3)
Inventories, net – current	$451	$473

Materials and supplied, net consists of processing chemicals, maintenance supplies, and spare parts, which will be consumed directly and indirectly in the production of our products.

At June 30, 2018 and December 31, 2017, inventory obsolescence reserves primarily for materials and supplies were $15 million and $17 million, respectively. At June 30, 2018 and December 31, 2017, reserves for lower of cost and net realizable value were $23 million and $27 million, respectively.

8.	Property, Plant and Equipment, Net

Property, plant and equipment, net of accumulated depreciation, consisted of the following:

	June 30, 2018	December 31, 2017
Land and land improvements	$97	$95
Buildings	247	267
Machinery and equipment	1,326	1,387
Construction-in-progress	113	103
Other	42	41
Subtotal	1,825	1,893
Less: accumulated depreciation	(792)	(778)
Property, plant and equipment, net	$1,033	$1,115

 Substantially all of the Property, plant and equipment, net is pledged as collateral for our debt. See Note 12.

The table below summarizes depreciation expense related to property, plant and equipment for the periods presented, recorded in the specific line items in our Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of goods sold	$31	$31	$64	$61
Selling, general and administrative expenses	1	1	2	2
Total	$32	$32	$66	$63

9.	Mineral Leaseholds, Net

Mineral leaseholds, net of accumulated depletion, consisted of the following:

	June 30, 2018	December 31, 2017
Mineral leaseholds	$1,257	$1,303
Less: accumulated depletion	(429)	(418)
Mineral leaseholds, net	$828	$885

Depletion expense relating to mineral leaseholds recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations was $10 million and $7 million during the three months ended June 30, 2018 and 2017. Depletion expense relating to mineral leaseholds recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations was $18 million and $15 million during the six months ended June 30, 2018 and 2017.

10.	Intangible Assets, Net

Intangible assets, net of accumulated amortization, consisted of the following:

	June 30, 2018			December 31, 2017
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$291	(144)	147	$291	$(134)	$157
TiO2 technology	32	(12)	20	32	(11)	21
Internal-use software	48	(27)	21	45	(25)	20
Intangible assets, net	$371	(183)	188	$368	$(170)	$198

The table below summarizes amortization expense related to intangible assets for the periods presented, recorded in the specific line items in our Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of goods sold	$1	$1	$1	$1
Selling, general and administrative expenses	6	6	12	12
Total	$7	$7	$13	$13

Estimated future amortization expense related to intangible assets is $13 million for the remainder of 2018, $26 million each for 2019 through 2021, $23 million for 2022, and $74 million thereafter.

11.	Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2018	December 31, 2017
Employee-related costs and benefits	$53	$72
Interest	17	21
Sales rebates	15	19
Taxes other than income taxes	5	7
Expected loss on sale of Henderson Electrolytic Operations (see Note 4)	10	—
Professional fees and other	65	44
Accrued liabilities	$165	$163

12.	Debt

Long-term Debt

On April 6, 2018, Tronox Incorporated issued 6.5% Senior Notes due 2026 for an aggregate principal amount of $615 million (“Senior Notes due 2026”). The 2026 Indenture and the Senior Notes due 2026 provide, among other things, that the Senior Notes due 2026 are senior unsecured obligations of Tronox Incorporated and are guaranteed on a senior and unsecured basis by us and certain of our other subsidiaries. The Senior Notes due 2026 have not been registered under the Securities Act and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements. Interest is payable on April 15 and October 15 of each year beginning on October 15, 2018 until their maturity date of April 15, 2026. The terms of the 2026 Indenture, among other things, limit, in certain circumstances, our and certain of our subsidiaries ability to: incur secured indebtedness; engage in certain sale-leaseback transactions; and merge, consolidate or sell substantially all of our assets. The terms of the 2026 Indenture also include certain limitations on our non-guarantor subsidiaries incurring indebtedness. The proceeds of the offering were used to fund the redemption of our Senior Notes due 2022. Debt issuance costs of $10 million related to the Senior Notes due 2026 were recorded as a direct reduction of the carrying value of the long-term debt. Additionally, in connection with the redemption of our Senior Notes due 2022, we recorded $30 million in debt extinguishment costs including a call premium of $22 million during the second quarter of 2018.

Long-term debt, net of an unamortized discount and debt issuance costs, consisted of the following:

	Original Principal	Annual Interest Rate	Maturity Date	June 30, 2018	December 31, 2017
New Term Loan Facility, net of unamortized discount	$2,150	Variable	9/22/2024	$2,128	$2,138
Senior Notes due 2022	600	7.50%	3/15/2022	—	584
Senior Notes due 2025	450	5.75%	9/22/2025	450	450
Senior Notes due 2026	615	6.50%	4/15/2026	615	—
Lease financing				17	19
Long-term debt				3,210	3,191
Less: Long-term debt due within one year				(22)	(22)
Debt issuance costs				(41)	(44)
Long-term debt, net				$3,147	$3,125

The average effective interest rate for the New Term Loan Facility was 5.5% for both the three and six months ended June 30, 2018. The New Term Loan Facility consists of (i) a U.S. dollar term facility in an aggregate principal amount of $1.5 billion (the “New Term Loans”) and (ii) a U.S. dollar term facility in an aggregate principal amount of $650 million (the “Blocked Term Loan”) to be used for the Cristal Transaction. If the Cristal Transaction is terminated, the Blocked Term Loan will be repaid to the lenders of such Blocked Term Loan, and as the termination would represent a Prepayment Event as defined in our Term Loan Facility, we will be required to prepay $800 million of outstanding borrowing under the New Term Loan Facility.

13.	Fair Value

Our debt is recorded at historical amounts. The following table presents the fair value of our debt at both June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
New Term Loan Facility	$2,146	$2,170
Senior Notes due 2022	NA	609
Senior Notes due 2025	438	463
Senior Notes due 2026	613	NA

We determined the fair value of the New Term Loan Facility, the Senior Notes due 2022, the Senior Notes due 2025 and the Senior Notes due 2026 using quoted market prices. The fair value hierarchy for the New Term Loan Facility, the Senior Notes due 2022 the Senior Notes due 2025 and the Senior Notes due 2026 is a Level 1 input.

During the three months ended June 30, 2018, we entered into foreign currency contracts for the South African rand to reduce exposure of our foreign affiliate’s balance sheet to fluctuations in foreign currency rates. For accounting purposes, these foreign currency contracts are not considered hedges. The change in fair value associated with these contracts is recorded in Other income (expense), net within the unaudited Condensed Consolidated Statement of Operations and partially offsets the change in value of intercompany-related receivables not denominated in the functional currency of the affiliate. At June 30, 2018, the aggregate notional amount of outstanding foreign currency contracts was $142 million and the fair value of the foreign currency contracts was a loss of $6 million.  We determined the fair value of the foreign currency contracts using inputs other than quoted prices in active markets that are observable either directly or indirectly. The fair value hierarchy for the foreign currency contracts is a Level 2 input.

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

Asset retirement obligations consist primarily of rehabilitation and restoration costs, landfill capping costs, decommissioning costs, and closure and post-closure costs. Activities related to asset retirement obligations were as follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Beginning balance	$83	$79	$82	$76
Additions	—	—	4	—
Accretion expense	2	1	3	2
Remeasurement/translation	(6)	1	(5)	4
Settlements/payments	(1)	(1)	(2)	(2)
Transfers to liabilities held for sale	—	—	(4)	—
Balance, June 30,	$78	$80	$78	$80

Asset retirement obligations in our unaudited Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017 consist of a current portion of $2 million and $3 million, respectively, included in “Accrued liabilities” and a noncurrent portion of $76 million and $79 million, respectively, included in “Asset retirement obligations”.

15.	Commitments and Contingencies

Purchase and Capital Commitments — At June 30, 2018, purchase commitments were $104 million for the remainder of 2018, $61 million for 2019, $44 million for 2020, $40 million for 2021, $24 million for 2022, and $96 million thereafter.

Letters of Credit — At June 30, 2018, we had outstanding letters of credit, bank guarantees, and performance bonds of $42 million, of which $19 million were letters of credit and $23 million were bank guarantees.

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

16.	Accumulated Other Comprehensive Loss Attributable to Tronox Limited

The tables below present changes in accumulated other comprehensive income (loss) by component for the three months ended June 30, 2018 and 2017.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Derivatives	Total
Balance, March 31, 2018	$(268)	$(89)	$(1)	$(358)
Other comprehensive loss	(139)	—	—	(139)
Amounts reclassified from accumulated other comprehensive income	—	1	—	1
Balance, June 30, 2018	$(407)	$(88)	$(1)	$(496)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Derivatives	Total
Balance, March 31, 2017	$(390)	$(91)	$1	$(480)
Other comprehensive income (loss)	27	—	(1)	26
Balance, June 30, 2017	$(363)	$(91)	$—	$(454)

The tables below present changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2018 and 2017.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Derivatives	Total
Balance, January 1, 2018	$(312)	$(90)	$(1)	$(403)
Other comprehensive loss	(95)	—	—	(95)
Amounts reclassified from accumulated other comprehensive income	—	2	—	2
Balance, June 30, 2018	$(407)	$(88)	$(1)	$(496)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Derivatives	Total
Balance, January 1, 2017	$(408)	$(92)	$3	$(497)
Other comprehensive income (loss)	45	—	(3)	42
Amounts reclassified from accumulated other comprehensive income	—	1	—	1
Balance, June 30, 2017	$(363)	$(91)	$—	$(454)

17.	Share-Based Compensation

Restricted Share Units (“RSUs”)

During 2017, a total of 1,397,471 RSUs were granted, pursuant to an Integration Incentive Award program (“Integration Incentive Award”) established in connection with the Cristal Transaction, to certain executive officers and managers with significant integration accountability. In addition during the second quarter of 2018, an additional 139,225 RSUs were granted under the Integration Incentive Award. These RSUs would have vested two years from the date of the close of the Cristal Transaction and the number of shares that would have been issued to grantees would have been based upon the achievement of established performance conditions.  Under the original terms of the Integration Incentive Award, if the Cristal Transaction did not close by July 1, 2018, all unvested awards pursuant to the Integration Incentive Award shall immediately be canceled and forfeited.

During the second quarter of 2018, terms of the Integration Incentive Award were modified to eliminate the requirement that the Cristal Transaction must close by July 1, 2018.  We accounted for this modification as a Type III modification since, at the modification date, the expectation of the award vesting changed from improbable to probable. As a result, we reversed approximately $6 million of previously recorded expense related to the Integration Incentive Award.  The issued and unvested RSUs under the Integration Incentive Award were revalued based on the closing price of the Company’s stock on the modification date and will vest two years from the date the Cristal Transaction closes and based upon the achievement of established performance conditions. As a result, the estimated expense associated with the revalued award is being expensed over the period from the modification date through two years from the estimated date that the Cristal Transaction will close.

In addition to the Integration Incentive Award, during the six months ended June 30, 2018, we granted RSUs which have time and/or performance conditions.  Both the time-based awards and the performance-based awards are classified as equity awards.  For the time-based awards, 59,287 RSUs vest ratably over a one-year period, 5,935 RSUs vest ratably over a ten-month period, 509,171 RSUs vest ratably over a three-year period and 55,870 vest ratably over a thirty-four month, and are valued at the weighted average grant date fair value.  For the performance-based awards, 493,331 RSUs cliff vest at the end of three years and 55,868 RSUs cliff vest at the end of thirty-four months.  Vesting of the performance-based awards is determined, for 50% of the award, based on Earnings per Share (“EPS”) growth, and the other 50%, based on Operating Return on Net Assets (“ORONA”) over the applicable three-year measurement period.  The combined results are then subject to a Total Shareholder Return (“TSR”) modifier calculation over the same three-year measurement period.  The TSR metric is considered a market condition for which we use a Monte Carlo simulation to determine the grant date fair value.  The unrecognized compensation cost associated with these awards at June 30, 2018 was $29 million, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.1 years.

Options

During the second quarter of 2018, 214,763 options were exercised at a weighted average exercise price of $19.09. In connection with these exercises, we received $4 million in cash.

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

The components of net periodic cost associated with our U.S. Qualified Plan recognized in the unaudited Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net periodic cost:
Service cost	$—	$—	$—	$—
Interest cost	4	4	7	8
Expected return on plan assets	(4)	(4)	(8)	(8)
Net amortization of actuarial loss and prior service credit	1	—	2	1
Total net periodic cost	$1	$—	$1	$1

As a result of the adoption of ASU 2017-07, the aggregate impact of interest costs, expected return on plan assets and net amortization of actuarial losses component of net periodic costs for the U.S. Qualified Plan of $1 million for the three months ended June 30, 2018 and less than $1 million for the three months ended June 30, 2017, and $1 million each for the six months ended June 30, 2018 and 2017 is presented in “Other expense, net” in the unaudited Condensed Consolidated Statements of Operations.

The aggregate impact of all components of net periodic cost associated with the postretirement healthcare plan of $1 million each for the three and six month ended June 30, 2018 and 2017 is presented in “Other expense, net” in the unaudited Condensed Consolidated Statements of Operations as a result of adopting ASU 2017-07.

For the three and six-month periods ended June 30, 2018 and 2017, we contributed $1 million and $2 million, respectively to the Netherlands Multiemployer Plan, which was primarily recognized in “Cost of goods sold” in the unaudited Condensed Consolidated Statement of Operations.

19.	Related Parties

Exxaro

We had service level agreements with Exxaro for research and development that expired during the third quarter of 2017. These service level agreements amounted to expenses of less than $1 million during the three and six months ended June 30, 2017 which was included in “Selling general and administrative expense” in the unaudited Condensed Consolidated Statements of Operations.

20.	Segment Information

We operate our business under one operating segment, TiO2, which is also our reportable segment. Segment performance is evaluated based on segment operating income (loss), which represents the results of segment operations before unallocated costs, such as general corporate expenses not specifically identified to the segment, interest expense, other income (expense), net and income tax expense or benefit. We incur overhead expenses related to support services provided by senior management, finance, legal and other functions that are centralized at our corporate headquarters, as well as similar services performed at other global offices. Components of these overhead expenses are generally allocated to our TiO2 segment based on either time or headcount depending on the nature of the expense. Management believes that this method of allocation is representative of the value and related services provided to our TiO2 segment.

The following table provides net sales and income (loss) from operations of our TiO2 segment, as well as  a reconciliation of our segment income to our income (loss) from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$492	$421	$934	$799
TiO2 segment operating income	$108	$61	$160	$93
Reconciliation
TiO2 operating income	$108	$61	$160	$93
Unallocated corporate expenses	(43)	(29)	(81)	(64)
Interest expense	(48)	(47)	(97)	(93)
Interest income	7	1	15	2
Loss on extinguishment of debt	(30)	—	(30)	—
Other income (expense), net	29	(3)	20	(11)
Income (loss) from continuing operations before income taxes	$23	(17)	(13)	(73)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Developments

On July 16, 2018, we announced the submittal to the European Commission of an executed definitive agreement with Venator Materials PLC (NYSE: VNTR) (“Venator”) to divest our 8120 paper-laminate product grade (the “8120 Grade”) currently supplied to European customers from our Botlek facility in the Netherlands.  The divestiture of the 8120 Grade is in response to the conditional approval we received from the European Commission for our proposed acquisition of the titanium dioxide (“TiO2“) business of The National Titanium Dioxide Company Ltd., a limited company organized under the laws of the Kingdom of Saudi Arabia (“Cristal”) on July 4, 2018.   The European Commission’s approval is contingent only upon the divestiture of the 8120 Grade.  If the Commission approves Venator as the buyer of the 8120 Grade, the Commission’s approval of the Cristal transaction will be final.

In addition, on July 16, 2018, we announced that we had entered into a binding Memorandum of Understanding (“MOU”) with Venator providing for the negotiation of a definitive agreement to sell the entirety of Cristal’s Ashtabula, Ohio two-plant TiO2 production complex (“Ashtabula”) to Venator if a divestiture of all or a substantial part of Ashtabula is required to secure final regulatory approval in the United States of the proposed Cristal acquisition. The MOU grants Venator exclusivity for a period of 75 days to negotiate a definitive agreement for the sale of the entirety of the Ashtabula complex while Tronox continues to vigorously defend the merits of the transaction in a preliminary injunction hearing in the U.S. District Court in the District of Columbia (the “U.S. District Court”) brought against us by the U.S. Federal Trade Commission (“FTC”) and described in more detail below.

In addition, in the MOU we agreed to pay Venator a $75 million break fee if we are able to consummate the Cristal transaction without divesting Ashtabula and the paper-laminate grade divestiture is completed to obtain final European Commission approval.

As noted above, on July 10, 2018, we received notice that the FTC had filed a complaint against us in the U.S. District Court. The complaint alleges that Tronox’s pending acquisition of the TiO2 business of Cristal would violate antitrust laws by significantly reducing competition in the North American market for chloride-process TiO2.   The trial in U.S. District Court has been scheduled to commence on August 7, 2018 and is expected to conclude on August 9, 2018.

Our defense of the complaint brought by the FTC in U.S. District Court and submittal to the European Commission of definitive agreements for the divestiture of the 8120 Grade are part of our efforts to receive regulatory approval for, and then consummate, the acquisition transaction that we announced on February 21, 2017 when we entered into a definitive agreement with Cristal and certain of its affiliates (collectively, “Seller”) to acquire the TiO2 business of Cristal for $1.673 billion of cash, subject to a working capital adjustment at closing, plus 37,580,000 Class A Shares (the “Cristal Transaction”). On October 2, 2017, at a special meeting of shareholders of the Company held pursuant to the definitive agreement, the Company’s shareholders approved a resolution to issue 37,580,000 Class A Shares to the Seller in connection with the acquisition of Cristal’s TiO2 business.

We have received final approval from seven of the nine regulatory jurisdictions whose approvals are required to close the Cristal Transaction. On December 5, 2017, the FTC filed an administrative complaint against us, Cristal and certain of Cristal’s subsidiaries and shareholders alleging that the Cristal Transaction would violate Section 7 of the Clayton Antitrust Act and Section 5 of the FTC Act. The administrative complaint seeks, among other things, a permanent injunction to prevent the transaction from being completed. Based on the status of outstanding regulatory approvals in the United States and European Union, on March 1, 2018, we entered into an amendment to the definitive agreement that extends the termination date under such definitive agreement to June 30, 2018, with automatic 3-month extensions to March 31, 2019, if necessary.

On May 9, 2018, we entered into an Option Agreement (the “Option Agreement”) with Advanced Metal Industries Cluster Company Limited (“AMIC”) pursuant to which AMIC granted us an option (the “Option”) to acquire 90% of a special purpose vehicle (the “SPV”), to which AMIC’s ownership in a titanium slag smelter facility (the “Slagger”) in The Jazan City for Primary and Downstream Industries in the Kingdom of Saudi Arabia (“KSA”) will be contributed together with $322 million of indebtedness currently held by AMIC (the “AMIC Debt”). The execution of the Option Agreement occurred shortly after we entered into a Technical Services Agreement (the “Technical Services Agreement”) with AMIC pursuant to which we agreed to immediately commence providing technical assistance to AMIC to facilitate the start-up of the Slagger. National Industrialization Company and Cristal each own 50% of AMIC. The strategic intent of the Option Agreement and Technical Services Agreement is to enable us to further optimize the vertical integration between our TiO2 pigment production and TiO2 feedstock production after the closing of our merger with Cristal. Pursuant to the Option Agreement and during its term, we agreed to lend AMIC and, upon the creation of the SPV, the SPV up to $125 million for capital expenditures and operational expenses intended to facilitate the start-up of the Slagger. Such funds may be drawn down by AMIC and the SPV, as the case may be, on a quarterly basis as needed based on a budget reflecting the anticipated needs of the Slagger start-up. The obligation to fund up to $125 million is contingent on our continued reasonable belief that such amounts will be sufficient (in addition to any amounts supplied by AMIC) to bring the Slagger up to certain sustained production levels. If we do not acquire the Slagger, the loans mature on the date that is eighteen months from the termination of the Option Agreement. Pursuant to the Option Agreement, subject to certain conditions, we may exercise the Option at any time on or prior to May 9, 2023. If the Slagger achieves certain production criteria related to sustained quality and tonnage of slag produced (and the other conditions referenced above are satisfied), AMIC may require us to acquire the Slagger (the “Put”). If the Option or Put is exercised, we will acquire a 90% ownership interest in the SPV. During the three months ended June 30, 2018, we loaned $14 million for capital expenditures and operational expenses to facilitate the start-up of the Slagger.

On April 6, 2018, we completed our offering of $615 million aggregate principal amount of 6.5% Senior Notes due 2026 (“Senior Notes due 2026”). The Senior Notes due 2026 are fully and unconditionally guaranteed on a senior, unsecured basis by us and certain of our subsidiaries. The proceeds of the offering were used to fund the redemption of our approximately $584 million aggregate principal, 7.50% senior notes due 2022 (the “Senior Notes due 2022”). The impact of the offering of the Senior Notes due 2026 and the redemption of our Senior Notes due 2022 was recorded in the second quarter of 2018. In connection with the redemption of our Senior Notes due 2022, we recorded $30 million in debt extinguishment costs, including a call premium of approximately $22 million during the second quarter of 2018.

On March 21, 2018, Tronox LLC, our indirect wholly owned subsidiary, announced that it had entered into a definitive agreement (the “Purchase Agreement”), pursuant to which EMD Acquisition LLC agreed to acquire certain of the assets and liabilities of our Tronox Electrolytic Operations based in Henderson, Nevada (the “Henderson Electrolytic Operations”), a component of our TiO2 segment, for $13 million in cash, subject to certain working capital adjustments (the “Electrolytic Transaction”). The Electrolytic Transaction, which was undertaken as part of our strategy to focus on our TiO2 operations is targeted to close in second half of 2018. We recognized an impairment loss of $25 million during the first quarter of 2018 as a result of this transaction.

On June 15, 2012, in consideration for the acquisition of 74% of Exxaro Resources Limited’s (“Exxaro’s”) South African mineral sands business and one of its subsidiaries, we issued to Exxaro 51,154,280 Class B ordinary shares (“Class B Shares”). On March 8, 2017, Exxaro announced its intention to begin pursuing a path to monetize its ownership stake in Tronox over time. On October 10, 2017, Exxaro sold 22,425,000 Class A ordinary shares (“Class A Shares”) in an underwritten registered offering. At March 31, 2018 and December 31, 2017, Exxaro held approximately 23% and 24%, respectively, of the voting securities of Tronox Limited. See Notes 5 and 19 of notes to unaudited condensed consolidated financial statements for additional information regarding Exxaro transactions. Exxaro announced its intent to sell the remainder of its Tronox shares in a staged process over time pursuant to the existing registration statement, subject to market conditions. Exxaro also has a 26% ownership interest in certain of our other non-operating subsidiaries.

Business Environment

The following discussion includes trends and factors that may affect future operating results:

Our pigment business benefited from a global industry recovery that began in the first quarter of 2016. Global pigment pricing has rebounded with successive gains in local currency in each quarter since the first quarter of 2016. During the first half of 2018, previous supply constraints impacting Europe have shown some easing due to an increase in exports from China. Although there may be transient inventory builds in some sales channels, we believe inventories, in aggregate, are at normal and not excessive levels across the industry. We continue to use a significant majority of our high-grade titanium feedstock for our pigment production. We expect moderate cost increases related to other raw material inputs such as electrodes, coke, and electricity as commodity markets strengthen. The Zircon market remains in a tight supply-demand balance, and we expect price gains to continue in 2018.

Our second quarter results reflect the benefits of the global pigment industry recovery and strength in the Zircon market and are a continuation of our strong performance in the first quarter of 2018. Revenue of $492 million represents an 11% increase as compared to our first quarter of 2018. Pigment sales of $354 million increased by $21 million, or 6% and Zircon sales of $78 million increased by $17 million, or 28%. The increase for both Pigment and Zircon was primarily driven by higher sales volumes. There was an unfavorable impact from currency translation that decreased revenue by approximately $3 million as compared to the first quarter of 2018. Prices changed moderately and did not have a material impact.

We continue to be uniquely tax-advantaged by favorable tax loss carry forwards and other favorable tax positions. If Exxaro sells their remaining shareholdings in 2018, a significant amount of these favorable tax positions may no longer be available. See Note 5 of notes to unaudited condensed consolidated financial statements for additional information.

Consolidated Results of Operations from Continuing Operations

Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017

	Three Months Ended June 30,
	2018	2017	Variance
	(Millions of U.S. Dollars)

Net sales	$492	$421	$71
Cost of goods sold	348	326	22
Gross profit	144	95	49
Gross Margin	29%	23%	6 pts

Corporate related and SG&A expenses	(43)	(29)	(14)
TiO2 related SG&A expenses	(36)	(34)	(2)
Income from operations	65	32	33
Interest expense	(48)	(47)	(1)
Interest income	7	1	6
Loss on extinguishment of debt	(30)	—	(30)
Other income (expense), net	29	(3)	32
Income (loss) from continuing operations before income taxes	23	(17)	40
Income tax benefit	27	—	27
Net income (loss) from continuing operations	$50	$(17)	$67

Effective tax rate	(117)%	—%	(117) pts

EBITDA (1)	$113	$75	$38
Adjusted EBITDA (1)	$147	$99	$48
TiO2 Adjusted EBITDA	$169	$123	$46
Adjusted EBITDA as% of Net Sales	30%	24%	6 pts
TiO2 Adjusted EBITDA as% of Net Sales	34%	29%	5 pts

(1)
EBITDA and Adjusted EBITDA are Non-U.S. GAAP financial measures. Please refer to the “Non-U.S. GAAP Financial Measures” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of these measures and a reconciliation of these measures to Net income (loss).

Net sales for the three months ended June 30, 2018 increased by 17% compared to the same period in 2017. Increased selling prices resulted in a $73 million increase in revenues driven primarily by $44 million from Pigment price and $25 million from Zircon price. There was also favorable impact from a strengthening Euro that increased revenue by approximately $8 million from the same period of the prior year. Offsetting the increases was a $10 million reduction in volumes as external sales of feedstock, primarily ilmenite, CP slag, and rutile, were reduced for internal consumption. The $10 million volume decline was due to $29 million of feedstock and other products and $3 million of Pigment, offset by favorable sales volume of $15 million of Zircon and $6 million of Pig Iron. Pigment volumes were down 1% from the prior year due to market conditions in the Asia Pacific region partially offset by favorable volumes in North America.

Our gross margin for the three months ended June 30, 2018 was 29% of net sales compared to 23% for the same period in 2017. Gross margin increased due to higher selling prices of $73 million (12 points on gross margin), $3 million of favorable foreign exchange due to the strengthening Euro offset primarily by the unfavorable impact of the stronger South African rand and a $2 million favorable impact of volume and product mix on production cost. The increase was partially offset by $29 million (6 points on gross margin) of higher costs of direct materials primarily coke, electrodes and anthracite.

Selling, general and administrative expenses increased by $16 million or 25% during the three months ended June 30, 2018 compared to the same period of the prior year. The increase in SG&A is mainly due to higher professional fees of $17 million primarily related to the Cristal Transaction and a $3 million of other employee-related costs, offset by a reduction of employee stock-based and other compensation costs of $6 million. The lower employee stock-based and other compensation costs reflects the impact of a modification to a performance-based restricted stock award in the current year period. See Note 17 of notes to unaudited condensed consolidated financial statements for additional information on the modification to a performance-based restricted stock award.

Income from operations for the three months ended June 30, 2018 was $65 million, $108 million from our TiO2 activities offset by $43 million of unallocated corporate expenses. Income from operations for the three-month period ended June 30, 2017 was $32 million, $61 million of operating income from our TiO2 activities offset by $29 million of corporate expenses. Income from our TiO2 activities for the three months ended June 30, 2018 increased by $47 million compared to the same period in 2017 primarily due to an increase in gross profit of $49 million slightly offset by a $2 million increase in selling, general and administrative expenses in part due to a higher allocation of corporate expenses. Corporate general and administrative expenses for the three months ended June 30, 2018 increased for the reasons noted above in the discussion of the SG&A expenses.

Adjusted EBITDA and Adjusted TiO2 EBITDA as percentages of net sales increased 6 points and 5 points, respectively as compared to the same period of the prior year primarily due to the benefits from improved pricing, partially offset by higher costs of direct materials.

Interest expense for the three months ended June 30, 2018, increased by $1 million compared to the same period of 2017 primarily due to higher debt levels offset by lower interest rates.

Interest income for the three months ended June 30, 2018, increased by $6 million compared to the same period of 2017 due to higher cash and cash equivalents and restricted cash balances as a result of the Alkali Sale and debt offering during the third quarter of 2017, which generated additional liquidity in anticipation of the pending Cristal Transaction.

Loss on extinguishment of debt of $30 million for the three months ended June 30, 2018 relates to the redemption of our Senior Notes due 2022. See Note 12, of notes to unaudited condensed consolidated financial statements.

Other income (expense), net for the three months ended June 30, 2018 primarily consisted of net realized and unrealized foreign currency gains in the current year period compared to losses for the three months ended June 30, 2017. The foreign currency gains in the current year period are primarily driven by the weakening of the South African rand used in the remeasurement of our U.S. dollar denominated open trade and notes receivable positions.

We continue to maintain full valuation allowances related to the total net deferred tax assets in the U.S. and Australia. The provisions for income taxes associated with these jurisdictions include no tax benefits with respect to losses incurred and tax expense only to the extent of current state tax payments. Additionally, we have valuation allowances against other specific tax assets.

The effective tax rate of (117)% and nil for the three months ended June 30, 2018 and 2017, respectively, differs from the U.K. statutory rate of 19% primarily due to the jurisdictions in valuation allowance positions discussed above, along with our jurisdictional mix of income at tax rates different than the U.K. statutory rate. The current year rate was significantly impacted by a benefit of $48 million due to the release of a valuation allowance for deferred tax assets associated with our operating subsidiary in the Netherlands.

Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017

	Six Months Ended June 30,
	2018	2017	Variance
	(Millions of U.S. Dollars)

Net sales	$934	$799	$135
Cost of goods sold	675	641	34
Gross profit	259	158	101
Gross Margin	28%	20%	8 pts

Corporate related and SG&A expenses	(81)	(65)	(16)
TiO2 related SG&A expenses	(74)	(65)	(9)
Restructuring	—	1	(1)
Impairment loss	(25)	—	(25)
Income from operations	79	29	50
Interest expense	(97)	(93)	(4)
Interest income	15	2	13
Loss on extinguishment of debt	(30)	—	(30)
Other income (expense), net	20	(11)	31
Loss from continuing operations before income taxes	(13)	(73)	60
Income tax benefit	22	3	19
Net income (loss) from continuing operations	$9	$(70)	$79

Effective tax rate	169%	4%	165 pts

EBITDA (1)	$166	$109	$57
Adjusted EBITDA (1)	$260	$162	$98
TiO2 Adjusted EBITDA	$307	$208	$99
Adjusted EBITDA as% of Net Sales	28%	20%	8 pts
TiO2 Adjusted EBITDA as% of Net Sales	33%	26%	7 pts

(1)
EBITDA and Adjusted EBITDA are Non-U.S. GAAP financials measures. Please refer to the “Non-U.S. GAAP Financial Measures” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of these measures and a reconciliation of these measures to Net income (loss).

Net sales for the six months ended June 30, 2018 increased by 17% compared to the same period in 2017. Increased selling prices resulted in a $154 million increase in revenues driven primarily by $97 million from Pigment price and $41 million from Zircon price. There was also favorable impact from a strengthening Euro that increased revenue $23 million from the same period of the prior year. Offsetting the increases was a $41 million reduction in volume primarily driven by the reduction in external feedstock sales principally CP slag, ilmenite and rutile due to an increase in internal consumption. The $41 million impact of volume decline was primarily due to $46 million of feedstock and other products, and $8 million of Pigment, offset by favorable sales volume of $11 million Pig iron and $4 million of Zircon. Pigment volumes were down 1% from the prior year due to unfavorable market conditions in the Asia Pacific  region, partially offset by favorable volumes in North America.

Our gross margin for the six months ended June 30, 2018 was 28% of net sales compared to 20% for the same period in 2017. Gross margin increased due to higher selling prices of $154 million (15 points on gross margin) and $9 million (1 point on gross margin) due to the receipt of a refund from the South African Ministry of Finance of mineral extraction royalties paid by the Company in prior years. The increase was partially offset by $40 million (4 points on gross margin) of higher costs of direct materials primarily coke, electrodes and anthracite, including a $22 million of lower of cost or net realizable value charge, $8 million negative impact of lower volumes and product mix, and $3 million unfavorable foreign exchange due to the strengthening South African rand and Australian Dollar offset by the benefit of the stronger Euro.

Selling, general and administrative expenses increased by $25 million or 19% during the six months ended June 30, 2018 compared to the same period of the prior year. The increase in SG&A expense is mainly due to $27 million higher professional fees primarily related to the Cristal Transaction, $5 million of other employee-related costs and $3 million of higher general and administrative expenses driven primarily by IT and communication related costs, offset by a reduction of employee stock-based and other compensation costs of $12 million. The lower employee stock-based and other compensation costs reflects the impact of a modification to a performance-based restricted stock award in the current year period.

Impairment losses of $25 million for the six months ended June 30, 2018 relate to a charge for the impairment and expected loss on sale of the assets of our Tronox Electrolytic Operations. See Note 4 of notes to unaudited condensed consolidated financial statements.

Income from operations for the six months ended June 30, 2018 was $79 million, $160 million from our TiO2 activities offset by $81 million of unallocated corporate expenses. Income from operations for the six month period ended June 30, 2017 was $29 million, $93 million of operating income from our TiO2 activities offset by $64 million of corporate expenses. Income from our TiO2 activities for the six months ended June 30, 2018 increased by $67 million compared to the same period in 2017 primarily due to an increase in gross profit of $101 million, offset by a $9 million increase in selling, general and administrative expenses in part due to a higher allocation of corporate expenses, and a $25 million impairment loss. Corporate general and administrative expenses for the six months ended June 30, 2018 increased for the reasons noted above in the discussion of the SG&A expenses.

Adjusted EBITDA and Adjusted TiO2 EBITDA as percentages of net sales increased 8 points and 7 points, respectively as compared to the same period of the prior year primarily due to the benefits from improved pricing, partially offset by a reduction in volume and higher costs of direct materials.

Interest expense for the six months ended June 30, 2018, increased by $4 million compared to the same period of 2017 primarily due to higher debt levels offset by lower interest rates.

Interest income for the six months ended June 30, 2018, increased by $13 million compared to the same period of 2017 due to higher cash and cash equivalents and restricted cash balances as a result of the Alkali Sale and debt offering during the third quarter of 2017, which generated additional liquidity in anticipation of the pending Cristal Transaction.

Loss on extinguishment of debt of $30 million for the six months ended June 30, 2018 relates to the redemption of our Senior Notes due 2022. See Note 12, of notes to unaudited condensed consolidated financial statements.

Other income (expense), net for the six months ended June 30, 2018 primarily consisted of net realized and unrealized foreign currency gains in the current year period compared to losses for the three months ended June 30, 2017. The foreign currency gains in the current year period are primarily driven by the weakening of the South African rand used in the remeasurement of our U.S. dollar denominated open trade and notes receivable positions. The prior year losses resulted primarily due to the strengthening of the South African rand.

We continue to maintain full valuation allowances related to the total net deferred tax assets in the U.S. and Australia. The provisions for income taxes associated with these jurisdictions include no tax benefits with respect to losses incurred and tax expense only to the extent of current state tax payments. Additionally, we have valuation allowances against other specific tax assets.

The effective tax rate of 169% and 4% for the six months ended June 30, 2018 and 2017, respectively, differs from the U.K. statutory rate of 19% primarily due to the jurisdictions in valuation allowance positions discussed above, along with our jurisdictional mix of income at tax rates different than the U.K. statutory rate. The current year rate was significantly impacted by a benefit of $48 million due to the release of a valuation allowance for deferred tax assets associated with our operating subsidiary in the Netherlands.

Liquidity and Capital Resources

The following table presents our liquidity as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(Millions of U.S. dollars)
Cash and cash equivalents	$1,036	$1,116
Available under the Wells Fargo Revolver	257	232
Available under the New ABSA Revolver	55	61
Total	$1,348	$1,409

Historically, we have funded our operations and met our commitments through cash generated by operations, private placement of notes, bank financings, borrowings under lines of credit and public offerings of notes. In the next twelve months, we expect that our operations, cash on hand, and available borrowings under our debt facilities and revolving credit agreements (see Note 12 of notes to unaudited condensed consolidated financial statements) will provide sufficient cash to fund the Cristal Transaction, our operating expenses, capital expenditures, interest payments, debt repayments, and dividends. Working capital (calculated as current assets less current liabilities) was $2.3 billion at June 30, 2018, unchanged from December 31, 2017. Working capital at both June 30, 2018 and December 31, 2017 includes $650 million funded by the Block Term Loan which upon consummation of the Cristal Acquisition will become available to us for the purpose of the acquisition.

If the Cristal Transaction is terminated, our Blocked Term Loan, with a principal amount of $650 million, will be repaid to the lenders of such Blocked Term Loan, and as the termination would represent a Prepayment Event as defined in our Term Loan Facility, we will be required to prepay $800 million of outstanding borrowing under the New Term Loan Facility. The liquidity table above for June 30, 2018 does not include restricted cash of $656 million related to this Blocked Term Loan, and for December 31, 2017 does not include restricted cash of $653 million, of which $651 million relates to the Blocked Term Loan.

As of and for the three and six months ended June 30, 2018, the non-guarantor subsidiaries of our Senior Notes due 2025 represented approximately 23.6% of our total consolidated liabilities, approximately 39.7% of our total consolidated assets, approximately 20.6% of our total consolidated net sales and approximately 40.2% of our Consolidated EBITDA (as such term is defined in the 2025 Indenture). In addition, as of June 30, 2018, our non-guarantor subsidiaries had $904 million of total consolidated liabilities (including trade payables but excluding intercompany liabilities), all of which would have been structurally senior to the 2025 Notes. See Note 12 of notes to unaudited condensed consolidated financial statements for additional information.

At June 30, 2018, we had outstanding letters of credit, bank guarantees, and performance bonds of $42 million. See Note 15 of notes to unaudited condensed consolidated financial statements.

Principal factors that could affect our ability to obtain cash from external sources include (i) debt covenants that limit our total borrowing capacity; (ii) increasing interest rates applicable to our floating rate debt; (iii) increasing demands from third parties for financial assurance or credit enhancement; (iv) credit rating downgrades, which could limit our access to additional debt; (v) a decrease in the market price of our common stock and debt obligations; and (vi) volatility in public debt and equity markets.

As of June 30, 2018, our credit rating with Moody’s and Standard & Poor’s was B1 positive outlook and B stable outlook, respectively. At June 30, 2018, we have sufficient borrowings and cash available to meet our obligations. On April 6, 2018, we issued our Senior Notes Due 2026 and used the proceeds to redeem our Senior Notes due 2022. We do not have any other significant principal payments on debt due until 2024. See Note 12, of notes to unaudited condensed consolidated financial statements.

Cash and Cash Equivalents

We consider all investments with original maturities of three months or less to be cash equivalents. As of June 30, 2018, our cash and cash equivalents were primarily invested in money market funds. We maintain cash and cash equivalents in bank deposit and money market accounts that may exceed federally insured limits. The financial institutions where our cash and cash equivalents are held are highly rated and geographically dispersed, and we have a policy to limit the amount of credit exposure with any one institution. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk.

The use of our cash includes servicing our interest and debt repayment obligations, making pension contributions and making quarterly dividend payments.

Repatriation of Cash

At June 30, 2018, we held $1.7 billion in cash and cash equivalents and restricted cash in these respective jurisdictions: $1.5 billion in the United States, $100 million in South Africa, $87 million in Australia and $44 million in Europe. Our credit facilities limit transfers of funds from subsidiaries in the United States to certain foreign subsidiaries.

Tronox Limited has foreign subsidiaries with undistributed earnings at June 30, 2018. We have made no provision for deferred taxes related to these undistributed earnings because they are considered indefinitely reinvested in the foreign jurisdictions.

Debt Obligations

At both June 30, 2018 and December 31, 2017, our long-term debt, net of unamortized discount was $3.2 billion.

At June 30, 2018 and December 31, 2017, our net debt (the excess of our debt over cash and cash equivalents) was $2.1 billion and $2.0 billion, respectively, excluding the $650 million of restricted cash related to the Blocked Term Loan. On April 6, 2018, we issued our Senior Notes due 2026 and used the proceeds to redeem our Senior Notes due 2022 effectively extending our maturity at a lower interest rate. See Note 12, of notes to unaudited condensed consolidated financial statements.

Cash Flows

The following table presents cash flow for the periods indicated:

	Six Months Ended June 30,
	2018	2017
	(Millions of U.S. dollars)
Net cash provided by operating activities	$31	$45
Net cash used in investing activities	(69)	(40)
Net cash used in financing activities	(24)	(31)
Net cash provided by discontinued operations	—	75
Effect of exchange rate changes on cash	(15)	5
Net (decrease) increase in cash and cash equivalents	$(77)	$54

Cash Flows provided by Operating Activities —Cash provided by our operating activities is driven by net (loss) income from continuing operations adjusted for non-cash expenses, contributions to employee pension and postretirement plans and changes in working capital. The following table provides our net cash provided by (used in) operating activities for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
	(Millions of U.S. dollars)
Net income (loss) from continuing operations	$9	$(70)
Net adjustments to reconcile net income (loss) to net cash provided by operating activities	142	127
Income related cash generation	151	57
Contributions to employee pension and postretirement plans	(11)	(9)
Net change in assets and liabilities (“working capital changes”)	(109)	(3)
Net cash provided by our operating activities	$31	$45

 Net cash provided by operating activities declined by $14 million as compared to the prior year as higher cash generated by income was more than offset by cash used in working capital. The negative impact on cash from working capital was caused primarily by (i) a $50 million higher use of cash for inventory was primarily attributable to increasing customer demand during the first half of 2017 that drove days sales of inventory below industry norms in 2017, (ii) a $47 million higher use of cash for accounts payable and accrued liabilities due to higher payments related to Cristal transaction costs and incentive compensation as well as timing of payments to vendors, and (iii) a $18 million higher use of cash for prepaids and other assets primarily due to payments to secure future supplies of electrodes.

Cash Flows used in Investing Activities — Net cash used in investing activities for the six months ended June 30, 2018 was $69 million as compared to $40 million for the same period in 2017. The increase was due to higher capital expenditures of $55 million in the current year compared to $40 million in the prior year primarily related to machinery and equipment upgrades and purchase of land. Additionally, the current year includes $14 million for a  loan to AMIC related to a titanium slag smelter facility (see Note 1 of notes to unaudited condensed consolidated financial statements).

Cash Flows used in Financing Activities —Net cash used in financing activities during the six months ended June 30, 2018 was $24 million as compared to $31 million for the six months ended June 30, 2017. The  cash used in financing activities during the six months ended June 30, 2018 was primarily driven by the lower net cash uses associated with redemption of equity instruments. During 2018, the net proceeds from the issuance of our Senior Notes due 2026 (including payments for call premium and debt issuance costs) was slightly less than the repayments of debt as the net proceeds were used to redeem the Senior Notes due 2022 and we paid scheduled debt repayments of $11 million on our New Term Loan Facility.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of June 30, 2018:

	Contractual Obligation Payments Due by Year (3)(4)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of U.S. dollars)
Long-term debt, net and lease financing (including interest) (1)	$4,410	198	399	395	3,418
Purchase obligations (2)	369	135	94	55	85
Operating leases	39	16	12	6	5
Asset retirement obligations	78	2	10	4	62
Total	$4,896	351	515	460	3,570

(1)	We calculated the Term Loan interest at a base rate of 2.1% plus a margin of 3.0%. See Note 12 of notes to our unaudited condensed consolidated financial statements.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Millions of U.S. dollars)
Net income (loss) (U.S. GAAP)	$50	$5	$9	$(33)
Income from discontinued operations, net of tax (see Note 3) (U.S. GAAP)	—	22	—	37
Net income (loss) from continuing operations (U.S. GAAP). . . .	50	(17)	9	(70)
Interest expense	48	47	97	93
Interest income	(7)	(1)	(15)	(2)
Income tax benefit	(27)	—	(22)	(3)
Depreciation, depletion and amortization expense	49	46	97	91
EBITDA (non-U.S. GAAP)	113	75	166	109
Impairment loss (a)	—	—	25	—
Share-based compensation (b)	2	8	9	21
Transaction costs (c)	27	9	47	20
Restructuring (d)	—	—	—	(1)
Loss on extinguishment of debt (e)	30	—	30	—
Foreign currency remeasurement (f)	(30)	3	(24)	6
Other items (g)	5	4	7	7
Adjusted EBITDA (non-U.S. GAAP) (h)	$147	$99	$260	$162

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Breakout of Adjusted EBITDA:	(Millions of U.S. dollars)
TiO2 segment	$169	$123	$307	$208
Unallocated Corporate	(22)	(24)	(47)	(46)
Adjusted EBITDA (non-U.S. GAAP) (h)	$147	$99	$260	$162

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

(c)
Represents transaction costs primarily associated with the Cristal Transaction which were recorded in “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations.

(d)
Represents the reversal of restructuring expense pursuant to the settlement of claims previously filed relating to a prior restructure which was recorded in “Restructuring” in the unaudited Condensed Consolidated Statements of Operations.

(e)
Represents debt extinguishment costs associated with the issuance of our 2026 Senior Notes and redemption of our Senior Notes due 2022. See Note 12 to unaudited condensed consolidated financial statements.

(f)
Represents foreign currency remeasurement comprised of all unrealized gains and losses as well as realized gains or losses associated with nonfunctional currency intercompany receivables and payables and related derivative instruments. These amounts are included in “Other expense, net” in the unaudited Condensed Consolidated Statements of Operations.

(g)
Includes noncash pension and postretirement costs, severance expense, accretion expense and other items included in “Selling general and administrative expenses”, “Cost of goods sold” and “Other expense, net” in the unaudited Condensed Consolidated Statements of Operations.

(h)	No income tax impact given full valuation allowance. See Note 5 to unaudited condensed consolidated financial statements.

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

Credit Risk

Credit risk is the risk that a borrower or a counterparty will fail to meet their obligations. A significant portion of our liquidity is concentrated in trade accounts receivable that arise from sales of our products to TiO2 customers The high level of industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. We have significant exposure to credit risk in industries that are affected by cyclical economic fluctuations such as mining. We perform ongoing credit evaluations of our customers and use credit risk insurance policies from time to time, as deemed appropriate, to mitigate credit risk but generally do not require collateral. Our contracts typically enable us to tighten credit terms if we perceive additional credit risk and historic losses due to write offs of bad debt have been relatively low. In addition, due to our international operations in our TiO2 segment, we are subject to potential trade restrictions and sovereign risk in certain countries in which we operate. We maintain allowances for potential credit losses based on specific customer review and current financial conditions. During the three months ended June 30, 2018 and 2017, our ten largest third-party customers represented approximately 31% and 37%, respectively, of our consolidated net sales. During the six months ended June 30, 2018 and 2017, our ten largest third-party customers represented approximately 29% and 37%, respectively, of our consolidated net sales.

Interest Rate Risk

Interest rate risk arises from the possibility that changes in interest rates will impact our financial results. We are exposed to interest rate risk on our floating rate debt, the New Term Loan Facility and Wells Fargo Revolver balance. Using a sensitivity analysis as of June 30, 2018, a hypothetical 1% increase in interest rates would result in a net increase to pre-tax loss of approximately $5 million on an annualized basis. This is due to the fact that earnings on our floating rate financial assets of $1.7 billion at June 30, 2018 would increase by the full 1%, offsetting the impact of a 1% increase in interest expense on our $2.14 billion New Term Loan Facility balance.

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

During the three months ended June 30, 2018, we entered into foreign currency contracts for the South African rand to reduce exposure of our foreign affiliates’ balance sheet to fluctuations in foreign currency rates. At June 30, 2018, the fair value of the foreign currency contracts was a loss of $6 million.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of Tronox’s management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”), as of June 30, 2018, the end of the period covered by this report. Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date. Tronox’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Tronox in the reports that it files or submits under the Exchange Act is accumulated and communicated to Tronox’s management, including Tronox’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation of our internal controls over financial reporting was also performed to determine whether any changes have occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 2, 2018

TRONOX LIMITED (Registrant)

	By:	/s/ Robert Loughran
	Name:	Robert Loughran
	Title:	Vice President, Corporate Controller

By:	/s/ Timothy Carlson
Name:	Timothy Carlson
Title:	Senior Vice President and Chief Financial Officer