Form 10-Q
period 2018-09-30
Tronox Ltd
filed 2018-11-06
CIK 1530804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of October 31, 2018, the Registrant had 94,204,565 Class A ordinary shares and 28,729,280 Class B ordinary shares outstanding.

Item 1.	Financial Statements (Unaudited)

TRONOX LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$456	$435	$1,390	$1,234
Cost of goods sold	335	329	1,010	970
Gross profit	121	106	380	264
Selling, general and administrative expenses	(62)	(59)	(217)	(184)
Restructuring	—	—	—	1
Impairment loss	(6)	—	(31)	—
Income from operations	53	47	132	81
Interest expense	(47)	(47)	(144)	(140)
Interest income	8	3	23	5
Loss on extinguishment of debt	—	(28)	(30)	(28)
Other income (expense), net	7	8	27	(3)
Income (loss) from continuing operations before income taxes	21	(17)	8	(85)
Income tax (provision) benefit	(6)	(11)	16	(10)
Net income (loss) from continuing operations	15	(28)	24	(95)
Loss from discontinued operations, net of tax	—	(213)	—	(179)
Net income (loss)	15	(241)	24	(274)
Net income attributable to noncontrolling interest	9	6	26	11
Net income (loss) attributable to Tronox Limited	$6	$(247)	$(2)	$(285)

Net income (loss) per share, basic:
Continuing operations	$0.05	$(0.28)	$(0.01)	$(0.89)
Discontinued operations	$—	$(1.79)	$—	$(1.51)
Net income (loss) per share, basic	$0.05	$(2.07)	$(0.01)	$(2.40)

Net income (loss) per share, diluted:
Continuing operations	$0.05	$(0.28)	$(0.01)	$(0.89)
Discontinued operations	$—	$(1.79)	$—	$(1.51)
Net income (loss) per share, diluted	$0.05	$(2.07)	$(0.01)	$(2.40)

Weighted average shares outstanding, basic (in thousands)	123,121	119,405	122,850	118,908
Weighted average shares outstanding, diluted (in thousands)	126,302	119,405	122,850	118,908

Cash dividends per share, Class A and Class B	$0.045	$0.045	$0.135	$0.135

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Millions of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$15	$(241)	$24	$(274)
Other comprehensive income:
Foreign currency translation adjustments	(33)	(36)	(159)	22
Pension and postretirement plans:
Amortization of unrecognized actuarial losses, net of taxes of less than $1 million in each of the three and nine months ended September 30, 2018 and 2017	—	1	2	2
Settlement gain reclassified from accumulated other comprehensive loss	(3)		(3)
Impact of transfer of Alkali pension obligation upon sale (no tax impact)	—	5	—	5
Unrealized gains (losses) on derivative financial instruments (no tax impact)	1	—	1	(3)

Other comprehensive (loss) income	(35)	(30)	(159)	26

Total comprehensive (loss)	(20)	(271)	(135)	(248)

Comprehensive (loss) income attributable to noncontrolling interest:
Net income	9	6	26	11
Foreign currency translation adjustments	(9)	(10)	(40)	3
Comprehensive (loss) income attributable to noncontrolling interest	—	(4)	(14)	14

Comprehensive (loss) attributable to Tronox Limited	$(20)	$(267)	$(121)	$(262)

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	September 30, 2018	December 31, 2017

ASSETS
Current Assets
Cash and cash equivalents	$1,077	$1,116
Restricted cash	659	653
Accounts receivable, net of allowance for doubtful accounts	326	329
Inventories, net	475	473
Prepaid and other assets	59	60
Income taxes receivable	8	8
Total current assets	2,604	2,639
Noncurrent Assets
Property, plant and equipment, net	1,014	1,115
Mineral leaseholds, net	809	885
Intangible assets, net	182	198
Inventories, net	—	3
Deferred tax assets	43	1
Other long-term assets	62	23
Total assets	$4,714	$4,864

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$155	$165
Accrued liabilities	154	163
Long-term debt due within one year	22	22
Income taxes payable	15	3
Total current liabilities	346	353

Noncurrent Liabilities
Long-term debt, net	3,143	3,125
Pension and postretirement healthcare benefits	91	103
Asset retirement obligations	75	79
Long-term deferred tax liabilities	162	171
Other long-term liabilities	18	18
Total liabilities	3,835	3,849

Commitments and Contingencies
Shareholders’ Equity
Tronox Limited Class A ordinary shares, par value $0.01 — 94,282,967 shares issued and 94,201,511 shares outstanding at September 30, 2018 and 92,717,935 shares issued and 92,541,463 shares outstanding at December 31, 2017	1	1
Tronox Limited Class B ordinary shares, par value $0.01 — 28,729,280 issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Capital in excess of par value	1,574	1,558
Accumulated deficit	(346)	(327)
Accumulated other comprehensive loss	(522)	(403)
Total Tronox Limited shareholders’ equity	707	829
Noncontrolling interest	172	186
Total equity	879	1,015
Total liabilities and equity	$4,714	$4,864

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Millions of U.S. dollars)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$24	$(274)
Loss from discontinued operations, net of tax	—	(179)
Net income (loss) from continuing operations	$24	$(95)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities, continuing operations:
Depreciation, depletion and amortization	145	136
Deferred income taxes	(29)	8
Share-based compensation expense	16	26
Amortization of deferred debt issuance costs and discount on debt	9	9
Pension and postretirement healthcare benefit expense	2	2
Loss on extinguishment of debt	30	28
Impairment losses	31	—
Other non-cash affecting net income (loss)	(1)	19
Contributions to employee pension and postretirement plans	(14)	(18)
Changes in assets and liabilities:
Increase in accounts receivable, net	(20)	(29)
(Increase) decrease in inventories, net	(38)	46
Increase in prepaid and other assets	(1)	(16)
Decrease in accounts payable and accrued liabilities	(15)	(27)
Increase in taxes payable	12	—
Other, net	(8)	5
Cash provided by operating activities, continuing operations	143	94

Cash Flows from Investing Activities:
Capital expenditures	(83)	(63)
Proceeds from the sale of business	1	1,325
Loans	(39)	—
Cash (used in) provided by investing activities, continuing operations	(121)	1,262

Cash Flows from Financing Activities:
Repayments of long-term debt	(600)	(2,342)
Repayments of short-term debt	—	(150)
Proceeds from long-term debt	615	2,589
Call premium paid	(22)	(14)
Debt issuance costs	(10)	(36)
Proceeds from the exercise of options and warrants	6	1
Dividends paid	(17)	(17)
Restricted stock and performance-based shares settled in cash for withholding taxes	(6)	(11)
Cash used in financing activities, continuing operations	(34)	20

Discontinued Operations:
Cash provided by operating activities	—	107
Cash used in investing activities	—	(25)
Net cash flows provided by discontinued operations	—	82

Effects of exchange rate changes on cash and cash equivalents and restricted cash	(21)	2

Net (decrease) increase in cash, cash equivalents and restricted cash	(33)	1,460
Cash, cash equivalents and restricted cash at beginning of period	1,769	251

Cash, cash equivalents and restricted cash at end of period, continuing operations	$1,736	$1,711

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Millions of U.S. dollars, except share, per share and metric tons data or unless otherwise noted)

1.	The Company

Tronox Limited (referred to as “Tronox,” “we,” “us,” or “our”) is a public limited company registered under the laws of the State of Western Australia. We are a global leader in the production and marketing of titanium bearing mineral sands and titanium dioxide (“TiO2”) pigment. Through the exploration, mining and beneficiation of mineral sands deposits, we produce titanium feedstock (including chloride slag, slag fines, rutile, synthetic rutile and leucoxene) and its coproducts, pig iron and zircon. Titanium feedstock is primarily used to manufacture TiO2, a pigment used in the manufacture of paint and plastics. Zircon, a hard, glossy mineral, is used for the manufacture of ceramics, refractories, TV screen glass, and a range of other industrial and chemical products. Pig iron is a metal material used in the steel and metal casting industries to create wrought iron, cast iron, and steel.

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

On February 21, 2017, we entered into a definitive agreement with The National Titanium Dioxide Company Ltd., a limited company organized under the laws of the Kingdom of Saudi Arabia (“Cristal”), and Cristal Inorganic Chemicals Netherlands Coöperatief W.A., a cooperative organized under the laws of the Netherlands and a wholly owned subsidiary of Cristal (“Seller”), to acquire the TiO2 business of Cristal for $1.673 billion of cash, subject to a working capital adjustment at closing, plus 37,580,000 Class A Shares (the “Cristal Transaction”). On October 2, 2017, at a special meeting of shareholders, the Company’s shareholders approved a resolution to issue 37,580,000 Class A Shares to the Seller in connection with the acquisition of Cristal’s TiO2 business.  Based on the status of outstanding regulatory approvals in the United States and European Union described below, on March 1, 2018, we entered into an amendment to the definitive agreement that extended the termination date under such definitive agreement to June 30, 2018, with automatic 3-month extensions to March 31, 2019, if necessary.

We have received final approval from eight of the nine regulatory jurisdictions whose approvals are required to close the Cristal Transaction and are still seeking approval from the U.S. Federal Trade Commission (“FTC”).

With respect to the FTC, on December 5, 2017 the FTC filed an administrative complaint against us, Cristal and certain of Cristal’s subsidiaries and shareholders alleging that the Cristal Transaction would violate Section 7 of the Clayton Antitrust Act and Section 5 of the FTC Act. The administrative complaint seeks, among other things, a permanent injunction to prevent the transaction from being completed.  On June 27, 2018, the evidentiary phase of the FTC’s administrative action before the FTC’s administrative law judge concluded.  The FTC’s administrative law judge is expected to rule on the FTC’s complaint during the fourth quarter of 2018.

On July 10, 2018, we received notice that the FTC had filed a complaint against us in the U.S. District Court in the District of Columbia (the “U.S. District Court”). The complaint alleged that Tronox’s pending acquisition of the TiO2 business of Cristal would violate antitrust laws by significantly reducing competition in the North American market for chloride-process TiO2. The trial in U.S. District Court commenced on August 7, 2018 and on September 5, 2018, the U.S. District Court granted the FTC a preliminary injunction blocking Tronox’s pending acquisition of Cristal’s TiO2 business.

With respect to the European Commission (“EC”), on July 4, 2018 we received approval from the EC, conditional upon divestiture of our 8120 paper-laminate product grade (the “8120 Grade”) on or prior to November 19, 2018.    The 8120 Grade is supplied to European customers from our Botlek facility in the Netherlands.   On July 16, 2018, we announced the submittal to the European Commission of an executed definitive agreement with Venator Materials PLC (“Venator”) to divest the 8120 Grade and on August 20, 2018, the EC approved the Cristal transaction based on the conclusion that Venator is a suitable buyer of the 8120 Grade.

In addition to seeking the divestiture of the 8120 Grade to Venator, we also announced on July 16, 2018 that we had entered into a binding Memorandum of Understanding (“MOU”) providing for the negotiation in good faith of a definitive agreement to sell the entirety of Cristal’s Ashtabula, Ohio two-plant TiO2 production complex (“Ashtabula”) to Venator if a divestiture of all or a substantial part of Ashtabula is required to secure final regulatory approval in the United States of the proposed Cristal acquisition. The MOU granted Venator exclusivity for a period of 75 days to negotiate a definitive agreement for the sale of the entirety of the Ashtabula complex while Tronox continued to vigorously defend the merits of the transaction in a preliminary injunction hearing in the U.S. District Court brought against us by the FTC and described above. On October 1, 2018, we announced that the 75-day exclusivity period under the MOU with Venator had expired without the two companies agreeing on the terms of the divestiture by Tronox to Venator of the Ashtabula production complex. Upon expiration of the exclusivity period with Venator the Company commenced discussions with a global chemical company not currently in the TiO2 industry concerning a potential purchase of Cristal’s Ashtabula complex. The Company, Cristal, and the prospective buyer are engaged in on-going discussions with the FTC regarding the terms and conditions of a potential remedial transaction that would allow the Company’s acquisition of Cristal to proceed with a divestiture of the Ashtabula complex.

In addition, the MOU provides for a $75 million break fee if, among other things, the parties, despite negotiating in good-faith and in conformity with the terms in the MOU, do not reach a definitive agreement for the sale of Ashtabula, and Tronox is able to consummate both the Cristal transaction and the paper-laminate grade divestiture to Venator is completed to obtain final European Commission approval.

On May 9, 2018, we entered into an Option Agreement (the “Option Agreement”) with Advanced Metal Industries Cluster Company Limited (“AMIC”) pursuant to which AMIC granted us an option (the “Option”) to acquire 90% of a special purpose vehicle (the “SPV”), to which AMIC’s ownership in a titanium slag smelter facility (the “Slagger”) in The Jazan City for Primary and Downstream Industries in the Kingdom of Saudi Arabia (“KSA”) will be contributed together with $322 million of indebtedness currently held by AMIC (the “AMIC Debt”). The execution of the Option Agreement occurred shortly after we entered into a Technical Services Agreement (the “Technical Services Agreement”) with AMIC pursuant to which we agreed to immediately commence providing technical assistance to AMIC to facilitate the start-up of the Slagger. National Industrialization Company and Cristal each own 50% of AMIC. The strategic intent of the Option Agreement and Technical Services Agreement is to enable us to further optimize the vertical integration between our TiO2 pigment production and TiO2 feedstock production after the closing of the Cristal Transaction. Pursuant to the Option Agreement and during its term, we agreed to lend AMIC and, upon the creation of the SPV, the SPV up to $125 million for capital expenditures and operational expenses intended to facilitate the start-up of the Slagger. Such funds may be drawn down by AMIC and the SPV, as the case may be, on a quarterly basis as needed based on a budget reflecting the anticipated needs of the Slagger start-up. The obligation to fund up to $125 million is contingent on our continued reasonable belief that such amounts will be sufficient (in addition to any amounts supplied by AMIC) to bring the Slagger up to certain sustained production levels. If we do not acquire the Slagger, the loans mature with both interest and principal due on the date that is eighteen months from the termination of the Option Agreement. Pursuant to the Option Agreement, subject to certain conditions, we may exercise the Option at any time on or prior to May 9, 2023. If the Slagger achieves certain production criteria related to sustained quality and tonnage of slag produced (and the other conditions referenced above are satisfied), AMIC may require us to acquire the Slagger (the “Put”). If the Option or Put is exercised, we will acquire a 90% ownership interest in the SPV. During the nine months ended September 30, 2018, we loaned $39 million for capital expenditures and operational expenses to facilitate the start-up of the Slagger and we have recorded this loan payment within Other long-term assets on the unaudited Condensed Consolidated Balance Sheet at September 30, 2018. An additional $25 million was loaned on October 1, 2018. The Option and the Put did not have a significant impact on the financial statements as of or for the periods ended September 30, 2018.

On March 8, 2017, Exxaro Resources Limited (“Exxaro”) announced its intention to begin pursuing a path to monetize its ownership stake in Tronox over time. On October 10, 2017, Exxaro sold 22,425,000 Class A ordinary shares (“Class A Shares”) in an underwritten registered offering. At September 30, 2018 and December 31, 2017, Exxaro held approximately 23% and 24%, respectively, of the voting securities of Tronox Limited. Presently, Exxaro intends to sell the remainder of its Tronox shares in a staged process over time pursuant to the existing registration statement, subject to market conditions. An ownership change as defined under IRC Section 382 could substantially limit our ability to use certain loss and expense carryforwards. See Note 5 for additional information on ownership change under IRC Section 382 and see Note 19 for additional information regarding Exxaro transactions. Exxaro also has a 26% ownership interest in certain of our other non-operating subsidiaries.

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

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, considered necessary for a fair statement. Our unaudited condensed consolidated financial statements include the accounts of all majority-owned subsidiary companies. All intercompany balances and transactions have been eliminated in consolidation. As a result of the sale of our wholly owned subsidiary Tronox Alkali Corporation (“Alkali”) in the third quarter of 2017, the results of Alkali have been presented as discontinued operations for the three and nine months ended September 30, 2017. See Note 3 for additional information.

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

In our Form 10-Q filed for the period ended June 30, 2018, we identified certain current assets of $7 million which we had included in “Accounts receivable, net of allowance for doubtful accounts” that should have been included in “Prepaid and other assets” in the Consolidated Balance Sheet at December 31, 2017. We have revised this amount in the unaudited Condensed Consolidated Balance Sheets presented herein.

During the third quarter of 2017, we completed the sale of our wholly owned subsidiary, Tronox Alkali Corporation (“Alkali”), to Genesis Energy, L.P. As part of the calculation of the loss on the sale, during the third quarter of 2017, we reclassified $5 million of Alkali transactional expenses that we had incurred in the six months ended June 30, 2017 from continuing operations and included such amounts in the loss on sale calculation within the results of discontinued operations. Although the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2017 is not impacted, when the results were restated in the third quarter of 2017 to present Alkali as discontinued operations for the previous periods, income from the operations was overstated by the $5 million of transactional expenses for the third quarter ended September 30, 2018. As a result, we have revised the results of the third quarter of 2017 as follows:

•	Income from operations decreased from a $52 million to $47 million;
•	Net loss from continuing operations increased from $25 million to $28 million;
•	Loss from discontinued operations, net of tax decreased from $216 million to $213 million;
•	Basic and diluted net loss per share from continuing operations increased from $0.26 to $0.28; and
•	Basic and diluted net loss per share from discontinued operations decreased from $1.81 to $1.79.

The Company has concluded  that the impact of these revisions are not material to the consolidated financial statements for any prior quarterly period impacted.

Out of Period Adjustment

During the three months ended September 30, 2018, we recognized a $3 million settlement gain in Other income (expense), net in the unaudited Condensed Statement of Operations related to our U.S. postretirement medical plan which was eliminated effective January 1, 2015. This amount had been deferred in Accumulated other comprehensive loss in the unaudited Condensed Consolidated Balance Sheet pending satisfaction of certain settlement obligations by us. Based on additional information provided, we concluded this gain should have been recognized during the first quarter of 2015 as all the obligations required for settlement accounting had been satisfied by that date. The Company has concluded  that the impact of this out of period adjustment is not material to the consolidated financial statements for any prior quarterly or annual period impacted or to the current quarter or the full year 2018 financial statements. See Note 18 for additional information.

Recently Adopted Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under ASU 2017-09, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. On January 1, 2018, we adopted the new standard, and during the second quarter of 2018, we applied the guidance under the new standard for a modification to a share-based payment award.  See Note 17 for additional information.

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”), which requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from service rendered during the period. In addition, under the new guidance, only the service cost component of net periodic pension costs and net periodic postretirement costs are eligible for capitalization in assets. Other components must be presented separately from the line item(s) that include the service cost and outside of operating income. As a result of our adopting ASU 2017-07 during the first quarter of 2018, we reclassified pension and postretirement healthcare benefit costs of less than $1 million and $2 million, respectively, for the three and nine months ended September 30, 2017 from “Income (loss) from operations” to “Other income (expense), net” in our unaudited Condensed Consolidated Statements of Operations.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires that the reconciliation of the beginning-of-period and end-of period amounts shown in the statement of cash flows include restricted cash and restricted cash equivalents. ASU 2016-18 does not define restricted cash or restricted cash equivalents, but an entity will need to disclose the nature of the restrictions. We adopted ASU 2016-18 during the first quarter of 2018. Restricted cash includes $659 million and $651 million as of September 30, 2018 and December 31, 2017, respectively, related to the Blocked Term Loan. See Note 12. Restricted cash also includes $2 million at December 31, 2017 required by our performance bonds issued for our energy supply contracts in Australia.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”) which includes a lessee accounting model that recognizes two types of leases - finance leases and operating leases. The standard requires that a lessee recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or an operating lease. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard, as originally issued would have required adoption using a modified retrospective transition to apply the new guidance at the beginning of the earliest comparative period presented. In July 2018, the FASB issued an alternative method that permits application of the new guidance at the beginning of the year of adoption, recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We plan to elect the cumulative-effect adjustment approach to apply the new standard. Based on our lease portfolio, we currently anticipate recognizing a lease liability and related right-of-use asset on our balance sheet of approximately $23 million and $20 million, respectively, with an immaterial impact on our income statement compared to the current lease accounting model, and therefore, no material cumulative effect adjustment is expected at the adoption date. However, the ultimate impact of the standard will depend on our lease portfolio as of the adoption date. Additionally, we are implementing an enterprise-wide lease management system to assist in the accounting, and are evaluating additional changes to our processes and internal controls to ensure we meet the standard’s reporting and disclosure requirements. These changes will be effective January 1, 2019.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (“Topic 820”): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The standard modifies the disclosure requirements in Topic 820, Fair Value Measurement, by: removing certain disclosure requirements related to the fair value hierarchy; modifying existing disclosure requirements related to measurement uncertainty; and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the effect, if any, that the standard will have on our disclosures.

In August 2018, the FASB also issued ASU 2018-14,  Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. The standard modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing and adding certain disclosures for these plans. The eliminated disclosures include (a) the amounts in accumulated OCI expected to be recognized in net periodic benefit costs over the next fiscal year, (b) the amount and timing of plan assets expected to be returned to the employer, and (c) the effects of a one-percentage-point change in assumed health care cost trend rates on the net periodic benefit costs and the benefit obligation for postretirement health care benefits. The new disclosures include the interest crediting rates for cash balance plans and an explanation of significant gains and losses related to changes in benefit obligations. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the effect, if any, that the standard will have on our disclosures.

2.	Revenue

Nature of Contracts and Performance Obligations

We primarily generate revenue from selling TiO2 pigment products, products derived from titanium bearing mineral sands and related co-products, primarily zircon and pig iron, to our customers. These products are used for the manufacture of paints, coatings, plastics, paper, and a wide range of other applications. We account for a contract with our customer when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable.

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

Contract Balances

Contract assets represent our rights to consideration in exchange for products that have transferred to a customer when the right is conditional on situations other than the passage of time. For products that we have transferred to our customers, our rights to the consideration are typically unconditional and only the passage of time is required before payments become due. These unconditional rights are recorded as accounts receivable. As of September 30, 2018, and December 31, 2017, we did not have material contract asset balances.

Contract liabilities represent our obligations to transfer products to a customer for which we have received consideration from the customer. Infrequently we may receive advance payment from our customers that is accounted for as deferred revenue. Deferred revenue is earned when control of the product transfers to the customer, which is typically within a short period of time from when we received the advanced payment. Contract liability balances as of September 30, 2018 and December 31, 2017 were less than $1 million and $3 million, respectively. Contract liability balances were reported as “Accounts payable” in the unaudited Condensed Consolidated Balance Sheets. All contract liabilities as of December 31, 2017 were recognized as revenue in “Net sales” in the unaudited Condensed Consolidated Statements of Operations during the first quarter of 2018.

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

Net sales to external customers by geographic areas where our customers are located were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
North America	$175	$149	$505	$426
South and Central America	21	15	58	42
Europe, Middle-East and Africa	118	132	413	367
Asia Pacific	142	139	414	399
Total net sales	$456	$435	$1,390	$1,234

Net sales from external customers for each similar type of product were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Pigment	$315	$316	$1,002	$894
Zircon	72	53	211	141
Pig iron	23	18	62	42
Feedstock and other products	36	37	78	117
Electrolytic	10	11	37	40
Total net sales	$456	$435	$1,390	$1,234

Feedstock and other products mainly include rutile prime, ilmenite, Chloride (“CP”) slag and other mining products. Electrolytic products mainly include electrolytic manganese dioxide and boron. On March 21, 2018, we announced that we entered into an agreement to sell our Electrolytic operations and on September 1, 2018 the sale was completed. See Note 4. The nature, amount, timing and uncertainty of revenue and cash flows typically do not differ significantly among different products.

3.	Discontinued Operations

In the third quarter of 2017, we completed the previously announced sale of our wholly owned subsidiary, Alkali, to Genesis Energy, L.P.. Sales, costs and expenses and income taxes attributable to Alkali for the three and nine months ended September 30, 2017 have been aggregated in a single caption entitled “Income (loss) from discontinued operations, net of tax” in our unaudited Condensed Consolidated Statement of Operations.

Alkali, which was previously one of our two operating and reportable segments, included certain allocated corporate costs which have been reallocated to Corporate. The amount of allocated corporate costs was $1 million and $3 million, respectively for the three months and nine months ended September 30, 2017.

The following table presents the major classes of  line items constituting the “Income from discontinued operations, net of tax” in our unaudited Condensed Consolidated Statements of Operations:

	Three Months ended September 30, 2017	Nine Months ended September 30, 2017
Net sales	$129	$521
Cost of goods sold	113	448
Selling, general and administrative expense	(1)	(18)
Restructuring expense	—	(1)
Interest and debt expenses, net	—	1
Income before income taxes	15	55
Income tax benefit (provision)	5	(1)
Loss on sale of discontinued operations, no tax impact	(233)	(233)
Loss from discontinued operations, net of tax	$(213)	$(179)

4.	Asset Sale

On September 1, 2018, Tronox LLC, our indirect wholly owned subsidiary sold to EMD Acquisition LLC certain of the assets and liabilities of our Henderson Electrolytic Operations based in Henderson, Nevada (the “Henderson Electrolytic Operations”), a component of our TiO2 segment, for $1.3 million in cash and a Secured Promissory Note of $4.7 million which is recorded in Prepaid and other assets on the unaudited Condensed Consolidated Balance Sheet. The Secured Promissory Note is collateralized by the working capital of the Henderson Electrolytic Operations. The principal and any accrued interest outstanding under this Secured Promissory Note is payable in full no later than August 31, 2019. The total pre-tax loss on the sale of $31 million has been recorded in “Impairment losses” in the unaudited Condensed Consolidated Statements of Operations.

The Purchase Agreement with EMD Acquisition LLC contemplated cash consideration of $13 million, subject to certain working capital adjustments.   When we entered into the Purchase Agreement during the first quarter of 2018, we recorded a total pre-tax charge of $25 million for the expected loss on sale of the assets comprising the Henderson Electrolytic Operations. The expected loss on sale included an impairment charge of $15 million for the long-lived assets of the Henderson Electrolytic Operations and an additional loss of $10 million for the difference between the estimated value of Henderson Electrolytic Operations net assets to be delivered at closing and the expected net proceeds.
On August 31, 2018, we agreed to amend the Purchase Agreement with EMD Acquisition LLC reducing the sale proceeds to $1.3 million in cash and the issuance of a Secured Promissory Note of $4.7 million. As a result of the amendment to the Purchase Agreement, we recorded an additional pre-tax charge of $6 million during the third quarter of 2018.

5.	Income Taxes

Our operations are conducted through our various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income tax (provision) benefit	$(6)	$(11)	$16	$(10)
Income (loss) before income taxes	$21	$(17)	$8	$(85)
Effective tax rate	29%	(65)%	(200)%	(12)%

During the three months ended March 31, 2017, Tronox Limited, the public parent which is registered under the laws of the State of Western Australia, became managed and controlled in the United Kingdom (“U.K.”). The effective tax rate for the three and nine months ended September 30, 2018 differs from the U.K. statutory rate of 19% primarily due to changes to valuation allowances, disallowable expenditures, changes in estimate of accruals for prior year taxes and our jurisdictional mix of income at tax rates different than the U.K. statutory rate.

Both the three months ended September 30, 2017 and the nine months ended September 30, 2018 reflect large negative effective tax rates.  During the three months ended September 30, 2017 we sold the Alkali segment of our operations and reversed a tax benefit which was allocated to continuing operations for prior quarters as required under ASC 740-20-45-7.  During the nine months ended September 30, 2018 we recorded the reversal of a valuation allowance in the Netherlands which generated an income tax benefit during a period of pre-tax book income.

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

As of June 30, 2018, we determined that sufficient positive evidence existed to reverse the valuation allowance attributable to our operating subsidiary in the Netherlands.  This reversal resulted in a one-time, non-cash tax benefit of $48 million recorded in the second quarter of 2018.  Our analysis considered all positive and negative evidence, including (i) three years of cumulative income for our Netherlands subsidiary, (ii) our continued and improved profitability over the last twelve months in this jurisdiction, (iii) estimates of continued profitability based on updates to our latest current year forecast and our long-term strategic forecast which became available during the second quarter, and (iv) changes in the factors that drove losses in the past, primarily pigment prices in Europe.  Based on our analysis, we concluded that it was more likely than not that our Dutch operating subsidiary will be able to utilize all of its deferred tax assets.

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

The Company is currently under audit in Australia. We believe that we have made adequate provision for income taxes that may be payable with respect to years open for examination; however, the ultimate outcome is not presently known and, accordingly, additional provisions may be necessary and/or reclassifications of noncurrent tax liabilities to current may occur in the future.

Following the continued guidance of Staff Accounting Bulletin 118, our accounting for Tax Cuts and Jobs Act (H.R. 1) is considered to remain incomplete. There are no financial statement differences for the three months and nine months ended September 30, 2018 from the reasonable estimates made in the information reported for the year ended December 31, 2017. A limited amount of additional guidance has been issued by the Internal Revenue Service and state taxing authorities, and we continue to wait for guidance pertinent to completing our analysis on the full impact of H.R.1.

6.	Income (Loss) Per Share

The computation of basic and diluted income (loss) per share for the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator – Basic and Diluted:
Net income (loss) from continuing operations	$15	$(28)	$24	$(95)
Less: Net income from continuing operations attributable to noncontrolling interest	9	6	26	11
Undistributed net income (loss) from continuing operations attributable to ordinary shares	6	(34)	(2)	(106)
Net loss from discontinued operations available to ordinary shares	—	(213)	—	(179)
Net income (loss) available to ordinary shares	$6	$(247)	$(2)	$(285)

Denominator – Basic and Diluted:
Weighted-average ordinary shares, basic (in thousands)	123,121	119,405	122,850	118,908
Weighted-average ordinary shares, diluted (in thousands)	126,302	119,405	122,850	118.908
Basic net income (loss) per Ordinary Share:
Basic net income (loss) from continuing operations per ordinary share	0.05	(0.28)	(0.01)	(0.89)
Basic net loss from discontinued operations per ordinary share	—	(1.79)	—	(1.51)
Basic net income (loss) per ordinary share	$0.05	$(2.07)	$(0.01)	$(2.40)

Diluted net income (loss) per Ordinary Share:
Diluted net income (loss) from continuing operations per ordinary share	0.05	(0.28)	(0.01)	(0.89)
Diluted net loss from discontinued operations per ordinary share	—	(1.79)	—	(1.51)
Diluted net income (loss) per ordinary share	$0.05	$(2.07)	$(0.01)	$(2.40)

Net income (loss) per ordinary share amounts were calculated from exact, not rounded net income (loss) and share information. We have issued shares of restricted stock which are participating securities that do not have a contractual obligation to share in losses; therefore, when we have a net loss, none of the loss is allocated to participating securities. Consequently, for the nine months ended September 30, 2018 and for the three and nine months ended 2017, the two-class method did not have an effect on our net income (loss) per ordinary share calculation, and as such, dividends paid during these periods did not impact this calculation. During the three months ended September 30, 2018, the percentage of undistributed net income from continuing operations attributable to the participating securities was insignificant.

In computing diluted net income (loss) per share under the two-class method, we considered potentially dilutive shares. Anti-dilutive shares not recognized in the diluted net income (loss) per share calculation for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30, Shares		Nine Months Ended September 30, Shares
	2018	2017	2018	2017
Options	1,324,991	1,827,354	1,324,991	1,827,354
Series A Warrants	—	960,371	—	960,371
Series B Warrants	—	1,009,283	—	1,009,283
Restricted share units	2,107,664	5,548,071	5,289,161	5,548,071

Series A Warrants were converted into Class A ordinary shares at September 30, 2017 using a rate of 6.02. Series B Warrants were converted into Class A ordinary shares at September 30, 2017 using a rate of 6.03. The Series A Warrants and Series B Warrants expired on February 14, 2018.

7.	Inventories, Net

Inventories, net consisted of the following:

	September 30, 2018	December 31, 2017
Raw materials	$116	$137
Work-in-process	45	35
Finished goods, net	198	194
Materials and supplies, net	116	110
Total	475	476
Less: Inventories, net – non-current	—	(3)
Inventories, net – current	$475	$473

Materials and supplies, net consists of processing chemicals, maintenance supplies, and spare parts, which will be consumed directly and indirectly in the production of our products.

At September 30, 2018 and December 31, 2017, inventory obsolescence reserves primarily for materials and supplies were $14 million and $17 million, respectively. At September 30, 2018 and December 31, 2017, reserves for lower of cost and net realizable value were $22 million and $27 million, respectively.

8.	Property, Plant and Equipment, Net

Property, plant and equipment, net of accumulated depreciation, consisted of the following:

	September 30, 2018	December 31, 2017
Land and land improvements	$96	$95
Buildings	241	267
Machinery and equipment	1,357	1,387
Construction-in-progress	90	103
Other	40	41
Subtotal	1,824	1,893
Less: accumulated depreciation	(810)	(778)
Property, plant and equipment, net	$1,014	$1,115

Substantially all of the Property, plant and equipment, net is pledged as collateral for our debt. See Note 12.

The table below summarizes depreciation expense related to property, plant and equipment for the periods presented, recorded in the specific line items in our unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of goods sold	$33	$30	$97	$91
Selling, general and administrative expenses	—	—	2	2
Total	$33	$30	$99	$93

9.	Mineral Leaseholds, Net

Mineral leaseholds, net of accumulated depletion, consisted of the following:

	September 30, 2018	December 31, 2017
Mineral leaseholds	$1,244	$1,303
Less: accumulated depletion	(435)	(418)
Mineral leaseholds, net	$809	$885

Depletion expense relating to mineral leaseholds recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations was $8 million and $9 million during the three months ended September 30, 2018 and 2017. Depletion expense relating to mineral leaseholds recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations was $26 million and $24 million during the nine months ended September 30, 2018 and 2017.

10.	Intangible Assets, Net

Intangible assets, net of accumulated amortization, consisted of the following:

	September 30, 2018			December 31, 2017
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$291	$(149)	$142	$291	$(134)	$157
TiO2 technology	32	(12)	20	32	(11)	21
Internal-use software	48	(28)	20	45	(25)	20
Intangible assets, net	$371	$(189)	$182	$368	$(170)	$198

The table below summarizes amortization expense related to intangible assets for the periods presented, recorded in the specific line items in our unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of goods sold	$—	$—	$1	$1
Selling, general and administrative expenses	7	6	19	18
Total	$7	$6	$20	$19

Estimated future amortization expense related to intangible assets is $7 million for the remainder of 2018, $26 million each for 2019 through 2020, $25 million for 2021, $24 million for 2022 and $74 million thereafter.

11.	Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2018	December 31, 2017
Employee-related costs and benefits	$61	$72
Interest	34	21
Sales rebates	15	19
Taxes other than income taxes	7	7
Professional fees and other	37	44
Accrued liabilities	$154	$163

12.	Debt

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

Long-term debt, net of an unamortized discount and debt issuance costs, consisted of the following:

	Original Principal	Annual Interest Rate	Maturity Date	September 30, 2018	December 31, 2017
New Term Loan Facility, net of unamortized discount	$2,150	Variable	9/22/2024	$2,124	$2,138
Senior Notes due 2022	600	7.50%	3/15/2022	—	584
Senior Notes due 2025	450	5.75%	9/22/2025	450	450
Senior Notes due 2026	615	6.50%	4/15/2026	615	—
Lease financing				16	19
Long-term debt				3,205	3,191
Less: Long-term debt due within one year				(22)	(22)
Debt issuance costs				(40)	(44)
Long-term debt, net				$3,143	$3,125

 The average effective interest rate for the New Term Loan Facility was 5.3% and 5.4% for the three and nine months ended September 30, 2018, respectively. The New Term Loan Facility consists of (i) a U.S. dollar term facility in an aggregate principal amount of $1.5 billion (the “New Term Loans”) and (ii) a U.S. dollar term facility in an aggregate principal amount of $650 million (the “Blocked Term Loan”) to be used for the Cristal Transaction. If the Cristal Transaction is terminated, the Blocked Term Loan will be repaid to the lenders of such Blocked Term Loan, and as the termination would represent a Prepayment Event as defined in our Term Loan Facility, we will be required to prepay $800 million of outstanding borrowing under the New Term Loan Facility.

13.	Fair Value

Our debt is recorded at historical amounts. The following table presents the fair value of our debt at both September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
New Term Loan Facility	$2,143	$2,170
Senior Notes due 2022	NA	609
Senior Notes due 2025	420	463
Senior Notes due 2026	592	NA

We determined the fair value of the New Term Loan Facility, the Senior Notes due 2022, the Senior Notes due 2025 and the Senior Notes due 2026 using quoted market prices. The fair value hierarchy for the New Term Loan Facility, the Senior Notes due 2022 the Senior Notes due 2025 and the Senior Notes due 2026 is a Level 1 input.

Commencing in the second quarter of 2018, we entered into foreign currency contracts for the South African rand to reduce exposure of a foreign subsidiary’s balance sheet to fluctuations in foreign currency rates. For accounting purposes, these foreign currency contracts are not considered hedges. The change in fair value associated with these contracts is recorded in Other income (expense), net within the unaudited Condensed Consolidated Statement of Operations and partially offsets the change in value of third party and intercompany-related receivables not denominated in the functional currency of the subsidiary. At September 30, 2018, the aggregate notional amount of outstanding foreign currency contracts was $166 million and the fair value of the foreign currency contracts was a loss of $6 million.  We determined the fair value of the foreign currency contracts using inputs other than quoted prices in active markets that are observable either directly or indirectly. The fair value hierarchy for the foreign currency contracts is a Level 2 input. For the three and nine months ended September 30, 2018, we have recorded realized and unrealized losses of less than $1 million and $6 million, respectively, related to these foreign currency contracts, in our unaudited Condensed Consolidated Statement of Operations.

The carrying value of cash and cash equivalents, restricted cash, accounts receivable, our secured promissory note with EMD Acquisition LLC  and accounts payable approximate fair value due to the short-term nature of these items.

14.	Asset Retirement Obligations

Asset retirement obligations consist primarily of rehabilitation and restoration costs, landfill capping costs, decommissioning costs, and closure and post-closure costs. Activities related to asset retirement obligations were as follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning balance	$78	$80	$82	$76
Additions	1	1	5	1
Accretion expense	1	2	4	4
Remeasurement/translation	—	—	(5)	4
Settlements/payments	(1)	(1)	(3)	(3)
Transferred with the sale of Henderson Electrolytic	—	—	(4)	—
Balance, September 30,	$79	$82	$79	$82

Asset retirement obligations in our unaudited Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017 consist of a current portion of $4 million and $3 million, respectively, included in “Accrued liabilities” and a noncurrent portion of $75 million and $79 million, respectively, included in “Asset retirement obligations”.

15.	Commitments and Contingencies

Financial Commitments — At September 30, 2018, financial commitments were $68 million for the remainder of 2018, $78 million for 2019, $46 million for 2020, $38 million for 2021, $26 million for 2022, and $89 million thereafter.

Letters of Credit — At September 30, 2018, we had outstanding letters of credit of $16 million and bank guarantees of $22 million.

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

16.	Accumulated Other Comprehensive Loss Attributable to Tronox Limited

The tables below present changes in accumulated other comprehensive loss by component for the three months ended September 30, 2018 and 2017.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Derivatives	Total
Balance, June 30, 2018	$(407)	$(88)	$(1)	$(496)
Other comprehensive loss	(24)	—	1	(23)
Amounts reclassified from accumulated other comprehensive income	—	(3)	—	(3)
Balance, September 30, 2018	$(431)	$(91)	$—	$(522)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Derivatives		Total
Balance, June 30, 2017	$(363)	$(91)		$—	$(454)
Other comprehensive income (loss)	(26)	—		—	(26)
Amounts reclassified from accumulated other comprehensive income (loss)	—	6		—	6
Balance, September 30, 2017	$(389)	$(85)	$		$(474)

The tables below present changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2018 and 2017.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Derivatives	Total
Balance, January 1, 2018	$(312)	$(90)	$(1)	$(403)
Other comprehensive loss	(119)	—	1	(118)
Amounts reclassified from accumulated other comprehensive income	—	(1)	—	(1)
Balance, September 30, 2018	$(431)	(91)	—	(522)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Derivatives	Total
Balance, January 1, 2017	$(408)	$(92)	$3	$(497)
Other comprehensive income (loss)	19	—	(3)	16
Amounts reclassified from accumulated other comprehensive income	—	7	—	7
Balance, September 30, 2017	$(389)	$(85)	$—	$(474)

17.	Share-Based Compensation

Restricted Share Units (“RSUs”)

During 2017, a total of 1,397,471 RSUs were granted, pursuant to an Integration Incentive Award program (“Integration Incentive Award”) established in connection with the Cristal Transaction, to certain executive officers and managers with significant integration accountability. In addition, during the second quarter of 2018, an additional 139,225 RSUs were granted under the Integration Incentive Award. These RSUs would have vested two years from the date of the close of the Cristal Transaction and the number of shares that would have been issued to grantees would have been based upon the achievement of established performance conditions.  Under the original terms of the Integration Incentive Award, if the Cristal Transaction did not close by July 1, 2018, all unvested awards pursuant to the Integration Incentive Award would immediately be canceled and forfeited.

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

During the third quarter of 2018, an additional 90,161 RSUs were granted under the modified terms of the Integration Incentive Award. The estimated expense associated with these awards is being expensed over the period from the grant dates through two years from the estimated date that the Cristal Transaction will close.

In addition to the Integration Incentive Award, during the nine months ended September 30, 2018, we granted RSUs which have time and/or performance conditions.  Both the time-based awards and the performance-based awards are classified as equity awards.  For the time-based awards valued at the weighted average grant date fair value, 65,222 vest ratably over an approximate one-year period and 580,554 RSUs vest ratably over a thirty to thirty-six month period ending February 8, 2021.  For the performance-based awards, 564,706 RSUs cliff vest at the end of a thirty to thirty-six month period ending February 8, 2021.  Vesting of the performance-based awards is determined, for 50% of the award, based on Earnings per Share (“EPS”) growth, and the other 50%, based on Operating Return on Net Assets (“ORONA”) over the applicable three-year measurement period.  The combined results are then subject to a Total Shareholder Return (“TSR”) modifier calculation over the same three-year measurement period.  The TSR metric is considered a market condition for which we use a Monte Carlo simulation to determine the grant date fair value.

The unrecognized compensation cost associated with all unvested awards at September 30, 2018 was $46 million, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.0 years.

Options

During the nine months ended September 30, 2018, 214,763 options were exercised at a weighted average exercise price of $19.09. In connection with these exercises, we received $4 million in cash.

18.	Pension and Other Postretirement Healthcare Benefits

We sponsor a noncontributory qualified defined benefit retirement plan in the U. S. (the “U.S. Qualified Plan”). We also have a collective defined contribution plan (a multiemployer plan) in the Netherlands (the “Netherlands Multiemployer Plan”) and a postretirement healthcare plan in South Africa (the “SA Postretirement Plan”) .

On January 1, 2015, we eliminated the retiree medical plan offered to employees in the United States. For active participants in the plan who had not reached retirement eligibility as of that date, the plan benefits were eliminated and we recognized a curtailment gain of $6 million in 2014. For participants who had retired as of that date, we provided them with a one-time subsidy aggregating less than $1 million to be used towards medical costs. This action resulted in a settlement gain of $3 million which was deferred in Accumulated other comprehensive loss on the unaudited Condensed Consolidated Balance Sheet as settlement accounting requirements were deemed not fully satisfied. During the three months ended September 30, 2018, review of additional information indicated that full settlement had occurred, and we concluded this gain should not have been deferred beyond January 1, 2015 as all the obligations required for settlement accounting had been satisfied by that date. Accordingly during the three months ended September 30, 2018, we released the $3 million gain from Accumulated other comprehensive loss and recorded such amount in Other income (expense), net in the unaudited Condensed Consolidated Statements of Operations.

The components of net periodic cost associated with our U.S. Qualified Plan recognized in the unaudited Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net periodic cost:
Service cost	$—	$—	$—	$—
Interest cost	3	3	10	11
Expected return on plan assets	(3)	(4)	(11)	(11)
Net amortization of actuarial loss and prior service credit	—	1	2	2
Total net periodic cost	$—	$—	$1	$2

As a result of the adoption of ASU 2017-07, the aggregate impact of interest costs, expected return on plan assets and net amortization of actuarial losses component of net periodic costs for the U.S. Qualified Plan of less than $1 million each for the three months ended September 30, 2018 and 2017, $1 million and $2 million for the nine months ended September 30, 2018 and 2017, respectively, is presented in “Other income (expense), net” in the unaudited Condensed Consolidated Statements of Operations.

The aggregate impact of all components of net periodic cost associated with the SA Postretirement Plan of less than $1 million each for the three and $1 million each for the nine months ended September 30, 2018 and 2017, respectively, is presented in “Other income (expense), net” in the unaudited Condensed Consolidated Statements of Operations as a result of adopting ASU 2017-07.

For the three and nine-month periods ended September 30, 2018 and 2017, we contributed $1 million and $3 million, respectively to the Netherlands Multiemployer Plan, which was primarily recognized in “Cost of goods sold” in the unaudited Condensed Consolidated Statement of Operations.

19.	Related Parties

Exxaro

We had service level agreements with Exxaro for research and development that expired during the third quarter of 2017. These service level agreements amounted to expenses of less than $1 million during the three and nine months ended September 30, 2017 which was included in “Selling general and administrative expense” in the unaudited Condensed Consolidated Statements of Operations.

20.	Segment Information

We operate our business under one operating segment, TiO2, which is also our reportable segment.  Segment performance is evaluated based on segment operating income (loss), which represents the results of segment operations before unallocated costs, such as general corporate expenses not specifically identified to the TiO2 segment, interest expense, other income (expense), net and income tax expense or benefit. We incur overhead expenses related to support services provided by senior management, finance, legal and other functions that are centralized at our corporate headquarters, as well as similar services performed at other global offices. Components of these overhead expenses are generally allocated to our TiO2 segment based on either time or headcount depending on the nature of the expense. Management believes that this method of allocation is representative of the value and related services provided to our TiO2 segment.

The following table provides net sales and income (loss) from operations of our TiO2 segment, as well as a reconciliation of our segment income to our income (loss) from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$456	$435	$1,390	$1,234
TiO2 segment operating income	$80	$75	$240	$168
Reconciliation
TiO2 operating income	$80	$75	$240	$168
Unallocated corporate expenses	(27)	(28)	(108)	(87)
Interest expense	(47)	(47)	(144)	(140)
Interest income	8	3	23	5
Loss on extinguishment of debt	—	(28)	(30)	(28)
Other income (expense), net	7	8	27	(3)
Income (loss) from continuing operations before income taxes	$21	(17)	8	(85)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Developments

On July 16, 2018, we announced the submittal to the European Commission (“EC”) of an executed definitive agreement with Venator Materials PLC (NYSE: VNTR) (“Venator”) to divest our 8120 paper-laminate product grade (the “8120 Grade”) currently supplied to European customers from our Botlek facility in the Netherlands.  The divestiture of the 8120 Grade was in response to the conditional approval we received from the European Commission for our proposed acquisition of the titanium dioxide (“TiO2“) business of The National Titanium Dioxide Company Ltd., a limited company organized under the laws of the Kingdom of Saudi Arabia (“Cristal”) on July 4, 2018.   On August 20, 2018, the EC approved the Cristal transaction based on the conclusion that Venator is a suitable buyer of the 8120 Grade.

In addition to seeking the divestiture of the 8120 Grade to Venator, we also announced on July 16, 2018 that we had entered into a binding Memorandum of Understanding (“MOU”) providing for the negotiation in good faith of a definitive agreement to sell the entirety of Cristal’s Ashtabula, Ohio two-plant TiO2 production complex (“Ashtabula”) to Venator if a divestiture of all or a substantial part of Ashtabula is required to secure final regulatory approval in the United States of the proposed Cristal acquisition. The MOU granted Venator exclusivity for a period of 75 days to negotiate a definitive agreement for the sale of the entirety of the Ashtabula complex while Tronox continued to vigorously defend the merits of the transaction in a preliminary injunction hearing in the U.S. District Court brought against us by the FTC and described above. On October 1, 2018, we announced that the 75-day exclusivity period under the MOU with Venator had expired without the two companies agreeing on the terms of the divestiture by Tronox to Venator of the Ashtabula production complex. Upon expiration of the exclusivity period with Venator the Company commenced discussions with a global chemical company not currently in the TiO2 industry concerning a potential purchase of Cristal’s Ashtabula complex. The Company, Cristal, and the prospective buyer are engaged in on-going discussions with the FTC regarding the terms and conditions of a potential remedial transaction that would allow the Company’s acquisition of Cristal to proceed with a divestiture of the Ashtabula complex.  While there can be no certainty that the FTC will approve the proposed remedial transaction, the Company believes that the proposed remedial transaction fully and completely addresses all concerns the FTC has raised concerning the Cristal acquisition.

In addition, the MOU provides for a $75 million break fee if, among other things, the parties, despite negotiating in good-faith and in conformity with the terms in the MOU, do not reach a definitive agreement for the sale of Ashtabula, and Tronox is able to consummate both the Cristal transaction and the paper-laminate grade divestiture to Venator is completed to obtain final European Commission approval.

As noted above, on July 10, 2018, we received notice that the FTC had filed a complaint against us in the U.S. District Court in the District of Columbia (the “U.S. District Court”). The complaint alleged that Tronox’s pending acquisition of the TiO2 business of Cristal would violate antitrust laws by significantly reducing competition in the North American market for chloride-process TiO2. The trial in U.S. District Court commenced on August 7, 2018 and on September 5, 2018, the U.S. District Court granted the U.S. Federal Trade Commission (FTC) a preliminary injunction blocking Tronox’s pending acquisition of Cristal’s TiO2 business.

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

We have received final approval from eight of the nine regulatory jurisdictions whose approvals are required to close the Cristal Transaction. On December 5, 2017, the FTC filed an administrative complaint against us, Cristal and certain of Cristal’s subsidiaries and shareholders alleging that the Cristal Transaction would violate Section 7 of the Clayton Antitrust Act and Section 5 of the FTC Act. The administrative complaint seeks, among other things, a permanent injunction to prevent the transaction from being completed.  On June 27, 2018, the evidentiary phase of the FTC’s administrative action before the FTC’s administrative law judge concluded.  The FTC’s administrative law judge is expected to rule on the FTC’s complaint during the fourth quarter of 2018.  Based on the status of outstanding regulatory approvals in the United States and European Union, on March 1, 2018, we entered into an amendment to the definitive agreement that extended the termination date under such definitive agreement to June 30, 2018, with automatic 3-month extensions to March 31, 2019, if necessary.

On May 9, 2018, we entered into an Option Agreement (the “Option Agreement”) with Advanced Metal Industries Cluster Company Limited (“AMIC”) pursuant to which AMIC granted us an option (the “Option”) to acquire 90% of a special purpose vehicle (the “SPV”), to which AMIC’s ownership in a titanium slag smelter facility (the “Slagger”) in The Jazan City for Primary and Downstream Industries in the Kingdom of Saudi Arabia (“KSA”) will be contributed together with $322 million of indebtedness currently held by AMIC (the “AMIC Debt”). The execution of the Option Agreement occurred shortly after we entered into a Technical Services Agreement (the “Technical Services Agreement”) with AMIC pursuant to which we agreed to immediately commence providing technical assistance to AMIC to facilitate the start-up of the Slagger. National Industrialization Company and Cristal each own 50% of AMIC. The strategic intent of the Option Agreement and Technical Services Agreement is to enable us to further optimize the vertical integration between our TiO2 pigment production and TiO2 feedstock production after the closing of the Cristal Transaction. Pursuant to the Option Agreement and during its term, we agreed to lend AMIC and, upon the creation of the SPV, the SPV up to $125 million for capital expenditures and operational expenses intended to facilitate the start-up of the Slagger. Such funds may be drawn down by AMIC and the SPV, as the case may be, on a quarterly basis as needed based on a budget reflecting the anticipated needs of the Slagger start-up. The obligation to fund up to $125 million is contingent on our continued reasonable belief that such amounts will be sufficient (in addition to any amounts supplied by AMIC) to bring the Slagger up to certain sustained production levels. If we do not acquire the Slagger, the loans mature on the date that is eighteen months from the termination of the Option Agreement. Pursuant to the Option Agreement, subject to certain conditions, we may exercise the Option at any time on or prior to May 9, 2023. If the Slagger achieves certain production criteria related to sustained quality and tonnage of slag produced (and the other conditions referenced above are satisfied), AMIC may require us to acquire the Slagger (the “Put”). If the Option or Put is exercised, we will acquire a 90% ownership interest in the SPV. During the nine months ended September 30, 2018, we loaned $39 million for capital expenditures and operational expenses to facilitate the start-up of the Slagger and an additional $25 million was loaned on October 1, 2018. During the third quarter of 2018, AMIC attempted to start-up the Slagger.  The start-up was unsuccessful.  AMIC is undertaking an investigation to understand the root cause of the failure.  No date has been established for another attempt to start-up the Slagger.

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

On September 1, 2018, Tronox LLC, our indirect wholly owned subsidiary sold to EMD Acquisition LLC certain of the assets and liabilities of our Henderson Electrolytic Operations based in Henderson, Nevada (the “Henderson Electrolytic Operations”), a component of our TiO2 segment, for $1.3 million in cash and a Secured Promissory Note of $4.7 million. The principal and any accrued interest outstanding under this Secured Promissory Note is payable in full no later than August 31, 2019. The total pre-tax loss on the sale of $31 million, includes a pre-tax charge of $6 million recorded during the third quarter of 2018 to recognize an additional loss due the amendment to the purchase agreement and consummation of the sale of the assets. The pre-tax loss on the sale of $31 million has been recorded in “Impairment losses” in the unaudited Condensed Consolidated Statements of Operations. See Note 4 of notes to unaudited condensed consolidated financial statements.

On March 8, 2017, Exxaro Resources Limited (“Exxaro”) announced its intention to begin pursuing a path to monetize its ownership stake in Tronox over time. On October 10, 2017, Exxaro sold 22,425,000 Class A ordinary shares (“Class A Shares”) in an underwritten registered offering. At March 31, 2018 and December 31, 2017, Exxaro held approximately 23% and 24%, respectively, of the voting securities of Tronox Limited. See Notes 5 and 19 of notes to unaudited condensed consolidated financial statements for additional information regarding Exxaro transactions. Exxaro announced its intent to sell the remainder of its Tronox shares in a staged process over time pursuant to the existing registration statement, subject to market conditions. Exxaro also has a 26% ownership interest in certain of our other non-operating subsidiaries.

We continue to be uniquely tax-advantaged by favorable tax loss carry forwards and other favorable tax positions. If Exxaro sells their remaining shareholdings, depending on the timing of those sales, a significant amount of these favorable tax positions may no longer be available. See Note 5 of notes to unaudited condensed consolidated financial statements for additional information.

Business Environment

The following discussion includes trends and factors that may affect future operating results:

Our pigment business has benefited from a global industry recovery that began in the first quarter of 2016.  Pigment selling prices in local currency experienced successive gains from the first quarter of 2016 through the second quarter of 2018.  Pigment selling prices in local currency in the third quarter of 2018 were essentially level to those of the second quarter of 2018, primarily due to transient inventory builds in some sales channels, principally in Europe and Asia.  As a result, we experienced reduced demand in certain European and Asian sales channels as customers pigment needs were satisfied in part from these transient inventory builds.  In Zircon, we continued to experience favorable market conditions as a result of a tight global supply-demand balance.  The market for high-grade feedstock also remains tight as a result of industry supply disruptions in the first half of 2018 and declining production at other industry producers’ existing operations.  Demand for our pig iron products remains strong, especially for foundry grade material.

Production costs in the third quarter of 2018 were moderately higher than those in the prior quarter, primarily due to higher process chemicals and energy costs.  Foreign exchange, principally driven by the South African Rand and Australian Dollar, benefited production costs as our operations in those countries accumulate costs in local currency while products made in those countries are primarily sold globally in U.S. Dollars.  The Euro modestly unfavorably impacted revenue as sales from our operations in Europe are made in Euros then translated to U.S Dollars for reporting purposes.

Consolidated Results of Operations from Continuing Operations

Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017

	Three Months Ended September 30,
	2018	2017	Variance
	(Millions of U.S. Dollars)

Net sales	$456	$435	$21
Cost of goods sold	335	329	6
Gross profit	121	106	15
Gross Margin	27%	24%	3 pts

Corporate related and SG&A expenses	(27)	(28)	1
TiO2 related SG&A expenses	(35)	(31)	(4)
Impairment loss	(6)	—	(6)
Income from operations	53	47	6
Interest expense	(47)	(47)	—
Interest income	8	3	5
Loss on extinguishment of debt	—	(28)	28
Other income (expense), net	7	8	(1)
Income (loss) from continuing operations before income taxes	21	(17)	38
Income tax provision	(6)	(11)	5
Net income (loss) from continuing operations	$15	$(28)	$43

Effective tax rate	29%	(65)%	94 pts

EBITDA (1)	$108	$72	$36
Adjusted EBITDA (1)	$128	$118	$10
TiO2 Adjusted EBITDA	$150	$136	$14
Adjusted EBITDA as% of Net Sales	28%	27%	1 pt
TiO2 Adjusted EBITDA as% of Net Sales	33%	31%	2 pts

(1)
EBITDA and Adjusted EBITDA are Non-U.S. GAAP financial measures. Please refer to the “Non-U.S. GAAP Financial Measures” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of these measures and a reconciliation of these measures to Net income (loss).

Net sales of $456 million for the three months ended September 30, 2018 increased by 5% compared to $435 million for the same period in 2017 primarily due to higher co-products (Zircon and Pig iron) selling prices.  Net sales by type of product for the three months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,
(Millions of dollars, except percentages)	2018	2017	Variance	Percentage
Pigment	$315	$316	$(1)	—%
Zircon	72	53	19	36%
Pig iron	23	18	5	28%
Feedstock and other products	36	37	(1)	(3)%
Electrolytic	10	11	(1)	(9)%
Total net sales	$456	$435	$21	5%

For the three months ended September 30, 2018, pigment revenue was relatively flat compared to the prior year period as an increase in selling prices of 7% or $21 million was fully offset by a 6% or $21 million reduction in sales volumes and a unfavorable foreign currency impact of $1 million. The increase in pigment prices was experienced across all regions while the decline in pigment sales volumes was primarily due to market conditions in the Europe, Middle-East and Africa and Asia Pacific regions partially offset by favorable volumes in North America. Zircon revenue increased from the year-ago quarter as selling prices increased 50% or $24 million, partially offset by a moderate decline in sales volume of $5 million or 9% due to the timing of shipments. Pig iron sales increased as selling prices increased 8% or $2 million and sales volume increased 17% or $3 million. The volume gain was primarily attributable to an increase in production resulting from the start-up of one of our furnaces after a period of planned maintenance. Feedstock and other products sales were relatively flat primarily driven by declines in ilmenite sales, offset by increase in CP titanium sales. There were no ilmenite sales in the third quarter compared to $4 million of ilmenite sales in the year-ago quarter as we are not actively selling ilmenite in the market at this time in preparation of our expected expanded internal requirements following the consummation of the Cristal acquisition.

Our third quarter revenue of $456 million represents a 7% decrease as compared to our second quarter of 2018. Pigment sales of $315 million decreased by $39 million, or 11% and Zircon sales of $72 million decreased by $6 million, or 8%. The decrease for both Pigment and Zircon was primarily driven by lower sales volumes although Zircon prices were favorable compared to the second quarter of 2018. These decreases were partially offset by higher revenue of $11 million from feedstock and other products. There was an unfavorable impact from currency translation that decreased revenue by approximately $2 million as compared to the second quarter of 2018.

Our gross margin of $121 million was 27% of net sales compared to 24% of net sales in the year-ago quarter. The increase in gross margin is due primarily to higher selling prices of Pigment and Co-products, which contributed approximately $52 million (10 points on gross margin) as well as the impact of foreign currency translation, primarily a weaker South African rand and Australian dollar, which reduced our cost of goods sold and contributed approximately $14 million (4 points on gross margin). The increase in gross profit margin was partially offset by $13 million (2 points on gross margin) primarily caused by the unfavorable impact of lower product mix, most significantly Pigment sales volumes, and $39 million (8 points on gross margin) of higher costs of direct materials primarily coke, electrodes and anthracite.

Selling, general and administrative expenses increased by $3 million or 5% during the three months ended September 30, 2018 compared to the same period of the prior year. The increase in SG&A is mainly due $3 million of higher expenses primarily related to projects to improve our IT infrastructure, as well as higher outside professional services costs.

Impairment losses of $6 million for the three months ended September 30, 2018 reflect the recognition of an additional loss due the amendment to the purchase agreement and consummation of the sale of the assets of our Henderson Electrolytic Operations on September 1, 2018. See Note 4 of notes to unaudited condensed consolidated financial statements.

Income from operations for the three months ended September 30, 2018 was $53 million, $80 million from our TiO2 activities offset by $27 million of unallocated corporate expenses. Corporate general and administrative expenses increased for the reasons noted above in the discussion of the SG&A expenses. Income from operations for the three-month period ended September 30, 2017 was $47 million, $75 million of operating income from our TiO2 activities offset by $28 million of unallocated corporate expenses. Income from our TiO2 activities increased by $5 million compared to the same period in 2017 primarily due to an increase in gross profit of $15 million offset by the $6 million loss on the sale of our Henderson Electrolytic Operations and a $4 million increase in selling, general and administrative expenses due to a higher allocation of corporate expenses.

Adjusted EBITDA as a percentage of net sales was slightly higher compared to the prior year period while Adjusted TiO2 EBITDA as a percentage of net sales increased to 33% (a 2 point increase) compared to the prior year period. Higher Zircon selling prices were the primary driver of the year-over year increase in Adjusted TiO2 EBITDA percentage, partially offset by higher costs of direct materials.

Interest expense for the three months ended September 30, 2018, was flat compared to the same period of 2017 as the impact of higher debt levels was offset by lower interest rates.

Interest income for the three months ended September 30, 2018, increased by $5 million compared to the same period in 2017 due to higher cash and cash equivalents and restricted cash balances as a result of the Alkali Sale and debt offering during the third quarter of 2017, which generated additional liquidity in anticipation of the pending Cristal Transaction.

For the three months ended September 30, 2017 we incurred a $28 million loss on extinguishment of debt related to the repayment of our Prior Term Loan Facility, termination of our UBS revolver and the redemption of our Senior Notes due 2020.

Other income (expense), net for the three months ended September 30, 2018 primarily consisted of $4 million net realized and unrealized foreign currency gains in the current year period compared to $9 million of gains for the three months ended September 30, 2017. The foreign currency gains in the current year and prior year periods are primarily driven by the weakening of the South African rand used in the remeasurement of our U.S. dollar denominated working capital balances. Other income (expense), net for the three months ended September 30, 2018 also includes a $3 million settlement gain related to our U.S. postretirement medical plan. See Note 18 of notes to unaudited condensed consolidated financial statements.

We continue to maintain full valuation allowances related to the total net deferred tax assets in the U.S. and Australia. The provisions for income taxes associated with these jurisdictions include no tax benefits with respect to losses incurred and tax expense only to the extent of current state tax payments. Additionally, we have valuation allowances against other specific tax assets.

The effective tax rate of 29% and (65)% for the three months ended September 30, 2018 and 2017, respectively, differs from the U.K. statutory rate of 19% due to changes to valuation allowances, disallowable expenditures, changes in estimate of accruals for prior year taxes and our jurisdictional mix of income at tax rates different than the U.K. statutory rate. In addition, the three months ended September 30, 2017 included the sale of the Alkali segment of our operations and reflected the reversal of a tax benefit which was allocated to continuing operations for prior quarters as required under ASC 740-20-45-7.

Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017

	Nine Months Ended September 30,
	2018	2017	Variance
	(Millions of U.S. Dollars)

Net sales	$1,390	$1,234	$156
Cost of goods sold	1,010	970	40
Gross profit	380	264	116
Gross Margin	27%	21%	6 pts

Corporate related and SG&A expenses	(108)	(88)	(20)
TiO2 related SG&A expenses	(109)	(96)	(13)
Restructuring	—	1	(1)
Impairment loss	(31)	—	(31)
Income from operations	132	81	51
Interest expense	(144)	(140)	(4)
Interest income	23	5	18
Loss on extinguishment of debt	(30)	(28)	(2)
Other income (expense), net	27	(3)	30
Income (loss) from continuing operations before income taxes	8	(85)	93
Income tax benefit (provision)	16	(10)	26
Net income (loss) from continuing operations	$24	$(95)	$119

Effective tax rate	(200)%	(12)%	(188)pts

EBITDA (1)	$274	$186	$88
Adjusted EBITDA (1)	$388	$285	$103
TiO2 Adjusted EBITDA	$457	$344	$113
Adjusted EBITDA as% of Net Sales	28%	23%	5 pts
TiO2 Adjusted EBITDA as% of Net Sales	33%	28%	5 pts

(1)
EBITDA and Adjusted EBITDA are Non-U.S. GAAP financials measures. Please refer to the “Non-U.S. GAAP Financial Measures” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of these measures and a reconciliation of these measures to Net income (loss).

Net sales of $1,390 million for the nine months ended September 30, 2018 increased by 13% compared to $1,234 million for the same period in 2017. Higher Pigment and Co-products prices were primary drivers of the revenue growth. Foreign currency translation also benefited the revenue growth by approximately 2% or $20 million, due to the strengthening Euro. Net sales by type of product for the nine months ended September 30, 2018 and 2017 were as follows:

	Nine Months Ended September 30,
(Millions of dollars, except percentages)	2018	2017	Variance	Percentage
Pigment	$1,002	$894	$108	12%
Zircon	211	141	70	50%
Pig iron	62	42	20	48%
Feedstock and other products	78	117	(39)	(33)%
Electrolytic	37	40	(3)	(8)%
Total net sales	$1,390	$1,234	$156	13%

For the nine-months ended September 30, 2018, pigment revenue increased primarily due to a 16% or $117 million increase in average selling prices, partially offset by 3% or $27 million reduction in sales volume. Pigment experienced price growth in all regions while the lower sales volumes were due to market conditions in Europe, the Middle-East and Africa and the Asia Pacific regions, partially offset by favorable volumes in North America and Latin America. Zircon revenue increased from the same period of the prior year primarily due to a 50% or $70 million increase in selling price. Zircon sales volume was flat. Pig iron revenues increased compared to the same period in the prior year primarily due to a 9% or $6 million increase in average selling prices and a 34% or $14 million increase in sales volumes. The volume gain was primarily attributable to an increase in production resulting from the start-up of one of our furnaces after a period of planned maintenance. The growth in revenue was partially offset by lower sales volumes of feedstock and other products. Feedstock and other products sales declined from the same period in the prior year primarily driven by declines in ilmenite and CP titanium slag sales. There were $5 million of ilmenite sales in the nine months ended September 30, 2018 compared to $22 million of ilmenite sales in the prior year period primarily due to our decision to curtail ilmenite sales in anticipation of our own internal need for ilmenite when the Cristal acquisition closes.

Our gross margin of $380 million was 27% of net sales compared to 21% of net sales for the same period in 2017. The gross margin growth is primarily due to higher selling prices of Pigment and Co-products, which contributed $205 million (12 points on gross margin). There was also favorable impact from foreign exchange translation of $6 million primarily due to the stronger Euro, partially offset by unfavorable impact of the stronger South African rand. These increases to gross margin were partially offset by $75 million (6 points on gross margin) of higher costs of direct materials primarily coke, electrodes and anthracite, net of a $9 million benefit in cost of goods sold due to receipt of a refund from the South African Ministry of Finance of mineral extraction royalties paid by the Company in prior years. Additionally, lower volumes and product mix had a $20 million (1 point on gross margin) unfavorable impact on gross margin.

Selling, general and administrative expenses increased by $33 million or 18% during the nine months ended September 30, 2018 compared to the same period of the prior year. The increase in SG&A expense is mainly due to $29 million higher professional fees, including $26 million related to the Cristal Transaction, $8 million of higher expenses primarily related to projects to improve our IT infrastructure and $1 million of other employee-related costs, offset by a reduction of employee stock-based compensation of $6 million. The lower employee stock-based costs reflect the impact of a modification to a performance-based restricted stock award during the second quarter of 2018.

Impairment losses of $31 million for the nine months ended September 30, 2018 reflect the impairment losses  caused by the sale of the assets of our Henderson Electrolytic Operations on September 1, 2018. See Note 4 of notes to unaudited condensed consolidated financial statements.

Income from operations for the nine months ended September 30, 2018 increased by $51 million compared to the same period in 2017 reflecting $240 million of income from our TiO2 activities offset by $108 million of unallocated corporate expenses. Corporate general and administrative expenses for the nine months ended September 30, 2018 increased for the reasons noted above in the discussion of the SG&A expenses. Income from operations for the nine month period ended September 30, 2017 was $81 million, $168 million of operating income from our TiO2 activities offset by $87 million of unallocated corporate expenses. Income from our TiO2 activities for the nine months ended September 30, 2018 increased by $72 million compared to the same period in 2017 primarily due to an increase in gross profit of $116 million, offset by the $31 million impairment loss due to the sale of Henderson Electrolytic Operations and a $13 million increase in selling, general and administrative expenses primarily due to a higher allocation of corporate expenses.

Adjusted EBITDA as percentages of net sales was 28%, an increase of 5 points from 23%, and Adjusted TiO2 EBITDA as percentage of net sales was 33% , an increase of 5 points from 28%, as compared to the same period of the prior year. Higher Pigment and Zircon prices were the primary drivers of the increase, partially offset by higher costs of direct materials and lower Pigment sales volume.

Interest expense for the nine months ended September 30, 2018, increased by $4 million compared to the same period in 2017 primarily due to higher debt levels partially offset by lower interest rates.

Interest income for the nine months ended September 30, 2018, increased by $18 million compared to the same period in 2017 due to higher cash and cash equivalents and restricted cash balances as a result of the Alkali Sale and debt offering during the third quarter of 2017, which generated additional liquidity in anticipation of the pending Cristal Transaction.

Loss on extinguishment of debt of $30 million for the nine months ended September 30, 2018 relates to the redemption of our Senior Notes due 2022. See Note 12, of notes to unaudited condensed consolidated financial statements. Loss of extinguishment of debt of $28 million for the nine months ended September 30, 2017 related to the repayment of our Prior Term Loan Facility, termination of our UBS revolver and the redemption of our Senior Notes due 2020.

Other income (expense), net for the nine months ended September 30, 2018 primarily consisted of $23 million net realized and unrealized foreign currency gains in the current year period primarily driven by the weakening of the South African rand used in the remeasurement of our U.S. dollar denominated working capital balances. Foreign currency impacts in the prior year were negligible. Other income (expense), net for the nine months ended September 30, 2018 also includes a $3 million settlement gain related to our U.S. postretirement medical plan. See Note 18 of notes to unaudited condensed consolidated financial statements. Other income (expense), net for the nine months ended September 30, 2017 includes $3 million of losses primarily due to the amortization of pension actuarial losses.

The effective tax rate of (200)% and (12)% for the nine months ended September 30, 2018 and 2017, respectively, differs from the U.K. statutory rate of 19% due to changes to valuation allowances, disallowable expenditures, changes in estimate of accruals for prior year taxes and our jurisdictional mix of income at tax rates different than the U.K. statutory rate. In addition, the current year rate was significantly impacted by a benefit of $48 million due to the release of a valuation allowance for deferred tax assets associated with our operating subsidiary in the Netherlands. which generated an income tax benefit during a period of pre-tax book income.

Liquidity and Capital Resources

The following table presents our liquidity as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(Millions of U.S. dollars)
Cash and cash equivalents	$1,077	$1,116
Available under the Wells Fargo Revolver	218	232
Available under the New ABSA Revolver	53	61
Total	$1,348	$1,409

Historically, we have funded our operations and met our commitments through cash generated by operations, private placement of notes, bank financings, borrowings under lines of credit and public offerings of notes. In the next twelve months, we expect that our operations, cash on hand, and available borrowings under our debt facilities and revolving credit agreements (see Note 12 of notes to unaudited condensed consolidated financial statements) will provide sufficient cash to fund the Cristal Transaction, our operating expenses, capital expenditures, interest payments, debt repayments, and dividends. Working capital (calculated as current assets less current liabilities) was $2.3 billion at September 30, 2018, unchanged from December 31, 2017. Working capital at both September 30, 2018 and December 31, 2017 includes $650 million funded by the Block Term Loan which, upon consummation of the Cristal Acquisition, will become available to us to fund the transaction.

If the Cristal Transaction is terminated, our Blocked Term Loan, with a principal amount of $650 million, will be repaid to the lenders of such Blocked Term Loan, and as the termination would represent a Prepayment Event as defined in our Term Loan Facility, we will be required to prepay $800 million of outstanding borrowing under the New Term Loan Facility. The liquidity table above for September 30, 2018 does not include restricted cash of $659 million related to this Blocked Term Loan, and for December 31, 2017 does not include restricted cash of $653 million, of which $651 million relates to the Blocked Term Loan.

As of and for the three and nine months ended September 30, 2018, the non-guarantor subsidiaries of our Senior Notes due 2025 represented approximately 24% of our total consolidated liabilities, approximately 40% of our total consolidated assets, approximately 22% of our total consolidated net sales and approximately 43% of our Consolidated EBITDA (as such term is defined in the 2025 Indenture). In addition, as of September 30, 2018, our non-guarantor subsidiaries had $912 million of total consolidated liabilities (including trade payables but excluding intercompany liabilities), all of which would have been structurally senior to the 2025 Notes. See Note 12 of notes to unaudited condensed consolidated financial statements for additional information.

At September 30, 2018, we had outstanding letters of credit and bank guarantees of $38 million. See Note 15 of notes to unaudited condensed consolidated financial statements.

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

As of September 30, 2018, our credit rating with Moody’s and Standard & Poor’s was B1 positive outlook and B stable outlook, respectively. At September 30, 2018, we have sufficient borrowings and cash available to meet our obligations. We do not have any other significant principal payments on debt due until 2024. See Note 12, of notes to unaudited condensed consolidated financial statements.

Cash and Cash Equivalents

We consider all investments with original maturities of three months or less to be cash equivalents. As of September 30, 2018, our cash and cash equivalents were primarily invested in money market funds. We maintain cash and cash equivalents in bank deposit and money market accounts that may exceed federally insured limits. The financial institutions where our cash and cash equivalents are held are highly rated and geographically dispersed, and we have a policy to limit the amount of credit exposure with any one institution. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk.

The use of our cash includes servicing our interest and debt repayment obligations, making pension contributions and making quarterly dividend payments.

Repatriation of Cash

At September 30, 2018, we held $1.7 billion in cash and cash equivalents and restricted cash in these respective jurisdictions: $1.5 billion in the United States, $146 million in South Africa, $63 million in Australia and $45 million in Europe. Our credit facilities limit transfers of funds from subsidiaries in the United States to certain foreign subsidiaries.

Tronox Limited has foreign subsidiaries with undistributed earnings at September 30, 2018. We have made no provision for deferred taxes related to these undistributed earnings because they are considered indefinitely reinvested in the foreign jurisdictions.

Debt Obligations

At both September 30, 2018 and December 31, 2017, our long-term debt, net of unamortized discount was $3.2 billion.

At September 30, 2018 and December 31, 2017, our net debt (the excess of our debt over cash and cash equivalents) was $2.1 billion and $2.0 billion, respectively, excluding the $650 million of restricted cash related to the Blocked Term Loan. On April 6, 2018, we issued our Senior Notes due 2026 and used the proceeds to redeem our Senior Notes due 2022 effectively extending our maturity at a lower interest rate. See Note 12, of notes to unaudited condensed consolidated financial statements.

Cash Flows

The following table presents cash flow for the periods indicated:

	Nine Months Ended September 30,
	2018	2017
	(Millions of U.S. dollars)
Net cash provided by operating activities	$143	$94
Net cash (used in) provided by investing activities	(121)	1,262
Net cash (used in) provided by financing activities	(34)	20
Net cash provided by discontinued operations	—	82
Effect of exchange rate changes on cash	(21)	2
Net (decrease) increase in cash and cash equivalents	$(33)	$1,460

Cash Flows provided by Operating Activities —Cash provided by our operating activities is driven by net income (loss) from continuing operations adjusted for non-cash expenses, contributions to employee pension and postretirement plans and changes in working capital. The following table provides our net cash provided by operating activities for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
	(Millions of U.S. dollars)
Net income (loss) from continuing operations	$24	$(95)
Net adjustments to reconcile net income (loss) to net cash provided by operating activities	203	228
Income related cash generation	227	133
Contributions to employee pension and postretirement plans	(14)	(18)
Net change in assets and liabilities (“working capital changes”)	(70)	(21)
Net cash provided by our operating activities	$143	$94

Net cash provided by operating activities increased by $49 million as compared to the prior year as higher cash generated by income was partially offset by cash used in working capital. The negative impact on cash from working capital was caused primarily by a $84 million higher use of cash for inventory primarily attributable to increasing customer demand during 2017 that drove days sales of inventory below industry norms in 2017. The use of cash for inventory was partially offset by (i) a $15 million lower use of cash for prepaids and other assets primarily related to payments to secure future supplies of electrodes during the nine months of 2017, and (ii) a $12 million lower use of cash for accounts payable and accrued liabilities due to lower payments related to Cristal transaction costs as well as timing of payments to vendors.

Cash Flows provided by (used in) Investing Activities — Net cash used in investing activities for the nine months ended September 30, 2018 was $121 million as compared to net cash provided by investing activities of $1.262 billion for the same period in 2017. The decrease was primarily driven by the proceeds of $1.325 billion received from the sale of the Alkali business in 2017. In addition, capital expenditures of $83 million in the current year increased compared to $63 million in the prior year primarily related to machinery and equipment upgrades and purchase of land. The current year also includes $39 million for a loan to AMIC related to a titanium slag smelter facility (see Note 1 of notes to unaudited condensed consolidated financial statements) and $1 million in proceeds received from the sale of the Henderson Electrolytic Operations (see Note 4 of notes to unaudited condensed consolidated financial statements).

Cash Flows provided by (used in) Financing Activities —Net cash used in financing activities during the nine months ended September 30, 2018 was $34 million as compared to net cash provided by financing activities of $20 million for the nine months ended September 30, 2017. The cash used in financing activities during the nine months ended September 30, 2018 was primarily driven by the higher net cash uses associated with redemption of debt instruments. During 2018, the net proceeds from the issuance of our Senior Notes due 2026 (including payments for call premium and debt issuance costs) was less than the repayments of debt as the net proceeds were used to redeem the Senior Notes due 2022 and we paid scheduled debt repayments of $16 million on our New Term Loan Facility. The cash provided by financing activities during the nine months ended September 30, 2017 was primarily driven higher net cash sources associated with the issuance of and redemption of debt instruments. During 2017, the net proceeds received from the New Term Loan Facility and issuance of our Senior Notes due 2025 was higher than the repayments of short-term and long-term debt including the redemption of our Senior Notes due 2020 (including payments for call premium and debt issuance costs).

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of September 30, 2018:

	Contractual Obligation Payments Due by Year (3)(4)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of U.S. dollars)
Long-term debt, net and lease financing (including interest) (1)	$4,377	201	404	400	3,372
Purchase obligations (2)	345	129	92	52	72
Operating leases	40	16	12	7	5
Asset retirement obligations	79	4	9	4	62
Total	$4,841	350	517	463	3,511

(1)	We calculated the Term Loan interest at a base rate of 2.2% plus a margin of 3.0%. See Note 12 of notes to our unaudited condensed consolidated financial statements.
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

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Millions of U.S. dollars)
Net income (loss) (U.S. GAAP)	$15	$(241)	$24	$(274)
Loss from discontinued operations, net of tax (see Note 3) (U.S. GAAP)	—	(213)	—	(179)
Net income (loss) from continuing operations (U.S. GAAP)	15	(28)	24	(95)
Interest expense	47	47	144	140
Interest income	(8)	(3)	(23)	(5)
Income tax provision (benefit)	6	11	(16)	10
Depreciation, depletion and amortization expense	48	45	145	136
EBITDA (non-U.S. GAAP)	108	72	274	186
Impairment loss (a)	6	—	31	—
Share-based compensation (b)	7	5	16	26
Transaction costs (c)	12	13	59	33
Restructuring (d)	—	—	—	(1)
Loss on extinguishment of debt (e)	—	28	30	28
Foreign currency remeasurement (f)	(4)	(5)	(28)	1
Settlement gain (g)	(3)	—	(3)	—
Other items (h)	2	5	9	12
Adjusted EBITDA (non-U.S. GAAP)	$128	$118	$388	$285

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Breakout of Adjusted EBITDA:	(Millions of U.S. dollars)
TiO2 segment	$150	$136	$457	$344
Unallocated Corporate	(22)	(18)	(69)	(59)
Adjusted EBITDA (non-U.S. GAAP)	$128	$118	$388	$285

(a)
Represents a pre-tax charge for the impairment and loss on sale of the assets of our Tronox Electrolytic Operations which was recorded in “Impairment loss” in the unaudited Condensed Consolidated Statements of Operations. See Note 4 of Notes to unaudited condensed consolidated financial statements.

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

(e)
2018 amounts represent debt extinguishment costs associated with the issuance of our 2026 Senior Notes and redemption of our Senior Notes due 2022. See Note 12 to unaudited condensed consolidated financial statements. 2017 amounts represent debt extinguishment costs associated with the repayment of our Prior Term Loan Facility, termination of our UBS revolver and the redemption of our Senior Notes due 2020.

(f)
Represents foreign currency remeasurement comprised of all unrealized gains and losses as well as realized gains or losses associated with nonfunctional currency intercompany receivables and payables and related derivative instruments. These amounts are included in “Other income (expense), net” in the unaudited Condensed Consolidated Statements of Operations.

(g)	Represents settlement gain related to U.S. postretirement medical plan.

(h)
Includes noncash pension and postretirement costs, severance expense, accretion expense and other items included in “Selling general and administrative expenses”, “Cost of goods sold” and “Other income (expense),  net” in the unaudited Condensed Consolidated Statements of Operations.

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

Credit Risk

Credit risk is the risk that a borrower or a counterparty will fail to meet their obligations. A significant portion of our liquidity is concentrated in trade accounts receivable that arise from sales of our products to TiO2 customers The high level of industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. We have significant exposure to credit risk in industries that are affected by cyclical economic fluctuations such as mining. We perform ongoing credit evaluations of our customers and use credit risk insurance policies from time to time, as deemed appropriate, to mitigate credit risk but generally do not require collateral. Our contracts typically enable us to tighten credit terms if we perceive additional credit risk and historic losses due to write offs of bad debt have been relatively low. In addition, due to our international operations in our TiO2 segment, we are subject to potential trade restrictions and sovereign risk in certain countries in which we operate. We maintain allowances for potential credit losses based on specific customer review and current financial conditions. During the three months ended September 30, 2018 and 2017, our ten largest third-party customers represented approximately 32% and 35%, respectively, of our consolidated net sales. During the nine months ended September 30, 2018 and 2017, our ten largest third-party customers represented approximately 29% and 36%, respectively, of our consolidated net sales.

Interest Rate Risk

Interest rate risk arises from the possibility that changes in interest rates will impact our financial results. We are exposed to interest rate risk on our floating rate debt, the New Term Loan Facility and Wells Fargo Revolver balance. Using a sensitivity analysis as of September 30, 2018, a hypothetical 1% increase in interest rates would result in a net increase to pre-tax loss of approximately $4 million on an annualized basis. This is due to the fact that earnings on our floating rate financial assets of $1.7 billion at September 30, 2018 would increase by the full 1%, offsetting the impact of a 1% increase in interest expense on our $2.1 billion New Term Loan Facility balance.

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

Commencing during the second quarter of 2018, we entered into foreign currency contracts for the South African rand to reduce exposure of our foreign affiliates’ balance sheet to fluctuations in foreign currency rates. At September 30, 2018, the fair value of the foreign currency contracts was a loss of $6 million.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of Tronox’s management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”), as of September 30, 2018, the end of the period covered by this report. Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date. Tronox’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Tronox in the reports that it files or submits under the Exchange Act is accumulated and communicated to Tronox’s management, including Tronox’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation of our internal controls over financial reporting was also performed to determine whether any changes have occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 6, 2018

TRONOX LIMITED (Registrant)

	By:	/s/ Robert Loughran
	Name:	Robert Loughran
	Title:	Vice President, Corporate Controller

By:	/s/ Timothy Carlson
Name:	Timothy Carlson
Title:	Senior Vice President and Chief Financial Officer