Form 10-K/A
period 2018-12-31
Tronox Ltd
filed 2019-03-01
CIK 1530804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Annual Report of Tronox Limited (the “Company”) on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission on February 28, 2019 (the “Original Filing”). This Amendment No. 1 is being filed for the purpose of correcting (1) an inadvertent omission of the conformed signature of PricewaterhouseCoopers LLP, our independent registered public accounting firm, in the “Report of Independent Registered Public Accounting Firm” in the Original Filing, and (2) a typographical error in “Item 8 Financial Statements and Supplementary Data” in the Original Filing. Except for these corrections, there have been no changes in any of the financial or other information contained in the report.

This Amendment No. 1 does not reflect events occurring after the Original Filing, or modify or update the disclosures therein in any way other than as required to reflect the amendments set forth below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March 2019.

Tronox Limited

/s/ TIMOTHY CARLSON
Timothy Carlson
Senior Vice President and Chief Financial Officer

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