Form 10-Q
period 2019-03-31
Tronox Holdings plc
filed 2019-05-10
CIK 1530804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to ___________

1-35573
(Commission file number)

TRONOX HOLDINGS PLC
(Exact Name of Registrant as Specified in its Charter) extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

England and Wales	98-1467236
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

263 Tresser Boulevard, Suite 1100 Stamford, Connecticut 06901	25 Bury Street, 3rd Floor London SW1Y 2AL, England

Registrant’s telephone number, including area code: (203) 705-3800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary Shares, par value $0.01 per share	New York Stock Exchange

Trading Symbol: TROX

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

As of May 9, 2019, the Registrant had 149,318,462 ordinary shares outstanding.

Item 1.	Financial Statements (Unaudited)

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Net sales	$390	$442
Cost of goods sold	307	327
Gross profit	83	115
Selling, general and administrative expenses	67	76
Impairment loss	—	25
Income from operations	16	14
Interest expense	(49)	(49)
Interest income	9	8
Loss on extinguishment of debt	(2)	—
Other expense, net	(2)	(9)
Loss before income taxes	(28)	(36)
Income tax provision	(2)	(5)
Net loss	(30)	(41)
Net income attributable to noncontrolling interest	4	3
Net loss attributable to Tronox Holdings plc	$(34)	$(44)

Net loss per share, basic and diluted	$(0.27)	$(0.36)

Weighted average shares outstanding, basic and diluted (in thousands)	124,296	122,327

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(Millions of U.S. dollars)

	Three Months Ended March 31,
	2019	2018
Net loss	$(30)	$(41)
Other comprehensive income:
Foreign currency translation adjustments	—	59
Pension and postretirement plans:
Amortization of unrecognized actuarial losses, net of taxes of nil and less than $1 million for the three months ended March 31, 2019 and 2018, respectively	—	1

Other comprehensive income	—	60

Total comprehensive (loss) income	(30)	19

Comprehensive income attributable to noncontrolling interest:
Net income	4	3
Foreign currency translation adjustments	11	15
Comprehensive income attributable to noncontrolling interest	15	18

Comprehensive (loss) income attributable to Tronox Holdings plc	$(45)	$1

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	March 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$1,068	$1,034
Restricted cash	666	662
Accounts receivable, net of allowance for doubtful accounts	300	317
Inventories, net	486	479
Prepaid and other assets	49	50
Income taxes receivable	2	2
Total current assets	2,571	2,544
Noncurrent Assets
Property, plant and equipment, net	992	1,004
Mineral leaseholds, net	787	796
Intangible assets, net	169	176
Lease right of use assets	62	—
Deferred tax assets	35	37
Other long-term assets	110	85
Total assets	$4,726	$4,642

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$150	$133
Accrued liabilities	119	140
Short-term lease liabilities	19	—
Short-term debt	94	—
Long-term debt due within one year	58	22
Income taxes payable	2	5
Total current liabilities	442	300
Noncurrent Liabilities
Long-term debt, net	3,223	3,139
Pension and postretirement healthcare benefits	91	93
Asset retirement obligations	70	68
Long-term lease liabilities	44	—
Long-term deferred tax liabilities	159	163
Other long-term liabilities	17	17
Total liabilities	4,046	3,780

Commitments and Contingencies
Shareholders’ Equity
Tronox Holdings plc ordinary shares, par value $0.01 — 125,738,462 shares issued and outstanding at March 31, 2019 and 123,015,301 shares issued and 122,933,845 shares outstanding at December 31, 2018	1	1
Capital in excess of par value	1,584	1,579
Accumulated deficit	(397)	(357)
Accumulated other comprehensive loss	(612)	(540)
Total Tronox Holdings plc shareholders’ equity	576	683
Noncontrolling interest	104	179
Total equity	680	862
Total liabilities and equity	$4,726	$4,642

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Millions of U.S. dollars)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(30)	$(41)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	47	48
Deferred income taxes	(3)	3
Share-based compensation expense	8	7
Amortization of deferred debt issuance costs and discount on debt	2	5
Impairment loss	—	25
Loss on extinguishment of debt	2	—
Other non-cash affecting net loss	6	10
Changes in assets and liabilities:
Decrease in accounts receivable, net	19	1
Increase in inventories, net	(10)	(9)
Increase in prepaid and other assets	(1)	(1)
Increase (decrease) in accounts payable and accrued liabilities	8	(47)
Net changes in income tax payables and receivables	(3)	(2)
Changes in other non-current assets and liabilities	(6)	(3)
Cash provided by (used in) operating activities	39	(4)

Cash Flows from Investing Activities:
Capital expenditures	(25)	(28)
Loans	(25)	—
Cash used in investing activities	(50)	(28)

Cash Flows from Financing Activities:
Repayments of long-term debt	(101)	(6)
Proceeds from short-term debt	94	—
Proceeds from long-term debt	222	—
Acquisition of noncontrolling interest	(148)	—
Debt issuance costs	(4)	(1)
Proceeds from the exercise of warrants	—	2
Dividends paid	(7)	(6)
Restricted stock and performance-based shares settled in cash for withholding taxes	(6)	(4)
Cash provided by (used in) financing activities	50	(15)

Effects of exchange rate changes on cash and cash equivalents and restricted cash	(1)	7

Net increase (decrease) in cash, cash equivalents and restricted cash	38	(40)
Cash, cash equivalents and restricted cash at beginning of period	1,696	1,769

Cash, cash equivalents and restricted cash at end of period	$1,734	$1,729

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Millions of U.S. dollars, except for shares)

For the three months ended March 31, 2019

	Tronox Holdings plc Ordinary Shares (in thousands)	Tronox Holdings plc Ordinary Shares (Amount)	Capital in Excess of par Value	(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Tronox Holdings plc Shareholders’ Equity	Non- controlling Interest	Total Equity

Balance at December 31, 2018	122,934	$1	$1,579	$(357)	$(540)	$683	$179	$862
Net (loss) income	—	—	—	(34)	—	(34)	4	(30)
Other comprehensive (loss) income	—	—	—	—	(11)	(11)	11	—
Shares-based compensation	3,306	—	8	—	—	8	—	8
Shares cancelled	(502)	—	(6)	—	—	(6)	—	(6)
Acquisition of noncontrolling interest	—	—	3	—	(61)	(58)	(90)	(148)
Ordinary share dividends ($0.045 per share)	—	—	—	(6)	—	(6)	—	(6)

Balance at March 31, 2019	125,738	$1	$1,584	$(397)	$(612)	$576	$104	$680

For the three months ended March 31, 2018

	Tronox Holdings plc Ordinary Shares (in thousands)	Tronox Holdings plc Ordinary Shares (Amount)	Capital in Excess of par Value	(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Tronox Holdings plc Shareholders’ Equity	Non- controlling Interest	Total Equity

Balance at December 31, 2017	121,271	$1	$1,558	$(327)	$(403)	$829	$186	$1,015
Net (loss) income	—	—	—	(44)	—	(44)	3	(41)
Other comprehensive income (loss)	—	—	—	—	45	45	15	60
Shares-based compensation	1,099	—	7	—	—	7	—	7
Shares cancelled	(222)	—	(4)	—	—	(4)	—	(4)
Warrants and options exercised	338	—	2	—	—	2	—	2
Ordinary share dividends ($0.045 per share)	—	—	—	(6)	—	(6)	—	(6)

Balance at March 31, 2018	122,486	$1	$1,563	$(377)	$(358)	$829	$204	$1,033

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Millions of U.S. dollars, except share, per share and metric tons data or unless otherwise noted)

1.	The Company

Prior to March 27, 2019, Tronox Limited was a public limited company registered under the laws of the State of Western Australia. On March 27, 2019, we re-domiciled to the United Kingdom from Australia (“Re-domicile Transaction”) and became Tronox Holdings plc (referred to herein as “Tronox,” “we,” “us,” or “our”), a public limited company registered under the laws of England and Wales.  The Re-domicile Transaction was effected by “top-hatting” Tronox Limited with Tronox Holdings plc Class A ordinary shares and Class B ordinary shares of Tronox Limited were exchanged on a 1:1 basis for ordinary shares in Tronox Holdings plc. As a result, the Class A ordinary shares of Tronox Limited were delisted from the New York Stock Exchange (“NYSE”) and the ordinary shares of Tronox Holdings plc were listed on the NYSE in its place. Tronox Limited also became a wholly-owned subsidiary of Tronox Holdings plc following the completion of the re-domiciling transaction. The Re-domicile Transaction had an impact on capital gains tax for our ordinary shares held by Exxaro Resources Limited (“Exxaro”). See “Exxaro Mineral Sands Transaction Completion Agreement” below for a discussion of our agreement with Exxaro associated with South African capital gains tax.

Through March 31, 2019, we had global operations in North America, Europe, South Africa, and the Asia-Pacific region and classified our business into one operating segment, which is also our reportable segment, TiO2. As of March 31, 2019, we operated three titanium dioxide (“TiO2”) pigment production facilities in the United States, the Netherlands and Western Australia and operated three separate mining operations located in South Africa and Western Australia.

On April 10, 2019, we completed the acquisition of the TiO2 business of The National Titanium Dioxide Company Ltd., a limited company organized under the laws of the Kingdom of Saudi Arabia (“Cristal”). As a result of the Cristal acquisition, we now operate titanium-bearing mineral sand mines and beneficiation and smelting operations in Australia, South Africa and Brazil to produce feedstock materials that can be processed into TiO2 for pigment, high purity titanium chemicals, including titanium tetrachloride, and Ultrafine© titanium dioxide used in certain specialty applications where nano-particulate TiO2 is required. A substantial part of our feedstock materials will be consumed in our own TiO2 pigment facilities in the United States, Australia, Brazil, UK, France, Netherlands, China and the Kingdom of Saudi Arabia (“KSA”) with a goal of delivering low cost, high-quality pigment to our coatings and other TiO2 customers throughout the world. The mining, beneficiation and smelting of titanium bearing mineral sands creates meaningful quantities of two co-products, zircon and pig iron, which we also supply to customers around the world. See Note 2 below for further details on the Cristal acquisition.

Jazan Slagger and Option Agreement

On May 9, 2018, we entered into an Option Agreement (the “Option Agreement”) with Advanced Metal Industries Cluster Company Limited (“AMIC”) pursuant to which AMIC granted us an option (the “Option”) to acquire 90% of a special purpose vehicle (the “SPV”), to which AMIC’s ownership in a titanium slag smelter facility (the “Slagger”) in The Jazan City for Primary and Downstream Industries in KSA will be contributed together with $322 million of AMIC indebtedness (the “AMIC Debt”). As of March 31, 2019, we have loaned $89 million for capital expenditures and operational expenses to facilitate the start-up of the Slagger and we have recorded this loan payment within “Other long-term assets” on the unaudited Condensed Consolidated Balance Sheet at March 31, 2019. The Option Agreement did not have a significant impact on the financial statements as of or for the periods ended March 31, 2019.

Exxaro Mineral Sands Transaction Completion Agreement

At December 31, 2018, Exxaro held 28.7 million Class B shares of Tronox Limited, or an approximate 23% interest, and those shares were converted to ordinary shares of Tronox when re-domiciled to the United Kingdom from Australia.  Exxaro also held a 26% interest in our South African operating subsidiaries and a 26% interest in a separate subsidiary based in the U.K. that held intercompany loans with our South African operating subsidiaries.

On November 26, 2018, we, certain of our subsidiaries and Exxaro entered into the Exxaro Mineral Sands Transaction Completion Agreement (the “Completion Agreement”). The Completion Agreement provides for the orderly sale of Exxaro’s remaining ownership interest in us during 2019, helped to facilitate the Re-domicile Transaction, as well as addressed several legacy issues related to our 2012 acquisition of Exxaro’s mineral sands business.

Pursuant to the terms of the Completion Agreement, on May 9, 2019, we repurchased 14 million shares from Exxaro for an aggregate purchase price of approximately $200 million or $14.3185 per share. The share price was based upon a 5% discount to the 10 day volume weighted average price as of the day that Exxaro exercised their sale notice to us. The Re-domicile Transaction caused Exxaro to incur approximately $5 million of South African capital gains tax on the profit which arose when it sold 14 million ordinary shares to us on May 9, 2019 where such tax would not have been assessed but for the Re-Domicile Transaction. We agreed to pay Exxaro for such tax. As of March 31, 2019, based on the stock price and foreign exchange rate at that time, we had accrued approximately $1 million related to this payment to Exxaro, which is included in “Accrued liabilities” in our unaudited Condensed Consolidated Balance Sheets, and the balance will be recorded during the second quarter of 2019.

Furthermore, pursuant to the Completion Agreement, the parties agreed to accelerate our purchase of Exxaro’s 26% membership interest in Tronox Sands LLP, a U.K. limited liability partnership (“Tronox Sands”). On February 15, 2019, we completed the redemption of Exxaro’s ownership interest in Tronox Sands for consideration of approximately ZAR 2.06 billion (or approximately $148 million) in cash, which represented Exxaro’s indirect share of the loan accounts in our South African subsidiaries.

Following these transactions and in conjunction with the Cristal acquisition, Exxaro continues to own approximately 14.7 million shares of Tronox, or a 9.9% interest, as well as their 26% interest in our South African operating subsidiaries.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2018. The unaudited Condensed Consolidated Balance Sheet as of December 31, 2018 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”) which includes a lessee accounting model that recognizes two types of leases - finance leases and operating leases. The new standard requires a lessee to recognize on the balance sheet, for all leases of more than 12 months, a lease liability, which corresponds to the discounted obligation of future lease payments arising from a lease, and a right-of-use (“ROU”) asset, which represents the lessee’s right to use, or control the use of, the underlying asset over the lease term.

On January 1, 2019, we adopted the new standard using the cumulative-effect adjustment approach and recorded a lease liability and related right-of-use asset of $66 million and $64 million, respectively. We elected the package of practical expedients under the transition guidance, which does not require the reassessment of whether existing contracts contain a lease or whether the classification or unamortized initial direct costs of existing leases would be different under the new guidance. As an accounting policy election, we excluded short-term leases (leases that have a term of 12 months or less and do not include a purchase option that we are reasonably certain to exercise) from the balance sheet presentation. Additionally, we elected to account for non-lease components in a contract as part of a single lease component for all asset classes. We implemented a new lease management system and updated our business processes and internal controls to address relevant risks associated with the implementation of the new standard including the preparation of the required financial information and disclosures.  See Note 14 for details.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (“Topic 820”): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The standard modifies the disclosure requirements in Topic 820, Fair Value Measurement, by: removing certain disclosure requirements related to the fair value hierarchy; modifying existing disclosure requirements related to measurement uncertainty; and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, with early adoption permitted. We will assess the impact, if any, that the standard may have on our disclosure requirements.

In August 2018, the FASB also issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. The standard modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing and adding certain disclosures for these plans. The eliminated disclosures include (a) the amounts in Accumulated Other Comprehensive Income expected to be recognized in net periodic benefit costs over the next fiscal year, (b) the amount and timing of plan assets expected to be returned to the employer, and (c) the effects of a one-percentage-point change in assumed health care cost trend rates on the net periodic benefit costs and the benefit obligation for postretirement health care benefits. The new disclosures include the interest crediting rates for cash balance plans and an explanation of significant gains and losses related to changes in benefit obligations. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020, with early adoption permitted. We will assess the impact, if any, that the standard may have on our disclosure requirements.

2.	Cristal Acquisition

On April 10, 2019 (“Cristal Transaction Date”), we announced the completion of the acquisition of the TiO2 business of Cristal for $1.673 billion of cash, subject to a working capital adjustment, plus 37,580,000 ordinary shares (the “Cristal Transaction”). The total acquisition price, including the value of the ordinary shares at $14 per share on the closing date of the Cristal Transaction, is approximately $2.2 billion, subject to a working capital and noncurrent liability adjustment.

In order to obtain regulatory approval for the Cristal Transaction, the Federal Trade Commission (“FTC”) required us to divest Cristal’s North American TiO2 business to INEOS Enterprises (“INEOS”). On May 1, 2019, we completed the divestiture transaction and received proceeds of approximately $700 million, subject to a working capital adjustment. In addition, the previously announced divestiture of the 8120 paper laminate grade to Venator Materials PLC (“Venator”), which we were required to undertake by the European Commission in order to consummate the Cristal Transaction was completed on April 26, 2019.  Under the terms of the agreement, we will supply the 8120 grade product to Venator under a supply agreement for an initial term of 2 years, and extendable up to 3 years, to allow for the transfer of the manufacturing of the 8120 grade to Venator. Total cash consideration is 8 million Euros, of which 1 million Euros was paid at the closing and the remaining 7 million Euros will be paid in equal installments during the second quarters of 2020 and 2021. As a result of consummating the sale, we expect to record a loss of approximately $19 million during the second quarter of 2019.

Initially, we intended to divest Cristal’s North American operations to Venator.  When we announced the divestiture of the 8120 Grade to Venator on July 16, 2018, we also announced that we had entered into a binding Memorandum of Understanding (“MOU”) with Venator providing for the negotiation in good faith of a definitive agreement to sell the entirety of Cristal’s North American operations to Venator if a divestiture of all or a substantial part of Ashtabula was required to secure final FTC regulatory approval for the Cristal Transaction. The MOU granted Venator exclusivity for a period of 75 days to negotiate a definitive agreement for the sale of the entirety of the Ashtabula complex.  The MOU also provided for a $75 million break fee if, among other things, the parties, despite negotiating in good-faith and in conformity with the terms in the MOU, failed to reach a definitive agreement for the sale of Cristal’s North American operations and Tronox was able to consummate both the Cristal Transaction and the paper-laminate grade divestiture to Venator.  See Note 16 for a further discussion of the $75 million break fee.

We funded the Cristal Transaction through existing cash, borrowings from our Wells Fargo Revolver, and restricted cash borrowed under the Blocked Term Loan which became available to us upon the consummation of the Cristal Transaction. See Note 12 for further details of the Cristal Transaction financing. We will account for the Cristal Transaction under ASC 805, Business Combinations, which requires recording assets and liabilities at fair value. Under the acquisition method of accounting, each tangible and separately identifiable intangible asset acquired and liabilities assumed will be recorded based on their preliminary estimated fair values on the Cristal Transaction Date.

3.	Revenue

We recognize revenue at a point in time when the customer obtains control of the promised products. For most transactions this occurs when products are shipped from our manufacturing facilities or at a later point when control of the products transfers to the customer at a specified destination or time.

Contract assets represent our rights to consideration in exchange for products that have transferred to a customer when the right is conditional on situations other than the passage of time. For products that we have transferred to our customers, our rights to the consideration are typically unconditional and only the passage of time is required before payments become due. These unconditional rights are recorded as accounts receivable. As of March 31, 2019, and December 31, 2018, we did not have material contract asset balances.

Contract liabilities represent our obligations to transfer products to a customer for which we have received consideration from the customer. Infrequently we may receive advance payment from our customers that is accounted for as deferred revenue. Deferred revenue is earned when control of the product transfers to the customer, which is typically within a short period of time from when we received the advanced payment. Contract liability balances as of March 31, 2019 and December 31, 2018 were less than $1 million. Contract liability balances were reported as “Accounts payable” in the unaudited Condensed Consolidated Balance Sheets.  All contract liabilities as of March 31, 2018 were recognized as revenue in “Net sales” in the unaudited Condensed Consolidated Statements of Operations during the first quarter of 2019.

Disaggregation of Revenue

We operate under one operating and reportable segment, TiO2. See Note 21 for details. We disaggregate our revenue from contracts with customers by product type and geographic area. We believe this level of disaggregation appropriately depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors and reflects how our business is managed.

Net sales to external customers by geographic areas where our customers are located were as follows:

	Three Months Ended March 31,
	2019	2018
North America	$138	145
South and Central America	13	16
Europe, Middle-East and Africa	130	146
Asia Pacific	109	135
Total net sales	$390	$442

Net sales from external customers for each similar type of product were as follows:

	Three Months Ended March 31,
	2019	2018
Pigment	$286	333
Zircon	64	61
Pig iron	19	19
Feedstock and other products	21	17
Electrolytic	—	12
Total net sales	$390	$442

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

On September 1, 2018, Tronox LLC, our indirect wholly owned subsidiary sold to EMD Acquisition LLC certain of the assets and liabilities of our Henderson Electrolytic Operations based in Henderson, Nevada (the “Henderson Electrolytic Operations”), a component of our TiO2 segment, for $1.3 million in cash and a Secured Promissory Note of $4.7 million. On December 27, 2018, we received the full settlement of the Promissory Note of $4.7 million from EMD Acquisition LLC. For the year ended December 31, 2018 a total pre-tax loss on the sale of $31 million was recorded in “Impairment loss” in the unaudited Condensed Consolidated Statements of Operations, of which $25 million had been recognized during the three months ended March 31, 2018. The remaining loss of $6 million was recognized during the third quarter of 2018, primarily due to an amendment to the original purchase agreement which reduced the initially agreed consideration from $13 million to $6 million.

5.	Income Taxes

Our operations are conducted through various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.

Income (loss) before income taxes is comprised of the following:

	Three Months Ended March 31,
	2019	2018
Income tax provision	$(2)	$(5)
Loss before income taxes	$(28)	$(36)
Effective tax rate	(7)%	(14)%

Tronox Holdings plc, a U.K. corporation, became the public parent during the three months ended March 31, 2019. During the three months ended March 31, 2018, Tronox Limited was the public parent, registered under the laws of the State of Western Australia but managed and controlled in the U.K . The statutory tax rate in the U.K. at both March 31, 2019 and 2018 was 19%. The effective tax rate for both the three months ended March 31, 2019 and 2018 differs from the U.K. statutory rate of 19% primarily due to income and losses in jurisdictions with full valuation allowances, disallowable expenditures, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate.

The statutory tax rates on income earned in Australia (30%), the United States (21%), South Africa (28%), and the Netherlands (25%) are higher than the U.K. statutory rate of 19%. The statutory tax rate on income earned in Switzerland (8%) and Jersey (0%) are lower than the U.K. statutory rate of 19%. Also, we continue to maintain a full valuation allowance in the U.S. and Australia. Tax rates will be reduced in the Netherlands and the United Kingdom to 20.5% and 17%, respectively, in future years.

As of June 30, 2018, we determined that sufficient positive evidence existed to reverse the valuation allowance attributable to our operating subsidiary in the Netherlands. We continue to maintain full valuation allowances related to the total net deferred tax assets in Australia and the U.S., as we cannot objectively assert that these deferred tax assets are more likely than not to be realized. It is reasonably possible that a portion of these valuation allowances could be reversed within the next year due to increased book profitability levels and the acquisition of the Cristal TiO2 business. Until these valuation allowances are eliminated, future provisions for income taxes for these jurisdictions will include no tax benefits with respect to losses incurred and tax expense only to the extent of current state tax payments. Additionally, we have valuation allowances against specific tax assets in the Netherlands, South Africa, and the U.K.

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

We believe that we have made adequate provision for income taxes that may be payable with respect to years open for examination; however, the ultimate outcome is not presently known and, accordingly, adjustments to our provisions may be necessary and/or reclassifications of noncurrent tax liabilities to current may occur in the future.

6.	Loss Per Share

The computation of basic and diluted loss per share for the periods indicated is as follows:

	Three Months Ended March 31,
	2019	2018
Numerator – Basic and Diluted:
Net loss	$(30)	$(41)
Less: Net income attributable to noncontrolling interest	4	3
Undistributed net loss attributable to Tronox Holdings plc	$(34)	$(44)

Denominator – Basic and Diluted:
Weighted-average ordinary shares (in thousands)	124,296	122,327
Net loss per Ordinary Share:
Basic and diluted net loss per ordinary share	$(0.27)	$(0.36)

Net loss per ordinary share amounts were calculated from exact, not rounded net loss and share information.  Prior to January 2019, we had issued shares of restricted stock which were participating securities that did not have a contractual obligation to share in losses; therefore, when we had a net loss, none of the loss was allocated to participating securities. The restricted stock vested on January 29, 2019. For both the three months ended March 31, 2019 and 2018, the two-class method did not have an effect on our net loss per ordinary share calculation, and as such, dividends paid during these periods did not impact this calculation.

In computing diluted net loss per share under the two-class method, we considered potentially dilutive shares. Anti-dilutive shares not recognized in the diluted net loss per share calculation for the three ended March 31, 2019 and 2018 were as follows:

	March 31,
	2019	2018
Options	1,307,735	1,707,133
Restricted share units	5,176,210	5,388,754

7.	Inventories, Net

Inventories, net consisted of the following:

	March 31, 2019	December 31, 2018
Raw materials	$91	$102
Work-in-process	46	43
Finished goods, net	245	225
Materials and supplies, net	104	109
Inventories, net – current	$486	$479

Materials and supplies, net consists of processing chemicals, maintenance supplies, and spare parts, which will be consumed directly and indirectly in the production of our products.

At March 31, 2019 and December 31, 2018, inventory obsolescence reserves primarily for materials and supplies were $14 million and $13 million, respectively. Reserves for lower of cost and net realizable value was $17 million each at March 31, 2019 and December 31, 2018.

8.	Property, Plant and Equipment, Net

Property, plant and equipment, net of accumulated depreciation, consisted of the following:

	March 31, 2019	December 31, 2018
Land and land improvements	$96	$96
Buildings	245	242
Machinery and equipment	1,415	1,395
Construction-in-progress	55	63
Other	39	39
Subtotal	1,850	1,835
Less: accumulated depreciation	(858)	(831)
Property, plant and equipment, net (1)	$992	$1,004

Substantially all of the Property, plant and equipment, net is pledged as collateral for our debt. See Note 12.

The table below summarizes depreciation expense related to property, plant and equipment for the periods presented, recorded in the specific line items in our unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2019	2018
Cost of goods sold	$32	$33
Selling, general and administrative expenses	1	1
Total	$33	$34

9.	Mineral Leaseholds, Net

Mineral leaseholds, net of accumulated depletion, consisted of the following:

	March 31, 2019	December 31, 2018
Mineral leaseholds	$1,237	$1,238
Less: accumulated depletion	(450)	(442)
Mineral leaseholds, net	$787	$796

Depletion expense relating to mineral leaseholds recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations was $8 million, during each of the three months ended March 31, 2019 and 2018.

10.	Intangible Assets, Net

Intangible assets, net of accumulated amortization, consisted of the following:

	March 31, 2019			December 31, 2018
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$291	$(158)	$133	$291	$(154)	$137
TiO2 technology	32	(13)	19	32	(13)	19
Internal-use software	47	(30)	17	47	(27)	20
Intangible assets, net	$370	$(201)	$169	$370	$(194)	$176

The table below summarizes amortization expense related to intangible assets for the periods presented, recorded in the specific line items in our unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2019	2018
Cost of goods sold	$—	$—
Selling, general and administrative expenses	6	6
Total	$6	$6

Estimated future amortization expense related to intangible assets is $20 million for the remainder of 2019, $26 million for 2020 and 2021, $23 million for 2022, $22 million for 2023 and $52 million thereafter.

11.	Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2019	December 31, 2018
Employee-related costs and benefits	$45	$69
Interest	33	16
Sales rebates	15	18
Taxes other than income taxes	7	5
Asset retirement obligations	5	6
Derivatives	—	6
Professional fees and other	14	20
Accrued liabilities	$119	$140

12.	Debt

On March 22, 2019, we entered into a consent and amendment to the global senior secured asset-based syndicated revolving credit facility with Wells Fargo Bank, N.A. (the “Wells Fargo Revolver”), and an amendment to our Term Loan Facility. The purpose of each amendment was to, among other things, (i) permit the refinancing of certain existing indebtedness incurred by our South African subsidiaries, Tronox KZN Sands Proprietary Limited and Tronox Mineral Sands Proprietary Limited, and the proposed uses of proceeds thereof, and (ii) implement required provisions in both the Wells Fargo Revolver and Term Loan Facility necessary in connection with establishment of Tronox Holdings plc.

On March 25, 2019,  our South African subsidiaries entered into an agreement for a revolving credit facility (the “Standard Bank Revolver”) and a new term loan facility (the “Standard Bank Term Loan”) with The Standard Bank of South Africa Limited as discussed below.

Wells Fargo Revolver

On September 22, 2017, we entered into a the Wells Fargo Revolver which provided us with up to $550 million of revolving credit lines, with an $85 million sublimit for letters of credit, and has a maturity date of September 22, 2022. Our availability of revolving credit loans and letters of credit is subject to a borrowing base.

The Wells Fargo Revolver amendment discussed above also modified certain components of the borrowing base in order to increase the potential availability of credit under the Wells Fargo Revolver.  We also voluntarily reduced the revolving credit lines under the Wells Fargo Revolver from $550 million to $350 million. As a result of this modification, we accelerated the recognition of a portion of the deferred financing costs related to the Wells Fargo Revolver and during the three months ended March 31, 2019, recorded a charge of $2 million in “Loss on extinguishment of debt” within the unaudited Condensed Consolidated Statement of Operations.

On March 29, 2019, we borrowed $80 million under the Wells Fargo Revolver, and also had $21 million of issued and undrawn letters of credit under the Wells Fargo Revolver, which remained outstanding at March 31, 2019. There were no balances outstanding at December 31, 2018.

ABSA Revolving Credit Facility

On December 13, 2017, our South African subsidiaries entered into an agreement for a revolving credit facility with ABSA Bank Limited (“ABSA”) acting through its ABSA Capital Division for an amount up to R750 million (approximately $52 million at December 31, 2018 exchange rate) maturing on December 13, 2020 (the “ABSA Revolver”). In connection with the Standard Bank Revolver entered into on March 25, 2019, discussed below, the ABSA Revolver was terminated on March 26, 2019. As a result of the termination, we accelerated the recognition of the remaining deferred financing costs related to the ABSA Revolver during the three months ended March 31, 2019.and recorded less than $1 million in “Loss on extinguishment of debt” within the unaudited Condensed Consolidated Statement of Operations.

Standard Bank Credit Facility

On March 25, 2019, our South African subsidiaries entered into the Standard Bank Revolver for an amount up to R1 billion (approximately $69 million at March 31, 2019 exchange rate) maturing on March 25, 2022. The Standard Bank Revolver bears interest at the Johannesburg Interbank Average Rate (“JIBAR”) plus 260 basis points when net leverage for our South African subsidiaries (total combined debt outstanding under the Standard Bank Revolver and Standard Bank Term Loan less cash and cash equivalents divided by the consolidated EBITDA) is less than 1.5 and JIBAR plus 285 basis points when net leverage is greater than 1.5. At March 31, 2019, we had R200 million (approximately $14 million at March 31, 2019 exchange rate) in outstanding borrowings on the Standard Bank Revolver.

Standard Bank Term Loan Facility

On March 25, 2019, our South African subsidiaries, Tronox KZN Sands Proprietary Limited and Tronox Mineral Sands Proprietary Limited, entered into the Standard Bank Term Loan with a maturity date of March 25, 2024. The Term Loan Facility consists of (i) an aggregate principal amount of R2.6 billion (approximately $180 million at March 31, 2019 exchange rate) (“Amortizing Loan”) the principal of which will be paid back at 5 percent per quarter over the five year term of the loan, and (ii) an aggregate principal amount of R600 million (approximately $42 million at March 31, 2019 exchange rate) (“Bullet Loan”) the principal of which will be paid back at the maturity date of the Standard Bank Term Loan.

The Amortizing and Bullet Loans bear interest at JIBAR plus 260 basis points and 295 basis points when net leverage South African subsidiaries is less than 1.5 and JIBAR plus 285 basis points and 315 basis points when net leverage is greater than 1.5, respectively.

Long-term Debt

Long-term debt, net of an unamortized discount and debt issuance costs, consisted of the following:

	Original Principal	Annual Interest Rate	Maturity Date	March 31, 2019	December 31, 2018
Term Loan Facility, net of unamortized discount (1) (2)	$2,150	Variable	9/22/2024	$2,019	$2,119
Senior Notes due 2025	450	5.75%	10/01/2025	450	450
Senior Notes due 2026	615	6.50%	4/15/2026	615	615
Standard Bank Term Loan Facility	222	Variable	03/25/2024	222	—
Finance leases				15	16
Long-term debt				3,321	3,200
Less: Long-term debt due within one year				(58)	(22)
Debt issuance costs				(40)	(39)
Long-term debt, net				$3,223	$3,139

(1)	Average effective interest rate of 5.6% and 5.5% during the three months ended March 31, 2019 and 2018, respectively.

(2)
The Term Loan Facility consists of (i) a U.S. dollar term facility in an aggregate principal amount of $1.5 billion (the “Term Loans”) with our subsidiary, Tronox Finance LLC (“Tronox Finance”) as the borrower and (ii) a U.S. dollar term facility in an aggregate principal amount of $650 million (the “Blocked Term Loan”) with our unrestricted subsidiary, Tronox Blocked Borrower LLC (the “Blocked Borrower”) as the borrower, which Blocked Term Loan was funded into a blocked account. Upon consummation of the Cristal Transaction on April 10, 2019, the Blocked Borrower merged with and into Tronox Finance, and the Blocked Term Loan became available to Tronox Finance. In the event of an asset sale, some or all of the net proceeds from the sale may be required to be used to prepay borrowings under the Term Loan Facility based on the ratio of the total combined debt outstanding under the Term Loan Facility and the Wells Fargo Revolver to the consolidated EBITDA, as defined in the Term Loan Facility, for the previous four quarters.  If this ratio is greater than 3, then all of the net proceeds from an asset sale would be required to be used to prepay borrowings under the Term Loan Facility, while if the ratio were less than 3 but greater than 2.75, 50% of the net proceeds would be required for prepayment and if the ratio were less than 2.75, no prepayment would be required.

13.	Fair Value

Our debt is recorded at historical amounts. The following table presents the fair value of our debt at both March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Term Loan Facility	$2,013	$2,074
Standard Bank Term Loan Facility	222	—
Senior Notes due 2025	419	368
Senior Notes due 2026	586	518

We determined the fair value of the Term Loan Facility, the Senior Notes due 2025 and the Senior Notes due 2026 using quoted market prices, which under the fair value hierarchy is a Level 1 input. We determined the fair value of the Standard Bank Term Loan Facility using quoted prices for similar liabilities in active markets, which under the fair value hierarchy is a Level 2 input. Balances outstanding under our Wells Fargo Revolver and Standard Bank Revolver are carried at contractual amounts, which approximate fair value based on the short-term nature of the borrowings and variable interest rates. The fair value hierarchy for both revolvers is a Level 2 input.

We enter into foreign currency contracts for the South African rand to reduce exposure of our subsidiaries’ balance sheet accounts not denominated in the functional currency to fluctuations in foreign currency exchange rates. We use a combination of zero-cost collars or forward contracts to reduce the exposure.  For accounting purposes, these foreign currency contracts are not considered hedges. The change in fair value associated with these contracts is recorded in “Other expense, net” within the unaudited Condensed Consolidated Statement of Operations and partially offsets the change in value of third party and intercompany-related receivables not denominated in the functional currency of the subsidiary. At March 31, 2019, there was $54 million, in the aggregate, of notional amount outstanding foreign currency contracts with a fair value of a loss of less than $1 million.  We determined the fair value of the foreign currency contracts using inputs other than quoted prices in active markets that are observable either directly or indirectly. The fair value hierarchy for the foreign currency contracts is a Level 2 input. For the three months ended March 31, 2019, we have recorded realized and unrealized gains of $5 million related to foreign currency contracts in our unaudited Condensed Consolidated Statement of Operations.

The carrying value of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to the short-term nature of these items.

14.	Leases

We determine if a contract is or contains a lease at inception of the contract. Our leases are primarily operating leases. Leased assets primarily include office buildings, rail cars and motor vehicles, forklifts, and other machinery and equipment. Our leases primarily have fixed lease payments, with real estate leases typically requiring additional payments for real estate taxes and occupancy-related costs. Our real estate leases typically have initial lease terms ranging from 1 to 19 years, while our non-real estate leases typically have initial lease terms ranging from 1 to 25 years. Some of our lease agreements include options to renew, extend or early terminate the leases. Lease term is the non-cancellable period of a lease, adjusted by the period covered by an option to extend or terminate the lease if we are reasonably certain to exercise that option. Our operating leases typically do not contain purchase options we expect to exercise, residual value guarantees or other material covenants.

Operating leases are recorded under “Lease right of use assets”, “Short-term lease liabilities”, and “Long-term lease liabilities”on the unaudited Condensed Consolidated Balance Sheets. Finance leases are recorded under “Property, plant and equipment net”, “Long-term debt due within one year”, and “Long-term debt” on the unaudited Condensed Consolidated Balance Sheets. Operating lease ROU assets and lease liabilities are initially recorded at the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. Lease payments for the initial measurement of lease ROU assets and lease liabilities include fixed payments and variable payments that depend on an index or a rate. Variable lease payments that are not index or rate based are recorded as expenses when incurred. Operating lease ROU assets are amortized on a straight-line basis over the period of the lease. Finance lease ROU assets are amortized on a straight-line basis over the shorter of their estimated useful lives of leased asset and the lease terms.

Financial information for the three months ended March 31, 2019 are presented under the new standard, while comparative periods are not required since we adopted the new standard using the cumulative-effect adjustment approach.

Lease expenses for the three months ended March 31, 2019 were comprised of the following:

March 31, 2019
Operating lease expense	$7

Finance lease expense:
Amortization of right-of-use assets	$—
Interest on lease liabilities	1

Short term lease expense	4
Variable lease expense	4
Total lease expense	$16

The table below summarizes lease expense for the three months ended March 31, 2019, recorded in the specific line items in our unaudited Condensed Consolidated Statements of Operations:

March 31, 2019
Cost of goods sold	$15
Selling, general and administrative expenses	1
Total	$16

The weighted-average remaining lease term in years and weighted-average discount rates at March 31, 2019 were as follows:

March 31, 2019
Weighted-average remaining lease term:
Operating leases	4.0
Finance leases	11.3

Weighted-average discount rate:
Operating leases	9.6%
Finance leases	14.2%

The maturity analysis for operating leases and finance leases at March 31, 2019 were as follows:

	Operating Leases	Finance Leases
2019	$19	$2
2020	22	3
2021	16	3
2022	8	3
2023	4	3
Thereafter	8	17
Total lease payments	77	31
Less: imputed interest	(14)	(16)
Present value of lease payments	$63	$15

The minimum commitments for operating leases and finance leases at December 31, 2018 were as follows:

	Operating Leases	Finance Leases
2019	$15	$3
2020	6	3
2021	5	3
2022	4	3
2023	3	3
Thereafter	4	18
Total lease payments	$37	$33

Additional information relating to cash flows and ROU assets for the three months ended March 31, 2019 is as follows:

March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$7
Operating cash flows used for finance leases	1
Financing cash flows used for finance leases	—

Additional information relating to ROU assets for the three months ended March 31, 2019 is as follows:

March 31, 2019
ROU assets obtained in exchange for lease obligations:
Operating leases	$3
Finance leases (recorded in “Property, plant, and equipment, net”)	—

15.	Asset Retirement Obligations

Asset retirement obligations consist primarily of rehabilitation and restoration costs, landfill capping costs, decommissioning costs, and closure and post-closure costs. Activities related to asset retirement obligations were as follows:

	Three Months Ended March 31,
	2019	2018
Beginning balance	$74	$82
Additions	—	4
Accretion expense	1	1
Remeasurement/translation	—	1
Settlements/payments	—	(1)
Transferred with the sale of Henderson Electrolytic	—	(4)
Balance, March 31,	$75	$83

Asset retirement obligations were classified as follows:

	March 31, 2019	December 31, 2018
Current portion included in “Accrued liabilities”	$5	$6
Noncurrent portion included in “Asset retirement obligations”	70	68
Asset retirement obligations	$75	$74

16.	Commitments and Contingencies

Purchase and Capital Commitments — Includes obligations for purchase requirements of process chemicals, supplies, utilities and services entered into in the ordinary course of business. At March 31, 2019, purchase commitments were $123 million for 2019, $58 million for 2020, $40 million for 2021, $36 million for 2022, $22 million for 2023, and $69 million thereafter.

Letters of Credit—At March 31, 2019, we had outstanding letters of credit and bank guarantees of $43 million, of which $21 million were letters of credit, $21 million were bank guarantees and less than $1 million were performance bonds.

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

When we announced the divestiture of the 8120 Grade to Venator on July 16, 2018, we also announced that we had entered into a binding Memorandum of Understanding (“MOU”) with Venator providing for the negotiation in good faith of a definitive agreement to sell the entirety of Cristal’s North American operations to Venator if a divestiture of all or a substantial part of Ashtabula was required to secure final FTC regulatory approval for the Cristal Transaction.  The MOU also provided for a $75 million break fee if, among other things, the parties, despite negotiating in good-faith and in conformity with the terms in the MOU, failed to reach a definitive agreement for the sale of Cristal’s North American operations and Tronox was able to consummate both the Cristal Transaction and the paper-laminate grade divestiture to Venator.  In our opinion, Venator failed to negotiate in good faith to purchase Cristal’s North American operations for $1.1 billion, as contemplated by the MOU, and otherwise failed to comply with the MOU, and therefore we do not believe that the $75 million break fee is payable.  While no formal dispute exists today, there is a possibility that we and Venator may litigate to resolve our dispute.  Though we believe that our interpretation of the MOU is correct, there can be no assurance that we will prevail in litigation and avoid paying Venator the $75 million break fee.

17.	Accumulated Other Comprehensive Loss Attributable to Tronox Holdings plc

The tables below present changes in accumulated other comprehensive loss by component for the three months ended March 31, 2019 and 2018.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Total
Balance, January 1, 2019	$(445)	$(95)	$(540)
Other comprehensive loss	(11)	—	(11)
Acquisition of noncontrolling interest	(61)	—	(61)
Balance, March 31, 2019	$(517)	$(95)	$(612)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Derivatives	Total
Balance, January 1, 2018	$(312)	$(90)	$(1)	$(403)
Other comprehensive income	44	—	—	44
Amounts reclassified from accumulated other comprehensive income (loss)	—	1	—	1
Balance, March 31, 2018	$(268)	$(89)	$(1)	$(358)

18.	Share-Based Compensation

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

During the second quarter of 2018, terms of the Integration Incentive Award were modified to eliminate the requirement that the Cristal Transaction must close by July 1, 2018.  We accounted for this modification as a Type III modification since, at the modification date, the expectation of the award vesting changed from improbable to probable. As a result, we reversed approximately $6 million of previously recorded expense related to the Integration Incentive Award.  The issued and unvested RSUs under the Integration Incentive Award were revalued based on the closing price of the Company’s stock on the modification date and will vest on April 10, 2021 (two years from the date the Cristal Transaction closed) and based upon the achievement of established performance conditions. As a result, the estimated expense associated with the revalued award is being expensed over the period from the modification date until April 10, 2021.

During the third and fourth quarter of 2018, an additional 90,161 and 40,161 RSUs, respectively, were granted under the modified terms of the Integration Incentive Award. The estimated expense associated with these awards is being recognized over the period from the grant dates until April 10, 2021.

During the three months ended March 31, 2019, we granted RSUs which have time and/or performance conditions. Both the time-based awards and the performance-based awards are classified as equity awards. For the time-based awards that are valued at the weighted average grant date fair value, 132,728 RSUs were granted to Board members and vest a year from the date of grant and 1,143,018 RSUs were granted to management and vest ratably over a three-year period. For the performance-based awards, 1,143,018  RSUs were granted to management and cliff vest at the end of the three years. Vesting of the performance-based awards is determined based on a relative Total Stockholder Return (“TSR”) calculation compared to a peer group performance over the applicable three-year measurement period. The Company’s three-year TSR versus the peer group performance levels determines the payout percentage. The TSR metric is considered a market condition for which we use a Monte Carlo simulation to determine the grant date fair value.

The unrecognized compensation cost associated with all unvested awards at March 31, 2019 was $66 million, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

Options

There were no options exercised during the three months ended March 31, 2019.

19.	Pension and Other Postretirement Healthcare Benefits

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

The components of net periodic cost associated with our U.S. Qualified Plan recognized in the unaudited Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended March 31,
	2019	2018
Net periodic cost:
Service cost	$—	$—
Interest cost	3	3
Expected return on plan assets	(3)	(4)
Net amortization of actuarial losses	—	1
Total net periodic cost	$—	$—

The aggregate impact of interest costs, expected return on plan assets and net amortization of actuarial losses component of net periodic costs for the U.S. Qualified Plan of less than $1 million for each of the three months ended March 31, 2019 and 2018, is presented in “Other expense, net” in the unaudited Condensed Consolidated Statements of Operations.

The components of net periodic cost associated with the South Africa postretirement healthcare plan was less than $1 million for each of the three months ended March 31, 2019 and 2018.

For each of the three months period ended March 31, 2019 and 2018, we contributed $1 million to the Netherlands Multiemployer Plan, which was primarily recognized in “Cost of goods sold” in the unaudited Condensed Consolidated Statement of Operations.

20.	Related Parties

Exxaro

At December 31, 2018, Exxaro held 28.7 million Class B shares of Tronox Limited, or an approximate 23% interest, and those shares were converted to ordinary shares of Tronox when re-domiciled to the United Kingdom from Australia.  Exxaro also held a 26% interest in our South African operating subsidiaries and a 26% interest in a separate subsidiary based in the U.K. that held intercompany loans with our South African operating subsidiaries.

On November 26, 2018, we entered into the Completion Agreement with Exxaro that provides for the orderly sale of Exxaro’s remaining ownership interest in us during 2019, helped to facilitate the Re-domicile Transaction, and addressed several legacy issues related to our 2012 acquisition of Exxaro’s mineral sands business. Pursuant to the Completion Agreement, the parties agreed to accelerate our purchase of Exxaro’s 26% membership interest in Tronox Sands LLP, a U.K. limited liability partnership (“Tronox Sands”). Tronox Sands holds intercompany loans that Exxaro held prior to our 2012 acquisition of Exxaro’s mineral sands business. On February 15, 2019, we completed the acquisition of Exxaro’s ownership interest in Tronox Sands for consideration of ZAR 2.06 billion (or $148 million) in cash, which represented Exxaro’s indirect share of the loan accounts in our South African subsidiaries.

On May 9, 2019, we repurchased approximately 14 million shares from Exxaro for an aggregate purchase price of approximately $200 million or $14.3185 per share. The Re-domicile Transaction caused Exxaro to incur a liability for approximately $5 million of South African capital gains tax on the profit which arose when it sold approximately 14 million ordinary shares to us on May 9, 2019 where such tax would not have been assessed but for the Re-Domicile Transaction. Under the Completion Agreement, we agreed to pay Exxaro for such tax. As of March 31, 2019, based on the stock price and foreign currency exchange rate at that time, we had accrued approximately $1 million related to this payment to Exxaro, which is included in “Accrued liabilities” in our unaudited Condensed Consolidated Balance Sheets, and the balance will be recorded during the second quarter of 2019.

Following these transactions and in conjunction with the Cristal acquisition, Exxaro continues to own approximately 14.7 million shares of Tronox, or a 9.9% interest, as well as their 26% interest in our South African operating subsidiaries.

21.	Segment Information

We operate our business under one operating segment, TiO2, which is also our reportable segment.  The Company’s chief operating decision maker, who is its CEO, reviews financial information presented at the TiO2 level for purposes of allocating resources and evaluating financial performance. Since we operate our business under one segment, there is no difference between our consolidated results and segment results.

We disaggregate our revenue from contracts with customers by product type and geographic area. We believe this level of disaggregation appropriately depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors and reflects how our business is managed. See Note 3 for further information on revenues.

22.	Subsequent Events

On April 10, 2019 (“Cristal Transaction Date”), we announced the completion of the acquisition of the TiO2 business of Cristal for $1.673 billion of cash, subject to a working capital adjustment, plus 37,580,000 ordinary shares (the “Cristal Transaction”). The total acquisition price, including the value of the ordinary shares at $14 per share on the closing date of the Cristal Transaction, is approximately $2.2 billion, subject to a working capital and noncurrent liability adjustment.

In order to obtain regulatory approval for the Cristal Transaction, the Federal Trade Commission (“FTC”) required us to divest Cristal’s North American TiO2 business to INEOS Enterprises (“INEOS”). On May 1, 2019, we completed the divestiture transaction and received proceeds of approximately $700 million, subject to a working capital adjustment. In addition, the previously announced divestiture of the 8120 paper laminate grade to Venator Materials PLC (“Venator”), which we were required to undertake by the European Commission in order to consummate the Cristal Transaction, was completed on April 26, 2019.  Under the terms of the agreement, we will supply the 8120 grade product to Venator under a supply agreement for an initial term of 2 years, and extendable up to 3 years, to allow for the transfer of the manufacturing of the 8120 grade to Venator. Total cash consideration is 8 million Euros, of which 1 million Euros was paid at the closing and the remaining 7 million Euros will be paid in equal installments during the second quarters of 2020 and 2021. As a result of consummating the sale of the 8120 paper laminate grade, we expect to record a loss of approximately $19 million during the second quarter of 2019.

On May 9, 2019, we repurchased 14 million shares from Exxaro for an aggregate purchase price of approximately $200 million or $14.3185 per share.  As a result of Cristal acquisition and our repurchase of the 14 million shares on May 9, 2019. Exxaro’s ownership interest in US is 9.9%. The Re-domicile Transaction caused Exxaro to incur approximately $5 million of South African capital gains tax on the profit which arose when it sold 14 million ordinary shares to us on May 9, 2019 where such tax would not have been assessed but for the Re-Domicile Transaction. Under the Completion Agreement, we agreed to pay Exxaro for such tax. As of March 31, 2019, we had accrued approximately $1 million related to this payment to Exxaro, which is included in “Accrued liabilities” in our unaudited Condensed Consolidated Balance Sheets, and the balance will be recorded during the second quarter of 2019.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Tronox Holdings plc’s unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the year ended December 31, 2018. This discussion and other sections in this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties, and actual results could differ materially from those discussed in the forward-looking statements as a result of numerous factors. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements also can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms.

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

Overview

Through March 31, 2019, we had global operations in North America, Europe, South Africa, and the Asia-Pacific region and classified our business into one operating segment which is also our reportable segment, TiO2.  On April 10, 2019, we announced the completion of the acquisition of the TiO2 business of The National Titanium Dioxide Company Ltd., a limited company organized under the laws of the Kingdom of Saudi Arabia (“Cristal”).  The total acquisition price, including the value of the Ordinary Shares at $14 per share on the date of the acquisition, is approximately $2.2 billion, subject to a working capital and non-current liability adjustment.

As a result of closing the Cristal acquisition, we now operate titanium-bearing mineral sand mines and beneficiation and smelting operations in Australia, South Africa and Brazil to produce feedstock materials that can be processed into TiO2 for pigment, high purity titanium chemicals, including titanium tetrachloride, and Ultrafine© titanium dioxide used in certain specialty applications where nano-particulate TiO2 is required. A substantial part of our feedstock materials will be consumed in our own TiO2 pigment facilities in the United States, Australia, Brazil, UK, France, Netherlands, China and Saudi Arabia with a goal of delivering low cost, high-quality pigment to our coatings and other TiO2 customers throughout the world. The mining, beneficiation and smelting of titanium bearing mineral sands creates meaningful quantities of two co-products, zircon and pig iron, which we also supply to customers around the world.

In order to obtain regulatory approval for the Cristal Transaction, the Federal Trade Commission (“FTC”) required us to divest Cristal’s North American TiO2 business to INEOS Enterprises (“INEOS”). On May 1, 2019, we completed the divestiture transaction and received proceeds of approximately $700 million, subject to a working capital adjustment. In addition, the previously announced divestiture of the 8120 paper laminate grade to Venator Materials PLC (“Venator”), which we were required to undertake by the European Commission in order to consummate the Cristal Transaction was completed on April 26, 2019.  Under the terms of the agreement, we will supply the 8120 grade product to Venator under a supply agreement for an initial term of 2 years, and extendable up to 3 years, to allow for the transfer of the manufacturing of the 8120 grade to Venator. Total cash consideration is 8 million Euros, of which 1 million Euros was paid at the closing and the remaining 7 million Euros will be paid in equal installments during the second quarters of 2020 and 2021. As a result of consummating the sale, we expect to record a loss of approximately $19 million during the second quarter of 2019.

Prior to March 27, 2019, Tronox Limited was a public limited company registered under the laws of the State of Western Australia. On March 27, 2019, we re-domiciled to the United Kingdom from Australia (“Re-domicile Transaction”) and became Tronox Holdings plc, a public limited company registered under the laws of England and Wales.  The Re-domicile Transaction was effected by “top-hatting” Tronox Limited with Tronox Holdings plc Class A ordinary shares and Class B ordinary shares of Tronox Limited were exchanged on a 1:1 basis for ordinary shares in Tronox Holdings plc. As a result, the Class A ordinary shares of Tronox Limited were delisted from the New York Stock Exchange (“NYSE”) and the ordinary shares of Tronox Holdings plc were listed on the NYSE in its place. Tronox Limited also became a wholly-owned subsidiary of Tronox Holdings plc following the completion of the re-domiciling transaction

Exxaro Mineral Sands Transaction Completion Agreement

At December 31, 2018, Exxaro held 28.7 million Class B shares of Tronox Limited, or an approximate 23% interest, and those shares were converted to ordinary shares of Tronox when re-domiciled to the United Kingdom from Australia.  Exxaro also held a 26% interest in our South African operating subsidiaries and a 26% interest in a separate subsidiary based in the U.K. that held intercompany loans with our South African operating subsidiaries.
On November 26, 2018, we, certain of our subsidiaries and Exxaro Resources Limited (“Exxaro”) entered into the Exxaro Mineral Sands Transaction Completion Agreement (the “Completion Agreement”).   The Completion Agreement provides for the orderly sale of Exxaro’s remaining ownership interest in us during 2019, helped to facilitate the Re-Domicile Transaction, as well as addressed several legacy issues related to our 2012 acquisition of Exxaro’s mineral sands business.

Pursuant to the terms of the Completion Agreement, on May 9, 2019, we repurchased approximately 14 million shares from Exxaro for an aggregate purchase price of approximately $200 million or $14.3185 per share. The share price was based upon a 5% discount to the 10 day volume weighted average price as of the day that Exxaro exercised their sale notice to us. The Re-domicile Transaction caused Exxaro to incur approximately $5 million of South African capital gains tax on the profit which arose when it sold approximately 14 million ordinary shares to us on May 9, 2019 where such tax would not have been assessed but for the Re-Domicile Transaction. We agreed to pay Exxaro for such tax. As of March 31, 2019, we had accrued approximately $1 million related to this payment to Exxaro, which is included in “Accrued liabilities” in our unaudited Condensed Consolidated Balance Sheets, and the balance will be recorded during the second quarter of 2019.

On February 15, 2019, we completed the redemption of Exxaro’s ownership interest in Tronox Sands LLP, a U.K. limited liability partnership (“Tronox Sands”) for consideration of approximately ZAR 2.06 billion (or approximately $148 million) in cash, which represented Exxaro’s indirect share of the loan accounts in our South African subsidiaries. Please refer to Exxaro Mineral Sands Transaction Completion Agreement within Note 1 to the notes to unaudited condensed consolidated financial statements for a further discussion of the status.

Following these transactions and in conjunction with the Cristal acquisition, Exxaro continues to own approximately 14.7 million shares of Tronox, or a 9.9% interest, as well as their 26% interest in our South African operating subsidiaries.
Debt

On March 22, 2019, we entered into a consent and amendment to the global senior secured asset-based syndicated revolving credit facility with Wells Fargo Bank, N.A. (the “Wells Fargo Revolver”), and an amendment to ourTerm Loan Facility. The purpose of each amendment was to, among other things, (i) permit the refinancing of certain existing indebtedness incurred by our South African subsidiaries, Tronox KZN Sands Proprietary Limited and Tronox Mineral Sands Proprietary Limited, and the proposed uses of proceeds thereof, and (ii) implement required provisions in both the Wells Fargo Revolver and Term Loan Facility necessary in connection with establishment of Tronox Holdings plc. On March 25, 2019, our South African subsidiaries entered into an agreement for a revolving credit facility (the “Standard Bank Revolver”) and a new term loan facility (the “Standard Bank Term Loan”) with The Standard Bank of South Africa Limited. See Note 12 to the Notes to Consolidated Financial Statements for a further discussion.

Business Environment

The following discussion includes trends and factors that may affect future operating results:
Pigment selling prices declined moderately in the third and fourth quarters of 2018 and, in the first quarter of 2019, were slightly lower than the fourth quarter on a local currency basis. Pigment sales volumes increased by 10% compared to the fourth quarter of 2018, while for zircon, we experienced a decline in sales volumes from the fourth quarter in part due to the timing of shipments that can vary quarter to quarter. High-grade feedstock also declined in the current quarter compared to the fourth quarter due to the timing of shipments.

Gross profit declined sequentially from the fourth quarter to the first quarter due to the lower margin from less co-product and feedstock sales, unfavorable overhead absorption due to lower mineral sands production volumes, unfavorable production costs in the fourth quarter that were capitalized into inventory cost and then have impacted our gross profit in the first quarter as the products were sold. Partially offsetting these impacts were lower production costs for zircon.

Consolidated Results of Operations from Continuing Operations
Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018

	Three Months Ended March 31,
	2019	2018	Variance
	(Millions of U.S. Dollars)

Net sales	$390	$442	$(52)
Cost of goods sold	307	327	(20)
Gross profit	83	115	(32)
Gross Margin	21%	26%	(5) pts

Selling, general and administrative expenses	67	76	(9)
Impairment loss	—	25	(25)
Income from operations	16	14	2
Interest expense	(49)	(49)	—
Interest income	9	8	1
Loss on extinguishment of debt	(2)	—	(2)
Other income (expense), net	(2)	(9)	7
Income (loss) from operations before income taxes	(28)	(36)	8
Income tax provision	(2)	(5)	3
Net income (loss) from operations	$(30)	$(41)	$11

Effective tax rate	(7)%	(14)%	(7) pts

EBITDA (1)	$59	$53	$6
Adjusted EBITDA (1)	$80	$117	$(37)
Adjusted EBITDA as% of Net Sales	21%	26%	(5) pt s

(1)
EBITDA and Adjusted EBITDA are Non-U.S. GAAP financial measures. Please refer to the “Non-U.S. GAAP Financial Measures” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of these measures and a reconciliation of these measures to Net income (loss) from operations.

Net sales of $390 million for the three months ended March 31, 2019 decreased by 12% compared to $442 million for the same period in 2018 primarily due to lower pigment sales volumes and absence of revenue from the Electrolytic business sold in September 2018. Net sales by type of product for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
(Millions of dollars)	2019	2018	Variance	Percentage
Pigment	$286	$333	$(47)	(14)%
Zircon	64	61	3	5%
Pig iron	19	19	—	—%
Feedstock and other products	21	17	4	24%
Electrolytic	—	12	(12)	(100)%
Total net sales	$390	$442	$(52)	(12)%

For the three months ended March 31, 2019, pigment revenue was lower compared to the prior year quarter driven by a 10% or $36 million reduction in sales volumes and a 5% or $5 million decrease in average selling prices. Foreign currency translation also contributed $6 million to the pigment revenue declines, due to the weakening Euro. The decline in sales volumes and average selling prices was experienced across all regions except for North America where both volumes and prices were higher. Zircon revenues were slightly higher from the year-ago quarter as average selling prices increased 17% or $9 million, partially offset by a 10% or $6 million decrease in sales volume, due to the timing of shipments. Pig iron revenues were flat, as a moderate increase in average selling prices was offset by a slight decrease in sales volume. Feedstock and other products revenues were higher from the year-ago quarter, primarily driven by higher synthetic rutile and slag fines sales volumes, partially offset by declines in ilmenite sales. There were no ilmenite sales in the current quarter compared to $5 million of ilmenite sales in the year-ago quarter as we are not actively selling ilmenite in the market at this time in preparation for our expanded internal requirements following the closing of the Cristal acquisition.

Our first quarter revenue of $390 million represents a 9% decrease as compared to the fourth quarter of 2018. The decline in sequential revenue was primarily driven by a $37 million decrease in sales volumes for feedstock and other products, led by CP slag, which decreased $29 million. Zircon revenue was lower sequentially as sales volumes decreased 24% or $19 million, offset partially by a 3% or $1 million increase in average selling prices. Pig iron revenue decreased 24% or $6 million from the prior quarter driven by declines in sales volumes as average selling prices were flat. The co-products and feedstock revenue declines, which were due to the timing of shipments, were partially offset by a 9% or $23 million increase in pigment revenue, primarily driven by a 10% or $29 million increase in sales volumes. This increase in pigment revenue was partially offset by a 2% or $5 million decrease in average pigment selling prices and $1 million of unfavorable impact of foreign currency translation, due to the weakening Euro.

Our gross margin of $83 million was 21% of net sales compared to 26% of net sales in the year-ago quarter. The decrease in gross margin is due primarily to $47 million (12 points on gross margin) of higher costs of direct materials primarily coke, electrodes and anthracite, and $13 million (1 point on gross margin) unfavorable impact of product mix, which was caused mostly by lower pigment sales volumes. The 12 point unfavorable impact on gross margin due to higher costs of direct materials includes a benefit of $9 million in costs of goods sold due to receipt of a refund in the prior year from the South African Minestry of Finance of mineral extraction royalties.The decrease in gross profit margin was partially offset by $25 million (7 points on gross margin) of favorable impact of foreign currency translation on our cost of goods sold, primarily due to the weaker South African rand and Australian dollar. Additionally, a $3 million (1 point) increase in average selling prices, driven primarily by zircon, helped to offset some of the declines in our gross profit margin.

Selling, general and administrative expenses decreased by $9 million or 12% during the three months ended March 31, 2019 compared to the same period of the prior year. The decrease in SG&A is mainly due $13 million of lower professional fees primarily related to the Cristal transaction, partially offset by $4 million of higher R&D expenses.

Impairment losses of $25 million for the three months ended March 31, 2018 related to a charge for the impairment and expected loss on sale of the assets of our Tronox Electrolytic Operations. The Tronox Electrolytic Operations were ultimately sold on September 1, 2018. See Note 4 of notes to unaudited condensed consolidated financial statements.

Income from operations for the three months ended March 31, 2019  increased $2 million to $16 million as compared to $14 million for the prior year period primarily due to the recognition of the $25 million impairment of our Electrolytic Operations recorded in the prior year period and lower professional services for the Cristal transaction in the current year. These benefits to the income from operations comparison were substantially offset by both lower sales volumes and lower selling prices for pigment.

Adjusted EBITDA as a percentage of net sales was 21% for the three months ended March 31, 2019, a decrease of 5 points from 26% in the prior year. Lower sales volumes and lower selling prices for pigment were the primary driver of the year-over year decrease in Adjusted EBITDA percentage.

Interest expense for the three months ended March 31, 2019, was flat compared to the same period of 2018 as the impact of higher debt levels was offset by lower interest rates.

Interest income for the three months ended March 31, 2019, increased by $1 million compared to the same period in 2018 due to higher rates.

Loss on extinguishment of debt was $2 million for the three months ended March 31, 2019 resulting from a modification to our Wells Fargo Revolver and the termination of the ABSA Revolver. See Note 12 of notes to unaudited condensed consolidated financial statements for further details.

Other expense, net for the three months ended March 31, 2019 was lower than the prior year period primarily due to $10 million of net realized and unrealized foreign currency losses incurred in the prior year as compared to a small gain in the current year. This benefit was partially offset by the recognition of a $1 million expense in the current year for the potential payment to Exxaro equal to any South African capital gains tax assessed on Exxaro in respect of any profit arising to it on a disposal of any of its ordinary shares in Tronox Holdings plc subsequent to the completion date of the Re-domicile Transaction. The foreign currency gains and losses in the current year and prior year period, respectively, are primarily driven by the South African rand used in the remeasurement of our U.S. dollar denominated working capital balances.

We continue to maintain full valuation allowances related to the total net deferred tax assets in the U.S. and Australia. The provisions for income taxes associated with these jurisdictions include no tax benefits with respect to losses incurred and tax expense only to the extent of current state tax payments. Additionally, we have valuation allowances against other specific tax assets.

The effective tax rate of (7)% and (14)% for the three months ended March 31, 2019 and 2018, respectively, differs from the U.K. statutory rate of 19% primarily due to income and losses in jurisdictions with full valuation allowances, disallowable expenditures, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate.

Other Comprehensive (Loss) Income

Other comprehensive (loss) income was nil for the three months ended March 31, 2019 compared to other comprehensive income of $60 million three months ended March 31, 2018. The decrease in 2019 compared to the prior year was driven by favorable foreign currency translation adjustments of $59 million in the prior year period primarily due to the movement in the South Africa rand.

Liquidity and Capital Resources

The following table presents our liquidity as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(Millions of U.S. dollars)
Cash and cash equivalents	$1,068	$1,034
Available under the Wells Fargo Revolver	158	197
Available under the Standard Bank Revolver	55	—
Available under the ABSA Revolver	—	52
Total	$1,281	$1,283

Historically, we have funded our operations and met our commitments through cash generated by operations, private placement of notes, bank financings, borrowings under lines of credit and public offerings of notes. In the next twelve months, we expect that our operations and available borrowings under our debt refinancing and revolving credit agreements (see Note 12 of notes to consolidated financial statements) will provide sufficient cash to fund the Cristal Transaction, our operating expenses, capital expenditures, interest payments and debt repayments. Working capital (calculated as current assets less current liabilities) was $2.1 billion at March 31, 2019, compared to $2.2 billion at December 31, 2018. Working capital at both March 31, 2019 and December 31, 2018 includes $650 million funded by the Block Term Loan and related interest which upon the closing of the Cristal Transaction on April 10, 2019, became available to us for the purpose of the acquisition. In the event of an asset sale, some or all of the net proceeds from the sale may be required to be used to prepay borrowings under the Term Loan Facility based on the ratio of the total combined debt outstanding under the Term Loan Facility and the Wells Fargo Revolver to the consolidated EBITDA, as defined in the Term Loan Facility, for the previous four quarters.

As discussed above, we completed the acquisition of Cristal on April 10, 2019 and on May 1, 2019, divested Cristal’s North American operations for approximately $700 million. Upon closing of the Cristal acquisition and subsequent sale of the Cristal North American operations, our senior net leverage ratio was below 2.75, and, as a result, the sale of the North American operations did not trigger a prepayment event. The proceeds received from the sale of the North American operations were used in part for the repurchase of the approximately 14 million shares from Exxaro on May 9, 2019 for an aggregate purchase price of approximately $200 million, to prepay $100 million on our Term Loan Facility and repay the outstanding balance on our Wells Fargo Revolver.The balance of the remaining proceeds will be used for general corporate purposes.

The liquidity table above for March 31, 2019 does not include restricted cash of $666 million related to this Blocked Term Loan and related interest, and for December 31, 2018 does not include restricted cash of $662 million related to this Blocked Term Loan and related interest. The Blocked Term Loan under the Term Loan Facility is included in Long-term debt, net.

As of and for the three months ended March 31, 2019, the non-guarantor subsidiaries of our Senior Notes due 2025 represented approximately 28% of our total consolidated liabilities, approximately 36% of our total consolidated assets, approximately 22% of our total consolidated net sales and approximately 32% of our consolidated EBITDA (as such term is defined in the 2025 Indenture). In addition, as of March 31, 2019, our non-guarantor subsidiaries had $1.1 billion of total consolidated liabilities (including trade payables but excluding intercompany liabilities), all of which would have been structurally senior to the 2025 Notes.

At March 31, 2019, we had outstanding letters of credit and bank guarantees of $43 million. See Note 16 of notes to unaudited condensed consolidated financial statements.

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

As of March 31, 2019, our credit rating with Moody’s and Standard & Poor’s was B1 positive outlook and B stable outlook, respectively, representing no change from December 31, 2018. See Note 12, of notes to unaudited condensed consolidated financial statements.

Cash and Cash Equivalents

We consider all investments with original maturities of three months or less to be cash equivalents. As of March 31, 2019, our cash and cash equivalents were primarily invested in money market funds. We maintain cash and cash equivalents in bank deposit and money market accounts that may exceed federally insured limits. The financial institutions where our cash and cash equivalents are held are highly rated and geographically dispersed, and we have a policy to limit the amount of credit exposure with any one institution. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk.

The use of our cash includes payment of our operating expenses, capital expenditures, servicing our interest and debt repayment obligations, making pension contributions and making quarterly dividend payments.

Repatriation of Cash

At March 31, 2019, we held $1.7 billion in cash and cash equivalents and restricted cash in these respective jurisdictions: $1.6 billion in the United States, $12 million in South Africa, $26 million in Australia and $136 million in Europe. Our credit facilities limit transfers of funds from subsidiaries in the United States to certain foreign subsidiaries.

Tronox Holdings plc has foreign subsidiaries with undistributed earnings at March 31, 2019. We have made no provision for deferred taxes related to these undistributed earnings because they are considered indefinitely reinvested in the foreign jurisdictions.

Debt Obligations

At March 31, 2019, our short term debt consisted of $80 million borrowed under our Wells Fargo Revolver and R200 million (approximately $14 million at March 31, 2019 exchange rate) in outstanding borrowings on the Standard Bank Revolver. There were no short term debt balances at December 31, 2018.

At March 31, 2019 and December 31, 2018, our long-term debt, net of unamortized discount was $3.3 billion and $3.2 billion, respectively.

At March 31, 2019 and December 31, 2018, our net debt (the excess of our debt over cash and cash equivalents) was $2.3 billion and $2.1 billion, respectively, excluding the $650 million of restricted cash related to the Blocked Term Loan. See Note 12, of notes to unaudited condensed consolidated financial statements.

Cash Flows

The following table presents cash flow for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(Millions of U.S. dollars)
Net cash provided by (used in) operating activities	$39	$(4)
Net cash used in investing activities	(50)	(28)
Net cash provided by (used in) financing activities	50	(15)
Effect of exchange rate changes on cash	(1)	7
Net increase (decrease) in cash and cash equivalents	$38	$(40)

Cash Flows provided by Operating Activities — Cash provided by our operating activities is driven by net loss from operations adjusted for non-cash expense and changes in working capital items. The following table provides our net cash provided by operating activities for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(Millions of U.S. dollars)
Net loss from operations	$(30)	$(41)
Net adjustments to reconcile net loss to net cash provided by operating activities	62	98
Income related cash generation	32	57
Net change in assets and liabilities (“working capital changes”)	7	(61)
Net cash provided by our operating activities	$39	$(4)

Net cash provided by operating activities increased by $43 million as compared to the prior year due to cash provided by working capital that was partly offset by lower cash generated by income. The positive impact on cash from working capital was caused primarily by a $55 million lower use of cash for accounts payable and accrued liabilities due to higher payments in the prior year related to Cristal transaction costs as well as timing of payments to vendors, and an $18 million lower use of cash for accounts receivable primarily due to lower sales in the first quarter, as compared to the prior year. These benefits from working capital changes were partially offset by lower cash related income caused primarily by lower sales and gross margins in the current year.

Cash Flows used in Investing Activities — Net cash used in investing activities for the three months ended March 31, 2019 was $50 million as compared to $28 million for the same period in 2018. The current year includes $25 million for a loan to AMIC related to the Jazan Slagger, a titanium slag smelter facility (see Note 1 of notes to unaudited condensed consolidated financial statements for a discussion of both Tronox Sands and the Jazan Slagger).

Cash Flows provided by (used in) Financing Activities —Net cash provided by financing activities during the three months ended March 31, 2019 was $50 million as compared to net cash used in financing activities of $15 million for the three months ended March 31, 2018. The current year includes proceeds of $222 million from the Standard Bank Term Loan and proceeds of $94 million from the Wells Fargo and Standard Bank revolvers. Partially offsetting these sources of cash in the current year was a payment of $148 million for the acquisition of Exxaro’s ownership interest in Tronox Sands and repayments of $101 million against our Term Loan Facility.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of March 31, 2019:

	Contractual Obligation Payments Due by Year (3)(4)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of U.S. dollars)
Long-term debt, net and lease financing (including interest) (1)	$4,560	353	505	527	3,175
Purchase obligations (2)	348	137	93	54	64
Operating leases	77	25	34	11	7
Asset retirement obligations	75	5	4	3	63
Total	$5,060	520	636	595	3,309

(1)	We calculated the Term Loan interest at a base rate of 2.5% plus a margin of 3.0%. See Note 12 of notes to our unaudited condensed consolidated financial statements.
(2)
Includes obligations for purchase requirements of process chemicals, supplies, utilities and services. We have various purchase commitments for materials, supplies, and services entered into in the ordinary course of business. Included in the purchase commitments table above are contracts, which require minimum volume purchases that extend beyond one year or are renewable annually and have been renewed for 2019. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. We believe that all of our purchase obligations will be utilized in our normal operations.

(3)	The table excludes contingent obligations, as well as any possible payments for uncertain tax positions given the inability to estimate the possible amounts and timing of any such payments.
(4)	The table excludes commitments pertaining to our pension and other postretirement obligations.

Non-U.S. GAAP Financial Measures

EBITDA and Adjusted EBITDA, which are used by management to measure performance, are not presented in accordance with U.S. GAAP. We define EBITDA as net income (loss) excluding the impact of income taxes, interest expense, interest income and depreciation, depletion and amortization. We define Adjusted EBITDA as EBITDA excluding the impact of nonrecurring items such as restructuring charges, gain or loss on debt extinguishments, impairment charges, gains or losses on sale of assets, acquisition-related transaction costs and pension settlements and curtailment gains or losses. Adjusted EBITDA also excludes non-cash items such as share-based compensation costs and pension and postretirement costs. Additionally, we exclude from Adjusted EBITDA, realized and unrealized foreign currency remeasurement gains and losses.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2019	2018
	(Millions of U.S. Dollars)

Net loss (U.S. GAAP)	$(30)	$(41)
Interest expense	49	49
Interest income	(9)	(8)
Income tax provision	2	5
Depreciation, depletion and amortization expense	47	48
EBITDA (non-U.S. GAAP)	59	53
Impairment loss (a)	—	25
Share based compensation (b)	8	7
Transaction costs (c)	8	20
Loss on extinguishment of debt (d)	2	—
Foreign currency remeasurement (e)	(1)	10
Other items (f)	4	2
Adjusted EBITDA (non-U.S. GAAP)	$80	117

(a)
Represents a pre-tax charge for the impairment and loss on sale of the assets of our Tronox Electrolytic Operations which was recorded in “Impairment loss” in the unaudited Condensed Consolidated Statements of Operations. See Note 4 of Notes to unaudited condensed consolidated financial statements.

(b)	Represents non-cash share-based compensation. See Note 18 of notes to unaudited condensed consolidated financial statements.

(c)
Represents transaction costs associated with the Cristal Transaction which were recorded in “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations.

(d)	Represents the loss in connection with the modification of the Wells Fargo Revolver and termination of the ABSA Revolver. See Note 12 of notes to unaudited condensed consolidated financial statements.

(e)
Represents realized and unrealized gains and losses associated with foreign currency remeasurement related to third-party and intercompany receivables and liabilities denominated in a currency other than the functional currency of the entity holding them, which are included in “Other expense, net” in the unaudited Condensed Consolidated Statements of Operations. Prior to the first quarter of 2019, realized gains and losses associated with third party receivables and liabilities had been included in Adjusted EBITDA. Commencing with 2019, we are now excluding these amounts from Adjusted EBITDA and prior period amounts have been revised for comparability purposes. The exclusion of all of the realized and unrealized gains and losses is consistent with the reporting of Adjusted EBITDA we make to our lenders.

(f)
Includes noncash pension and postretirement costs, accretion expense and other items included in “Selling general and administrative expenses”, “Cost of goods sold” and “Other expense, net” in the unaudited Condensed Consolidated Statements of Operations. Amounts for 2019 also include the potential payment to Exxaro for South African capital gains tax on the disposal of its ordinary shares in Tronox Holdings plc included in “Other expense, net” in the unaudited Condensed Consolidated Statements of Operations.

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

Credit Risk

Credit risk is the risk that a borrower or a counterparty will fail to meet their obligations. A significant portion of our liquidity is concentrated in trade accounts receivable that arise from sales of our products to customers. In the case of TiO2, the high level of industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. We have significant exposure to credit risk in industries that are affected by cyclical economic fluctuations. We perform ongoing credit evaluations of our customers from time to time, as deemed appropriate, to mitigate credit risk but generally do not require collateral. Our contracts typically enable us to tighten credit terms if we perceive additional credit risk; however, historic losses due to write offs of bad debt have been relatively low. In addition, due to our international operations, we are subject to potential trade restrictions and sovereign risk in certain countries in which we operate. We maintain allowances for potential credit losses based on specific customer review and current financial conditions. During the three months ended March 31, 2019 and 2018, our ten largest third-party customers represented approximately 42% and 33%, respectively, of our consolidated net sales.

Interest Rate Risk

Interest rate risk arises from the possibility that changes in interest rates will impact our financial results. We are exposed to interest rate risk on our floating rate debt, the New Term Loan Facility and Wells Fargo Revolver balance. Using a sensitivity analysis as of March 31, 2019, a hypothetical 1% increase in interest rates would result in a net increase to pre-tax loss of approximately $6 million on an annualized basis. This is due to the fact that earnings on our floating rate financial assets of $1.7 billion at March 31, 2019 would increase by the full 1%, offsetting the impact of a 1% increase in interest expense on our floating rate debt of $2.3 billion.

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

We enter into foreign currency contracts for the South African rand to reduce exposure of our foreign affiliates’ balance sheet to fluctuations in foreign currency rates. At March 31, 2019, the fair value of the foreign currency contracts was a loss of less than $1 million.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of Tronox’s management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”), as of March 31, 2019, the end of the period covered by this report. Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date. Tronox’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Tronox in the reports that it files or submits under the Exchange Act is accumulated and communicated to Tronox’s management, including Tronox’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation of our internal controls over financial reporting was also performed to determine whether any changes have occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Beginning January 1, 2019, we adopted the new lease standard. We implemented a new lease management system and updated our business processes and internal controls to address relevant risks associated with the implementation of the new standard including the preparation of the required financial information and disclosures. There have been no other changes to our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information required by this item is incorporated herein by reference to the section captioned “Notes to Consolidated Financial Statements, Note 16- Commitments and Contingencies” of this Form 10-Q.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” included in our Annual Report on Form 10-K/A. The risks described herein or in the Form 10-K/A are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in our Form 10-K/A.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.

2.1
Stock Purchase Agreement, dated as of March 14, 2019, by and among Tronox Limited, INEOS AG and INEOS Joliet US Holdco, LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on March 19, 2019).

2.2	Amendment No. 2 to Transaction Agreement dated March 28, 2019 (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on April 2, 2019).

3.1	Articles of Association of Tronox Holdings plc (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on March 27, 2019).

4.1	Specimen ordinary share certificate of Tronox Holdings plc (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on March 27, 2019).

4.2	First Supplemental Indenture dated as of April 1, 2019 among Tronox Finance plc, the guarantors named therein and Wilmington Trust, National Association, as trustee (filed herewith).

4.3	First Supplemental Indenture dated as of April 1, 2019 among Tronox Incorporated, the guarantors named therein and Wilmington Trust, National Association, as trustee (filed herewith).

4.4	Shareholders Agreement, dated April 10, 2019 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on April 11, 2019).

4.5
Second Supplemental Indenture dated as of April 12, 2019 among Tronox Finance plc, the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on April 15, 2019).

4.6
Second Supplemental Indenture dated as of April 12, 2019 among Tronox Incorporated, the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed on April 15, 2019).

10.1
Consent and Amendment No. 2 to the Revolving Syndicated Facility Agreement, dated as of March 22, 2019, among the Company and certain of the Company’s subsidiaries, with the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 26, 2019).

10.2
Amendment No. 2 to the First Lien Term Loan Credit Agreement, dated as of March 22, 2019, among Tronox Finance LLC, Tronox Blocked Borrower LLC and certain of the Company’s other subsidiaries, with the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on March 26, 2019).

10.3
Shareholder’s Deed by and between Tronox Holdings plc and Exxaro Resources Limited, dated March 22, 2019 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 27, 2019).

10.4	Tronox Holdings plc Amended and Restated Management Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on March 27, 2019).

10.5	Tronox Holdings plc Amended and Restated Annual Bonus Incentive Plan (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on March 27, 2019).

10.6	Form of Director Deed of Indemnification (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on March 27, 2019).

10.7
Agreement for the Provision of Depositary Services and Custody Services, dated as of March 14, 2019, in respect of Tronox Holdings plc Depositary Receipts among Computershare Trust Company, N.A., Tronox Holdings plc and Exxaro Resources Limited (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed on March 27, 2019).

10.8
Amended and Restated Employment Agreement dated as of March 28, 2019 by and between the Company and Mr. Jeffry Quinn (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on April 2, 2019).

10.9
Agreement for the Provision of Depositary Services and Custody Services, dated as of April 10, 2019, in respect of Tronox Holdings plc Depositary Receipts among Computershare Trust Company, N.A., Tronox Holdings plc, Cristal  Inorganic Chemicals Netherlands Coöperatief W.A. and all other holders from time to time of depositary receipts issued in accordance herewith (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on April 15, 2019).

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

Date: May 10, 2019

TRONOX HOLDINGS PLC (Registrant)

	By:	/s/ Robert Loughran
	Name:	Robert Loughran
	Title:	Vice President, Corporate Controller

By:	/s/ Timothy Carlson
Name:	Timothy Carlson
Title:	Senior Vice President and Chief Financial Officer