Form 10-Q
period 2019-06-30
Tronox Holdings plc
filed 2019-08-09
CIK 1530804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 31, 2019, the Registrant had 141,880,996 ordinary shares outstanding.

Item 1.	Financial Statements (Unaudited)

Page No.

Unaudited Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2019 and 2018	4
Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three Months and Six Months Ended June 30, 2019 and 2018	5
Unaudited Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018	6
Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018	7
Unaudited Condensed Consolidated Statement of Shareholders’ Equity for the Three Months and Six Months Ended June 30, 2019 and 2018	8
Notes to Unaudited Condensed Consolidated Financial Statements	9

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$791	$492	$1,181	$934
Cost of goods sold	672	348	979	675
Contract loss	19	—	19	—
Gross profit	100	144	183	259
Selling, general and administrative expenses	103	79	170	155
Restructuring	10	—	10	—
Impairment loss	—	—	—	25
Income from operations	(13)	65	3	79
Interest expense	(54)	(48)	(103)	(97)
Interest income	3	7	12	15
Loss on extinguishment of debt	—	(30)	(2)	(30)
Other income (expense), net	5	29	3	20
(Loss) income from continuing operations before income taxes	(59)	23	(87)	(13)
Income tax benefit	4	27	2	22
Net (loss) income from continuing operations	(55)	50	(85)	9
Net loss from discontinued operations, net of tax	(1)	—	(1)	—
Net (loss) income	(56)	50	(86)	9
Net income attributable to noncontrolling interest	6	14	10	17
Net (loss) income attributable to Tronox Holdings plc	$(62)	$36	$(96)	$(8)

Net (loss) income per share, basic:
Continuing operations	$(0.41)	$0.30	$(0.69)	$(0.07)
Discontinued operations	$—	$—	$—	$—
Net (loss) income per share, basic	$(0.41)	$0.30	$(0.69)	$(0.07)
Net (loss) income per share, diluted:
Continuing operations	$(0.41)	$0.29	$(0.69)	$(0.07)
Discontinued operations	$—	$—	$—	$—
Net (loss) income per share, diluted	$(0.41)	$0.29	$(0.69)	$(0.07)
Weighted average shares outstanding, basic (in thousands)	150,686	123,063	137,569	122,699
Weighted average shares outstanding, diluted (in thousands)	150,686	126,716	137,569	122,699

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(Millions of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss) income	$(56)	$50	$(86)	$9
Other comprehensive income:
Foreign currency translation adjustments	22	(185)	22	(126)
Pension and postretirement plans:
Amortization of unrecognized actuarial losses, net of taxes of less than $1 million in each of the three and six months ended June 30, 2019 and 2018	1	1	1	2
Fair value of hedges	(1)	—	(1)	—
Unrealized gains (losses) on derivative financial instruments (no tax impact)	(22)	—	(22)	—

Other comprehensive (loss) income	—	(184)	—	(124)

Total comprehensive (loss)	(56)	(134)	(86)	(115)

Comprehensive (loss) income attributable to noncontrolling interest:
Net income	6	14	10	17
Foreign currency translation adjustments	4	(46)	15	(31)
Comprehensive (loss) income attributable to noncontrolling interest	10	(32)	25	(14)

Comprehensive (loss) income attributable to Tronox Holdings plc	$(66)	$(102)	$(111)	$(101)

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$397	$1,034
Restricted cash	9	662
Accounts receivable, net of allowance for doubtful accounts	599	317
Inventories, net	1,097	479
Prepaid and other assets	156	50
Income taxes receivable	4	2
Total current assets	2,262	2,544
Noncurrent Assets
Property, plant and equipment, net	1,635	1,004
Mineral leaseholds, net	834	796
Intangible assets, net	231	176
Goodwill	68	—
Lease right of use assets, net	93	—
Deferred tax assets	123	37
Other long-term assets	170	85
Total assets	$5,416	$4,642

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$297	$133
Accrued liabilities	330	140
Short-term lease liabilities	30	—
Long-term debt due within one year	58	22
Income taxes payable	3	5
Total current liabilities	718	300
Noncurrent Liabilities
Long-term debt, net	3,136	3,139
Pension and postretirement healthcare benefits	146	93
Asset retirement obligations	163	68
Environmental liabilities	36	1
Long-term lease liabilities	59	—
Long-term deferred tax liabilities	175	163
Other long-term liabilities	54	16
Total liabilities	4,487	3,780

Commitments and Contingencies
Shareholders’ Equity
Tronox Holdings plc ordinary shares, par value $0.01 — 144,377,289 shares issued and outstanding at June 30, 2019 and 123,015,301 shares issued and 122,933,845 shares outstanding at December 31, 2018	1	1
Capital in excess of par value	1,860	1,579
Accumulated deficit	(466)	(357)
Accumulated other comprehensive loss	(616)	(540)
Total Tronox Holdings plc shareholders’ equity	779	683
Noncontrolling interest	150	179
Total equity	929	862
Total liabilities and equity	$5,416	$4,642

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Millions of U.S. dollars)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net (loss) income	$(86)	$9
Net (loss) from discontinued operations, net of tax	(1)	—
Net (loss) income from continuing operations	$(85)	$9
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by operating activities, continuing operations:
Depreciation, depletion and amortization	131	97
Deferred income taxes	(13)	(30)
Share-based compensation expense	15	9
Amortization of deferred debt issuance costs and discount on debt	4	7
Loss on extinguishment of debt	2	30
Contract loss	19	—
Impairment losses	—	25
Acquired inventory step-up recognized in earnings	55	—
Other non-cash items affecting net (loss) income from continuing operations	17	(3)
Changes in assets and liabilities:
Increase in accounts receivable, net	(43)	(33)
Decrease (increase) in inventories, net	31	(14)
Increase in prepaid and other assets	(8)	(27)
Increase (decrease) in accounts payable and accrued liabilities	32	(36)
Net changes in income tax payables and receivables	(8)	6
Changes in other non-current assets and liabilities	(16)	(9)
Cash provided by operating activities- continuing operations	133	31

Cash Flows from Investing Activities:
Capital expenditures	(81)	(55)
Cristal Acquisition	(1,603)	—
Proceeds from sale of Ashtabula	707	—
Insurance proceeds	10	—
Loans	(25)	(14)
Proceeds from sale of assets	1	—
Cash used in investing activities- continuing operation	(991)	(69)

Cash Flows from Financing Activities:
Repayments of long-term debt	(215)	(595)
Proceeds of short-term debt	—	—
Proceeds from long-term debt	222	615
Repurchase of common stock	(252)	—
Acquisition of noncontrolling interest	(148)	—
Call premium paid	—	(22)
Debt issuance costs	(4)	(10)
Proceeds from the exercise of options and warrants	—	6
Dividends paid	(14)	(12)
Restricted stock and performance-based shares settled in cash for withholding taxes	(6)	(6)
Cash used in financing activities- continuing operations	(417)	(24)

Discontinued Operations:
Cash used in operating activities	(15)	—
Cash used in investing activities	(1)	—
Net cash flows used by discontinued operations	(16)	—

Effects of exchange rate changes on cash and cash equivalents and restricted cash	1	(15)

Net (decrease) increase in cash, cash equivalents and restricted cash	(1,290)	(77)
Cash, cash equivalents and restricted cash at beginning of period	1,696	1,769
Cash, cash equivalents and restricted cash at end of period	$406	$1,692

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Millions of U.S. dollars, except for shares)

For the three months and six months ended June 30, 2019

	Tronox Holdings plc Ordinary Shares (in thousands)	Tronox Holdings plc Ordinary Shares (Amount)	Capital in Excess of par Value	(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Tronox Holdings plc Shareholders’ Equity	Non- controlling Interest	Total Equity

Balance at December 31, 2018	122,934	$1	$1,579	$(357)	$(540)	$683	$179	$862
Net (loss) income	—	—	—	(34)	—	(34)	4	(30)
Other comprehensive (loss) income	—	—	—	—	(11)	(11)	11	—
Shares-based compensation	3,306	—	8	—	—	8	—	8
Shares cancelled	(502)	—	(6)	—	—	(6)	—	(6)
Acquisition of noncontrolling interest	—	—	3	—	(61)	(58)	(90)	(148)
Ordinary share dividends ($0.045 per share)	—	—	—	(6)	—	(6)	—	(6)
Balance at March 31, 2019	125,738	$1	$1,584	$(397)	$(612)	$576	$104	$680

Net (loss) income	—	—	—	(62)	—	(62)	6	(56)
Other comprehensive (loss) income	—	—	—	—	(4)	(4)	4	—
Shares-based compensation	20	—	7	—	—	7	—	7
Shares cancelled	(4)	—	—	—	—	—	—	—
Shares issued for acquisition	37,580	—	526	—	—	526	—	526
Shares repurchased and cancelled	(18,957)	—	(257)	—	—	(257)	—	(257)
Cristal acquisition	—	—	—	—	—	—	36	36
Ordinary share dividends ($0.045 per share)	—	—	—	(7)	—	(7)	—	(7)
Balance at June 30, 2019	144,377	$1	$1,860	$(466)	$(616)	$779	$150	$929

For the three months and six months ended June 30, 2018

	Tronox Holdings plc Ordinary Shares (in thousands)	Tronox Holdings plc Ordinary Shares	Capital in Excess of par Value	(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Tronox Holdings plc Shareholders’ Equity	Non- controlling Interest	Total Equity

Balance at December 31, 2017	121,271	$1	$1,558	$(327)	$(403)	$829	$186	$1,015
Net (loss) income	—	—	—	(44)	—	(44)	3	(41)
Other comprehensive income (loss)	—	—	—	—	45	45	15	60
Shares-based compensation	1,099	—	7	—	—	7	—	7
Shares cancelled	(222)	—	(4)	—	—	(4)	—	(4)
Warrants and options exercised	338	—	2	—	—	2	—	2
Ordinary share dividends ($0.045 per share)	—	—	—	(6)	—	(6)	—	(6)
Balance at March 31, 2018	122,486	$1	$1,563	$(377)	$(358)	$829	$204	$1,033

Net (loss) income	—	—	—	36	—	36	14	50
Other comprehensive income (loss)	—	—	—	—	(138)	(138)	(46)	(184)
Shares-based compensation	215	—	6	—	—	6	—	6
Shares cancelled	(93)	—	(2)	—	—	(2)	—	(2)
Warrants and options exercised	292	—	—	—	—	—	—	—
Ordinary share dividends ($0.045 per share)	—	—	—	(6)	—	(6)	—	(6)
Balance at June 30, 2018	122,900	$1	$1,567	$(347)	$(496)	$725	$172	$897

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Millions of U.S. dollars, except share, per share and metric tons data or unless otherwise noted)

1.	The Company

Prior to March 27, 2019, Tronox Limited,a public limited company registered under the laws of the State of Western Australia, was the ultimate parent company of the Tronox group of companies. Effective March 27, 2019, Tronox Limited effected a redomiciliation transaction (the “Re-domicile Transaction”), effectively changing its jurisdiction of incorporation from Western Australia to England and Wales, by “top-hatting” the Tronox group of companies with Tronox Holdings plc (referred to herein as “Tronox,” “we,” “us,” or “our”), a public limited company registered under the laws of England and Wales. As a result of the Re-domicile Transaction, Tronox Limited became a wholly-owned subsidiary of Tronox Holdings plc.  The Re-domicile Transaction was implemented by two schemes of arrangement, pursuant to which Tronox Limited’s Class A and Class B ordinary shares were exchanged on a one-for-one basis for ordinary shares in Tronox Holdings plc, par value US $0.01 per share. As a result, the Class A ordinary shares of Tronox Limited were delisted from the New York Stock Exchange (“NYSE”) and the ordinary shares of Tronox Holdings plc were listed on the NYSE in its place. The Re-domicile Transaction had an impact on capital gains tax for our ordinary shares held by Exxaro Resources Limited (“Exxaro”). See “Exxaro Mineral Sands Transaction Completion Agreement” below for a discussion of our agreement with Exxaro associated with South African capital gains tax.

On April 10, 2019, we completed the acquisition of the TiO2 business of The National Titanium Dioxide Company Ltd., a limited company organized under the laws of the Kingdom of Saudi Arabia (“Cristal”) ( the “Cristal Transaction”). Including the Cristal operations, we now operate titanium-bearing mineral sand mines and beneficiation and smelting operations in Australia, South Africa and Brazil to produce feedstock materials that can be processed into TiO2 for pigment, high purity titanium chemicals, including titanium tetrachloride, and Ultrafine© titanium dioxide used in certain specialty applications where nano-particulate TiO2 is required. We intend to consume all of our feedstock materials in our own TiO2 pigment facilities in the United States, Australia, Brazil, UK, France, Netherlands, China and the Kingdom of Saudi Arabia (“KSA”) with a goal of delivering low cost, high-quality pigment to our coatings and other TiO2 customers throughout the world. The mining, beneficiation and smelting of titanium bearing mineral sands creates meaningful quantities of zircon, which we also supply to customers around the world. See Note 2 below for further details on the Cristal Transaction.

In order to obtain regulatory approval for the Cristal Transaction, the Federal Trade Commission (“FTC”) required us to divest Cristal's North American TiO2 business, which we sold  to INEOS Enterprises ("INEOS") on May 1, 2019, for proceeds of approximately $700 million, plus an additional amount for working capital, which is subject to an adjustment. The operating results of Cristal’s North American TiO2 business, from the acquisition date to the date of divestiture, are included in a single caption entitled “Loss from discontinued operations, net of tax” in our unaudited Condensed Consolidated Statements of Operations.

Jazan Slagger and Option Agreement

On May 9, 2018, we entered into an Option Agreement (the “Option Agreement”) with Advanced Metal Industries Cluster Company Limited (“AMIC”), which is owned equally by the National Industrialization Company (Tasnee) and Cristal. Under the terms of the Option Agreement, AMIC granted us an option (the “Option”) to acquire 90% of a special purpose vehicle (the “SPV”), to which AMIC’s ownership in a titanium slag smelter facility (the “Slagger”) in The Jazan City for Primary and Downstream Industries in KSA will be contributed together with $322 million of AMIC indebtedness (the “AMIC Debt”). As of June 30, 2019, we have loaned $89 million for capital expenditures and operational expenses to facilitate the start-up of the Slagger and we have recorded this loan within “Other long-term assets” on the unaudited Condensed Consolidated Balance Sheet at June 30, 2019. The Option Agreement did not have a significant impact on the financial statements as of or for the period ended June 30, 2019.

Exxaro Mineral Sands Transaction Completion Agreement

On November 26, 2018, we, certain of our subsidiaries and Exxaro entered into the Exxaro Mineral Sands Transaction Completion Agreement (the “Completion Agreement”). The Completion Agreement (i) provides for the orderly sale of Exxaro’s remaining ownership interest in us, subject to market conditions, (ii) helped to facilitate the Re-domicile Transaction, and (iii) addressed several legacy issues related to our 2012 acquisition of Exxaro’s mineral sands business. Pursuant to the terms of the Completion Agreement, Tronox has covenanted to pay Exxaro an amount equal to any South African capital gains tax assessed on Exxaro in respect of any profit arising to it on a disposal of any of its ordinary shares subsequent to the Re-domicile Transaction where such tax would not have been assessed but for the Re-domicile Transaction.  Similarly, Exxaro has covenanted to pay Tronox an amount equal to any South African tax savings Exxaro may realize in certain situations from any tax relief that would not have arisen but for the Re-domicile Transaction.

Pursuant to the terms of the Completion Agreement, on May 9, 2019, we repurchased 14 million shares from Exxaro for an aggregate purchase price of approximately $200 million or $14.3185 per share. The share price was based upon a 5% discount to the 10 day volume weighted average price as of the day that Exxaro exercised their sale notice to us. Upon repurchase of the shares by the Company, the shares were cancelled. As a result of the sale of the 14 million shares on May 9, 2019, and the imputed gain or loss if Exxaro was to sell its remaining 14.7 million shares, we have recorded a liability of approximately $2 million related to the estimated net payment to Exxaro, which is included in “Accrued liabilities” in our unaudited Condensed Consolidated Balance Sheets as of June 30, 2019. See Note 23 for additional information.

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

At June 30, 2019, Exxaro continues to own approximately 14.7 million shares of Tronox, or a 10.2% ownership interest, as well as their 26% ownership interest in our South African operating subsidiaries. Under the terms of the Completion Agreement, Exxaro has the right to sell its ownership in Tronox at anytime on or after August 11, 2019.

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

The acquisition of Cristal has impacted the comparability of our financial statements. As the Cristal Transaction was completed on April 10, 2019, in accordance with ASC 805, the three and six month periods ended June 30, 2019, only include the results of the Cristal business since the date of the acquisition, while the three and six month periods ended June 30, 2018 do not include any results of Cristal. Likewise, the balance sheet at June 30, 2019 includes the impacts of the acquisition of Cristal while the balance sheet at December 31, 2018 does not.

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

On January 1, 2019, we adopted the new standard using the cumulative-effect adjustment approach and recorded a lease liability and related right-of-use asset of $66 million and $64 million, respectively.We elected the package of practical expedients under the transition guidance, which does not require the reassessment of whether existing contracts contain a lease or whether the classification or unamortized initial direct costs of existing leases would be different under the new guidance. As an accounting policy election, we excluded short-term leases (leases that have a term of 12 months or less and do not include a purchase option that we are reasonably certain to exercise) from the balance sheet presentation. Additionally, we elected to account for non-lease components in a contract as part of a single lease component for all asset classes. We implemented a new lease accounting system and updated our business processes and internal controls to address relevant risks associated with the implementation of the new standard including the preparation of the required financial information and disclosures.  See Note 16 for details.

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

2.          Cristal Acquisition and Related Divestitures

On April 10, 2019, we completed the acquisition of the TiO2 business of Cristal for $1.675 billion of cash, subject to a working capital and noncurrent liability adjustment, plus 37,580,000 ordinary shares. The total acquisition price, including the value of the ordinary shares at $14 per share on the closing date of the Cristal Transaction, was approximately $2.2 billion, subject to a working capital and noncurrent liability adjustment. With the acquisition of our shares, an affiliate of Cristal became our largest shareholder. At June 30, 2019, Cristal Inorganic Chemical Netherlands Cooperatief W.A., a wholly-owned subsidiary of Tasnee, continues to own 37,580,000 shares of Tronox, or a 26% ownership interest.

In order to obtain regulatory approval for the Cristal Transaction, the FTC required us to divest Cristal's North American TiO2 business, which we sold to INEOS on May 1, 2019, for cash proceeds of approximately $700 million plus an additional amount for working capital, which is subject to adjustment. The operating results of Cristal’s North American TiO2 business from the acquisition date to the date of divestiture are included in a single caption entitled “Loss from discontinued operations, net of tax” in our unaudited Condensed Consolidated Statements of Operations.

In conjunction with the Cristal Transaction, we entered into a transition services agreement with Tasnee and certain of its affiliates under which we and the Tasnee entities will provide certain transition services to one another. See Note 23 for further details of the transition services agreement. In conjunction with the divestiture of Cristal's North American TiO2 business to INEOS, we entered into a transition services agreement with INEOS. Under the terms of the transition services agreement, INEOS will provide services to Tronox for manufacturing, technology and innovation, information technology, finance, warehousing and human resources. Similarly, Tronox will provide services to INEOS for information technology, finance, product stewardship, warehousing and human resources.

In addition, the previously announced divestiture of the 8120 paper laminate grade to Venator Materials PLC (“Venator”), which we were required to undertake by the European Commission in order to consummate the Cristal Transaction, was completed on April 26, 2019.  Under the terms of the agreement, we will supply the 8120 grade product to Venator under a supply agreement for an initial term of 2 years, and extendable up to 3 years, to allow for the transfer of the manufacturing of the 8120 grade to Venator. Total cash consideration is 8 million Euros, of which 1 million Euros was paid at the closing and the remaining 7 million Euros will be paid in equal installments during the second quarters of 2020 and 2021. We recorded a charge of approximately $19 million during the second quarter of 2019, in “Contract loss” in the unaudited Condensed Consolidated Statements of Operations, reflecting both the proceeds on sale and the estimated losses we expect to incur under the supply agreement with Venator.

We funded the cash portion of the Cristal Transaction through existing cash, borrowings from our Wells Fargo Revolver, and restricted cash which had been borrowed under the Blocked Term Loan and which became available to us for the purpose of consummating the Cristal Transaction. See Note 13 for further details of the Cristal Transaction financing.

We have applied the acquisition method of accounting in accordance with the FASB’s ASC 805, "Business Combinations", with respect to the identifiable assets and liabilities of Cristal, which have been measured at estimated fair value as of the date of the business combination.

The aggregate purchase price noted above was allocated to the major categories of assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date using primarily Level 2 and Level 3 inputs (see Note 15 for an explanation of Level 2 and Level 3 inputs).  These Level 2 and Level 3 valuation inputs include an estimate of future cash flows and discount rates. The estimated fair values are based, in part, upon outside preliminary appraisals by a third-party valuation firm for certain assets, including specifically-identified intangible assets.

The allocation of the purchase price to the assets acquired and liabilities assumed, including the residual amount allocated to goodwill, is based upon preliminary information and subject to change. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair value of inventories, property, plant and equipment, intangible assets, leases, legal reserves, contingent liabilities, including uncertain tax positions, deferred tax assets and liabilities other assets and liabilities and noncontrolling interest. Further adjustments may result before the end of the measurement period, which ends one year from the date of the acquisition. During the measurement period, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date, we will revise the preliminary purchase price allocation. The effect of measurement period adjustments to the estimated fair values will be calculated as if the adjustments had been completed on the acquisition date. The impact of all changes that do not qualify as measurement period adjustments will be included in current period earnings.

The purchase price consideration and preliminary estimated fair value of Cristal’s net assets acquired as of the acquisition date on April 10, 2019 are shown below.  The assets and liabilities of Cristal's North American TiO2 business, that was subsequently divested on May 1, 2019, are shown as held for sale in the fair value of assets acquired and liabilities assumed.

Fair Value
Purchase Price Consideration:
Tronox Holdings plc shares issued	37,580,000
Tronox Holdings plc closing price per share on April 10, 2019	$14.00
Total fair value of Tronox Holdings plc shares issued at acquisition date	$526
Cash consideration paid	$1,603
Liability for additional cash consideration	$72
Total purchase price	$2,201

Fair Value
Fair Value of Assets Acquired:
Accounts receivable	$231
Inventory	706
Deferred taxes	70
Prepaid and other assets	104
Property, plant and equipment	624
Mineral leaseholds	57
Intangible assets	69
Lease right of use assets	39
Other long-term assets	59
Assets held for sale	807
Goodwill	68
Total assets acquired	$2,834
Less: Liabilities Assumed
Accounts payable	$92
Accrued liabilities	127
Short-term lease liabilities	12
Pension and postretirement healthcare benefits	67
Deferred tax liabilities	5
Environmental liabilities	36
Asset retirement obligations	80
Long-term debt	21
Long-term lease liabilities	24
Other long-term liabilities	20
Liabilities held for sale	113
Total liabilities assumed	$597
Less noncontrolling interest	36
Purchase price	$2,201

The fair value of net assets acquired includes accounts receivables where the book value approximates fair value.

As a result of the Cristal acquisition, we have goodwill on the unaudited Condensed Consolidated Balance Sheet as of June 30, 2019. The primary item that generated goodwill is the additional benefits we expect which will further enhance our vertically integrated business.

Goodwill is not amortized but rather assessed for impairment on an annual basis. We will perform a goodwill  impairment assessment annually, or sooner, if events or changes in circumstances indicate the carrying value of goodwill may not be fully recoverable. The goodwill associated with our acquisitions will not be deductible for tax purposes.

For the three and six months ended June 30, 2019, the acquired Cristal business contributed $353 million in revenue and $(48) million in operating losses.

Supplemental Pro forma financial information

The following unaudited pro forma information gives effect to the Cristal Transaction as if it had occurred on January 1, 2018. The unaudited pro forma financial information reflects certain adjustments related to the acquisition, such as:

(1)	conforming the accounting policies of Cristal to those applied by Tronox;
(2)	conversion to U.S. GAAP from IFRS for Cristal;
(3)	the elimination of transactions between Tronox and Cristal;
(4)
recording certain incremental expenses resulting from purchase accounting adjustments, such as inventory step-up amortization, depreciation, depletion and amortization expense in connection with fair value adjustments to property, plant and equipment, mineral leases and intangible assets;

(5)	recording the contract loss on the sale of the 8120 product line as a charge in the first quarter of 2018;
(6)	recording the effect on interest expense related to borrowings in connection with the Cristal Transaction; and
(7)	recording the related tax effects and the impacts to EPS for the shares issued in conjunction with the transaction.

The unaudited pro forma financial information should not be relied upon as being indicative of the historical results that would have been obtained if the Cristal Transaction had actually occurred on that date, nor the results of operations in the future.

In accordance with ASC 805, the supplemental pro forma results of operations for the three and six months ended June 30, 2019 and 2018, as if the Cristal Transaction had occurred on January 1, 2018, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$827	$903	$1,547	$1,779
Net income (loss) from continuing operations	$21	$72	$(25)	$12
Diluted net income (loss) per share from continuing operations attributable to Tronox plc	$0.10	$0.44	$(0.23)	$0.07

For both the three and six months ended June 30, 2019, we incurred pre-tax charges of $55 million related to the recognition of the step up to fair value of inventories acquired and $19 million in contract losses incurred on the 8120 supply agreement with Venator. The 2019 pro forma results were adjusted to exclude these charges as these costs were reflected within the results of operations in the pro forma results as if they were incurred on January 1, 2018. Also, the three and six months ended June 30, 2018, includes an additional pre-tax charge of $6 million for the recognition of the step up to fair value of inventories.

3.	Restructuring Initiatives

On April 10, 2019, we announced the completion of the Cristal Transaction. During the second quarter, as a result of the acquisition, we outlined a broad based synergy savings program that is expected to reduce costs, simplify processes and focus the organization’s structure and resources on key growth initiatives. During the second quarter we recorded restructuring charges associated with this program. For both the three and six months ended June 30, 2019, we recorded costs of $10 million in our unaudited Condensed Consolidated Statement of Operations. The costs consisted of charges for employee related costs, including severance.

The liability balance for restructuring as of June 30, 2019, is as follows:

Employee- Related Costs
Second Quarter 2019 charges	$10
Cash payments	(6)
Foreign exchange	-
Balance, June 30, 2019	$4

4.          Revenue

We recognize revenue at a point in time when the customer obtains control of the promised products. For most transactions this occurs when products are shipped from our manufacturing facilities or at a later point when control of the products transfers to the customer at a specified destination or time.

Contract assets represent our rights to consideration in exchange for products that have transferred to a customer when the right is conditional on situations other than the passage of time. For products that we have transferred to our customers, our rights to the consideration are typically unconditional and only the passage of time is required before payments become due. These unconditional rights are recorded as accounts receivable. As of June 30, 2019, and December 31, 2018, we did not have material contract asset balances.

Contract liabilities represent our obligations to transfer products to a customer for which we have received consideration from the customer. Infrequently we may receive advance payment from our customers that is accounted for as deferred revenue. Deferred revenue is earned when control of the product transfers to the customer, which is typically within a short period of time from when we received the advanced payment. Contract liability balances as of June 30, 2019 and December 31, 2018 were approximately $8 million and less than $1 million, respectively. Contract liability balances were reported as “Accounts payable” in the unaudited Condensed Consolidated Balance Sheets.  All contract liabilities as of December 31, 2018 were recognized as revenue in “Net sales” in the unaudited Condensed Consolidated Statements of Operations during the first quarter of 2019.

Disaggregation of Revenue

We operate under one operating and reportable segment, TiO2. See Note 24 for details. We disaggregate our revenue from contracts with customers by product type and geographic area. We believe this level of disaggregation appropriately depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors and reflects how our business is managed.

Net sales to external customers by geographic areas where our customers are located were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
North America	$180	$185	$318	$330
South and Central America	48	21	61	37
Europe, Middle-East and Africa	316	149	446	295
Asia Pacific	247	137	356	272
Total net sales	$791	$492	$1,181	$934

Net sales from external customers for each similar type of product were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
TiO2	$625	$346	$902	$671
Zircon	88	78	152	139
Feedstock and other products	78	53	127	97
Electrolytic	—	15	—	27
Total net sales	$791	$492	$1,181	$934

TiO2 includes pigment and ultrafine. Feedstock and other products mainly include pig iron rutile prime, ilmenite, Chloride (“CP”) slag, 8120 grade product and other mining products. Electrolytic products mainly include electrolytic manganese dioxide and boron. We sold our Electrolytic operations on September 1, 2018. The nature, amount, timing and uncertainty of revenue and cash flows typically do not differ significantly among different products.

5.          Asset Sale

On September 1, 2018, Tronox LLC, our indirect wholly owned subsidiary, sold to EMD Acquisition LLC certain of the assets and liabilities of our Henderson Electrolytic Operations based in Henderson, Nevada (the “Henderson Electrolytic Operations”), a component of our TiO2 segment, for $1.3 million in cash and a Secured Promissory Note of $4.7 million. On December 27, 2018, we received the full settlement of the Promissory Note of $4.7 million from EMD Acquisition LLC. For the year ended December 31, 2018, a total pre-tax loss on the sale of $31 million was recorded in “Impairment loss” in the unaudited Condensed Consolidated Statements of Operations, of which $25 million had been recognized during the three months ended March 31, 2018. The remaining loss of $6 million was recognized during the third quarter of 2018, primarily due to an amendment to the original purchase agreement which reduced the initially agreed consideration from $13 million to $6 million.

6.	Income Taxes

Our operations are conducted through various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.

Income (loss) before income taxes is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income tax benefit	$4	$27	$2	$22
(Loss) income before income taxes	$(59)	$23	$(87)	$(13)
Effective tax rate	7%	(117)%	2%	169%

Tronox Holdings plc, a U.K. public limited company, became the public parent during the three months ended March 31, 2019. During the three and six months ended June 30, 2018, Tronox Limited was the public parent, registered under the laws of the State of Western Australia but managed and controlled in the U.K. The statutory tax rate in the U.K. at both June 30, 2019 and 2018 was 19%. The effective tax rate for the three and six months ended June 30, 2019 and 2018 differs from the U.K. statutory rate of 19% primarily due to income and losses in jurisdictions with full valuation allowances, disallowable expenditures, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate.

Upon completion of the Cristal Transaction, we now have additional jurisdictions with operational income.  The statutory tax rates on income earned in Australia (30%), the United States (21%), South Africa (28%), France (32%), China (25%), Brazil (34%), the Kingdom of Saudi Arabia (KSA) (20%), and the Netherlands (25%) are higher than the U.K. statutory rate of 19%. Tax rates will be reduced in the Netherlands and the United Kingdom to 20.5% and 17%, respectively, in future years.

As of June 30, 2018, we determined that sufficient positive evidence existed to reverse the valuation allowance attributable to our operating subsidiary in the Netherlands. We continue to maintain full valuation allowances related to the total net deferred tax assets in Australia and the U.S., as we cannot objectively assert that these deferred tax assets are more likely than not to be realized. It is reasonably possible that a portion of these valuation allowances could be reversed within the next year due to increased book profitability levels. For entities acquired in the Cristal Transaction, we have full valuation allowances in Australia, Brazil, Switzerland and the U.S. Until these valuation allowances are eliminated, future provisions for income taxes for these jurisdictions will include no tax benefits with respect to losses incurred and tax expense only to the extent of current tax payments. Additionally, we have valuation allowances against specific tax assets in the Netherlands, South Africa, and the U.K.

The Company’s ability to use certain loss and expense carryforwards could be substantially limited if the Company were to experience an ownership change as defined under IRC Section 382. In general, an ownership change would occur if the Company’s “5-percent shareholders,” as defined under IRC Section 382, including certain groups of persons treated as “5-percent shareholders,” collectively increased their ownership in the Company by more than 50 percentage points over a rolling three-year period. If an ownership change does occur during 2019, the resulting impact could be a limitation of up to $5.2 billion composed of both U.S. net operating losses and interest limitation carryforwards. We believe there would be minimal impact on the $2.5 billion future Grantor Trust deductions from an IRC Sections 382 change.

We currently have no uncertain tax positions recorded; however, we continue to evaluate the companies acquired in the Cristal Transaction, and it is reasonably possible that this could change in the next 12 months.

We believe that we have made adequate provision for income taxes that may be payable with respect to years open for examination; however, the ultimate outcome is not presently known and, accordingly, adjustments to our provisions may be necessary and/or reclassifications of noncurrent tax liabilities to current may occur in the future.

7.	Income (Loss) Per Share

The computation of basic and diluted loss per share for the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator - Basic and Diluted:
Net (loss) income from continuing operations	$(55)	$50	$(85)	$9
Less: Net income from continuing operations attributable to noncontrolling interest	6	14	10	17
Undistributed net (loss) income from continuing operations attributable to Tronox Holdings plc	(61)	36	(95)	(8)
Net loss from discontinued operations	(1)	—	(1)	—
Net income (loss) available to ordinary shares	$(62)	$36	$(96)	$(8)

Denominator - Basic and Diluted:
Weighted-average ordinary shares, basic (in thousands)	150,686	123,063	137,569	122,699
Weighted-average ordinary shares, diluted (in thousands)	150,686	126,716	137,569	122,699

Basic net income (loss) from continuing operations per ordinary share	$(0.41)	$0.30	$(0.69)	$(0.07)
Basic net income (loss) from discontinued operations per ordinary share	—	—	—	—
Basic net income (loss) operations per ordinary share	$(0.41)	$0.30	$(0.69)	$(0.07)

Diluted net income (loss) from continuing operations per ordinary share	$(0.41)	$0.29	$(0.69)	$(0.07)
Diluted net income (loss) from discontinued operations per ordinary share	—	—	—	—
Diluted net income (loss) operations per ordinary share	$(0.41)	$0.29	$(0.69)	$(0.07)

Net loss per ordinary share amounts were calculated from exact, not rounded net loss and share information.  Prior to January 2019, we had issued shares of restricted stock which were participating securities that did not have a contractual obligation to share in losses; therefore, when we had a net loss, none of the loss was allocated to participating securities. The restricted stock vested on January 29, 2019. For both the three and six months ended June 30, 2019 and for the six months ended June 30, 2018, the two-class method did not have an effect on our net loss per ordinary share calculation.

In computing diluted net loss per share under the two-class method, we considered potentially dilutive shares. Anti-dilutive shares not recognized in the diluted net loss per share calculation for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30, Shares		Six Months Ended June 30, Shares
	2019	2018	2019	2018
Options	1,269,443	1,328,129	1,269,443	1,328,129
Restricted share units	5,206,611	1,605,156	5,206,611	5,258,259

8.	Inventories, Net

Inventories, net consisted of the following:

	June 30, 2019	December 31, 2018
Raw materials	$267	$102
Work-in-process	108	43
Finished goods, net	528	225
Materials and supplies, net	194	109
Inventories, net – current	$1,097	$479

Materials and supplies, net consists of processing chemicals, maintenance supplies, and spare parts, which will be consumed directly and indirectly in the production of our products.

At June 30, 2019 and December 31, 2018, inventory obsolescence reserves primarily for materials and supplies were $15 million and $13 million, respectively. Reserves for lower of cost or market and net realizable value was $26 million and $17 million at June 30, 2019 and December 31, 2018, respectively.

9.	Property, Plant and Equipment, Net

Property, plant and equipment, net of accumulated depreciation, consisted of the following:

	June 30, 2019	December 31, 2018
Land and land improvements	$158	$96
Buildings	309	242
Machinery and equipment	1,857	1,395
Construction-in-progress	184	63
Other	59	39
Subtotal	2,567	1,835
Less: accumulated depreciation	(932)	(831)
Property, plant and equipment, net (1)	$1,635	$1,004

Substantially all of the property, plant and equipment, net is pledged as collateral for our debt. See Note 13.

The table below summarizes depreciation expense related to property, plant and equipment for the periods presented, recorded in the specific line items in our unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of goods sold	$58	$31	$90	$64
Selling, general and administrative expenses	1	1	2	2
Total	$59	$32	$92	$66

10.	Mineral Leaseholds, Net

Mineral leaseholds, net of accumulated depletion, consisted of the following:

	June 30, 2019	December 31, 2018
Mineral leaseholds	$1,303	$1,238
Less: accumulated depletion	(469)	(442)
Mineral leaseholds, net	$834	$796

Depletion expense relating to mineral leaseholds recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations was $17 million and $10 million during the three months ended June 30, 2019 and 2018, respectively. Depletion expense relating to mineral leaseholds recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations was $25 million and $18 million during the six months ended June 30, 2019 and 2018, respectively.

11.	Intangible Assets, Net

Intangible assets, net of accumulated amortization, consisted of the following:

	June 30, 2019			December 31, 2018
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$291	$(163)	$128	$291	$(154)	$137
TiO2 technology	101	(14)	87	32	(13)	19
Internal-use software	47	(31)	16	47	(27)	20
Intangible assets, net	$439	$(208)	$231	$370	$(194)	$176

The table below summarizes amortization expense related to intangible assets for the periods presented, recorded in the specific line items in our unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of goods sold	$1	$1	$1	$1
Selling, general and administrative expenses	7	6	13	12
Total	$8	$7	$14	$13

Estimated future amortization expense related to intangible assets is $14 million for the remainder of 2019, $27 million for 2020, $26 million for 2021, $24 million for 2022, $22 million for 2023 and $113 million thereafter.

12.          Balance Sheet and Cash Flow Supplemental Information

Accrued liabilities consisted of the following:
	June 30, 2019	December 31, 2018
Employee-related costs and benefits	$92	$69
Payable to Tasnee for Cristal acquisition	72	—
Related party payables	5	—
Interest	16	16
Sales rebates	31	18
Restructuring	4	—
Taxes other than income taxes	26	5
Asset retirement obligations	11	6
Interest rate swaps	22	—
Foreign currency derivatives	—	6
Professional fees and other	51	20
Accrued liabilities	$330	$140

Additional supplemental cash flow information for the six months ended June 30, 2019 is as follows:

Supplemental non cash information:	Six Months Ended June 30, 2019
Investing activities- shares issued in the Cristal acquisition	$526
Financing activities- debt assumed in the Cristal acquisition	$20

13.	Debt

Wells Fargo Revolver

On September 22, 2017, we entered into a global senior secured asset-based syndicated revolving credit facility with Wells Fargo Bank, N.A. (the “Wells Fargo Revolver”) which provided us with up to $550 million of revolving credit lines, with an $85 million sublimit for letters of credit, and has a maturity date of September 22, 2022. Our availability of revolving credit loans and letters of credit is subject to a borrowing base.

On March 22, 2019, we entered into a consent and amendment to the Wells Fargo Revolver and an amendment to our Term Loan Facility. The purpose of each amendment was to, among other things, (i) permit the refinancing of certain existing indebtedness incurred by our South African subsidiaries, Tronox KZN Sands Proprietary Limited and Tronox Mineral Sands Proprietary Limited, and the proposed uses of proceeds thereof, and (ii) implement required provisions in both the Wells Fargo Revolver and Term Loan Facility necessary in connection with establishment of Tronox Holdings plc.

The Wells Fargo Revolver amendment also modified certain components of the borrowing base in order to increase the potential availability of credit.  We also voluntarily reduced the revolving credit lines under the Wells Fargo Revolver from $550 million to $350 million. As a result of this modification, we accelerated the recognition of a portion of the deferred financing costs related to the Wells Fargo Revolver and during the three months ended March 31, 2019, recorded a charge of $2 million in “Loss on extinguishment of debt” within the unaudited Condensed Consolidated Statement of Operations. There were no balances outstanding at June 30, 2019.

ABSA Revolving Credit Facility

On December 13, 2017, our South African subsidiaries entered into an agreement for a revolving credit facility with ABSA Bank Limited (“ABSA”) acting through its ABSA Capital Division for an amount up to R750 million maturing on December 13, 2020 (the “ABSA Revolver”). In connection with the Standard Bank Revolver entered into on March 25, 2019, discussed below, the ABSA Revolver was terminated on March 26, 2019. As a result of the termination, we accelerated the recognition of the remaining deferred financing costs related to the ABSA Revolver during the three months ended March 31, 2019 and recorded less than $1 million in “Loss on extinguishment of debt” within the unaudited Condensed Consolidated Statement of Operations.

Standard Bank Credit Facility

On March 25, 2019, our South African subsidiaries, Tronox KZN Sands Proprietary Limited and Tronox Mineral Sands Proprietary Limited, entered into the Standard Bank Revolver for an amount up to R1 billion (approximately $71 million at June 30, 2019 exchange rate) maturing on March 25, 2022. The Standard Bank Revolver bears interest at the Johannesburg Interbank Average Rate (“JIBAR”) plus 260 basis points when net leverage for our South African subsidiaries (total combined debt outstanding under the Standard Bank Revolver and Standard Bank Term Loan less cash and cash equivalents divided by the consolidated EBITDA) is less than 1.5 and JIBAR plus 285 basis points when net leverage is greater than 1.5. There were no balances outstanding at June 30, 2019.

Standard Bank Term Loan Facility

On March 25, 2019, our South African subsidiaries, Tronox KZN Sands Proprietary Limited and Tronox Mineral Sands Proprietary Limited, entered into the Standard Bank Term Loan with a maturity date of March 25, 2024. The Term Loan Facility consists of (i) an aggregate principal amount of R2.6 billion (“Amortizing Loan”) the principal of which will be paid back at 5 percent per quarter over the five year term of the loan, and (ii) an aggregate principal amount of R600 million (“Bullet Loan”) the principal of which will be paid back at the maturity date of the Standard Bank Term Loan.

The Amortizing and Bullet Loans bear interest at JIBAR plus 260 basis points and 295 basis points when net leverage South African subsidiaries is less than 1.5 and JIBAR plus 285 basis points and 315 basis points when net leverage is greater than 1.5, respectively. At June 30, 2019, the principal amounts for the Amortizing Loan and the Bullet Loan were R2.6 billion (approximately $175 million) and R600 million (approximately $43 million), respectively.

Cristal Debt Acquired

As part of the Cristal Transaction, we became party to certain debt arrangements as described below:

•
A revolving credit facility with Emirates NBD PJSC under which we will have the ability to borrow up to approximately $50 million. The revolver is secured by the inventory and trade receivables of Cristal Pigment UK Ltd. Under the terms of the revolver, for U.S dollar borrowings the interest rate is LIBOR plus 2.25% while the interest rate for Euro borrowings is Euribor plus 2.25%. There were no borrowings outstanding under this revolver at June 30, 2019.

•
A working capital debt agreement in China (“Tikon Loan”) that matures in April and May of 2021. The Tikon Loan bears interest based on an official lending basis rate per annum as announced and published by the People’s Bank of China plus a 7% premium. At June 30, 2019 the outstanding balance on the Tikon Loan was approximately CNY140 million (approximately $20 million at June 30, 2019 exchange rate).

Long-term Debt

Long-term debt, net of an unamortized discount and debt issuance costs, consisted of the following:

	Original Principal	Annual Interest Rate	Maturity Date	June 30, 2019	December 31, 2018
Term Loan Facility, net of unamortized discount (1) (2)	$2,150	Variable	9/22/2024	$1,914	$2,119
Senior Notes due 2025	450	5.75%	10/01/2025	450	450
Senior Notes due 2026	615	6.50%	4/15/2026	615	615
Standard Bank Term Loan Facility	222	Variable	03/25/2024	218	—
Tikon Loan	N/A	Variable	05/23/2021	20	—
Finance leases				16	16
Long-term debt				3,233	3,200
Less: Long-term debt due within one year				(58)	(22)
Debt issuance costs				(39)	(39)
Long-term debt, net				$3,136	$3,139

(1)	Average effective interest rate of 5.8% and 5.5% during the six months ended June 30, 2019 and 2018, respectively.

(2)
The Term Loan Facility consists of (i) a U.S. dollar term facility in an aggregate principal amount of $1.5 billion (the “Term Loans”) with our subsidiary, Tronox Finance LLC (“Tronox Finance”) as the borrower and (ii) a U.S. dollar term facility in an aggregate principal amount of $650 million (the “Blocked Term Loan”) with our unrestricted subsidiary, Tronox Blocked Borrower LLC (the “Blocked Borrower”) as the borrower, which Blocked Term Loan was funded into a blocked account. Upon consummation of the Cristal Transaction on April 10, 2019, the Blocked Borrower merged with and into Tronox Finance, and the Blocked Term Loan became available to Tronox Finance. Pursuant to the terms of the Term Loan Facility, in the event of an asset sale, some or all of the net proceeds from the sale may be required to be used to prepay borrowings under the Term Loan Facility based on the ratio of the total combined debt outstanding under the Term Loan Facility and the Wells Fargo Revolver to the consolidated EBITDA, as defined in the Term Loan Facility, for the previous four quarters.  If this ratio is greater than 3, then all of the net proceeds from an asset sale would be required to be used to prepay borrowings under the Term Loan Facility, while if the ratio were less than 3 but greater than 2.75, 50% of the net proceeds would be required for prepayment and if the ratio were less than 2.75, no prepayment would be required. On May 1, 2019, we divested Cristal’s North American operations for approximately $700 million and subsequent to the sale,our senior net leverage ratio was below 2.75, and, as a result, the sale of the North American operations did not trigger a prepayment event.

14.	Derivative Financial Instruments

Interest Rate Risk

During the second quarter of 2019, we entered into interest-rate swap agreements with an aggregate notional value of $750 million, representing a portion of our Term Loan Facility, which effectively converts the variable rate to a fixed rate for a portion of the loan. The agreements expire in September 2024. The Company’s objectives in using the interest-rate swap agreements are to add stability to interest expense and to manage its exposure to interest rate movements. These interest rate swaps have been designated as cash flow hedges and involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

Fair value gains or losses on these cash flow hedges are recorded in other comprehensive income and are subsequently reclassified into interest expense in the same periods during which the hedged transactions affect earnings. For both the three and six months ended June 30, 2019, the amount recorded in interest expense related to the interest-rate swap agreements was not material. The fair value of the outstanding interest-rate swap contracts was $22 million and was included  in “Accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet:

Foreign Currency Risk

We enter into foreign currency contracts for the South African rand to reduce exposure of our subsidiaries’ balance sheet accounts not denominated in our South African subsidiaries’ functional currency to fluctuations in foreign currency exchange rates. We use a combination of zero-cost collars or forward contracts to reduce the exposure.  For accounting purposes, these foreign currency contracts are not considered hedges. The change in fair value associated with these contracts is recorded in “Other expense, net” within the unaudited Condensed Consolidated Statement of Operations and partially offsets the change in value of third party and intercompany-related receivables not denominated in the functional currency of the subsidiary. At June 30, 2019, there was $18 million, in the aggregate, of notional amount outstanding foreign currency contracts with a fair value of a loss of less than $1 million.  We determined the fair value of the foreign currency contracts using inputs other than quoted prices in active markets that are observable either directly or indirectly. The fair value hierarchy for the foreign currency contracts is a Level 2 input. For the three and six months ended June 30, 2019, we have recorded gains of $1 million and $6 million, respectively, related to foreign currency contracts in our unaudited Condensed Consolidated Statement of Operations

15.          Fair Value

Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The accounting standards also have established a fair value hierarchy, which prioritizes the inputs to valuation techniques used in measuring fair value into three broad levels as follows:

Level 1 -Quoted prices in active markets for identical assets or liabilities

Level 2 -Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly

Level 3 -Unobservable inputs based on the Company’s own assumptions

Our debt is recorded at historical amounts. The following table presents the fair value of our debt at both June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Term Loan Facility	$1,906	$2,074
Standard Bank Term Loan Facility	218	—
Senior Notes due 2025	439	368
Senior Notes due 2026	610	518
Tikon Loan	20	—

We determined the fair value of the Term Loan Facility, the Senior Notes due 2025 and the Senior Notes due 2026 using quoted market prices, which under the fair value hierarchy is a Level 1 input. We determined the fair value of the Standard Bank Term Loan Facility and Tikon Loan utilizing transactions in the listed markets for identical or similar liabilities, which under the fair value hierarchy is a Level 2 input.

The carrying value of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to the short-term nature of these items.

See Note 2, “Cristal Acquisition and Related Divestitures”, for the assets and liabilities measured on a non-recurring basis at fair value associated with our acquisition. See Note 14, “Derivative Financial Instruments” for our derivative financial instruments recorded at fair value.

16.	Leases

We determine if a contract is or contains a lease at inception of the contract. Our leases are primarily operating leases. Leased assets primarily include office buildings, rail cars and motor vehicles, forklifts, and other machinery and equipment. Our leases primarily have fixed lease payments, with real estate leases typically requiring additional payments for real estate taxes and occupancy-related costs. Our leases typically have initial lease terms ranging from 1 to 25 years. Some of our lease agreements include options to renew, extend or early terminate the leases. Lease term is the non-cancellable period of a lease, adjusted by the period covered by an option to extend or terminate the lease if we are reasonably certain to exercise that option. Our operating leases typically do not contain purchase options we expect to exercise, residual value guarantees or other material covenants.

Operating leases are recorded under “Lease right of use assets”, “Short-term lease liabilities”, and “Long-term lease liabilities”on the unaudited Condensed Consolidated Balance Sheets. Finance leases are recorded under “Property, plant and equipment net”, “Long-term debt due within one year”, and “Long-term debt” on the unaudited Condensed Consolidated Balance Sheets. Operating lease ROU assets and lease liabilities are initially recorded at the present value of the future minimum lease payments over the lease term at commencement date or acquisition date for Cristal leases. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. Lease payments for the initial measurement of lease ROU assets and lease liabilities include fixed payments and variable payments that depend on an index or a rate. Variable lease payments that are not index or rate based are recorded as expenses when incurred. Operating lease ROU assets are amortized on a straight-line basis over the period of the lease. Finance lease ROU assets are amortized on a straight-line basis over the shorter of their estimated useful lives of leased asset and the lease terms.

Financial information for the three months and six months ended June 30, 2019 are presented under the new standard, while comparative periods are not required since we adopted the new standard using the cumulative-effect adjustment approach.

Lease expense for the three and six months ended June 30, 2019 were comprised of the following:

	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease expense	$10	$17

Finance lease expense:
Amortization of right-of-use assets	—	—
Interest on lease liabilities	—	1

Short term lease expense	7	11
Variable lease expense	8	12
Total lease expense	$25	$41

The table below summarizes lease expense for the three and six months ended June 30, 2019, recorded in the specific line items in our unaudited Condensed Consolidated Statements of Operations:

	Three months ended June 30, 2019	Six months ended June 30, 2019
Cost of goods sold	$24	$39
Selling, general and administrative expenses	1	2
Total	$25	$41

The weighted-average remaining lease term in years and weighted-average discount rates at June 30, 2019 were as follows:

June 30, 2019
Weighted-average remaining lease term:
Operating leases	3.9
Finance leases	11.0

Weighted-average discount rate:
Operating leases	8.8%
Finance leases	14.2%

The maturity analysis for operating leases and finance leases at June 30, 2019 were as follows:

	Operating Leases	Finance Leases
2019	$19	$2
2020	33	3
2021	26	3
2022	12	3
2023	5	3
Thereafter	11	18
Total lease payments	106	32
Less: imputed interest	(17)	(16)
Present value of lease payments	$89	$16

The minimum commitments for operating leases and finance leases at December 31, 2018 were as follows:

	Operating Leases	Finance Leases
2019	$15	$3
2020	6	3
2021	5	3
2022	4	3
2023	3	3
Thereafter	4	18
Total lease payments	$37	$33

Additional information relating to cash flows and ROU assets for the six months ended June 30, 2019 is as follows:

June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$17
Operating cash flows used for finance leases	1
Financing cash flows used for finance leases	—

Additional information relating to ROU assets for the three and six months ended June 30, 2019 is as follows:

	Three months ended June 30, 2019	Six months ended June 30, 2019
ROU assets obtained in exchange for lease obligations:
Operating leases obtained in the normal course of business	$4	$7
Operating leases acquired in connection with Cristal acquisition	37	37
Finance leases (recorded in “Property, plant, and equipment, net”)	—	—

As of June 30, 2019, we have additional operating leases, primarily for equipment and machinery, that have not yet commenced. The related ROU asset is approximately $12 million. These leases will commence later in 2019 with lease terms that range from 3 years to 5 years.

17.          Asset Retirement Obligations

Asset retirement obligations consist primarily of rehabilitation and restoration costs, landfill capping costs, decommissioning costs, and closure and post-closure costs. Activities related to asset retirement obligations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Beginning balance	$75	$83	$74	$82
Additions	6	—	6	4
Accretion expense	3	2	4	3
Remeasurement/translation	—	(6)	—	(5)
Settlements/payments	(1)	(1)	(1)	(2)
Transferred with the divestiture of Ashtabula	(3)	—	(3)	—
Transferred in with the acquisition of Cristal	94	—	94	—
Transferred with the sale of Henderson Electrolytic	—	—	—	(4)
Balance, June 30,	$174	$78	$174	$78

	June 30, 2019	December 31, 2018
Current portion included in “Accrued liabilities”	$11	$6
Noncurrent portion included in “Asset retirement obligations”	163	68
Asset retirement obligations	$174	$74

18.	Commitments and Contingencies

Purchase and Capital Commitments — Includes obligations for purchase requirements of process chemicals, supplies, utilities and services entered into in the ordinary course of business. At June 30, 2019, purchase commitments were $185 million for 2019, $132 million for 2020, $82 million for 2021, $63 million for 2022, $41 million for 2023, and $114 million thereafter.

Letters of Credit—At June 30, 2019, we had outstanding letters of credit and bank guarantees of $66 million, of which $21 million were letters of credit, $44 million were bank guarantees and less than $1 million were performance bonds.

Environmental Matters— It is our policy to record appropriate liabilities for environmental matters when remedial efforts are probable and the costs can be reasonably estimated. Such liabilities are based on our best estimate of the undiscounted future costs required to complete the remedial work. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information becomes available. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other potentially responsible parties, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities. We expect to fund expenditures for these matters from operating cash flows. The timing of cash expenditures depends principally on the timing of remedial investigations and feasibility studies, regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties.  Included in these environmental matters are the following:

Hawkins Point Plant.  Residual waste mud, known as Batch Attack Mud, and a spent sulfuric waste stream were deposited in an onsite repository (the “Batch Attack Lagoon”) at a former TiO2 manufacturing site, Hawkins Point Plant in Baltimore, Maryland, operated by Cristal USA, Inc. from 1954 until 2011.  We assumed responsibility for remediation of the Hawkins Point Plant when we acquired the TiO2 business of Cristal in April 2019.  In 1984, a predecessor of Cristal and the Maryland Department of the Environment (“MDE”) entered into a consent decree (the “Consent Decree”) to address the Batch Attack Lagoon.   The Consent Decree required that Cristal close the Batch Attack Lagoon when the Hawkins Point Plant ceased operations.  In addition, we are investigating whether hazardous substances are migrating from the Batch Attack Lagoon.   A provision of $32 million has been made in our financial statements for the Hawkins Point Plant consistent with the accounting policy described above. We are in discussions with the MDE regarding a new consent decree to address both the Batch Attack Lagoon as well as other environmental contamination issues associated with the Hawkins Point Plant.

Other Matters— We are subject to a number of other lawsuits, investigations and disputes (some of which involve substantial amounts claimed) arising out of the conduct of our business, including matters relating to commercial transactions, prior acquisitions and divestitures, including our acquisition of Cristal, the materiality of which is still being assessed, employee benefit plans, intellectual property, and environmental, health and safety matters. We recognize a liability for any contingency that is probable of occurrence and reasonably estimable. We continually assess the likelihood of adverse judgments of outcomes in these matters, as well as potential ranges of possible losses (taking into consideration any insurance recoveries), based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Included in these other matters is the following:

Venator Materials plc v. Tronox Limited.  In May 2019, Venator Materials plc (“Venator”) filed an action in the Superior Court of the State of Delaware alleging among other things that we owed Venator a $75 million “Break Fee” pursuant to the terms of a preliminary agreement dated July 14, 2018 (the “Exclusivity Agreement”).  The Exclusivity Agreement required, among other things, Tronox and Venator to use their respective best efforts to negotiate a definitive agreement to sell the entirety of the National Titanium Dioxide Company Limited’s (“Cristal’s”) North American operations to Venator if a divestiture of all or a substantial part of these operations were required to secure the approval of the Federal Trade Commission for us to complete our acquisition of Cristal’s TiO2 business.  In June 2019, we counterclaimed against Venator seeking to recover $400 million in damages from Venator that we suffered as a result of Venator’s breaches of the Exclusivity Agreement.  Specifically, we allege that Venator’s failure to use best efforts constituted a material breach of the Exclusivity Agreement and directly resulted in and caused us to sell Cristal’s North American operations to an alternative buyer for $700 million, $400 million less than the price Venator had agreed to in the Exclusivity Agreement.  Though we believe that our interpretation of the Exclusivity Agreement is correct, there can be no assurance that we will prevail in litigation.

19.	Accumulated Other Comprehensive Loss Attributable to Tronox Holdings plc

The tables below present changes in accumulated other comprehensive loss by component for the three months ended June 30, 2019 and 2018.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Derivatives	Total
Balance, March 31, 2019	$(517)	$(95)	$—	$(612)
Other comprehensive loss	18	—	(23)	(5)
Amounts reclassified from accumulated other comprehensive income	—	1	—	1
Balance, June 30, 2019	$(499)	$(94)	$(23)	$(616)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Derivatives	Total
Balance, March 31, 2018	$(268)	$(89)	$(1)	$(358)
Other comprehensive loss	(139)	—	—	(139)
Amounts reclassified from accumulated other comprehensive income	—	1	—	1
Balance, June 30, 2018	$(407)	$(88)	$(1)	$(496)

The tables below present changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2019 and 2018.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Derivatives	Total
Balance, January 1, 2019	$(445)	$(95)	$—	$(540)
Other comprehensive loss	7	—	(23)	(16)
Amounts reclassified from accumulated other comprehensive income	—	1	—	1
Acquisition of noncontrolling interest	(61)	—	—	(61)
Balance, June 30, 2019	$(499)	$(94)	$(23)	$(616)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Derivatives	Total
Balance, January 1, 2018	$(312)	$(90)	$(1)	$(403)
Other comprehensive loss	(95)	—	—	(95)
Amounts reclassified from accumulated other comprehensive income	—	2	—	2
Balance, June 30, 2018	$(407)	$(88)	$(1)	$(496)

20.	Share-Based Compensation

Restricted Share Units (“RSUs”)

During 2017, a total of 1,397,471 RSUs were granted, pursuant to an Integration Incentive Award program (“Integration Incentive Award”) established in connection with the Cristal Transaction, to certain executive officers and managers with significant integration accountability. In addition, during the second quarter of 2018, an additional 139,225 RSUs were granted under the Integration Incentive Award. These RSUs would have vested two years from the date of the close of the Cristal Transaction and the number of shares that would have been issued to grantees would have been based upon the achievement of established performance conditions.  Under the original terms of the Integration Incentive Award, if the Cristal Transaction did not close by July 1, 2018, all unvested awards pursuant to the Integration Incentive Award would immediately be cancelled and forfeited.

During the second quarter of 2018, terms of the Integration Incentive Award were modified to eliminate the requirement that the Cristal Transaction must close by July 1, 2018.  We accounted for this modification as a Type III modification since, at the modification date, the expectation of the award vesting changed from improbable to probable. As a result, we reversed approximately $6 million of previously recorded expense related to the Integration Incentive Award.  The issued and unvested RSUs under the Integration Incentive Award were revalued based on the closing price of the Company’s stock on the modification date and will vest two years from the date the Cristal Transaction closed and based upon the achievement of established performance conditions. During the third and fourth quarter of 2018, an additional 90,161 and 40,161 RSUs, respectively, were granted under the modified terms of the Integration Incentive Award. All the integration awards discussed above will vest on April 10, 2021 if performance conditions are met.

During the six months ended June 30, 2019, we granted RSUs which have time and/or performance conditions. Both the time-based awards and the performance-based awards are classified as equity awards. For the time-based awards that are valued at the weighted average grant date fair value, 195,178 RSUs were granted to Board members and vest a year from the date of grant 1,143,018 RSUs were granted to management and vest ratably over a three-year period and 3,528 RSUs were granted to certain Board members in lieu of cash fees earned and vested immediately. For the performance-based awards, 1,143,018  RSUs were granted to management and cliff vest at the end of the three years. Vesting of the performance-based awards is determined based on a relative Total Stockholder Return (“TSR”) calculation compared to a peer group performance over the applicable three-year measurement period. The Company’s three-year TSR versus the peer group performance levels determines the payout percentage. The TSR metric is considered a market condition for which we use a Monte Carlo simulation to determine the grant date fair value.

The unrecognized compensation cost associated with all unvested awards at June 30, 2019 was $67 million, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of approximately 2.3 years.

Options

There were no options exercised during the six months ended June 30, 2019.

21.	Repurchase of Common Stock

In addition to the repurchase of 14 million shares from Exxaro discussed in Note 23, Related Parties, on June 3, 2019, the Company’s  Board of Directors authorized the repurchase of up to $100 million of the Company's stock. During the three months ended June 30, 2019, we purchased 4,957,098 shares of common stock under the stock repurchase program at an average price of $11.26 per share and at a cost of approximately $56 million, including sales commissions, leaving approximately $44 million available for additional repurchases under the program. Upon repurchase of the shares by the Company, the shares were cancelled.

As of August 8, 2019, we had purchased a total of 7,453,391 shares under the authorization at an average price of $11.59 per share and at a cost of approximately $86 million.

22.	Pension and Other Postretirement Healthcare Benefits

We sponsor a noncontributory qualified defined benefit retirement plan in the United States (the “U.S. Qualified Plan”). We also have a collective defined contribution plan (a multiemployer plan) in the Netherlands (the “Netherlands Multiemployer Plan”) and a postretirement healthcare plan in South Africa (the “SA Postretirement Plan”).

As a result of the Cristal acquisition we assumed liability for defined benefit (“DB”) and post retirement plans in the United States (“U.S. DB Plans”), United Kingdom (“U.K. DB Scheme”), Australia (“Australia DB Plan”), France (“France Retirement Indemnity Plan”) and Saudi Arabia (“KSA End of Service Indemnity”).  The U.S. DB Plans are comprised of a pension plan (“U.S. Pension Plan”), a Supplemental Executive Retirement Plan (“SERP”) and Permanent Transfer Plan (“TERP”) and retirement medical plan. These plans benefits are generally calculated based on years of credited service and average compensation as defined under the respective plan provisions. The U.S. Pension Plan is funded through contributions to a pension trust fund, generally subject to minimum funding requirements. The SERP, TERP and the retirement medical plans are unfunded. As a result of the INEOS transaction, all active participants moving to INEOS were terminated from the U.S. Pension Plan and became 100% vested with no further benefits accruing to those participants.

The U.K. DB Scheme and the Australia DB Plan are funded plans that are frozen and therefore no further benefits accrue to the participants. The Australia DB Plan is in the process of winding down and is expected to cease by the end of the year. The France Indemnity Plan is an active unfunded plan and benefits are generally based on years of credited service and average compensation. The KSA End of Service Indemnity provides end of service benefits to qualifying participants. End of service benefits are based on years of service and the reasons for which a participant’s services to the company are terminated.

At June 30, 2019, the U.K. DB Scheme, the Australian DB Plan and U.S. Pension Plan were overfunded by $17 million, $4 million and $4 million, respectively, and are recorded in “Other long-term assets” in the unaudited Condensed Consolidated Balance Sheet. The KSA End of Service Indemnity, the France Indemnity plan and the U.S. SERP and TERP were underfunded by $46 million, $7 million and $3 million, respectively, and are included in “Pension and postretirement healthcare benefits” in the unaudited Condensed Consolidated Balance Sheet.

The components of net periodic cost associated with our U.S defined benefit plans and the acquired foreign plans recognized in the unaudited Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net periodic cost:
Service cost	$1	$—	$1	$—
Interest cost	6	4	9	7
Expected return on plan assets	(7)	(4)	(10)	(8)
Net amortization of actuarial loss and prior service credit	1	1	1	2
Total net periodic cost	$1	$1	$1	$1

The aggregate impact of interest costs, expected return on plan assets and net amortization of actuarial losses component of net periodic costs of $1 million for each of the three and six months ended June 30, 2019 and 2018, respectively, is presented in “Other income (expense), net” in the unaudited Condensed Consolidated Statements of Operations.

The components of net periodic cost associated with the South Africa postretirement healthcare plan was less than $1 million for each of the three months ended June 30, 2019 and 2018.

For the three and six months ended June 30, 2019 and 2018, we contributed $1 million and $2 million, respectively to the Netherlands Multiemployer Plan, which was primarily recognized in “Cost of goods sold” in the unaudited Condensed Consolidated Statement of Operations.

23.	Related Parties

Exxaro

At June 30, 2019, Exxaro continues to own approximately 14.7 million shares of Tronox, or a 10.2% ownership interest, as well as their 26% ownership interest in our South African operating subsidiaries.

On November 26, 2018, we, certain of our subsidiaries and Exxaro entered into the Completion Agreement. The Completion Agreement provides for the orderly sale of Exxaro’s remaining ownership interest in us, subject to market conditions, helped to facilitate the Re-domicile Transaction, as well as addressed several legacy issues related to our 2012 acquisition of Exxaro’s mineral sands business. Pursuant to the terms of the Completion Agreement, Tronox has covenanted to pay Exxaro an amount equal to any South African capital gains tax assessed on Exxaro in respect of any profit arising to it on a disposal of any of its ordinary shares subsequent to the Re-domicile Transaction where such tax would not have been assessed but for the Re-domicile Transaction.  Similarly, Exxaro has covenanted to pay Tronox an amount equal to any South African tax savings Exxaro may realize in certain situations from any tax relief that would not have arisen but for the Re-domicile Transaction.

Pursuant to the terms of the Completion Agreement, on May 9, 2019, we repurchased 14 million shares from Exxaro for an aggregate purchase price of approximately $200 million or $14.3185 per share. The share price was based upon a 5% discount to the 10 day volume weighted average price as of the day that Exxaro exercised their sale notice to us. As a result of the sale of the 14 million shares on May 9, 2019, and the imputed gain or loss if  Exxaro was to sell its remaining 14.7 million shares, we have recorded a liability of approximately $2 million related to the estimated net payment to Exxaro, which is included in “Accrued liabilities” in our unaudited Condensed Consolidated Balance Sheets as of June 30, 2019.

Tasnee/Cristal

On April 10, 2019, we announced the completion of the acquisition of the TiO2 business of Cristal for $1.675 billion of cash, subject to a working capital and noncurrent liability adjustment, plus 37,580,000 ordinary shares. At June 30, 2019, Cristal Inorganic Chemical Netherlands Cooperatief W.A., a wholly-owned subsidiary of Tasnee, continues to own 37,580,000 shares of Tronox, or 26% ownership interest.

On May 9, 2018, we entered into an Option Agreement with AMIC which is owned equally by Tasnee and Cristal. Under the terms of the Option Agreement, AMIC granted us an option (the “Option”) to acquire 90% of a special purpose vehicle (the “SPV”), to which AMIC’s ownership in a titanium slag smelter facility (the “Slagger”) in The Jazan City for Primary and Downstream Industries in KSA will be contributed together with $322 million of AMIC indebtedness (the “AMIC Debt”). As of June 30, 2019, we have loaned $89 million for capital expenditures and operational expenses to facilitate the start-up of the Slagger and we have recorded this loan payment and related interest within “Other long-term assets” on the Unaudited Condensed Consolidated Balance Sheet at June 30, 2019. The Option Agreement did not have a significant impact on the financial statements as of or for the periods ended June 30, 2019.

The Company acquired feedstock from AMIC for consumption in production. As of June 30, 2019, we had a payable of approximately $11 million recorded in "Accrued liabilities" on the unaudited Condensed Consolidated Balance Sheet for purchases of feedstock from AMIC, including $5 million purchased during the three months ended June 30, 2019. The balances are expected to be settled in the near term.

In conjunction with the acquisition on April 10, 2019 we entered into a transition services agreement with Tasnee, Cristal and AMIC. Under the terms of the transition services agreement, Tasnee and its affiliates will provide services to Tronox related to information technology support and infrastructure, logistics, safety, health and environmental, treasury and tax. Similarly, Tronox will provide services to Tasnee and its affiliates for information technology support and infrastructure, finance and accounting, tax, treasury, human resources, logistics, research and development and business development.

During the three and six months ended June 30, 2019, Tronox recorded a net reduction of approximately $1 million in “Selling, general and administrative” in the unaudited Condensed Consolidated Statement of Operations associated with the transition services agreement. The net reduction of selling, general and administrative expenses associated with the transition services agreement generally represents a recovery of the related costs. At June 30, 2019, Tronox had a receivable due from Tasnee of $12 million and a payable due to Tasnee of $77 million that are recorded within “Prepaid and other assets” and “Accrued liabilities”, respectively, on the unaudited Condensed Consolidated Balance Sheet. Accrued liabilities include $72 million related to the cash, working capital and noncurrent liabilities received with the acquired entities in connection with the Cristal Transaction. The  balance in prepaid and other assets and remaining balances in accrued liabilities primarily relate to pre-acquisition activity and those balances are expected to be settled in the near term.

24.	Segment Information

Prior to and after the Cristal Transaction, we operate our business under one operating segment, TiO2, which is also our reportable segment.  The Company’s chief operating decision maker, who is its CEO, reviews financial information presented at the TiO2 level for purposes of allocating resources and evaluating financial performance. Since we operate our business under one segment, there is no difference between our consolidated results and segment results.

We disaggregate our revenue from contracts with customers by product type and geographic area. We believe this level of disaggregation appropriately depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors and reflects how our business is managed. See Note 4 for further information on revenues.

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

Overview

On April 10, 2019, we announced the completion of the acquisition of the TiO2 business of The National Titanium Dioxide Company Ltd. (“Cristal”), a limited company organized under the laws of the Kingdom of Saudi Arabia the (“Cristal Transaction”).  The total acquisition price, including the value of the ordinary shares at $14 per share on the date of the acquisition, is approximately $2.2 billion, subject to a working capital and non-current liability adjustment.

As a result of closing the Cristal Transaction, we now operate titanium-bearing mineral sand mines and beneficiation and smelting operations in Australia, South Africa and Brazil to produce feedstock materials that can be processed into TiO2 for pigment, high purity titanium chemicals, including titanium tetrachloride, and Ultrafine© titanium dioxide used in certain specialty applications where nano-particulate TiO2 is required. The mining, beneficiation and smelting of titanium bearing mineral sands creates meaningful quantities of zircon, which we also supply to customers around the world. We intend to consume all of our feedstock materials in our own TiO2 pigment facilities in the United States, Australia, Brazil, UK, France, Netherlands, China and the Kingdom of Saudi Arabia (“KSA”) with a goal of delivering low cost, high-quality pigment to our coatings and other TiO2 customers throughout the world.

In order to obtain regulatory approval for the Cristal Transaction, the Federal Trade Commission (“FTC”) required us to divest Cristal's North American TiO2 business, which we sold to INEOS Enterprises ("INEOS") on May 1, 2019, for proceeds of approximately $700 million, plus an additional amount of working capital, which is subject to adjustment. The operating results of Cristal’s North American TiO2 business, from the acquisition date to the date of divestiture, are included in a single caption entitled “Loss from discontinued operations, net of tax” in our unaudited Condensed Consolidated Statements of Operations.

In addition, the previously announced divestiture of the 8120 paper laminate grade to Venator Materials PLC (“Venator”), which we were required to undertake by the European Commission in order to consummate the Cristal Transaction was completed on April 26, 2019.  Under the terms of the agreement, we will supply the 8120 grade product to Venator under a supply agreement for an initial term of 2 years, and extendable up to 3 years, to allow for the transfer of the manufacturing of the 8120 grade to Venator. Total cash consideration is 8 million Euros, of which 1 million Euros was paid at the closing and the remaining 7 million Euros will be paid in equal installments during the second quarters of 2020 and 2021. As a result of consummating the sale, we recorded a loss of approximately $19 million during the second quarter of 2019.

Exxaro Mineral Sands Transaction Completion Agreement

On November 26, 2018, we, certain of our subsidiaries and Exxaro entered into the Exxaro Mineral Sands Transaction Completion Agreement (the “Completion Agreement”). The Completion Agreement provides for the orderly sale of Exxaro’s remaining ownership interest in us, subject to market conditions, helped to facilitate the Re-domicile Transaction, as well as addressed several legacy issues related to our 2012 acquisition of Exxaro’s mineral sands business. Pursuant to the terms of the Completion Agreement, Tronox has covenanted to pay Exxaro an amount equal to any South African capital gains tax assessed on Exxaro in respect of any profit arising to it on a disposal of any of its ordinary shares in the newly formed Tronox U.K. entity subsequent to the completion date of the Re-domicile Transaction where such tax would not have been assessed but for the Re-domicile Transaction.  Similarly, Exxaro has covenanted to pay Tronox an amount equal to any South African tax savings Exxaro may realize in certain situations from any tax relief that would not have arisen but for the Re-domicile Transaction.

Pursuant to the terms of the Completion Agreement, on May 9, 2019, we repurchased 14 million shares from Exxaro for an aggregate purchase price of approximately $200 million or $14.3185 per share. The share price was based upon a 5% discount to the 10 day volume weighted average price as of the day that Exxaro exercised their sale notice to us. Upon repurchase of the shares by the Company, the shares were cancelled. As a result of the sale of the 14 million shares on May 9, 2019, and the imputed gain or loss if Exxaro was to sell its remaining 14.7 million shares, we have recorded a liability of approximately $2 million related to the estimated net payment to Exxaro, which is included in “Accrued liabilities” in our unaudited Condensed Consolidated Balance Sheets as of June 30, 2019.

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

At June 30, 2019, Exxaro continues to own approximately 14.7 million shares of Tronox, or a 10.2% ownership interest, as well as their 26% ownership interest in our South African operating subsidiaries.

Share Repurchases

On June 3, 2019, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company's stock. As of June 30, 2019, we had repurchased approximately 5 million shares for approximately $56 million. Upon repurchase of the shares by the Company, the shares were cancelled.

As of August 8, 2019, we had purchased a total of 7,453,391 shares under the authorization at an average price of $11.59 per share and at a cost of approximately $86 million.

Tronox Synergy Savings Program

On April 10, 2019, we announced the completion of the Cristal Transaction. During the second quarter of 2019 as a result of the acquisition, Tronox outlined a broad-based synergy savings program that is expected to reduce costs, simplify processes and focus the organization's structure and resources on key growth initiatives. The program has total targeted synergy savings of approximately $220 million by 2022. The total savings that are expected to be realized are comprised of the following:

•
$127 million from operational enhancements through, among other things, technology exchange, optimization of feedstock cost at pigment plants and performance improvements at the Yanbu plant in Saudi Arabia;

•
$24 million from feedstock initiatives including, among other things, maximizing synthetic rutile kiln and slag output, reduction in freight costs and the utilization of diverse feedstock supply globally which minimizes production risk in tight supply markets;

•	$27 million in supply chain savings from, among other things, reduced distribution costs, optimization of our grade portfolio and the leveraging of volume discounts; and

•	$42 million from reductions in selling, general and administrative expenses primarily from employee-related costs and indirect spend consolidation.

In connection with the actions and associated savings discussed above, during the second quarter of 2019, we incurred restructuring costs of $10 million for employee related costs, including severance primarily related to the closing of the Cristal Transaction. See Note 3 of notes to unaudited condensed consolidated financial statements for further information on restructuring.

As of June 30, 2019, we have realized savings of $12 million from restructuring as well as other cost-savings strategies including feedstock initiatives and supply chain optimization.

Business Environment

The following discussion includes trends and factors that may affect future operating results:

Our second quarter revenue, including the impact related to Cristal, increased 103% sequentially. In addition to the impact of Cristal, Tronox legacy operations saw an increase of 15% in TiO2 sales volumes and a 13% increase in Zircon sales volumes while average selling prices for both product categories were essentially level to the prior quarter. We believe the TiO2 market continues to show signs of improvement given the decline in transitory inventories in Asia and Europe and continued stable market conditions in North America.  Zircon, pig iron and feedstock sales continue to be impacted by the timing of shipments in any given quarter and we expect less feedstock revenues given our focus on vertical integration. Given the strong correlation of TiO2 revenues to global GDP, we continue to track GDP estimates as any improvements or reductions would impact TiO2 revenues. We have begun to see a softening in Zircon demand due to lower manufacturing utilization rates of ceramic manufacturers in China due to slower growth in the Chinese domestic market and the impact of recently enacted tariffs.

Gross margin declined sequentially from the first quarter 2019 to the second quarter 2019 due to purchase accounting impacts related to the Cristal acquisition which resulted in higher costs of goods sold due to revaluing to fair value our inventory and depreciable assets including property, plant and equipment. Offsetting the impact of these purchase accounting related costs were gross margin improvements driven primarily by improved pigment market conditions, increased Zircon shipments and the realization of the benefits of vertical integration from the deferred margin associated with the lower cost feedstock inventory used to manufacture the pigment sold during the quarter.

Pro Forma Income Statement Information

On April 10, 2019, we announced the completion of the acquisition of the TiO2 business of Cristal which impacts the comparability of the reported results for 2019 compared to 2018 and the second quarter of 2019 compared to the first quarter of 2019. Since Tronox and Cristal have combined their respective businesses effective with the merger date of April 10, 2019, the three and six months ended June 30, 2019 reflect the results of the combined business from April 10, 2019, while the three and six months ended June 30, 2018 include only the results of the legacy Tronox business. To assist with a discussion of the 2019 and 2018 results on a comparable basis, certain supplemental unaudited pro forma income statement information is provided on a consolidated basis and is referred to as "pro forma information".

The pro forma information has been prepared on a basis consistent with Article 11 of Regulation S-X, assuming the merger and merger-related divestitures of Cristal's North American TiO2 business and the 8120 paper laminate grade had been consummated on January 1, 2018. In preparing this pro forma information, the historical financial information has been adjusted to give effect to pro forma adjustments that are (i) directly attributable to the business combination and other transactions presented herein, such as the merger-related divestitures, (ii) factually supportable, and (iii) expected to have a continuing impact on the combined entity’s consolidated results. The pro forma information is based on management's assumptions and is presented for illustrative purposes and does not purport to represent what the results of operations would actually have been if the business combination and merger-related divestitures had occurred as of the dates indicated or what the results would be for any future periods. Also, the pro forma information does not include the impact of any revenue, cost or other operating synergies in the periods prior to the acquisition that may result from the business combination or any related restructuring costs.

Condensed Consolidated Results of Operations from Continuing Operations

Three Months Ended June 30, 2019 compared to the Three Months Ended June 30, 2018

	Reported Amounts			Pro Forma Amounts (1)
	Three Months Ended June 30,			Three Months Ended June 30,
	2019	2018	Variance	2019	2018	Variance
Net sales	$791	$492	$299	$827	$903	$(76)
Cost of goods sold	672	348	324	648	685	(37)
Contract loss	19	—	19	—	—	—
Gross profit	100	144	(44)	179	218	(39)
Gross Margin	13%	29%	(16)pts	22%	24%	(2pts)

Selling, general and administrative expenses	103	79	(24)	85	60	(25)
Restructuring	10	—	(10)	10	—	(10)
(Loss) income from operations	(13)	65	(78)	84	158	(74)
Interest expense	(54)	(48)	(6)	(54)	(53)	(1)
Interest income	3	7	(4)	3	2	1
Loss on extinguishment of debt	—	(30)	30	—	(30)	30
Other income (expense), net	5	29	(24)	5	19	(14)
(Loss) income from continuing operations before income taxes	(59)	23	(82)	38	96	(58)
Income tax benefit	4	27	23	4	24	(20)
Net (loss) income from continuing operations	$(55)	$50	$(105)	$42	$120	$(78)

Effective tax rate	7%	(117)%	124pts	(11)%	25%	(36) pts

EBITDA (2)	$76	$113	$(37)	$176	$240	$(64)
Adjusted EBITDA (2)	$195	$148	$47	$200	$257	$(57)
Adjusted EBITDA as% of Net Sales	25%	30%	(5) pts	24%	28%	(4) pts

(1)	The pro forma amounts have been prepared on a basis consistent with Article 11 of Regulation S-X. See “Supplemental Pro Forma Information” section of the MD&A for further detail.

(2)
EBITDA and Adjusted EBITDA are Non-U.S. GAAP financial measures. Please refer to the “Non-U.S. GAAP Financial Measures” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of these measures and a reconciliation of these measures to Net income (loss) from operations.

On a reported basis, net sales of $791 million for the three months ended June 30, 2019 increased by 61% compared to $492 million for the same period in 2018. The three months ended June 30, 2019 includes $353 million, or 72% revenue growth related to the acquired operations of Cristal. Partially offsetting the increase from the Cristal acquisition were lower TiO2 sales volumes and average selling prices and lower Zircon sales volumes in Tronox legacy operations. On a pro forma basis, net sales of $827 million for the three months ended June 30, 2019 decreased by 8% compared to $903 million for the same period in 2018 primarily due to lower TiO2 sales prices and lower Zircon sales volumes. On both a reported and pro forma basis, revenues were negatively impacted by the absence of revenues from the Electrolytic business sold in September 2018.

Net sales by type of product for the three months ended June 30, 2019 and 2018 were as follows:

The table below presents reported revenue by product

	Three Months Ended June 30,
(Millions of dollars)	2019	2018	Variance	Percentage
TiO2	$625	$346	$279	81%
Zircon	88	78	10	13%
Feedstock and other products	78	53	25	47%
Electrolytic	—	15	(15)	(100)%
Total net sales	$791	$492	$299	61%

The table below presents pro forma revenue by product

	Three Months Ended June 30,
(Millions of dollars)	2019	2018	Variance	Percentage
TiO2	$657	$703	$(46)	(7)%
Zircon	89	108	(19)	(18)%
Feedstock and other products	81	77	4	5%
Electrolytic	—	15	(15)	(100)%
Total net sales	$827	$903	$(76)	(8)%

On a reported basis, for the three months ended June 30, 2019, TiO2 revenue was higher by 81% or $279 million compared to the prior year quarter. The acquisition of Cristal benefitted growth by $308 million, or 89%. The increase in TiO2 revenue from the Cristal acquisition was partially offset by a 4% or $16 million reduction in sales volumes and a 3% or $9 million decrease in average selling prices in legacy Tronox operations. Foreign currency translation also contributed $5 million to the TiO2 revenue declines, due to the weakening Euro. Zircon revenues were $10 million higher compared to the prior year quarter and include $16 million related to Cristal, which were more than offset by a 20% reduction in sales volumes in legacy Tronox operations due to shipment timing.  Feedstock and other products revenues was $25 million higher from the year-ago quarter and includes $30 million related to Cristal. The decline in Feedstock and other products revenues for Tronox legacy operations was primarily driven by lower volumes for pig iron, rutile prime and CP slag due to timing of shipments.

On a pro forma basis, for the three months ended June 30, 2019, TiO2 revenue declined compared to the prior year driven primarily by $41 million for lower selling prices, which were partially offset by a 3% or $17 million increase in sales volumes. Foreign currency translation also contributed $16 million to the TiO2 revenue decline, due to the weakening of the Euro. The Zircon revenues decline was due to a 27% decline in sales volumes that was partially offset by 12% increase in average selling prices. Feedstock and other products revenues was slightly higher due to higher CP slag sales volumes, partially offset by declines in ilmenite sales as we are not actively selling ilmenite in the market due to our expanded internal requirements following the closing of the Cristal acquisition.

On a reported basis, second quarter revenue compared to the first quarter of 2019 grew 103%, driven primarily by 91% growth from the Cristal acquisition. The Tronox legacy business also grew sequentially due to an increase of 15% or $41 million in TiO2 sales volumes while average selling prices were essentially level. Zircon revenue increased as sales volumes increased by 13% and average selling prices were level. Feedstock and other product revenue was essentially level, as higher CP slag sales volumes were offset by lower sales volumes for synthetic rutile and pig iron.

Comparing our second quarter revenue to first quarter 2019 on a pro forma basis, our second quarter revenue of $827 million represents a 15% increase as compared to $720 million in the first quarter of 2019. TiO2 revenue was higher driven by 15% higher sales volumes, partially offset by slightly lower selling prices and a small negative impact of foreign currency when comparing to the prior quarter. Zircon revenues increased 7% primarily due to an increase in sales volumes.  Feedstock and other products revenue was higher driven by higher CP slag sales volumes.

On a reported basis, our gross margin of $100 million was 13% of net sales compared to 29% of net sales in the year-ago quarter. The decrease in gross margin is primarily due to:

•
the unfavorable impact of 8 points due to the value of the inventory, property, plant and equipment and mineral leaseholds of Cristal being stepped up to fair value on the acquisition date, which resulted in the recognition of higher expense in the second quarter;

•	the recognition of a $19 million (2 points negative impact on gross margin) charge for contract losses for the estimated losses we expect to incur on the 8120 supply agreement with Venator
•	the inclusion of Cristal’s results beyond the purchase accounting impact above, which operates at a lower gross margin than legacy Tronox, which lowered gross margin by 5 points;
•	a negative impact of $26 million, or 3 points, due to higher costs of production primarily related to ore, process materials, and energy; and
•	a 1 point unfavorable impact on gross margin of volume and product mix related to our legacy Tronox operations.

These decreases in gross margin were partially offset by a 2 point favorable impact of foreign currency translation on costs of goods sold primarily driven by the weakening South African Rand and the Australian Dollar.

On a pro forma basis, our gross margin of $179 million was 22% of net sales compared to 24% of net sales in the year-ago quarter. The 2 points decrease in gross margin is primarily due to the unfavorable impact of 3 points caused by a decrease in TiO2 selling prices and a 2 point decrease due to higher costs of production costs from ore, process materials, and energy, and a $16 million decline in gross margin from Cristal’s Australia Mining operations. These decreases in gross margin were partially offset by a 3 point favorable impact of foreign currency translation on costs of goods sold primarily driven by the weakening South African Rand and the Australian Dollar.

On a reported basis, selling, general and administrative expenses increased by $24 million or 30% during the three months ended June 30, 2019 compared to the same period of the prior year. The acquisition of Cristal accounted for $22 million of the increase. In addition to the Cristal expenses, SG&A expenses increased mainly due to higher employee-related costs of $5 million and integration costs of $4 million, partially offset by $6 million of lower professional fees primarily related to the Cristal transaction. The increase in employee-related costs reflects the impact of a modification to a performance-based restricted stock award in the prior year.

On a pro forma basis, selling, general and administrative expenses increased by $25 million or 42% during the three months ended June 30, 2019 compared to the same period of the prior year. The increase in SG&A expenses were primarily due to higher employee-related costs and integration costs. The increase in employee-related costs reflects the impact of a modification to a performance-based restricted stock award in the prior year.

On both a reported and pro forma basis, we recorded restructuring expenses of $10 million for employee-related costs associated with headcount reductions during the three months ended June 30, 2019. See Note 3 of notes to unaudited condensed consolidated financial statements.

On a reported basis, loss from operations for the three months ended June 30, 2019 was $13 million compared to income from operations of $65 million in the prior year period. The decrease of $78 million was primarily due to the lower gross margin and higher SG&A expenses discussed above. The gross margin included $55 million of charges related to the recognition of a step-up in value of inventories as a result of purchase accounting and the $19 million contract loss reflecting both the proceeds on the sale and the estimated losses we expect to incur under the supply agreement with Venator.

On a pro forma basis, income from operations for the three months ended June 30, 2019 decreased $74 million to $84 million from $158 million in the prior year period primarily due to the lower sales, higher SG&A expenses and restructuring costs in the current year period.

On a reported basis, adjusted EBITDA as a percentage of net sales was 25% for the three months ended June 30, 2019, a decrease of 5 points from 30% in the prior year. The lower gross margin and higher SG&A expenses as discussed above were the primary drivers of the year-over-year decrease in Adjusted EBITDA percentage.

On a pro forma basis, adjusted EBITDA as a percentage of net sales was 24% for the three months ended June 30, 2019, a decrease of 4 points from 28% in the prior year. The lower TiO2 selling prices and higher SG&A expenses as discussed above were the primary driver of the year-over-year decrease in Adjusted EBITDA percentage.

On a reported basis, interest expense for the three months ended June 30, 2019 increased by $6 million compared to the same period of 2018 primarily due to higher average interest rates driven by our borrowings in South Africa under the Standard Bank Term Loan Facility.

On a pro forma basis, interest expense for the three months ended June 30, 2019 was slightly higher compared to the same period of 2018 due to higher average interest rates driven by our borrowings in South Africa under the Standard Bank Term Loan Facility as overall debt levels were relatively flat in the current period versus the prior year period.

On a reported basis, interest income for the three months ended June 30, 2019 decreased by $4 million compared to the same period in 2018 due to lower cash balances from the use of cash and previously restricted cash to close the Cristal Transaction.

On a pro forma basis, interest income for the three months ended June 30, 2019 increased by $1 million compared to the same period in 2018 due to higher cash balances.

Loss on extinguishment of debt of $30 million for the three months ended June 30, 2018 relates to the redemption of our Senior Notes due 2022.

On a reported basis, other expense, net for the three months ended June 30, 2019 was lower than the prior year period primarily due to $28 million of net realized and unrealized foreign currency gains recognized in the prior year as compared to $3 million in the current year. The foreign currency gains and losses in the prior year were primarily driven by the South African rand used in the remeasurement of our U.S. dollar denominated working capital balances.

On a pro forma basis, other expense, net for the three months ended June 30, 2019 was lower than the prior year period primarily due to higher net realized and unrealized foreign currency gains recognized in the prior year as compared to the current year. The foreign currency gains in the prior year were primarily driven by the South African rand used in the remeasurement of our U.S. dollar denominated working capital balances.

We continue to maintain full valuation allowances related to the total net deferred tax assets in the U.S. and Australia. For entities acquired in the Cristal Transaction, we have full valuation allowances in Australia, Brazil, Switzerland, and the U.S.  The provisions for income taxes associated with these jurisdictions include no tax benefits with respect to losses incurred and tax expense only to the extent of current tax payments. Additionally, we have valuation allowances against other specific tax assets.

On a reported basis, the effective tax rate of 7% and (117)% for the three months ended June 30, 2019 and 2018, respectively, differs from the U.K. statutory rate of 19% primarily due to income and losses in jurisdictions with valuation allowances, disallowable expenditures, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate. The prior year was significantly impacted by a benefit of $48 million due to the release of a valuation allowance for deferred tax assets associated with our operating subsidiary in the Netherlands.

On a pro forma basis, the effective tax rate was (11)% and 25% for the three months ended June 30, 2019 and 2018, respectively. The prior year was significantly impacted by a benefit of $48 million due to the release of a valuation allowance for deferred tax assets associated with our operating subsidiary in the Netherlands.

Six Months Ended June 30, 2019 compared to the Six Months Ended June 30, 2018

	Reported Amounts			Pro Forma Amounts (1)
	Six Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Variance	2019	2018	Variance
Net sales	$1,181	$934	$247	$1,547	$1,779	$(232)
Cost of goods sold	979	675	304	1,238	1,409	(171)
Contract loss	19	—	19	—	—	—
Gross profit	183	259	(76)	309	370	(61)
Gross Margin	15%	28%	(13) pts	20%	21%	(1) pt

Selling, general and administrative expenses	170	155	(15)	178	134	(44)
Restructuring	10	—	(10)	10	—	(10)
Impairment loss	—	25	25	—	25	25
Income from operations	3	79	(76)	121	211	(90)
Interest expense	(103)	(97)	(6)	(109)	(104)	(5)
Interest income	12	15	(3)	6	6	—
Loss on extinguishment of debt	(2)	(30)	28	(2)	(30)	28
Other income (expense), net	3	20	(17)	(9)	11	(20)
(Loss) income from continuing operations before income taxes	(87)	(13)	(74)	7	94	(87)
Income tax benefit (provision)	2	22	(20)	(2)	15	(17)
Net (loss) income from continuing operations	$(85)	$9	$(94)	$5	$109	$(104)

Effective tax rate	2%	169%	(167) pts	29%	(16)%	(48) pts

EBITDA (2)	$135	$166	$(31)	$293	$376	$(183)
Adjusted EBITDA (21)	$275	$265	$10	$341	$491	$(150)
Adjusted EBITDA as% of Net Sales	23%	28%	(5) pts	22%	28%	(6) pts

(1)	The pro forma amounts have been prepared on a basis consistent with Article 11 of Regulation S-X. See “Supplemental Pro Forma Information” section of the MD&A for further detail.

(2)
EBITDA and Adjusted EBITDA are Non-U.S. GAAP financial measures. Please refer to the “Non-U.S. GAAP Financial Measures” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of these measures and a reconciliation of these measures to Net income (loss) from operations.

On a reported basis, net sales of $1,181 million for the six months ended June 30, 2019 increased by 26% compared to $934 million for the same period in 2018. The six months ended June 30, 2019 includes $353 million of revenue, or 38% of growth from the acquired operations of Cristal. Partially offsetting the increase due to the Cristal acquisition was lower TiO2 sales volumes and average selling prices and lower Zircon sales volumes in Tronox legacy operations. On a pro forma basis, net sales of $1,547 million for the six months ended June 30, 2019 decreased by 13% compared to $1,779 million for the same period in 2018 primarily due to lower TiO2 sales volumes and prices and lower Zircon sales volumes. On both a reported and pro forma basis, revenues were negatively impacted by the absence of revenues from the Electrolytic business sold in September 2018.

Net sales by type of product for the six months ended June 30, 2019 and 2018 were as follows:

The table below presents reported revenue by product

	Six Months Ended June 30,
(Millions of dollars)	2019	2018	Variance	Percentage
TiO2	$902	$671	$231	34%
Zircon	152	139	13	9%
Feedstock and other products	127	97	30	31%
Electrolytic	—	27	(27)	(100)%
Total net sales	$1,181	$934	$247	26%

The table below presents pro forma revenue by product

	Six Months Ended June 30,
(Millions of dollars)	2019	2018	Variance	Percentage
TiO2	$1,227	$1,411	$(184)	(13)%
Zircon	171	195	(24)	(12)%
Feedstock and other products	149	146	3	2%
Electrolytic	—	27	(27)	(100)%
Total net sales	$1,547	$1,779	$(232)	(13)%

On a reported basis, for the six months ended June 30, 2019, TiO2 revenue was higher by 34% or $231 million compared to the prior year prod. The acquisition of Cristal benefitted the growth by $308 million, or 46%. The increase in TiO2 revenue from Cristal was more than offset by a 7% or $54 million reduction in sales volumes and a 3% or $12 million decrease in average selling prices in legacy Tronox operations. Foreign currency translation also contributed $11 million to the TiO2 revenue declines, due to the weakening Euro. Zircon revenues were $13 million higher compared to the prior year quarter and include $16 million from Cristal. The increase in Zircon revenue from Cristal was more than offset by a 16% reduction in sales volumes in legacy Tronox operations due to shipment timing although average selling prices were higher compared to the prior year period.  Feedstock and other products revenues were $30 million higher from the year-ago quarter and include $30 million related to Cristal. Feedstock and other product revenue for legacy Tronox operations were essentially level as revenue increases for synthetic rutile were offset by lower revenues for rutile prime and ilmenite as we are not actively selling ilmenite in the market due to our expanded internal requirements following the closing of the Cristal acquisition.

On a pro forma basis, for the six months ended June 30, 2019, TiO2 revenue was lower compared to the prior year driven by a 6% or $85 million reduction in sales volumes and a 6% or $66 million decrease in average selling prices Foreign currency translation also contributed $34 million to the TiO2 revenue declines due to the weakening of the Euro. The Zircon revenue decline was driven by a 23% decline in volumes, partially offset by a 14% increase in average selling prices. Feedstock and other product revenue was slightly higher due to higher CP slag sales volumes, partially offset by declines in ilmenite sales as we are not actively selling ilmenite in the market due to our expanded internal requirements following the closing of the Cristal acquisition.

On reported basis, our gross margin of $183 million was 15% of net sales compared to 28% of net sales in the year-ago period. The decrease in gross margin is primarily due to:

•
the unfavorable impact of 6 points due to the value of the inventory, property, plant and equipment and mineral leaseholds of Cristal being stepped up to fair value on the acquisition date, which resulted in the recognition of higher expense in the second quarter;

•
a negative impact of $73 million, or 6 points, due to higher costs of production primarily ore, process materials, and energy. The 6 point unfavorable impact due to higher costs of direct materials includes a $9 million in costs of goods sold due to receipt of a refund in the prior year from the South African Ministry of Finance of mineral extraction royalties;

•	the recognition of a $19 million (2 points negative impact on gross margin) charge for contract losses for the estimated losses we expect to incur on the 8120 supply agreement with Venator;
•	the inclusion of Cristal’s results beyond the purchase accounting impact above, which operates at a lower gross margin than legacy Tronox, lowered gross margin by 2 points;
•	and a 1 point unfavorable impact on gross margin of volume and product mix related to our legacy Tronox’s operations.

The decreases in gross margin were partially offset by a 4 point favorable impact of foreign currency translation on costs of goods sold primarily driven the weakening South African Rand and the Australian Dollar.

On a pro forma basis, our gross margin of $309 million was 20% of net sales compared to 21% of net sales in the year-ago quarter. The 1 point decrease in gross margin was due primarily to a 2 point unfavorable impact of a decrease in TiO2 selling prices and  a negative impact of 3 points due to higher costs of production primarily from ore, process materials, and energy, a $20M decline in margins from Cristal’s Australia Mining Operations, and a $9 million increase in costs of goods sold due to receipt of a refund in the prior year from the South African Ministry of Finance of mineral extraction royalties. These decreases in gross margin were partially offset by a 4 point favorable impact of foreign currency translation on costs of goods sold primarily driven by the weakening South African Rand and the Australian Dollar.

On a reported basis, selling, general and administrative expenses increased by $15 million or 10% during the six months ended June 30, 2019 compared to the same period of the prior year. The acquisition of Cristal accounted for $22 million of the increase. Offsetting the Cristal expenses, were $21 million of lower professional fees primarily related to the Cristal transaction and lower IT costs of $1 million, partially offset by higher employee-related costs of $7 million, higher R&D expenses of $5 million and integration costs of $4 million. The increase in employee-related costs reflects the impact of a modification to a performance-based restricted stock award in the prior year.

On a pro forma basis, selling, general and administrative expenses increased by $44 million or 33% during the six months ended June 30, 2019 compared to the same period of the prior year due to higher employee-related costs, higher R&D expenses and integration costs. Professional fees were relatively flat due to the absence of inclusion of Cristal transaction costs for pro forma reporting.

On both a reported and pro forma basis, we recorded restructuring expenses of $10 million for employee-related costs associated with headcount reductions during the six months ended June 30, 2019. See Note 3 of notes to unaudited condensed consolidated financial statements.

Impairment losses of $25 million for the six months ended June 30, 2018 related to a charge for the impairment and expected loss on sale of the assets of our Tronox Electrolytic Operations. The Tronox Electrolytic Operations were ultimately sold on September 1, 2018. See Note 5 of notes to unaudited condensed consolidated financial statements.

On a reported basis, income from operations for the six months ended June 30, 2019 of $3 million decreased by $76 million compared to $79 million in the prior year period primarily due to the lower gross margin and higher SG&A expenses discussed above. The gross margin in the current year period includes $55 million of charges related to the step-up of inventories as a result of purchase accounting and the higher SG&A expenses discussed above. The current year period also included a $19 million contract loss reflecting both the proceeds on sale and the estimated losses we expect to incur under the supply agreement with Venator while the prior year period includes the recognition of the $25 million impairment of our Electrolytic Operations.

On a pro forma basis, income from operations for the six months ended June 30, 2019 decreased $90 million to $121 million as compared to $211 million for the prior year period due to the lower gross margin, higher SG&A expenses and restructuring costs recorded in the current year period, partially offset by the the $25 million impairment of our Electrolytic Operations in the prior year.

On a reported basis, adjusted EBITDA as a percentage of net sales was 23% for the six months ended June 30, 2019, a decrease of 5 points from 28% in the prior year. The lower gross margin as discussed above was the primary driver of the year-over-year decrease in Adjusted EBITDA percentage.

On a pro forma basis, adjusted EBITDA as a percentage of net sales was 22% for the six months ended June 30, 2019, a decrease of 6 points from the 28% in the prior year. The lower gross margin and higher SG&A expenses as discussed above was the primary driver of the year-over year decrease in Adjusted EBITDA percentage.

On a reported basis, interest expense for the six months ended June 30, 2019 increased by $6 million compared to the same period of 2018 primarily due to higher average interest rates driven by our borrowings in South Africa under the Standard Bank Term Loan Facility.

On a pro forma basis, interest expense for the six months ended June 30, 2019 was higher compared to the same period of 2018 due to the impact of higher average interest rates driven by our borrowings in South Africa under the Standard Bank Term Loan Facility and high average debt levels in the current year period.

On a reported basis, interest income for the six months ended June 30, 2019 decreased by $3 million compared to the same period in 2018 due to lower cash balances from the use of cash, as well as the proceeds from the Blocked Term Loan that were included in restricted cash, to close the Cristal Transaction.

On a pro forma basis, interest income for the six months ended June 30, 2019 was relatively flat compared to the same period in 2018.

Loss on extinguishment of debt of $2 million for the six months ended June 30, 2019 results from a modification to our Wells Fargo Revolver and the termination of the ABSA Revolver. Loss on extinguishment of debt of $30 million for the six months ended June 30, 2018 relates to the redemption of our Senior Notes due 2022.

On a reported basis, other expense, net for the six months ended June 30, 2019 was lower than the prior year period primarily due to $19 million of net realized and unrealized foreign currency gains recognized in the prior year as compared to $4 million in the current year. The foreign currency gains and losses in the prior year were primarily driven by the South African Rand used in the remeasurement of our U.S. dollar denominated working capital balances. The current year amounts were also impacted by the recognition of a $2 million expense for the potential payment to Exxaro equal to any South African capital gains tax assessed on Exxaro in respect of any profit arising to it on a disposal of any of its ordinary shares in Tronox Holdings plc subsequent to the completion date of the Re-domicile Transaction.

On a pro forma basis, other expense, net for the six months ended June 30, 2019 was lower than the prior year period primarily due to higher net realized and unrealized foreign currency gains recognized in the prior year as compared to the current year. The foreign currency gains in the prior year were primarily due to the South African Rand used in the remeasurement of our U.S. dollar denominated working capital balances. The current year amounts were also impacted by the recognition of a $2 million expense for the potential payment to Exxaro equal to any South African capital gains tax assessed on Exxaro in respect of any profit arising to it on a disposal of any of its ordinary shares in Tronox Holdings plc subsequent to the completion date of the Re-domicile Transaction.

We continue to maintain full valuation allowances related to the total net deferred tax assets in the U.S. and Australia. For entities acquired in the Cristal Transaction, we have full valuation allowances in Australia, Brazil, Switzerland, and the U.S.  The provisions for income taxes associated with these jurisdictions include no tax benefits with respect to losses incurred and tax expense only to the extent of current tax payments. Additionally, we have valuation allowances against other specific tax assets.

On a reported basis, the effective tax rate of 2% and 169% for the six months ended June 30, 2019 and 2018, respectively, differs from the U.K. statutory rate of 19% primarily due to income and losses in jurisdictions with valuation allowances, disallowable expenditures, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate. The prior year was significantly impacted by a benefit of $48 million due to the release of a valuation allowance for deferred tax assets associated with our operating subsidiary in the Netherlands.

On a pro forma basis, the effective tax rate was 29% and (16)% for the six months ended June 30, 2019 and 2018, respectively. The prior year was significantly impacted by a benefit of $48 million due to the release of a valuation allowance for deferred tax assets associated with our operating subsidiary in the Netherlands.

Other Comprehensive (Loss) Income

Other comprehensive loss was nil and $184 million for the three months ended June 30, 2019 and 2018, respectively. The decrease in loss in 2019 compared to the prior year was driven by unfavorable foreign currency translation adjustments of $185 million in the prior year period primarily due to the movement in the South Africa rand, partially offset by net income in the prior year compared to a net loss in the current year period. Other comprehensive loss was nil and $124 million for the six months ended June 30, 2019 and 2018, respectively. The decrease in loss in 2019 compared to the prior year was driven by unfavorable foreign currency translation adjustments of $126 million in the prior year period primarily due to the movement in the South Africa Rand, partially offset by net income in the prior year compared to a net loss in the current year period

Liquidity and Capital Resources

The following table presents our liquidity as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(Millions of U.S. dollars)
Cash and cash equivalents	$397	$1,034
Available under the Wells Fargo Revolver	285	197
Available under the Standard Bank Revolver	71	—
Available under the Emirates Revolver	45	—
Available under the ABSA Revolver	—	52
Total	$798	$1,283

Historically, we have funded our operations and met our commitments through cash generated by operations, issuance of unsecured notes, bank financings and borrowings under lines of credit. In the next twelve months, we expect that our operations and available borrowings under our debt financings and revolving credit agreements (see Note 13 of notes to consolidated financial statements) will provide sufficient cash for our operating expenses, capital expenditures, interest payments and debt repayments. Working capital (calculated as current assets less current liabilities) was $1.5 billion at June 30, 2019, compared to $2.2 billion at December 31, 2018. Working capital at December 31, 2018 includes $650 million funded by the Block Term Loan and related interest which upon the closing of the Cristal Transaction on April 10, 2019, became available to us for the purpose of the acquisition. In the event of an asset sale, some or all of the net proceeds from the sale may be required to be used to prepay borrowings under the Term Loan Facility based on the ratio of the total combined debt outstanding under the Term Loan Facility and the Wells Fargo Revolver to the consolidated EBITDA, as defined in the Term Loan Facility, for the previous four quarters.

We completed the acquisition of Cristal on April 10, 2019 and on May 1, 2019, divested Cristal’s North American operations for approximately $700 million, plus an additional amount of working capital, which is subject to adjustment. Upon closing of the Cristal acquisition and subsequent sale of the Cristal North American operations, our senior net leverage ratio was below 2.75, and, as a result, the sale of the North American operations did not trigger a prepayment event. The proceeds received from the sale of the North American operations were used in part for the repurchase of the approximately 14 million shares from Exxaro on May 9, 2019 for an aggregate purchase price of approximately $200 million, prepayment of $195 million on our Term Loan Facility and repurchase approximately 5 million shares for $56 million under our Board authorized plan. Subsequent to June 30, 2019, we continued to repurchase shares under the authorized plan and as of August 8, 2019, our total repurchases were 7.5 million shares at a cost of approximately $86 million.

The balance of the remaining proceeds is expected to be used for general corporate purposes.

The liquidity table for December 31, 2018 does not include restricted cash of $662 million related to this Blocked Term Loan and related interest. The Blocked Term Loan under the Term Loan Facility is included in Long-term debt, net.

During the third quarter we expect that certain of the Cristal entities we acquired in connection with the Cristal Transaction will become guarantors of our Senior Notes due 2025. Assuming that such entities were guarantors as of June 30, 2019, the non-guarantor subsidiaries of our Senior Notes due 2025 would have represented approximately 20% of our total consolidated liabilities, approximately 41% of our total consolidated assets, approximately 29% of our total consolidated net sales and approximately 47% of our consolidated EBITDA (as such term is defined in the 2025 Indenture). In addition, assuming that such Cristal entities were guarantors as of June 30, 2019, our non-guarantor subsidiaries, as of June 30, 2019, would have had $880 million of total consolidated liabilities (including trade payables but excluding intercompany liabilities), all of which would have been structurally senior to the 2025 Notes.

At June 30, 2019, we had outstanding letters of credit and bank guarantees of $66 million. See Note 18 of notes to unaudited condensed consolidated financial statements.

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

As of June 30, 2019, our credit rating with Moody’s and Standard & Poor’s was B1 positive outlook and B stable outlook, respectively, representing no change from December 31, 2018. See Note 13, of notes to unaudited condensed consolidated financial statements.

Cash and Cash Equivalents

We consider all investments with original maturities of six months or less to be cash equivalents. As of June 30, 2019, our cash and cash equivalents were primarily invested in money market funds. We maintain cash and cash equivalents in bank deposit and money market accounts that may exceed federally insured limits. The financial institutions where our cash and cash equivalents are held are highly rated and geographically dispersed, and we have a policy to limit the amount of credit exposure with any one institution. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk.

The use of our cash includes payment of our operating expenses, capital expenditures, servicing our interest and debt repayment obligations, making pension contributions and making quarterly dividend payments.

Repatriation of Cash

At June 30, 2019, we held $397 million in cash and cash equivalents and restricted cash in these respective jurisdictions: $133 million in the United States, $119 million in Europe, $56 million in Australia, $27 million in South Africa, $27 million in Brazil, $16 million in Saudi Arabia and $19 million in China. Our credit facilities limit transfers of funds from subsidiaries in the United States to certain foreign subsidiaries. In addition, at June 30, 2019, we held $9 million of restricted cash in Australia primarily related to performance bonds.

Tronox Holdings plc has foreign subsidiaries with undistributed earnings at June 30, 2019. We have made no provision for deferred taxes related to these undistributed earnings because they are considered indefinitely reinvested in the foreign jurisdictions.

Debt Obligations

At June 30, 2019, we had no outstanding borrowings under our Wells Fargo, Standard Bank and Emirates revolvers. There were no short term debt balances at December 31, 2018.

At both June 30, 2019 and December 31, 2018, our long-term debt, net of unamortized discount was $3.2 billion.

At June 30, 2019 our net debt (the excess of our debt over cash and cash equivalents) was $2.8 billion and at December 31, 2018, our net debt was $2.1 billion, excluding the $650 million of restricted cash related to the Blocked Term Loan. See Note 13, of notes to unaudited condensed consolidated financial statements.

Cash Flows

The following table presents cash flow from continuing operations for the periods indicated:

	Six Months Ended June 30,
	2019	2018
	(Millions of U.S. dollars)
Net cash provided by (used in) operating activities	$133	$31
Net cash used in investing activities	(991)	(69)
Net cash used in financing activities	(417)	(24)
Net cash used by discontinued operations	(16)	—
Effect of exchange rate changes on cash	1	(15)
Net decrease in cash and cash equivalents	$(1,290)	$(77)

Cash Flows provided by Operating Activities — Cash provided by our operating activities is driven by net loss from continuing operations adjusted for non-cash items and changes in working capital items. The following table provides our net cash provided by operating activities for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
	(Millions of U.S. dollars)
Net (loss) income from continuing operations	$(85)	$9
Adjustments for non-cash items	230	135
Income related cash generation	145	144
Net change in assets and liabilities (“working capital changes”)	(12)	(113)
Net cash provided by our operating activities	$133	$31

Net cash provided by operating activities increased by $102 million as compared to the prior year due to a decrease in cash used by working capital in the current year period. Lower use of cash from working capital was caused primarily by a (i) $45 million benefit from reduced inventory levels due to the use of TiO2 inventory to meet seasonal demand, including the inventory of Cristal, (ii) a $19 million lower use of cash for prepaid and other assets primarily related to higher payments in the prior year to secure future supplies of electrodes, and (iii) a $68 million lower use of cash for accounts payable and accrued liabilities due to lower Cristal Transaction costs, higher feedstock purchases and timing of payments. These sources of cash were partially offset by a $14 million higher use of cash for income taxes and a $10 million higher use of cash due to higher accounts receivable balance due to the increased sales.
.
Cash Flows used in Investing Activities — Net cash used in investing activities for the six months ended June 30, 2019 was $991 million as compared to $69 million for the same period in 2018. The current year includes $1,603 million of cash used to fund the Cristal Transaction, offset by proceeds of $707 million received for the divestiture of Cristal’s North American TiO2 business and $10 million in insurance proceeds received related to Cristal mining (see Notes 1 and 2 of notes to unaudited condensed consolidated financial statements for a discussion of the Cristal Transaction). Both the current year and prior year includes (ii) $25 million and $14 million, respectively, for a loan to AMIC related to the Jazan Slagger, a titanium slag smelter facility (see Notes 1 and 23 of notes to unaudited condensed consolidated financial statements for a discussion of the Jazan Slagger), and (ii) $81 million and $55 million, respectively, for capital expenditures.

Cash Flows provided by (used in) Financing Activities —Net cash used by financing activities during the six months ended June 30, 2019 was $417 million as compared to $24 million for the six months ended June 30, 2018. The current year includes repurchases of common stock of $252 million, a payment of $148 million for the acquisition of Exxaro’s ownership interest in Tronox Sands (see Note 1 of notes to unaudited condensed consolidated financial statements for a discussion of Tronox Sands) and repayments of $215 million against our Term Loan Facility. Partially offsetting these uses of cash in the current year were proceeds of $222 million from the Standard Bank Term Loan. For the six months ended June 30, 2018, the net proceeds from the issuance of our Senior Notes due 2026 (including repayments for call premium and debt issuance costs) was slightly less than the repayments of debt as the net proceeds were used to redeem the Senior Notes due 2022.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of June 30, 2019:

	Contractual Obligation Payments Due by Year (3)(4)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of U.S. dollars)
Long-term debt, net and lease financing (including interest) (1)	$4,290	250	509	500	3,031
Purchase obligations (2)	617	251	179	90	97
Operating leases	106	36	48	13	9
Asset retirement obligations	173	11	33	23	106
Total	$5,186	548	769	626	3,243

(1)	We calculated the Term Loan interest at a base rate of 2.4% plus a margin of 3.0%. See Note 13 of notes to our unaudited condensed consolidated financial statements.
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

Non-U.S. GAAP Financial Measures

EBITDA and Adjusted EBITDA, which are used by management to measure performance, are not presented in accordance with U.S. GAAP. We define EBITDA as net income (loss) excluding the impact of income taxes, interest expense, interest income and depreciation, depletion and amortization. We define Adjusted EBITDA as EBITDA excluding the impact of nonrecurring items such as restructuring charges, gain or loss on debt extinguishments, impairment charges, gains or losses on sale of assets, acquisition-related transaction costs, integration costs, purchase accounting adjustments and pension settlements and curtailment gains or losses. Adjusted EBITDA also excludes non-cash items such as share-based compensation costs and pension and postretirement costs. Additionally, we exclude from Adjusted EBITDA, realized and unrealized foreign currency remeasurement gains and losses.

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

•	Provide useful information in understanding and evaluating our operating results and comparing financial results across periods; and
•	Provide a normalized view of our operating performance by excluding items that are either noncash or infrequently occurring.

Adjusted EBITDA is one of the primary measures management uses for planning and budgeting processes, and to monitor and evaluate financial and operating results. In addition, Adjusted EBITDA is a factor in evaluating management’s performance when determining incentive compensation.

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Millions of U.S. dollars)
Net (loss) income (U.S. GAAP)	$(56)	$50	$(86)	$9
Loss from discontinued operations, net of tax (see Note 2) (U.S. GAAP)	(1)	—	(1)	—
Net income (loss) from continuing operations (U.S. GAAP).	(55)	50	(85)	9
Interest expense	54	48	103	97
Interest income	(3)	(7)	(12)	(15)
Income tax benefit	(4)	(27)	(2)	(22)
Depreciation, depletion and amortization expense	84	49	131	97
EBITDA (non-U.S. GAAP)	76	113	135	166
Inventory step-up (a)	55	—	55	—
Impairment loss (b)	—	—	—	25
Contract loss (c)	19	—	19	—
Share-based compensation (d)	7	2	15	9
Transaction costs (e)	21	27	29	47
Restructuring (f)	10	—	10	—
Integration Costs (g)	4	—	4	—
Loss on extinguishment of debt (h)	—	30	2	30
Foreign currency remeasurement (i)	(3)	(28)	(4)	(18)
Other items (j)	6	4	10	6
Adjusted EBITDA (non-U.S. GAAP)	$195	$148	$275	$265

(a)	Represents a pre-tax charge related to the recognition of a step-up in value of inventories as a result of purchase accounting.

(b)
Represents a pre-tax charge for the impairment and loss on sale of the assets of our Tronox Electrolytic Operations which was recorded in “Impairment loss” in the unaudited Condensed Consolidated Statements of Operations. See Note 5 of Notes to unaudited condensed consolidated financial statements.

(c)	Represents a pre-tax charge for the estimated losses we expect to incur under the supply agreement with Venator. See Note 2 of notes to unaudited condensed consolidated financial statements.

(d)	Represents non-cash share-based compensation. See Note 20 of notes to unaudited condensed consolidated financial statements.

(e)
Represents transaction costs associated with the Cristal Transaction which were recorded in “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations.

(f)	Represents amounts for employee-related costs, including severance. See Note 3 of notes to unaudited condensed consolidated financial statements.

(g)
Represents integration costs associated with the Cristal acquisition after the acquisition which were recorded in “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations.

(h)
2019 amounts represent the loss in connection with the modification of the Wells Fargo Revolver and termination of the ABSA Revolver. See Note 13 of notes to unaudited condensed consolidated financial statements. 2018 amounts represent debt extinguishment costs associated with the issuance of our 2026 Senior Notes and redemption of our Senior Notes due 2022.

(i)
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

(j)
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

The following table reconciles net loss to EBITDA and Adjusted EBITDA on a pro forma basis for the periods presented:

	Pro Forma Three Months Ended June 30,		Pro Forma Six Months Ended June 30,
	2019	2018	2019	2018
	(Millions of U.S. dollars)
Net income (loss) from continuing operations (U.S. GAAP)	$42	$120	$5	$109

Interest expense	54	53	109	104
Interest income	(3)	(2)	(6)	(6)
Income tax benefit	(4)	(24)	2	(15)
Depreciation, depletion and amortization expense	87	93	183	184
EBITDA (non-U.S. GAAP)	176	240	293	376
Inventory step-up	—	6	—	61
Impairment loss	—	—	—	25
Share-based compensation	7	2	15	9
Restructuring	10	—	10	—
Integration Costs	4	—	4	—
Loss on extinguishment of debt	—	30	2	30
Foreign currency remeasurement	(3)	(26)	(4)	(16)
Other items	6	5	21	6
Adjusted EBITDA (non-U.S. GAAP)	$200	$257	$341	$491

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

Supplemental Pro Forma Information

To assist in the discussion of the 2019 and 2018 results on a comparable basis, certain supplemental unaudited pro forma income statement and adjusted EBITDA information is provided on a consolidated basis. The pro forma information has been prepared on a basis consistent with Article 11 of Regulation S-X, assuming the merger and merger-related divestitures of Cristal's North American TiO2 business and the 8120 paper laminate grade had been consummated on January 1, 2018. The unaudited pro forma financial information reflects certain adjustments related to the acquisition, such as:

(1)	conforming the accounting policies of Cristal to those applied by Tronox;
(2)	conversion to U.S. GAAP from IFRS for Cristal;
(3)	the elimination of transactions between Tronox and Cristal;
(4)
recording certain incremental expenses resulting from purchase accounting adjustments, such as inventory step-up amortization, depreciation, depletion and amortization expense in connection with fair value adjustments to property, plant and equipment, mineral leases and intangible assets;

(5)	recording the contract loss on the sale of the 8120 product line as a charge in the first quarter of 2018;
(6)	recording the effect on interest expense related to borrowings in connection with the Cristal Transaction; and
(7)	recording the related tax effects and impacts to EPS for the shares issued in conjunction with the transaction.

In preparing this pro forma information, the historical financial information has been adjusted to give effect to pro forma adjustments that are (i) directly attributable to the business combination and other transactions presented herein, such as the merger-related divestitures, (ii) factually supportable, and (iii) expected to have a continuing impact on the combined entity’s consolidated results. The pro forma information is based on management's assumptions and is presented for illustrative purposes and does not purport to represent what the results of operations would actually have been if the business combination and merger-related divestitures had occurred as of the dates indicated or what the results would be for any future periods. Also, the pro forma information does not include the impact of any revenue, cost or other operating synergies that may result from the business combination or any related restructuring costs.

Events that are not expected to have a continuing impact on the combined results (nonrecurring income/charges) are excluded from the unaudited pro forma information.

The unaudited pro forma statement of operations and adjusted EBITDA have been presented for informational purposes only and is not necessarily indicative of what Tronox’s results actually would have been had the merger been completed on January 1, 2018. In addition, the unaudited pro forma information does not purport to project the future operating results of the company.

The following unaudited pro forma information includes:
•	Pro forma statement of operations for both the three and six months ended June 30, 2019 and 2018
•	Pro forma Adjusted EBITDA for both the three and six months ended June 30, 2019 and 2018

TRONOX HOLDINGS PLC
Pro Forma Statement of Operations Information
For The Three Months Ended June 30, 2019
(Unaudited)

(Millions of U.S. dollars, except share and per share data)

		Pro Forma Adjustments
	Tronox Holdings plc	Cristal (a)	Other		Total	Pro Forma
Net sales	$791	$36	$—		$36	$827
Cost of goods sold	672	31	(55	)(b)	(24)	648
Contract loss	19	—	(19	)(c)	(19)	—
Gross profit	100	5	74		79	179
Selling, general and administrative expenses	103	3	(21	)(d)	(18)	85
Restructuring	10	—	—		—	10
Income from operations	(13)	2	95		97	84
Interest expense	(54)	—	—		—	(54)
Interest income.	3	—	—		—	3
Loss on extinguishment of debt	—	—	—		—	—
Other income (expense), net	5	—	—		—	5
(Loss) income from continuing operations before income taxes	(59)	2	95		97	38
Income tax benefit	4	—	—		—	4
(Loss) income from continuing operations	(55)	2	95		97	42
Net income attributable to noncontrolling interest	6	—	—		—	6
Net (loss) income from continuing operations attributable to Tronox Holdings plc	$(61)	$2	$95		$97	$36

Net (loss) income from continuing operations per share, basic	$(0.41)					$0.23
Net (loss) income from continuing operations per share, diluted	$(0.41)					$0.23

Weighted average shares outstanding, basic (in thousands)	150,866				3,716	154,402
Weighted average shares outstanding, diluted (in thousands)	151,538				3,716	155,254

Pro Forma Adjustments
(a)	Includes results from continuing operations for Cristal for period of April 1, 2019 through April 9, 2019. Acquisition closed on April 10, 2019.
(b)
The adjustment to cost of goods sold is for the reversal of $55 million related to the amortizing of the stepped-up in value of inventory. For pro forma purposes this item is pushed back to the first quarter of 2018.

(c)	The adjustment is for the elimination of $19 million in non-recurring contract losses incurred on the 8120 supply agreement with Venator.
(d)	The adjustment to SG&A includes the elimination of $21 million in non-recurring acquisition-related transaction costs incurred.

TRONOX HOLDINGS PLC
Pro Forma Statement of Operations Information
For The Three Months Ended June 30, 2018
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

		Pro Forma Adjustments
	Tronox Holdings plc	Cristal (a)	Other		Total	Pro Forma
Net sales	$492	$431	$(20	)(b)	$411	$903
Cost of goods sold	348	310	27	(c)	337	685
Gross profit	144	121	(47)		74	218
Selling, general and administrative expenses	79	41	(60	)(d)	(19)	60
Income from operations	65	80	13		93	158
Interest expense	(48)	(3)	(2	)(e)	(5)	(53)
Interest income.	7	—	(5	)(f)	(5)	2
Loss on extinguishment of debt	(30)	—	—		—	(30)
Other income (expense), net	29	(10)	—		(10)	19
Income (loss) from continuing operations before income taxes	23	67	6		73	96
Income tax benefit (provision)	27	(3)	—		(3)	24
Income (loss) from continuing operations	50	64	6		70	120
Net income attributable to noncontrolling interest	14	1	—		1	15
Net income (loss) from continuing operations attributable to Tronox Holdings plc	$36	$63	$6		$69	$105

Net income from continuing operations per share, basic	$0.30					$0.65
Net income from continuing operations per share, diluted	$0.29					$0.64

Weighted average shares outstanding, basic (in thousands)	123,063				37,580	160,643
Weighted average shares outstanding, diluted (in thousands)	126,716				37,580	164,296

Pro Forma Adjustments

(a)	Includes results from continuing operations for Cristal for period of April 1, 2018 through June 30, 2018.
(b)
The adjustment to net sales includes $17 million to eliminate sales between Tronox and Cristal and $3 million to eliminate revenue associated with the divestiture of the 8120 paper laminate product grade.

(c)
The adjustment to cost of goods sold includes (i) a credit of $17 million for the elimination of sales between Tronox and Cristal, (ii) a charge of $11 million for the increase in DD&A expense as a result of a fair value adjustments to property, plant and equipment, mineral leases and intangible assets, and (iii) a charge of $6 million related to the recognition of a step-up in value of inventories. Cost of goods sold also includes a reclassification of expenses of $27 million from SG&A to cost of goods sold for distribution costs as part of our accounting policy alignment.

(d)
The adjustment to SG&A includes the elimination of $33 million in non-recurring acquisition-related transaction costs incurred and the reclassification of $27 million in expenses from SG&A to cost of goods sold.

(e)	The adjustment to interest expense of $2 million reflects interest incurred on incremental borrowings under the Wells Fargo Revolver used to close the Cristal acquisition.
(f)	The adjustment to interest income of $5 million reflects the elimination of interest earned on cash balances that were used to acquire Cristal.

TRONOX HOLDINGS PLC
Pro Forma Statement of Operations Information
For The Six Months Ended June 30, 2019
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

		Pro Forma Adjustments
	Tronox Holdings plc	Cristal (a)	Other		Total	Pro Forma
Net sales	$1,181	$379	$(13	)(b)	$366	$1,547
Cost of goods sold	979	294	(35	)(c)	259	1,238
Contract loss	19	—	(19	)(d)	(19)	—
Gross profit	183	85	41		126	309
Selling, general and administrative expenses	170	59	(51	)(e)	8	178
Restructuring	10	—	—		—	10
Income from operations	3	26	92		118	121
Interest expense	(103)	(5)	(1	)(f)	(6)	(109)
Interest income.	12	—	(6	)(g)	(6)	6
Loss on extinguishment of debt	(2)	—	—		—	(2)
Other income (expense), net	3	(1)	(11	)(h)	(12)	(9)
(Loss) income from continuing operations before income taxes	(87)	20	74		94	7
Income tax benefit (provision)	2	(4)	—		(4)	(2)
(Loss) income from continuing operations	(85)	16	74		90	5
Net income attributable to noncontrolling interest	10	1	—		1	11
Net (loss) income from continuing operations attributable to Tronox Holdings plc	$(95)	$15	$74		$89	$(6)

Net (loss) from continuing operations per share, basic and diluted	$(0.69)					$(0.04)

Weighted average shares outstanding, basic and diluted (in thousands)	137,569				20,465	158,124

Pro Forma Adjustments

(a)	Includes results from continuing operations for Cristal for period of January 1, 2019 through April 9, 2019. Acquisition closed on April 10, 2019.
(b)
The adjustment to net sales includes $11 million to eliminate sales between Tronox and Cristal and $2 million to eliminate revenue associated with the divestiture of the 8120 paper laminate product grade.

(c)
The adjustment to cost of goods sold includes (i) a credit of $11 million for the elimination of sales between Tronox and Cristal, (ii) a charge of $10 million for the increase in DD&A expense as a result of a fair value adjustments to property, plant and equipment, mineral leases and intangible assets, and (iii) a credit of $55 million related to the amortizing of the stepped-up in value of inventory. For pro forma purposes this item is pushed back to the first quarter of 2018. Cost of goods sold also includes a reclassification of expenses of $21 million from SG&A to cost of goods sold for distribution costs as part of our accounting policy alignment.

(d)	The adjustment is for the elimination of $19 million in non-recurring contract losses incurred on the 8120 supply agreement with Venator.
(e)
The adjustment to SG&A includes the elimination of $30 million in non-recurring acquisition-related transaction costs incurred and the reclassification of $21 million in expenses from SG&A to cost of goods sold.

(f)	The adjustment to interest expense of $1 million reflects interest incurred on incremental borrowings under the Wells Fargo Revolver used to close the Cristal acquisition.
(g)	The adjustment to interest income of $6 million reflects the elimination of interest earned on cash balances that were used to acquire Cristal.
(h)	The adjustment to other income (expense), net reflects the reversal of actuarial pension gains recognized by Cristal under IFRS which are amortized under U.S. GAAP.

TRONOX HOLDINGS PLC
Pro Forma Statement of Operations Information
For The Six Months Ended June 30, 2018
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

		Pro Forma Adjustments
	Tronox Holdings plc	Cristal (a)	Other		Total	Pro Forma
Net sales	$934	$868	$(23	)(b)	$845	$1,779
Cost of goods sold	675	619	115	(c)	734	1,409
Gross profit	259	249	(138)		111	370
Selling, general and administrative expenses	155	88	(109	)(d)	(21)	134
Impairment loss	25	—	—		—	25
Income from operations	79	161	(29)		132	211
Interest expense	(97)	(4)	(3	)(e)	(7)	(104)
Interest income.	15	—	(9	)(f)	(9)	6
Loss on extinguishment of debt	(30)	—	—		—	(30)
Other income (expense), net	20	(9)	—		(9)	11
Income (loss) from continuing operations before income taxes	(13)	148	(41)		107	94
Income tax benefit (provision)	22	(7)	—		(7)	15
Income (loss) from continuing operations	9	141	(41)		100	109
Net income attributable to noncontrolling interest	17	3	—		3	20
Net (loss) income from continuing operations attributable to Tronox Holdings plc	$(8)	$138	$(41)		$97	$89

Net (loss) income from continuing operations per share, basic	$(0.07)					$0.55
Net (loss) income from continuing operations per share, diluted	$(0.07)					$0.54

Weighted average shares outstanding, basic (in thousands)	122,699				37,580	160,279
Weighted average shares outstanding, diluted (in thousands)	126,583				37,580	164,163

Pro Forma Adjustments
(a)	Includes results from continuing operations for Cristal for period of January 1, 2018 through June 30, 2018.
(b)
The adjustment to net sales includes $17 million to eliminate sales between Tronox and Cristal and $6 million to eliminate revenue associated with the divestiture of the 8120 paper laminate product grade.

(c)
The adjustment to cost of goods sold includes (i) a credit of $17 million for the elimination of sales between Tronox and Cristal, (ii) a charge of $20 million for the increase in DD&A expense as a result of a fair value adjustments to property, plant and equipment, mineral leases and intangible assets, and (iii) a charge of $61 million related to the recognition of a step-up in value of inventories. Cost of goods sold also includes a reclassification of expenses of $51 million from SG&A to cost of goods sold for distribution costs as part of our accounting policy alignment.

(d)
The adjustment to SG&A includes the elimination of $58 million in non-recurring acquisition-related transaction costs incurred and the reclassification of $51 million in expenses from SG&A to cost of goods sold.

(e)	The adjustment to interest expense of $3 million reflects interest incurred on incremental borrowings under the Wells Fargo Revolver used to close the Cristal acquisition.
(f)	The adjustment to interest income of $9 million reflects the elimination of interest earned on cash balances that were used to acquire Cristal.

TRONOX HOLDINGS PLC
Pro Forma Adjusted EBITDA Information
For The Three Months Ended June 30, 2019
(Millions of U.S. dollars)

		Pro Forma Adjustments
	Tronox Holdings plc	Cristal (1)	Other	Total	Pro Forma
Net (loss) income from continuing operations (U.S. GAAP)	$(55)	$2	$95	$97	$42
Interest expense	54	—	—	—	54
Interest income	(3)	—	—	—	(3)
Income tax (provision)	(4)	—	—	—	(4)
Depreciation, depletion and amortization expense	84	3	—	3	87
EBITDA (non-U.S. GAAP)	76	5	95	100	176
Inventory step-up	55	—	(55)	(55)	—
Contract loss	19	—	(19)	(19)	—
Share-based compensation	7	—	—	—	7
Transaction costs	21	—	(21)	(21)	—
Restructuring	10	—	—	—	10
Integration Costs	4	—	—	—	4
Foreign currency remeasurement	(3)	—	—	—	(3)
Other items	6	—	—	—	6
Adjusted EBITDA (non-U.S. GAAP)	$195	$5	$—	$5	$200

(1)	Includes results from continuing operations for Cristal of April 1, 2019 through April 9, 2019. Acquisition closed on April 10, 2019.

TRONOX HOLDINGS PLC
Pro Forma Adjusted EBITDA Information
For The Three Months Ended June 30, 2018
(Millions of U.S. dollars)

		Pro Forma Adjustments
	Tronox Holdings plc	Cristal (1)	Other	Total	Pro Forma
Net income (loss) from continuing operations (U.S. GAAP)	$50	$64	$6	$70	$120
Interest expense	48	3	2	5	53
Interest income	(7)	—	5	5	(2)
Income tax benefit (provision)	(27)	3	—	3	(24)
Depreciation, depletion and amortization expense	49	33	11	44	93
EBITDA (non-U.S. GAAP)	113	103	30	133	240
Inventory step-up	—	—	6	6	6
Share-based compensation	2	—	—	—	2
Transaction costs	27	6	(33)	(27)	—
Loss on extinguishment of debt	30	—	—	—	30
Foreign currency remeasurement	(28)	2	—	2	(26)
Other items	4	1	—	1	5
Adjusted EBITDA (non-U.S. GAAP)	$148	$112	$(3)	$109	$257

(1)	Includes results from continuing operations for Cristal for period of April 1, 2018 through June 30, 2018.

TRONOX HOLDINGS PLC
Pro Forma Adjusted EBITDA Information
For The Six Months Ended June 30, 2019
(Millions of U.S. dollars)

		Pro Forma Adjustments
	Tronox Holdings plc	Cristal (1)	Other	Total	Pro Forma
Net (loss) income from continuing operations (U.S. GAAP)	$(85)	$16	$74	$90	$5
Interest expense	103	5	1	6	109
Interest income	(12)	—	6	6	(6)
Income tax (benefit) provision	(2)	4	—	4	2
Depreciation, depletion and amortization expense	131	42	10	52	183
EBITDA (non-U.S. GAAP)	135	67	91	158	293
Inventory step-up	55	—	(55)	(55)	—
Contract loss	19	—	(19)	(19)	—
Share-based compensation	15	—	—	—	15
Transaction costs	29	1	(30)	(29)	—
Restructuring	10	—	—	—	10
Integration costs	4	—	—	—	4
Loss on extinguishment of debt	2	—	—	—	2
Foreign currency remeasurement	(4)	—	—	—	(4)
Other items	10	—	11	11	21
Adjusted EBITDA (non-U.S. GAAP)	$275	$68	$(2)	$66	$341

(1)	Includes results from continuing operations for Cristal of January 1, 2019 through April 9, 2019. Acquisition closed on April 10, 2019.

TRONOX HOLDINGS PLC
Pro Forma Adjusted EBITDA Information
For The Six Months Ended June 30, 2018
(Millions of U.S. dollars)

		Pro Forma Adjustments
	Tronox Holdings plc	Cristal (1)	Other	Total	Pro Forma
Net income (loss) from continuing operations (U.S. GAAP)	$9	$141	$(41)	$100	$109
Interest expense	97	4	3	7	104
Interest income	(15)	—	9	9	(6)
Income tax benefit	(22)	7	—	7	(15)
Depreciation, depletion and amortization expense	97	67	20	87	184
EBITDA (non-U.S. GAAP)	166	219	(9)	210	376
Impairment loss	25	—	—	—	25
Inventory step-up	—	—	61	61	61
Share-based compensation	9	—	—	—	9
Transaction costs	47	11	(58)	(47)	—
Loss on extinguishment of debt	30	—	—	—	30
Foreign currency remeasurement	(18)	2	—	2	(16)
Other items	6	—	—	—	6
Adjusted EBITDA (non-U.S. GAAP)	$265	$232	$(6)	$226	$491

(1)	Includes results from continuing operations for Cristal for period of January 1, 2018 through June 30, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Credit Risk

Credit risk is the risk that a borrower or a counterparty will fail to meet their obligations. A significant portion of our liquidity is concentrated in trade accounts receivable that arise from sales of our products to customers. In the case of TiO2, the high level of industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. We have significant exposure to credit risk in industries that are affected by cyclical economic fluctuations. We perform ongoing credit evaluations of our customers from time to time, as deemed appropriate, to mitigate credit risk but generally do not require collateral. Our contracts typically enable us to tighten credit terms if we perceive additional credit risk; however, historic losses due to write offs of bad debt have been relatively low. In addition, due to our international operations, we are subject to potential trade restrictions and sovereign risk in certain countries in which we operate. We maintain allowances for potential credit losses based on specific customer review and current financial conditions. During the six months ended June 30, 2019 and 2018, our ten largest third-party customers represented approximately 31% and 29%, respectively, of our consolidated net sales.

Interest Rate Risk

Interest rate risk arises from the possibility that changes in interest rates will impact our financial results. We are exposed to interest rate risk on our floating rate debt, the Term Loan Facility, Standard Bank Term Loan Facility, Tikon Loan and Wells Fargo, Standard Bank Revolver and Emirates Revolver balances. Using a sensitivity analysis as of June 30, 2019, a hypothetical 1% increase in interest rates would result in a net increase to pre-tax loss of approximately $10 million on an annualized basis. This is due to the fact that earnings on our floating rate financial assets of $394 million at June 30, 2019 would increase by the full 1%, offsetting the impact of a 1% increase in interest expense on our floating rate debt of $1.4 billion.

During the second quarter of 2019, we entered into interest-rate swap agreements for a portion of our Term Loan Facility, which effectively converts the variable rate to a fixed rate for a portion of the loan. The agreements expire in September 2024. The Company’s objectives in using the interest-rate swap agreements are to add stability to interest expense and to manage its exposure to interest rate movements.

Currency Risk

Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact our balance sheets due to the translation of our assets and liabilities denominated in foreign currencies, as well as our earnings due to the translation of certain of our subsidiaries’ statements of operations from local currencies to U.S. dollars, as well as due to remeasurement of assets and liabilities denominated in currencies other than a subsidiary’s functional currency. We manufacture and market our products in a number of countries throughout the world and, as a result, are exposed to changes in foreign currency exchange rates, particularly in Australia, Brazil, China, South Africa, the Netherlands and the United Kingdom. The exposure is more prevalent in South Africa and Australia as the majority of revenues are earned in U.S. dollars while expenses are primarily incurred in local currencies. Since we are exposed to movements in the South African rand and the Australian Dollar versus the U.S. dollar, we may enter into forward contracts to buy and sell foreign currencies as “economic hedges” for these foreign currency transactions.

We enter into foreign currency contracts for the South African rand to reduce exposure of our foreign affiliates’ balance sheet to fluctuations in foreign currency rates. At June 30, 2019, the fair value of the foreign currency contracts was a gain of less than $1 million.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of Tronox’s management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”), as of June 30, 2019, the end of the period covered by this report. Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date. Tronox’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Tronox in the reports that it files or submits under the Exchange Act is accumulated and communicated to Tronox’s management, including Tronox’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date.  We closed the acquisition of Cristal on April 10, 2019, and Cristal's total assets and net sales constituted 54% and 45%, respectively, of our consolidated total assets and net sales as shown on our consolidated financial statements as of and for the quarter ended June 30, 2019. As the Acquisition occurred in the second quarter of 2019, we excluded Cristal’s internal control over financial reporting from the scope of our assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recently-acquired business may be omitted from our scope in the year of acquisition.

An evaluation of our internal control over financial reporting was also performed to determine whether any changes have occurred, other than the Cristal Acquisition discussed above, during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

On April 10, 2019, we completed our acquisition of Cristal. Management has considered this transaction material to the results of operations, cash flows and financial position from the date of the acquisition through June 30, 2019, and believes that the internal control and procedures of the acquisition have a material effect on internal control over financial reporting. We are currently in the process of incorporating the internal controls and procedures of Cristal into the internal control over financial reporting for our assessment of and report on internal control over financial reporting for December 31, 2020.

There have been no other changes to our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information required by this item is incorporated herein by reference to the section captioned “Notes to Consolidated Financial Statements, Note 18- Commitments and Contingencies” of this Form 10-Q.

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

The table below provides information with respect to our purchases of shares of our common stock, $.01 par value per share, during the three months ended June 30, 2019.

Issuer Purchases of Equity Securities

	(a)		(b)	(c)	(d)

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs (1)	Approximate Dollar Value That May Yet Be Purchased Under the Program (2)
May 1, 2019 through May 31, 2019	14,000,000	(3)	$14.3185	—	—
					$100,000,000
June 3, 2019 through June 30, 2019	4,957,098		$11.26	4,957,098	$44,198,966
Totals	18,957,098		$13.52	4,957,098	$44,198,966

(1)	On June 3, 2019, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company's stock.

(2)	Amounts reflect the remaining dollar value of shares that may be purchased under the stock repurchase program described above.

(3)	Amounts reflect shares repurchased on May 9, 2019 from Exxaro.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.

31.1	Rule 13a-14(a) Certification of Jeffry N. Quinn.

31.2	Rule 13a-14(a) Certification of Timothy Carlson.

32.1	Section 1350 Certification for Jeffry N. Quinn.

32.2	Section 1350 Certification for Timothy Carlson.

101
The following financial statements from Tronox Holdings plc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, which has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2019

TRONOX HOLDINGS PLC (Registrant)

	By:	/s/ Robert Loughran
	Name:	Robert Loughran
	Title:	Vice President, Corporate Controller

By:	/s/ Timothy Carlson
Name:	Timothy Carlson
Title:	Senior Vice President and Chief Financial Officer