Form 10-Q
period 2019-09-30
Tronox Holdings plc
filed 2019-11-12
CIK 1530804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

England and Wales	98-1467236
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

263 Tresser Boulevard, Suite 1100 Stamford, Connecticut 06901	Laporte Road, Stallingborough Grimsby, North East Lincolnshire, DN40 2PR United Kingdom

Registrant’s telephone number, including area code: (203) 705-3800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary Shares, par value $0.01 per share	New York Stock Exchange

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

As of October 31, 2019, the Registrant had 141,888,865 ordinary shares outstanding.

Item 1.	Financial Statements (Unaudited)

Page No.

Unaudited Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2019 and 2018	4
Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three Months and Nine Months Ended September 30, 2019 and 2018	5
Unaudited Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018	6
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018	7
Unaudited Condensed Consolidated Statement of Shareholders’ Equity for the Three Months and Nine Months Ended September 30, 2019 and 2018	8-9
Notes to Unaudited Condensed Consolidated Financial Statements	10

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$768	$456	$1,949	$1,390
Cost of goods sold	635	335	1,614	1,010
Contract loss	—	—	19	—
Gross profit	133	121	316	380
Selling, general and administrative expenses	82	62	252	217
Restructuring	3	—	13	—
Impairment loss	—	6	—	31
Income from operations	48	53	51	132
Interest expense	(51)	(47)	(154)	(144)
Interest income	4	8	16	23
Loss on extinguishment of debt	—	—	(2)	(30)
Other (expense) income, net	(1)	7	2	27
Income (loss) from continuing operations before income taxes	—	21	(87)	8
Income tax (provision) benefit	(12)	(6)	(10)	16
Net (loss) income from continuing operations	(12)	15	(97)	24
Net income from discontinued operations, net of tax	6	—	5	—
Net (loss) income	(6)	15	(92)	24
Net income attributable to noncontrolling interest	7	9	17	26
Net (loss) income attributable to Tronox Holdings plc	$(13)	$6	$(109)	$(2)

Net (loss) income per share, basic:
Continuing operations	$(0.13)	$0.05	$(0.82)	$(0.01)
Discontinued operations	$0.04	$—	$0.04	$—
Net (loss) income per share, basic	$(0.09)	$0.05	$(0.78)	$(0.01)
Net (loss) income per share, diluted:
Continuing operations	$(0.13)	$0.05	$(0.82)	$(0.01)
Discontinued operations	$0.04	$—	$0.04	$—
Net (loss) income per share, diluted	$(0.09)	$0.05	$(0.78)	$(0.01)
Weighted average shares outstanding, basic (in thousands)	142,278	123,121	139,158	122,850
Weighted average shares outstanding, diluted (in thousands)	142,278	126,302	139,158	122,850

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(Millions of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income	$(6)	$15	$(92)	$24
Other comprehensive income:
Foreign currency translation adjustments	(79)	(33)	(57)	(159)
Pension and postretirement plans:
Amortization of unrecognized actuarial losses, net of taxes of less than $1 million in each of the three and nine months ended September 30, 2019 and 2018	—	—	1	2
Settlement gain reclassified from accumulated other comprehensive loss	—	(3)	—	(3)
Change in fair value of derivative hedges	(5)	1	(28)	1

Other comprehensive (loss) income	(84)	(35)	(84)	(159)

Total comprehensive (loss)	(90)	(20)	(176)	(135)

Comprehensive (loss) income attributable to noncontrolling interest:
Net income	7	9	17	26
Foreign currency translation adjustments	(14)	(9)	1	(40)
Comprehensive (loss) income attributable to noncontrolling interest	(7)	—	18	(14)

Comprehensive (loss) income attributable to Tronox Holdings plc	$(83)	$(20)	$(194)	$(121)

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	September 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$305	$1,034
Restricted cash	11	662
Accounts receivable, net of allowance for doubtful accounts	573	317
Inventories, net	1,035	479
Prepaid and other assets	125	50
Income taxes receivable	3	2
Assets held for sale	1	—
Total current assets	2,053	2,544
Noncurrent Assets
Property, plant and equipment, net	1,710	1,004
Mineral leaseholds, net	810	796
Intangible assets, net	222	176
Lease right of use assets, net	101	—
Deferred tax assets	110	37
Other long-term assets	151	85
Total assets	$5,157	$4,642

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$246	$133
Accrued liabilities	283	140
Short-term lease liabilities	35	—
Long-term debt due within one year	55	22
Income taxes payable	6	5
Liabilities held for sale	4	—
Total current liabilities	629	300
Noncurrent Liabilities
Long-term debt, net	3,067	3,139
Pension and postretirement healthcare benefits	144	93
Asset retirement obligations	151	68
Environmental liabilities	62	1
Long-term lease liabilities	65	—
Long-term deferred tax liabilities	159	163
Other long-term liabilities	56	16
Total liabilities	4,333	3,780

Commitments and Contingencies
Shareholders’ Equity
Tronox Holdings plc ordinary shares, par value $0.01 — 141,888,454 shares issued and outstanding at September 30, 2019 and 123,015,301 shares issued and 122,933,845 shares outstanding at December 31, 2018	1	1
Capital in excess of par value	1,838	1,579
Accumulated deficit	(486)	(357)
Accumulated other comprehensive loss	(686)	(540)
Total Tronox Holdings plc shareholders’ equity	667	683
Noncontrolling interest	157	179
Total equity	824	862
Total liabilities and equity	$5,157	$4,642

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Millions of U.S. dollars)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net (loss) income	$(92)	$24
Net income from discontinued operations, net of tax	5	—
Net (loss) income from continuing operations	$(97)	$24
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by operating activities, continuing operations:
Depreciation, depletion and amortization	205	145
Deferred income taxes	(7)	(29)
Share-based compensation expense	24	16
Amortization of deferred debt issuance costs and discount on debt	6	9
Loss on extinguishment of debt	2	30
Contract loss	19	—
Impairment losses	—	31
Acquired inventory step-up recognized in earnings	95	—
Other non-cash items affecting net (loss) income from continuing operations	20	(9)
Changes in assets and liabilities:
Increase in accounts receivable, net	(34)	(21)
Decrease (increase) in inventories, net	14	(38)
Decrease (increase) in prepaid and other assets	2	(1)
Increase (decrease) in accounts payable and accrued liabilities	6	(11)
Net changes in income tax payables and receivables	(5)	11
Changes in other non-current assets and liabilities	(13)	(14)
Cash provided by operating activities- continuing operations	237	143

Cash Flows from Investing Activities:
Capital expenditures	(140)	(83)
Cristal Acquisition	(1,675)	—
Proceeds from sale of Ashtabula	708	—
Insurance proceeds	10	—
Proceeds from sale of business	—	1
Loans	(25)	(39)
Proceeds from sale of assets	2	—
Cash used in investing activities- continuing operation	(1,120)	(121)

Cash Flows from Financing Activities:
Repayments of long-term debt	(272)	(600)
Proceeds from long-term debt	222	615
Repurchase of common stock	(288)	—
Acquisition of noncontrolling interest	(148)	—
Call premium paid	—	(22)
Debt issuance costs	(4)	(10)
Proceeds from the exercise of options and warrants	—	6
Dividends paid	(21)	(17)
Restricted stock and performance-based shares settled in cash for withholding taxes	(6)	(6)
Cash used in financing activities- continuing operations	(517)	(34)

Discontinued Operations:
Cash provided by operating activities	29	—
Cash used in investing activities	(1)	—
Net cash flows provided by discontinued operations	28	—

Effects of exchange rate changes on cash and cash equivalents and restricted cash	(8)	(21)

Net (decrease) increase in cash, cash equivalents and restricted cash	(1,380)	(33)
Cash, cash equivalents and restricted cash at beginning of period	1,696	1,769
Cash, cash equivalents and restricted cash at end of period	$316	$1,736

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Millions of U.S. dollars, except for shares)

For the three months and nine months ended September 30, 2019

	Tronox Holdings plc Ordinary Shares (in thousands)	Tronox Holdings plc Ordinary Shares (Amount)	Capital in Excess of par Value	(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Tronox Holdings plc Shareholders’ Equity	Non- controlling Interest	Total Equity

Balance at December 31, 2018	122,934	$1	$1,579	$(357)	$(540)	$683	$179	$862
Net (loss) income	—	—	—	(34)	—	(34)	4	(30)
Other comprehensive (loss) income	—	—	—	—	(11)	(11)	11	—
Share-based compensation	3,306	—	8	—	—	8	—	8
Shares cancelled	(502)	—	(6)	—	—	(6)	—	(6)
Acquisition of noncontrolling interest	—	—	3	—	(61)	(58)	(90)	(148)
Ordinary share dividends ($0.045 per share)	—	—	—	(6)	—	(6)	—	(6)
Balance at March 31, 2019	125,738	$1	$1,584	$(397)	$(612)	$576	$104	$680

Net (loss) income	—	—	—	(62)	—	(62)	6	(56)
Other comprehensive (loss) income	—	—	—	—	(4)	(4)	4	—
Share-based compensation	20	—	7	—	—	7	—	7
Shares cancelled	(4)	—	—	—	—	—	—	—
Shares issued for acquisition	37,580	—	526	—	—	526	—	526
Shares repurchased and cancelled	(18,957)	—	(257)	—	—	(257)	—	(257)
Cristal acquisition	—	—	—	—	—	—	36	36
Ordinary share dividends ($0.045 per share)	—	—	—	(7)	—	(7)	—	(7)
Balance at June 30, 2019	144,377	$1	$1,860	$(466)	$(616)	$779	$150	$929

Net (loss) income	—	—	—	(13)	—	(13)	7	(6)
Other comprehensive (loss) income	—	—	—	—	(70)	(70)	(14)	(84)
Share-based compensation	10	—	9	—	—	9	—	9
Shares cancelled	(3)	—	—	—	—	—	—	—
Shares repurchased and cancelled	(2,496)	—	(31)	—	—	(31)	—	(31)
Cristal acquisition	—	—	—	—	—	—	14	14
Ordinary share dividends ($0.045 per share)	—	—	—	(7)	—	(7)	—	(7)
Balance at September 30, 2019	141,888	$1	$1,838	$(486)	$(686)	$667	$157	$824

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)
(Unaudited)
(Millions of U.S. dollars, except for shares)

For the three months and nine months ended September 30, 2018

	Tronox Holdings plc Ordinary Shares (in thousands)	Tronox Holdings plc Ordinary Shares	Capital in Excess of par Value	(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Tronox Holdings plc Shareholders’ Equity	Non- controlling Interest	Total Equity

Balance at December 31, 2017	121,271	$1	$1,558	$(327)	$(403)	$829	$186	$1,015
Net (loss) income	—	—	—	(44)	—	(44)	3	(41)
Other comprehensive income (loss)	—	—	—	—	45	45	15	60
Share-based compensation	1,099	—	7	—	—	7	—	7
Shares cancelled	(222)	—	(4)	—	—	(4)	—	(4)
Warrants and options exercised	338	—	2	—	—	2	—	2
Ordinary share dividends ($0.045 per share)	—	—	—	(6)	—	(6)	—	(6)
Balance at March 31, 2018	122,486	$1	$1,563	$(377)	$(358)	$829	$204	$1,033

Net (loss) income	—	—	—	36	—	36	14	50
Other comprehensive income (loss)	—	—	—	—	(138)	(138)	(46)	(184)
Share-based compensation	215	—	6	—	—	6	—	6
Shares cancelled	(93)	—	(2)	—	—	(2)	—	(2)
Warrants and options exercised	292	—	—	—	—	—	—	—
Ordinary share dividends ($0.045 per share)	—	—	—	(6)	—	(6)	—	(6)
Balance at June 30, 2018	122,900	$1	$1,567	$(347)	$(496)	$725	$172	$897

Net (loss) income	—	—	—	6	—	6	9	15
Other comprehensive income (loss)	—	—	—	—	(26)	(26)	(9)	(35)
Share-based compensation	31	—	7	—	—	7	—	7
Shares cancelled	—	—	—	—	—	—	—	—
Warrants and options exercised	—	—	—	—	—	—	—	—
Ordinary share dividends ($0.045 per share)	—	—	—	(5)	—	(5)	—	(5)
Balance at September 30, 2018	122,931	$1	$1,574	$(346)	$(522)	$707	$172	$879

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

On April 10, 2019, we completed the acquisition from Tasnee of the TiO2 business of The National Titanium Dioxide Company Ltd., a limited company organized under the laws of the Kingdom of Saudi Arabia (“Cristal”) (the “Cristal Transaction”). Including the Cristal operations, we now operate titanium-bearing mineral sand mines and beneficiation and smelting operations in Australia, South Africa and Brazil to produce feedstock materials that can be processed into TiO2 for pigment, high purity titanium chemicals, including titanium tetrachloride, and Ultrafine© titanium dioxide used in certain specialty applications where nano-particulate TiO2 is required. It is our long-term strategic goal to be fully vertically integrated and consume all of our feedstock materials in our own TiO2 pigment facilities in the United States, Australia, Brazil, UK, France, Netherlands, China and the Kingdom of Saudi Arabia (“KSA”). We believe that full vertical integration is the best way to achieve our ultimate goal of delivering low cost, high-quality pigment to our coatings and other TiO2 customers throughout the world. The mining, beneficiation and smelting of titanium bearing mineral sands creates meaningful quantities of zircon, which we also supply to customers around the world. See Note 2 below for further details on the Cristal Transaction.

In order to obtain regulatory approval for the Cristal Transaction, the Federal Trade Commission (“FTC”) required us to divest Cristal’s North American TiO2 business, which we sold to INEOS on May 1, 2019, for cash proceeds, net of transaction costs, of approximately $708 million, inclusive of an amount for an estimated working capital adjustment. The working capital adjustment was finalized subsequent to September 30, 2019, resulting in a reimbursement to INEOS of approximately $7 million in October 2019. The operating results of Cristal’s North American TiO2 business, from the acquisition date to the date of divestiture, are included in a single caption entitled “Loss from discontinued operations, net of tax” in our unaudited Condensed Consolidated Statements of Operations.

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

Pursuant to the terms of the Completion Agreement, on May 9, 2019, we repurchased 14 million shares from Exxaro for an aggregate purchase price of approximately $200 million or $14.3185 per share plus fees of approximately $1 million. The share price was based upon a 5% discount to the 10 day volume weighted average price as of the day that Exxaro exercised their sale notice to us. Upon repurchase of the shares by the Company, the shares were cancelled. As a result of the sale of the 14 million shares on May 9, 2019, we have recorded a liability of approximately $6 million  which is included in “Accrued liabilities” in our unaudited Condensed Consolidated Balance Sheets as of September 30, 2019.

At  September 30, 2019, Exxaro continues to own approximately 14.7 million shares of Tronox, or a 10.4% ownership interest, as well as their 26% ownership interest in our South African operating subsidiaries. Under the terms of the Completion Agreement, Exxaro has the right to sell its ownership in Tronox at any time. At the present time we are unable to reasonably determine when and if Exxaro will sell its remaining shares in the foreseeable future, and as a result, we are not able to estimate what the capital gains tax impacts would be should Exxaro sell its remaining shares. See Note 23 for additional information.
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

The acquisition of Cristal has impacted the comparability of our financial statements. As the Cristal Transaction was completed on April 10, 2019, in accordance with ASC 805, the three and nine month periods ended September 30, 2019, only include the results of the Cristal business since the date of the acquisition, while the three and nine month periods ended September 30, 2018 do not include any results of Cristal. Likewise, the balance sheet at September 30, 2019 includes the impacts of the acquisition of Cristal while the balance sheet at December 31, 2018 does not.

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

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (“ASU 2016-02”) which includes a lessee accounting model that recognizes two types of leases - finance leases and operating leases. The new standard requires a lessee to recognize on the balance sheet, for all leases of more than 12 months, a lease liability, which corresponds to the discounted obligation of future lease payments arising from a lease, and a right-of-use (“ROU”) asset, which represents the lessee’s right to use, or control the use of, the underlying asset over the lease term.

On January 1, 2019, we adopted the new standard using the modified retrospective approach and recorded a lease liability and related right-of-use asset of $66 million and $64 million, respectively.We elected the package of practical expedients under the transition guidance, which does not require the reassessment of whether existing contracts contain a lease or whether the classification or unamortized initial direct costs of existing leases would be different under the new guidance. As an accounting policy election, we excluded short-term leases (leases that have a term of 12 months or less and do not include a purchase option that we are reasonably certain to exercise) from the balance sheet presentation. Additionally, we elected to account for non-lease components in a contract as part of a single lease component for all asset classes. We implemented a new lease accounting system and updated our business processes and internal controls to address relevant risks associated with the implementation of the new standard including the preparation of the required financial information and disclosures.  See Note 16 for details.

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

2.	Cristal Acquisition and Related Divestitures

On April 10, 2019, we completed the acquisition of the TiO2 business of Cristal for $1.675 billion of cash, subject to a working capital and noncurrent liability adjustment, plus 37,580,000 ordinary shares. The total acquisition price, including the value of the ordinary shares at $14 per share on the closing date of the Cristal Transaction, was approximately $2.2 billion, subject to a working capital and noncurrent liability adjustment. With the acquisition of our shares, an affiliate of Cristal became our largest shareholder. At September 30, 2019, Cristal International Holdings B.V. (formerly known as Cristal Inorganic Chemical Netherlands Cooperatief W.A.), a wholly-owned subsidiary of Tasnee, continues to own 37,580,000 shares of Tronox, or a 26% ownership interest.

In order to obtain regulatory approval for the Cristal Transaction, the FTC required us to divest Cristal's North American TiO2 business, which we sold to INEOS on May 1, 2019, for cash proceeds, net of transaction costs, of $708 million, inclusive of an amount for an estimated working capital adjustment. The working capital adjustment was finalized subsequent to September 30, 2019, resulting in a reimbursement to INEOS of approximately $7 million in October 2019. The operating results of Cristal’s North American TiO2 business from the acquisition date to the date of divestiture are included in a single caption entitled “Loss from discontinued operations, net of tax” in our unaudited Condensed Consolidated Statements of Operations. Additionally, “Loss from discontinued operations, net of tax” also includes the operating results of Cristal Metals which encompasses a production facility in Ottawa, IL that produced titanium metal and alloy powders. The assets and liabilities of Cristal Metals continue to be included in assets and liabilities held for sale. We are in the process of exiting the business. See Note 5 for additional information on discontinued operations.

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

For the Cristal acquisition, we have applied the acquisition method of accounting in accordance with the ASC 805, "Business Combinations", with respect to the identifiable assets and liabilities of Cristal, which have been measured at estimated fair value as of the date of the business combination.

The aggregate purchase price noted above was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date using primarily Level 2 and Level 3 inputs (see Note 15 for an explanation of Level 2 and Level 3 inputs).  These Level 2 and Level 3 valuation inputs include management's best estimate of future cash flows (including sales, cost of sales and contributory asset charges), discount rates, competitive trends, market comparables and other factors. Inputs used were generally determined from historical data supplemented by current and anticipated market conditions and growth rates.

The allocation of the purchase price to the assets acquired and liabilities assumed is based upon preliminary information and subject to change. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair value of inventories, property, plant and equipment, mineral rights, intangible assets, leases, legal reserves, contingent liabilities, including uncertain tax positions, deferred tax assets and liabilities other assets and liabilities and noncontrolling interest. Further adjustments may result before the end of the measurement period, which ends one year from the date of the acquisition. During the measurement period, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date, we will revise the preliminary purchase price allocation. The effect of measurement period adjustments to the estimated fair values will be calculated as if the adjustments had been completed on the acquisition date. The impact of all changes that do not qualify as measurement period adjustments will be included in current period earnings.

The purchase price consideration and preliminary estimated fair value of Cristal’s net assets acquired as of the acquisition date on April 10, 2019 are shown below.  The assets and liabilities of Cristal's North American TiO2 business, that was subsequently divested on May 1, 2019, are shown as held for sale in the fair value of assets acquired and liabilities assumed. During the three months ended September 30, 2019,  we updated the preliminary purchase price allocation which resulted in increasing property, plant and equipment by $120 million, increasing accounts receivable by $16 million, decreasing inventory by $14 million, increasing mineral leaseholds by $12 million, decreasing prepaid and other assets by $27 million, increasing assets held for sale by $45 million, decreasing other long-term assets by $19 million, decreasing goodwill by $68 million, increasing environmental liabilities by $26 million, increasing noncontrolling interest by $14 million, as well as other minor adjustments. The adjustments to the unaudited Condensed Consolidated Statement of Operations that would have been recognized in the second quarter of 2019 if the measurement period adjustments had been completed as of the acquisition date would have increased the net loss by approximately $2 million.

Fair Value
Purchase Price Consideration:
Tronox Holdings plc shares issued	37,580,000
Tronox Holdings plc closing price per share on April 10, 2019	$14.00
Total fair value of Tronox Holdings plc shares issued at acquisition date	$526
Cash consideration paid	$1,675
Total purchase price	$2,201

Fair Value
Fair Value of Assets Acquired:
Accounts receivable	$247
Inventory	692
Deferred taxes	65
Prepaid and other assets	77
Property, plant and equipment	744
Mineral leaseholds	69
Intangible assets	69
Lease right of use assets	39
Other long-term assets	40
Assets held for sale	852
Total assets acquired	$2,894
Less: Liabilities Assumed
Accounts payable	$94
Accrued liabilities	131
Short-term lease liabilities	13
Pension and postretirement healthcare benefits	62
Environmental liabilities	62
Asset retirement obligations	77
Long-term debt	22
Long-term lease liabilities	23
Other long-term liabilities	27
Liabilities held for sale	132
Total liabilities assumed	$643
Less noncontrolling interest	50
Purchase price	$2,201

We utilized the carrying values, net of allowances, to value accounts receivable and accounts payable as well as other current assets and liabilities as it was determined that carrying values represented the fair value of those items at the acquisition date.

For the three months ended September 30, 2019, the acquired Cristal business contributed $346 million in revenue and $13 million in operating losses. For the nine months ended September 30, 2019, the acquired Cristal business contributed $699 million in revenue and $61 million in operating losses.

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

(5)	recording the contract loss on the sale of the 8120 product line as a charge in the first quarter of 2018;
(6)	recording all transaction costs incurred in the first quarter of 2018;
(7)	recording the effect on interest expense related to borrowings in connection with the Cristal Transaction; and
(8)	recording the related tax effects and the impacts to EPS for the shares issued in conjunction with the transaction.

The unaudited pro forma financial information should not be relied upon as being indicative of the historical results that would have been obtained if the Cristal Transaction had actually occurred on that date, nor the results of operations in the future.

In accordance with ASC 805, the supplemental pro forma results of operations for the three and nine months ended September 30, 2019 and 2018, as if the Cristal Transaction had occurred on January 1, 2018, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$768	$832	$2,315	$2,611
Net income from continuing operations	$26	$41	$29	$6
Diluted net income (loss) per share from continuing operations attributable to Tronox plc	$0.13	$0.18	$0.07	$(0.16)

For the three and nine months ended September 30, 2019, we incurred pre-tax charges of $40 million and $95 million, respectively, related to the recognition of the step up to fair value of inventories acquired and for the nine months ended September 30, 2019 we also incurred a pre-tax charge of $19 million in contract losses incurred on the 8120 supply agreement with Venator. The 2019 pro forma results were adjusted to exclude these charges as these costs were reflected within the results of operations in the pro forma results as if they were incurred on January 1, 2018. For the nine months ended September 30, 2018, we incurred pre-tax charges of $95 million, related to the recognition of the step up to fair value of inventories acquired. The pre-tax amounts for the three months ended September 30, 2018 were not material.

3.	Restructuring Initiatives

On April 10, 2019, we announced the completion of the Cristal Transaction. During the second quarter, as a result of the acquisition, we outlined a broad based synergy savings program that is expected to reduce costs, simplify processes and focus the organization’s structure and resources on key growth initiatives. During the three and nine months ended September 30, 2019, we recorded costs of $3 million and $13 million, respectively, in our unaudited Condensed Consolidated Statement of Operations. The costs consisted of charges for employee related costs, including severance.

The liability balance for restructuring as of September 30, 2019, is as follows:

Employee- Related Costs
Second Quarter 2019 charges	$10
Cash payments	(6)
Foreign exchange	—
Balance, June 30, 2019	$4
Third Quarter 2019 charges	3
Cash payments	(3)
Foreign exchange	—
Balance, September 30, 2019	$4

4.	Revenue

We recognize revenue at a point in time when the customer obtains control of the promised products. For most transactions this occurs when products are shipped from our manufacturing facilities or at a later point when control of the products transfers to the customer at a specified destination or time.

Contract assets represent our rights to consideration in exchange for products that have transferred to a customer when the right is conditional on situations other than the passage of time. For products that we have transferred to our customers, our rights to the consideration are typically unconditional and only the passage of time is required before payments become due. These unconditional rights are recorded as accounts receivable. As of September 30, 2019, and December 31, 2018, we did not have material contract asset balances.

Contract liabilities represent our obligations to transfer products to a customer for which we have received consideration from the customer. Infrequently we may receive advance payment from our customers that is accounted for as deferred revenue. Deferred revenue is earned when control of the product transfers to the customer, which is typically within a short period of time from when we received the advanced payment. Contract liability balances as of September 30, 2019 and December 31, 2018 were approximately $3 million and less than $1 million, respectively. Contract liability balances were reported as “Accounts payable” in the unaudited Condensed Consolidated Balance Sheets.  All contract liabilities as of December 31, 2018 were recognized as revenue in “Net sales” in the unaudited Condensed Consolidated Statements of Operations during the first quarter of 2019.

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

Net sales to external customers by geographic areas where our customers are located were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
North America	$203	$175	$521	$505
South and Central America	52	21	113	58
Europe, Middle-East and Africa	266	118	712	413
Asia Pacific	247	142	603	414
Total net sales	$768	$456	$1,949	$1,390

Net sales from external customers for each similar type of product were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
TiO2	$603	$307	$1,505	$978
Zircon	68	72	220	211
Feedstock and other products	97	67	224	164
Electrolytic	—	10	—	37
Total net sales	$768	$456	$1,949	$1,390

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

5.	Dispositions

As discussed in Note 2, the Company divested Cristal's North American TiO2 business to INEOS on May 1, 2019, for cash proceeds, net of transaction costs, of $708 million, inclusive of an amount for an estimated working capital adjustment. The operating results of Cristal’s North American TiO2 business from the acquisition date to the date of divestiture are included in a single caption entitled “Net income from discontinued operations, net of tax” in our unaudited Condensed Consolidated Statements of Operations. Additionally, “Net income from discontinued operations, net of tax” also includes the operating results of Cristal Metals. As of September 30, 2019, the assets and liabilities of Cristal Metals are included in assets and liabilities held for sale as is outlined below.

The following table presents the combined major classes of Cristal’s North American TiO2 business and Cristal Metals line items constituting the “Income from discontinued operations, net of tax” in our unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Net sales	$—	$41
Cost of goods sold	—	29
Gross profit	—	12
Selling, general and administrative expense	(2)	(5)
Income before income taxes	(2)	7
Income tax benefit (provision)	8	(2)
Income from discontinued operations, net of tax	$6	$5

During the three months ended September 30, 2019, the Company determined that it had incorrectly calculated the tax effects of a transaction related to the Cristal acquisition within the Company’s net loss from discontinued operations, net of tax on the Company’s unaudited condensed consolidated statement of operations for both the three and  six months ended June 30, 2019.  During the three months ended September 30, 2019, the Company corrected the tax impact by recording a credit of approximately $7 million in “Net income from discontinued operations, net of tax” on the unaudited Condensed Consolidated Statement of Operations.  Management evaluated the materiality of the out of period adjustment from a quantitative and qualitative perspective and concluded that this adjustment was not material to the Company’s presentation and disclosures, and has no material impact on the Company’s financial position, results of continuing operations and cash flows.  After taking into effect this adjustment, for the three months ended June 30, 2019, net income from discontinued operations, net of tax would have been $7 million or $0.05 per share.  For the six months ended June 30, 2019, “Net income from discontinued operations, net of tax” would have been $7 million or $0.05 per share.

The table below presents the carrying amounts of the assets and liabilities included in the Company’s unaudited Condensed Consolidated Balance Sheet:

September 30, 2019
Assets:
Inventories, net	$1
Total assets held for sale	$1

Liabilities:
Accrued liabilities	$1
Asset retirement obligations	3
Total liabilities held for sale	$4

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

Income (loss) before income taxes is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income tax (provision) benefit	$(12)	$(6)	$(10)	$16
Income (loss) before income taxes	$—	$21	$(87)	$8
Effective tax rate	N/A	29%	(11)%	(200)%

Tronox Holdings plc, a U.K. public limited company, became the public parent during the three months ended March 31, 2019. During the three and nine months ended September 30, 2018, Tronox Limited was the public parent, registered under the laws of the State of Western Australia but managed and controlled in the U.K. The statutory tax rate in the U.K. at both September 30, 2019 and 2018 was 19%. The effective tax rate for the three and nine months ended September 30, 2019 and 2018 differs from the U.K. statutory rate of 19% primarily due to income and losses in jurisdictions with full valuation allowances, disallowable expenditures, net reversal of deferred charges, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate.

Upon completion of the Cristal Transaction, we now have additional jurisdictions with operational income.  The statutory tax rates on income earned in Australia (30%), the United States (21%), South Africa (28%), France (32%), China (25%), Brazil (34%), (KSA) (20%), and the Netherlands (25%) are higher than the U.K. statutory rate of 19%. Tax rates will be reduced in the Netherlands and the U.K. to 20.5% and 17%, respectively, in future years.

During the second quarter of 2018, we determined that sufficient positive evidence existed to reverse the valuation allowance attributable to our operating subsidiary in the Netherlands. We continue to maintain full valuation allowances related to the total net deferred tax assets in Australia and the U.S., as we cannot objectively assert that these deferred tax assets are more likely than not to be realized. It is reasonably possible that a portion of these valuation allowances could be reversed within the next year due to increased profitability levels. For entities acquired in the Cristal Transaction, we have full valuation allowances in Australia, Brazil, Switzerland and the U.S. Until these valuation allowances are eliminated, future provisions for income taxes for these jurisdictions will include no tax benefits with respect to losses incurred and tax expense only to the extent of current tax payments. Additionally, we have valuation allowances against specific tax assets in the Netherlands, South Africa, and the U.K.

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

7.	Income (Loss) Per Share

The computation of basic and diluted loss per share for the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator - Basic and Diluted:
Net (loss) income from continuing operations	$(12)	$15	$(97)	$24
Less: Net income from continuing operations attributable to noncontrolling interest	7	9	17	26
Undistributed net (loss) income from continuing operations attributable to Tronox Holdings plc	(19)	6	(114)	(2)
Net income from discontinued operations	6	—	5	—
Net (loss) income available to ordinary shares	$(13)	$6	$(109)	$(2)

Denominator - Basic and Diluted:
Weighted-average ordinary shares, basic (in thousands)	142,278	123,121	139,158	122,850
Weighted-average ordinary shares, diluted (in thousands)	142,278	126,302	139,158	122,850

Basic net (loss) income from continuing operations per ordinary share	$(0.13)	$0.05	$(0.82)	$(0.01)
Basic net income from discontinued operations per ordinary share	0.04	—	0.04	—
Basic net (loss) income operations per ordinary share	$(0.09)	$0.05	$(0.78)	$(0.01)

Diluted net (loss) income from continuing operations per ordinary share	$(0.13)	$0.05	$(0.82)	$(0.01)
Diluted net income from discontinued operations per ordinary share	0.04	—	0.04	—
Diluted net (loss) income operations per ordinary share	$(0.09)	$0.05	$(0.78)	$(0.01)

Net income (loss) per ordinary share amounts were calculated from exact, not rounded net loss and share information.  Prior to January 2019, we had issued shares of restricted stock which were participating securities that did not have a contractual obligation to share in losses; therefore, when we had a net loss, none of the loss was allocated to participating securities. The restricted stock vested on January 29, 2019. For both the three and nine months ended September 30, 2019 and for the nine months ended September 30, 2018, the two-class method did not have an effect on our net loss per ordinary share calculation.

In computing diluted net loss per share under the two-class method, we considered potentially dilutive shares. Anti-dilutive shares not recognized in the diluted net loss per share calculation for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30, Shares		Nine Months Ended September 30, Shares
	2019	2018	2019	2018
Options	1,263,682	1,324,991	1,263,682	1,324,991
Restricted share units	5,603,055	2,107,664	5,603,055	5,289,161

8.	Inventories, Net

Inventories, net consisted of the following:

	September 30, 2019	December 31, 2018
Raw materials	$191	$102
Work-in-process	101	43
Finished goods, net	529	225
Materials and supplies, net	214	109
Inventories, net – current	$1,035	$479

Materials and supplies, net consists of processing chemicals, maintenance supplies and spare parts, which will be consumed directly and indirectly in the production of our products.

At September 30, 2019 and December 31, 2018, inventory obsolescence reserves primarily for materials and supplies were $21 million and $13 million, respectively. Reserves for lower of cost or market and net realizable value were $19 million and $17 million at September 30, 2019 and December 31, 2018, respectively.

9.	Property, Plant and Equipment, Net

Property, plant and equipment, net of accumulated depreciation, consisted of the following:

	September 30, 2019	December 31, 2018
Land and land improvements	$161	$96
Buildings	311	242
Machinery and equipment	1,933	1,395
Construction-in-progress	180	63
Other	49	39
Subtotal	2,634	1,835
Less: accumulated depreciation	(924)	(831)
Property, plant and equipment, net	$1,710	$1,004

Substantially all of the property, plant and equipment, net is pledged as collateral for our debt. See Note 13.

The table below summarizes depreciation expense related to property, plant and equipment for the periods presented, recorded in the specific line items in our unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of goods sold	$43	$33	$133	$97
Selling, general and administrative expenses	1	—	3	2
Total	$44	$33	$136	$99

10.	Mineral Leaseholds, Net

Mineral leaseholds, net of accumulated depletion, consisted of the following:

	September 30, 2019	December 31, 2018
Mineral leaseholds	$1,294	$1,238
Less: accumulated depletion	(484)	(442)
Mineral leaseholds, net	$810	$796

Depletion expense relating to mineral leaseholds recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations was $21 million and $8 million during the three months ended September 30, 2019 and 2018, respectively. Depletion expense relating to mineral leaseholds recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations was $46 million and $26 million during the nine months ended September 30, 2019 and 2018, respectively.

11.	Intangible Assets, Net

Intangible assets, net of accumulated amortization, consisted of the following:

	September 30, 2019			December 31, 2018
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$291	$(169)	$122	$291	$(154)	$137
TiO2 technology	101	(16)	85	32	(13)	19
Internal-use software	47	(32)	15	47	(27)	20
Intangible assets, net	$439	$(217)	$222	$370	$(194)	$176

The table below summarizes amortization expense related to intangible assets for the periods presented, recorded in the specific line items in our unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of goods sold	$—	$—	$1	$1
Selling, general and administrative expenses	9	7	22	19
Total	$9	$7	$23	$20

Estimated future amortization expense related to intangible assets is $8 million for the remainder of 2019, $31 million for 2020, $30 million for 2021, $28 million for 2022, $26 million for 2023 and $99 million thereafter.

12.	Balance Sheet and Cash Flow Supplemental Information

Accrued liabilities consisted of the following:

	September 30, 2019	December 31, 2018
Employee-related costs and benefits	$95	$69
Related party payables	7	—
Interest	32	16
Sales rebates	37	18
Restructuring	4	—
Taxes other than income taxes	14	5
Asset retirement obligations	11	6
Interest rate swaps	30	—
Foreign currency derivatives	—	6
Professional fees and other	53	20
Accrued liabilities	$283	$140

Additional supplemental cash flow information for the nine months ended September 30, 2019 is as follows:

Supplemental non cash information:	Nine Months Ended September 30, 2019
Investing activities- shares issued in the Cristal acquisition	$526
Financing activities- debt assumed in the Cristal acquisition	$22

13.	Debt

SABB Credit Facility

Subsequent to September 30, 2019, our KSA subsidiary on October 16, 2019, entered into a short-term working capital facility with the Saudi British Bank (“SABB Facility”) for an amount up to SAR 70 million (approximately $19 million) maturing in July 2020. The SABB Facility bears interest at the Saudi Inter Bank Offered Rate plus 180 basis points on outstanding balances.  During October 2019, the Company borrowed SAR 50 million under the SABB Facility.

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

The Wells Fargo Revolver amendment also modified certain components of the borrowing base in order to increase the potential availability of credit.  We also voluntarily reduced the revolving credit lines under the Wells Fargo Revolver from $550 million to $350 million. As a result of this modification, we accelerated the recognition of a portion of the deferred financing costs related to the Wells Fargo Revolver and during the three months ended March 31, 2019, recorded a charge of $2 million in “Loss on extinguishment of debt” within the unaudited Condensed Consolidated Statement of Operations. There were no balances outstanding at September 30, 2019.

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

Standard Bank Credit Facility

On March 25, 2019, our South African subsidiaries, Tronox KZN Sands Proprietary Limited and Tronox Mineral Sands Proprietary Limited, entered into the Standard Bank Revolver for an amount up to R1 billion (approximately $66 million at September 30, 2019 exchange rate) maturing on March 25, 2022. The Standard Bank Revolver bears interest at the Johannesburg Interbank Average Rate (“JIBAR”) plus 260 basis points when net leverage for our South African subsidiaries (total combined debt outstanding under the Standard Bank Revolver and Standard Bank Term Loan less cash and cash equivalents divided by the consolidated EBITDA) is less than 1.5 and JIBAR plus 285 basis points when net leverage is greater than 1.5. There were no balances outstanding at September 30, 2019.

Standard Bank Term Loan Facility

On March 25, 2019, our South African subsidiaries, Tronox KZN Sands Proprietary Limited and Tronox Mineral Sands Proprietary Limited, entered into the Standard Bank Term Loan with a maturity date of March 25, 2024. The Term Loan Facility consists of (i) an aggregate principal amount of R2.6 billion (“Amortizing Loan”) the principal of which will be paid back at 5 percent per quarter over the five year term of the loan, and (ii) an aggregate principal amount of R600 million (“Bullet Loan”) the principal of which was to be paid back at the maturity date of the Standard Bank Term Loan. During the third quarter of 2019, we repaid the outstanding balance on the Bullet Loan.
The Amortizing Loan bears interest at JIBAR plus 260 basis points when net leverage of the South African subsidiaries is less than 1.5 and JIBAR plus 285 basis points when net leverage is greater than 1.5. At September 30, 2019, the principal amounts for the Amortizing Loan was R2.3 billion (approximately $154 million).

Cristal Debt Acquired

As part of the Cristal Transaction, we became party to certain debt arrangements as described below:

•
A revolving credit facility with Emirates NBD PJSC under which we will have the ability to borrow up to approximately $50 million. The revolver is secured by the inventory and trade receivables of Cristal Pigment UK Ltd. Under the terms of the revolver, for U.S dollar borrowings the interest rate is LIBOR plus 2.25% while the interest rate for Euro borrowings is Euribor plus 2.25%. There were no borrowings outstanding under this revolver at September 30, 2019.

•
A working capital debt agreement in China (“Tikon Loan”) that matures in April and May of 2021. The Tikon Loan bears interest based on an official lending basis rate per annum as announced and published by the People’s Bank of China plus a 7% premium. At September 30, 2019 the outstanding balance on the Tikon Loan was approximately CNY111 million (approximately $16 million at September 30, 2019 exchange rate).

•
An interest free loan with the Australian government (“Australian Government Loan”) that matures in December 2021 subject to renewal every 5 years with final termination in December 2036. The loan balance due upon maturity is AUD6 million.  At September 30, 2019 the discounted value on the Australian Government Loan was approximately AUD 1.5 million (approximately $1 million at September 30, 2019 exchange rate).

Long-term Debt

Long-term debt, net of an unamortized discount and debt issuance costs, consisted of the following:

	Original Principal	Annual Interest Rate	Maturity Date	September 30, 2019	December 31, 2018
Term Loan Facility, net of unamortized discount (1) (2)	$2,150	Variable	9/22/2024	$1,909	$2,119
Senior Notes due 2025	450	5.75%	10/01/2025	450	450
Senior Notes due 2026	615	6.50%	4/15/2026	615	615
Standard Bank Term Loan Facility (1)	222	Variable	03/25/2024	154	—
Tikon Loan	N/A	Variable	05/23/2021	16	—
Australian Government Loan	N/A	N/A	12/31/2036	1	—
Finance leases				14	16
Long-term debt				3,159	3,200
Less: Long-term debt due within one year				(55)	(22)
Debt issuance costs				(37)	(39)
Long-term debt, net				$3,067	$3,139

(1)
Average effective interest rate on the Term Loan Facility of 5.6% and 5.4% during the nine months ended September 30, 2019 and 2018, respectively. Average effective interest rate on the Standard Bank Term Loan Facility of 10.0% during the nine months ended September 30, 2019.

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

14.          Derivative Financial Instruments

Interest Rate Risk

During the second quarter of 2019, we entered into interest-rate swap agreements with an aggregate notional value of $750 million, representing a portion of our Term Loan Facility, which effectively converts the variable rate to a fixed rate for that portion of the loan. The agreements expire in September 2024. The Company’s objectives in using the interest-rate swap agreements are to add stability to interest expense and to manage its exposure to interest rate movements. These interest rate swaps have been designated as cash flow hedges and involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

Fair value gains or losses on these cash flow hedges are recorded in other comprehensive (loss) income and are subsequently reclassified into interest expense in the same periods during which the hedged transactions affect earnings. For both the three and nine months ended September 30, 2019, the amounts recorded in interest expense related to the interest-rate swap agreements were not material. The fair value of the outstanding interest-rate swap contracts at September 30, 2019, was $30 million and was included  in “Accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet.

Foreign Currency Risk

During the third quarter of 2019, we entered into foreign currency contracts used to hedge forecasted third party non-functional currency sales for our South African subsidiaries and forecasted non-functional currency cost of goods sold for our Australian subsidiaries. These foreign currency contracts are designated as cash flow hedges. Changes to the fair value of these foreign currency contracts are recorded as a component of other comprehensive (loss) income to the extent such contracts are effective, and are recognized in net sales or costs of goods sold in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring.

As of September 30, 2019, we had notional amounts of (i) 4.8 billion South African rand that expire between November 27, 2019 and February 25, 2021 to reduce the exposure of our South African subsidiaries’ third party sales to fluctuations in currency rates, and (ii) 568 million Australian dollars that expire between November 27, 2019 and February 25, 2021 to reduce the exposure of our Australian subsidiaries’ cost of sales to fluctuations in currency rates. For both the three and nine months ended September 30, 2019 we recorded a gain of less than $1 million in “Net sales” on the unaudited Condensed Consolidated Statement of Operations, related to our cash flow hedges. Amounts recorded in “Cost of goods sold” for both the three and nine months ended September 30, 2019  were not material. There were no amounts recognized for foreign currency cash flow hedges in the comparative periods of 2018. At September 30, 2019,  the unrealized net gain, associated with the open contracts used to hedge forecasted third party non-functional currency sales for our South African subsidiaries was approximately $2 million and is included in “Other long-term assets” on the unaudited Condensed Consolidated Balance Sheet. At September 30, 2019,  the unrealized net loss associated with the open contracts to hedge forecasted non-functional currency cost of goods sold for our Australian subsidiaries was not material.
We enter into foreign currency contracts for the South African rand to reduce exposure of our subsidiaries’ balance sheet accounts not denominated in our South African subsidiaries’ functional currency to fluctuations in foreign currency exchange rates. We use a combination of zero-cost collars or forward contracts to reduce the exposure.  For accounting purposes, these foreign currency contracts are not considered hedges. The change in fair value associated with these contracts is recorded in “Other expense, net” within the unaudited Condensed Consolidated Statement of Operations and partially offsets the change in value of third party and intercompany-related receivables not denominated in the functional currency of the subsidiary. At September 30, 2019, there was $13 million, in the aggregate, of notional amount outstanding foreign currency contracts with a fair value of a loss of less than $1 million.  We determined the fair value of the foreign currency contracts using inputs other than quoted prices in active markets that are observable either directly or indirectly. The fair value hierarchy for the foreign currency contracts is a Level 2 input. For the three and nine months ended September 30, 2019, we have recorded losses of $1 million and gains of $5 million, respectively, related to foreign currency contracts in our unaudited Condensed Consolidated Statement of Operations.

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

Level 1 -Quoted prices in active markets for identical assets or liabilities

Level 2 -Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly

Level 3 -Unobservable inputs based on the Company’s own assumptions

Our debt is recorded at historical amounts. The following table presents the fair value of our debt and derivative contracts at both September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Term Loan Facility	$1,919	$2,074
Standard Bank Term Loan Facility	154	—
Senior Notes due 2025	422	368
Senior Notes due 2026	589	518
Tikon Loan	16	—
Australian Government Loan	1	—
Interest rate swaps	30	—
Foreign currency contracts	2	—

We determined the fair value of the Term Loan Facility, the Senior Notes due 2025 and the Senior Notes due 2026 using quoted market prices, which under the fair value hierarchy is a Level 1 input. We determined the fair value of the Standard Bank Term Loan Facility and Tikon Loan utilizing transactions in the listed markets for identical or similar liabilities, which under the fair value hierarchy is a Level 2 input.The fair value of the Australian Government Loan is based on the contracted amount which is a Level 2 input.

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

Operating leases are recorded under “Lease right of use assets”, “Short-term lease liabilities”, and “Long-term lease liabilities”on the unaudited Condensed Consolidated Balance Sheets. Finance leases are recorded under “Property, plant and equipment net”, “Long-term debt due within one year”, and “Long-term debt” on the unaudited Condensed Consolidated Balance Sheets. Operating lease ROU assets and lease liabilities are initially recorded at the present value of the future minimum lease payments over the lease term at commencement date or acquisition date for Cristal leases. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. Lease payments for the initial measurement of lease ROU assets and lease liabilities include fixed payments and variable payments that depend on an index or a rate. Variable lease payments that are not index or rate based are recorded as expenses when incurred. Operating lease ROU assets are amortized on a straight-line basis over the period of the lease. Finance lease ROU assets are amortized on a straight-line basis over the shorter of their estimated useful lives of the leased asset and the lease terms.

Financial information for the three months and nine months ended September 30, 2019 are presented under the new standard, while comparative periods are not required since we adopted the new standard using the modified retrospective approach.

Lease expense for the three and nine months ended September 30, 2019 was comprised of the following:

	Three months ended September 30, 2019	Nine Months ended September 30, 2019
Operating lease expense	$12	$29

Finance lease expense:
Amortization of right-of-use assets	1	1
Interest on lease liabilities	1	2

Short term lease expense	5	16
Variable lease expense	4	16
Total lease expense	$23	$64

The table below summarizes lease expense for the three and nine months ended September 30, 2019, recorded in the specific line items in our unaudited Condensed Consolidated Statements of Operations:

	Three months ended September 30, 2019	Nine Months ended September 30, 2019
Cost of goods sold	$21	$60
Selling, general and administrative expenses	2	4
Total	$23	$64

The weighted-average remaining lease term in years and weighted-average discount rates at September 30, 2019 were as follows:

September 30, 2019
Weighted-average remaining lease term:
Operating leases	3.9
Finance leases	10.8

Weighted-average discount rate:
Operating leases	8.4%
Finance leases	14.2%

The maturity analysis for operating leases and finance leases at September 30, 2019 were as follows:

	Operating Leases	Finance Leases
2019	$12	$1
2020	39	3
2021	32	3
2022	15	3
2023	6	3
Thereafter	12	16
Total lease payments	116	29
Less: imputed interest	(17)	(14)
Present value of lease payments	$99	$15

The minimum commitments for operating leases and finance leases at December 31, 2018 were as follows:

	Operating Leases	Finance Leases
2019	$15	$3
2020	6	3
2021	5	3
2022	4	3
2023	3	3
Thereafter	4	18
Total lease payments	$37	$33

Additional information relating to cash flows and ROU assets for the nine months ended September 30, 2019 is as follows:

September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$28
Operating cash flows used for finance leases	2
Financing cash flows used for finance leases	1

Additional information relating to ROU assets for the three and nine months ended September 30, 2019 is as follows:

	Three Months ended September 30, 2019	Nine Months ended September 30, 2019
ROU assets obtained in exchange for lease obligations:
Operating leases obtained in the normal course of business	$19	$26
Operating leases acquired in connection with Cristal acquisition	—	37
Finance leases (recorded in “Property, plant, and equipment, net”)	—	—

As of September 30, 2019, we have additional operating leases, primarily for equipment and machinery, that have not yet commenced. The related ROU asset is approximately $12 million. These leases will commence later in 2019 with lease terms that range from 3 years to 5 years.

17.          Asset Retirement Obligations

Asset retirement obligations consist primarily of rehabilitation and restoration costs, landfill capping costs, decommissioning costs, and closure and post-closure costs. Activities related to asset retirement obligations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning balance	$174	$78	$74	$82
Additions	—	1	3	5
Accretion expense	3	1	7	4
Remeasurement/translation	(7)	—	(7)	(5)
Other, including change in estimates	(1)	—	2	—
Settlements/payments	(1)	(1)	(2)	(3)
Transferred with the divestiture of Ashtabula	—	—	(3)	—
Transferred in with the acquisition of Cristal	(6)	—	88	—
Transferred with the sale of Henderson Electrolytic	—	—	—	(4)
Balance, September 30,	$162	$79	$162	$79

	September 30, 2019	December 31, 2018
Current portion included in “Accrued liabilities”	$11	$6
Noncurrent portion included in “Asset retirement obligations”	151	68
Asset retirement obligations	$162	$74

18.	Commitments and Contingencies

Purchase and Capital Commitments — Includes obligations for purchase requirements of process chemicals, supplies, utilities and services entered into in the ordinary course of business. At September 30, 2019, purchase commitments were $111 million for 2019, $130 million for 2020, $62 million for 2021, $45 million for 2022, $41 million for 2023, and $114 million thereafter.

Letters of Credit—At September 30, 2019, we had outstanding letters of credit and bank guarantees of $81 million, of which $27 million were letters of credit and $54 million were bank guarantees. Amounts for performance bonds were not material.

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

Hawkins Point Plant.  Residual waste mud, known as Batch Attack Mud, and a spent sulfuric waste stream were deposited in an onsite repository (the “Batch Attack Lagoon”) at a former TiO2 manufacturing site, Hawkins Point Plant in Baltimore, Maryland, operated by Cristal USA, Inc. from 1954 until 2011.  We assumed responsibility for remediation of the Hawkins Point Plant when we acquired the TiO2 business of Cristal in April 2019.  In 1984, a predecessor of Cristal and the Maryland Department of the Environment (“MDE”) entered into a consent decree (the “Consent Decree”) to address the Batch Attack Lagoon.   The Consent Decree required that Cristal close the Batch Attack Lagoon when the Hawkins Point Plant ceased operations.  In addition, we are investigating whether hazardous substances are migrating from the Batch Attack Lagoon.   A provision of $56 million has been made in our financial statements for the Hawkins Point Plant consistent with the accounting policy described above. We are in discussions with the MDE regarding a new consent decree to address both the Batch Attack Lagoon as well as other environmental contamination issues associated with the Hawkins Point Plant.

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

19.	Accumulated Other Comprehensive Loss Attributable to Tronox Holdings plc

The tables below present changes in accumulated other comprehensive loss by component for the three months ended September 30, 2019 and 2018.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, June 30, 2019	$(499)	$(94)	$(23)	$(616)
Other comprehensive loss	(65)	—	(5)	(70)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Balance, September 30, 2019	$(564)	$(94)	$(28)	$(686)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, June 30, 2018	$(407)	$(88)	$(1)	$(496)
Other comprehensive loss	(24)	—	1	(23)
Amounts reclassified from accumulated other comprehensive income	—	(3)	—	(3)
Balance, September 30, 2018	$(431)	$(91)	$—	$(522)

The tables below present changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2019 and 2018.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, January 1, 2019	$(445)	$(95)	$—	$(540)
Other comprehensive loss	(58)	—	(28)	(86)
Amounts reclassified from accumulated other comprehensive income	—	1	—	1
Acquisition of noncontrolling interest	(61)	—	—	(61)
Balance, September 30, 2019	$(564)	$(94)	$(28)	$(686)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, January 1, 2018	$(312)	$(90)	$(1)	$(403)
Other comprehensive loss	(119)	—	1	(118)
Amounts reclassified from accumulated other comprehensive income	—	(1)	—	(1)
Balance, September 30, 2018	$(431)	$(91)	$—	$(522)

20.	Share-Based Compensation

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

During the second quarter of 2018, terms of the Integration Incentive Award were modified to eliminate the requirement that the Cristal Transaction must close by July 1, 2018.  We accounted for this modification as a Type III modification since, at the modification date, the expectation of the award vesting changed from improbable to probable. As a result, we reversed approximately $6 million of previously recorded expense related to the Integration Incentive Award.  The issued and unvested RSUs under the Integration Incentive Award were revalued based on the closing price of the Company’s stock on the modification date and will vest two years from the date the Cristal Transaction closed and based upon the achievement of established performance conditions. During the third and fourth quarter of 2018, an additional 90,161 and 40,161 RSUs, respectively, were granted under the modified terms of the Integration Incentive Award, and during the third quarter of 2019, 65,387 additional RSUs were granted. All the integration awards discussed above will vest on April 10, 2021 if performance conditions are met.

During the nine months ended September 30, 2019, we granted RSUs which have time and/or performance conditions. Both the time-based awards and the performance-based awards are classified as equity awards. For the time-based awards that are valued at the weighted average grant date fair value, 195,178 RSUs were granted to Board members and vest a year from the date of grant 1,306,704 RSUs were granted to management and vest ratably over a three-year period and 3,528 RSUs were granted to certain Board members in lieu of cash fees earned and vested immediately. For the performance-based awards, 1,306,704  RSUs were granted to management and cliff vest at the end of the three years. Vesting of the performance-based awards is determined based on a relative Total Stockholder Return (“TSR”) calculation compared to a peer group performance over the applicable three-year measurement period. The Company’s three-year TSR versus the peer group performance levels determines the payout percentage. The TSR metric is considered a market condition for which we use a Monte Carlo simulation to determine the grant date fair value.

The unrecognized compensation cost associated with all unvested awards at September 30, 2019 was $73 million, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

21.	Repurchase of Common Stock

In addition to the repurchase of 14 million shares from Exxaro discussed in Note 23, Related Parties, on June 3, 2019, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company's stock. During the three months ended September 30, 2019, we purchased 2,496,293 shares of common stock under the stock repurchase program at an average price of $12.24 per share and at a cost of approximately $31 million, including sales commissions and fees. As of September 30, 2019, we had purchased a total of 7,453,391 shares under the authorization at an average price of $11.59 per share and at a cost of approximately $87 million, including sales commissions and fees. We did not complete the full program given certain Section 382 restrictions related to our NOLs. Upon repurchase of the shares by the Company, the shares were cancelled.

22.	Pension and Other Postretirement Healthcare Benefits

We sponsor a noncontributory qualified defined benefit retirement plan in the United States (the “U.S. Qualified Plan”). We also have a collective defined contribution plan (a multiemployer plan) in the Netherlands (the “Netherlands Multiemployer Plan”) and a postretirement healthcare plan in South Africa (the “SA Postretirement Plan”).

As a result of the Cristal acquisition we assumed liability for defined benefit pension (“DB”) and postretirement plans in the United States (“U.S. DB Plans”), United Kingdom (“U.K. DB Scheme”), Australia (“Australia DB Plan”), France (“France Retirement Indemnity Plan”), Saudi Arabia (“KSA End of Service Indemnity”) and a supplemental medical plan in Brazil (“Brazil Medical Plan”).  The U.S. DB Plans are comprised of a pension plan (“U.S. Pension Plan”), a Supplemental Executive Retirement Plan (“SERP”) and Permanent Transfer Plan (“TERP”) and a retirement medical plan (“the US Medical Plan”). These plans benefits are generally calculated based on years of credited service and average compensation as defined under the respective plan provisions. The U.S. Pension Plan is funded through contributions to a pension trust fund, generally subject to minimum funding requirements. The SERP, TERP and the retirement medical plans are unfunded. As a result of the INEOS transaction, all active participants moving to INEOS were terminated from the U.S. Pension Plan and became 100% vested with no further benefits accruing to those participants.

The U.K. DB Scheme and the Australia DB Plan are funded plans that are frozen with no further benefits accruing to the participants. The Australia DB Plan is in the process of being terminated and is expected to be liquidated by the end of the year. The France Retirement Indemnity Plan is an active unfunded plan and benefits are generally based on years of credited service and average compensation. The KSA End of Service Indemnity provides end of service benefits to qualifying participants. End of service benefits are based on years of service and the reasons for which a participant’s services to the company are terminated.

At September 30, 2019, the U.K. DB Scheme, the Australian DB Plan and U.S. Pension Plan were overfunded by $17 million, $4 million and $2 million, respectively, and are recorded in “Other long-term assets” in the unaudited Condensed Consolidated Balance Sheet. The KSA End of Service Indemnity, the France Retirement Indemnity Plan and the U.S. SERP and TERP were underfunded by $50 million, $7 million and $3 million, respectively, and are included in “Pension and postretirement healthcare benefits” in the unaudited Condensed Consolidated Balance Sheet. The accumulated benefit obligation for the US Medical Plan and Brazil Medical Plan were each $1 million and are included in “Pension and postretirement healthcare benefits” in the unaudited Condensed Consolidated Balance Sheet.

The components of net periodic cost associated with our U.S defined benefit plans and the acquired foreign plans recognized in the unaudited Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net periodic cost:
Service cost	$1	$—	$2	$—
Interest cost	6	3	15	10
Expected return on plan assets	(6)	(3)	(16)	(11)
Net amortization of actuarial loss and prior service credit	—	—	1	2
Total net periodic cost	$1	$—	$2	$1

The aggregate impact of interest costs, expected return on plan assets and net amortization of actuarial losses component of net periodic costs is presented in “Other income (expense), net” in the unaudited Condensed Consolidated Statements of Operations.

The components of net periodic cost associated with the South Africa postretirement healthcare plan, the U.S Medical Plan and the Brazil Medical Plan were less than $1 million for each of the three months ended and $1 million for each of the nine months ended September 30, 2019 and 2018.

For the three and nine months ended September 30, 2019 and 2018, we contributed $1 million and $3 million, respectively, to the Netherlands Multiemployer Plan, which was primarily recognized in “Cost of goods sold” in the unaudited Condensed Consolidated Statement of Operations.

23.	Related Parties

Exxaro

At September 30, 2019, Exxaro continues to own approximately 14.7 million shares of Tronox, or a 10.4% ownership interest, as well as their 26% ownership interest in our South African operating subsidiaries.

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

Pursuant to the terms of the Completion Agreement, on May 9, 2019, Exxaro exercised their right under the agreement to sell 14 million shares to us for an aggregate purchase price of approximately $200 million or $14.3185 per share, plus fees of approximately $1 million. The share price was based upon a 5% discount to the 10 day volume weighted average price as of the day that Exxaro exercised their sale notice to us. Upon repurchase of the shares by the Company, the shares were cancelled. As a result of the sale of the 14 million shares on May 9, 2019, we have recorded a liability of approximately $6 million which is included in “Accrued liabilities” in our unaudited Condensed Consolidated Balance Sheets as of September 30, 2019.

At the present time, we are unable to reasonably determine when and if Exxaro will sell its remaining shares in the foreseeable future, and as a result, we are not able to estimate what the capital gains tax impacts would be should Exxaro sell its remaining shares.

Tasnee/Cristal
On April 10, 2019, we announced the completion of the acquisition of the TiO2 business of Cristal for $1.675 billion of cash, subject to a working capital and noncurrent liability adjustment, plus 37,580,000 ordinary shares. At September 30, 2019, Cristal International Holdings B.V. (formerly known as Cristal Inorganic Chemical Netherlands Cooperatief W.A.), a wholly-owned subsidiary of Tasnee, continues to own 37,580,000 shares of Tronox, or a 26% ownership interest.

On May 9, 2018, we entered into an Option Agreement with AMIC which is owned equally by Tasnee and Cristal. Under the terms of the Option Agreement, AMIC granted us an option (the “Option”) to acquire 90% of a special purpose vehicle (the “SPV”), to which AMIC’s ownership in a titanium slag smelter facility (the “Slagger”) in The Jazan City for Primary and Downstream Industries in KSA will be contributed together with $322 million of AMIC indebtedness (the “AMIC Debt”). As of September 30, 2019, we have loaned $89 million for capital expenditures and operational expenses to facilitate the start-up of the Slagger and we have recorded this loan payment and related interest of $3 million within “Other long-term assets” on the unaudited Condensed Consolidated Balance Sheet at September 30, 2019. The Option did not have a significant impact on the financial statements as of or for the periods ended September 30, 2019.

Prior to the Cristal acquisition, the Company also acquired feedstock from AMIC for consumption in production. As of September 30, 2019, the Company had purchased $11 million of feedstock from AMIC and all payables had been settled as of September 30, 2019. In addition, from time to time, Tronox sells Titanium Tetrachloride (TiCL4) to AMIC for use at a sponge plant facility. During the three and nine months ended September 30, 2019, Tronox recorded less than $1 million for TiCL4 product sales made to AMIC and such amounts were recorded in “Net sales” on the unaudited Condensed Consolidated Statement of Operations.
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

During the three and nine months ended September 30, 2019, Tronox recorded a net reduction of approximately $2 million and $3 million, respectively, in “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statement of Operations associated with the transition services agreement. The net reduction of selling, general and administrative expenses associated with the transition services agreement generally represents a recovery of the related costs. At September 30, 2019, Tronox had a receivable due from Tasnee of $17 million and a payable due to Tasnee of $7 million that are recorded within “Prepaid and other assets” and “Accrued liabilities”, respectively, on the unaudited Condensed Consolidated Balance Sheet. The balance in prepaid and other assets and remaining balances in accrued liabilities primarily relate to pre-acquisition activity and those balances are expected to be settled in the near term.

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

As a result of closing the Cristal Transaction, we now operate titanium-bearing mineral sand mines and beneficiation and smelting operations in Australia, South Africa and Brazil to produce feedstock materials that can be processed into TiO2 for pigment, high purity titanium chemicals, including titanium tetrachloride, and Ultrafine© titanium dioxide used in certain specialty applications where nano-particulate TiO2 is required. The mining, beneficiation and smelting of titanium bearing mineral sands creates meaningful quantities of zircon, which we also supply to customers around the world. It is our long-term strategic goal to be fully vertically integrated and consume all of our feedstock materials in our own TiO2 pigment facilities in the United States, Australia, Brazil, UK, France, Netherlands, China and the Kingdom of Saudi Arabia (“KSA”).  We believe that full vertical integration is the best way to achieve our ultimate  goal of delivering low cost, high-quality pigment to our coatings and other TiO2 customers throughout the world.

In order to obtain regulatory approval for the Cristal Transaction, the Federal Trade Commission (“FTC”) required us to divest Cristal's North American TiO2 business, which we sold to INEOS on May 1, 2019, for cash proceeds, net of transaction costs, of approximately $708 million, inclusive of an amount for an estimated working capital adjustment. The working capital adjustment was finalized subsequent to September 30, 2019, resulting in a reimbursement to INEOS of  approximately $7 million in October 2019. The operating results of Cristal’s North American TiO2 business, from the acquisition date to the date of divestiture, are included in a single caption entitled “Loss from discontinued operations, net of tax” in our unaudited Condensed Consolidated Statements of Operations.

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

Pursuant to the terms of the Completion Agreement, on May 9, 2019, Exxaro exercised their right under the agreement to sell  14 million shares to us for an aggregate purchase price of approximately $200 million or $14.3185 per share, plus fees of approximately $1 million. The share price was based upon a 5% discount to the 10 day volume weighted average price as of the day that Exxaro exercised their sale notice to us. Upon repurchase of the shares by the Company, the shares were cancelled. As a result of the sale of the 14 million shares on May 9, 2019, we have recorded a liability of approximately $6 million which is included in “Accrued liabilities” in our unaudited Condensed Consolidated Balance Sheets as of September 30, 2019.

At September 30, 2019, Exxaro continues to own approximately 14.7 million shares of Tronox, or a 10.4% ownership interest, as well as their 26% ownership interest in our South African operating subsidiaries. At the present time we are unable to reasonably determine when and if Exxaro will sell its remaining shares in the foreseeable future, and as a result, we are not able to estimate what the capital gains tax impacts would be should Exxaro sell its remaining shares. See Note 23 for additional information.

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

Share Repurchases

On June 3, 2019, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company's stock. As of September 30, 2019, we had repurchased a total of 7,453,391 shares under the authorization at an average price of $11.59 per share and at a cost of approximately $87 million, including sales commissions and fees. We did not complete the full program given certain Section 382 restrictions related to our NOLs. Upon repurchase of the shares by the Company, the shares were cancelled.

Tronox Synergy Savings Program

On April 10, 2019, we completed the Cristal Transaction. During the second quarter of 2019 as part of our strategy for realizing value from the acquisition, we announced our goal of achieving approximately $220 million in operating synergies by 2022. These synergies are expected to be realized from the following areas:

•	operational enhancements through, among other things, technology exchange, optimization of feedstock cost at pigment plants and performance improvements at the Yanbu plant in Saudi Arabia;

•
feedstock initiatives including, among other things, maximizing synthetic rutile kiln and slag output, reduction in freight costs and the utilization of diverse feedstock supply globally which minimizes production risk in tight supply markets;

•	supply chain savings from, among other things, reduced distribution costs, optimization of our grade portfolio and the leveraging of volume discounts; and

•	reductions in selling, general and administrative expenses primarily from employee-related costs and indirect spend consolidation.

In connection with the actions and associated savings discussed above, during the second and third quarters of 2019, we incurred restructuring costs of $13 million for employee related costs, including severance primarily related to the closing of the Cristal Transaction. See Note 3 of notes to unaudited condensed consolidated financial statements for further information on restructuring.

As of September 30, 2019, we have delivered total synergies of $45 million since closing the Cristal acquisition; of which $21 million have been reflected in our EBITDA, $13 million will be reflected in EBITDA in future quarters and $11 million are cash synergies not reflected in EBITDA. We are raising our target synergies in 2019 to $65 million.

Business Environment

The following discussion includes trends and factors that may affect future operating results:

Our third quarter revenue, including the impact related to Cristal, decreased 3% sequentially driven primarily by lower TiO2 and Zircon volumes.  Average TiO2 selling prices were slightly lower while Zircon average selling prices were 4% lower. TiO2 Customers’ order patterns remain relatively short term.  Within TiO2, the North America market continues to show stable demand influenced by normal seasonal demand patterns, while the weakening of currencies in Asia and Latin America are causing demand to be lower. Industrial activity in EMEA is also lower which is impacting demand for TiO2.  We continued to see softening in Zircon demand due to a general slowdown in customer buying patterns, partially tied to an uncertain outlook related to geopolitical tensions. Production in the China ceramic sector has declined due to slower growth in the Chinese domestic market and the impact of recently enacted tariffs.

Gross margin improved sequentially from the second quarter 2019 to the third quarter 2019 due to lower impacts of purchase accounting in the third quarter related to the step up of acquired inventory and property, plant and equipment from the Cristal acquisition. Operationally, sequential gross margin was negatively impacted by lower volume and mix, partially offset by favorable impact of foreign currency on costs.

Pro Forma Income Statement Information

On April 10, 2019, we announced the completion of the acquisition of the TiO2 business of Cristal which impacts the comparability of the reported results for 2019 compared to 2018 and the second quarter of 2019 compared to the first quarter of 2019. Since Tronox and Cristal have combined their respective businesses effective with the merger date of April 10, 2019, the three and nine months ended September 30, 2019 reflect the results of the combined business, while the three and nine months ended September 30, 2018 include only the results of the legacy Tronox business. To assist with a discussion of the 2019 and 2018 results on a comparable basis, certain supplemental unaudited pro forma income statement information is provided on a consolidated basis and is referred to as "pro forma information".

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

Condensed Consolidated Results of Operations from Continuing Operations

Three Months Ended September 30, 2019 compared to the Three Months Ended September 30, 2018

	Reported Amounts			Pro Forma Amounts (1)
	Three Months Ended September 30,			Three Months Ended September 30,
	2019	2018	Variance	2019	2018	Variance
Net sales	$768	$456	$312	$768	$832	$(64)
Cost of goods sold	635	335	300	595	620	(25)
Gross profit	133	121	12	173	212	(39)
Gross Margin	17%	27%	(10) pts	23%	25%	(2) pts

Selling, general and administrative expenses	82	62	(20)	82	91	9
Restructuring	3	—	(3)	3	—	(3)
Impairment loss	—	6	6	—	6	6
Income from operations	48	53	(5)	88	115	(27)
Interest expense	(51)	(47)	(4)	(51)	(53)	2
Interest income	4	8	(4)	4	3	1
Other (expense) income, net	(1)	7	(8)	(1)	(2)	1
Income (loss) from continuing operations before income taxes	—	21	(21)	40	63	(23)
Income tax (provision) benefit	(12)	(6)	(6)	(14)	(22)	8
Net (loss) income from continuing operations	$(12)	$15	$(27)	$26	$41	$(15)

Effective tax rate	N/A	29%	—	35%	35%	—

EBITDA (2)	$121	$108	$13	$161	$205	$(44)
Adjusted EBITDA (2)	$184	$128	$56	$184	$215	$(31)
Adjusted EBITDA as% of Net Sales	24%	28%	(4) pts	24%	26%	(2) pts

(1)	The pro forma amounts have been prepared on a basis consistent with Article 11 of Regulation S-X. See “Supplemental Pro Forma Information” section of the MD&A for further detail.

(2)
EBITDA and Adjusted EBITDA are Non-U.S. GAAP financial measures. Please refer to the “Non-U.S. GAAP Financial Measures” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of these measures and a reconciliation of these measures to Net income (loss) from operations.

On a reported basis, net sales of $768 million for the three months ended September 30, 2019 increased by 68% compared to $456 million for the same period in 2018. The three months ended September 30, 2019 includes $346 million, or 76% revenue growth related to the acquired operations of Cristal. Partially offsetting the increase from the Cristal acquisition were lower TiO2 sales prices and lower Zircon sales volumes in Tronox legacy operations. On a pro forma basis, net sales of $768 million for the three months ended September 30, 2019 decreased by 8% compared to $832 million for the same period in 2018 primarily due to lower TiO2 sales prices and lower Zircon sales volumes. On both a reported and pro forma basis, revenues were negatively impacted by the absence of revenues from the Electrolytic business sold in September 2018.

Net sales by type of product for the three months ended September 30, 2019 and 2018 were as follows:

The table below presents reported revenue by product:

	Three Months Ended September 30,
(Millions of dollars)	2019	2018	Variance	Percentage
TiO2	$603	$307	$296	96%
Zircon	68	72	(4)	(6)%
Feedstock and other products	97	67	30	45%
Electrolytic	—	10	(10)	(100)%
Total net sales	$768	$456	$312	68%

The table below presents pro forma revenue by product:

	Three Months Ended September 30,
(Millions of dollars)	2019	2018	Variance	Percentage
TiO2	$603	$629	$(26)	(4)%
Zircon	68	104	(36)	(35)%
Feedstock and other products	97	89	8	9%
Electrolytic	—	10	(10)	(100)%
Total net sales	$768	$832	$(64)	(8)%

On a reported basis, for the three months ended September 30, 2019, TiO2 revenue was higher by 96% or $296 million compared to the prior year quarter. The acquisition of Cristal benefitted growth by $298 million, or 97%. The increase in TiO2 revenue from the Cristal acquisition was slightly offset by a 3% or $6 million reduction in sales prices in legacy Tronox operations. Foreign currency also contributed $3 million to the TiO2 revenue declines, due to the weakening Euro. TiO2 volumes increased 2% or $7 million in legacy Tronox operations. Zircon revenues were $4 million lower compared to the prior year quarter driven by a 30% reduction in sales volumes in legacy Tronox operations. This decline was partially offset by $20 million of revenues related to Cristal. Feedstock and other products revenues was $30 million higher from the year-ago quarter and includes $28 million related to Cristal. The increase in Feedstock and other products revenues for Tronox legacy operations was primarily driven by higher CP slag volumes.

On a pro forma basis, for the three months ended September 30, 2019, TiO2 revenue declined compared to the prior year driven primarily by $23 million for lower selling prices and $5 million for product mix, which were partially offset by a 3% or $12 million increase in sales volumes. Foreign currency also contributed $10 million to the TiO2 revenue decline, primarily due to the weakening of the Euro. The Zircon revenues decline was due to a 32% decline in sales volumes and a 4% decline in average selling prices. Feedstock and other products revenues was slightly higher due to higher CP slag sales volumes.

On a reported basis, third quarter revenue of 2019 declined 3% when compared to the second quarter of 2019 driven primarily by a 2% decline in TiO2 volumes and a 19% decline in Zircon volumes.  Average TiO2 selling prices declined 1% while Zircon average selling prices were 4% lower. Feedstock and other products revenue was higher driven by higher CP slag sales volumes.

Comparing our third quarter of 2019 revenue to second quarter 2019 on a pro forma basis, our third quarter TiO2 revenue of $603 million represents an 8% decrease as compared to $657 million in the second quarter of 2019. TiO2 revenue was lower driven by 7% lower sales volumes and 1% lower selling prices. Zircon revenues decreased 24% primarily due to a 20% decline in sales volumes.  Feedstock and other products revenue was higher driven by higher CP slag sales volumes.

On a reported basis, our gross margin of $133 million was 17% of net sales compared to 27% of net sales in the year-ago quarter. The decrease in gross margin is primarily due to:

•
the unfavorable impact of 5 points due to the value of the inventory, property, plant and equipment and mineral leaseholds of Cristal being stepped up to fair value on the acquisition date, which resulted in the recognition of higher expense in the third quarter;

•	the inclusion of Cristal’s results beyond the purchase accounting impact above, which operates at a lower gross margin than legacy Tronox, which reduced gross margin by 5 points; and
•	the unfavorable impact of one point on gross margin for volume, product mix and sales prices.

These decreases in gross margin were offset by a 2 point favorable impact of foreign currency driven by the weakening South African Rand and the Australian Dollar.

On a pro forma basis, our gross margin of $173 million was 23% of net sales compared to 25% of net sales in the year-ago quarter. The decrease in gross margin is primarily due to:
•	the unfavorable impact of 3 points caused by a decrease in TiO2 selling prices;
•	the unfavorable impact of 2 points due to volume and product mix; and
•
one point reduction from higher costs of production primarily caused by a legacy Cristal mine being nonoperational for most of the third quarter of 2019 and lower production volumes in our pigment facility in the Netherlands.  These increases to production costs were partially offset by an $8 million benefit from the reclamation of previously paid value added taxes in Brazil.

These decreases in gross margin were partially offset by 2 points of favorable impacts from foreign currency primarily driven by the weakening South African Rand and the Australian Dollar.

On a reported basis, selling, general and administrative expenses increased by $20 million or 32% during the three months ended September 30, 2019 compared to the same period of the prior year. The acquisition of Cristal accounted for $23 million of the increase. Offsetting the Cristal expenses were $12 million of lower professional fees related to the Cristal transaction, partially offset by integration costs of $4 million and higher other general expenses including commissions and leases. Employee-related costs were generally flat as higher salaries and wages and stock compensation costs were offset by lower incentive compensation expenses.

On a pro forma basis, selling, general and administrative expenses decreased by $9 million or 10% during the three months ended September 30, 2019 compared to the same period of the prior year. The decrease in SG&A expenses compared to the prior year period was due to lower employee-related costs resulting from lower incentive compensation and integration savings.

On both a reported and pro forma basis, we recorded restructuring expenses of $3 million for employee-related costs associated with headcount reductions during the three months ended September 30, 2019. See Note 3 of notes to unaudited condensed consolidated financial statements.

Impairment losses of $6 million for the three months ended September 30, 2018 related to a charge for the impairment and expected loss on sale of the assets of our Tronox Electrolytic Operations. The Tronox Electrolytic Operations were ultimately sold on September 1, 2018. See Note 5 of notes to unaudited condensed consolidated financial statements.

On a reported basis, income from operations for the three months ended September 30, 2019 was $48 million compared to income from operations of $53 million in the prior year period. The decrease of $5 million was primarily due to the lower gross margin and higher SG&A expenses discussed above. The gross margin included $40 million of charges related to the recognition of a step-up in value of inventories as a result of purchase accounting.

On a pro forma basis, income from operations for the three months ended September 30, 2019 decreased $27 million to $88 million from $115 million in the prior year period primarily due to the lower sales and gross margin discussed above.

On a reported basis, adjusted EBITDA as a percentage of net sales was 24% for the three months ended September 30, 2019, a decrease of 4 points from 28% in the prior year. The lower gross margin and higher SG&A expenses as discussed above were the primary drivers of the year-over-year decrease in Adjusted EBITDA percentage.

On a pro forma basis, adjusted EBITDA as a percentage of net sales was 24% for the three months ended September 30, 2019, a decrease of 2 points from 26% in the prior year. The lower sales and gross margin as discussed above were the primary driver of the year-over-year decrease in Adjusted EBITDA percentage.

On a reported basis, interest expense for the three months ended September 30, 2019 increased by $4 million compared to the same period of 2018 primarily due to higher average interest rates driven by our borrowings in South Africa under the Standard Bank Term Loan Facility, partially offset by lower average debt outstanding balances.

On a pro forma basis, interest expense for the three months ended September 30, 2019 was slightly lower compared to the same period of 2018 due to lower average debt levels in the current period versus the prior year period.

On a reported basis, interest income for the three months ended September 30, 2019 decreased by $4 million compared to the same period in 2018 due to lower cash balances from the use of cash and previously restricted cash to close the Cristal Transaction.

On a pro forma basis, interest income for the three months ended September 30, 2019 increased by $1 million compared to the same period in 2018 due to higher cash balances.

On a reported basis, other income (expense), net for the three months ended September 30, 2019 was lower than the prior year period primarily due to $4 million of net realized and unrealized foreign currency gains recognized in the prior year as compared to $1 million in the current year. The foreign currency gains were primarily driven by the South African rand used in the remeasurement of our U.S. dollar denominated working capital balances. Additionally, the current year period includes a $4 million expense for the potential payment to Exxaro equal to any South African capital gains tax assessed on Exxaro in respect of any profit arising to it from the May 9, 2019 disposal of its ordinary shares in Tronox Holdings plc (see Note 23 of notes to unaudited condensed consolidated financial statements for additional information), while the prior year period included a $3 million adjustment associated with a settlement gain related to our former U.S. postretirement medical plan.

On a pro forma basis, other expense, net for the three months ended September 30, 2019 was slightly lower than the prior year period primarily due to the pro forma results include foreign currency losses for legacy Cristal operations in the prior year, mostly offset by the reasons previously discussed.

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

On a reported basis, the effective tax rate not relevant for the three months ended September 30, 2019 and was 29% for the three months ended September 30, 2019 and 2018. The effective tax rates differ from the U.K. statutory rate of 19% primarily due to income and losses in jurisdictions with valuation allowances, disallowable expenditures, net reversal of deferred charges, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate.

On a pro forma basis, the effective tax rate was 35% and 35% for both the three months ended September 30, 2019 and 2018, respectively.

Nine months Ended September 30, 2019 compared to the Nine months Ended September 30, 2018

	Reported Amounts			Pro Forma Amounts (1)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Variance	2019	2018	Variance
Net sales	$1,949	$1,390	$559	$2,315	$2,611	$(296)
Cost of goods sold	1,614	1,010	604	1,825	2,049	(224)
Contract loss	19	—	19	—	—	—
Gross profit	316	380	(64)	490	562	(72)
Gross Margin	16%	27%	(11) pts	21%	22%	(1) pt

Selling, general and administrative expenses	252	217	(35)	260	225	(35)
Restructuring	13	—	(13)	13	—	(13)
Impairment loss	—	31	31	—	31	31
Income from operations	51	132	(81)	217	306	(89)
Interest expense	(154)	(144)	(10)	(160)	(157)	(3)
Interest income	16	23	(7)	10	9	1
Loss on extinguishment of debt	(2)	(30)	28	(2)	(30)	28
Other income (expense), net	2	27	(25)	(10)	9	(19)
(Loss) income from continuing operations before income taxes	(87)	8	(95)	55	137	(82)
Income tax (provision) benefit	(10)	16	(26)	(26)	—	(26)
Net (loss) income from continuing operations	$(97)	$24	$(121)	$29	$137	$(108)

Effective tax rate	(11)%	(200)%	189 pts	47%	—	(47) pts

EBITDA (2)	$256	$274	$(18)	$454	$547	$(93)
Adjusted EBITDA (21)	$459	$393	$66	$525	$706	$(181)
Adjusted EBITDA as% of Net Sales	24%	28%	(4) pts	23%	27%	(4) pts

(1)	The pro forma amounts have been prepared on a basis consistent with Article 11 of Regulation S-X. See “Supplemental Pro Forma Information” section of the MD&A for further detail.

(2)
EBITDA and Adjusted EBITDA are Non-U.S. GAAP financial measures. Please refer to the “Non-U.S. GAAP Financial Measures” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of these measures and a reconciliation of these measures to Net income (loss) from operations.

On a reported basis, net sales of $1,949 million for the nine months ended September 30, 2019 increased by 40% compared to $1,390 million for the same period in 2018. The nine months ended September 30, 2019 includes $699 million of revenue, or 50% of growth from the acquired operations of Cristal. Partially offsetting the increase due to the Cristal acquisition was lower TiO2 sales volumes and average selling prices and lower Zircon sales volumes in Tronox legacy operations. On a pro forma basis, net sales of $2,315 million for the nine months ended September 30, 2019 decreased by 11% compared to $2,611 million for the same period in 2018 primarily due to lower TiO2 sales volumes and prices and lower Zircon sales volumes. On both a reported and pro forma basis, revenues were negatively impacted by the absence of revenues from the Electrolytic business sold in September 2018.

Net sales by type of product for the nine months ended September 30, 2019 and 2018 were as follows:

The table below presents reported revenue by product:

	Nine Months Ended September 30,
(Millions of dollars)	2019	2018	Variance	Percentage
TiO2	$1,505	$978	$527	54%
Zircon	220	211	9	4%
Feedstock and other products	224	164	60	37%
Electrolytic	—	37	(37)	(100)%
Total net sales	$1,949	$1,390	$559	40%
The table below presents pro forma revenue by product:

	Nine Months Ended September 30,
(Millions of dollars)	2019	2018	Variance	Percentage
TiO2	$1.830	$2,040	$(210)	(10)%
Zircon	239	299	(60)	(20)%
Feedstock and other products	246	235	11	5%
Electrolytic	—	37	(37)	(100)%
Total net sales	$2,315	$2,611	$(296)	(11)%

On a reported basis, for the nine months ended September 30, 2019, TiO2 revenue was higher by 54% or $527 million compared to the prior year period. The acquisition of Cristal benefitted the growth by $606 million, or 62%. The increase in TiO2 revenue from the Cristal acquisition was more than offset by a 4% or $44 million reduction in sales volumes, a 4% or $18 million decrease in average selling prices in legacy Tronox operations and a $4 million decline due to product mix. Foreign currency also contributed $13 million to the TiO2 revenue declines, due to the weakening Euro. Zircon revenues were $9 million higher compared to the prior year quarter and include $36 million from Cristal. The increase in Zircon revenue from the Cristal acquisition was more than offset by a 20% reduction in sales volumes in legacy Tronox operations although average selling prices were 9% higher compared to the prior year period.  Feedstock and other products revenues were $60 million higher from the year-ago quarter and include $57 million related to Cristal. Feedstock and other product revenue for legacy Tronox operations were slightly higher as revenue increases for CP slag and synthetic rutile were offset by lower revenues for rutile prime and ilmenite as we are not actively selling ilmenite in the market due to our expanded internal requirements following the closing of the Cristal acquisition.

On a pro forma basis, for the nine months ended September 30, 2019, TiO2 revenue was lower compared to the prior year driven by a 8% or $94 million decrease in average selling prices and a 3% or $70 million reduction in sales volumes. Foreign currency also contributed $43 million to the TiO2 revenue declines due to the weakening of the Euro. The Zircon revenue decline was driven by a 26% decline in volumes, partially offset by a 8% increase in average selling prices. Feedstock and other product revenue was slightly higher due to higher CP slag sales volumes, partially offset by declines in ilmenite sales as we are not actively selling ilmenite in the market due to our expanded internal requirements following the closing of the Cristal acquisition.

On reported basis, our gross margin of $316 million was 16% of net sales compared to 27% of net sales in the year-ago period. The decrease in gross margin is primarily due to:

•
the unfavorable impact of 5 points due to the value of the inventory, property, plant and equipment and mineral leaseholds of Cristal being stepped up to fair value on the acquisition date, which resulted in the recognition of higher expense in the current year period;

•
a negative impact of $83 million, or 4 points, due to higher costs of production primarily ore, process materials, and energy. The 4 point unfavorable impact due to higher costs of direct materials includes a $9 million in costs of goods sold due to receipt of a refund in the prior year from the South African Ministry of Finance of mineral extraction royalties. These increases to production costs were partially offset by an $8 million benefit from the reclamation of previously paid value added taxes in Brazil;

•	the inclusion of Cristal’s results beyond the purchase accounting impact above, which operates at a lower gross margin than legacy Tronox, lowered gross margin by 4 points;

•          the recognition of a $19 million (1 points negative impact on gross margin) charge for contract losses for the estimated losses we expect to incur on the 8120 supply agreement with Venator;
•	and a 1 point unfavorable impact on gross margin of volume and product mix related to our legacy Tronox’s operations.

The decreases in gross margin were partially offset by a 4 point favorable impact of foreign currency on costs of goods sold primarily driven the weakening South African Rand and the Australian Dollar.

On a pro forma basis, our gross margin of $490 million was 21% of net sales compared to 22% of net sales in the year-ago quarter. The decrease in gross margin is primarily due to:

•	the unfavorable impact of 3 points due to volume and product mix;
•	the unfavorable impact of 2 points caused by a decrease in TiO2 selling prices; and
•	the unfavorable impact of 1 point of foreign currency on sales due to the Euro.

These decreases in gross margin were partially offset by 5 points of favorable impact of foreign currency primarily driven by the weakening South African Rand and the Australian Dollar.

On a reported basis, selling, general and administrative expenses increased by $35 million or 16% during the nine months ended September 30, 2019 compared to the same period of the prior year. The acquisition of Cristal accounted for $44 million of the increase. Offsetting the Cristal expenses, were $32 million of lower professional fees primarily related to the Cristal transaction, partially offset by higher employee-related costs of $6 million, integration costs of $8 million, higher R&D expenses of $5 million and $4 million of higher other general expenses including lease costs. The increase in employee-related costs reflects the impact of a modification to a performance-based restricted stock award in the prior year and higher salaries and wages in the current year, partially offset by lower incentive compensation expenses.

On a pro forma basis, selling, general and administrative expenses increased by $35 million or 16% during the nine months ended September 30, 2019 compared to the same period of the prior year due to higher employee-related costs, higher R&D expenses, professional fees and integration costs.

On both a reported and pro forma basis, we recorded restructuring expenses of $13 million for employee-related costs associated with headcount reductions during the nine months ended September 30, 2019. See Note 3 of notes to unaudited condensed consolidated financial statements.

Impairment losses of $31 million for the nine months ended September 30, 2018 related to a charge for the impairment and expected loss on sale of the assets of our Tronox Electrolytic Operations. The Tronox Electrolytic Operations were ultimately sold on September 1, 2018. See Note 5 of notes to unaudited condensed consolidated financial statements.

On a reported basis, income from operations for the nine months ended September 30, 2019 was $51 million, a decrease of $81 million compared to $132 million in the prior year period, primarily due to the lower gross margin, higher SG&A expenses and restructuring costs discussed above, partially offset by the recognition of the $31 million impairment of our Electrolytic Operations in the prior year.

On a pro forma basis, income from operations for the nine months ended September 30, 2019 decreased $89 million to $217 million as compared to $306 million for the prior year period due to the lower sales, higher SG&A expenses and restructuring costs recorded in the current year period, partially offset by the $31 million impairment of our Electrolytic Operations in the prior year.

On a reported basis, adjusted EBITDA as a percentage of net sales was 24% for the nine months ended September 30, 2019, a decrease of 4 points from 28% in the prior year. The lower sales and higher SG&A expenses as discussed above were the primary driver of the year-over-year decrease in Adjusted EBITDA percentage.

On a pro forma basis, adjusted EBITDA as a percentage of net sales was 23% for the nine months ended September 30, 2019, a decrease of 4 points from the 27% in the prior year. The lower gross margin and higher SG&A expenses as discussed above were the primary drivers of the year-over year decrease in Adjusted EBITDA percentage.

On a reported basis, interest expense for the nine months ended September 30, 2019 increased by $10 million compared to the same period of 2018 primarily due to higher average interest rates driven by our borrowings in South Africa under the Standard Bank Term Loan Facility and interest expense related to outstanding balances earlier in the year under our revolver agreements.

On a pro forma basis, interest expense for the nine months ended September 30, 2019 was higher compared to the same period of 2018 due to the impact of higher average interest rates driven by our borrowings in South Africa under the Standard Bank Term Loan Facility and interest expense related to outstanding balances earlier in the current year under our revolver agreements.

On a reported basis, interest income for the nine months ended September 30, 2019 decreased by $7 million compared to the same period in 2018 due to the proceeds from the Blocked Term Loan that were included in restricted cash, to close the Cristal Transaction.

On a pro forma basis, interest income for the nine months ended September 30, 2019 was slightly higher compared to the same period in 2018 primarily due to the higher average cash balance primarily in the third quarter of the current year.

Loss on extinguishment of debt of $2 million for the nine months ended September 30, 2019 results from a modification to our Wells Fargo Revolver and the termination of the ABSA Revolver. Loss on extinguishment of debt of $30 million for the nine months ended September 30, 2018 relates to the redemption of our Senior Notes due 2022.

On a reported basis, other income (expense), net for the nine months ended September 30, 2019 was lower than the prior year period primarily due to $23 million of net realized and unrealized foreign currency gains recognized in the prior year as compared to $5 million in the current year. The foreign currency gains and losses in the prior year were primarily driven by the South African Rand used in the remeasurement of our U.S. dollar denominated working capital balances. The current year amounts were also impacted by the recognition of a $6 million expense for the potential payment to Exxaro equal to any South African capital gains tax assessed on Exxaro in respect of any profit arising to it from the May 9, 2019 disposal of its ordinary shares in Tronox Holdings plc (see Note 23 of notes to unaudited condensed consolidated financial statements for additional information), while the prior year period included a $3 million adjustment associated with a settlement gain related to our former U.S. postretirement medical plan.

On a pro forma basis,other income (expense), net for the nine months ended September 30, 2019 was lower than the prior year period primarily due to the reasons previously discussed above.

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

On a reported basis, the effective tax rate of (11)% and (200)% for the nine months ended September 30, 2019 and 2018, respectively, differs from the U.K. statutory rate of 19% primarily due to income and losses in jurisdictions with valuation allowances, disallowable expenditures, net reversal of deferred charges, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate. The prior year was significantly impacted by a benefit of $48 million due to the release of a valuation allowance for deferred tax assets associated with our operating subsidiary in the Netherlands.

On a pro forma basis, the effective tax rate was 47% and nil for the nine months ended September 30, 2019 and 2018, respectively. The prior year was significantly impacted by a benefit of $48 million due to the release of a valuation allowance for deferred tax assets associated with our operating subsidiary in the Netherlands.

Other Comprehensive (Loss) Income

Other comprehensive loss was $84 and $35 million for the three months ended September 30, 2019 and 2018, respectively. The increase in loss in 2019 compared to the prior year was driven by unfavorable foreign currency translation adjustments of $79 million in the current year period compared to $33 million in the prior year primarily due to the movement in the South Africa rand, and net income in the prior year compared to a net loss in the current year period. Other comprehensive loss was $84 and $159 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease in loss in 2019 compared to the prior year was primarily driven by unfavorable foreign currency translation adjustments of $159 million in the prior year period compared to $57 million in the current year primarily due to the movement in the South Africa Rand.

Liquidity and Capital Resources

The following table presents our liquidity as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(Millions of U.S. dollars)
Cash and cash equivalents	$305	$1,034
Available under the Wells Fargo Revolver	240	197
Available under the Standard Bank Revolver	66	—
Available under the Emirates Revolver	50	—
Available under the ABSA Revolver	—	52
Total	$661	$1,283

Historically, we have funded our operations and met our commitments through cash generated by operations, issuance of unsecured notes, bank financings and borrowings under lines of credit. In the next twelve months, we expect that our operations and available borrowings under our debt financings and revolving credit agreements (see Note 13 of notes to consolidated financial statements) will provide sufficient cash for our operating expenses, capital expenditures, interest payments and debt repayments. Subsequent to September 30, 2019, our KSA subsidiary on October 16, 2019, entered into a short-term working capital facility with the Saudi British Bank (“SABB Facility”) for an amount up to SAR 70 million (approximately $19 million) maturing in July 2020. The SABB Facility bears interest at the Saudi Inter Bank Offered Rate plus 180 basis points on outstanding balances.  During October 2019, the Company utilized SAR 50 million under the SABB Facility.

Working capital (calculated as current assets less current liabilities) was $1.4 billion at September 30, 2019, compared to $2.2 billion at December 31, 2018. Working capital at December 31, 2018 included $650 million funded by the Block Term Loan and related interest which upon the closing of the Cristal Transaction on April 10, 2019, became available to us for the purpose of the acquisition. In the event of an asset sale, some or all of the net proceeds from the sale may be required to be used to prepay borrowings under the Term Loan Facility based on the ratio of the total combined debt outstanding under the Term Loan Facility and the Wells Fargo Revolver to the consolidated EBITDA, as defined in the Term Loan Facility, for the previous four quarters.

We completed the acquisition of Cristal on April 10, 2019 and on May 1, 2019, divested Cristal’s North American operations for approximately $708 million, inclusive of an amount for an estimated working capital adjustment. Upon closing of the Cristal acquisition and subsequent sale of the Cristal North American operations, our senior net leverage ratio was below 2.75, and, as a result, the sale of the North American operations did not trigger a prepayment event. The proceeds received from the sale of the North American operations were used in part for the repurchase of the approximately 14 million shares from Exxaro on May 9, 2019 for an aggregate purchase price of approximately $200 million, prepayment of $195 million on our Term Loan Facility and repurchase of approximately 7.5 million shares for approximately $87 million under our Board authorized plan.

The balance of the remaining proceeds is expected to be used for general corporate purposes.

The liquidity table for December 31, 2018 does not include restricted cash of $662 million related to the Blocked Term Loan and related interest. The Blocked Term Loan under the Term Loan Facility is included in Long-term debt, net.

As of and for the three and nine months ended September 30, 2019, the non-guarantor subsidiaries of our Senior Notes due 2025 represented approximately 15% of our total consolidated liabilities, approximately 30% of our total consolidated assets, approximately 31% of our total consolidated net sales and approximately 45% of our consolidated EBITDA (as such term is defined in the 2025 Indenture). In addition, as of September 30, 2019, our non-guarantor subsidiaries had $630 million of total consolidated liabilities (including trade payables but excluding intercompany liabilities), all of which would have been structurally senior to the 2025 Notes. See Note 13 of notes to unaudited condensed consolidated financial statements.

At September 30, 2019, we had outstanding letters of credit and bank guarantees of $81 million. See Note 18 of notes to unaudited condensed consolidated financial statements.

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

As of September 30, 2019, our credit rating with Moody’s and Standard & Poor’s was B1 positive outlook and B stable outlook, respectively, representing no change from December 31, 2018. See Note 13, of notes to unaudited condensed consolidated financial statements.

Cash and Cash Equivalents

We consider all investments with original maturities of nine months or less to be cash equivalents. As of September 30, 2019, our cash and cash equivalents were primarily invested in money market funds. We maintain cash and cash equivalents in bank deposit and money market accounts that may exceed federally insured limits. The financial institutions where our cash and cash equivalents are held are highly rated and geographically dispersed, and we have a policy to limit the amount of credit exposure with any one institution. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk.

The use of our cash includes payment of our operating expenses, capital expenditures, servicing our interest and debt repayment obligations, making pension contributions and making quarterly dividend payments.

Repatriation of Cash

At September 30, 2019, we held $305 million in cash and cash equivalents in these respective jurisdictions: $111 million in the United States, $51 million in Europe, $66 million in Australia, $11 million in South Africa, $41 million in Brazil, $8 million in Saudi Arabia and $17 million in China. Our credit facilities limit transfers of funds from subsidiaries in the United States to certain foreign subsidiaries. In addition, at September 30, 2019, we held $11 million of restricted cash primarily in Australia related to performance bonds.

Tronox Holdings plc has foreign subsidiaries with undistributed earnings at September 30, 2019. We have made no provision for deferred taxes related to these undistributed earnings because they are considered indefinitely reinvested in the foreign jurisdictions.

Cash Dividends on Ordinary Shares

On November 7, 2019, the Board declared a quarterly dividend of $0.045 per share to holders of our ordinary shares at the close of business on November 19, 2019, which will be paid on December 2, 2019.

Debt Obligations

At September 30, 2019, we had no outstanding borrowings under our Wells Fargo, Standard Bank and Emirates revolvers. There were no short term debt balances at December 31, 2018.

At both September 30, 2019 and December 31, 2018, our long-term debt, net of unamortized discount was $3.1 billion.

At September 30, 2019 our net debt (the excess of our debt over cash and cash equivalents) was $2.8 billion and at December 31, 2018, our net debt was $2.1 billion, excluding the $650 million of restricted cash related to the Blocked Term Loan. See Note 13, of notes to unaudited condensed consolidated financial statements.

Cash Flows

The following table presents cash flow from continuing operations for the periods indicated:

	Nine Months Ended September 30,
	2019	2018
	(Millions of U.S. dollars)
Net cash provided by operating activities	$237	$143
Net cash used in investing activities	(1,120)	(121)
Net cash used in financing activities	(517)	(34)
Net cash provided by discontinued operations	28	—
Effect of exchange rate changes on cash	(8)	(21)
Net decrease in cash and cash equivalents	$(1,380)	$(33)

Cash Flows provided by Operating Activities — Cash provided by our operating activities is driven by net loss from continuing operations adjusted for non-cash items and changes in working capital items. The following table provides our net cash provided by operating activities for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
	(Millions of U.S. dollars)
Net (loss) income from continuing operations	$(97)	$24
Adjustments for non-cash items	364	193
Income related cash generation	267	217
Net change in assets and liabilities (“working capital changes”)	(30)	(74)
Net cash provided by our operating activities	$237	$143

Net cash provided by operating activities increased by $94 million as compared to the prior year due to higher cash generated by income and a lower use of cash from working capital in the current year period. Although we incurred a higher net loss for the three months ended September 30, 2019, that loss was driven by the purchase accounting step-up of inventory and an increase in depreciation, depletion and amortization expense which are non-cash items. Lower use of cash from working capital was caused primarily by a (i) $52 million benefit from reduced inventory levels due to the use of TiO2 inventory to meet seasonal demand, including the inventory of Cristal as well as a lower average cost per ton for TiO2 inventory, and (ii) a $17 million lower use of cash for accounts payable and accrued liabilities due to lower Cristal Transaction costs, and timing of payments. These benefits from working capital changes were partially offset by a higher use of cash of $13 million for accounts receivable due to the higher sales in the current year due to the Cristal Transaction.

Cash Flows used in Investing Activities — Net cash used in investing activities for the nine months ended September 30, 2019 was $1,120 million as compared to $121 million for the same period in 2018. The current year includes $1,675 million of cash used to fund the Cristal Transaction, offset by proceeds of $708 million received for the divestiture of Cristal’s North American TiO2 business and $10 million in insurance proceeds received related to Cristal mining (see Notes 1 and 2 of notes to unaudited condensed consolidated financial statements for a discussion of the Cristal Transaction). Both the current year and prior year includes (ii) $25 million and $39 million, respectively, for a loan to AMIC related to the Jazan Slagger, a titanium slag smelter facility (see Notes 1 and 23 of notes to unaudited condensed consolidated financial statements for a discussion of the Jazan Slagger), and (ii) $140 million and $83 million, respectively, for capital expenditures.

Cash Flows used in Financing Activities —Net cash used by financing activities during the nine months ended September 30, 2019 was $517 million as compared to $34 million for the nine months ended September 30, 2018. The current year includes repurchases of common stock of $288 million, a payment of $148 million for the acquisition of Exxaro’s ownership interest in Tronox Sands (see Note 1 of notes to unaudited condensed consolidated financial statements for a discussion of Tronox Sands), repayments of $220 million against our Term Loan Facility and $48 million against our Standard Bank Term Loan Facility, including the repayment of the outstanding balance on the Bullet Loan portion of the facility. Partially offsetting these uses of cash in the current year were proceeds of $222 million from the Standard Bank Term Loan. For the nine months ended September 30, 2018, the net proceeds from the issuance of our Senior Notes due 2026 (including repayments for call premium and debt issuance costs) was slightly less than the repayments of debt as the net proceeds were used to redeem the Senior Notes due 2022.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of September 30, 2019:

	Contractual Obligation Payments Due by Year (3)(4)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of U.S. dollars)
Long-term debt, net and lease financing (including interest) (1)	$4,099	231	467	2,231	1,170
Purchase obligations (2)	503	209	128	80	86
Operating leases	116	22	65	18	11
Asset retirement obligations	162	12	34	20	96
Total	$4,880	474	694	2,349	1,363

(1)	We calculated the Term Loan interest at a base rate of 2.2% plus a margin of 2.75%. See Note 13 of notes to our unaudited condensed consolidated financial statements.
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

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Millions of U.S. dollars)
Net (loss) income (U.S. GAAP)	$(6)	$15	$(92)	$24
Income from discontinued operations, net of tax (see Note 2) (U.S. GAAP)	6	—	5	—
Net (loss) income from continuing operations (U.S. GAAP)	(12)	15	(97)	24
Interest expense	51	47	154	144
Interest income	(4)	(8)	(16)	(23)
Income tax provision (benefit)	12	6	10	(16)
Depreciation, depletion and amortization expense	74	48	205	145
EBITDA (non-U.S. GAAP)	121	108	256	274
Inventory step-up (a)	40	—	95	—
Impairment loss (b)	—	6	—	31
Contract loss (c)	—	—	19	—
Share-based compensation (d)	9	7	24	16
Transaction costs (e)	—	12	29	59
Restructuring (f)	3	—	13	—
Integration Costs (g)	4	—	8	—
Loss on extinguishment of debt (h)	—	—	2	30
Foreign currency remeasurement (i)	(1)	(4)	(5)	(22)
Settlement gain (j)	—	(3)	—	(3)
Charge for potential capital gains tax payment to Exxaro (k)	4	—	6	—
Other items (l)	4	2	12	8
Adjusted EBITDA (non-U.S. GAAP)	$184	$128	$459	$393

(a)	Represents a pre-tax charge related to the recognition of a step-up in value of inventories as a result of purchase accounting.

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

(j)	Represents settlement gain related to the former U.S. postretirement medical plan.

(k)
Represents the potential payment to Exxaro for capital gains tax on the disposal of its ordinary shares in Tronox Holdings plc included in and “Other income (expense), net” in the unaudited Condensed Consolidated Statements of Operations.

(l)
Includes noncash pension and postretirement costs, accretion expense and other items included in “Selling general and administrative expenses”, “Cost of goods sold” and “Other income (expense), net” in the unaudited Condensed Consolidated Statements of Operations.

The following table reconciles net loss to EBITDA and Adjusted EBITDA on a pro forma basis for the periods presented:

	Pro Forma		Pro Forma
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Millions of U.S. dollars)
Net income (loss) from continuing operations (U.S. GAAP)	$26	$41	$29	$137
Interest expense	51	53	160	157
Interest income	(4)	(3)	(10)	(9)
Income tax (benefit) provision	14	22	26	—
Depreciation, depletion and amortization expense	74	92	249	262
EBITDA (non-U.S. GAAP)	161	205	454	547
Inventory step-up	—	—	—	95
Impairment loss	—	6	—	31
Share-based compensation	9	7	24	16
Restructuring	3	—	13	—
Integration Costs	4	—	8	—
Loss on extinguishment of debt	—	—	2	30
Foreign currency remeasurement	(1)	(2)	(5)	(18)
Settlement gain	—	(3)	—	(3)
Charge for potential capital gains tax payment to Exxaro	4	—	6	—
Other items	4	2	23	8
Adjusted EBITDA (non-U.S. GAAP)	$184	$215	$525	$706

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

The following unaudited pro forma information includes:
•	Pro forma statement of operations for both the three and nine months ended September 30, 2019 and 2018
•	Pro forma Adjusted EBITDA for both the three and nine months ended September 30, 2019 and 2018

TRONOX HOLDINGS PLC
Pro Forma Statement of Operations Information
For The Three Months Ended September 30, 2019
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

		Pro Forma Adjustments
	Tronox Holdings plc	Cristal	Other		Total	Pro Forma
Net sales	$768	$—	$—		$—	$768
Cost of goods sold	635	—	(40)	(a)	(40)	595
Gross profit	133	—	40		40	173
Selling, general and administrative expenses	82	—	—		—	82
Restructuring	3	—	—		—	3
Income from operations	48	—	40		40	88
Interest expense	(51)	—	—		—	(51)
Interest income	4	—	—		—	4
Other expense, net	(1)	—	—		—	(1)
Income from continuing operations before income taxes	—	—	40		40	40
Income tax (provision) benefit	(12)	—	2		2	(14)
(Loss) income from continuing operations	(12)	—	38		38	26
Net income attributable to noncontrolling interest	7	—	—		—	7
Net (loss) income from continuing operations attributable to Tronox Holdings plc	$(19)	$—	$38		$38	$19

Net (loss) income from continuing operations per share, basic	$(0.13)					$0.13
Net (loss) income from continuing operations per share, diluted	$(0.13)					$0.13

Weighted average shares outstanding, basic (in thousands)	142,278				—	142,278
Weighted average shares outstanding, diluted (in thousands)	142,278				—	142,984

Pro Forma Adjustments
(a)	The adjustment to cost of goods sold is for the reversal of $40 million related to the amortizing of the stepped-up in value of inventory. For pro forma purposes this item is pushed back to 2018.

TRONOX HOLDINGS PLC
Pro Forma Statement of Operations Information
For The Three Months Ended September 30, 2018
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

		Pro Forma Adjustments
	Tronox Holdings plc	Cristal (a)	Other		Total	Pro Forma
Net sales	$456	$395	$(19)	(b)	$376	$832
Cost of goods sold	335	288	(3)	(c)	285	620
Gross profit	121	107	(16)		91	212
Selling, general and administrative expenses	62	57	(28)	(d)	29	91
Impairment loss	6	—	—		—	6
Income from operations	53	50	12		62	115
Interest expense	(47)	(5)	(1)	(e)	(6)	(53)
Interest income	8	—	(5)	(f)	(5)	3
Other income (expense), net	7	(9)	—		(9)	(2)
Income from continuing operations before income taxes	21	36	6		42	63
Income tax (provision) benefit	(6)	(16)	—		(16)	(22)
Income from continuing operations	15	20	6		26	41
Net income attributable to noncontrolling interest	9	3	—		3	12
Net income (loss) from continuing operations attributable to Tronox Holdings plc	$6	$17	$6		$23	$29

Net income from continuing operations per share, basic	$0.05					$0.18
Net income from continuing operations per share, diluted	$0.05					$0.18

Weighted average shares outstanding, basic (in thousands)	123,121				37,580	160,701
Weighted average shares outstanding, diluted (in thousands)	126,302				37,580	163,882

Pro Forma Adjustments

(a)	Includes results from continuing operations for Cristal for period of July 1, 2018 through September 30, 2018.
(b)
The adjustment to net sales includes $17 million to eliminate sales between Tronox and Cristal and $2 million to eliminate revenue associated with the divestiture of the 8120 paper laminate product grade.

(c)
The adjustment to cost of goods sold includes (i) a credit of $17 million for the elimination of sales between Tronox and Cristal, and (ii) a charge of $3 million for the increase in DD&A expense as a result of a fair value adjustments to property, plant and equipment, mineral leases and intangible assets, and (iii) a credit of $1 million for the elimination of the cost for a licensing arrangement between Tronox and Cristal. Cost of goods sold also includes a reclassification of expenses of $12 million from SG&A to cost of goods sold for distribution costs as part of our accounting policy alignment.

(d)
The adjustment to SG&A includes the elimination of $16 million in non-recurring acquisition-related transaction costs incurred and the reclassification of $12 million in expenses from SG&A to cost of goods sold.

(e)	The adjustment to interest expense of $1 million reflects interest incurred on incremental borrowings under the Wells Fargo Revolver used to close the Cristal acquisition.
(f)	The adjustment to interest income of $5 million reflects the elimination of interest earned on cash balances that were used to acquire Cristal.

TRONOX HOLDINGS PLC
Pro Forma Statement of Operations Information
For The Nine months Ended September 30, 2019
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

		Pro Forma Adjustments
	Tronox Holdings plc	Cristal (a)	Other		Total	Pro Forma
Net sales	$1,949	$379	$(13)	(b)	$366	$2,315
Cost of goods sold	1,614	294	(83)	(c)	211	1,825
Contract loss	19	—	(19)	(d)	(19)	—
Gross profit	316	85	89		174	490
Selling, general and administrative expenses	252	59	(51)	(e)	8	260
Restructuring	13	—	—		—	13
Income from operations	51	26	140		166	217
Interest expense	(154)	(5)	(1)	(f)	(6)	(160)
Interest income	16	—	(6)	(g)	(6)	10
Loss on extinguishment of debt	(2)	—	—		—	(2)
Other income (expense), net	2	(1)	(11)	(h)	(12)	(10)
(Loss) income from continuing operations before income taxes	(87)	20	122		142	55
Income tax (provision) benefit	(10)	(4)	(12)		(16)	(26)
(Loss) income from continuing operations	(97)	16	110		126	29
Net income attributable to noncontrolling interest	17	1	—		1	18
Net (loss) income from continuing operations attributable to Tronox Holdings plc	$(114)	$15	$110		$125	$11

Net (loss) from continuing operations per share, basic	$(0.82)					$0.07

Net (loss) from continuing operations per share, diluted	$(0.82)					$0.07

Weighted average shares outstanding, basic (in thousands)	139,158				13,628	152,786

Weighted average shares outstanding, diluted (in thousands)	140,288				13,628	153,916

Pro Forma Adjustments

(a)	Includes results from continuing operations for Cristal for period of January 1, 2019 through April 9, 2019. Acquisition closed on April 10, 2019.
(b)
The adjustment to net sales includes $11 million to eliminate sales between Tronox and Cristal and $2 million to eliminate revenue associated with the divestiture of the 8120 paper laminate product grade.

(c)
The adjustment to cost of goods sold includes (i) a credit of $11 million for the elimination of sales between Tronox and Cristal, (ii) a charge of $2 million for the increase in DD&A expense as a result of a fair value adjustments to property, plant and equipment, mineral leases and intangible assets, and (iii) a credit of $95 million related to the amortizing of the stepped-up in value of inventory. For pro forma purposes this item is pushed back to 2018. Cost of goods sold also includes a reclassification of expenses of $21 million from SG&A to cost of goods sold for distribution costs as part of our accounting policy alignment.

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

TRONOX HOLDINGS PLC
Pro Forma Statement of Operations Information
For The Nine months Ended September 30, 2018
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

		Pro Forma Adjustments
	Tronox Holdings plc	Cristal (a)	Other		Total	Pro Forma
Net sales	$1,390	$1,263	$(42)	(b)	$1,221	$2,611
Cost of goods sold	1,010	907	132	(c)	1,039	2,049
Gross profit	380	356	(174)		182	562
Selling, general and administrative expenses	217	145	(137)	(d)	8	225
Impairment loss	31	—	—		—	31
Income from operations	132	211	(37)		(174)	306
Interest expense	(144)	(9)	(4)	(e)	(13)	(157)
Interest income	23	—	(14)	(f)	(14)	9
Loss on extinguishment of debt	(30)	—	—		—	(30)
Other income (expense), net	27	(18)	—		(18)	9
Income (loss) from continuing operations before income taxes	8	184	(55)		129	137
Income tax benefit (provision)	16	(23)	7		(16)	—
Income (loss) from continuing operations	24	161	(48)		113	137
Net income attributable to noncontrolling interest	26	6	—		6	32
Net (loss) income from continuing operations attributable to Tronox Holdings plc	$(2)	$155	$(48)		$107	$105

Net (loss) income from continuing operations per share, basic	$(0.01)					$0.65
Net (loss) income from continuing operations per share, diluted	$(0.01)					$0.64

Weighted average shares outstanding, basic (in thousands)	122,850				37,580	160,430
Weighted average shares outstanding, diluted (in thousands)	125,871				37,580	163,451

Pro Forma Adjustments
(a)	Includes results from continuing operations for Cristal for period of January 1, 2018 through September 30, 2018.
(b)
The adjustment to net sales includes $34 million to eliminate sales between Tronox and Cristal and $8 million to eliminate revenue associated with the divestiture of the 8120 paper laminate product grade.

(c)
The adjustment to cost of goods sold includes (i) a credit of $34 million for the elimination of sales between Tronox and Cristal, (ii) a charge of $9 million for the increase in DD&A expense as a result of a fair value adjustments to property, plant and equipment, mineral leases and intangible assets, (iii) a charge of $95 million related to the recognition of a step-up in value of inventories, and (iv) a credit of $1 million for the elimination of the cost for a licensing arrangement between Tronox and Cristal. Cost of goods sold also includes a reclassification of expenses of $63 million from SG&A to cost of goods sold for distribution costs as part of our accounting policy alignment.

(d)
The adjustment to SG&A includes the elimination of $74 million in non-recurring acquisition-related transaction costs incurred and the reclassification of $63 million in expenses from SG&A to cost of goods sold.

(e)	The adjustment to interest expense of $4 million reflects interest incurred on incremental borrowings under the Wells Fargo Revolver used to close the Cristal acquisition.
(f)	The adjustment to interest income of $14 million reflects the elimination of interest earned on cash balances that were used to acquire Cristal.

TRONOX HOLDINGS PLC
Pro Forma Adjusted EBITDA Information
For The Three Months Ended September 30, 2019
(Millions of U.S. dollars)

		Pro Forma Adjustments
	Tronox Holdings plc	Cristal	Other	Total	Pro Forma
Net (loss) income from continuing operations (U.S. GAAP)	$(12)	$—	$37	$37	$27
Interest expense	51	—	—	—	51
Interest income	(4)	—	—	—	(4)
Income tax (benefit) provision	12	—	2	2	14
Depreciation, depletion and amortization expense	74	—	—	—	74
EBITDA (non-U.S. GAAP)	121	—	40	40	161
Inventory step-up	40	—	(40)	(40)	—
Contract loss	—	—	—	—	—
Share-based compensation	9	—	—	—	9
Transaction costs	—	—	—	—	—
Restructuring	3	—	—	—	3
Integration Costs	4	—	—	—	4
Foreign currency remeasurement	(1)	—	—	—	(1)
Charge for potential capital gains tax payment to Exxaro	4	—	—	—	4
Other items	4	—	—	—	4
Adjusted EBITDA (non-U.S. GAAP)	$184	$—	$—	$—	$184

TRONOX HOLDINGS PLC
Pro Forma Adjusted EBITDA Information
For The Three Months Ended September 30, 2018
(Millions of U.S. dollars)

		Pro Forma Adjustments
	Tronox Holdings plc	Cristal (1)	Other	Total	Pro Forma
Net income from continuing operations (U.S. GAAP)	$15	$20	$6	$26	$41
Interest expense	47	5	1	6	53
Interest income	(8)	—	5	5	(3)
Income tax provision	6	16	—	16	22
Depreciation, depletion and amortization expense	48	41	3	44	92
EBITDA (non-U.S. GAAP)	108	82	15	97	205
Inventory step-up	—	—	—	—	—
Impairment loss	6	—	—	—	6
Share-based compensation	7	—	—	—	7
Transaction costs	12	4	(16)	(12)	—
Foreign currency remeasurement	(4)	2	—	2	(2)
Settlement gain	(3)	—	—	—	(3)
Other items	2	—	—	—	2
Adjusted EBITDA (non-U.S. GAAP)	$128	$88	$(1)	$87	$215

(1)	To include results from continuing operations for Cristal for period of July 1, 2018 through September 30, 2018.

TRONOX HOLDINGS PLC
Pro Forma Adjusted EBITDA Information
For The Nine months Ended September 30, 2019
(Millions of U.S. dollars)

		Pro Forma Adjustments
	Tronox Holdings plc	Cristal (1)	Other	Total	Pro Forma
Net (loss) income from continuing operations (U.S. GAAP)	$(97)	$16	$110	$126	$29
Interest expense	154	5	1	6	160
Interest income	(16)	—	6	6	(10)
Income tax provision	10	4	12	16	26
Depreciation, depletion and amortization expense	205	42	2	44	249
EBITDA (non-U.S. GAAP)	256	67	131	198	454
Inventory step-up	95	—	(95)	(95)	—
Contract loss	19	—	(19)	(19)	—
Share-based compensation	24	—	—	—	24
Transaction costs	29	1	(30)	(29)	—
Restructuring	13	—	—	—	13
Integration costs	8	—	—	—	8
Loss on extinguishment of debt	2	—	—	—	2
Foreign currency remeasurement	(5)	—	—	—	(5)
Charge for potential capital gains tax payment to Exxaro	6	—	—	—	6
Other items	12	—	11	11	23
Adjusted EBITDA (non-U.S. GAAP)	$459	$68	$(2)	$66	$525

(1)	Includes results from continuing operations for Cristal of January 1, 2019 through April 9, 2019. Acquisition closed on April 10, 2019.

TRONOX HOLDINGS PLC
Pro Forma Adjusted EBITDA Information
For The Nine months Ended September 30, 2018
(Millions of U.S. dollars)

		Pro Forma Adjustments
	Tronox Holdings plc	Cristal (1)	Other	Total	Pro Forma
Net income (loss) from continuing operations (U.S. GAAP)	$24	$161	$(48)	$113	$137
Interest expense	144	9	4	13	157
Interest income	(23)	—	14	14	(9)
Income tax (benefit) provision	(16)	23	(7)	16	—
Depreciation, depletion and amortization expense	145	108	9	117	262
EBITDA (non-U.S. GAAP)	274	301	(28)	273	547
Impairment loss	31	—	—	—	31
Inventory step-up	—	—	95	95	95
Share-based compensation	16	—	—	—	16
Transaction costs	59	15	(74)	(59)	—
Loss on extinguishment of debt	30	—	—	—	30
Foreign currency remeasurement	(22)	4	—	4	(18)
Settlement gain	(3)	—	—	—	(3)
Other items	8	—	—	—	8
Adjusted EBITDA (non-U.S. GAAP)	$393	$320	$(7)	$313	$706

(1)	Includes results from continuing operations for Cristal for period of January 1, 2018 through September 30, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Credit Risk

Credit risk is the risk that a borrower or a counterparty will fail to meet their obligations. A significant portion of our liquidity is concentrated in trade accounts receivable that arise from sales of our products to customers. In the case of TiO2, the high level of industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. We have significant exposure to credit risk in industries that are affected by cyclical economic fluctuations. We perform ongoing credit evaluations of our customers from time to time, as deemed appropriate, to mitigate credit risk but generally do not require collateral. Our contracts typically enable us to tighten credit terms if we perceive additional credit risk; however, historic losses due to write offs of bad debt have been relatively low. In addition, due to our international operations, we are subject to potential trade restrictions and sovereign risk in certain countries in which we operate. We maintain allowances for potential credit losses based on specific customer review and current financial conditions. During the nine months ended September 30, 2019 and 2018, our ten largest third-party customers represented approximately 32% and 29%, respectively, of our consolidated net sales.

Interest Rate Risk

Interest rate risk arises from the possibility that changes in interest rates will impact our financial results. We are exposed to interest rate risk on our floating rate debt, the Term Loan Facility, Standard Bank Term Loan Facility, Tikon Loan and Wells Fargo, Standard Bank Revolver and Emirates Revolver balances. Using a sensitivity analysis as of September 30, 2019, a hypothetical 1% increase in interest rates would result in a net increase to pre-tax loss of approximately $10 million on an annualized basis. This is due to the fact that earnings on our floating rate financial assets of $316 million at September 30, 2019 would increase by the full 1%, offsetting the impact of a 1% increase in interest expense on our floating rate debt of $1.3 billion.

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

During the third quarter of 2019, we entered into foreign currency contracts used to hedge non-functional currency sales for our South African subsidiaries and forecasted non-functional currency cost of goods sold for our Australian subsidiaries. These foreign currency contracts are designated as cash flow hedges. Changes to the fair value of these foreign currency contracts are recorded as a component of other comprehensive (loss) income to the extent such contracts are effective, and are recognized in net sales or costs of goods sold in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring.

As of September 30, 2019, we had notional amounts of (i) 4.8 billion South African rands that expire between November 27, 2019 and February 25, 2021 to reduce the exposure of our South African subsidiaries’ third party sales to fluctuations in currency rates, and (ii) 568 million Australian dollars that expire between November 27, 2019 and February 25, 2021 to reduce the exposure of our Australian subsidiaries’ cost of sales to fluctuations in currency rates. At September 30, 2019,  the unrealized net gain, net of tax, associated with these open contracts of approximately $2 million is included in “”Accumulated other comprehensive loss” on the unaudited Condensed Consolidated Balance Sheet.

We enter into foreign currency contracts for the South African rand to reduce exposure of our foreign affiliates’ balance sheet to fluctuations in foreign currency rates. At September 30, 2019, the fair value of the foreign currency contracts was a gain of less than $1 million.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of Tronox’s management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”), as of September 30, 2019, the end of the period covered by this report. Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date. Tronox’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Tronox in the reports that it files or submits under the Exchange Act is accumulated and communicated to Tronox’s management, including Tronox’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date.  We closed the acquisition of Cristal on April 10, 2019, and Cristal's total assets and net sales constituted 54% and 45%, respectively, of our consolidated total assets and net sales as shown on our consolidated financial statements as of and for the quarter ended September 30, 2019. As the Acquisition occurred in the second quarter of 2019, we excluded Cristal’s internal control over financial reporting from the scope of our assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recently-acquired business may be omitted from our scope in the year of acquisition.

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

Changes in Internal Control over Financial Reporting

On April 10, 2019, we completed our acquisition of Cristal. Management has considered this transaction material to the results of operations, cash flows and financial position from the date of the acquisition through September 30, 2019, and believes that the internal control and procedures of the acquisition have a material effect on internal control over financial reporting. We are currently in the process of incorporating the internal controls and procedures of Cristal into the internal control over financial reporting for our assessment of and report on internal control over financial reporting for December 31, 2020.

There have been no other changes to our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information required by this item is incorporated herein by reference to the section captioned “Notes to Consolidated Financial Statements, Note 18- Commitments and Contingencies” of this Form 10-Q.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” included in the Form 10-K/A. The risks described herein or in the Form 10-K/A are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Prior to the consummation of the Cristal transaction, Cristal was not a publicly reporting company and if we fail to successfully integrate it into our internal control over financial reporting, or if Cristal’s internal controls are found to be ineffective, the integrity of our financial reporting could be compromised and we could experience a material adverse effect on our business, financial condition, results of operations and cash flow.

Prior to the proposed consummation of the Cristal transaction, Cristal was a private company that was not subject to U.S. financial reporting requirements. Now that we have completed the Cristal transaction, the Cristal business has become subject to the rules and regulations established from time to time by the SEC and the NYSE. In addition, as a public company, we are required to document and test our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 so that our management can certify as to the effectiveness of our internal controls over financial reporting, which, by the time our second annual report is filed with the SEC following the consummation of the Cristal Transaction, would include the acquired Cristal business. Bringing Cristal into compliance with these rules and regulations and integrating Cristal into our current compliance and accounting system may require us to make and document significant changes to Cristal’s internal controls over financial reporting, increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. Furthermore, the need to establish the necessary corporate infrastructure to integrate Cristal may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, financial condition and results of operations. There can be no assurance that such efforts will be successful or that our internal control over financial reporting will be effective as a result of such efforts. In addition, there can be no assurance that we will not identify material weaknesses in our internal control over financial reporting in the future or that any such weaknesses will not have a material impact on our operating results or financial statements or cause us to fail to meet our reporting obligations. If we discover a material weakness in our internal controls in the future, the disclosure of that fact could reduce the market’s confidence in our financial statements and the market price of our securities may decline.

These additional obligations or events could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information with respect to our purchases of shares of our common stock, $.01 par value per share, during the three months ended September 30, 2019.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs (1)	Approximate Dollar Value That May Yet Be Purchased Under the Program (2)
				$44,198,966
July 1, 2019 through July 31, 2019	2,496,293	$12.24	2,496,293	$13,647,254
Totals	2,496,293	$12.24	2,496,293	$13,647,254

(1)	On June 3, 2019, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company's stock.

(2)
Amounts reflect the remaining dollar value of shares that may be purchased under the stock repurchase program described above. We did not complete the full program given certain Section 382 restrictions related to our NOLs

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.

10.1	Offer letter, dated November 7, 2019 by and between Tronox Holdings plc and Timothy Carlson (filed herewith).

31.1	Rule 13a-14(a) Certification of Jeffry N. Quinn.

31.2	Rule 13a-14(a) Certification of Timothy Carlson.

32.1	Section 1350 Certification for Jeffry N. Quinn.

32.2	Section 1350 Certification for Timothy Carlson.

4.1
Third Supplemental Indenture dated as of August 30, 2019 among Tronox Finance plc, the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on September 3, 2019).

4.2
Third Supplemental Indenture dated as of August 30, 2019 among Tronox Incorporated, the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed on September 3, 2019).

101
The following financial statements from Tronox Holdings plc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019, which has been formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2019

TRONOX HOLDINGS PLC (Registrant)

	By:	/s/ Robert Loughran
	Name:	Robert Loughran
	Title:	Vice President, Corporate Controller

By:	/s/ Timothy Carlson
Name:	Timothy Carlson
Title:	Senior Vice President and Chief Financial Officer