Form 10-Q
period 2020-03-31
Tronox Holdings plc
filed 2020-05-07
CIK 1530804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
As of April 30, 2020, the Registrant had 143,368,056 ordinary shares outstanding.

Item 1. Financial Statements (Unaudited)

Page No.

Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2020 and 2019	4
Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2020 and 2019	5
Unaudited Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019	6
Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2020 and 2019	7
Unaudited Condensed Consolidated Statement of Shareholders’ Equity for the Three Months Ended March 31, 2020 and 2019	10
Notes to Unaudited Condensed Consolidated Financial Statements	12

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Net sales	$722	$390
Cost of goods sold	547	307
Gross profit	175	83
Selling, general and administrative expenses	94	67
Restructuring	2	—
Income from operations	79	16
Interest expense	(45)	(49)
Interest income	3	9
Loss on extinguishment of debt	—	(2)
Other income (expense), net	10	(2)
Income (loss) before income taxes	47	(28)
Income tax provision	(7)	(2)
Net income (loss)	40	(30)
Net income attributable to noncontrolling interest	8	4
Net income (loss) attributable to Tronox Holdings plc	$32	$(34)

Earnings (loss) per share:
Basic	$0.23	$(0.27)
Diluted	$0.22	$(0.27)

Weighted average shares outstanding, basic (in thousands)	142,736	124,296
Weighted average shares outstanding, diluted (in thousands)	143,596	124,296
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(Millions of U.S. dollars)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$40	$(30)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(188)	—
Pension and postretirement plans:
Amortization of unrecognized actuarial losses, net of taxes of less than $1 million and nil in the three ended March 31, 2020 and 2019, respectively	1	—
Total pension and postretirement gains (losses)	1	—
Realized (gains) losses on derivatives reclassified from accumulated other comprehensive loss to the Condensed Consolidated Statement of Operations	5	—
Unrealized (losses) gains on derivative financial instruments, (net of taxes of $10 million and nil for the three months ended March 31, 2020 and 2019, respectively) - See Note 13	(88)	—

Other comprehensive loss	(270)	—

Total comprehensive loss	(230)	(30)

Comprehensive (loss) income attributable to noncontrolling interest:
Net income	8	4
Foreign currency translation adjustments	(47)	11
Comprehensive (loss) income attributable to noncontrolling interest	(39)	15

Comprehensive loss attributable to Tronox Holdings plc	$(191)	$(45)
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	March 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$420	$302
Restricted cash	9	9
Accounts receivable (net of allowance for credit losses of $4 million and $5 million as of March 31, 2020 and December 31, 2019, respectively)	554	482
Inventories, net	1,054	1,131
Prepaid and other assets	115	143
Income taxes receivable	6	6
Total current assets	2,158	2,073
Noncurrent Assets
Property, plant and equipment, net	1,630	1,762
Mineral leaseholds, net	783	852
Intangible assets, net	202	208
Lease right of use assets, net	92	101
Deferred tax assets	107	110
Other long-term assets	158	162
Total assets	$5,130	$5,268

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$280	$342
Accrued liabilities	346	283
Short-term lease liabilities	37	38
Short-term debt	212	—
Long-term debt due within one year	30	38
Income taxes payable	6	1
Total current liabilities	911	702
Noncurrent Liabilities
Long-term debt, net	2,954	2,988
Pension and postretirement healthcare benefits	153	160
Asset retirement obligations	129	142
Environmental liabilities	70	65
Long-term lease liabilities	52	62
Deferred tax liabilities	139	184
Other long-term liabilities	43	49
Total liabilities	4,451	4,352

Commitments and Contingencies - Note 16	—	—
Shareholders’ Equity
Tronox Holdings plc ordinary shares, par value $0.01 — 143,366,438 shares issued and outstanding at March 31, 2020 and 141,900,459 shares issued and outstanding at December 31, 2019	1	1
Capital in excess of par value	1,852	1,846
Accumulated deficit	(471)	(493)
Accumulated other comprehensive loss	(829)	(606)
Total Tronox Holdings plc shareholders’ equity	553	748
Noncontrolling interest	126	168
Total equity	679	916
Total liabilities and equity	$5,130	$5,268
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Millions of U.S. dollars)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$40	$(30)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	71	47
Deferred income taxes	—	(3)
Share-based compensation expense	9	8
Amortization of deferred debt issuance costs and discount on debt	2	2
Loss on extinguishment of debt	—	2
Other non-cash items affecting net (loss) income	14	6
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(92)	19
Increase in inventories, net	—	(10)
Increase in prepaid and other assets	(3)	(1)
(Decrease) increase in accounts payable and accrued liabilities	(54)	8
Net changes in income tax payables and receivables	2	(3)
Changes in other non-current assets and liabilities	(17)	(6)
Cash (used in) provided by operating activities	(28)	39

Cash Flows from Investing Activities:
Capital expenditures	(38)	(25)
Loans	—	(25)
Cash used in investing activities	(38)	(50)

Cash Flows from Financing Activities:
Repayments of long-term debt	(7)	(101)
Proceeds from long-term debt	—	222
Proceeds from short-term debt	213	94
Acquisition of noncontrolling interest	—	(148)
Debt issuance costs	—	(4)
Dividends paid	(10)	(7)
Restricted stock and performance-based shares settled in cash for withholding taxes	(3)	(6)
Cash provided by financing activities	193	50

Effects of exchange rate changes on cash and cash equivalents and restricted cash	(9)	(1)

Net increase in cash, cash equivalents and restricted cash	118	38
Cash, cash equivalents and restricted cash at beginning of period	311	1,696
Cash, cash equivalents and restricted cash at end of period	$429	$1,734

Supplemental cash flow information:
Interest paid, net	$24	$29

Income taxes paid	$4	$5

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Millions of U.S. dollars, except for shares)
For the three months ended March 31, 2020

	Tronox Holdings plc Ordinary Shares (in thousands)	Tronox Holdings plc Ordinary Shares (Amount)	Capital in Excess of par Value	(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Tronox Holdings plc Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2019	141,900	$1	$1,846	$(493)	$(606)	$748	$168	$916
Net income	—	—	—	32	—	32	8	40
Other comprehensive (loss) income	—	—	—		(223)	(223)	(47)	(270)
Share-based compensation	1,779	—	9	—	—	9	—	9
Shares cancelled	(313)	—	(3)	—	—	(3)	—	(3)
Measurement period adjustment related to Cristal acquisition	—	—		—		—	(3)	(3)
Ordinary share dividends ($0.07 per share)	—	—	—	(10)	—	(10)	—	(10)
Balance at March 31, 2020	143,366	$1	$1,852	$(471)	$(829)	$553	$126	$679
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)
(Unaudited)
(Millions of U.S. dollars, except for shares)
For the three months ended March 31, 2019

	Tronox Holdings plc Ordinary Shares (in thousands)	Tronox Holdings plc Ordinary Shares	Capital in Excess of par Value	(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Tronox Holdings plc Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2018	122,934	$1	$1,579	$(357)	$(540)	$683	$179	$862
Net (loss) income	—	—	—	(34)	—	(34)	4	(30)
Other comprehensive income (loss)	—	—	—	—	(11)	(11)	11	—
Share-based compensation	3,306	—	8	—	—	8	—	8
Shares cancelled	(502)	—	(6)	—	—	(6)	—	(6)
Acquisition of noncontrolling interest	—	—	3	—	(61)	(58)	(90)	(148)
Ordinary share dividends ($0.045 per share)	—	—	—	(6)	—	(6)	—	(6)
Balance at March 31, 2019	125,738	$1	$1,584	$(397)	$(612)	$576	$104	$680
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Millions of U.S. dollars, except share, per share and metric tons data or unless otherwise noted)

1. The Company
Tronox Holdings plc (referred to herein as “Tronox,” “we,” “us,” or “our”) is a public limited company registered under the laws of England and Wales. On April 10, 2019, we completed the acquisition from National Industrialization Company ("Tasnee") of the TiO2 business of The National Titanium Dioxide Company Ltd. (“Cristal”) (the “Cristal Transaction”). In order to obtain regulatory approval for the Cristal Transaction, we were required to divest Cristal's North American TiO2 business, which was sold in May 2019. See Note 2 below for further details on the Cristal Transaction.
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
Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.
The acquisition of Cristal has impacted the comparability of our financial statements. As the Cristal Transaction was completed on April 10, 2019, in accordance with ASC 805, the three month period ended March 31, 2019 does not include the results of the Cristal business, while the three month period ended March 31, 2020 does include the results of Cristal. However, the balance sheet at both December 31, 2019 and March 31, 2020 includes the impacts of the acquisition of Cristal.
In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, considered necessary for a fair statement of its financial position as of March 31, 2020, and its results of operations for the three months ended March 31, 2020 and 2019. Our unaudited condensed consolidated financial statements include the accounts of all majority-owned subsidiary companies. All intercompany balances and transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. It is at least reasonably possible that the effect on the financial statements of a change in estimate due to one or more future confirming events could have a material effect on the financial statements, including any potential impacts on the economy as a result of the Covid-19 pandemic which could impact revenue growth and collectibility of trade receivables.
Recently Adopted Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (“Topic 820”): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The standard modifies the disclosure requirements in Topic 820, Fair Value Measurement, by: removing certain disclosure requirements related to the fair value hierarchy; modifying existing disclosure requirements related to measurement uncertainty; and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring

Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, with early adoption permitted. We adopted this standard on January 1, 2020 and it did not have a material impact on the Company's consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), as amended. The standard introduces a new accounting model for expected credit losses on financial instruments, including trade receivables, based on estimates of current expected credit losses (CECL). This standard became effective on January 1, 2020, and had an immaterial impact on the Company's consolidated financial statements as our historical bad debt expense has not been material.
Recently Issued Accounting Pronouncements

During the quarter ended March 31, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform Financial Reporting.” This amendment is elective in nature. Amongst other aspects, this standard provides for practical expedients and exceptions to current accounting standards that reference a rate which is expected to be dissolved (e.g. London Interbank Offered Rate “LIBOR”) as it relates to hedge accounting, contract modifications and other transactions that reference this rate, subject to meeting certain criteria. The standard is effective for all entities as of March 12, 2020 through December 31, 2022.The company is currently evaluating the impact of the standard.
2. Cristal Acquisition and Related Divestitures
On April 10, 2019, we completed the acquisition of the TiO2 business of Cristal for $1.675 billion of cash, plus 37,580,000 ordinary shares. The total acquisition price, including the value of the ordinary shares at $14 per share on the closing date of the Cristal Transaction, was approximately $2.2 billion. With the acquisition of our shares, an affiliate of Cristal became our largest shareholder. At March 31, 2020, Cristal International Holdings B.V. (formerly known as Cristal Inorganic Chemical Netherlands Cooperatief W.A.), a wholly-owned subsidiary of National Titanium Dioxide Company Ltd., continues to own 37,580,000 shares of Tronox, or a 26% ownership interest. National Titanium Dioxide Company Ltd. is 79% owned by Tasnee.
In order to obtain regulatory approval for the Cristal Transaction, the FTC required us to divest Cristal's North American TiO2 business, which we sold to INEOS on May 1, 2019, for cash proceeds, net of transaction costs, of $701 million, inclusive of an amount for a working capital adjustment.
In conjunction with the Cristal Transaction, we entered into a transition services agreement with Tasnee and certain of its affiliates under which we and the Tasnee entities will provide certain transition services to one another. See Note 20 for further details of the transition services agreement. In conjunction with the divestiture of Cristal's North American TiO2 business to INEOS, we entered into a transition services agreement with INEOS. Under the terms of the transition services agreement, INEOS agreed to provide the following services to Tronox for manufacturing, technology and innovation, information technology, finance, warehousing and human resources. Similarly, Tronox will provide services to INEOS for information technology, finance, product stewardship, warehousing and human resources.
In addition, in order to obtain regulatory approval by the European Commission, we divested the 8120 paper laminate grade, supplied from our Botlek facility in the Netherlands, to Venator Materials PLC (“Venator”). The divestiture was completed on April 26, 2019. Under the terms of the divestiture, we will supply the 8120 grade product to Venator under a supply agreement for an initial term of 2 years, and extendable up to 3 years, to allow for the transfer of the manufacturing of the 8120 grade to Venator. Total cash consideration is 8 million Euros, of which 1 million Euros was paid at the closing and the remaining 7 million Euros (approximately $7.7 million at March 31, 2020 exchange rate) will be paid in equal installments during the second quarters of 2020 and 2021. We recorded a charge of $19 million during the second quarter of 2019, in “Contract loss” in the Consolidated Statements of Operations, reflecting both the proceeds on sale and the estimated losses we expect to incur under the supply agreement with Venator.
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
The aggregate purchase price noted above was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date, primarily using Level 2 and Level 3 inputs (see Note 14 for an explanation of Level 2 and Level 3 inputs). These fair value estimates represent management’s best estimate of future cash flows (including sales, cost of sales, income taxes, etc.), discount rates, competitive trends, market comparables and other factors. Inputs used were generally determined from historical data supplemented by current and anticipated market conditions and growth rates.
During the three months ended March 31, 2020,  we finalized the purchase price allocation which resulted in increasing environmental liabilities by $8 million, increasing property, plant and equipment by $13 million, decreasing noncontrolling interest by $3 million, decreasing deferred taxes by $6 million, increasing liabilities held for sale by $5 million and decreasing inventory by $4 million, as well as other minor adjustments. The adjustments to the unaudited Condensed Consolidated Statement of Operations that would have been recognized in the second quarter of 2019 if the measurement period adjustments had been completed as of the acquisition date would have increased the net loss by approximately $1 million.
The final purchase price consideration and estimated fair value of Cristal's net assets acquired on April 10, 2019 are shown below. The assets and liabilities of Cristal's North American TiO2 business, that was subsequently divested on May 1, 2019, are shown as held for sale in the fair value of assets acquired and liabilities assumed.

Fair Value
Purchase Price Consideration:
Tronox Holdings plc shares issued	37,580,000
Tronox Holdings plc closing price per share on April 10, 2019	$14.00
Total fair value of Tronox Holdings plc shares issued at acquisition date	$526
Cash consideration paid	$1,675
Total purchase price	$2,201

Fair Value
Fair Value of Assets Acquired:
Accounts receivable	$251
Inventory	689
Deferred tax assets	51
Prepaid and other assets	81
Property, plant and equipment	759
Mineral leaseholds	95
Intangible assets	64
Lease right of use assets	40
Other long-term assets	43
Assets held for sale	850
Total assets acquired	$2,923
Less: Liabilities Assumed
Accounts payable	$102
Accrued liabilities	137
Short-term lease liabilities	13
Deferred tax liabilities	2
Pension and postretirement healthcare benefits	76
Environmental liabilities	72
Asset retirement obligations	75
Long-term debt	22
Long-term lease liabilities	24
Other long-term liabilities	20
Liabilities held for sale	131
Total liabilities assumed	$674
Less noncontrolling interest	48
Purchase price	$2,201

Summary of Significant Fair Value Methods

The methods used to determine the fair value of significant identifiable assets and liabilities included in the allocation of purchase price are included in Note 3 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
3. Restructuring Initiatives
In April 2019, we announced the completion of the Cristal Transaction. During the second quarter of 2019, as a result of the acquisition, we outlined a broad based synergy savings program that is expected to reduce costs, simplify processes and focus the organization’s structure and resources on key growth initiatives. During the three months ended March 31, 2020, we recorded costs of $2 million in our unaudited Condensed Consolidated Statement of Operations of which there were no comparable amounts in the three months ended March 31, 2019. The costs consisted primarily of charges for employee related costs, including severance.

The liability balance for restructuring as of March 31, 2020, is as follows:

Employee- Related Costs
Balance, December 31, 2019	$10
First Quarter 2020 charges	2
Cash payments	(4)
Foreign exchange and other	1
Balance, March 31, 2020	$9

4. Revenue
We recognize revenue at a point in time when the customer obtains control of the promised products. For most transactions this occurs when products are shipped from our manufacturing facilities or at a later point when control of the products transfers to the customer at a specified destination or time.
Contract assets represent our rights to consideration in exchange for products that have transferred to a customer when the right is conditional on situations other than the passage of time. For products that we have transferred to our customers, our rights to the consideration are typically unconditional and only the passage of time is required before payments become due. These unconditional rights are recorded as accounts receivable. As of March 31, 2020, and December 31, 2019, we did not have material contract asset balances.
Contract liabilities represent our obligations to transfer products to a customer for which we have received consideration from the customer. Infrequently we may receive advance payment from our customers that is accounted for as deferred revenue. Deferred revenue is earned when control of the product transfers to the customer, which is typically within a short period of time from when we received the advanced payment. Contract liability balances as of March 31, 2020 and December 31, 2019 were approximately $3 million and $1 million, respectively. Contract liability balances were reported as “Accounts payable” in the unaudited Condensed Consolidated Balance Sheets.  All contract liabilities as of December 31, 2019 were recognized as revenue in “Net sales” in the unaudited Condensed Consolidated Statements of Operations during the first quarter of 2020.
Disaggregation of Revenue
We operate under one operating and reportable segment, TiO2. We disaggregate our revenue from contracts with customers by product type and geographic area. We believe this level of disaggregation appropriately depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors and reflects how our business is managed.
Net sales to external customers by geographic areas where our customers are located were as follows:

	Three Months Ended March 31,
	2020	2019
North America	$178	$138
South and Central America	40	13
Europe, Middle-East and Africa	292	130
Asia Pacific	212	109
Total net sales	$722	$390

Net sales from external customers for each similar type of product were as follows:

	Three Months Ended March 31,
	2020	2019
TiO2	$580	$277
Zircon	65	64
Feedstock and other products	77	49
Total net sales	$722	$390
Feedstock and other products mainly include rutile prime, ilmenite, chloride (“CP”) slag and other mining products.
During the three months ended March 31, 2020 and 2019, our ten largest third-party TiO2 represented 29% and 42%, respectively, of our consolidated net sales. During the three months ended March 31, 2020 and 2019, no single customer accounted for 10% of our consolidated net sales.
5. Income Taxes
Our operations are conducted through various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.
Income (loss) before income taxes is comprised of the following:

	Three Months Ended March 31,
	2020	2019
Income tax provision	$(7)	$(2)
Income (loss) before income taxes	$47	$(28)
Effective tax rate	15%	(7)%
Tronox Holdings plc, a U.K. public limited company, became the public parent during the three months ended March 31, 2019. During the three months ended March 31, 2019, Tronox Limited was the public parent, registered under the laws of the State of Western Australia but managed and controlled in the U.K. The statutory tax rate in the U.K. at both March 31, 2020 and 2019 was 19%. The effective tax rates for the three months ended March 31, 2020 and 2019 are influenced by a variety of factors, primarily income and losses in jurisdictions with full valuation allowances, disallowable expenditures, restructuring impacts, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate.
Upon completion of the Cristal Transaction, we now have additional jurisdictions with operational income.  The statutory tax rates on income earned in Australia (30%), the United States (21%), South Africa (28%), France (28.92%), China (25%), Brazil (34%), the Kingdom of Saudi Arabia (KSA) (20%), and the Netherlands (25%) are higher than the U.K. statutory rate of 19%. Tax rates will be reduced in France and the Netherlands to 25% and 21.7%, respectively, in future years.
We continue to maintain full valuation allowances related to the total net deferred tax assets in Australia and the U.S., as we cannot objectively assert that these deferred tax assets are more likely than not to be realized. It is reasonably possible that a portion of these valuation allowances could be reversed within the next year due to increased profitability levels. For entities acquired in the Cristal Transaction, we have full valuation allowances in Australia, Belgium, Brazil, Switzerland and the U.S. Until these valuation allowances are eliminated, future provisions for income taxes for these jurisdictions will include no tax benefits with respect to losses incurred and tax expense only to the extent of current tax payments. Additionally, we have valuation allowances against specific tax assets in the Netherlands, South Africa, and the U.K.
The Company’s ability to use certain loss and expense carryforwards in the U.S. could be substantially limited if the Company were to experience an ownership change as defined under IRC Section 382. In general, an ownership change would occur if the Company’s “5-percent shareholders,” as defined under IRC Section 382, including certain groups of persons treated as “5-percent shareholders,” collectively increased their ownership in the Company by more than 50 percentage points over a rolling three-year period. If an ownership change does occur during 2020, the resulting impact could be a limitation of up to $5.3 billion composed of both U.S. net operating losses and interest limitation carryforwards. We believe there would be minimal impact on the $2.3 billion future Grantor Trust deductions from an IRC Section 382 change.
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
6. Income (Loss) Per Share
The computation of basic and diluted loss per share for the periods indicated is as follows:

	Three Months Ended March 31,
	2020	2019
Numerator - Basic and Diluted:
Net income (loss)	$40	$(30)
Less: Net income attributable to noncontrolling interest	8	4
Net income (loss) available to ordinary shares	$32	$(34)

Denominator - Basic and Diluted:
Weighted-average ordinary shares, basic (in thousands)	142,736	124,296
Weighted-average ordinary shares, diluted (in thousands)	143,596	124,296

Basic net income (loss) operations per ordinary share	$0.23	$(0.27)
Diluted net income (loss) operations per ordinary share	$0.22	$(0.27)
Net income (loss) per ordinary share amounts were calculated from exact, not rounded net income (loss) and share information.  Anti-dilutive shares not recognized in the diluted net income (loss) per share calculation for the three months ended March 31, 2020 and 2019 were as follows:

	Shares
	Three Months Ended March 31,
	2020	2019
Options	1,216,456	1,307,735
Restricted share units	7,322,644	5,176,210

7. Inventories, Net
Inventories, net consisted of the following:

	March 31, 2020	December 31, 2019
Raw materials	$186	$205
Work-in-process	101	129
Finished goods, net	566	573
Materials and supplies, net	201	224
Inventories, net – current	$1,054	$1,131
Materials and supplies, net consists of processing chemicals, maintenance supplies and spare parts, which will be consumed directly and indirectly in the production of our products.
At March 31, 2020 and December 31, 2019, inventory obsolescence reserves primarily for materials and supplies were $42 million and $39 million, respectively. Reserves for lower of cost or market and net realizable value were $13 million and $25 million at March 31, 2020 and December 31, 2019, respectively.
8. Property, Plant and Equipment, Net
Property, plant and equipment, net of accumulated depreciation, consisted of the following:

	March 31, 2020	December 31, 2019
Land and land improvements	$175	$191
Buildings	319	340
Machinery and equipment	1,893	2,028
Construction-in-progress	156	156
Other	54	54
Subtotal	2,597	2,769
Less: accumulated depreciation	(967)	(1,007)
Property, plant and equipment, net	$1,630	$1,762
The decline in property, plant and equipment, net from December 31, 2019 to March 31, 2020 is primarily a result of impact of foreign currency translation due to the devaluation of the South African rand and Brazilian real.
Substantially all of the property, plant and equipment, net is pledged as collateral for our debt. See Note 12.
The table below summarizes depreciation expense related to property, plant and equipment for the periods presented, recorded in the specific line items in our unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2020	2019
Cost of goods sold	$59	$32
Selling, general and administrative expenses	1	1
Total	$60	$33

9. Mineral Leaseholds, Net
Mineral leaseholds, net of accumulated depletion, consisted of the following:

	March 31, 2020	December 31, 2019
Mineral leaseholds	$1,293	$1,352
Less: accumulated depletion	(510)	(500)
Mineral leaseholds, net	$783	$852

The decline in mineral leaseholds, net from December 31, 2019 to March 31, 2020 is primarily a result of the impact of foreign currency translation due to the devaluation of the South African rand. Depletion expense relating to mineral leaseholds recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations was $2 million and $8 million during the three months ended March 31, 2020 and 2019, respectively.
10. Intangible Assets, Net
Intangible assets, net of accumulated amortization, consisted of the following:

	March 31, 2020			December 31, 2019
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$291	$(178)	$113	$291	$(173)	$118
TiO2 technology	93	(20)	73	92	(17)	75
Internal-use software	50	(34)	16	49	(34)	15
Intangible assets, net	$434	$(232)	$202	$432	$(224)	$208
Amortization expense related to intangible assets recorded in "Selling, general and administrative expenses" in the unaudited Condensed Consolidated Statements of Operations was $9 million and $6 million during the three months ended March 31, 2020 and 2019, respectively.
Estimated future amortization expense related to intangible assets is $23 million for the remainder of 2020, $31 million for 2021, $29 million for 2022, $27 million for 2023, $26 million for 2024 and $66 million thereafter.

11. Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2020	December 31, 2019
Employee-related costs and benefits	$82	$103
Related party payables	4	7
Interest	32	16
Sales rebates	42	39
Restructuring	9	10
Taxes other than income taxes	12	6
Asset retirement obligations	13	16
Interest rate swaps	54	22
Currency contracts	47	—
Professional fees and other	48	60
Liabilities held for sale	3	4
Accrued liabilities	$346	$283

12. Debt
Long-Term Debt
Long-term debt, net of an unamortized discount and debt issuance costs, consisted of the following:

	Original Principal	Annual Interest Rate	Maturity Date	March 31, 2020	December 31, 2019
Term Loan Facility, net of unamortized discount (1)	$2,150	Variable	9/22/2024	$1,805	$1,805
Senior Notes due 2025	450	5.75%	10/1/2025	450	450
Senior Notes due 2026	615	6.50%	4/15/2026	615	615
Standard Bank Term Loan Facility (1)(2)	222	Variable	3/25/2024	117	158
Tikon Loan	N/A	Variable	5/23/2021	16	16
Australian Government Loan, net of unamortized discount	N/A	N/A	12/31/2036	1	1
Finance leases				12	15
Long-term debt				3,016	3,060
Less: Long-term debt due within one year				(30)	(38)
Debt issuance costs				(32)	(34)
Long-term debt, net				$2,954	$2,988
_______________
(1)Average effective interest rate on the Term Loan Facility of 5.0% and 5.6% during the three months ended March 31, 2020 and 2019, respectively. Average effective interest rate on the Standard Bank Term Loan Facility of 9.5% and 10.6% during the three months ended March 31, 2020 and 2019, respectively.
(2)The Standard Bank Term Loan Facility contains financial covenants relating to certain ratio tests.
Short-Term Debt
Short-term debt consisted of the following:

	Annual Interest Rate	Maturity Date	March 31, 2020	December 31, 2019
Wells Fargo Revolver(1)	Variable	9/22/2022	$125	$—
Standard Bank Revolver(2)	Variable	3/25/2022	34	—
Emirates Revolver(3)	Variable	3/31/2021	40	—
SABB Credit Facility	Variable	11/30/2020	13	—
Short-term debt(4)			$212	$—
_______________
(1) In March 2019, the Wells Fargo Revolver was amended, which amongst other things, modified certain components of the borrowing base in order to increase the potential availability of credit.  We also voluntarily reduced the revolving credit lines under the Wells Fargo Revolver from $550 million to $350 million. As a result of this modification, we accelerated the recognition of a portion of the deferred financing costs related to the Wells Fargo Revolver and during the three months ended March 31, 2019, recorded a charge of $2 million in “Loss on extinguishment of debt” within the unaudited Condensed Consolidated Statement of Operations. At March 31, 2020, there were $30 million of issued and undrawn letters of credit under the Wells Fargo Revolver.
The Wells Fargo Revolver contains a springing financial covenant that requires the Company and its restricted subsidiaries to maintain a consolidated fixed charge coverage ratio of at least 1.0:1.0 during certain test periods based on borrowing availability under the Wells Fargo Revolver or following the occurrence of specified events of default.
(2) In connection with the Standard Bank Credit Facility ("Standard Bank Revolver") entered into on March 25, 2019, the ABSA Revolving Credit Facility ("ABSA Revolver") was terminated on March 26, 2019. As a result of the termination, we accelerated the recognition of the remaining deferred financing costs related to the ABSA Revolver during the three months ended March 31, 2019 and recorded less than $1 million in “Loss on extinguishment of debt” within the unaudited Condensed Consolidated Statement of Operations.
(3) In March 2020, the Company entered into an amendment to, amongst other things, extend the maturity date of the Emirates Revolver from March 31, 2020 to March 31, 2021.
(4) In March 2020, the Company drew down $200 million of borrowings under its Wells Fargo, Standard Bank, and Emirates revolvers in order to increase liquidity and preserve financial flexibility. Additionally, during the three months ended March 31, 2020, our KSA subsidiary drew down $13 million on its SABB Credit Facility for local working capital purposes. At March 31, 2020, the short-term debt balance was $212 million based on the March 31, 2020 exchange rate. There were no comparable amounts outstanding as of December 31, 2019.
Debt Covenants
At March 31, 2020, we are in compliance with all financial covenants in our debt facilities.
New Debt
On May 1, 2020, Tronox Incorporated, a wholly-owned indirect subsidiary of the Company, issued 6.5% senior secured notes due 2025 for an aggregate principal amount of $500 million (the "6.5% Senior Secured Notes due 2025"), which were issued under an indenture dated May 1, 2020. A portion of the proceeds of this debt offering was utilized to repay the $200 million of the Company's outstanding borrowings under its Wells Fargo, Standard Bank, and Emirates revolvers.

13. Derivative Financial Instruments
The following table is a summary of the fair value of derivatives outstanding at March 31, 2020 and December 31, 2019:

	Fair Value
	March 31, 2020		December 31, 2019
	Assets(a)	Accrued Liabilities	Assets(a)	Accrued Liabilities
Derivatives Designated as Cash Flow Hedges
Currency Contracts	$6	$37	$30	$—
Interest Rate Swaps	$—	$54	$—	$22
Total Hedges	$6	$91	$30	$22
Derivatives Not Designated as Cash Flow Hedges
Currency Contracts	$—	$10	$7	$—
Total Derivatives	$6	$101	$37	$22
(a) At March 31, 2020, current assets of $1 million are recorded in prepaid and other current assets and long-term assets of $5 million are recorded in other long-term assets. At December 31, 2019, current assets of $34 million were recorded in prepaid and other current assets and long-term assets of $3 million are recorded in other long-term assets.
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
Fair value gains or losses on these cash flow hedges are recorded in other comprehensive (loss) income and are subsequently reclassified into interest expense in the same periods during which the hedged transactions affect earnings. At March 31, 2020 and December 31, 2019, the net unrealized loss of $54 million and $22 million, respectively, was recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet. For the three months ended March 31, 2020, the amounts recorded in interest expense related to the interest-rate swap agreements were not material.
Foreign Currency Risk
During the third quarter of 2019 and the first quarter of 2020, we entered into foreign currency contracts used to hedge forecasted third party non-functional currency sales for our South African subsidiaries and forecasted non-functional currency cost of goods sold for our Australian subsidiaries. These foreign currency contracts are designated as cash flow hedges. Changes to the fair value of these foreign currency contracts are recorded as a component of other comprehensive (loss) income, if these contracts remain highly effective, and are recognized in net sales or costs of goods sold in the period in which the forecasted transaction affects earnings or are recognized in other income (expense) when the transactions are no longer probable of occurring.
As of March 31, 2020, we had notional amounts of (i) 2.9 billion South African rand (or approximately $163 million at March 31, 2020 exchange rate) that expire between April 29, 2020 and February 25, 2021 to reduce the exposure of our South African subsidiaries’ third party sales to fluctuations in currency rates, and (ii) $691 million Australian dollars (or approximately $422 million at March 31, 2020 exchange rate) that expire between April 29, 2020 and December 30, 2021 to reduce the exposure of our Australian subsidiaries’ cost of sales to fluctuations in currency rates. For the three months ended March 31, 2020, we recorded a loss of $1 million and a loss of $4 million in “Net sales” and "Cost of goods sold", respectively, on the unaudited Condensed Consolidated Statement of Operations, related to our cash flow hedges. There were no amounts recognized for foreign currency cash flow hedges in the comparative period of 2019. At March 31, 2020 and December 31, 2019, there was an unrealized net loss of $30 million and an unrealized net gain of $30 million, respectively, recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet, of which $25 million is expected to be recognized in earnings over the next twelve months.
We enter into foreign currency contracts for the South African rand and Australian dollar to reduce exposure of our subsidiaries’ balance sheet accounts not denominated in our subsidiaries’ functional currency to fluctuations in foreign currency exchange rates. We use a combination of zero-cost collars or forward contracts to reduce the exposure.  For accounting purposes, these foreign currency contracts are not considered hedges. The change in fair value associated with these contracts is recorded in “Other expense, net” within the unaudited Condensed Consolidated Statement of Operations and partially offsets the change in value of third party and intercompany-related receivables not denominated in the functional currency of the subsidiary. At March 31, 2020, there was (i) 638 million South African rand (or approximately $36 million at March 31, 2020 exchange rate) and (ii) $82 million Australian dollars (or approximately $50 million at March 31, 2020) of notional amount outstanding foreign currency contracts with a fair value of a loss of $10 million. At December 31, 2019, there was (i) 712 million South African rand (or approximately $40 million at March 31, 2020 exchange rate) and (ii) $89 million Australian dollars (or approximately $54 million at March 31, 2020 exchange rate) of notional amounts outstanding foreign currency contracts with a fair value of a gain of less than $1 million.  For the three months ended March 31, 2020 and 2019, we have recorded losses of $16 million and gains of $5 million, respectively, related to foreign currency contracts in our unaudited Condensed Consolidated Statement of Operations.
14. Fair Value
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
Level 1 -Quoted prices in active markets for identical assets or liabilities
Level 2 -Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly
Level 3 -Unobservable inputs based on the Company’s own assumptions
Our debt is recorded at historical amounts. The following table presents the fair value of our debt and derivative contracts at both March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Term Loan Facility	$1,607	$1,820
Standard Bank Term Loan Facility	117	158
Senior Notes due 2025	375	459
Senior Notes due 2026	557	636
Tikon Loan	16	16
Australian Government Loan	1	1
Interest rate swaps	54	22
Foreign currency contracts, net	41	37
We determined the fair value of the Term Loan Facility, the Senior Notes due 2025 and the Senior Notes due 2026 using quoted market prices, which under the fair value hierarchy is a Level 1 input. We determined the fair value of the Standard Bank Term Loan Facility and Tikon Loan utilizing transactions in the listed markets for identical or similar liabilities, which under the fair value hierarchy is a Level 2 input. The fair value of the Australian Government Loan is based on the contracted amount which is a Level 2 input.

We determined the fair value of the foreign currency contracts and the interest rate swaps using inputs other than quoted prices in active markets that are observable either directly or indirectly. The fair value hierarchy for the foreign currency contracts and interest rate swaps is a Level 2 input.
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term debt approximate fair value due to the short-term nature of these items.
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
15. Asset Retirement Obligations
Asset retirement obligations consist primarily of rehabilitation and restoration costs, landfill capping costs, decommissioning costs, and closure and post-closure costs. Activities related to asset retirement obligations were as follows:

	Three Months Ended March 31,
	2020	2019
Beginning balance	$158	$74
Accretion expense	3	1
Remeasurement/translation	(21)	—
Settlements/payments	(2)	—
Measurement period adjustment related to Cristal acquisition	4	—
Balance, March 31,	$142	$75

	March 31, 2020	December 31, 2019
Current portion included in “Accrued liabilities”	$13	$16
Noncurrent portion included in “Asset retirement obligations”	129	142
Asset retirement obligations	$142	$158

16. Commitments and Contingencies
Purchase and Capital Commitments — Includes obligations for purchase requirements of process chemicals, supplies, utilities and services entered into in the ordinary course of business. At March 31, 2020, purchase commitments were $166 million for 2020, $77 million for 2021, $55 million for 2022, $41 million for 2023, $36 million for 2024, and $76 million thereafter.
Letters of Credit—At March 31, 2020, we had outstanding letters of credit and bank guarantees of $71 million, of which $34 million were letters of credit and $37 million were bank guarantees. Amounts for performance bonds were not material.
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

Hawkins Point Plant.  Residual waste mud, known as Batch Attack Mud, and a spent sulfuric waste stream were deposited in an onsite repository (the “Batch Attack Lagoon”) at a former TiO2 manufacturing site, Hawkins Point Plant in Baltimore, Maryland, operated by Cristal USA, Inc. from 1954 until 2011.  We assumed responsibility for remediation of the Hawkins Point Plant when we acquired the TiO2 business of Cristal in April 2019.  In 1984, a predecessor of Cristal and the Maryland Department of the Environment (“MDE”) entered into a consent decree (the “Consent Decree”) to address the Batch Attack Lagoon.  The Consent Decree required that Cristal close the Batch Attack Lagoon when the Hawkins Point Plant ceased operations.  In addition, we are investigating whether hazardous substances are migrating from the Batch Attack Lagoon.   A provision of $61 million has been made in our financial statements for the Hawkins Point Plant consistent with the accounting policy described above. We are in discussions with the MDE regarding a new consent decree to address both the Batch Attack Lagoon as well as other environmental contamination issues associated with the Hawkins Point Plant.
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
17. Accumulated Other Comprehensive Loss Attributable to Tronox Holdings plc
The tables below present changes in accumulated other comprehensive loss by component for the three months ended March 31, 2020 and 2019.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, January 1, 2020	$(503)	$(104)	$1	$(606)
Other comprehensive loss	(141)	—	(88)	(229)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1	5	6
Balance, March 31, 2020	$(644)	$(103)	$(82)	$(829)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, January 1, 2019	$(445)	$(95)	$—	$(540)
Other comprehensive loss	(11)	—	—	(11)
Acquisition of noncontrolling interest	(61)	—	—	(61)
Balance, March 31, 2019	$(517)	$(95)	$—	$(612)

18. Share-Based Compensation
Restricted Share Units (“RSUs”)
2020 Grant - During the first quarter of 2020, the Company granted both time-based and performance-based awards to certain members of management and to members of the Board of Directors ("BOD"). A total of 1,577,273 of time-based awards were granted to management which will vest ratably over a three-year period ending March 5, 2023. A total of 21,654 of time-based awards were granted to members of the BOD which will vest in June 2020. A total of 1,487,120 of performance-based awards were granted, of which 743,560 of the awards vest based on a relative Total Shareholder Return ("TSR") calculation and 743,560 of the awards vest based on certain performance metrics of the Company. The non-TSR performance-based awards vest on March 5, 2023 based on the achievement against the target average company performance of three separate performance periods, commencing on January 1 of each 2020, 2021, and 2022 and ending on December 31 of each 2020, 2021 and 2022, for which, for each performance period, the performance metric is an average annual operating return on net assets (ORONA). Similar to the Company's historical TSR awards granted in prior years, the TSR awards vest based on the Company's three-year TSR versus the peer group performance levels. Given these terms, the TSR metric is considered a market condition for which we used a Monte Carlo simulation to determine the grant date fair value of $10.07. The following weighted average assumptions were utilized to value the TSR grant:

2020
Dividend yield	2.13%
Expected historical volatility	58.30%
Risk free interest rate	1.42%
Expected life (in years)	3
The unrecognized compensation cost associated with all unvested awards at March 31, 2020 was $58 million, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of approximately 2.1 years.
Options
There were no options exercised during the three months ended March 31, 2020.

19. Pension and Other Postretirement Healthcare Benefits
The components of net periodic cost associated with our U.S. and foreign pension plans recognized in the unaudited Condensed Consolidated Statements of Operations were as follows:

	Pensions
	Three Months Ended March 31,
	2020	2019
Net periodic cost:
Service cost	$1	$—
Interest cost	5	3
Expected return on plan assets	(6)	(3)
Net amortization of actuarial loss and prior service credit	1	—
Total net periodic cost	$1	$—
The components of net periodic cost associated with our other postretirement healthcare plans were less than $1 million for each of the three months ended March 31, 2020 and 2019.
Tronox estimates that 2020 required contributions to its pension plans will be approximately $16 million, of which $4 million have been made through March 31, 2020.
For the three months ended March 31, 2020 and 2019, we contributed $1 million and $1 million, respectively, to the Netherlands Multiemployer Plan, which was primarily recognized in “Cost of goods sold” in the unaudited Condensed Consolidated Statement of Operations.
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
Pursuant to the terms of the Completion Agreement, on May 9, 2019, Exxaro exercised their right under the agreement to sell 14 million shares to us for an aggregate purchase price of approximately $200 million or $14.319 per share, plus fees of approximately $1 million. The share price was based upon a 5% discount to the 10 day volume weighted average price as of the day that Exxaro exercised their sale notice to us. Upon repurchase of the shares by the Company, the shares were cancelled. As a result of the sale of the $14 million shares on May 9, 2019, we recorded a liability of approximately $4 million which was included in “Accrued liabilities” in our Consolidated Balance Sheets as of December 31, 2019 and was subsequently paid in January 2020.
Futhermore, pursuant to the Completion Agreement, the parties agreed to accelerate our purchase of Exxaro's 26% membership interest in Tronox Sands LLP, a U.K. limited liability partnership ("Tronox Sands"). On February 15, 2019, we completed the redemption of Exxaro's ownership interest in Tronox Sands for consideration of approximately ZAR 2.06 billion (or approximately $148 million in cash), which represented Exxaro's indirect share of the loan accounts in our South African subsidiaries.
At March 31, 2020, Exxaro continues to own approximately 14.7 million shares of Tronox, or a 10.3% ownership interest, as well as their 26% ownership interest in our South African operating subsidiaries.
At the present time, we are unable to reasonably determine when and if Exxaro will sell its remaining shares in the foreseeable future, and as a result, we are not able to estimate what the capital gains tax impacts would be should Exxaro sell its remaining shares.

Tasnee/Cristal
On April 10, 2019, we announced the completion of the acquisition of the TiO2 business of Cristal for $1.675 billion of cash, subject to a working capital and noncurrent liability adjustment, plus 37,580,000 ordinary shares. At March 31, 2020, Cristal International Holdings B.V. (formerly known as Cristal Inorganic Chemical Netherlands Cooperatief W.A.), a wholly-owned subsidiary of Tasnee, continues to own 37,580,000 shares of Tronox, or a 26% ownership interest. In February 2020, Tronox and Cristal resolved the working capital and noncurrent liability adjustment by agreeing that no payment was required by either party.
On May 9, 2018, we entered into an Option Agreement with AMIC which is owned equally by Tasnee and Cristal. Under the terms of the Option Agreement, AMIC granted us an option (the “Option”) to acquire 90% of a special purpose vehicle (the “SPV”), to which AMIC’s ownership in a titanium slag smelter facility (the “Slagger”) in The Jazan City for Primary and Downstream Industries in KSA will be contributed together with $322 million of AMIC indebtedness (the “AMIC Debt”). As of March 31, 2020, we have loaned $89 million for capital expenditures and operational expenses to facilitate the start-up of the Slagger and we have recorded this loan payment and related interest of $4 million within “Other long-term assets” on the unaudited Condensed Consolidated Balance Sheet at March 31, 2020. The Option did not have a significant impact on the financial statements as of or for the periods ended March 31, 2020.
Prior to the Cristal acquisition, the Company also acquired feedstock from AMIC for consumption in production. There were no purchases of feedstock for the three months ended March 31, 2020. In addition, from time to time, Tronox sells Titanium Tetrachloride (TiCl4) to AMIC for use at a sponge plant facility. During the three months ended March 31, 2020, Tronox recorded $6 million for TiCl4 product sales made to AMIC and such amounts were recorded in “Net sales” on the unaudited Condensed Consolidated Statement of Operations. At March 31, 2020, Tronox had a receivable from AMIC of $2 million from the sale of TiCl4 that is recorded within “Prepaid and other assets”on the unaudited Condensed Consolidated Balance Sheet.
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
As part of the transition services agreement, Tronox recorded a net reduction of approximately $1 million in “Selling, general and administrative expenses” for the three months ended March 31, 2020 in the unaudited Condensed Consolidated Statement of Operations. The net reduction of selling, general and administrative expenses associated with the transition services agreement generally represents a recovery of the related costs. At March 31, 2020, Tronox had a receivable due from Tasnee of $15 million and a payable due to Tasnee of $4 million that are recorded within “Prepaid and other assets” and “Accrued liabilities”, respectively, on the unaudited Condensed Consolidated Balance Sheet. The balance in prepaid and other assets and remaining balances in accrued liabilities primarily relate to pre-acquisition activity and those balances are expected to be settled in the near term.
On December 29, 2019, we entered into an agreement, subject to regulatory approval, with Cristal to acquire certain assets co-located at our Yanbu facility that had been not included in the Cristal Transaction and which assets produce metal grade TiCl4 for a $36 million note payable. Under such agreement, the metal grade TiCl4 will be purchased by Advanced Metal Industries Cluster and Toho Titanium Metal Co. Ltd (ATTM), a joint venture between AMIC and Toho Titanium Company Ltd. ATTM uses the TiCl4, which we supply by pipeline, for the production of titanium sponge. We expect this transaction to close in 2020. During the three months ended March 31, 2020, Tronox recorded $1 million for purchase of chlorine gas from ATTM and such amounts are recorded in "Cost of goods sold" on the unaudited Condensed Consolidated Statement of Operations. The amount due to ATTM as of March 31, 2020 for the purchase of chlorine gas was less than $1 million and is recorded within “Accounts payable”on the unaudited Condensed Consolidated Balance Sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Tronox Holdings plc’s unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019. This discussion and other sections in this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties, and actual results could differ materially from those discussed in the forward-looking statements as a result of numerous factors. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements also can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms.
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
Overview
Tronox Holdings plc (referred to herein as “Tronox,” “we,” “us,” or “our”) is a public limited company registered under the laws of England and Wales. As a result of the Re-domicile Transaction, Tronox Limited became a wholly-owned subsidiary of Tronox Holdings plc. On April 10, 2019, we completed the acquisition from National Industrialization Company ("Tasnee") of the TiO2 business of The National Titanium Dioxide Company Ltd. (“Cristal”) (the “Cristal Transaction”). In order to obtain regulatory approval for the Cristal Transaction, we were required to divest Cristal's North American TiO2 business, which was sold in May 2019. See Note 2 for further details on the Cristal Transaction.
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
Tronox Synergy Savings Program
On April 10, 2019, we completed the Cristal Transaction. During the second quarter of 2019 as part of our strategy for realizing value from the acquisition, we announced our goal of achieving approximately $220 million in operating synergies by 2022. These synergies are expected to be realized from the following areas:
•operational enhancements through, among other things, technology exchange, optimization of feedstock cost at pigment plants and performance improvements at the Yanbu plant in Saudi Arabia;
•feedstock initiatives including, among other things, maximizing synthetic rutile and slag output and better utilizing our diverse types of feedstock in our TiO2 plants and other initiatives that more efficiently integrate our global feesdtock chain;
•supply chain savings from, among other things, volume purchasing discounts for a range of raw materials and services, including shipping and freight, and rationalizing the production of our broad portfolio of TiO2 grades; and

•reductions in selling, general and administrative expenses primarily from employee-related costs and indirect spend consolidation.
In connection with realizing the synergies discussed above, during the year ended December 31, 2019 and including the three months ended March 31, 2020, we incurred restructuring costs of $24 million for employee related costs, including severance. See Note 3 of notes to unaudited condensed consolidated financial statements for further information on restructuring.
During the first quarter of 2020, we have delivered total synergies of $45 million, of which $38 million have been reflected in our EBITDA in the first quarter of 2020 and $7 million are cash and other synergies not reflected in EBITDA. Our synergy targets continue to be $190 million for 2020, $275 million for 2021 and $325 million for 2022.
Business Environment
The following discussion includes trends and factors that may affect future operating results:
During the current coronavirus pandemic, our operations have been designated as essential to support the continued manufacturing of products such as food and medical packaging, medical equipment, pharmaceuticals, and personal protective gear. As of the end of the quarter, all of our sites were running to planned production levels, excluding South Africa where we elected to shutdown the mining of ilmenite for a period of time near the end of the first quarter of 2020 and into a portion of the second quarter of 2020. During that time, we utilized our existing inventories of ilmenite to operate our smelters which operated at near-full rates to produce chloride slag with a reduced workforce through the 21-day countrywide lockdown period. On April 13, 2020, our South African mines and concentrators were back up and running at full capacity.
Our first quarter revenue increased 4% sequentially driven primarily by higher TiO2 volumes.  Average TiO2 selling prices remained stable, while Zircon average selling prices were 8% lower. The Covid-19 pandemic has impacted, and will continue to impact, our industry and business. Demand for TiO2 in North America has been the most resilient, as we benefit from our exposure to do-it-yourself coatings and packaging applications. Regions hit hardest by the virus have experienced lower than normal demand, including southern Europe, Brazil and India. Zircon demand remains mixed, with recovering volumes in China offset by weaker demand in southern Europe and India. Zircon volumes for the first quarter were in-line with fourth quarter 2019 volumes. Based upon the status of social restrictions, the announced plans for the re-opening of economies around the world, and our conversations with and public statements by our customers, we anticipate declines in second quarter TiO2 volumes versus first quarter 2020, while we expect Zircon volumes for the second quarter to remain largely in line with the first quarter.

Gross margin improved sequentially from the fourth quarter 2019 to the first quarter 2020 due to the favorable impacts of volume and mix, reductions in production costs and favorable impacts of foreign currency on costs. These impacts were partially offset by the negative impacts of average selling prices.
As of March 31, 2020, our total available liquidity was $570 million, including $420 million in cash and cash equivalents and $150 million available under revolving credit agreements including $123 million available under our Asset Backed Lending ("ABL") facility. Our total debt was $3.2 billion and net debt to trailing-twelve month Adjusted EBITDA pro forma for the Cristal transaction was 3.9x. There are no upcoming maturities on the Company’s term loan or bonds until 2024. The Company also has no financial covenants on its term loan or bonds and only one springing financial covenant on its ABL facility, which we do not expect to be triggered based on our current scenario planning.
On May 1, 2020, Tronox Incorporated, a wholly-owned indirect subsidiary of the Company, issued 6.5% senior secured notes due 2025 for an aggregate principal amount of $500 million (the "6.5%Senior Secured Notes due 2025"). A portion of the proceeds of this debt offering was utilized to repay the $200 million of the Company's outstanding borrowings under its Wells Fargo, Standard Bank, and Emirates revolvers.
Pro Forma Income Statement Information
The acquisition of the TiO2 business of Cristal on April 10, 2019 impacts the comparability of the reported results for 2020 compared to 2019. Since Tronox and Cristal have combined their respective businesses effective with the merger date of April 10, 2019, the three months ended March 31, 2020 reflect the results of the combined business, while the three months ended March 31, 2019 includes only the results of the legacy Tronox business. To assist with a discussion of the 2020 and

2019 results on a comparable basis, certain supplemental unaudited pro forma income statement information is provided on a consolidated basis and is referred to as "pro forma information".
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

Condensed Consolidated Results of Operations
Three Months Ended March 31, 2020 compared to the Three Months Ended March 31, 2019

	Reported Amounts			Pro Forma Amounts (1)
	Three Months Ended March 31,			Three Months Ended March 31,
	2020	2019	Variance	2020	2019	Variance
Net sales	$722	$390	$332	$722	$720	$2
Cost of goods sold	547	307	240	547	579	(32)
Gross profit	175	83	92	175	141	34
Gross Margin	24%	21%	3 pts	24%	20%	4 pts

Selling, general and administrative expenses	94	67	27	94	95	(1)
Restructuring	2	—	2	2	—	2
Income from operations	79	16	63	79	46	33
Interest expense	(45)	(49)	4	(45)	(55)	10
Interest income	3	9	(6)	3	3	—
Loss on extinguishment of debt	—	(2)	2	—	(2)	2
Other (expense) income, net	10	(2)	12	10	(3)	13
Income (loss) before income taxes	47	(28)	75	47	(11)	58
Income tax provision	(7)	(2)	(5)	(7)	(7)	—
Net (loss) income	$40	$(30)	$70	$40	$(18)	$58

Effective tax rate	15%	(7)%		15%	64%

EBITDA (2)	$160	$59	$101	$160	$128	$32
Adjusted EBITDA (2)	$174	$80	$94	$174	$141	$33
Adjusted EBITDA as% of Net Sales	24%	21%	3 pts	24%	20%	4 pts
_______________
(1)The pro forma amounts have been prepared on a basis consistent with Article 11 of Regulation S-X. See “Supplemental Pro Forma Information” section of the MD&A for further detail.

(2)EBITDA and Adjusted EBITDA are Non-U.S. GAAP financial measures. Please refer to the “Non-U.S. GAAP Financial Measures” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of these measures and a reconciliation of these measures to Net income (loss) from operations.
On a reported basis, net sales of $722 million for the three months ended March 31, 2020 increased by 85% compared to $390 million for the same period in 2019. The three months ended March 31, 2020 includes $326 million, or 45% revenue growth related to the acquired operations of Cristal. Incremental to the Cristal acquistion, increases in TiO2 sales volumes and higher CP slag volumes partially offset by lower Zircon sales resulted in increases in revenues related to in Tronox legacy operations. On a pro forma basis, net sales for the three months ended March 31, 2020 remained relatively flat in comparison to the same period in 2019.
Net sales by type of product for the three months ended March 31, 2020 and 2019 were as follows:
The table below presents reported revenue by product:

	Three Months Ended March 31,
	2020	2019	Variance	Percentage
TiO2	$580	$277	$303	109%
Zircon	65	64	1	2%
Feedstock and other products	77	49	28	57%
Total net sales	$722	$390	$332	85%
The table below presents pro forma revenue by product:

	Three Months Ended March 31,
(Millions of dollars)	2020	2019	Variance	Percentage
TiO2	$580	$570	$10	2%
Zircon	65	82	(17)	(21)%
Feedstock and other products	77	68	9	13%
Total net sales	$722	$720	$2	—%
On a reported basis, for the three months ended March 31, 2020, TiO2 revenue was higher by 109% or $303 million compared to the prior year quarter. The acquisition of Cristal benefited growth by $286 million, or 94%. In addition to the Cristal acquisition, the increase in TiO2 revenue for legacy Tronox operations benefited by a 7% or $21 million increase in sales volumes in legacy Tronox operations offset by a decrease of 1% or $2 million in average selling prices of TiO2. Foreign currency negatively impacted TiO2 revenue by $2 million due to the weakening of the Euro. Zircon revenues benefited by $15 million due to the Cristal acquisition. This increase in Zircon revenues was partially offset by a $14 million decline in legacy Tronox operations compared to the prior year quarter driven by a 16% reduction in average selling prices and a 6% reduction in sales volumes. Feedstock and other products revenues was $28 million higher from the year-ago quarter which includes $26 million related to Cristal. The increase in Feedstock and other products revenues for Tronox legacy operations was primarily driven by higher CP slag volumes.
On a pro forma basis, for the three months ended March 31, 2020, TiO2 revenue increased 2% compared to the prior year driven primarily by a $29 million increase in sales volumes partially offset by a $7 million decrease in average selling prices. Foreign currency negatively impacted TiO2 sales by $7 million or 1% due to the weakening of the Euro. Zircon revenues declined $17 million or 21% primarily due to a 16% decline in average sales prices and a 7% decline in sales volumes. Feedstock and other products revenues increased primarily due to higher sales volumes of CP slag.
On both an as reported and pro forma basis, first quarter revenue of 2020 increased 4% when compared to the fourth quarter of 2019 driven by a 7% increase in TiO2 volumes partially offset by a 8% decrease in average selling prices of Zircon.

Feedstock and other products revenue was lower driven by lower CP slag average selling prices offset by higher CP slag sales volumes.
On a reported basis, our gross margin of $175 million was 24% of net sales compared to 21% of net sales in the year-ago quarter. The increase in gross margin is primarily due to:
•the favorable impact of 10 points due to the reduction of production costs, primarily due to lower energy costs and process chemicals costs and improved production synergies;
•the net favorable impact of 3 points related to foreign currency primarily due to a favorable impact on cost of goods sold due to the South African rand and Australian dollar partially offset by an unfavorable impact on sales due to the South African rand and Euro;
•the inclusion of Cristal’s results, which operates at a lower gross margin than legacy Tronox, reduced gross margin by 7 points due to higher operating costs and lower grade at Cristal mining offset by synergies realized; and
•the unfavorable impact of 3 points on gross margin for volume, product mix and sales prices.
On a pro forma basis, our gross margin of $175 million was 24% of net sales compared to 20% of net sales in the year-ago quarter. The increase in gross margin is primarily due to:
•the favorable impact of 4 points from reduction of production costs, primarily due to lower energy and process chemicals costs and improved production and cost structures as a result of synergy initiatives;
•the net favorable impact of 3 points of foreign currency on cost of goods sold due to the South African rand and Australian dollar;
•the unfavorable impact of 2 points caused by a decrease in both TiO2 and Zircon selling prices;
•the unfavorable impact of 1 point of foreign currency on sales due to the Euro and South African rand.

On a reported basis, selling, general and administrative expenses increased by $27 million or 40% during the three months ended March 31, 2020 compared to the same period of the prior year. The acquisition of Cristal accounted for $20 million of the increase. In addition to the Cristal expenses were $5 million of higher employee-related costs and a $4 million increase in integration costs partially offset by a $3 million decrease in research and development expenses and lower professional services of $1 million. On a pro forma basis, selling, general and administrative expenses remained consistent period over period.
On both a reported and pro forma basis, we recorded restructuring expenses of $2 million for employee-related costs associated with headcount reductions during the three months ended March 31, 2020. See Note 3 of notes to unaudited condensed consolidated financial statements.
On a reported basis, income from operations for the three months ended March 31, 2020 was $79 million compared to income from operations of $16 million in the prior year period. The increase of $63 million was primarily due to the higher gross margin partially offset by higher SG&A expenses discussed above.
On a pro forma basis, income from operations for the three months ended March 31, 2020 increased $33 million to $79 million from $46 million in the prior year period primarily due to higher gross margin as discussed above.
On a reported basis, adjusted EBITDA as a percentage of net sales was 24% for the three months ended March 31, 2020, an increase of 3 points from 21% in the prior year. The higher gross margin partially offset by the higher SG&A expenses as discussed above were the primary drivers of the year-over-year increase in Adjusted EBITDA percentage.
On a pro forma basis, adjusted EBITDA as a percentage of net sales was 24% for the three months ended March 31, 2020, an increase of 4 points from 20% in the prior year. The higher gross margin as discussed above was the primary driver of the year-over-year increase in Adjusted EBITDA percentage.
On a reported basis, interest expense for the three months ended March 31, 2020 decreased by $4 million compared to the same period of 2019 primarily due to lower average debt outstanding balances and lower average interest rates.
On a pro forma basis, interest expense for the three months ended March 31, 2020 was lower by $10 million compared to the same period of 2019 due to lower average debt levels and lower interest rates in the current period versus the prior year period.

On a reported basis, interest income for the three months ended March 31, 2020 decreased by $6 million compared to the same period in 2019 due to lower cash balances from the use of cash and previously restricted cash in the second quarter of 2019 for the acquisition of the Cristal Transaction. On a pro forma basis, interest income for the three months ended March 31, 2020 remained flat in comparison to the same period in 2019.
On a reported basis, other income (expense), net for the three months ended March 31, 2020 primarily consisted of $13 million of net realized and unrealized foreign currency gains. The foreign currency gains were primarily driven by the South African rand and the Australian dollars used in the remeasurement of our U.S. dollar denominated working capital balances partially offset by the impact of our foreign currency derivatives. In the prior year period, we recognized a $1 million expense for the potential payment to Exxaro equal to any South African capital gains tax assessed on Exxaro in respect of any profit arising to it on the disposal of any of its ordinary shares in Tronox Holdings plc as a result of the Re-domicile Transaction (see Note 20 of notes to unaudited condensed consolidated financial statements for additional information). The payment to Exxaro was fully paid in January 2020.
On a pro forma basis, other income (expense), net for the three months ended March 31, 2020 was higher than the prior year period primarily due to the pro forma results including foreign currency losses for legacy Cristal operations in the prior year, mostly offset by the reasons previously discussed.
We continue to maintain full valuation allowances related to the total net deferred tax assets in the U.S. and Australia. We have full valuation allowances in Australia, Belgium, Brazil, Switzerland, and the U.S.  The provisions for income taxes associated with these jurisdictions include no tax benefits with respect to losses incurred and tax expense only to the extent of current tax payments. Additionally, we have valuation allowances against other specific tax assets.
On a reported basis, the effective tax rate was 15% and (7)% for the three months ended March 31, 2020 and 2019, respectively. The effective tax rates for the three months ended March 31, 2020 and 2019 are influenced by a variety of factors, primarily income and losses in jurisdictions with valuation allowances, disallowable expenditures, restructuring impacts, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate. On a pro forma basis, the effective tax rate was 15% and 64% for the three months ended March 31, 2020 and 2019, respectively.
Other Comprehensive (Loss) Income
Other comprehensive loss was $270 million for the three months ended March 31, 2020 as compared to none for the prior year period. The increase in loss in 2020 compared to the prior year was primarily driven by unfavorable foreign currency translation adjustments of $188 million in the current year period compared to none in the prior year primarily due to the movement in the South Africa rand coupled with a net loss of $83 million in derivative instruments of which there were no comparable amounts in the prior year.
Liquidity and Capital Resources
The following table presents our liquidity as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(Millions of U.S. dollars)
Cash and cash equivalents	$420	$302
Available under the Wells Fargo Revolver	123	209
Available under the Standard Credit Facility	22	72
Available under the Emirates Revolver	—	46
Available under the SABB Facility	5	19
Total	$570	$648
As discussed previously, on May 1, 2020, the Company increased liquidity by issuing its 6.5% senior secured notes due 2025 for an aggregate principal amount of $500 million. A portion of the proceeds of this debt offering was utilized to repay the $200 million of its outstanding borrowings under the Company's Wells Fargo, Standard Bank, and Emirates revolvers.

Historically, we have funded our operations and met our commitments through cash generated by operations, issuance of unsecured notes, bank financings and borrowings under lines of credit. In the next twelve months, we expect that our operations and available borrowings under our debt financings and revolving credit agreements (see Note 12 of notes to consolidated financial statements) will provide sufficient cash for our operating expenses, capital expenditures, interest payments and debt repayments. This is predicated on our achieving our forecast which could be negatively impacted by items outside of our control, in particular, macroeconomic conditions, including the economic impacts caused by the coronavirus pandemic. If negatives events occur, we may need to reduce our capital expenditures and reduce operating costs and other items to maintain adequate liquidity.
Working capital (calculated as current assets less current liabilities) was $1.2 billion at March 31, 2020 compared to $1.4 billion at December 31, 2019.
As of and for the three months ended March 31, 2020, the non-guarantor subsidiaries of our Senior Notes due 2025 represented approximately 18% of our total consolidated liabilities, approximately 32% of our total consolidated assets, approximately 42% of our total consolidated net sales and approximately 46% of our consolidated EBITDA (as such term is defined in the 2025 Indenture). In addition, as of March 31, 2020, our non-guarantor subsidiaries had $781 million of total consolidated liabilities (including trade payables but excluding intercompany liabilities), all of which would have been structurally senior to the 2025 Notes. See Note 12 of notes to unaudited condensed consolidated financial statements.
At March 31, 2020, we had outstanding letters of credit and bank guarantees of $71 million. See Note 16 of notes to unaudited condensed consolidated financial statements.
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
As of March 31, 2020, our credit rating with Moody’s and Standard & Poor’s changed from December 31, 2019 from B1 positive to B1 stable outlook and from B stable to B negative outlook, respectively. See Note 12 of notes to unaudited condensed consolidated financial statements.
Cash and Cash Equivalents
We consider all investments with original maturities of three months or less to be cash equivalents. As of March 31, 2020, our cash and cash equivalents were primarily invested in money market funds. We maintain cash and cash equivalents in bank deposit and money market accounts that may exceed federally insured limits. The financial institutions where our cash and cash equivalents are held are highly rated and geographically dispersed, and we have a policy to limit the amount of credit exposure with any one institution. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk.
The use of our cash includes payment of our operating expenses, capital expenditures, servicing our interest and debt repayment obligations, making pension contributions and making quarterly dividend payments.
Repatriation of Cash
At March 31, 2020, we held $420 million in cash and cash equivalents in these respective jurisdictions: $151 million in the United States, $94 million in Europe, $52 million in Australia, $57 million in South Africa, $23 million in Brazil, $19 million in Saudi Arabia and $24 million in China. Our credit facilities limit transfers of funds from subsidiaries in the United States to certain foreign subsidiaries. In addition, at March 31, 2020, we held $9 million of restricted cash primarily in Australia related to performance bonds.
Tronox Holdings plc has foreign subsidiaries with undistributed earnings at March 31, 2020. We have made no provision for deferred taxes related to these undistributed earnings because they are considered indefinitely reinvested in the foreign jurisdictions.

Cash Dividends on Ordinary Shares
On May 6, 2020, the Board declared a quarterly dividend of $0.07 per share to holders of our ordinary shares at the close of business on May 18, 2020, which will be paid on May 29, 2020.
Debt Obligations
In March 2020, the Company took precautionary measures and drewdown $200 million of its outstanding borrowings under its Wells Fargo, Standard Bank, and Emirates revolvers in order to increase liquidity and preserve financial flexibility. As discussed below, the Company repaid the outstanding balances of these short-term credit facilities with a portion of the proceeds of the 6.5% senior secured notes due 2025. Additionally, during the three months ended March 31, 2020, our KSA subsidiary drew down $13 million on its SABB Credit Facility for local working capital purposes. As of March 31, 2020, the short-term debt balance was $212 million based on the March 31, 2020 exchange rate. There were no short term debt balances at December 31, 2019.
At both March 31, 2020 and December 31, 2019, our long-term debt, net of unamortized discount and debt issuance costs was $3.0 billion.
At March 31, 2020 and December 31, 2019, our net debt (the excess of our debt over cash and cash equivalents) was $2.6 billion and $2.7 billion, respectively. See Note 12 of notes to unaudited condensed consolidated financial statements.
On May 1, 2020, Tronox Incorporated, a wholly-owned indirect subsidiary of the Company, issued its 6.5% senior secured notes due 2025 for an aggregate principal amount of $500 million. A portion of the proceeds of this debt offering was utilized to repay the $200 million of the Company's outstanding borrowings under its Wells Fargo, Standard Bank, and Emirates revolvers.
Cash Flows
The following table presents cash flow for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(Millions of U.S. dollars)
Cash (used in) provided by operating activities	$(28)	$39
Cash used in investing activities	(38)	(50)
Cash provided by financing activities	193	50
Effects of exchange rate changes on cash and cash equivalents and restricted cash	(9)	(1)
Net increase in cash, cash equivalents and restricted cash	$118	$38
Cash Flows used in Operating Activities — Cash used in operating activities is driven by net income adjusted for non-cash items and changes in working capital items. The following table provides our net cash provided by operating activities for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(Millions of U.S. dollars)
Net income (loss)	$40	$(30)
Adjustments for non-cash items	96	62
Income related cash generation	136	32
Net change in assets and liabilities (“working capital changes”)	(164)	7
Cash (used in) provided by operating activities	$(28)	$39

Net cash used in operating activities was $28 million as compared to net cash provided by operating activities of $39 million in the prior year. The change period over period is due to a higher use of cash from working capital in the current year period. Higher use of cash from working capital was caused primarily by a higher use of cash of $92 million for accounts receivable due to the higher sales in the current year due to the Cristal Transaction coupled with a $54 million higher use of cash for accounts payable and accrued liabilities due to timing of payments.
Cash Flows used in Investing Activities — Net cash used in investing activities for the three months ended March 31, 2020 was $38 million as compared to $50 million for the same period in 2019. The current year represents $38 million of capital expenditures as compared to $25 million in the prior year. The increase is attributable to the acquisition of Cristal. The prior year is also comprised of a loan of $25 million to AMIC related to the Jazan Slagger, a titanium slag smelter facility (see Notes 1 and 20 of notes to unaudited condensed consolidated financial statements for a discussion of the Jazan Slagger) of which there were no comparable amounts in the current year.
Cash Flows provided by Financing Activities —Net cash provided by financing activities during the three months ended March 31, 2020 was $193 million as compared to $50 million for the three months ended March 31, 2019. The current year is primarily comprised of $213 million from the proceeds from a draw down of $200 million on our revolvers in March 2020 as a precautionary measure to increase liquidity and preserve financial stability in response to the coronavirus pandemic (see Note 12 of notes to unaudited condensed consolidated financial statements). Additionally, during the three months ended March 31, 2020, our KSA subsidiary drew down $13 million on its SABB Credit Facility for local working capital purposes. Partially offsetting these proceeds was a use of cash of $10 million for the payment of dividends during the first quarter of 2020 and repayments of long-term debt of $7 million. For the three months ended March 31, 2019, cash flows provided by financing activities was primarily driven by proceeds of $222 million from the Standard Bank Term and proceeds of $94 million from the Wells Fargo and Standard Bank Revolvers partially offset by a payment of $148 million for the acquisition of Exxaro’s ownership interest in Tronox Sands and repayments of $101 million against our Term Loan Facility.
Contractual Obligations
The following table sets forth information relating to our contractual obligations as of March 31, 2020:

	Contractual Obligation Payments Due by Year (3)(4)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of U.S. dollars)
Long-term debt, net and lease financing (including interest) (1)	$4,009	399	379	2,097	1,134
Purchase obligations (2)	451	186	123	73	69
Operating leases	103	41	43	11	8
Asset retirement obligations(5)	395	23	61	36	275
Total	$4,958	649	606	2,217	1,486
__________________
(1)We calculated the Term Loan interest at a base rate of 2.0% plus a margin of 2.75%. See Note 12 of notes to our unaudited condensed consolidated financial statements.
(2)Includes obligations for purchase requirements of process chemicals, supplies, utilities and services. We have various purchase commitments for materials, supplies, and services entered into in the ordinary course of business. Included in the purchase commitments table above are contracts, which require minimum volume purchases that extend beyond one year or are renewable annually and have been renewed for 2019. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. We believe that all of our purchase obligations will be utilized in our normal operations.
(3)The table excludes contingent obligations, as well as any possible payments for uncertain tax positions given the inability to estimate the possible amounts and timing of any such payments.
(4)The table excludes commitments pertaining to our pension and other postretirement obligations.
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

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2020	2019
	(Millions of U.S. dollars)
Net income (loss) (U.S. GAAP)	$40	$(30)
Interest expense	45	49
Interest income	(3)	(9)
Income tax provision	7	2
Depreciation, depletion and amortization expense	71	47
EBITDA (non-U.S. GAAP)	160	59
Share-based compensation (a)	9	8
Transaction costs (b)	—	8
Restructuring (c)	2	—
Integration costs (d)	6	—
Loss on extinguishment of debt (e)	—	2
Foreign currency remeasurement (f)	(10)	(1)
Other items (g)	7	4
Adjusted EBITDA (non-U.S. GAAP)	$174	$80

(a) Represents non-cash share-based compensation. See Note 18 of notes to unaudited condensed consolidated financial statements.
(b) 2019 amount represents transaction costs associated with the Cristal Transaction which were recorded in “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations.
(c) Represents amounts for employee-related costs, including severance. See Note 3 of notes to unaudited condensed consolidated financial statements.
(d) Represents integration costs associated with the Cristal acquisition after the acquisition which were recorded in “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations.
(e) 2019 amount represents the loss in connection with the modification of the Wells Fargo Revolver and termination of the ABSA Revolver. See Note 12 of notes to unaudited condensed consolidated financial statements.
(f) Represents realized and unrealized gains and losses associated with foreign currency remeasurement related to third-party and intercompany receivables and liabilities denominated in a currency other than the functional currency of the entity holding them, which are included in “Other income (expense), net” in the unaudited Condensed Consolidated Statements of Operations.
(g) Includes noncash pension and postretirement costs, asset write-offs, accretion expense and other items included in “Selling general and administrative expenses”, “Cost of goods sold” and “Other income (expense), net” in the unaudited Condensed Consolidated Statements of Operations.

The following table reconciles net loss to EBITDA and Adjusted EBITDA on a pro forma basis for the periods presented:

	Pro Forma Three Months Ended March 31,
	2020	2019
	(Millions of U.S. dollars)
Net income (loss) (U.S. GAAP)	$40	$(18)
Interest expense	45	55
Interest income	(3)	(3)
Income tax provision	7	7
Depreciation, depletion and amortization expense	71	87
EBITDA (non-U.S. GAAP)	160	128
Share-based compensation	9	8
Restructuring	2	—
Integration costs	6	—
Loss on extinguishment of debt	—	2
Foreign currency remeasurement	(10)	(1)
Other items	7	4
Adjusted EBITDA (non-U.S. GAAP)	$174	$141

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

Supplemental Pro Forma Information
To assist in the discussion of the 2020 and 2019 results on a comparable basis, certain supplemental unaudited pro forma income statement and adjusted EBITDA information is provided on a consolidated basis. The pro forma information has been prepared on a basis consistent with Article 11 of Regulation S-X, assuming the merger and merger-related divestitures of Cristal's North American TiO2 business and the 8120 paper laminate grade had been consummated on January 1, 2018. The unaudited pro forma financial information reflects certain adjustments related to the acquisition, such as:
(1)conforming the accounting policies of Cristal to those applied by Tronox;
(2)conversion to U.S. GAAP from IFRS for Cristal;
(3)the elimination of transactions between Tronox and Cristal;
(4)recording certain incremental expenses resulting from purchase accounting adjustments, such as inventory step-up amortization, depreciation, depletion and amortization expense in connection with fair value adjustments to property, plant and equipment, mineral leases and intangible assets;
(5)recording the contract loss on the sale of the 8120 product line as a charge in the first quarter of 2018;
(6)recording the effect on interest expense related to borrowings in connection with the Cristal Transaction; and
(7)recording the related tax effects and impacts to EPS for the shares issued in conjunction with the transaction.
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
The following unaudited pro forma information includes:
•Pro forma statement of operations for the three months ended March 31, 2020 and 2019
•Pro forma Adjusted EBITDA for the three months ended March 31, 2020 and 2019
Pro forma Information for the three months ended March 31, 2020:

For the three months ended March 31, 2020, the pro forma statement of operations and pro forma Adjusted EBITDA information were the same as the as reported statement of operations and as reported Adjusted EBITDA information.

Pro forma Information for the three months ended March 31, 2019:

TRONOX HOLDINGS PLC
Pro Forma Statement of Operations Information
For The Three months ended March 31, 2019
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

		Pro Forma Adjustments
	Tronox Holdings plc	Cristal (a)	Other		Total	Pro Forma
Net sales	$390	$343	$(13)	(b)	$330	$720
Cost of goods sold	307	263	9	(c)	272	579
Gross profit	83	80	(22)		58	141
Selling, general and administrative expenses	67	56	(28)	(d)	28	95
Income from operations	16	24	6		30	46
Interest expense	(49)	(5)	(1)	(e)	(6)	(55)
Interest income	9	—	(6)	(f)	(6)	3
Loss on extinguishment of debt	(2)	—	—		—	(2)
Other income (expense), net	(2)	(1)	—		(1)	(3)
Income before income taxes	(28)	18	(1)		17	(11)
Income tax (provision) benefit	(2)	(4)	(1)		(5)	(7)
Net income (loss)	(30)	14	(2)		12	(18)
Net income attributable to noncontrolling interest	4	1	—		1	5
Net income (loss) attributable to Tronox Holdings plc	$(34)	$13	$(2)		$11	$(23)

Net income per share, basic	$(0.27)					$(0.14)
Net income per share, diluted	$(0.27)					$(0.14)

Weighted average shares outstanding, basic (in thousands)	124,296					161,876
Weighted average shares outstanding, diluted (in thousands)	124,296					161,876

Pro Forma Adjustments
(a) Includes results for Cristal for period of January 1, 2019 through March 31, 2019.
(b) The adjustment to net sales includes $11 million to eliminate sales between Tronox and Cristal and $2 million to eliminate revenue associated with the divestiture of the 8120 paper laminate product grade.
(c) The adjustment to cost of goods sold includes (i) a credit of $11 million for the elimination of sales between Tronox and Cristal, and (ii) a decrease of $1 million for the decrease in DD&A expense as a result of fair value adjustments to property, plant and equipment and mineral leases. Cost of goods sold also includes a reclassification of expenses of $21 million from SG&A to cost of goods sold for distribution costs as part of our accounting policy alignment.
(d) The adjustment to SG&A includes (i) the elimination of $9 million in non-recurring acquisition-related transaction costs incurred, (2) the reclassification of $21 million in expenses from SG&A to cost of goods sold, and (3) a $2 million increase in amortization expense as a result of fair value adjustments to intangible assets.
(e) The adjustment to interest expense of $1 million reflects interest incurred on incremental borrowings under the Wells Fargo Revolver used to close the Cristal acquisition.
(f) The adjustment to interest income of $6 million reflects the elimination of interest earned on cash balances that were used to acquire Cristal.

TRONOX HOLDINGS PLC
Pro Forma Adjusted EBITDA Information
For The Three months ended March 31, 2019
(Millions of U.S. dollars)

		Pro Forma Adjustments
	Tronox Holdings plc	Cristal (1)	Other	Total	Pro Forma
Net income (loss) (U.S. GAAP)	$(30)	$14	$(2)	$12	$(18)
Interest expense	49	5	1	6	55
Interest income	(9)	—	6	6	(3)
Income tax provision	2	4	1	5	7
Depreciation, depletion and amortization expense	47	39	1	40	87
EBITDA (non-U.S. GAAP)	59	62	7	69	128
Share-based compensation	8	—	—	—	8
Transaction costs	8	1	(9)	(8)	—
Loss on extinguishment of debt	2	—	—	—	2
Foreign currency remeasurement	(1)	—	—	—	(1)
Other items	4	—	—	—	4
Adjusted EBITDA (non-U.S. GAAP)	$80	$63	$(2)	$61	$141

(1) Includes results for Cristal for the period of January 1, 2019 through March 31, 2019.

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
Credit Risk
Credit risk is the risk that a borrower or a counterparty will fail to meet their obligations. A significant portion of our liquidity is concentrated in trade accounts receivable that arise from sales of our products to customers. In the case of TiO2, the high level of industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions (e.g., the coronavirus pandemic may increase our credit risk as a result of the difficult economic environment). We have significant exposure to credit risk in industries that are affected by cyclical economic fluctuations. We perform ongoing credit evaluations of our customers from time to time, as deemed appropriate, to mitigate credit risk but generally do not require collateral. Our contracts typically enable us to tighten credit terms if we perceive additional credit risk; however, historic losses due to write offs of bad debt have been relatively low. In addition, due to our international operations, we are subject to potential trade restrictions and sovereign risk in certain countries in which we operate. We maintain allowances for potential credit losses based on specific customer review and current financial conditions. During the three months ended March 31, 2020 and 2019, our ten largest third-party customers represented approximately 29% and 42%, respectively, of our consolidated net sales. During the three months ended March 31, 2020 and 2019, no single customer accounted for 10% of our consolidated net sales.
Interest Rate Risk
Interest rate risk arises from the possibility that changes in interest rates will impact our financial results. We are exposed to interest rate risk on our floating rate debt, the Term Loan Facility, Standard Bank Term Loan Facility, Tikon Loan and Wells Fargo, Standard Bank Revolver, Emirates Revolver and SABB Credit Facility balances. Using a sensitivity analysis as of March 31, 2020, a hypothetical 1% increase in interest rates would result in a net decrease to pre-tax income of approximately $10 million on an annualized basis. This is due to the fact that earnings on our floating rate financial assets of $428 million at March 31, 2020 would increase by the full 1%, offsetting the impact of a 1% increase in interest expense on our floating rate debt of $1.4 billion.
During 2019, we entered into interest-rate swap agreements for a portion of our Term Loan Facility, which effectively converts the variable rate to a fixed rate for a portion of the loan. The agreements expire in September 2024. The Company’s objectives in using the interest-rate swap agreements are to add stability to interest expense and to manage its exposure to interest rate movements.
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
As of March 31, 2020, we had notional amounts of (i) 2.9 billion South African rands that expire between April 29, 2020 and February 25, 2021 to reduce the exposure of our South African subsidiaries’ third party sales to fluctuations in currency rates, and (ii) 691 million Australian dollars that expire between April 29, 2020 and December 30, 2021 to reduce the exposure of our Australian subsidiaries’ cost of sales to fluctuations in currency rates. At March 31, 2020,  the unrealized net loss associated with these open contracts of approximately $30 million is included in "Accumulated other comprehensive loss” on the unaudited Condensed Consolidated Balance Sheet.
We enter into foreign currency contracts for the South African rand and Australian dollar to reduce exposure of our foreign affiliates’ balance sheet to fluctuations in foreign currency rates. At March 31, 2020, the fair value of the foreign currency contracts was a loss of $10 million.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of Tronox’s management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”), as of March 31, 2020, the end of the period covered by this report. Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date. Tronox’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Tronox in the reports that it files or submits under the Exchange Act is accumulated and communicated to Tronox’s management, including Tronox’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date.
An evaluation of our internal control over financial reporting was also performed to determine whether any changes have occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Information required by this item is incorporated herein by reference to the section captioned “Notes to Consolidated Financial Statements, Note 16- Commitments and Contingencies” of this Form 10-Q.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” included in our Annual Report on Form 10-K and any subsequent filings thereto with the SEC. The risks described herein or in the Form 10-K and any subsequent filings thereto with the SEC are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than the COVID related risk factor filed on Form 8-K with the SEC on April 23, 2020, there have been no material changes from the risk factors disclosed under the heading “Risk Factors” in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On May 7, 2020, the Company announced that Mr. Robert Loughran, Vice President and Corporate Controller of the Company, will be leaving the Company to pursue other opportunities effective as of June 5, 2020. Since joining the Company on April 2, 2018, Mr. Loughran has been a valuable member of the Company’s management team, with responsibility over financial reporting and playing a leading role in all aspects of the integration of the combined finance function, as well as accounting for the business combination with the Cristal TiO2 business. Mr. Loughran’s departure is not the result of any disagreement regarding the Company's operations, financial reporting or accounting policies, procedures, estimates or judgments. Mr. Carlson, the Company’s Chief Financial Officer, will also assume the role of Principal Accounting Officer, effective as of June 5, 2020.

Item 6. Exhibits

Exhibit No.

31.1	Rule 13a-14(a) Certification of Jeffry N. Quinn. (furnished herewith)

31.2	Rule 13a-14(a) Certification of Timothy Carlson. (furnished herewith)

32.1	Section 1350 Certification for Jeffry N. Quinn. (furnished herewith)

32.2	Section 1350 Certification for Timothy Carlson. (furnished herewith)

4.1
Indenture, dated as of May 1, 2020 among Tronox Incorporated, the Company and the other guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Tronox Holdings plc on May 1, 2020.)

101	The following financial statements from Tronox Holdings plc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020, which has been formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:
May 7, 2020

TRONOX HOLDINGS PLC (Registrant)

By:	/s/ Robert Loughran
Name:	Robert Loughran
Title:	Vice President, Corporate Controller

By:	/s/ Timothy Carlson
Name:	Timothy Carlson
Title:	Senior Vice President and Chief Financial Officer