Form 10-Q
period 2020-06-30
Tronox Holdings plc
filed 2020-07-30
CIK 1530804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
As of July 20, 2020, the Registrant had 143,519,623 ordinary shares outstanding.

Item 1. Financial Statements (Unaudited)

Page No.

Unaudited Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2020 and 2019	4
Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three Months and Six Months Ended June 30, 2020 and 2019	5
Unaudited Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019	6
Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2020 and 2019	7
Unaudited Condensed Consolidated Statement of Shareholders’ Equity for the Three Months and Six Months Ended June 30, 2020 and 2019	10
Notes to Unaudited Condensed Consolidated Financial Statements	12

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$578	$791	$1,300	$1,181
Cost of goods sold	449	672	996	979
Contract loss	—	19	—	19
Gross profit	129	100	304	183
Selling, general and administrative expenses	80	103	174	170
Restructuring	—	10	2	10
Income (loss) from operations	49	(13)	128	3
Interest expense	(47)	(54)	(92)	(103)
Interest income	2	3	5	12
Loss on extinguishment of debt	—	—	—	(2)
Other income, net	2	5	11	3
Income (loss) from continuing operations before income taxes	6	(59)	52	(87)
Income tax (provision) benefit	(10)	4	(16)	2
Net (loss) income from continuing operations	(4)	(55)	36	(85)
Net loss from discontinued operations, net of tax	—	(1)	—	(1)
Net (loss) income	(4)	(56)	36	(86)
Net income attributable to noncontrolling interest	—	6	8	10
Net (loss) income attributable to Tronox Holdings plc	$(4)	$(62)	$28	$(96)

Net (loss) income per share, basic:
Continuing operations	$(0.03)	$(0.41)	$0.19	$(0.69)
Discontinued operations	$—	$—	$—	$—
Net (loss) income per share, basic	$(0.03)	$(0.41)	$0.19	$(0.69)

Net (loss) income per share, diluted:
Continuing operations	$(0.03)	$(0.41)	$0.19	$(0.69)
Discontinued operations	$—	$—	—	$—
Net (loss) income per share, diluted	$(0.03)	$(0.41)	$0.19	$(0.69)

Weighted average shares outstanding, basic (in thousands)	143,465	150,686	143,080	137,569
Weighted average shares outstanding, diluted (in thousands)	143,465	150,686	143,644	137,569
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(Millions of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(4)	$(56)	$36	$(86)
Other comprehensive (loss) income:
Foreign currency translation adjustments	16	22	(172)	22
Pension and postretirement plans:
Actuarial losses, (net of taxes of less than $1 million in both the three and six months ended June 30, 2020 and nil in both the three months and six months ended June 30, 2019)	(2)	—	(2)	—
Amortization of unrecognized actuarial losses, (net of taxes of less than $1 million in both the three and six months ended June 30, 2020 and less than $1 million in both the three months and six months ended June 30, 2019)	1	1	2	1
Total pension and postretirement gains (losses)	(1)	1	—	1
Realized (gains) losses on derivatives reclassified from accumulated other comprehensive loss to the Condensed Consolidated Statement of Operations	6	(1)	11	(1)
Unrealized (losses) gains on derivative financial instruments, (net of tax expense of $3 million and nil for the three months ended June 30, 2020 and 2019, respectively and net of tax benefit of $7 million and nil for the six months ended June 30, 2020 and 2019, respectively) - See Note 14	40	(22)	(48)	(22)

Other comprehensive income (loss)	61	—	(209)	—

Total comprehensive income (loss)	57	(56)	(173)	(86)

Comprehensive (loss) income attributable to noncontrolling interest:
Net income	—	6	8	10
Foreign currency translation adjustments	—	4	(47)	15
Comprehensive (loss) income attributable to noncontrolling interest	—	10	(39)	25

Comprehensive income (loss) attributable to Tronox Holdings plc	$57	$(66)	$(134)	$(111)
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	June 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$722	$302
Restricted cash	27	9
Accounts receivable (net of allowance for credit losses of $4 million and $5 million as of June 30, 2020 and December 31, 2019, respectively)	439	482
Inventories, net	1,174	1,131
Prepaid and other assets	135	143
Income taxes receivable	10	6
Total current assets	2,507	2,073
Noncurrent Assets
Property, plant and equipment, net	1,642	1,762
Mineral leaseholds, net	778	852
Intangible assets, net	195	208
Lease right of use assets, net	86	101
Deferred tax assets	103	110
Other long-term assets	171	162
Total assets	$5,482	$5,268

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$322	$342
Accrued liabilities	305	283
Short-term lease liabilities	37	38
Short-term debt	13	—
Long-term debt due within one year	46	38
Income taxes payable	4	1
Total current liabilities	727	702
Noncurrent Liabilities
Long-term debt, net	3,427	2,988
Pension and postretirement healthcare benefits	151	160
Asset retirement obligations	145	142
Environmental liabilities	70	65
Long-term lease liabilities	48	62
Deferred tax liabilities	145	184
Other long-term liabilities	41	49
Total liabilities	4,754	4,352

Commitments and Contingencies - Note 17	—	—
Shareholders’ Equity
Tronox Holdings plc ordinary shares, par value $0.01 — 143,523,476 shares issued and outstanding at June 30, 2020 and 141,900,459 shares issued and outstanding at December 31, 2019	1	1
Capital in excess of par value	1,854	1,846
Accumulated deficit	(485)	(493)
Accumulated other comprehensive loss	(768)	(606)
Total Tronox Holdings plc shareholders’ equity	602	748
Noncontrolling interest	126	168
Total equity	728	916
Total liabilities and equity	$5,482	$5,268
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Millions of U.S. dollars)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$36	$(86)
Net income from discontinued operations, net of tax	—	(1)
Net income (loss) from continuing operations	$36	$(85)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities, continuing operations:
Depreciation, depletion and amortization	143	131
Deferred income taxes	6	(13)
Share-based compensation expense	11	15
Amortization of deferred debt issuance costs and discount on debt	5	4
Loss on extinguishment of debt	—	2
Contract loss	—	19
Acquired inventory step-up recognized in earnings	—	55
Other non-cash items affecting net (loss) income from continuing operations	31	17
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net of allowance for credit losses	25	(43)
(Increase) decrease in inventories, net	(117)	31
Increase in prepaid and other assets	(18)	(8)
(Decrease) increase in accounts payable and accrued liabilities	(16)	32
Net changes in income tax payables and receivables	(3)	(8)
Changes in other non-current assets and liabilities	(31)	(16)
Cash provided by operating activities - continuing operations	72	133

Cash Flows from Investing Activities:
Capital expenditures	(82)	(81)
Cristal Acquisition	—	(1,603)
Proceeds from sale of Ashtabula	—	707
Insurance proceeds	1	10
Loans	(12)	(25)
Proceeds from sale of assets	1	1
Cash used in investing activities - continuing operations	(92)	(991)

Cash Flows from Financing Activities:
Repayments of long-term debt	(15)	(215)
Proceeds from long-term debt	500	222
Repurchase of common stock	—	(252)
Proceeds from short-term debt	13	—
Acquisition of noncontrolling interest	—	(148)
Debt issuance costs	(9)	(4)
Dividends paid	(20)	(14)
Restricted stock and performance-based shares settled in cash for withholding taxes	(3)	(6)
Cash provided by (used in) financing activities - continuing operations	466	(417)

Discontinued Operations:
Cash used in operating activities	—	(15)
Cash used in investing activities	—	(1)
Net cash flows used by discontinued operations	—	(16)

Effects of exchange rate changes on cash and cash equivalents and restricted cash	(8)	1

Net increase (decrease) in cash, cash equivalents and restricted cash	438	(1,290)
Cash, cash equivalents and restricted cash at beginning of period	311	1,696
Cash, cash equivalents and restricted cash at end of period	$749	$406

Supplemental cash flow information:
Interest paid, net	$77	$95

Income taxes paid	$13	$18
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Millions of U.S. dollars, except for shares)
For the three and six months ended June 30, 2020

	Tronox Holdings plc Ordinary Shares (in thousands)	Tronox Holdings plc Ordinary Shares (Amount)	Capital in Excess of par Value	(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Tronox Holdings plc Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2019	141,900	$1	$1,846	$(493)	$(606)	$748	$168	$916
Net income	—	—	—	32	—	32	8	40
Other comprehensive (loss) income	—	—	—		(223)	(223)	(47)	(270)
Share-based compensation	1,779	—	9	—	—	9	—	9
Shares cancelled	(313)	—	(3)	—	—	(3)	—	(3)
Measurement period adjustment related to Cristal acquisition	—	—		—		—	(3)	(3)
Ordinary share dividends ($0.07 per share)	—	—	—	(10)	—	(10)	—	(10)
Balance at March 31, 2020	143,366	$1	$1,852	$(471)	$(829)	$553	$126	$679

Net loss	—	—	—	(4)	—	(4)	—	(4)
Other comprehensive (loss) income	—	—	—	—	61	61	—	61
Share-based compensation	199	—	2	—	—	2	—	2
Shares cancelled	(42)	—	—	—	—	—	—	—
Ordinary share dividends ($0.07 per share)	—	—	—	(10)	—	(10)	—	(10)
Balance at June 30, 2020	143,523	$1	$1,854	$(485)	$(768)	$602	$126	$728
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)
(Unaudited)
(Millions of U.S. dollars, except for shares)
For the three and six months ended June 30, 2019

	Tronox Holdings plc Ordinary Shares (in thousands)	Tronox Holdings plc Ordinary Shares	Capital in Excess of par Value	(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Tronox Holdings plc Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2018	122,934	$1	$1,579	$(357)	$(540)	$683	$179	$862
Net (loss) income	—	—	—	(34)	—	(34)	4	(30)
Other comprehensive income (loss)	—	—	—	—	(11)	(11)	11	—
Share-based compensation	3,306	—	8	—	—	8	—	8
Shares cancelled	(502)	—	(6)	—	—	(6)	—	(6)
Acquisition of noncontrolling interest	—	—	3	—	(61)	(58)	(90)	(148)
Ordinary share dividends ($0.045 per share)	—	—	—	(6)	—	(6)	—	(6)
Balance at March 31, 2019	125,738	$1	$1,584	$(397)	$(612)	$576	$104	$680

Net (loss) income	—	—	—	(62)	—	(62)	6	(56)
Other comprehensive income (loss)	—	—	—	—	(4)	(4)	4	—
Share-based compensation	20	—	7	—	—	7	—	7
Shares cancelled	(4)	—	—	—	—	—	—	—
Shares issued for acquisition	37,580	—	526	—	—	526	—	526
Shares repurchased and cancelled	(18,957)	—	(257)	—	—	(257)	—	(257)
Cristal acquisition	—	—	—	—	—	—	36	36
Ordinary share dividends ($0.045 per share)	—	—	—	(7)	—	(7)	—	(7)
Balance at June 30, 2019	144,377	$1	$1,860	$(466)	$(616)	$779	$150	$929
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Millions of U.S. dollars, except share, per share and metric tons data or unless otherwise noted)

1. The Company
Tronox Holdings plc (referred to herein as "Tronox", "we", "us", or "our") operates titanium-bearing mineral sand mines and smelter operations in Australia, South Africa and Brazil to produce feedstock materials that can be processed into TiO2 for pigment, high purity titanium chemicals, including titanium tetrachloride, and Ultrafine© titanium dioxide used in certain specialty applications. It is our long-term strategic goal to be vertically integrated and consume all of our feedstock materials in our own nine TiO2 pigment facilities which we operate in the United States, Australia, Brazil, UK, France, the Netherlands, China and the Kingdom of Saudi Arabia (“KSA”). We believe that vertical integration is the best way to achieve our ultimate goal of delivering low cost, high-quality pigment to our coatings and other TiO2 customers throughout the world. The mining, beneficiation and smelting of titanium bearing mineral sands creates meaningful quantities of zircon, which we also supply to customers around the world.
We are a public limited company registered under the laws of England and Wales. Tronox was formerly listed on the New York Stock Exchange as Tronox Limited, a company registered under the laws of Western Australia. However, in March 2019, we re-domiciled to the United Kingdom, and as a result of the re-domiciling, Tronox Limited became a wholly-owned subsidiary of Tronox Holdings plc. Another significant corporate milestone occurred on April 10, 2019 when we completed the acquisition from National Industrialization Company ("Tasnee") of the TiO2 business of The National Titanium Dioxide Company Ltd. (“Cristal”) (the “Cristal Transaction”). That transaction doubled our size and expanded the number of TiO2 pigment facilities we operate from three to nine and gave us control of several new mines, particularly in Australia. In order to obtain regulatory approval for the Cristal Transaction, we were required to divest Cristal's North American TiO2 business, which was sold in May 2019. See Note 2 for further details on the Cristal Transaction.
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
The acquisition of Cristal has impacted the comparability of our financial statements. As the Cristal Transaction was completed on April 10, 2019, in accordance with ASC 805, the three and six month periods ended June 30, 2019 only include the results of the Cristal business since the date of the acquisition, while the three and six month periods ended June 30, 2020 include the results of the combined business.
In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, considered necessary for a fair statement of its financial position as of June 30, 2020, and its results of operations for the three and six months ended June 30, 2020 and 2019. Our unaudited condensed consolidated financial statements include the accounts of all majority-owned subsidiary companies. All intercompany balances and transactions have been eliminated in consolidation.
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
Recently Issued Accounting Pronouncements

During the quarter ended March 31, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform Financial Reporting.” This amendment is elective in nature. Amongst other aspects, this standard provides for practical expedients and exceptions to current accounting standards that reference a rate which is expected to be dissolved (e.g. London Interbank Offered Rate “LIBOR”) as it relates to hedge accounting, contract modifications and other transactions that reference this rate, subject to meeting certain criteria. The standard is effective for all entities as of March 12, 2020 through December 31, 2022. The company is currently evaluating the impact of the standard.
2. Acquisitions and Related Divestitures
TTI Acquisition
In May 2020, the Company announced that it had signed a definitive agreement to acquire the Tizir Titanium and Iron ("TTI") business from Eramet S.A. for approximately $300 million in cash, plus 3% per annum which accrues for the period from January 1, 2020 until the transaction closes. TTI is a titanium smelter located in Tyssedal, Norway which upgrades ilmenite to produce high-grade titanium slag and high-purity pig iron with an annual capacity of approximately 230,000 tons and 90,000 tons, respectively.

Pursuant to the definitive agreement, we are required to pay to Eramet S.A. a termination fee of $18 million if the agreement is terminated as a result of a failure to satisfy certain regulatory approvals prior to May 13, 2021 (the “Initial Long Stop Date”) or if all conditions to closing have been satisfied by such date, but we fail to comply with our completion obligations. The definitive agreement further provides that the Initial Long Stop Date may be extended by us until August 13, 2021 and then November 13, 2021 (each a “Long Stop Date Extension”), and that the termination payment shall be increased by $1 million following each Long Stop Date Extension, provided that the amount of such termination payment shall not exceed $20 million. During the second quarter, upon signing of the definitive agreement to acquire TTI, we placed $18 million into an escrow account with a third-party financial institution. At June 30, 2020, the amount is reflected within “Restricted cash” on the unaudited Condensed Consolidated Balance Sheet.

The close of the transaction, which we anticipate to occur before the Initial Long Stop Date, is subject to certain consents and customary closing conditions, including regulatory approvals.

Cristal Acquisition and related divestitures
On April 10, 2019, we completed the acquisition of the TiO2 business of Cristal for $1.675 billion of cash, plus 37,580,000 ordinary shares. The total acquisition price, including the value of the ordinary shares at $14 per share on the closing date of the Cristal Transaction, was approximately $2.2 billion. With the acquisition of our shares, an affiliate of Cristal became our largest shareholder. At June 30, 2020, Cristal International Holdings B.V. (formerly known as Cristal Inorganic Chemical Netherlands Cooperatief W.A.), a wholly-owned subsidiary of National Titanium Dioxide Company Ltd., continues to own 37,580,000 shares of Tronox, or a 26% ownership interest. National Titanium Dioxide Company Ltd. is 79% owned by Tasnee.
In order to obtain regulatory approval for the Cristal Transaction, the FTC required us to divest Cristal's North American TiO2 business, which we sold to INEOS on May 1, 2019, for cash proceeds, net of transaction costs, of $701 million, inclusive of an amount for a working capital adjustment.
In conjunction with the Cristal Transaction, we entered into a transition services agreement with Tasnee and certain of its affiliates under which we and the Tasnee entities will provide certain transition services to one another. See Note 21 for further details of the transition services agreement. In conjunction with the divestiture of Cristal's North American TiO2 business to INEOS, we entered into a two-year transition services agreement with INEOS. Under the terms of the transition services agreement, INEOS agreed to provide services to Tronox for manufacturing, technology and innovation, information technology, finance, warehousing and human resources. Similarly, Tronox agreed to provide services to INEOS for information technology, finance, product stewardship, warehousing and human resources.
In addition, in order to obtain regulatory approval by the European Commission, we divested the 8120 paper laminate grade, supplied from our Botlek facility in the Netherlands, to Venator Materials PLC (“Venator”). The divestiture was completed on April 26, 2019. Under the terms of the divestiture, we will supply the 8120 grade product to Venator under a supply agreement for an initial term of 2 years, and extendable up to 3 years, to allow for the transfer of the manufacturing of the 8120 grade to Venator. Total cash consideration is 8 million Euros, of which 1 million Euros was paid at the closing and the remaining 7 million Euros (approximately $8.0 million at June 30, 2020 exchange rate) to be paid in equal installments during the second quarters of 2020 (of which 3.5 million Euros, approximately $3.9 million at June 30, 2020 exchange rate, was received in April 2020) and 2021. We recorded a charge of $19 million during the second quarter of 2019, in “Contract loss” in the Consolidated Statements of Operations, reflecting both the proceeds on sale and the estimated losses we expect to incur under the supply agreement with Venator.
We funded the cash portion of the Cristal Transaction through existing cash, borrowings from our Wells Fargo Revolver, and restricted cash which had been borrowed under the Blocked Term Loan (as defined elsewhere herein) and which became available to us for the purpose of consummating the Cristal Transaction.

Allocation of the Purchase Price
For the Cristal Transaction, we have applied the acquisition method of accounting in accordance with ASC 805, "Business Combinations", with respect to the identifiable assets and liabilities of Cristal, which have been measured at estimated fair value as of the date of the business combination.
The aggregate purchase price noted above was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date, primarily using Level 2 and Level 3 inputs (see Note 15 for an explanation of Level 2 and Level 3 inputs). These fair value estimates represent management’s best estimate of future cash flows (including sales, cost of sales, income taxes, etc.), discount rates, competitive trends, market comparables and other factors. Inputs used were generally determined from historical data supplemented by current and anticipated market conditions and growth rates.
During the first quarter of 2020,  we finalized the purchase price allocation which resulted in increasing environmental liabilities by $8 million, increasing property, plant and equipment by $13 million, decreasing noncontrolling interest by $3 million, decreasing deferred taxes by $6 million, increasing liabilities held for sale by $5 million and decreasing inventory by $4 million, as well as other minor adjustments. The adjustments to the unaudited Condensed Consolidated Statement of Operations that would have been recognized in the second quarter of 2019 if the measurement period adjustments had been completed as of the acquisition date would have increased the net loss by approximately $1 million.
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

Results of Cristal Operations Since Acquisition

For the three and six months ended June 30, 2019, the acquired Cristal business contributed $353 million in revenue and $(48) million in operating income.
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
(6)recording all transaction costs incurred in the first quarter of 2018;
(7)recording the effect on interest expense related to borrowings in connection with the Cristal Transaction; and
(8)recording the related tax effects and the impacts to EPS for the shares issued in conjunction with the transaction.
The unaudited pro forma financial information should not be relied upon as being indicative of the historical results that would have been obtained if the Cristal Transaction had actually occurred on that date, nor the results of operations in the future.
In accordance with ASC 805, the supplemental pro forma results of operations for the three and six months ended June 30, 2019, which were updated subsequently to reflect final purchase price allocation adjustments, are as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019
Net sales	$827	$1,547
Net income from continuing operations attributable to Tronox Holdings plc	$26	$3

3. Restructuring Initiatives
In April 2019, we announced the completion of the Cristal Transaction. During the second quarter of 2019, as a result of the acquisition, we outlined a broad based synergy savings program that is expected to reduce costs, simplify processes and focus the organization’s structure and resources on key growth initiatives. During the three and six months ended June 30, 2020, we recorded costs of nil and $2 million, respectively, in our unaudited Condensed Consolidated Statement of Operations. For both the three and six months ended June 30, 2019, we recorded costs of $10 million in our unaudited Condensed Consolidated Statement of Operations. The costs consisted primarily of charges for employee related costs, including severance.
The liability balance for restructuring as of June 30, 2020, is as follows:

Employee- Related Costs
Balance, December 31, 2019	$10
First Quarter 2020 charges	2
Cash payments	(4)
Foreign exchange and other	1
Balance, March 31, 2020	$9
Second Quarter 2020 charges	—
Cash payments	(5)
Foreign exchange and other	—
Balance, June 30, 2020	$4

4. Revenue
We recognize revenue at a point in time when the customer obtains control of the promised products. For most transactions this occurs when products are shipped from our manufacturing facilities or at a later point when control of the products transfers to the customer at a specified destination or time.
Contract assets represent our rights to consideration in exchange for products that have transferred to a customer when the right is conditional on situations other than the passage of time. For products that we have transferred to our customers, our rights to the consideration are typically unconditional and only the passage of time is required before payments become due. These unconditional rights are recorded as accounts receivable. As of June 30, 2020, and December 31, 2019, we did not have material contract asset balances.
Contract liabilities represent our obligations to transfer products to a customer for which we have received consideration from the customer. Infrequently we may receive advance payment from our customers that is accounted for as deferred revenue. Deferred revenue is earned when control of the product transfers to the customer, which is typically within a short period of time from when we received the advanced payment. Contract liability balances as of June 30, 2020 and December 31, 2019 were approximately $1 million and $1 million, respectively. Contract liability balances were reported as “Accounts payable” in the unaudited Condensed Consolidated Balance Sheets.  All contract liabilities as of December 31, 2019 were recognized as revenue in “Net sales” in the unaudited Condensed Consolidated Statements of Operations during the first quarter of 2020.
Disaggregation of Revenue
We operate under one operating and reportable segment, TiO2. We disaggregate our revenue from contracts with customers by product type and geographic area. We believe this level of disaggregation appropriately depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors and reflects how our business is managed.

Net sales to external customers by geographic areas where our customers are located were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
North America	$154	$180	$332	$318
South and Central America	21	48	61	61
Europe, Middle-East and Africa	201	316	493	446
Asia Pacific	202	247	414	356
Total net sales	$578	$791	$1,300	$1,181

Net sales from external customers for each similar type of product were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
TiO2	$466	$625	$1,046	$902
Zircon	68	88	133	152
Feedstock and other products	44	78	121	127
Total net sales	$578	$791	$1,300	$1,181
Feedstock and other products mainly include rutile prime, ilmenite, chloride (“CP”) slag, pig iron and other mining products.
During the six months ended June 30, 2020 and 2019, our ten largest third-party TiO2 customers represented 33% and 31%, respectively, of our consolidated net sales. During the six months ended June 30, 2020 and 2019, no single customer accounted for 10% of our consolidated net sales.
5. Discontinued Operations
As discussed in Note 2, the Company divested Cristal's North American TiO2 business to INEOS on May 1, 2019, for cash proceeds, net of transaction costs, of $701 million, inclusive of an amount for a working capital adjustment. The operating results of Cristal’s North American TiO2 business from the acquisition date to the date of divestiture are included in a single caption entitled “Net income (loss) from discontinued operations, net of tax” in our unaudited Condensed Consolidated Statements of Operations.
The following table presents a summary of operations of Cristal’s North American TiO2 business and Cristal Metals line items constituting the "Income from discontinued operations, net of tax" in our unaudited Condensed Consolidated Statements of Operations:

Three and Six Months Ended June 30, 2019
Net sales	$41
Cost of goods sold	29
Gross profit	12
Selling, general and administrative expense	(3)
Income before income taxes	9
Income tax benefit (provision)	(10)
Net loss from discontinued operations, net of tax	$(1)

6. Income Taxes
Our operations are conducted through various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.
Income (loss) from continuing operations before income taxes is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income tax (provision) benefit	$(10)	$4	$(16)	$2
Income (loss) from continuing operations before income taxes	$6	$(59)	$52	$(87)
Effective tax rate	167%	(7)%	31%	(2)%
Tronox Holdings plc, a U.K. public limited company, became the public parent during the three months ended March 31, 2019. Prior to the three months ended March 31, 2019, Tronox Limited was the public parent, registered under the laws of the State of Western Australia but managed and controlled in the U.K. The statutory tax rate in the U.K. at both June 30, 2020 and 2019 was 19%. The effective tax rates for both the three and six months ended June 30, 2020 and 2019 are influenced by a variety of factors, primarily income and losses in jurisdictions with full valuation allowances, disallowable expenditures, restructuring impacts, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate.
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
We continue to maintain full valuation allowances related to the total net deferred tax assets in Australia, Belgium, Brazil, Switzerland, and the U.S., as we cannot objectively assert that these deferred tax assets are more likely than not to be realized. It is reasonably possible that a portion of these valuation allowances could be reversed within the next year due to increased profitability levels. Until these valuation allowances are eliminated, future provisions for income taxes for these jurisdictions will include no tax benefits with respect to losses incurred and tax expense only to the extent of current tax payments. Additionally, we have valuation allowances against specific tax assets in the Netherlands, South Africa, and the U.K.
During the three months ended June 30, 2020, we recorded a full valuation allowance against the deferred tax assets in Saudi Arabia. The impact of this valuation allowance is $2 million to both the quarter and year-to-date income tax provisions.

The Company’s ability to use certain loss and expense carryforwards in the U.S. could be substantially limited if the Company were to experience an ownership change as defined under IRC Section 382. In general, an ownership change would occur if the Company’s “5-percent shareholders,” as defined under IRC Section 382, including certain groups of persons treated as “5-percent shareholders,” collectively increased their ownership in the Company by more than 50 percentage points over a rolling three-year period. If an ownership change does occur during 2020, the resulting impact could be a limitation of up to $5.5 billion composed of both U.S. net operating losses and interest limitation carryforwards. We believe there would be minimal impact on the $2.2 billion future Grantor Trust deductions from an IRC Section 382 change.
We currently have no uncertain tax positions recorded; however, we continue to evaluate the companies acquired in the Cristal Transaction, and it is reasonably possible that this could change in the next 12 months.
The Company was advised that the Australian Taxation Office shall commence a tax audit for certain fiscal periods prior to the closing of the Cristal Transaction. The ultimate outcome of such an audit is no presently known. Pursuant to the Cristal Transaction definitive agreement, Cristal is obligated to indemnify us for pre-closing tax liabilities, and we believe any assessment associated with such Australian tax audit is covered by such indemnity.
We believe that we have made adequate provision for income taxes that may be payable with respect to years open for examination; however, the ultimate outcome is not presently known and, accordingly, adjustments to our provisions may be necessary and/or reclassifications of noncurrent tax liabilities to current may occur in the future.

7. Income (Loss) Per Share
The computation of basic and diluted loss per share for the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator - Basic and Diluted:
Net income (loss) from continuing operations	$(4)	$(55)	$36	$(85)
Less: Net income attributable to noncontrolling interest	—	6	8	10
Undistributed net income (loss) from continuing operations attributable to Tronox Holdings plc	(4)	(61)	28	(95)
Net loss from discontinued operations	—	(1)	—	(1)
Net income (loss) available to ordinary shares	$(4)	$(62)	$28	$(96)

Denominator - Basic and Diluted:
Weighted-average ordinary shares, basic (in thousands)	143,465	150,686	143,080	137,569
Weighted-average ordinary shares, diluted (in thousands)	143,465	150,686	143,644	137,569

Basic net income (loss) from continuing operations per ordinary share	$(0.03)	$(0.41)	$0.19	$(0.69)
Basic net income from discontinued operations per ordinary share	—	—	—	—
Basic net income (loss) operations per ordinary share	$(0.03)	$(0.41)	$0.19	$(0.69)

Diluted net income (loss) from continuing operations per ordinary share	$(0.03)	$(0.41)	$0.19	$(0.69)
Diluted net income from discontinued operations per ordinary share	—	—	—	—
Diluted net income (loss) operations per ordinary share	$(0.03)	$(0.41)	$0.19	$(0.69)
Net income (loss) per ordinary share amounts were calculated from exact, not rounded net income (loss) and share information.  Anti-dilutive shares not recognized in the diluted net income (loss) per share calculation for the three and six months ended June 30, 2020 and 2019 were as follows:

	Shares
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Options	1,208,055	1,269,443	1,208,055	1,269,443
Restricted share units	6,831,965	5,206,611	6,831,965	5,206,611

8. Inventories, Net
Inventories, net consisted of the following:

	June 30, 2020	December 31, 2019
Raw materials	$172	$205
Work-in-process	109	129
Finished goods, net	677	573
Materials and supplies, net	216	224
Inventories, net – current	$1,174	$1,131
Materials and supplies, net consists of processing chemicals, maintenance supplies and spare parts, which will be consumed directly and indirectly in the production of our products.
At June 30, 2020 and December 31, 2019, inventory obsolescence reserves primarily for materials and supplies were $43 million and $39 million, respectively. Reserves for lower of cost or market and net realizable value were $21 million and $25 million at June 30, 2020 and December 31, 2019, respectively.
9. Property, Plant and Equipment, Net
Property, plant and equipment, net of accumulated depreciation, consisted of the following:

	June 30, 2020	December 31, 2019
Land and land improvements	$177	$191
Buildings	327	340
Machinery and equipment	1,934	2,028
Construction-in-progress	174	156
Other	57	54
Subtotal	2,669	2,769
Less: accumulated depreciation	(1,027)	(1,007)
Property, plant and equipment, net	$1,642	$1,762
The decline in property, plant and equipment, net from December 31, 2019 to June 30, 2020 is primarily a result of impact of foreign currency translation due to the devaluation of the South African rand and Brazilian real.
Substantially all of the property, plant and equipment, net is pledged as collateral for our debt. See Note 13.
The table below summarizes depreciation expense related to property, plant and equipment for the periods presented, recorded in the specific line items in our unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of goods sold	$52	$58	$109	$90
Selling, general and administrative expenses	1	1	3	2
Total	$53	$59	$112	$92

10. Mineral Leaseholds, Net
Mineral leaseholds, net of accumulated depletion, consisted of the following:

	June 30, 2020	December 31, 2019
Mineral leaseholds	$1,301	$1,352
Less: accumulated depletion	(523)	(500)
Mineral leaseholds, net	$778	$852

The decline in mineral leaseholds, net from December 31, 2019 to June 30, 2020 is primarily a result of the impact of foreign currency translation due to the devaluation of the South African rand. Depletion expense relating to mineral leaseholds recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations was $12 million and $17 million during the three months ended June 30, 2020 and 2019, respectively. Depletion expense relating to mineral leaseholds recorded in "Cost of goods sold" in the unaudited Condensed Consolidated Statements of Operations was $14 million and $25 million during the six months ended June 30, 2020 and 2019, respectively.
11. Intangible Assets, Net
Intangible assets, net of accumulated amortization, consisted of the following:

	June 30, 2020			December 31, 2019
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$291	$(183)	$108	$291	$(173)	$118
TiO2 technology	94	(21)	73	92	(17)	75
Internal-use software	50	(36)	14	49	(34)	15
Intangible assets, net	$435	$(240)	$195	$432	$(224)	$208

The table below summarizes amortization expense related to intangible assets for the periods presented, recorded in the specific line items in our unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of goods sold	$—	$1	$1	$1
Selling, general and administrative expenses	7	7	16	13
Total	$7	$8	$17	$14

Estimated future amortization expense related to intangible assets is $16 million for the remainder of 2020, $31 million for 2021, $29 million for 2022, $27 million for 2023, $26 million for 2024 and $66 million thereafter.

12. Balance Sheet and Cash Flow Supplemental Information
Accrued liabilities consisted of the following:

	June 30, 2020	December 31, 2019
Employee-related costs and benefits	$98	$103
Related party payables	6	7
Interest	21	16
Sales rebates	28	39
Restructuring	4	10
Taxes other than income taxes	14	6
Asset retirement obligations	10	16
Interest rate swaps	62	22
Currency contracts	10	—
Professional fees and other	52	60
Liabilities held for sale	—	4
Accrued liabilities	$305	$283

Additional supplemental cash flow information for the six months ended June 30, 2020 and 2019 and as of June 30, 2020 and December 31, 2019 is as follows:

	Six Months Ended June 30,
Supplemental non cash information:	2020	2019
Investing activities- shares issued in the Cristal acquisition	$—	$526
Financing activities- debt assumed in the Cristal acquisition	$—	$22

	June 30, 2020	December 31, 2019
Capital expenditures acquired but not yet paid	$21	$23

13. Debt
Long-Term Debt
Long-term debt, net of an unamortized discount and debt issuance costs, consisted of the following:

	Original Principal	Annual Interest Rate	Maturity Date	June 30, 2020	December 31, 2019
Term Loan Facility, net of unamortized discount (1)(4)	$2,150	Variable	9/22/2024	$1,806	$1,805
Senior Notes due 2025	450	5.75%	10/1/2025	450	450
Senior Notes due 2026	615	6.50%	4/15/2026	615	615
6.5% Senior Secured Notes due 2025(3)	500	6.50%	5/1/2025	500	—
Standard Bank Term Loan Facility (1)(2)	222	Variable	3/25/2024	112	158
Tikon Loan	N/A	Variable	5/23/2021	16	16
Australian Government Loan, net of unamortized discount	N/A	N/A	12/31/2036	1	1
Finance leases				12	15
Long-term debt				3,512	3,060
Less: Long-term debt due within one year				(46)	(38)
Debt issuance costs				(39)	(34)
Long-term debt, net				$3,427	$2,988
_______________
(1)Average effective interest rate on the Term Loan Facility of 4.7% and 5.8% during the six months ended June 30, 2020 and 2019, respectively. Average effective interest rate on the Standard Bank Term Loan Facility of 8.9% and 9.8% during the six months ended June 30, 2020 and 2019, respectively.
(2)The Standard Bank Term Loan Facility contains financial covenants relating to certain ratio tests.
(3)On May 1, 2020, Tronox Incorporated, a wholly-owned indirect subsidiary of the Company, issued 6.5% senior secured notes due 2025 for an aggregate principal amount of $500 million (the "6.5% Senior Secured Notes due 2025"), which were issued under an indenture dated May 1, 2020. A portion of the proceeds of this debt offering was utilized to repay the $200 million of the Company's outstanding borrowings under its Wells Fargo, Standard Bank, and Emirates revolvers which was originally borrowed during the first quarter of 2020.
(4)The Term Loan Facility consists of (i) a U.S. dollar term facility in an aggregate principal amount of $1.5 billion (the “Term Loans”) with our subsidiary, Tronox Finance LLC (“Tronox Finance”) as the borrower and (ii) a U.S. dollar term facility in an aggregate principal amount of $650 million (the “Blocked Term Loan”) with our unrestricted subsidiary, Tronox Blocked Borrower LLC (the “Blocked Borrower”) as the borrower, which Blocked Term Loan was funded into a blocked account. Upon consummation of the Cristal Transaction on April 10, 2019, the Blocked Borrower merged with and into Tronox Finance, and the Blocked Term Loan became available to Tronox Finance.

Short-Term Debt
Short-term debt and available facilities consisted of the following:

	Annual Interest Rate	Maturity Date	June 30, 2020	December 31, 2019
Wells Fargo Revolver(1)	Variable	9/22/2022	$—	$—
Standard Bank Revolver(2)	Variable	3/25/2022	—	—
Emirates Revolver(3)	Variable	3/31/2021	—	—
SABB Credit Facility	Variable	11/30/2020	13	—
Short-term debt(4)			$13	$—
_______________
(1) In March 2019, the Wells Fargo Revolver was amended, which amongst other things, modified certain components of the borrowing base in order to increase the potential availability of credit.  We also voluntarily reduced the revolving credit lines under the Wells Fargo Revolver from $550 million to $350 million. As a result of this modification, we accelerated the recognition of a portion of the deferred financing costs related to the Wells Fargo Revolver and during the six months ended June 30, 2019, recorded a charge of $2 million in “Loss on extinguishment of debt” within the unaudited Condensed Consolidated Statement of Operations. No charges were recorded during the three months ended June 30, 2019. At June 30, 2020, there were $30 million of issued and undrawn letters of credit under the Wells Fargo Revolver.
The Wells Fargo Revolver contains a springing financial covenant that requires the Company and its restricted subsidiaries to maintain a consolidated fixed charge coverage ratio of at least 1.0:1.0 during certain test periods based on borrowing availability under the Wells Fargo Revolver or following the occurrence of specified events of default.
(2) In connection with the Standard Bank Credit Facility ("Standard Bank Revolver") entered into on March 25, 2019, the ABSA Revolving Credit Facility ("ABSA Revolver") was terminated on March 26, 2019. As a result of the termination, we accelerated the recognition of the remaining deferred financing costs related to the ABSA Revolver during the six months ended June 30, 2019 and recorded less than $1 million in “Loss on extinguishment of debt” within the unaudited Condensed Consolidated Statement of Operations. No charges were recorded during the three months ended June 30, 2019.
(3) In March 2020, the Company entered into an amendment to, amongst other things, extend the maturity date of the Emirates Revolver from March 31, 2020 to March 31, 2021.
(4) In March 2020, the Company drew down $200 million of borrowings under its Wells Fargo, Standard Bank, and Emirates revolvers in order to increase liquidity and preserve financial flexibility which was repaid in May 2020 with a portion of the proceeds of the 6.5% Senior Secured Notes due 2025. Additionally, during the six months ended June 30, 2020, our KSA subsidiary drew down $13 million on its SABB Credit Facility for local working capital purposes. At June 30, 2020, the short-term debt balance was $13 million based on the June 30, 2020 exchange rate. There were no comparable amounts outstanding as of December 31, 2019.
Debt Covenants
At June 30, 2020, we are in compliance with all financial covenants in our debt facilities.
14. Derivative Financial Instruments
Derivatives recorded on the Condensed Consolidated Balance Sheet:
The following table is a summary of the fair value of derivatives outstanding at June 30, 2020 and December 31, 2019:

	Fair Value
	June 30, 2020		December 31, 2019
	Assets(a)	Accrued Liabilities	Assets(a)	Accrued Liabilities
Derivatives Designated as Cash Flow Hedges
Currency Contracts	$33	$6	$30	$—
Interest Rate Swaps	$—	$62	$—	$22
Total Hedges	$33	$68	$30	$22
Derivatives Not Designated as Cash Flow Hedges
Currency Contracts	$1	$4	$7	$—
Total Derivatives	$34	$72	$37	$22
(a) At June 30, 2020, current assets of $18 million are recorded in prepaid and other current assets and long-term assets of $16 million are recorded in other long-term assets. At December 31, 2019, current assets of $34 million were recorded in prepaid and other current assets and long-term assets of $3 million are recorded in other long-term assets.

Derivatives' Impact on the Condensed Consolidated Statement of Operations:
The following table summarizes the impact of the Company's derivatives on the unaudited Condensed Consolidated Statement of Operations:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings			Amount of Pre-Tax Gain (Loss) Recognized in Earnings
	Revenue	Cost of Goods Sold	Other Income (Expense), net	Revenue	Cost of Goods Sold	Other Income (Expense), net
	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019

Derivatives Not Designated as Hedging Instruments
Currency Contracts	$—	$—	$8	$—	$—	$1
Derivatives Designated as Hedging Instruments
Currency Contracts	$(5)	$(1)	$—	$—	$—	$—
Total Derivatives	$(5)	$(1)	$8	$—	$—	$1

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings			Amount of Pre-Tax Gain (Loss) Recognized in Earnings
	Revenue	Cost of Goods Sold	Other Income (Expense), net	Revenue	Cost of Goods Sold	Other Income (Expense), net
	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019

Derivatives Not Designated as Hedging Instruments
Currency Contracts	$—	$—	$(8)	$—	$—	$6
Derivatives Designated as Hedging Instruments
Currency Contracts	$(6)	$(5)	$—	$—	$—	$—
Total Derivatives	$(6)	$(5)	$(8)	$—	$—	$6

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
Fair value gains or losses on these cash flow hedges are recorded in other comprehensive (loss) income and are subsequently reclassified into interest expense in the same periods during which the hedged transactions affect earnings. At June 30, 2020 and December 31, 2019, the net unrealized loss of $62 million and $22 million, respectively, was recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet. For the three and six months ended June 30, 2020 and 2019, the amounts recorded in interest expense related to the interest-rate swap agreements were not material.
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
As of June 30, 2020, we had notional amounts of (i) 1.4 billion South African rand (or approximately $81 million at June 30, 2020 exchange rate) that expire between July 30, 2020 and February 25, 2021 to reduce the exposure of our South African subsidiaries’ third party sales to fluctuations in currency rates, and (ii) $507 million Australian dollars (or approximately $349 million at June 30, 2020 exchange rate) that expire between July 30, 2020 and December 30, 2021 to reduce the exposure of our Australian subsidiaries’ cost of sales to fluctuations in currency rates. At June 30, 2020 and December 31, 2019, there was an unrealized net gain of $25 million and an unrealized net gain of $30 million, respectively, recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet, of which $10 million is expected to be recognized in earnings over the next twelve months.

We enter into foreign currency contracts for the South African rand and Australian dollar to reduce exposure of our subsidiaries’ balance sheet accounts not denominated in our subsidiaries’ functional currency to fluctuations in foreign currency exchange rates. Historically, we have used a combination of zero-cost collars or forward contracts to reduce the exposure.  For accounting purposes, these foreign currency contracts are not considered hedges. The change in fair value associated with these contracts is recorded in “Other expense, net” within the unaudited Condensed Consolidated Statement of Operations and partially offsets the change in value of third party and intercompany-related receivables not denominated in the functional currency of the subsidiary. At June 30, 2020, there was (i) 605 million South African rand (or approximately $35 million at June 30, 2020 exchange rate) and (ii) $70 million Australian dollars (or approximately $48 million at June 30, 2020) of notional amount outstanding foreign currency contracts. At December 31, 2019, there was (i) 712 million South African rand (or approximately $41 million at June 30, 2020 exchange rate) and (ii) $89 million Australian dollars (or approximately $61 million at June 30, 2020 exchange rate) of notional amounts outstanding foreign currency contracts.
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
Level 1 -Quoted prices in active markets for identical assets or liabilities
Level 2 -Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly
Level 3 -Unobservable inputs based on the Company’s own assumptions
Our debt is recorded at historical amounts. The following table presents the fair value of our debt and derivative contracts at both June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Term Loan Facility	$1,740	$1,820
Standard Bank Term Loan Facility	112	158
Senior Notes due 2025	418	459
Senior Notes due 2026	576	636
6.5% Senior Secured Notes due 2025	507	—
Tikon Loan	16	16
Australian Government Loan	1	1
Interest rate swaps	62	22
Foreign currency contracts, net	24	37
We determined the fair value of the Term Loan Facility, the Senior Notes due 2025, the Senior Notes due 2026 and 6.5% Senior Secured Notes due 2025 using quoted market prices, which under the fair value hierarchy is a Level 1 input. We determined the fair value of the Standard Bank Term Loan Facility and Tikon Loan utilizing transactions in the listed markets for identical or similar liabilities, which under the fair value hierarchy is a Level 2 input. The fair value of the Australian Government Loan is based on the contracted amount which is a Level 2 input.
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
See Note 2, “Acquisitions and Related Divestitures”, for the assets and liabilities measured on a non-recurring basis at fair value associated with our acquisition.
16. Asset Retirement Obligations
Asset retirement obligations consist primarily of rehabilitation and restoration costs, landfill capping costs, decommissioning costs, and closure and post-closure costs. Activities related to asset retirement obligations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning balance	$142	$75	$158	$74
Additions	—	6	—	6
Accretion expense	2	3	5	4
Remeasurement/translation	12	—	(9)	—
Other, including change in estimates	—	—	—	—
Settlements/payments	(1)	(1)	(3)	(1)
Transferred with the divestiture of Ashtabula	—	(3)	—	(3)
Transferred in with the acquisition of Cristal	—	94	—	94
Other acquisition and divestiture related	—	—	4	—
Balance, June 30,	$155	$174	$155	$174

	June 30, 2020	December 31, 2019
Current portion included in “Accrued liabilities”	$10	$16
Noncurrent portion included in “Asset retirement obligations”	145	142
Asset retirement obligations	$155	$158

17. Commitments and Contingencies
Purchase and Capital Commitments — Includes obligations for purchase requirements of process chemicals, supplies, utilities and services entered into in the ordinary course of business. At June 30, 2020, purchase commitments were $117 million for 2020, $83 million for 2021, $67 million for 2022, $54 million for 2023, $48 million for 2024, and $177 million thereafter.
Letters of Credit—At June 30, 2020, we had outstanding letters of credit and bank guarantees of $73 million, of which $34 million were letters of credit and $39 million were bank guarantees. Amounts for performance bonds were not material.
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

18. Accumulated Other Comprehensive Loss Attributable to Tronox Holdings plc
The tables below present changes in accumulated other comprehensive loss by component for the three months ended June 30, 2020 and 2019.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, March 31, 2020	$(644)	$(103)	$(82)	$(829)
Other comprehensive income (loss)	16	(2)	40	54
Amounts reclassified from accumulated other comprehensive income	—	1	6	7
Balance, June 30, 2020	$(628)	$(104)	$(36)	$(768)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, March 31, 2019	$(517)	$(95)	$—	$(612)
Other comprehensive income (loss)	18	—	(23)	(5)
Amounts reclassified from accumulated other comprehensive income	—	1	—	1
Balance, June 30, 2019	$(499)	$(94)	$(23)	$(616)

The tables below present changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2020 and 2019.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, January 1, 2020	$(503)	$(104)	$1	$(606)
Other comprehensive loss	(125)	(2)	(48)	(175)
Amounts reclassified from accumulated other comprehensive income	—	2	11	13
Balance, June 30, 2020	$(628)	$(104)	$(36)	$(768)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, January 1, 2019	$(445)	$(95)	$—	$(540)
Other comprehensive income (loss)	7	—	(23)	(16)
Amounts reclassified from accumulated other comprehensive income	—	1	—	1
Acquisition of noncontrolling interest	(61)	—	—	(61)
Balance, June 30, 2019	$(499)	$(94)	$(23)	$(616)

19. Share-Based Compensation
Tronox Holdings plc Amended and Restated Management Equity Incentive Plan

On March 27, 2019, in connection with the re-domicile transaction, Tronox Holdings plc assumed the management equity incentive plan previously adopted by Tronox Limited, which plan was renamed the Tronox Holdings plc Amended and Restated Management Equity Incentive Plan ("MEIP"). The amendments to the plan were made to provide, among other things, for the appropriate substitution of Tronox Holdings in place of Tronox Limited and to ensure the compliance with the laws of England and Wales law in place of Australian law. The MEIP permits the grant of awards that are comprised of incentive options, nonqualified options, share appreciation rights, restricted shares, restricted share units, performance awards, and other share-based awards, cash payments, and other forms as the compensation committee of the Board of Directors (the “Board”) in its discretion deems appropriate, including any combination of the above. Subject to further adjustment, as of December 31, 2019, the maximum number of shares which may be subject to awards (inclusive of incentive options) is 20,781,225 ordinary shares. The maximum number of shares which may be subject to awards under our MEIP was increased by 8,000,000 on the affirmative vote of our shareholders on June 24, 2020.
Restricted Share Units (“RSUs”)
2020 Grant - During first and second quarters of 2020, the Company granted both time-based and performance-based awards to certain members of management and to members of the Board. A total of 1,591,511 of time-based awards were granted to management which will vest ratably over a three-year period ending March 5, 2023. A total of 183,374 of time-based awards were granted to members of the Board of which 21,654 vested in June 2020 and 161,720 will vest in May 2021. A total of 1,501,092 of performance-based awards were granted, of which 750,546 of the awards vest based on a relative Total Shareholder Return ("TSR") calculation and 750,546 of the awards vest based on certain performance metrics of the Company. The non-TSR performance-based awards vest on March 5, 2023 based on the achievement against the target average company performance of three separate performance periods, commencing on January 1 of each 2020, 2021, and 2022 and ending on December 31 of each 2020, 2021 and 2022, for which, for each performance period, the performance metric is an average annual operating return on net assets (ORONA). Similar to the Company's historical TSR awards granted in prior years, the TSR awards vest based on the Company's three-year TSR versus the peer group performance levels. Given these terms, the TSR metric is considered a market condition for which we used a Monte Carlo simulation to determine the weighted average grant date fair value of $10.02. The following weighted average assumptions were utilized to value the TSR grants:

2020
Dividend yield	2.13%
Expected historical volatility	58.30%
Risk free interest rate	1.42%
Expected life (in years)	3

The unrecognized compensation cost associated with all unvested awards at June 30, 2020 was $47 million, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of approximately 1.8 years.
During the three and six months ended June 30, 2020, we recorded $2 million and $11 million of stock compensation expense respectively which is inclusive of a $6 million credit for the reversal of expense due to the 2018 performance grants. During the three and six months ended June 30, 2019, we recorded $7 million and $15 million of stock compensation expense respectively.
There were no options exercised during the three and six month periods ended June 30, 2020.

20. Pension and Other Postretirement Healthcare Benefits
The components of net periodic cost associated with our U.S. and foreign pension plans recognized in the unaudited Condensed Consolidated Statements of Operations were as follows:

	Pensions		Pensions
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net periodic cost:
Service cost	$2	$1	$3	$1
Interest cost	4	6	9	9
Expected return on plan assets	(5)	(7)	(11)	(10)
Net amortization of actuarial loss and prior service credit	1	1	2	1
Total net periodic cost	$2	$1	$3	$1
The components of net periodic cost associated with our other postretirement healthcare plans were less than $1 million for each of the three months ended June 30, 2020 and 2019. The components of net periodic cost associated with our post retirement healthcare plans were $1 million for each of the six months ended ended June 30, 2020 and 2019.
Tronox estimates that 2020 required contributions to its pension plans will be approximately $16 million, of which $8 million have been made through June 30, 2020.
For the both the three months and six months ended June 30, 2020 and 2019, we contributed $1 million and $2 million, respectively, to the Netherlands Multiemployer Plan, which was primarily recognized in “Cost of goods sold” in the unaudited Condensed Consolidated Statement of Operations.
21. Related Parties
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

Pursuant to the terms of the Completion Agreement, on May 9, 2019, Exxaro exercised their right under the agreement to sell 14 million shares to us for an aggregate purchase price of approximately $200 million or $14.319 per share, plus fees of approximately $1 million. The share price was based upon a 5% discount to the 10 day volume weighted average price as of the day that Exxaro exercised their sale notice to us. Upon repurchase of the shares by the Company, the shares were cancelled. As a result of the sale of the $14 million shares on May 9, 2019, we recorded a liability of $4 million which was included in “Accrued liabilities” in our Consolidated Balance Sheets as of December 31, 2019 and was subsequently paid in January 2020.
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
At June 30, 2020, Exxaro continues to own approximately 14.7 million shares of Tronox, or a 10.3% ownership interest, as well as their 26% ownership interest in our South African operating subsidiaries.
At the present time, we are unable to reasonably determine when and if Exxaro will sell its remaining shares in the foreseeable future, and as a result, we are not able to estimate what the capital gains tax impacts would be should Exxaro sell its remaining shares.
Tasnee/Cristal
On April 10, 2019, we announced the completion of the acquisition of the TiO2 business of Cristal for $1.675 billion of cash, subject to a working capital and noncurrent liability adjustment, plus 37,580,000 ordinary shares. At June 30, 2020, Cristal International Holdings B.V. (formerly known as Cristal Inorganic Chemical Netherlands Cooperatief W.A.), a wholly-owned subsidiary of Tasnee, continues to own 37,580,000 shares of Tronox, or a 26% ownership interest. In February 2020, Tronox and Cristal resolved the working capital and noncurrent liability adjustment by agreeing that no payment was required by either party.
On May 9, 2018, we entered into an Option Agreement with AMIC which is owned equally by Tasnee and Cristal. Under the terms of the Option Agreement, AMIC granted us an option (the “Option”) to acquire 90% of a special purpose vehicle (the “SPV”), to which AMIC’s ownership in a titanium slag smelter facility (the “Slagger”) in The Jazan City for Primary and Downstream Industries in KSA will be contributed together with $322 million of AMIC indebtedness (the “AMIC Debt”). The Option may be exercised if the Slagger achieves certain production criteria related to sustained quality and tonnage of slag produced (the “Option Criteria”). Likewise, AMIC may require us to acquire the Slagger on the same terms if the Option Criteria are satisfied. Furthermore, pursuant to the Option Agreement and during its term, we agreed to lend AMIC and, upon the creation of the SPV, the SPV up to $125 million for capital expenditures and operational expenses intended to facilitate the start-up of the Slagger (the “Tronox Loans”). Such funds may be drawn down by AMIC and the SPV, as the case may be, on a quarterly basis as needed based on a budget reflecting the anticipated needs of the Slagger start-up. As of June 30, 2020, we have loaned $101 million for capital expenditures and operational expenses to facilitate the startup of the Slagger and we have recorded this loan payment and related interest of $5 million within “Other long-term assets” on the unaudited Condensed Consolidated Balance Sheet at June 30, 2020. The Option did not have a significant impact on the financial statements as of or for the periods ended June 30, 2020.
On May 13, 2020, we amended the Option Agreement (the "First Amendment") with AMIC to address circumstances in which the Option Criteria cannot be satisfied. Pursuant to the First Amendment, Tronox has the right to acquire the SPV in exchange for its forgiveness of the Tronox Loan, up to $125 million of principal amount and any interest accrued thereon of the Tronox Loans plus or minus 90% of the SPV’s net working capital. The Second Option did not have a significant impact on our financial statements as of or for the period ended June 30, 2020.

Additionally, on May 13, 2020, we amended a Technical Services Agreement that we had entered with AMIC on March 15, 2018, to add project management support services. Under this arrangement, AMIC and its consultants are still responsible for engineering and construction of the Slagger while we provide technical advice and project management services including supervision and management of third party consultants intended to satisfy the Option Criteria. As compensation for these services, Tronox receives a monthly management fee of approximately $1 million, which is recorded in “Other income (expense), net” within the unaudited Condensed Consolidated Statement of Operations and in “Prepaid and other assets” on the unaudited Condensed Consolidated Balance Sheet. The monthly management fee is subject to certain success incentives if and when the Slagger achieves the Option Criteria.
In conjunction with closing of the Cristal Transaction on April 10, 2019, we entered into a transition services agreement with Tasnee, Cristal and AMIC. Under the terms of the transition services agreement, Tasnee and its affiliates will provide services to Tronox related to information technology support and infrastructure, logistics, safety, health and environmental, treasury and tax. Similarly, Tronox will provide services to Tasnee and its affiliates for information technology support and infrastructure, finance and accounting, tax, treasury, human resources, logistics, research and development and business development.
As part of the transition services agreement, Tronox recorded a net reduction of approximately $1 million in “Selling, general and administrative expenses” for both the three and six months ended June 30, 2020, respectively, in the unaudited Condensed Consolidated Statement of Operations. The net reduction of selling, general and administrative expenses associated with the transition services agreement generally represents a recovery of the related costs. At June 30, 2020, Tronox had a receivable due from Tasnee of $12 million and a payable due to Tasnee of $5 million that are recorded within “Prepaid and other assets” and “Accrued liabilities”, respectively, on the unaudited Condensed Consolidated Balance Sheet. The balance in prepaid and other assets and remaining balances in accrued liabilities primarily relate to pre-acquisition activity and those balances are expected to be settled in the near term.
On December 29, 2019, we entered into an agreement with Cristal to acquire certain assets co-located at our Yanbu facility which produces metal grade TiCl4 ("MGT"). Consideration for the acquisition is the assumption by Tronox of a $36 million note payable to Cristal. The MGT is used at a titanium "sponge" plant facility, 65% of the ownership interests of which are held by Advanced Metal Industries Cluster and Toho Titanium Metal Co. Ltd ("ATTM"), a joint venture between AMIC and Toho Titanium Company Ltd. ATTM uses the TiCl4, which we supply by pipeline, for the production of titanium sponge, a precursor material used in the production of titanium metal. We currently operate the MGT asset for AMIC under an interim arrangement and expect this transaction to close in 2020.
As a result of the transactions we have entered into related to the MGT assets, during the three and six months ended June 30, 2020, Tronox recorded $2 million and $3 million for purchase of chlorine gas from ATTM and such amounts are recorded in "Cost of goods sold" on the unaudited Condensed Consolidated Statement of Operations. The amount due to ATTM as of June 30, 2020 for the purchase of chlorine gas was less than $1 million and is recorded within “Accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet. In addition, during the three and six months ended June 30, 2020, Tronox recorded $7 million and $13 million respectively, for MGT sales made to AMIC and such amounts were recorded in “Net sales” on the unaudited Condensed Consolidated Statement of Operations. At June 30, 2020, Tronox had a receivable from AMIC of $5 million from the sale of MGT that is recorded within “Prepaid and other assets” on the unaudited Condensed Consolidated Balance Sheet.

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
Overview
Tronox Holdings plc (referred to herein as "Tronox", "we", "us", or "our") operates titanium-bearing mineral sand mines and smelter operations in Australia, South Africa and Brazil to produce feedstock materials that can be processed into TiO2 for pigment, high purity titanium chemicals, including titanium tetrachloride, and Ultrafine© titanium dioxide used in certain specialty applications. It is our long-term strategic goal to be vertically integrated and consume all of our feedstock materials in our own nine TiO2 pigment facilities which we operate in the United States, Australia, Brazil, UK, France, the Netherlands, China and the Kingdom of Saudi Arabia (“KSA”). We believe that vertical integration is the best way to achieve our ultimate goal of delivering low cost, high-quality pigment to our coatings and other TiO2 customers throughout the world. The mining, beneficiation and smelting of titanium bearing mineral sands creates meaningful quantities of zircon, which we also supply to customers around the world.
We are a public limited company registered under the laws of England and Wales. Tronox was formerly listed on the New York Stock Exchange as Tronox Limited, a company registered under the laws of Western Australia. However, in March 2019, we re-domiciled to the United Kingdom, and as a result of the re-domiciling, Tronox Limited became a wholly-owned subsidiary of Tronox Holdings plc. Another significant corporate milestone occurred on April 10, 2019 when we completed the acquisition from National Industrialization Company ("Tasnee") of the TiO2 business of The National Titanium Dioxide Company Ltd. (“Cristal”) (the “Cristal Transaction”). That transaction doubled our size and expanded the number of TiO2 pigment facilities we operate from three to nine and gave us control of several new mines, particularly in Australia. In order to obtain regulatory approval for the Cristal Transaction, we were required to divest Cristal's North American TiO2 business, which was sold in May 2019. See Note 2 for further details on the Cristal Transaction.

Tronox Synergy Savings Program
The Cristal Transaction created significant opportunities for us to realize operating and cost-saving synergies. When the Cristal Transaction closed, we announced our goal of achieving approximately $220 million in synergies by 2022. These synergies are expected to be realized from the following areas:
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
In connection with realizing the synergies discussed above, during the year ended December 31, 2019 and including the six months ended June 30, 2020, we incurred restructuring costs of $24 million for employee related costs, including severance. See Note 3 of notes to unaudited condensed consolidated financial statements for further information on restructuring.
During the six months ended June 30, 2020, we have delivered total synergies of $107 million, of which $84 million have been reflected in our EBITDA in the six months of 2020 and $23 million are cash and other synergies not reflected in EBITDA. Our synergy targets continue to be $190 million for 2020, $275 million for 2021 and $325 million for 2022.
Business Environment
The following discussion includes trends and factors that may affect future operating results:
Throughout the current Covid-19 pandemic, our operations have been designated as essential to support the continued manufacturing of products such as food and medical packaging, medical equipment, pharmaceuticals, and personal protective gear.
The Covid-19 pandemic has impacted, and will continue to impact, our industry and business. Our second quarter revenue decreased 20% sequentially driven primarily by lower TiO2 volumes which was in line with expectations as a result of the decline in global GDP.  Average TiO2 selling prices remained flat on a sequential basis. The Covid-19 pandemic has impacted, and will continue to impact, our industry and business. Demand for TiO2 in North America has been the most resilient, as we have seen continued strength in the do-it-yourself coatings and packaging end markets, partially offset by slower demand in construction and professional paint end markets. South America and India were hardest hit by the virus in the quarter and experienced significantly slower demand relative to other regions, while regions such as Europe experienced slow demand in the beginning of the quarter, but saw demand pickup into late June. Zircon volumes and average selling prices both increased 2% sequentially owing to shipment timing and favorable product mix. Zircon demand has remained relatively consistent for the last three quarters. Feedstock and other products sales decreased 43% sequentially, primarily due to the lack of mandated shipments of CP slag in the quarter and lower sales volumes of pig iron.

Gross margin declined sequentially from the first quarter to the second quarter 2020 due to the unfavorable impacts of volume and mix, and unfavorable cost structures in our South African operations due to the mandatory shut-down of our mining operations and slow-down of our smelters in South Africa during the 21 day country wide lockdown due to the Covid-19 pandemic. The unfavorable impacts were partially offset by favorable impacts of foreign currency on costs.
As of June 30, 2020, our total available liquidity was $1,123 million, including $722 million in cash and cash equivalents and $401 million available under revolving credit agreements including $288 million available under our Asset Backed Lending ("ABL") facility. Our total debt was $3.5 billion and net debt to trailing-twelve month Adjusted EBITDA pro forma for the Cristal transaction was 4.2x. There are no upcoming maturities on the Company’s term loan or bonds until 2024. The Company also has no financial covenants on its term loan or bonds and only one springing financial covenant on its ABL facility, which we do not expect to be triggered based on our current scenario planning.

Pro Forma Income Statement Information
The acquisition of the TiO2 business of Cristal on April 10, 2019 impacts the comparability of the reported results for 2020 compared to 2019. Since Tronox and Cristal have combined their respective businesses effective with the merger date of April 10, 2019, the three and six months ended June 30, 2020 reflect the results of the combined business, while the three and six months ended June 30, 2019 reflect the results of the combined business from April 10, 2019. To assist with a discussion of the 2020 and 2019 results on a comparable basis, certain supplemental unaudited pro forma income statement information is provided on a consolidated basis and is referred to as "pro forma information".
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

Condensed Consolidated Results of Operations from Continuing Operations
Three Months Ended June 30, 2020 compared to the Three Months Ended June 30, 2019

	Reported Amounts			Pro Forma Amounts (1)
	Three Months Ended June 30,			Three Months Ended June 30,
	2020	2019	Variance	2020	2019	Variance
Net sales	$578	$791	$(213)	$578	$827	$(249)
Cost of goods sold	449	672	(223)	449	648	(199)
Contract loss	—	19	(19)	—	—	—
Gross profit	129	100	29	129	179	(50)
Gross Margin	22%	13%	9 pts	22%	22%	0 pts

Selling, general and administrative expenses	80	103	(23)	80	85	(5)
Restructuring	—	10	(10)	—	10	(10)
Income (loss) from operations	49	(13)	62	49	84	(35)
Interest expense	(47)	(54)	(7)	(47)	(54)	(7)
Interest income	2	3	(1)	2	3	(1)
Loss on extinguishment of debt	—	—	—	—	—	—
Other (expense) income, net	2	5	(3)	2	5	(3)
Income (loss) from continuing operations before income taxes	6	(59)	65	6	38	(32)
Income tax (provision) benefit	(10)	4	14	(10)	(6)	4
Net (loss) income from continuing operations	$(4)	$(55)	$51	$(4)	$32	$(36)

Effective tax rate	167%	(7)%		167%	16%

EBITDA (2)	$123	$76	$47	$123	$176	$(53)
Adjusted EBITDA (2)	$142	$195	$(53)	$142	$200	$(58)
Adjusted EBITDA as% of Net Sales	25%	25%	0 pts	25%	24%	1 pts
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
On a reported basis and pro forma basis, net sales of $578 million for the three months ended June 30, 2020 decreased by 27% and 30%, respectively, compared to $791 million and $827 million, respectively, for the same period in 2019. The decrease is primarily due to lower TiO2 and Zircon sales volumes as a result of the Covid-19 pandemic as well as lower Zircon average selling prices.
Net sales by type of product for the three months ended June 30, 2020 and 2019 were as follows:
The table below presents reported revenue by product:

	Three Months Ended June 30,
	2020	2019	Variance	Percentage
TiO2	$466	$625	$(159)	(25)%
Zircon	68	88	(20)	(23)%
Feedstock and other products	44	78	(34)	(44)%
Total net sales	$578	$791	$(213)	(27)%
The table below presents pro forma revenue by product:

	Three Months Ended June 30,
(Millions of dollars)	2020	2019	Variance	Percentage
TiO2	$466	$657	$(191)	(29)%
Zircon	68	89	(21)	(24)%
Feedstock and other products	44	81	(37)	(46)%
Total net sales	$578	$827	$(249)	(30)%
On a reported basis, for the three months ended June 30, 2020, TiO2 revenue was lower by 25% or $159 million compared to the prior year quarter. Given the acquisition of Cristal on April 10, 2019, there is approximately $21 million of revenue in the nine days of April 2020 of which there was no comparable amounts in the same period of the prior year. Excluding this revenue generated from the Cristal operations, TiO2 revenue decreased 29% or $180 million primarily due to $169 million decrease in sales volumes as a result of the Covid-19 pandemic and a decrease of $7 million in average selling prices of TiO2. Foreign currency negatively impacted TiO2 revenue by $4 million due to the weakening of the Euro. Zircon revenues for the Cristal operation in the first nine days of April 2020 were approximately $2 million. Excluding this Cristal related revenue, Zircon revenue decreased decreased $22 million primarily due to a $12 million reduction in average selling prices and a $10 million reduction in sales volumes as a result of the Covid-19 pandemic. Feedstock and other products revenues for the Cristal operations in the first nine days of April 2020 were approximately $3 million. Excluding this Cristal related revenue, feedstock and other products revenues was $37 million lower from the year-ago quarter primarily driven by lower volumes of CP slag and pig iron.
On a pro forma basis, for the three months ended June 30, 2020, TiO2 revenue declined 29% compared to the prior year quarter driven primarily by a $179 million decrease in sales volumes as a result of the Covid-19 pandemic and a $7 million decrease in average selling prices. Foreign currency negatively impacted TiO2 sales by $4 million or 2% due to the weakening of the Euro. Zircon revenues declined $21 million or 24% primarily due to a 13% decline in average sales prices and a 11% decline in sales volumes as a result of the Covid-19 pandemic. Feedstock and other products revenues declined primarily due to lower sales volumes of CP slag and pig iron.
Second quarter revenue of 2020 decreased 20% when compared to the first quarter of 2020 driven by a 19% decrease in TiO2 volumes and lower sales volumes of CP slag and pig iron which is primarily as a result of the Covid-19 pandemic.
On a reported basis, our gross margin of $129 million was 22% of net sales compared to 13% of net sales in the year-ago quarter. The increase in gross margin is primarily due to:
•the favorable impact of 8 points due to the value of the inventory of Cristal being stepped up to fair value on the acquisition date in the prior year period, which resulted in the recognition of higher expense in the prior year period;
•the favorable impact of 4 points due to the synergies realized from the Cristal transaction;
•the favorable impact of 3 points due to the recognition of a $19 million charge for contract losses expected to be incurred on the 8120 supply agreement with Venator in the prior year quarter;
•the net favorable impact of 5 points due to changes in foreign exchange rates, primarily the South African Rand and Australian Dollar;
•the unfavorable impact of 5 points due to sales volume and product mix;
•the unfavorable impact of 3 points due to increased cost structures and the absence of deferred margin build;
•the unfavorable impact of 2 points primarily caused by a decrease in Zircon selling prices; and

•the unfavorable impact of 1 point due to the mandatory shut-down of our mining operations and slow-down of our smelters in South Africa due to the Covid-19 pandemic.

On a pro forma basis, our gross margin of $129 million was 22% of net sales compared to 22% of net sales in the year-ago quarter. Quarter over quarter, the main drivers of gross margin are as follows:
•the favorable impact of 4 points due to the synergies realized from the Cristal transaction;
•the net favorable impact of 4 points due to changes in foreign exchange rates, primarily the South African Rand and Australian Dollar;
•the unfavorable impact of 2 points due to sales volumes and product mix;
•the unfavorable impact of 3 points due to increased cost structures and the absence of deferred margin build;
•the unfavorable impact of 2 points primarily caused by a decrease in Zircon selling prices; and
•the unfavorable impact of 1 point due to the mandatory shut-down of our mining operations and slow-down of our smelters in South Africa due to the Covid-19 pandemic.

On a reported basis, selling, general and administrative expenses decreased by $23 million or 22% during the three months ended June 30, 2020 compared to the same period of the prior year. The decrease is mainly due to the following: i) lower professional services costs of $15 million, ii) lower travel and entertainment expenses of $6 million as a result of the Covid-19 pandemic, iii) $3 million lower employee costs primarily due to a $6 million true up to long term share based compensation incentive programs partially offset by a $3 million increase in the annual incentive program, iv) lower integration costs of $1 million, and v) a reduction of $1 million in research and development expenses offset by an increase of $1 million in taxes other than income and approximate $3 million of incremental expenses for Cristal for the first nine days of April 2020 of which there were no comparable amounts in the prior year period given the acquisition closed on April 10, 2019. On a pro forma basis, selling, general and administrative expenses decreased period over period primarily due to lower professional services costs.
On both a reported and pro forma basis, we recorded restructuring expenses of $10 million for employee-related costs associated with headcount reductions during the three months ended June 30, 2019 of which there were no comparable amounts in the comparable prior year period. See Note 3 of notes to unaudited condensed consolidated financial statements.
On a reported basis, income from operations for the three months ended June 30, 2020 was $49 million compared to loss from operations of $13 million in the prior year period. The increase of $62 million was primarily due to the higher gross margin coupled with lower SG&A expenses discussed above.
On a pro forma basis, income from operations for the three months ended June 30, 2020 decreased $35 million to $49 million from $84 million in the prior year period primarily due to lower gross margin as discussed above.
On a reported basis, adjusted EBITDA as a percentage of net sales was 25% for the three months ended June 30, 2020 unchanged from the prior year. On a pro forma basis, adjusted EBITDA as a percentage of net sales increased 1 percentage point over the prior year due to the synergies realized from the transaction.
On both a reported and pro forma basis, interest expense for the three months ended June 30, 2020 decreased by $7 million compared to the same period of 2019 primarily due to lower average debt outstanding balances and lower average interest rates mainly on the Term Loan Facility and Standard Bank Term Loan Facility.
On both a reported and pro forma basis, interest income for the three months ended June 30, 2020 decreased by $1 million compared to the same period in 2019 due to lower cash balances from the use of cash and previously restricted cash in the second quarter of 2019 for the acquisition of the Cristal Transaction.
On both a reported and pro forma basis, other income (expense), net for the three months ended June 30, 2020 primarily consisted of net realized and unrealized foreign currency gains. The foreign currency gains were primarily driven by the South African rand and the Australian dollars used in the remeasurement of our U.S. dollar denominated working capital balances partially offset by the impact of our foreign currency derivatives.

We continue to maintain full valuation allowances related to the total net deferred tax assets in the U.S. and Australia. We have full valuation allowances related to the net deferred tax assets recently acquired in Australia, Belgium, Brazil, Saudia Arabia, Switzerland, and the U.S.  The provisions for income taxes associated with these jurisdictions include no tax benefits with respect to losses incurred and tax expense only to the extent of current tax payments. Additionally, we have valuation allowances against other specific tax assets.
On a reported basis, the effective tax rate was 167% and (7)% for the three months ended June 30, 2020 and 2019, respectively. The effective tax rates for the three months ended June 30, 2020 and 2019 are influenced by a variety of factors, primarily income and losses in jurisdictions with valuation allowances, disallowable expenditures, restructuring impacts, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate. During the three months ended June 30, 2020, a full valuation allowance was recorded against the deferred tax assets in Saudi Arabia and the impact was $2 million to the income tax provision. On a pro forma basis, the effective tax rate was 167% and 16% for the three months ended June 30, 2020 and 2019, respectively.

Six Months Ended June 30, 2020 compared to the Six Months Ended June 30, 2019

	Reported Amounts			Pro Forma Amounts (1)
	Six Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Variance	2020	2019	Variance
Net sales	$1,300	$1,181	$119	$1,300	$1,547	$(247)
Cost of goods sold	996	979	17	996	1,227	(231)
Contract loss	—	19	(19)	—	—	—
Gross profit	304	183	121	304	320	(16)
Gross Margin	23%	15%	8 pts	23%	21%	2 pts

Selling, general and administrative expenses	174	170	4	174	180	(6)
Restructuring	2	10	(8)	2	10	(8)
Income from operations	128	3	125	128	130	(2)
Interest expense	(92)	(103)	(11)	(92)	(109)	(17)
Interest income	5	12	(7)	5	6	(1)
Loss on extinguishment of debt	—	(2)	(2)	—	(2)	(2)
Other income, net	11	3	8	11	2	9
Income (loss) from continuing operations before income taxes	52	(87)	139	52	27	25
Income tax (provision) benefit	(16)	2	18	(16)	(13)	3
Net (loss) income from continuing operations	$36	$(85)	$121	$36	$14	$22

Effective tax rate	31%	(2)%		31%	48%

EBITDA (2)	$282	$135	$147	$282	$304	$(22)
Adjusted EBITDA (2)	$315	$275	$40	$315	$341	$(26)
Adjusted EBITDA as% of Net Sales	24%	23%	1 pts	24%	22%	2 pts
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

On a reported basis, net sales of $1,300 million for the six months ended June 30, 2020 increased by 10% compared to $1,181 million for the same period in 2019. The six months ended June 30, 2020 includes approximately $352 million of revenue from Cristal operations for the first quarter of 2020 and the first nine days of April 2020 of which there were no comparable amounts in the prior year period given the acquisition closed on April 10, 2019. Excluding this Cristal revenue, revenue decreased 20% primarily due to decreases in TiO2 and Zircon sales volumes as a result of the Covid-19 pandemic as well as lower Zircon average selling prices. On a pro forma basis, net sales for the six months ended June 30, 2020 decreased $247 million in comparison to the same period in 2019 primarily due to the decreases in sales volumes of TiO2 and pig iron as well as lower average selling prices of Zircon.
Net sales by type of product for the six months ended June 30, 2020 and 2019 were as follows:
The table below presents reported revenue by product:

	Six Months Ended June 30,
	2020	2019	Variance	Percentage
TiO2	$1,046	$902	$144	16%
Zircon	133	152	(19)	(13)%
Feedstock and other products	121	127	(6)	(5)%
Total net sales	$1,300	$1,181	$119	10%
The table below presents pro forma revenue by product:

	Six Months Ended June 30,
(Millions of dollars)	2020	2019	Variance	Percentage
TiO2	$1,046	$1,227	$(181)	(15)%
Zircon	133	171	(38)	(22)%
Feedstock and other products	121	149	(28)	(19)%
Total net sales	$1,300	$1,547	$(247)	(16)%

On a reported basis, for the six months ended June 30, 2020, TiO2 revenue was higher by 16% or $144 million compared to the prior year period. Given the acquisition of Cristal on April 10, 2019, there is approximately $306 million of revenue in the first quarter of 2020 and first nine days of April 2020 of which there was no comparable amounts in the same period of the prior year. Excluding this revenue generated from the Cristal operations, TiO2 revenue decreased by $162 million due to a $147 million decrease in sales volumes as a result of the Covid-19 pandemic and a decrease of $9 million in average selling prices of TiO2 and foreign currency negatively impacted TiO2 revenue by $6 million due to the weakening of the Euro. Zircon revenues for the Cristal operation in the first quarter of 2020 and first nine days of April 2020 were approximately $17 million. Excluding this Cristal related revenue, Zircon revenue decreased primarily due to $22 million reduction in average selling prices and $14 million reduction in sales volumes as a result of the Covid-19 pandemic. Feedstock and other products revenues for the Cristal operations in the first quarter of 2020 and first nine days of April 2020 were approximately $29 million. Excluding this Cristal related revenue, feedstock and other products decreased $35 million primarily due to lower sales volumes of pig iron.

On a pro forma basis, for the six months ended June 30, 2020, TiO2 revenue declined 15% compared to the prior year driven primarily by a $131 million decrease in sales volumes as a result of the Covid-19 pandemic, a $18 million decrease in product mix, and a $14 million decrease in average selling prices. Foreign currency negatively impacted TiO2 sales by $12 million or 2% due to the weakening of the Euro. Zircon revenues declined $38 million or 22% primarily due to a 14% decline in average sales prices and a 9% decline in sales volumes. Feedstock and other products revenues declined primarily due to lower average selling prices of pig iron offset by higher sales volumes of CP slag.
On a reported basis, our gross margin of $304 million was 23% of net sales compared to 15% of net sales in the year-ago quarter. The increase in gross margin is primarily due to:
•the favorable impact of 4 points due to the synergies realized from the Cristal transaction;
•the favorable impact of 4 points due to the value of the inventory of Cristal being stepped up to fair value on the acquisition date in the prior year period, which resulted in the recognition of higher expense in the prior year period;
•the net favorable impact of 4 point due to changes in foreign exchange rates, primarily the South African Rand and Australian Dollar;
•the favorable impact of 2 points due to the recognition of a $19 million charge for contract losses expected to be incurred on the 8120 supply agreement with Venator in the prior year period;
•the unfavorable impact of 1 point due to the mandatory shut-down of our mining operations and slow-down of our smelters in South Africa due to the Covid-19 pandemic;
•the unfavorable impact of 2 points due to sales volume and product mix;
•the unfavorable impact of 1 point due to increased cost structures; and
•the unfavorable impact of 2 points primarily caused by a decrease in Zircon selling prices.

On a pro forma basis, our gross margin of $304 million was 23% of net sales compared to 21% of net sales in the prior year period. The increase in gross margin is primarily due to:
•the favorable impact of 4 points due to the synergies realized from the Cristal transaction;
•the favorable impact of 4 points due to changes in foreign exchange rates, primarily the South African Rand and Australian Dollar;
•the unfavorable impact of 2 points due to increased cost structures;
•the unfavorable impact of 1 point due to product mix;
•the unfavorable impact of 2 points caused by a decrease in Zircon selling prices; and
•the net unfavorable impact of 1 point due to the mandatory shut-down of our mining operations and slow-down of our smelters in South Africa due to the Covid-19 pandemic.

On a reported basis, selling, general and administrative expenses increased by $4 million or 2% during the six months ended June 30, 2020 compared to the same period of the prior year. Given the acquisition of Cristal on April 10, 2019, there are approximately $23 million of expenses in the first quarter of 2020 and first nine days of April 2020 of which there was no comparable amounts in the same period of the prior year. The increase was also driven by a $5 million increase in integration costs, $2 million higher amortization expense, and $3 million higher IT and communication expenses. Offsetting these increases were approximately $20 million of lower professional services costs, a reduction of $5 million in travel and entertainment expenses as a result of the Covid-19 pandemic and lower research and development expenses of $5 million. On a pro forma basis, selling, general and administrative expenses decreased period over period primarily due to lower professional services costs.

On both a reported and pro forma basis, we recorded restructuring expenses of $2 million for employee-related costs associated with headcount reductions during the six months ended June 30, 2020. See Note 3 of notes to unaudited condensed consolidated financial statements.
On a reported basis, income from operations for the six months ended June 30, 2020 was $128 million compared to income from operations of $3 million in the prior year period. The increase of $125 million was primarily due to the higher gross margin partially and lower restructuring charges offset by higher SG&A expenses discussed above.
On a pro forma basis, income from operations for the six months ended June 30, 2020 decreased $2 million to $128 million from $130 million in the prior year period primarily due to lower gross margin offset by lower SG&A expenses and lower restructuring charges as discussed above.

On a reported basis, adjusted EBITDA as a percentage of net sales was 24% for the six months ended June 30, 2020, an increase of 1 point from 23% in the prior year. The higher gross margin partially offset by the higher SG&A expenses as discussed above were the primary drivers of the year-over-year increase in Adjusted EBITDA percentage.
On a pro forma basis, adjusted EBITDA as a percentage of net sales was 24% for the six months ended June 30, 2020, an increase of 2 points from 22% in the prior year. The lower SG&A expenses partially offset by the lower gross margin as discussed above were the primary drivers of the year-over-year increase in Adjusted EBITDA percentage.
On a reported and pro forma basis, interest expense for the six months ended June 30, 2020 decreased by $11 million and $17 million, respectively, compared to the same period of 2019 primarily due to lower average debt outstanding balances and lower average interest rates mainly on the Term Loan Facility and Standard Bank Term Loan Facility.
On a reported and pro forma basis, interest income for the six months ended June 30, 2020 decreased by $7 million and $1 million, respectively, compared to the same period in 2019 due to lower cash balances from the use of cash and previously restricted cash in the second quarter of 2019 for the acquisition of the Cristal Transaction.
On both a reported and pro forma basis, other income, net for the six months ended June 30, 2020 primarily consisted of net realized and unrealized foreign currency gains. The foreign currency gains were primarily driven by the South African rand and the Australian dollars used in the remeasurement of our U.S. dollar denominated working capital balances partially offset by the impact of our foreign currency derivatives.
We continue to maintain full valuation allowances related to the total net deferred tax assets in the U.S. and Australia. We have full valuation allowances related to the net deferred tax assets recently acquired in Australia, Belgium, Brazil, Saudi Arabia, Switzerland, and the U.S.  The provisions for income taxes associated with these jurisdictions include no tax benefits with respect to losses incurred and tax expense only to the extent of current tax payments. Additionally, we have valuation allowances against other specific tax assets.

On a reported basis, the effective tax rate was 31% and (2)% for the six months ended June 30, 2020 and 2019, respectively. The effective tax rates for the six months ended June 30, 2020 and 2019 are influenced by a variety of factors, primarily income and losses in jurisdictions with valuation allowances, disallowable expenditures, restructuring impacts, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate. During the six months ended June 30, 2020, a full valuation allowance was recorded against the deferred tax assets in Saudi Arabia and the impact was $2 million to the income tax provision. On a pro forma basis, the effective tax rate was 31% and 48% for the six months ended June 30, 2020 and 2019, respectively.

Other Comprehensive (Loss) Income
Other comprehensive income was $61 million for the three months ended June 30, 2020 as compared to none for the prior year period. The increase in income in 2020 compared to the prior year was primarily driven by gains on derivative instruments of $46 million as compared to losses of $23 million in the prior year quarter. This increase was offset by favorable foreign currency translation adjustments of $22 million in the prior year quarter as compared to favorable foreign currency translation adjustments of $16 million for the three months ended June 30, 2020.
Other comprehensive loss was $209 million in the six months ended June 30, 2020 as compared to none in the six months ended June 30, 2019. The increase in loss is primarily due to the unfavorable foreign currency translation adjustments of $172 million as compared to favorable foreign currency translation adjustments of $22 million in the prior year period. In addition, we recognized a net loss on derivative instruments of $37 million in the six months ended June 30, 2020 as compared to a net loss on derivative instruments of $23 million in the prior year period.

Liquidity and Capital Resources
The following table presents our liquidity as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(Millions of U.S. dollars)
Cash and cash equivalents	$722	$302
Available under the Wells Fargo Revolver	288	209
Available under the Standard Credit Facility	58	72
Available under the Emirates Revolver	50	46
Available under the SABB Facility	5	19
Total	$1,123	$648
As discussed previously, on May 1, 2020, the Company increased liquidity by issuing its 6.5% senior secured notes due 2025 for an aggregate principal amount of $500 million. A portion of the proceeds of this debt offering was utilized to repay the $200 million of its outstanding borrowings as of March 31, 2020 under the Company's Wells Fargo, Standard Bank, and Emirates revolvers.
Historically, we have funded our operations and met our commitments through cash generated by operations, issuance of unsecured notes, bank financings and borrowings under lines of credit. In the next twelve months, we expect that our operations and available borrowings under our debt financings and revolving credit agreements (see Note 13 of notes to consolidated financial statements) will provide sufficient cash for our operating expenses, capital expenditures, interest payments and debt repayments. This is predicated on our achieving our forecast which could be negatively impacted by items outside of our control, in particular, macroeconomic conditions, including the economic impacts caused by the Covid-19 pandemic. If negatives events occur, we may need to reduce our capital expenditures and reduce operating costs and other items to maintain adequate liquidity.
Working capital (calculated as current assets less current liabilities) was $1.8 billion at June 30, 2020 compared to $1.4 billion at December 31, 2019.
As of June 30, 2020, the non-guarantor subsidiaries of our Senior Notes due 2025 represented approximately 15% of our total consolidated liabilities and approximately 31% of our total consolidated assets. For the three and six months ended June 30, 2020, the non-guarantor subsidiaries of our Senior Notes due 2025 represented approximately approximately 36% and 39%, respectively, of our total consolidated net sales and approximately 32% and 40%, respectively, of our consolidated EBITDA (as such term is defined in the 2025 Indenture). In addition, as of June 30, 2020, our non-guarantor subsidiaries had $697 million of total consolidated liabilities (including trade payables but excluding intercompany liabilities), all of which would have been structurally senior to the 2025 Notes. See Note 13 of notes to unaudited condensed consolidated financial statements.
At June 30, 2020, we had outstanding letters of credit and bank guarantees of $73 million. See Note 17 of notes to unaudited condensed consolidated financial statements.
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
As of June 30, 2020, our credit rating with Moody’s and Standard & Poor’s changed from December 31, 2019 from B1 positive to B1 stable outlook and from B stable to B negative outlook, respectively. See Note 13 of notes to unaudited condensed consolidated financial statements.

Cash and Cash Equivalents
We consider all investments with original maturities of three months or less to be cash equivalents. As of June 30, 2020, our cash and cash equivalents were primarily invested in money market funds. We maintain cash and cash equivalents in bank deposit and money market accounts that may exceed federally insured limits. The financial institutions where our cash and cash equivalents are held are highly rated and geographically dispersed, and we have a policy to limit the amount of credit exposure with any one institution. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk.
The use of our cash includes payment of our operating expenses, capital expenditures, servicing our interest and debt repayment obligations, making pension contributions and making quarterly dividend payments.
Repatriation of Cash
At June 30, 2020, we held $722 million in cash and cash equivalents in these respective jurisdictions: $442 million in the United States, $58 million in Europe, $108 million in Australia, $48 million in South Africa, $21 million in Brazil, $26 million in Saudi Arabia and $19 million in China. Our credit facilities limit transfers of funds from subsidiaries in the United States to certain foreign subsidiaries. In addition, at June 30, 2020, we held $27 million of restricted cash of which $18 million is in Europe and is related to the termination fee associated with the TTI acquisition and $9 million is in Australia related to performance bonds.
Tronox Holdings plc has foreign subsidiaries with undistributed earnings at June 30, 2020. We have made no provision for deferred taxes related to these undistributed earnings because they are considered indefinitely reinvested in the foreign jurisdictions.
Debt Obligations
In March 2020, the Company took precautionary measures and drew down $200 million of its outstanding borrowings under its Wells Fargo, Standard Bank, and Emirates revolvers in order to increase liquidity and preserve financial flexibility. As discussed below, the Company repaid the outstanding balances of these short-term credit facilities with a portion of the proceeds of the 6.5% senior secured notes due 2025. Additionally, during the six months ended June 30, 2020, our KSA subsidiary drew down $13 million on its SABB Credit Facility for local working capital purposes. As of June 30, 2020, the short-term debt balance was $13 million based on the June 30, 2020 exchange rate. There were no short term debt balances at December 31, 2019.
At June 30, 2020 and December 31, 2019, our long-term debt, net of unamortized discount and debt issuance costs was $3.5 billion and $3.0 billion, respectively.
At June 30, 2020 and December 31, 2019, our net debt (the excess of our debt over cash and cash equivalents) was $2.7 billion and $2.7 billion, respectively. See Note 13 of notes to unaudited condensed consolidated financial statements.
On May 1, 2020, Tronox Incorporated, a wholly-owned indirect subsidiary of the Company, issued its 6.5% senior secured notes due 2025 for an aggregate principal amount of $500 million. A portion of the proceeds of this debt offering was utilized to repay the $200 million of the Company's outstanding borrowings under its Wells Fargo, Standard Bank, and Emirates revolvers.
TTI Acquisition
In May 2020, the Company announced that it had signed a definitive agreement to acquire the Tizir Titanium and Iron ("TTI") business from Eramet S.A. for approximately $300 million in cash, plus 3% per annum which accrues for the period from January 1, 2020 until the transaction closes. The close of the transaction, which we anticipate to occur before May 13, 2021, is subject to certain consents and customary closing conditions, including regulatory approvals.

Cash Flows
The following table presents cash flow from continuing operations for the periods indicated:

	Six Months Ended June 30,
	2020	2019
	(Millions of U.S. dollars)
Cash provided by operating activities - continuing operations	$72	$133
Cash used in investing activities - continuing operations	(92)	(991)
Cash provided by (used in) financing activities - continuing operations	466	(417)
Net cash provided by discontinued operations	—	(16)
Effects of exchange rate changes on cash and cash equivalents and restricted cash	(8)	1
Net increase (decrease) in cash, cash equivalents and restricted cash	$438	$(1,290)
Cash Flows provided by Operating Activities — Cash provided by operating activities is driven by net income from continuing operations adjusted for non-cash items and changes in working capital items. The following table provides our net cash provided by operating activities for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
	(Millions of U.S. dollars)
Net income (loss)	$36	$(85)
Adjustments for non-cash items	196	230
Income related cash generation	232	145
Net change in assets and liabilities (“working capital changes”)	(160)	(12)
Cash provided by operating activities - continuing operations	$72	$133
Net cash provided by operating activities was $72 million as compared to net cash provided by operating activities of $133 million in the prior year. The change period over period is due to a higher use of cash from working capital in the current year period. Higher use of cash from working capital was caused primarily by a higher use of cash of $117 million for inventories coupled with a $18 million higher use of cash for prepaid assets and other assets and a $16 million higher use of cash for accounts payable and accrued liabilities due to timing of payments.
Cash Flows used in Investing Activities — Net cash used in investing activities for the six months ended June 30, 2020 was $92 million as compared to $991 million for the same period in 2019. The current year represents $82 million of capital expenditures as compared to $81 million in the prior year. Additionally, the decrease in cash used in investing activities is attributable to the acquisition of Cristal in the prior year period offset by the proceeds from the sale of Ashtabula. The prior year is also comprised of a loan of $25 million to AMIC related to the Jazan Slagger, a titanium slag smelter facility (see Note 21 of notes to unaudited condensed consolidated financial statements for a discussion of the Jazan Slagger) as compared to $12 million in the current year.
Cash Flows provided by (used in) Financing Activities —Net cash provided by financing activities during the six months ended June 30, 2020 was $466 million as compared to cash used in financing activities of $417 million for the six months ended June 30, 2019. The current year is primarily comprised of $500 million from the proceeds from the issuance of the 6.5% Senior Secured Notes due 2025 (see Note 13 of notes to unaudited condensed consolidated financial statements). Additionally, during the six months ended June 30, 2020, our KSA subsidiary drew down $13 million on its SABB Credit Facility for local working capital purposes. Partially offsetting these proceeds was a use of cash of $20 million for the payment of dividends during the first and second quarter of 2020 and repayments of long-term debt of $15 million for our debt in South Africa. For the six months ended June 30, 2019, cash flows used in financing activities included repurchases of common stock of $252 million, repayments against our Term Loan Facility of $215 million, and a payment of $148 million for the acquisition of Exxaro’s ownership interest in Tronox Sands partially offset by proceeds of $222 million from the Standard Bank Term Loan.

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of June 30, 2020:

	Contractual Obligation Payments Due by Year (3)(4)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of U.S. dollars)
Long-term debt, net and lease financing (including interest) (1)	$4,389	243	409	2,619	1,118
Purchase obligations (2)	545	158	135	94	158
Operating leases	97	41	39	10	7
Asset retirement obligations(5)	410	20	68	37	285
Total	$5,441	462	651	2,760	1,568
__________________
(1)We calculated the Term Loan interest at a LIBOR plus a margin of 2.75%. See Note 13 of notes to our unaudited condensed consolidated financial statements.
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

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Millions of U.S. dollars)
Net (loss) income (U.S. GAAP)	$(4)	$(56)	$36	$(86)
Loss from discontinued operations, net of tax (see Note 2) (U.S. GAAP)	—	(1)	—	(1)
Net (loss) income from continuing operations (U.S. GAAP)	(4)	(55)	36	(85)
Interest expense	47	54	92	103
Interest income	(2)	(3)	(5)	(12)
Income tax provision (benefit)	10	(4)	16	(2)
Depreciation, depletion and amortization expense	72	84	143	131
EBITDA (non-U.S. GAAP)	123	76	282	135
Inventory step-up (a)	—	55	—	55
Contract loss (b)	—	19	—	19
Share-based compensation (c)	2	7	11	15
Transaction costs (d)	4	21	4	29
Restructuring (e)	—	10	2	10
Integration costs (f)	3	4	10	4
Loss on extinguishment of debt (g)	—	—	—	2
Foreign currency remeasurement (h)	2	(3)	(8)	(4)
Charge for capital gains tax payment to Exxaro (i)	—	1	—	2
Other items (j)	8	5	14	8
Adjusted EBITDA (non-U.S. GAAP)	$142	$195	$315	$275

(a) 2019 amount represents a pre-tax charge related to the recognition of a step-up in value of inventories as a result of purchase accounting.
(b) 2019 amount represents a pre-tax charge for the estimated losses we expect to incur under the supply agreement with Venator. See Note 2 of notes to unaudited condensed consolidated financial statements.
(c) Represents non-cash share-based compensation. See Note 19 of notes to unaudited condensed consolidated financial statements.
(d) 2020 and 2019 amounts represent transaction costs associated with the TTI Transaction and Cristal Transaction, respectively, which were recorded in “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations.
(e) Represents amounts for employee-related costs, including severance. See Note 3 of notes to unaudited condensed consolidated financial statements.
(f) Represents integration costs associated with the Cristal acquisition after the acquisition which were recorded in “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations.
(g) 2019 amount represents the loss in connection with the modification of the Wells Fargo Revolver and termination of the ABSA Revolver.
(h) Represents realized and unrealized gains and losses associated with foreign currency remeasurement related to third-party and intercompany receivables and liabilities denominated in a currency other than the functional currency of the entity holding them, which are included in “Other income (expense), net” in the unaudited Condensed Consolidated Statements of Operations.
(i) Represents the payment owed to Exxaro for capital gains tax on the disposal of its ordinary shares in Tronox Holdings plc included in and “Other income (expense), net” in the unaudited Condensed Consolidated Statements of Operations.
(j) Includes noncash pension and postretirement costs, asset write-offs, accretion expense and other items included in “Selling general and administrative expenses”, “Cost of goods sold” and “Other income (expense), net” in the unaudited Condensed Consolidated Statements of Operations.

The following table reconciles net loss to EBITDA and Adjusted EBITDA on a pro forma basis for the periods presented:

	Pro Forma Three Months Ended June 30,		Pro Forma Six Months Ended June 30,
	2020	2019	2020	2019
	(Millions of U.S. dollars)
Net (loss) income from continuing operations (U.S. GAAP)	$(4)	$32	$36	$14
Interest expense	47	54	92	109
Interest income	(2)	(3)	(5)	(6)
Income tax provision	10	6	16	13
Depreciation, depletion and amortization expense	72	87	143	174
EBITDA (non-U.S. GAAP)	123	176	282	304
Share-based compensation	2	7	11	15
Transaction costs	4	—	4	—
Restructuring	—	10	2	10
Integration costs	3	4	10	4
Loss on extinguishment of debt	—	—	—	2
Foreign currency remeasurement	2	(3)	(8)	(4)
Charge for capital gains tax payment to Exxaro	—	1	—	2
Other items	8	5	14	8
Adjusted EBITDA (non-U.S. GAAP)	$142	$200	$315	$341

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
The following unaudited pro forma information includes:
•Pro forma statement of operations for the three and six months ended June 30, 2020 and 2019
•Pro forma Adjusted EBITDA for the three and six months ended June 30, 2020 and 2019
Pro forma Information for the three and six months ended June 30, 2020:

For the three and six months ended June 30, 2020, the pro forma statement of operations and pro forma Adjusted EBITDA information were the same as the as reported statement of operations and as reported Adjusted EBITDA information.

Pro forma Information for the three and six months ended June 30, 2019:

For the three and six months ended June 30, 2019, the pro forma statement of operations and pro forma Adjusted EBITDA information were updated in subsequent periods to reflect final purchase price allocation adjustments.

TRONOX HOLDINGS PLC
Pro Forma Statement of Operations Information
For The Three months ended June 30, 2019
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

		Pro Forma Adjustments
	Tronox Holdings plc	Cristal (a)	Other		Total	Pro Forma
Net sales	$791	$36	$—		$36	$827
Cost of goods sold	672	31	(55)	(b)	(24)	648
Contract loss	19	—	(19)	(c)	(19)	—
Gross profit	100	5	74		79	179
Selling, general and administrative expenses	103	3	(21)	(d)	(18)	85
Restructuring	10	—	—		—	10
Income from operations	(13)	2	95		97	84
Interest expense	(54)	—	—		—	(54)
Interest income	3	—	—		—	3
Loss on extinguishment of debt	—	—	—		—	—
Other income (expense), net	5	—	—		—	5
Income (loss) from continuing operations before income taxes	(59)	2	95		97	38
Income tax (provision) benefit	4	—	(10)		(10)	(6)
Net income (loss) from continuing operations	(55)	2	85		87	32
Net income attributable to noncontrolling interest	6	—	—		—	6
Net income (loss) from continuing operations attributable to Tronox Holdings plc	$(61)	$2	$85		$87	$26

Net income (loss) from continuing operations per share, basic	$(0.41)					$0.17
Net income (loss) from continuing operations per share, diluted	$(0.41)					$0.17

Weighted average shares outstanding, basic (in thousands)	150,686					154,402
Weighted average shares outstanding, diluted (in thousands)	150,686					155,254

Pro Forma Adjustments
(a) Includes results from continuing operations for Cristal for period of April 1, 2019 through April 9, 2019. The Cristal Transaction closed on April 10, 2019.
(b) The adjustment to cost of goods sold is for the reversal of $55 million related to the amortizing of the step-up in value of inventory. For pro forma purposes this item is pushed back to the first quarter of 2018.
(c) The adjustment is for the elimination of $19 million in non-recurring contract losses incurred on the 8120 supply agreement with Venator.
(d) The adjustment to SG&A is for the elimination of $21 million in non-recurring acqusition-related transaction costs incurred.

TRONOX HOLDINGS PLC
Pro Forma Statement of Operations Information
For The Six Months Ended June 30, 2019
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

		Pro Forma Adjustments
	Tronox Holdings plc	Cristal (a)	Other		Total	Pro Forma
Net sales	$1,181	$379	$(13)	(b)	$366	$1,547
Cost of goods sold	979	294	(46)	(c)	248	1,227
Contract loss	19	—	(19)	(d)	(19)	—
Gross profit	183	85	52		137	320
Selling, general and administrative expenses	170	59	(49)	(e)	10	180
Restructuring	10	—	—		—	10
Income from operations	3	26	101		127	130
Interest expense	(103)	(5)	(1)	(f)	(6)	(109)
Interest income	12	—	(6)	(g)	(6)	6
Loss on extinguishment of debt	(2)	—	—		—	(2)
Other income (expense), net	3	(1)	—		(1)	2
Income (loss) from continuing operations before income taxes	(87)	20	94		114	27
Income tax (provision) benefit	2	(4)	(11)		(15)	(13)
Net income (loss) from continuing operations	(85)	16	83		99	14
Net income attributable to noncontrolling interest	10	1	—		1	11
Net income (loss) from continuing operations attributable to Tronox Holdings plc	$(95)	$15	$83		$98	$3

Net income (loss) from continuing operations per share, basic	$(0.69)					$0.02
Net income (loss) from continuing operations per share, diluted	$(0.69)					$0.02

Weighted average shares outstanding, basic (in thousands)	137,569					158,124
Weighted average shares outstanding, diluted (in thousands)	137,569					159,470

Pro Forma Adjustments
(a) Includes results from continuing operations for Cristal for period of January 1, 2019 through April 9, 2019. The Cristal Transaction closed on April 10, 2019.
(b) The adjustment to net sales includes $11 million to eliminate sales between Tronox and Cristal and $2 million to eliminate revenue associated with the divestiture of the 8120 paper laminate product grade.
(c) The adjustment to cost of goods sold includes (i) a credit of $11 million for the elimination of sales between Tronox and Cristal, (ii) a decrease of $1 million for the decrease in DD&A expense as a result of fair value adjustments to property, plant and equipment and mineral leases, (iii) a credit of $55 million related to the amortizing of the step-up in value of inventory. For pro forma purposes, this item was pushed back to the first quarter of 2018. Cost of goods sold also includes a reclassification of expenses of $21 million from SG&A to cost of goods sold for distribution costs as part of our accounting policy alignment.
(d) The adjustment is for the elimination of $19 million in non-recurring contract losses incurred on the 8120 supply agreement with Venator.

(e) The adjustment to SG&A includes (i) the elimination of $30 million in non-recurring acquisition-related transaction costs incurred, (2) the reclassification of $21 million in expenses from SG&A to cost of goods sold, and (3) a $2 million increase in amortization expense as a result of fair value adjustments to intangible assets.
(f) The adjustment to interest expense of $1 million reflects interest incurred on incremental borrowings under the Wells Fargo Revolver used to close the Cristal acquisition.
(g) The adjustment to interest income of $6 million reflects the elimination of interest earned on cash balances that were used to acquire Cristal.

TRONOX HOLDINGS PLC
Pro Forma Adjusted EBITDA Information
For The Three months ended June 30, 2019
(Millions of U.S. dollars)

		Pro Forma Adjustments
	Tronox Holdings plc	Cristal (1)	Other	Total	Pro Forma
Net income (loss) from continuing operations (U.S. GAAP)	$(55)	$2	$85	$87	$32
Interest expense	54	—	—	—	54
Interest income	(3)	—	—	—	(3)
Income tax provision (benefit)	(4)	—	10	10	6
Depreciation, depletion and amortization expense	84	3	—	3	87
EBITDA (non-U.S. GAAP)	76	5	95	100	176
Inventory step-up	55	—	(55)	(55)	—
Contract loss	19	—	(19)	(19)	—
Share-based compensation	7	—	—	—	7
Transaction costs	21	—	(21)	(21)	—
Restructuring	10	—	—	—	10
Integration costs	4	—	—	—	4
Loss on extinguishment of debt	—	—	—	—	—
Foreign currency remeasurement	(3)	—	—	—	(3)
Charge for potential capital gains tax payment to Exxaro	1	—	—	—	1
Other items	5	—	—	—	5
Adjusted EBITDA (non-U.S. GAAP)	$195	$5	$—	$5	$200

(1) Includes results from continuing operations for Cristal for the period of April 1, 2019 through April 9, 2019. The Cristal Transaction closed on April 10, 2019.

TRONOX HOLDINGS PLC
Pro Forma Adjusted EBITDA Information
For The Six Months Ended June 30, 2019
(Millions of U.S. dollars)

		Pro Forma Adjustments
	Tronox Holdings plc	Cristal (1)	Other	Total	Pro Forma
Net income (loss) from continuing operations (U.S. GAAP)	$(85)	$16	$83	$99	$14
Interest expense	103	5	1	6	109
Interest income	(12)	—	6	6	(6)
Income tax provision (benefit)	(2)	4	11	15	13
Depreciation, depletion and amortization expense	131	42	1	43	174
EBITDA (non-U.S. GAAP)	135	67	102	169	304
Inventory step-up	55	—	(55)	(55)	—
Contract loss	19	—	(19)	(19)	—
Share-based compensation	15	—	—	—	15
Transaction costs	29	1	(30)	(29)	—
Restructuring	10	—	—	—	10
Integration costs	4	—	—	—	4
Loss on extinguishment of debt	2	—	—	—	2
Foreign currency remeasurement	(4)	—	—	—	(4)
Charge for potential capital gains tax payment to Exxaro	2	—	—	—	2
Other items	8	—	—	—	8
Adjusted EBITDA (non-U.S. GAAP)	$275	$68	$(2)	$66	$341

(1) Includes results from continuing operations for Cristal for the period of January 1, 2019 through April 9, 2019. The Cristal Transaction closed on April 10, 2019.

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
Credit Risk
Credit risk is the risk that a borrower or a counterparty will fail to meet their obligations. A significant portion of our liquidity is concentrated in trade accounts receivable that arise from sales of our products to customers. In the case of TiO2, the high level of industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions (e.g., the Covid-19 pandemic may increase our credit risk as a result of the difficult economic environment). We have significant exposure to credit risk in industries that are affected by cyclical economic fluctuations. We perform ongoing credit evaluations of our customers from time to time, as deemed appropriate, to mitigate credit risk but generally do not require collateral. Our contracts typically enable us to tighten credit terms if we perceive additional credit risk; however, historic losses due to write offs of bad debt have been relatively low. In addition, due to our international operations, we are subject to potential trade restrictions and sovereign risk in certain countries in which we operate. We maintain allowances for potential credit losses based on specific customer review and current financial conditions. During the six months ended June 30, 2020 and 2019, our ten largest third-party TiO2 customers represented 33% and 31%, respectively, of our consolidated net sales. During the six months ended June 30, 2020 and 2019, no single customer accounted for 10% of our consolidated net sales.
Interest Rate Risk
Interest rate risk arises from the possibility that changes in interest rates will impact our financial results. We are exposed to interest rate risk on our floating rate debt, the Term Loan Facility, Standard Bank Term Loan Facility, Tikon Loan and Wells Fargo, Standard Bank Revolver, Emirates Revolver and SABB Credit Facility balances. Using a sensitivity analysis as of June 30, 2020, a hypothetical 1% increase in interest rates would result in a net decrease to pre-tax income of approximately $5 million on an annualized basis. This is due to the fact that earnings on our floating rate financial assets of $749 million at June 30, 2020 would increase by the full 1%, offsetting the impact of a 1% increase in interest expense on our floating rate debt of $1.2 billion.
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
During 2019 and first quarter of 2020, we entered into foreign currency contracts used to hedge non-functional currency sales for our South African subsidiaries and forecasted non-functional currency cost of goods sold for our Australian subsidiaries. These foreign currency contracts are designated as cash flow hedges. Changes to the fair value of these foreign currency contracts are recorded as a component of other comprehensive (loss) income to the extent such contracts are effective, and are recognized in net sales or costs of goods sold in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring.
As of June 30, 2020, we had notional amounts of (i) 1.4 billion South African rand (or approximately $81 million at June 30, 2020 exchange rate) that expire between April 29, 2020 and February 25, 2021 to reduce the exposure of our South African subsidiaries’ third party sales to fluctuations in currency rates, and (ii) $507 million Australian dollars (or approximately $349 million at June 30, 2020 exchange rate) that expire between April 29, 2020 and December 30, 2021 to reduce the exposure of our Australian subsidiaries’ cost of sales to fluctuations in currency rates. At June 30, 2020, there was an unrealized net gain of $25 million recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet
We enter into foreign currency contracts for the South African rand and Australian dollar to reduce exposure of our foreign affiliates’ balance sheet to fluctuations in foreign currency rates. At June 30, 2020, the fair value of the foreign currency contracts was a fair value of a net loss of $3 million.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of Tronox’s management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”), as of June 30, 2020, the end of the period covered by this report. Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date. Tronox’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Tronox in the reports that it files or submits under the Exchange Act is accumulated and communicated to Tronox’s management, including Tronox’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date.
An evaluation of our internal control over financial reporting was also performed to determine whether any changes have occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Information required by this item is incorporated herein by reference to the section captioned “Notes to Consolidated Financial Statements, Note 17- Commitments and Contingencies” of this Form 10-Q.
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

2.1
Agreement for the sale and purchase of Tizir Titanium & Iron AS, dated as of May 14, 2020, by and between Tronox Holdings plc, Tronox Titanium Holdings AS, Tizir Limited and Eramet S.A. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K/A filed by the Company on May 14, 2020)

101	The following financial statements from Tronox Holdings plc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020, which has been formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:
July 30, 2020

TRONOX HOLDINGS PLC (Registrant)

By:	/s/ Timothy Carlson
Name:	Timothy Carlson
Title:	Senior Vice President, Chief Financial Officer and Principal Accounting Officer