Form 10-Q
period 2020-09-30
Tronox Holdings plc
filed 2020-10-29
CIK 1530804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
As of October 20, 2020, the Registrant had 143,557,479 ordinary shares outstanding.

Item 1.    Financial Statements (Unaudited)

Page No.

Unaudited Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2020 and 2019	4
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months and Nine Months Ended September 30, 2020 and 2019	5
Unaudited Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019	6
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019	7
Unaudited Condensed Consolidated Statement of Shareholders’ Equity for the Three Months and Nine Months Ended September 30, 2020 and 2019	9
Notes to Unaudited Condensed Consolidated Financial Statements	11

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$675	$768	$1,975	$1,949
Cost of goods sold	536	635	1,532	1,614
Contract loss	—	—	—	19
Gross profit	139	133	443	316
Selling, general and administrative expenses	89	82	263	252
Restructuring	1	3	3	13
Income from operations	49	48	177	51
Interest expense	(48)	(51)	(140)	(154)
Interest income	1	4	6	16
Loss on extinguishment of debt	—	—	—	(2)
Other income (expense), net	7	(1)	19	2
Income (loss) from continuing operations before income taxes	9	—	62	(87)
Income tax benefit (provision)	893	(12)	876	(10)
Net income (loss) from continuing operations	902	(12)	938	(97)
Net income from discontinued operations, net of tax	—	6	—	5
Net income (loss)	902	(6)	938	(92)
Net income attributable to noncontrolling interest	6	7	14	17
Net income (loss) attributable to Tronox Holdings plc	$896	$(13)	$924	$(109)

Net income (loss) per share, basic:
Continuing operations	$6.24	$(0.13)	$6.45	$(0.82)
Discontinued operations	$—	$0.04	$—	$0.04
Net income (loss) per share, basic	$6.24	$(0.09)	$6.45	$(0.78)

Net income (loss) per share, diluted:
Continuing operations	$6.18	$(0.13)	$6.42	$(0.82)
Discontinued operations	$—	$0.04	—	$0.04
Net income (loss) per share, diluted	$6.18	$(0.09)	$6.42	$(0.78)

Weighted average shares outstanding, basic (in thousands)	143,579	142,278	143,245	139,158
Weighted average shares outstanding, diluted (in thousands)	145,067	142,278	143,969	139,158
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Millions of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$902	$(6)	$938	$(92)
Other comprehensive income (loss):
Foreign currency translation adjustments	43	(79)	(129)	(57)
Pension and postretirement plans:
Actuarial losses, (net of taxes of less than $1 million in both the three and nine months ended September 30, 2020 and nil in both the three months and nine months ended September 30, 2019)	—	—	(2)	—
Amortization of unrecognized actuarial losses, (net of taxes of less than $1 million in both the three and nine months ended September 30, 2020 and less than $1 million in both the three months and nine months ended September 30, 2019)	1	—	3	1
Total pension and postretirement gains (losses)	1	—	1	1
Realized (gains) losses on derivatives reclassified from accumulated other comprehensive loss to the Condensed Consolidated Statement of Operations	(1)	—	10	—
Unrealized (losses) gains on derivative financial instruments, (net of tax expense of $2 million and less than $1 million for the three months ended September 30, 2020 and 2019, respectively and net of tax benefit of $5 million and less than $1 million for the nine months ended September 30, 2020 and 2019, respectively) - See Note 14	18	(5)	(30)	(28)

Other comprehensive income (loss)	61	(84)	(148)	(84)

Total comprehensive income (loss)	963	(90)	790	(176)

Comprehensive income (loss) attributable to noncontrolling interest:
Net income	6	7	14	17
Foreign currency translation adjustments	5	(14)	(42)	1
Comprehensive income (loss) attributable to noncontrolling interest	11	(7)	(28)	18

Comprehensive income (loss) attributable to Tronox Holdings plc	$952	$(83)	$818	$(194)
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	September 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$722	$302
Restricted cash	27	9
Accounts receivable (net of allowance for credit losses of $4 million and $5 million as of September 30, 2020 and December 31, 2019, respectively)	484	482
Inventories, net	1,176	1,131
Prepaid and other assets	174	143
Income taxes receivable	3	6
Total current assets	2,586	2,073
Noncurrent Assets
Property, plant and equipment, net	1,651	1,762
Mineral leaseholds, net	776	852
Intangible assets, net	203	208
Lease right of use assets, net	86	101
Deferred tax assets	997	110
Other long-term assets	177	162
Total assets	$6,476	$5,268

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$306	$342
Accrued liabilities	364	283
Short-term lease liabilities	38	38
Short-term debt	6	—
Long-term debt due within one year	48	38
Income taxes payable	2	1
Total current liabilities	764	702
Noncurrent Liabilities
Long-term debt, net	3,424	2,988
Pension and postretirement healthcare benefits	138	160
Asset retirement obligations	152	142
Environmental liabilities	70	65
Long-term lease liabilities	46	62
Deferred tax liabilities	152	184
Other long-term liabilities	42	49
Total liabilities	4,788	4,352

Commitments and Contingencies - Note 17	—	—
Shareholders’ Equity
Tronox Holdings plc ordinary shares, par value $0.01 — 143,530,571 shares issued and outstanding at September 30, 2020 and 141,900,459 shares issued and outstanding at December 31, 2019	1	1
Capital in excess of par value	1,862	1,846
Retained earnings (accumulated deficit)	400	(493)
Accumulated other comprehensive loss	(712)	(606)
Total Tronox Holdings plc shareholders’ equity	1,551	748
Noncontrolling interest	137	168
Total equity	1,688	916
Total liabilities and equity	$6,476	$5,268
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Millions of U.S. dollars)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$938	$(92)
Net income from discontinued operations, net of tax	—	5
Net income (loss) from continuing operations	$938	$(97)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities, continuing operations:
Depreciation, depletion and amortization	219	205
Reversal of U.S. valuation allowance	(895)	—
Deferred income taxes - other	9	(7)
Share-based compensation expense	19	24
Amortization of deferred debt issuance costs and discount on debt	7	6
Loss on extinguishment of debt	—	2
Contract loss	—	19
Acquired inventory step-up recognized in earnings	—	95
Other non-cash items affecting net (loss) income from continuing operations	44	20
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net of allowance for credit losses	(13)	(34)
(Increase) decrease in inventories, net	(100)	14
(Increase) decrease in prepaid and other assets	(38)	2
Increase in accounts payable and accrued liabilities	18	6
Net changes in income tax payables and receivables	—	(5)
Changes in other non-current assets and liabilities	(52)	(13)
Cash provided by operating activities - continuing operations	156	237

Cash Flows from Investing Activities:
Capital expenditures	(129)	(140)
Cristal Acquisition	—	(1,675)
Proceeds from sale of Ashtabula	—	708
Insurance proceeds	1	10
Loans	(24)	(25)
Proceeds from sale of assets	1	2
Cash used in investing activities - continuing operations	(151)	(1,120)

Cash Flows from Financing Activities:
Repayments of short-term debt	(7)	—
Repayments of long-term debt	(23)	(272)
Proceeds from long-term debt	500	222
Repurchase of common stock	—	(288)
Proceeds from short-term debt	13	—
Acquisition of noncontrolling interest	—	(148)
Debt issuance costs	(10)	(4)
Dividends paid	(30)	(21)
Restricted stock and performance-based shares settled in cash for withholding taxes	(3)	(6)
Cash provided by (used in) financing activities - continuing operations	440	(517)

Discontinued Operations:
Cash used in operating activities	—	29
Cash used in investing activities	—	(1)
Net cash flows used by discontinued operations	—	28

Effects of exchange rate changes on cash and cash equivalents and restricted cash	(7)	(8)

Net increase (decrease) in cash, cash equivalents and restricted cash	438	(1,380)
Cash, cash equivalents and restricted cash at beginning of period	311	1,696
Cash, cash equivalents and restricted cash at end of period	$749	$316

Supplemental cash flow information:
Interest paid, net	$94	$127

Income taxes paid	$9	$20
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Millions of U.S. dollars, except for shares)
For the three and nine months ended September 30, 2020

	Tronox Holdings plc Ordinary Shares (in thousands)	Tronox Holdings plc Ordinary Shares (Amount)	Capital in Excess of par Value	(Accumulated Deficit) / Retained Earnings	Accumulated Other Comprehensive Loss	Total Tronox Holdings plc Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2019	141,900	$1	$1,846	$(493)	$(606)	$748	$168	$916
Net income	—	—	—	32	—	32	8	40
Other comprehensive (loss) income	—	—	—	—	(223)	(223)	(47)	(270)
Share-based compensation	1,779	—	9	—	—	9	—	9
Shares cancelled	(313)	—	(3)	—	—	(3)	—	(3)
Measurement period adjustment related to Cristal acquisition	—	—	—	—	—	—	(3)	(3)
Ordinary share dividends ($0.07 per share)	—	—	—	(10)	—	(10)	—	(10)
Balance at March 31, 2020	143,366	$1	$1,852	$(471)	$(829)	$553	$126	$679

Net loss	—	—	—	(4)	—	(4)	—	(4)
Other comprehensive (loss) income	—	—	—	—	61	61	—	61
Share-based compensation	199	—	2	—	—	2	—	2
Shares cancelled	(42)	—	—	—	—	—	—	—
Ordinary share dividends ($0.07 per share)	—	—	—	(10)	—	(10)	—	(10)
Balance at June 30, 2020	143,523	$1	$1,854	$(485)	$(768)	$602	$126	$728

Net (loss) income	—	—	—	896	—	896	6	902
Other comprehensive (loss) income	—	—	—	—	56	56	5	61
Share-based compensation	16	—	8	—	—	8	—	8
Shares cancelled	(8)	—	—	—	—	—	—	—
Ordinary share dividends ($0.07 per share)	—	—	—	(11)	—	(11)	—	(11)
Balance at September 30, 2020	143,531	$1	$1,862	$400	$(712)	$1,551	$137	$1,688
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)
(Unaudited)
(Millions of U.S. dollars, except for shares)
For the three and nine months ended September 30, 2019

	Tronox Holdings plc Ordinary Shares (in thousands)	Tronox Holdings plc Ordinary Shares	Capital in Excess of par Value	(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Tronox Holdings plc Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2018	122,934	$1	$1,579	$(357)	$(540)	$683	$179	$862
Net (loss) income	—	—	—	(34)	—	(34)	4	(30)
Other comprehensive income (loss)	—	—	—	—	(11)	(11)	11	—
Share-based compensation	3,306	—	8	—	—	8	—	8
Shares cancelled	(502)	—	(6)	—	—	(6)	—	(6)
Acquisition of noncontrolling interest	—	—	3	—	(61)	(58)	(90)	(148)
Ordinary share dividends ($0.045 per share)	—	—	—	(6)	—	(6)	—	(6)
Balance at March 31, 2019	125,738	$1	$1,584	$(397)	$(612)	$576	$104	$680

Net (loss) income	—	—	—	(62)	—	(62)	6	(56)
Other comprehensive income (loss)	—	—	—	—	(4)	(4)	4	—
Share-based compensation	20	—	7	—	—	7	—	7
Shares cancelled	(4)	—	—	—	—	—	—	—
Shares issued for acquisition	37,580	—	526	—	—	526	—	526
Shares repurchased and cancelled	(18,957)	—	(257)	—	—	(257)	—	(257)
Cristal acquisition	—	—	—	—	—	—	36	36
Ordinary share dividends ($0.045 per share)	—	—	—	(7)	—	(7)	—	(7)
Balance at June 30, 2019	144,377	$1	$1,860	$(466)	$(616)	$779	$150	$929
Net (loss) income	—	—	—	(13)	—	(13)	7	(6)
Other comprehensive income (loss)	—	—	—	—	(70)	(70)	(14)	(84)
Share-based compensation	10	—	9	—	—	9	—	9
Shares cancelled	(3)	—	—	—	—	—	—	—
Shares repurchased and cancelled	(2,496)	—	(31)	—	—	(31)	—	(31)
Cristal acquisition	—	—	—	—	—	—	14	14
Ordinary share dividends ($0.045 per share)	—	—	—	(7)	—	(7)	—	(7)
Balance at September 30, 2019	141,888	$1	$1,838	$(486)	$(686)	$667	$157	$824
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
We are a public limited company registered under the laws of England and Wales. Tronox was formerly listed on the New York Stock Exchange as Tronox Limited, a company registered under the laws of Western Australia. However, in March 2019, we re-domiciled to the United Kingdom, and as a result of the re-domiciling, Tronox Limited became a wholly-owned subsidiary of Tronox Holdings plc. Another significant corporate milestone occurred on April 10, 2019 when we completed the acquisition from National Industrialization Company ("Tasnee") of the TiO2 business of The National Titanium Dioxide Company Limited (“Cristal”) (the “Cristal Transaction”). The Cristal Transaction doubled our size and expanded the number of TiO2 pigment facilities we operate from three to nine and gave us control of several new mines, particularly in Australia. In order to obtain regulatory approval for the Cristal Transaction, we were required to divest Cristal's North American TiO2 business, which was sold in May 2019. See Note 2 for further details on the Cristal Transaction.
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
The acquisition of Cristal has impacted the comparability of our financial statements. As the Cristal Transaction was completed on April 10, 2019, in accordance with ASC 805, the nine month period ended September 30, 2019 includes the results of the Cristal business since the date of the acquisition, while both the three month periods ended September 30, 2020 and September 30, 2019 and the nine month period ended September 30, 2020 include the results of the combined business.
In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, considered necessary for a fair statement of its financial position as of September 30, 2020, and its results of operations for the three and nine months ended September 30, 2020 and 2019. Our unaudited condensed consolidated financial statements include the accounts of all majority-owned subsidiary companies. All intercompany balances and transactions have been eliminated in consolidation.
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

Pursuant to the definitive agreement, we are required to pay to Eramet S.A. a termination fee of $18 million if the agreement is terminated as a result of a failure to satisfy certain regulatory approvals prior to May 13, 2021 (the “Initial Long Stop Date”) or if all conditions to closing have been satisfied by such date, but we fail to comply with our completion obligations. The definitive agreement further provides that the Initial Long Stop Date may be extended by us until August 13, 2021 and then November 13, 2021 (each a “Long Stop Date Extension”), and that the termination payment shall be increased by $1 million following each Long Stop Date Extension, provided that the amount of such termination payment shall not exceed $20 million. During the second quarter of 2020, upon signing of the definitive agreement to acquire TTI, we placed $18 million into an escrow account with a third-party financial institution. At September 30, 2020, the amount is reflected within “Restricted cash” on the unaudited Condensed Consolidated Balance Sheet.

The closing of the transaction, which we anticipate to occur before the Initial Long Stop Date, is subject to certain consents and customary closing conditions, including regulatory approvals.

Cristal Acquisition and related divestitures
On April 10, 2019, we completed the acquisition of the TiO2 business of Cristal for $1.675 billion of cash, plus 37,580,000 ordinary shares. The total acquisition price, including the value of the ordinary shares at $14 per share on the closing date of the Cristal Transaction, was approximately $2.2 billion. With the acquisition of our shares, an affiliate of Cristal became our largest shareholder. At September 30, 2020, Cristal International Holdings B.V. (formerly known as Cristal Inorganic Chemical Netherlands Cooperatief W.A.), a wholly-owned subsidiary of The National Titanium Dioxide Company Limited, continues to own 37,580,000 shares of Tronox, or a 26% ownership interest. The National Titanium Dioxide Company Limited is 79% owned by Tasnee.
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
In addition, in order to obtain regulatory approval by the European Commission, we divested the 8120 paper laminate grade, supplied from our Botlek facility in the Netherlands, to Venator Materials PLC (“Venator”). The divestiture was completed on April 26, 2019. Under the terms of the divestiture, we will supply the 8120 grade product to Venator under a supply agreement for an initial term of 2 years, and extendable up to 3 years, to allow for the transfer of the manufacturing of the 8120 grade to Venator. Total cash consideration is 8 million Euros, of which 1 million Euros was paid at the closing and 3.5 million Euros (or approximately $3.9 million) was received during the second quarter of 2020. The remaining 3.5 million Euros (or approximately $4.1 million at September 30, 2020 exchange rate) will be paid in the second quarter of 2021. We recorded a charge of $19 million during the second quarter of 2019, in “Contract loss” in the Consolidated Statements of Operations, reflecting both the proceeds on sale and the estimated losses we expect to incur under the supply agreement with Venator.
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
In accordance with ASC 805, the supplemental pro forma results of operations for the three and nine months ended September 30, 2019, which were updated subsequently to reflect final purchase price allocation adjustments, are as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019
Net sales	$768	$2,315
Net income from continuing operations attributable to Tronox Holdings plc	$19	$22

3.    Restructuring Initiatives
In April 2019, we announced the completion of the Cristal Transaction. During the second quarter of 2019, as a result of the acquisition, we outlined a broad based synergy savings program that is expected to reduce costs, simplify processes and focus the organization’s structure and resources on key growth initiatives. During the three and nine months ended September 30, 2020, we recorded costs of $1 million and $3 million, respectively, in our unaudited Condensed Consolidated Statement of Operations. For both the three and nine months ended September 30, 2019, we recorded costs of $3 million and $13 million, respectively, in our unaudited Condensed Consolidated Statement of Operations. The costs consisted primarily of charges for employee related costs, including severance.
The liability balance for restructuring as of September 30, 2020, is as follows:

Employee- Related Costs
Balance, December 31, 2019	$10
First Quarter 2020 charges	2
Cash payments	(4)
Foreign exchange and other	1
Balance, March 31, 2020	$9
Second Quarter 2020 charges	—
Cash payments	(5)
Foreign exchange and other	—
Balance, June 30, 2020	$4
Third Quarter 2020 charges	$1
Cash payments	$(2)
Foreign exchange and other	$—
Balance, September 30, 2020	$3

4.    Revenue
We recognize revenue at a point in time when the customer obtains control of the promised products. For most transactions this occurs when products are shipped from our manufacturing facilities or at a later point when control of the products transfers to the customer at a specified destination or time.
Contract assets represent our rights to consideration in exchange for products that have transferred to a customer when the right is conditional on situations other than the passage of time. For products that we have transferred to our customers, our rights to the consideration are typically unconditional and only the passage of time is required before payments become due. These unconditional rights are recorded as accounts receivable. As of September 30, 2020, and December 31, 2019, we did not have material contract asset balances.
Contract liabilities represent our obligations to transfer products to a customer for which we have received consideration from the customer. Infrequently we may receive advance payment from our customers that is accounted for as deferred revenue. Deferred revenue is earned when control of the product transfers to the customer, which is typically within a short period of time from when we received the advanced payment. Contract liability balances as of September 30, 2020 and December 31, 2019 were approximately $3 million and $1 million, respectively. Contract liability balances were reported as “Accounts payable” in the unaudited Condensed Consolidated Balance Sheets.  All contract liabilities as of December 31, 2019 were recognized as revenue in “Net sales” in the unaudited Condensed Consolidated Statements of Operations during the first quarter of 2020.
Disaggregation of Revenue
We operate under one operating and reportable segment, TiO2. We disaggregate our revenue from contracts with customers by product type and geographic area. We believe this level of disaggregation appropriately depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors and reflects how our business is managed.
Net sales to external customers by geographic areas where our customers are located were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
North America	$189	$203	$521	$521
South and Central America	51	52	113	113
Europe, Middle-East and Africa	244	266	736	712
Asia Pacific	191	247	605	603
Total net sales	$675	$768	$1,975	$1,949

Net sales from external customers for each similar type of product were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
TiO2	$543	$603	$1,589	$1,505
Zircon	56	68	189	220
Feedstock and other products	76	97	197	224
Total net sales	$675	$768	$1,975	$1,949
Feedstock and other products mainly include rutile prime, ilmenite, chloride (“CP”) slag, pig iron and other mining products.
During the nine months ended September 30, 2020 and 2019, our ten largest third-party TiO2 customers represented 33% and 32%, respectively, of our consolidated net sales. During the nine months ended September 30, 2020 and 2019, no single customer accounted for 10% of our consolidated net sales.
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
The following table presents a summary of operations of Cristal’s North American TiO2 business and Cristal Metals line items constituting the "Income from discontinued operations, net of tax" in our unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Net sales	$—	$41
Cost of goods sold	—	29
Gross profit	—	12
Selling, general and administrative expense	(2)	(5)
Income (loss) before income taxes	(2)	7
Income tax benefit (provision)	8	(2)
Net loss from discontinued operations, net of tax	$6	$5

During the three months ended September 30, 2019, the Company determined that it had incorrectly calculated the tax effects of a transaction related to the Cristal Transaction within the Company’s net loss from discontinued operations, net of tax on the Company’s unaudited condensed consolidated statement of operations for both the three and six months ended June 30, 2019. During the three months ended September 30, 2019, the Company corrected the tax impact by recording a credit of approximately $7 million in “Net income from discontinued operations, net of tax” on the unaudited Condensed Consolidated Statement of Operations. Management evaluated the materiality of the out of period adjustment from a quantitative and qualitative perspective and concluded that this adjustment was not material to the Company’s presentation and disclosures, and has no material impact on the Company’s financial position, results of continuing operations and cash flows. After taking into effect this adjustment, for the three months ended June 30, 2019, net income from discontinued operations, net of tax would have been $7 million or $0.05 per share. For the six months ended June 30, 2019, “Net income from discontinued operations, net of tax” would have been $7 million or $0.05 per share.
6.    Income Taxes
Our operations are conducted through various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.
Income (loss) from continuing operations before income taxes is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income tax (provision) benefit	$893	$(12)	$876	$(10)
Income (loss) from continuing operations before income taxes	$9	$—	$62	$(87)
Effective tax rate	(9,922)%	N/A	(1,413)%	(11)%
Tronox Holdings plc, a U.K. public limited company, became the public parent during the three months ended March 31, 2019. Prior to the three months ended March 31, 2019, Tronox Limited was the public parent, registered under the laws of the State of Western Australia but managed and controlled in the U.K. The statutory tax rate in the U.K. at both September 30, 2020 and 2019 was 19%. The large negative effective tax rates for both the three and nine months ended September 30, 2020 are caused by the release of a $895 million valuation allowance in the U.S. All periods in 2020 and 2019 are additionally influenced by a variety of factors, primarily income and losses in jurisdictions with full valuation allowances, disallowable expenditures, restructuring impacts, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate.
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

During the three months ended September 30, 2020, we determined sufficient positive evidence existed to reverse a portion of the valuation allowance attributable to the deferred tax assets associated with our operations in the U.S. This reversal resulted in a non-cash deferred tax benefit of $895 million. Our analysis considered all positive and negative evidence, including (i) three years of cumulative income for our U.S. subsidiaries, (ii) our continuing and improved profitability over the last twelve months in this jurisdiction, (iii) estimates of continued profitability based on updates to our latest forecasts, (iv) changes in the factors that drove losses in the past, primarily interest expenses incurred in the U.S, and (v) risk that certain deferred tax assets may be subject to limitation under IRC Section 382. Based on this analysis, we concluded that it was more likely than not that our U.S. subsidiaries will be able to utilize all of their deferred tax assets with an indefinite life. A portion of the U.S. deferred tax assets are attributable to net operating losses (NOLs) incurred in prior years which are subject to expiration in future years. Our analysis did not support that these limited-life NOLs would be utilized before their expiration, and it is against these deferred tax assets in the U.S. that the Company continues to carry a valuation allowance with a current estimated value of $1,067 million.
We continue to maintain full valuation allowances related to the total net deferred tax assets in Australia, Belgium, Brazil, and Switzerland, as we cannot objectively assert that these deferred tax assets are more likely than not to be realized. It is reasonably possible that a portion of these valuation allowances could be reversed within the next year due to increased profitability levels. Until these valuation allowances are eliminated, future provisions for income taxes for these jurisdictions will include no tax benefits with respect to losses incurred and tax expense only to the extent of current tax payments. Additionally, we have valuation allowances against specific tax assets in the Netherlands, South Africa, the U.K., and the U.S.
We currently have no uncertain tax positions recorded; however, we continue to evaluate the companies acquired in the Cristal Transaction, and it is reasonably possible that this could change in the next 12 months.
The Company was advised that the Australian Taxation Office has commenced a tax audit for certain fiscal periods prior to the closing of the Cristal Transaction and extending through 2019. The ultimate outcome of such an audit is not presently known. Cristal is obligated to indemnify us for pre-closing tax liabilities on any assessment associated with this audit.
We believe that we have made adequate provision for income taxes that may be payable with respect to years open for examination; however, the ultimate outcome is not presently known and, accordingly, adjustments to our provisions may be necessary and/or reclassifications of noncurrent tax liabilities to current may occur in the future.

7.    Income (Loss) Per Share
The computation of basic and diluted loss per share for the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator - Basic and Diluted:
Net income (loss) from continuing operations	$902	$(12)	$938	$(97)
Less: Net income attributable to noncontrolling interest	6	7	14	17
Undistributed net income (loss) from continuing operations attributable to Tronox Holdings plc	896	(19)	924	(114)
Net loss from discontinued operations	—	6	—	5
Net income (loss) available to ordinary shares	$896	$(13)	$924	$(109)

Denominator - Basic and Diluted:
Weighted-average ordinary shares, basic (in thousands)	143,579	142,278	143,245	139,158
Weighted-average ordinary shares, diluted (in thousands)	145,067	142,278	143,969	139,158

Basic net income (loss) from continuing operations per ordinary share	$6.24	$(0.13)	$6.45	$(0.82)
Basic net income from discontinued operations per ordinary share	—	0.04	—	0.04
Basic net income (loss) operations per ordinary share	$6.24	$(0.09)	$6.45	$(0.78)

Diluted net income (loss) from continuing operations per ordinary share	$6.18	$(0.13)	$6.42	$(0.82)
Diluted net income from discontinued operations per ordinary share	—	0.04	—	0.04
Diluted net income (loss) operations per ordinary share	$6.18	$(0.09)	$6.42	$(0.78)
Net income (loss) per ordinary share amounts were calculated from exact, not rounded net income (loss) and share information.  Anti-dilutive shares not recognized in the diluted net income (loss) per share calculation for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Shares
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Options	1,205,020	1,263,682	1,205,020	1,263,682
Restricted share units	5,653,136	5,603,055	6,419,593	5,603,055

8.    Inventories, Net
Inventories, net consisted of the following:

	September 30, 2020	December 31, 2019
Raw materials	$188	$205
Work-in-process	106	129
Finished goods, net	672	573
Materials and supplies, net	210	224
Inventories, net – current	$1,176	$1,131
Materials and supplies, net consists of processing chemicals, maintenance supplies and spare parts, which will be consumed directly and indirectly in the production of our products.
At September 30, 2020 and December 31, 2019, inventory obsolescence reserves primarily for materials and supplies were $42 million and $39 million, respectively. Reserves for lower of cost or market and net realizable value were $34 million and $25 million at September 30, 2020 and December 31, 2019, respectively.
9.    Property, Plant and Equipment, Net
Property, plant and equipment, net of accumulated depreciation, consisted of the following:

	September 30, 2020	December 31, 2019
Land and land improvements	$181	$191
Buildings	342	340
Machinery and equipment	2,004	2,028
Construction-in-progress	174	156
Other	66	54
Subtotal	2,767	2,769
Less: accumulated depreciation	(1,116)	(1,007)
Property, plant and equipment, net	$1,651	$1,762
Substantially all of the property, plant and equipment, net is pledged as collateral for our debt. See Note 13.
The table below summarizes depreciation expense related to property, plant and equipment for the periods presented, recorded in the specific line items in our unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of goods sold	$56	$43	$167	$133
Selling, general and administrative expenses	1	1	3	3
Total	$57	$44	$170	$136

10.    Mineral Leaseholds, Net
Mineral leaseholds, net of accumulated depletion, consisted of the following:

	September 30, 2020	December 31, 2019
Mineral leaseholds	$1,314	$1,352
Less: accumulated depletion	(538)	(500)
Mineral leaseholds, net	$776	$852

The decline in mineral leaseholds, net from December 31, 2019 to September 30, 2020 is primarily a result of the impact of foreign currency translation due to the devaluation of the South African Rand. Depletion expense relating to mineral leaseholds recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations was $11 million and $21 million during the three months ended September 30, 2020 and 2019, respectively. Depletion expense relating to mineral leaseholds recorded in "Cost of goods sold" in the unaudited Condensed Consolidated Statements of Operations was $25 million and $46 million during the nine months ended September 30, 2020 and 2019, respectively.
11.    Intangible Assets, Net
Intangible assets, net of accumulated amortization, consisted of the following:

	September 30, 2020			December 31, 2019
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$291	$(188)	$103	$291	$(173)	$118
TiO2 technology	95	(23)	72	92	(17)	75
Internal-use software	66	(38)	28	49	(34)	15
Intangible assets, net	$452	$(249)	$203	$432	$(224)	$208
As of September 30, 2020, internal-use software included approximately $14 million of capitalized software costs which are not being amortized as the software is not ready for its intended use.
The table below summarizes amortization expense related to intangible assets for the periods presented, recorded in the specific line items in our unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of goods sold	$—	$—	$1	$1
Selling, general and administrative expenses	8	9	23	22
Total	$8	$9	$24	$23

Estimated future amortization expense related to intangible assets is $8 million for the remainder of 2020, $32 million for 2021, $30 million for 2022, $28 million for 2023, $27 million for 2024 and $78 million thereafter.

12.    Balance Sheet and Cash Flow Supplemental Information
Accrued liabilities consisted of the following:

	September 30, 2020	December 31, 2019
Employee-related costs and benefits	$122	$103
Related party payables	9	7
Interest	46	16
Sales rebates	38	39
Restructuring	3	10
Taxes other than income taxes	19	6
Asset retirement obligations	7	16
Interest rate swaps	61	22
Currency contracts	3	—
Professional fees and other	56	60
Liabilities held for sale	—	4
Accrued liabilities	$364	$283

Additional supplemental cash flow information for the nine months ended September 30, 2020 and 2019 and as of September 30, 2020 and December 31, 2019 is as follows:

	Nine Months Ended September 30,
Supplemental non cash information:	2020	2019
Investing activities- shares issued in the Cristal acquisition	$—	$526
Financing activities- debt assumed in the Cristal acquisition	$—	$22

	September 30, 2020	December 31, 2019
Capital expenditures acquired but not yet paid	$26	$23

13.    Debt
Long-Term Debt
Long-term debt, net of an unamortized discount and debt issuance costs, consisted of the following:

	Original Principal	Annual Interest Rate	Maturity Date	September 30, 2020	December 31, 2019
Term Loan Facility, net of unamortized discount (1)(4)	$2,150	Variable	9/22/2024	$1,806	$1,805
Senior Notes due 2025	450	5.75%	10/1/2025	450	450
Senior Notes due 2026	615	6.50%	4/15/2026	615	615
6.5% Senior Secured Notes due 2025(3)	500	6.50%	5/1/2025	500	—
Standard Bank Term Loan Facility (1)(2)	222	Variable	3/25/2024	109	158
Tikon Loan	N/A	Variable	5/23/2021	16	16
Australian Government Loan, net of unamortized discount	N/A	N/A	12/31/2036	1	1
Finance leases				13	15
Long-term debt				3,510	3,060
Less: Long-term debt due within one year				(48)	(38)
Debt issuance costs				(38)	(34)
Long-term debt, net				$3,424	$2,988
_______________
(1)Average effective interest rate on the Term Loan Facility of 4.5% and 5.6% during the nine months ended September 30, 2020 and 2019, respectively. Average effective interest rate on the Standard Bank Term Loan Facility of 8.2% and 10.0% during the nine months ended September 30, 2020 and 2019, respectively.
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

Short-Term Debt
Short-term debt and available facilities consisted of the following:

	Annual Interest Rate	Maturity Date	September 30, 2020	December 31, 2019
Wells Fargo Revolver(1)	Variable	9/22/2022	$—	$—
Standard Bank Revolver(2)	Variable	3/25/2022	—	—
Emirates Revolver(3)	Variable	3/31/2021	—	—
SABB Credit Facility(3)	Variable	12/13/2020	6	—
Short-term debt(4)			$6	$—
_______________
(1) In March 2019, the Wells Fargo Revolver was amended, which amongst other things, modified certain components of the borrowing base in order to increase the potential availability of credit.  We also voluntarily reduced the revolving credit lines under the Wells Fargo Revolver from $550 million to $350 million. As a result of this modification, we accelerated the recognition of a portion of the deferred financing costs related to the Wells Fargo Revolver and during the nine months ended September 30, 2019, recorded a charge of $2 million in “Loss on extinguishment of debt” within the unaudited Condensed Consolidated Statement of Operations. No charges were recorded during the three months ended September 30, 2019. At September 30, 2020, there were $30 million of issued and undrawn letters of credit under the Wells Fargo Revolver.
The Wells Fargo Revolver contains a springing financial covenant that requires the Company and its restricted subsidiaries to maintain a consolidated fixed charge coverage ratio of at least 1.0:1.0 during certain test periods based on borrowing availability under the Wells Fargo Revolver or following the occurrence of specified events of default.
(2) In connection with the Standard Bank Credit Facility ("Standard Bank Revolver") entered into on March 25, 2019, the ABSA Revolving Credit Facility ("ABSA Revolver") was terminated on March 26, 2019. As a result of the termination, we accelerated the recognition of the remaining deferred financing costs related to the ABSA Revolver during the nine months ended September 30, 2019 and recorded less than $1 million in “Loss on extinguishment of debt” within the unaudited Condensed Consolidated Statement of Operations. No charges were recorded during the three months ended September 30, 2019.
(3) In March 2020, the Company entered into an amendment to, amongst other things, extend the maturity date of the Emirates Revolver from March 31, 2020 to March 31, 2021. In October 2020, the Company extended the maturity date of the SABB Credit Facility from November 30, 2020 to December 13, 2020.
(4) In March 2020, under an abundance of caution given the uncertainty associated with the Covid-19 pandemic, the Company drew down $200 million of borrowings under its Wells Fargo, Standard Bank, and Emirates revolvers in order to increase liquidity and preserve financial flexibility which was repaid in May 2020 with a portion of the proceeds of the 6.5% Senior Secured Notes due 2025. Additionally, during the nine months ended September 30, 2020, our KSA subsidiary drew down $13 million on its SABB Credit Facility for local working capital purposes. During the three months ended September 30, 2020, the Company repaid $7 million on the SABB Credit Facility. As a result, at September 30, 2020, the short-term debt balance was $6 million based on the September 30, 2020 exchange rate. There were no comparable amounts outstanding as of December 31, 2019.
Debt Covenants
At September 30, 2020, we are in compliance with all financial covenants in our debt facilities.
14.    Derivative Financial Instruments
Derivatives recorded on the Condensed Consolidated Balance Sheet:

The following table is a summary of the fair value of derivatives outstanding at September 30, 2020 and December 31, 2019:

	Fair Value
	September 30, 2020		December 31, 2019
	Assets(a)	Accrued Liabilities	Assets(a)	Accrued Liabilities
Derivatives Designated as Cash Flow Hedges
Currency Contracts	$44	$2	$30	$—
Interest Rate Swaps	$—	$61	$—	$22
Total Hedges	$44	$63	$30	$22
Derivatives Not Designated as Cash Flow Hedges
Currency Contracts	$2	$1	$7	$—
Total Derivatives	$46	$64	$37	$22
(a) At September 30, 2020, current assets of $36 million are recorded in prepaid and other current assets and long-term assets of $10 million are recorded in other long-term assets. At December 31, 2019, current assets of $34 million were recorded in prepaid and other current assets and long-term assets of $3 million are recorded in other long-term assets.
Derivatives' Impact on the Condensed Consolidated Statement of Operations:
The following table summarizes the impact of the Company's derivatives on the unaudited Condensed Consolidated Statement of Operations:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings			Amount of Pre-Tax Gain (Loss) Recognized in Earnings
	Revenue	Cost of Goods Sold	Other Income (Expense), net	Revenue	Cost of Goods Sold	Other Income (Expense), net
	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019

Derivatives Not Designated as Hedging Instruments
Currency Contracts	$—	$—	$4	$—	$—	$(1)
Derivatives Designated as Hedging Instruments
Currency Contracts	$(3)	$4	$—	$—	$—	$—
Total Derivatives	$(3)	$4	$4	$—	$—	$(1)

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings			Amount of Pre-Tax Gain (Loss) Recognized in Earnings
	Revenue	Cost of Goods Sold	Other Income (Expense), net	Revenue	Cost of Goods Sold	Other Income (Expense), net
	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019

Derivatives Not Designated as Hedging Instruments
Currency Contracts	$—	$—	$(4)	$—	$—	$5
Derivatives Designated as Hedging Instruments
Currency Contracts	$(9)	$(1)	$—	$—	$—	$—
Total Derivatives	$(9)	$(1)	$(4)	$—	$—	$5

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
Fair value gains or losses on these cash flow hedges are recorded in other comprehensive (loss) income and are subsequently reclassified into interest expense in the same periods during which the hedged transactions affect earnings. At September 30, 2020 and December 31, 2019, the net unrealized loss of $61 million and $22 million, respectively, was recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet. For the three and nine months ended September 30, 2020, the amounts recorded in interest expense related to the interest-rate swap agreements were $4 million and $6 million, respectively. For the three and nine months ended September 30, 2019, the net amounts recorded in interest expense related to the interest-rate swap agreements were both less than $1 million of interest income and interest expense, respectively.
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
As of September 30, 2020, we had notional amounts of (i) 635 million South African Rand (or approximately $38 million at September 30, 2020 exchange rate) that expire between December 30, 2020 and February 25, 2021 to reduce the exposure of our South African subsidiaries’ third party sales to fluctuations in currency rates, and (ii) $410 million Australian dollars (or approximately $294 million at September 30, 2020 exchange rate) that expire between December 30, 2020 and December 30, 2021 to reduce the exposure of our Australian subsidiaries’ cost of sales to fluctuations in currency rates. At September 30, 2020 and December 31, 2019, there was an unrealized net gain of $42 million and an unrealized net gain of $30 million, respectively, recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet, of which $32 million is expected to be recognized in earnings over the next twelve months.

We enter into foreign currency contracts for the South African Rand and Australian Dollar to reduce exposure of our subsidiaries’ balance sheet accounts not denominated in our subsidiaries’ functional currency to fluctuations in foreign currency exchange rates. Historically, we have used a combination of zero-cost collars or forward contracts to reduce the exposure.  For accounting purposes, these foreign currency contracts are not considered hedges. The change in fair value associated with these contracts is recorded in “Other expense, net” within the unaudited Condensed Consolidated Statement of Operations and partially offsets the change in value of third party and intercompany-related receivables not denominated in the functional currency of the subsidiary. At September 30, 2020, there was (i) 546 million South African Rand (or approximately $33 million at September 30, 2020 exchange rate) and (ii) $67 million Australian dollars (or approximately $48 million at September 30, 2020) of notional amount outstanding foreign currency contracts. At December 31, 2019, there was (i) 712 million South African Rand (or approximately $43 million at September 30, 2020 exchange rate) and (ii) $89 million Australian dollars (or approximately $64 million at September 30, 2020 exchange rate) of notional amounts outstanding foreign currency contracts.
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
Level 1 -Quoted prices in active markets for identical assets or liabilities
Level 2 -Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly
Level 3 -Unobservable inputs based on the Company’s own assumptions
Our debt is recorded at historical amounts. The following table presents the fair value of our debt and derivative contracts at both September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Term Loan Facility	$1,788	$1,820
Standard Bank Term Loan Facility	109	158
Senior Notes due 2025	445	459
Senior Notes due 2026	616	636
6.5% Senior Secured Notes due 2025	523	—
Tikon Loan	16	16
Australian Government Loan	1	1
Interest rate swaps	61	22
Foreign currency contracts, net	43	37
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
16.    Asset Retirement Obligations
Asset retirement obligations consist primarily of rehabilitation and restoration costs, landfill capping costs, decommissioning costs, and closure and post-closure costs. Activities related to asset retirement obligations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance	$155	$174	$158	$74
Additions	1	—	1	3
Accretion expense	4	3	9	7
Remeasurement/translation	4	(7)	(5)	(7)
Other, including change in estimates	—	(1)	—	2
Settlements/payments	(5)	(1)	(8)	(2)
Transferred with the divestiture of Ashtabula	—	—	—	(3)
Transferred in with the acquisition of Cristal	—	(6)	—	88
Other acquisition and divestiture related	—	—	4	—
Balance, September 30,	$159	$162	$159	$162

	September 30, 2020	December 31, 2019
Current portion included in “Accrued liabilities”	$7	$16
Noncurrent portion included in “Asset retirement obligations”	152	142
Asset retirement obligations	$159	$158

17.    Commitments and Contingencies
Purchase and Capital Commitments — Includes obligations for purchase requirements of process chemicals, supplies, utilities and services entered into in the ordinary course of business. At September 30, 2020, purchase commitments were $73 million for 2020, $98 million for 2021, $73 million for 2022, $57 million for 2023, $52 million for 2024, and $179 million thereafter.
Letters of Credit—At September 30, 2020, we had outstanding letters of credit and bank guarantees of $73 million, of which $32 million were letters of credit and $41 million were bank guarantees. Amounts for performance bonds were not material.
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
Hawkins Point Plant.  Residual waste mud, known as Batch Attack Mud, and a spent sulfuric waste stream were deposited in an onsite repository (the “Batch Attack Lagoon”) at a former TiO2 manufacturing site, Hawkins Point Plant in Baltimore, Maryland, operated by Cristal USA, Inc. from 1954 until 2011.  We assumed responsibility for remediation of the Hawkins Point Plant when we acquired the TiO2 business of Cristal in April 2019.  In 1984, a predecessor of Cristal and the Maryland Department of the Environment (“MDE”) entered into a consent decree (the “Consent Decree”) to address the Batch Attack Lagoon.  The Consent Decree required that Cristal close the Batch Attack Lagoon when the Hawkins Point Plant ceased operations.  In addition, we are investigating whether hazardous substances are migrating from the Batch Attack Lagoon.   A provision of $60 million has been made in our financial statements for the Hawkins Point Plant consistent with the accounting policy described above. We are in discussions with the MDE regarding a new consent decree to address both the Batch Attack Lagoon as well as other environmental contamination issues associated with the Hawkins Point Plant.
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

18.    Accumulated Other Comprehensive Loss Attributable to Tronox Holdings plc
The tables below present changes in accumulated other comprehensive loss by component for the three months ended September 30, 2020 and 2019.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, June 30, 2020	$(628)	$(104)	$(36)	$(768)
Other comprehensive income (loss)	38	—	18	56
Amounts reclassified from accumulated other comprehensive income	—	1	(1)	—
Balance, September 30, 2020	$(590)	$(103)	$(19)	$(712)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, June 30, 2019	$(499)	$(94)	$(23)	$(616)
Other comprehensive income (loss)	(65)	—	(5)	(70)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Balance, September 30, 2019	$(564)	$(94)	$(28)	$(686)

The tables below present changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2020 and 2019.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, January 1, 2020	$(503)	$(104)	$1	$(606)
Other comprehensive loss	(87)	(2)	(30)	(119)
Amounts reclassified from accumulated other comprehensive income	—	3	10	13
Balance, September 30, 2020	$(590)	$(103)	$(19)	$(712)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, January 1, 2019	$(445)	$(95)	$—	$(540)
Other comprehensive income (loss)	(58)	—	(28)	(86)
Amounts reclassified from accumulated other comprehensive income	—	1	—	1
Acquisition of noncontrolling interest	(61)	—	—	(61)
Balance, September 30, 2019	$(564)	$(94)	$(28)	$(686)

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
Restricted Share Units (“RSUs”)
2020 Grant - During the nine months ended September 30, 2020, the Company granted both time-based and performance-based awards to certain members of management and to members of the Board. A total of 1,603,208 of time-based awards were granted to management which will vest ratably over a three-year period ending March 5, 2023. A total of 183,374 of time-based awards were granted to members of the Board of which 21,654 vested in June 2020 and 161,720 will vest in May 2021. A total of 1,512,788 of performance-based awards were granted, of which 756,394 of the awards vest based on a relative Total Shareholder Return ("TSR") calculation and 756,394 of the awards vest based on certain performance metrics of the Company. The non-TSR performance-based awards vest on March 5, 2023 based on the achievement against the target average company performance of three separate performance periods, commencing on January 1 of each 2020, 2021, and 2022 and ending on December 31 of each 2020, 2021 and 2022, for which, for each performance period, the performance metric is an average annual operating return on net assets (ORONA). Similar to the Company's historical TSR awards granted in prior years, the TSR awards vest based on the Company's three-year TSR versus the peer group performance levels. Given these terms, the TSR metric is considered a market condition for which we used a Monte Carlo simulation to determine the weighted average grant date fair value of $10.01. The following weighted average assumptions were utilized to value the TSR grants:

2020
Dividend yield	2.13%
Expected historical volatility	58.30%
Risk free interest rate	1.42%
Expected life (in years)	3

The unrecognized compensation cost associated with all unvested awards at September 30, 2020 was $39 million, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of approximately 1.8 years.
During the three and nine months ended September 30, 2020, we recorded $8 million and $19 million of stock compensation expense, respectively. The stock compensation expense for the nine months ended September 30, 2020 is inclusive of a $6 million credit for the reversal of expense due to the 2018 performance grants. During the three and nine months ended September 30, 2019, we recorded $9 million and $24 million of stock compensation expense respectively.
There were no options exercised during the three and nine month periods ended September 30, 2020.

20.    Pension and Other Postretirement Healthcare Benefits
The components of net periodic cost associated with our U.S. and foreign pension plans recognized in the unaudited Condensed Consolidated Statements of Operations were as follows:

	Pensions		Pensions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net periodic cost:
Service cost	$1	$1	$4	$2
Interest cost	4	6	13	15
Expected return on plan assets	(5)	(6)	(17)	(16)
Net amortization of actuarial loss and prior service credit	1	—	3	1
Total net periodic cost	$1	$1	$3	$2
The components of net periodic cost associated with our other postretirement healthcare plans were less than $1 million for each of the three months ended September 30, 2020 and 2019. The components of net periodic cost associated with our post retirement healthcare plans were $1 million for each of the nine months ended September 30, 2020 and 2019.
During the nine months ended September 30, 2020, the Company made contributions to its pension plans of approximately $22 million. The Company expects to make an additional $3 million to $5 million of pension contributions for the remainder of 2020.
During the three months ended September 30, 2020, we received approximately $5 million as a final settlement of our Australian defined benefit plan which was recorded against the pension plan asset within "Other long-term assets" on the Condensed Consolidated Balance Sheet.
For the both the three months and nine months ended September 30, 2020 and 2019, we contributed $1 million and $3 million, respectively, to the Netherlands Multiemployer Plan, which was primarily recognized in “Cost of goods sold” in the unaudited Condensed Consolidated Statement of Operations.
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

Pursuant to the terms of the Completion Agreement, on May 9, 2019, Exxaro exercised their right under the agreement to sell 14 million shares to us for an aggregate purchase price of approximately $200 million or $14.319 per share, plus fees of approximately $1 million. The share price was based upon a 5% discount to the 10 day volume weighted average price as of the day that Exxaro exercised their sale notice to us. Upon repurchase of the shares by the Company, the shares were cancelled. As a result of the sale of the 14 million shares on May 9, 2019, we recorded a liability of $4 million which was included in “Accrued liabilities” in our Consolidated Balance Sheets as of December 31, 2019 and was subsequently paid in January 2020.
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
At September 30, 2020, Exxaro continues to own approximately 14.7 million shares of Tronox, or a 10.3% ownership interest, as well as their 26% ownership interest in our South African operating subsidiaries.
At the present time, we are unable to reasonably determine when and if Exxaro will sell its remaining shares in the foreseeable future.
Tasnee/Cristal
On April 10, 2019, we announced the completion of the acquisition of the TiO2 business of Cristal for $1.675 billion of cash, subject to a working capital and noncurrent liability adjustment, plus 37,580,000 ordinary shares. At September 30, 2020, Cristal International Holdings B.V. (formerly known as Cristal Inorganic Chemical Netherlands Cooperatief W.A.), a wholly-owned subsidiary of Tasnee, continues to own 37,580,000 shares of Tronox, or a 26% ownership interest. In February 2020, Tronox and Cristal resolved the working capital and noncurrent liability adjustment by agreeing that no payment was required by either party.
On May 9, 2018, we entered into an Option Agreement with AMIC which is owned equally by Tasnee and Cristal. Under the terms of the Option Agreement, AMIC granted us an option (the “Option”) to acquire 90% of a special purpose vehicle (the “SPV”), to which AMIC’s ownership in a titanium slag smelter facility (the “Slagger”) in The Jazan City for Primary and Downstream Industries in KSA will be contributed together with $322 million of AMIC indebtedness (the “AMIC Debt”). The Option may be exercised if the Slagger achieves certain production criteria related to sustained quality and tonnage of slag produced (the “Option Criteria”). Likewise, AMIC may require us to acquire the Slagger on the same terms if the Option Criteria are satisfied. Furthermore, pursuant to the Option Agreement and during its term, we agreed to lend AMIC and, upon the creation of the SPV, the SPV up to $125 million for capital expenditures and operational expenses intended to facilitate the start-up of the Slagger (the “Tronox Loans”). Such funds may be drawn down by AMIC and the SPV, as the case may be, on a quarterly basis as needed based on a budget reflecting the anticipated needs of the Slagger start-up. For the three and nine months ended September 30, 2020, we have loaned an additional $12 million and $24 million respectively for capital expenditures and operational expenses to facilitate the startup of the Slagger. We have recorded $113 million of total principal loan payments and related interest of $5 million within “Other long-term assets” on the unaudited Condensed Consolidated Balance Sheet at September 30, 2020. The Option did not have a significant impact on the financial statements as of or for the periods ended September 30, 2020. Subsequent to the period ended September 30, 2020, on October 8, 2020, we loaned AMIC an additional amount of approximately $12 million which brought the total amount that we have lent under the Tronox Loans equal to the $125 million maximum amount that we agreed to lend.
On May 13, 2020, we amended the Option Agreement (the "First Amendment") with AMIC to address circumstances in which the Option Criteria cannot be satisfied. Pursuant to the First Amendment, Tronox has the right to acquire the SPV in exchange for its forgiveness of the Tronox Loan, up to $125 million of principal amount and any interest accrued thereon of the Tronox Loans plus or minus 90% of the SPV’s net working capital. The First Amendment did not have a significant impact on our financial statements as of or for the period ended September 30, 2020.

Additionally, on May 13, 2020, we amended a Technical Services Agreement that we had entered with AMIC on March 15, 2018, to add project management support services. Under this arrangement, AMIC and its consultants are still responsible for engineering and construction of the Slagger while we provide technical advice and project management services including supervision and management of third party consultants intended to satisfy the Option Criteria. As compensation for these services, Tronox receives a monthly management fee of approximately $1 million, which is recorded in “Other income (expense), net” within the unaudited Condensed Consolidated Statement of Operations and in “Prepaid and other assets” on the unaudited Condensed Consolidated Balance Sheet. The monthly management fee is subject to certain success incentives if and when the Slagger achieves the Option Criteria. Tronox recorded approximately $2 million and $3 million in "Other Income" for both the three and nine months ended September 30, 2020, respectively, in the unaudited Condensed Consolidated Statement of Operations. At September 30, 2020, Tronox had a receivable due from AMIC related to management fee of $1 million that is recorded within “Prepaid and other assets”.
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
As part of the transition services agreement, Tronox recorded a net reduction of $1 million in “Selling, general and administrative expenses” for both the three and nine months ended September 30, 2020, respectively, in the unaudited Condensed Consolidated Statement of Operations. The net reduction of selling, general and administrative expenses associated with the transition services agreement generally represents a recovery of the related costs. At September 30, 2020, Tronox had a receivable due from Tasnee of $13 million and a payable due to Tasnee of $3 million that are recorded within “Prepaid and other assets” and “Accrued liabilities”, respectively, on the unaudited Condensed Consolidated Balance Sheet. The balance in prepaid and other assets relate primarily to amounts arising from transition service agreements, stamp duty taxes paid on behalf of Tasnee and pre-acquisition activities. Balances in accrued liabilities relate to pre-acquisition activity and those balances are expected to be settled in the near term.
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

As a result of the transactions we have entered into related to the MGT assets, during the three and nine months ended September 30, 2020, Tronox recorded $1 million and $4 million for purchase of chlorine gas from ATTM and such amounts are recorded in "Cost of goods sold" on the unaudited Condensed Consolidated Statement of Operations. The amount due to ATTM as of September 30, 2020 for the purchase of chlorine gas was $6 million and is recorded within “Accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet. In addition, during the three and nine months ended September 30, 2020, Tronox recorded $7 million and $19 million, respectively, for MGT sales made to AMIC and such amounts were recorded in “Net sales” on the unaudited Condensed Consolidated Statement of Operations. At September 30, 2020, Tronox had a receivable from AMIC of $6 million from MGT sales that is recorded within “Prepaid and other assets” on the unaudited Condensed Consolidated Balance Sheet.

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
We are a public limited company registered under the laws of England and Wales. Tronox was formerly listed on the New York Stock Exchange as Tronox Limited, a company registered under the laws of Western Australia. However, in March 2019, we re-domiciled to the United Kingdom, and as a result of the re-domiciling, Tronox Limited became a wholly-owned subsidiary of Tronox Holdings plc. Another significant corporate milestone occurred on April 10, 2019 when we completed the acquisition from National Industrialization Company ("Tasnee") of the TiO2 business of The National Titanium Dioxide Company Limited (“Cristal”) (the “Cristal Transaction”). The Cristal Transaction doubled our size and expanded the number of TiO2 pigment facilities we operate from three to nine and gave us control of several new mines, particularly in Australia. In order to obtain regulatory approval for the Cristal Transaction, we were required to divest Cristal's North American TiO2 business, which was sold in May 2019. See Note 2 for further details on the Cristal Transaction.
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
•feedstock initiatives including, among other things, maximizing synthetic rutile and slag output and better utilizing our diverse types of feedstock in our TiO2 plants and other initiatives that more efficiently integrate our global feedstock chain;

•supply chain savings from, among other things, volume purchasing discounts for a range of raw materials and services, including shipping and freight, and rationalizing the production of our broad portfolio of TiO2 grades; and
•reductions in selling, general and administrative expenses primarily from employee-related costs and indirect spend consolidation.
In connection with realizing the synergies discussed above, during the year ended December 31, 2019 and including the nine months ended September 30, 2020, we incurred restructuring costs of $25 million for employee related costs, including severance. See Note 3 of notes to unaudited condensed consolidated financial statements for further information on restructuring.
During the nine months ended September 30, 2020, we have delivered total synergies of $183 million, of which $134 million have been reflected in our EBITDA and $49 million are cash and other synergies not reflected in EBITDA. We are raising our synergy target for 2020 to $235 million, of which $185 million will be reflected in our EBITDA.
Business Environment
The following discussion includes trends and factors that may affect future operating results:
Throughout the current Covid-19 pandemic, our operations have been designated as essential to support the continued manufacturing of products such as food and medical packaging, medical equipment, pharmaceuticals, and personal protective gear.
The Covid-19 pandemic has impacted, and will continue to impact, our industry and business. Our third quarter revenue increased 17% sequentially driven primarily by higher TiO2 volumes. Average TiO2 selling prices remained flat on a sequential basis. TiO2 sales volumes benefited from volume growth in all regions sequentially, led by a significant recovery in South and Central America. Compared to the third quarter of 2019, sales volumes were higher in Latin America, level in North America, and slightly lower in Europe, while volumes lagged in Asia Pacific, largely due to India. Sequentially, zircon volumes and average selling prices decreased 15% and 2%, respectively, owing to shipment timing and product mix. Feedstock and other products sales increased 75% sequentially, primarily due to increased CP slag sales as mandated by the FTC consent order and higher pig iron volumes.
Gross profit increased sequentially from the second quarter to the third quarter 2020 due to the favorable impacts of TiO2 sales volumes, and recovery from the reopening of our South African operations after the mandatory shut-down of our mining operations and slow-down of our smelters in South Africa during the 21 day country wide lockdown in the second quarter due to the Covid-19 pandemic. In addition, gross profit benefited from favorable cost structures at our Australian mining operations and favorable impacts of foreign currency partially offset by unfavorable impacts due to idle facility and lower of cost or market charges associated with operating our pigment plants at lower production volumes.
As of September 30, 2020, our total available liquidity was $1.1 billion, including $722 million in cash and cash equivalents and $376 million available under revolving credit agreements including $253 million available under our Asset Backed Lending ("ABL") facility. Our total debt was $3.5 billion and net debt to trailing-twelve month Adjusted EBITDA pro forma for the Cristal transaction was 4.5x. There are no upcoming maturities on the Company’s term loan or bonds until 2024. The Company also has no financial covenants on its term loan or bonds and only one springing financial covenant on its ABL facility, which we do not expect to be triggered based on our current scenario planning.
Pro Forma Income Statement Information
The acquisition of the TiO2 business of Cristal on April 10, 2019 impacts the comparability of the reported results for 2020 compared to 2019. Since Tronox and Cristal have combined their respective businesses effective with the merger date of April 10, 2019, the three and nine months ended September 30, 2020 reflect the results of the combined business, while the three and nine months ended September 30, 2019 reflect the results of the combined business from April 10, 2019. To assist with a discussion of the 2020 and 2019 results on a comparable basis, certain supplemental unaudited pro forma income statement information is provided on a consolidated basis and is referred to as "pro forma information".
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

Condensed Consolidated Results of Operations from Continuing Operations
Three Months Ended September 30, 2020 compared to the Three Months Ended September 30, 2019

	Reported Amounts			Pro Forma Amounts (1)
	Three Months Ended September 30,			Three Months Ended September 30,
	2020	2019	Variance	2020	2019	Variance
Net sales	$675	$768	$(93)	$675	$768	$(93)
Cost of goods sold	536	635	(99)	536	595	(59)
Contract loss	—	—	—	—	—	—
Gross profit	139	133	6	139	173	(34)
Gross Margin	21%	17%	4 pts	21%	23%	(2) pts

Selling, general and administrative expenses	89	82	7	89	82	7
Restructuring	1	3	(2)	1	3	(2)
Income from operations	49	48	1	49	88	(39)
Interest expense	(48)	(51)	(3)	(48)	(51)	(3)
Interest income	1	4	(3)	1	4	(3)
Loss on extinguishment of debt	—	—	—	—	—	—
Other income (expense), net	7	(1)	8	7	(1)	8
Income (loss) from continuing operations before income taxes	9	—	9	9	40	(31)
Income tax benefit (provision)	893	(12)	(905)	893	(14)	(907)
Net income (loss) from continuing operations	$902	$(12)	$914	$902	$26	$876

Effective tax rate	(9,922)%	N/A		(9,922)%	35%

EBITDA (2)	$132	$121	$11	$132	$161	$(29)
Adjusted EBITDA (2)	$148	$184	$(36)	$148	$184	$(36)
Adjusted EBITDA as% of Net Sales	22%	24%	(2) pts	22%	24%	(2) pts
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
On both a reported basis and pro forma basis, net sales of $675 million for the three months ended September 30, 2020 decreased by 12%, compared to $768 million, for the same period in 2019. The decrease is primarily due to lower TiO2 and Zircon sales volumes as a result of the Covid-19 pandemic as well as lower Zircon average selling prices.
Net sales by type of product for the three months ended September 30, 2020 and 2019 were as follows:
The table below presents both reported and proforma revenue by product:

	Three Months Ended September 30,
	2020	2019	Variance	Percentage
TiO2	$543	$603	$(60)	(10)%
Zircon	56	68	(12)	(18)%
Feedstock and other products	76	97	(21)	(22)%
Total net sales	$675	$768	$(93)	(12)%
On both a reported and pro forma basis, for the three months ended September 30, 2020, TiO2 revenue was lower by 10% or $60 million compared to the prior year quarter primarily due to $50 million decrease in sales volumes as a result of the Covid-19 pandemic and a decrease of $17 million in average selling prices of TiO2. Foreign currency positively impacted TiO2 revenue by $7 million due to the strengthening of the Euro. Zircon revenue decreased $12 million primarily due to a 11% reduction in average selling prices and a 7% reduction in sales volumes as a result of the Covid-19 pandemic. Feedstock and other products revenues was $21 million lower from the year-ago quarter primarily driven by lower volumes of CP slag and pig iron.
On a reported basis, our gross profit of $139 million was 21% of net sales compared to 17% of net sales in the year-ago quarter. The increase in gross margin is primarily due to:
•the favorable impact of 6 points due to the value of the inventory of Cristal being stepped up to fair value on the acquisition date in the prior year period, which resulted in the recognition of higher expense in the prior year period;
•the favorable impact of 4 points due to the synergies realized from the Cristal transaction;
•the favorable impact of 3 points due to changes in foreign exchange rates, primarily as a result of the Euro, South African Rand and Brazilian Real;
•the favorable impact of 3 points due to favorable cost structures at our Hamilton and Botlek pigment plants;
•the unfavorable impact of 6 points due to increased cost structures and idle facility charges;
•the unfavorable impact of 3 points due to deferred margin recognized in the third quarter of 2019 which did not recur during the current quarter;
•the unfavorable impact of 3 points primarily caused by a decrease in Zircon selling prices; and
•the unfavorable impact of 1 point due to sales volume and product mix.

On a pro forma basis, our gross margin of $139 million was 21% of net sales compared to 23% of net sales in the year-ago quarter. Quarter over quarter, the main drivers of gross margin are as follows:
•the unfavorable impact of 5 points due to increased cost structures and idle facility charges;
•the unfavorable impact of 3 points primarily caused by a decrease in Zircon selling prices;
•the unfavorable impact of 3 points due to deferred margin recognized in the third quarter of 2019 which did not recur during the current quarter;
•the unfavorable impact of 1 point due to sales volume and product mix;
•the favorable impact of 4 points due to the synergies realized from the Cristal transaction;
•the favorable impact of 3 points due to favorable cost structures at our Hamilton and Botlek pigment plants; and
•the favorable impact of 3 points due to changes in foreign exchange rates, primarily the South African Rand and Australian Dollar.

On both a reported and pro forma basis, selling, general and administrative expenses increased by $7 million or 9% during the three months ended September 30, 2020 compared to the same period of the prior year. The increase is mainly due to higher employee costs of $14 million and higher professional costs of $3 million partially offset by the following: i) lower travel and entertainment expenses of $4 million as a result of the Covid-19 pandemic, ii) $3 million of lower integration costs, iii) lower agent commissions of $2 million, and iv) lower research and development expenses of $1 million.
On both a reported and pro forma basis, we recorded restructuring expenses of $1 million for employee-related costs associated with headcount reductions during the three months ended September 30, 2020 as compared to $3 million in the comparable prior year period. See Note 3 of notes to unaudited condensed consolidated financial statements.
On a reported basis, income from operations for the three months ended September 30, 2020 was $49 million compared to $48 million in the prior year period. The increase of $1 million was primarily due to the higher gross margin as discussed above. On a pro forma basis, income from operations for the three months ended September 30, 2020 decreased $39 million to $49 million from $88 million in the prior year period primarily due to lower gross margin as discussed above.
On a reported basis, Adjusted EBITDA as a percentage of net sales was 22% for the three months ended September 30, 2020 as compared to 24% from the prior year primarily due to the decrease in gross margin, when excluding a $40 million inventory step up to fair value as a result of the Cristal Transaction which is added back for Adjusted EBITDA purposes. On a pro forma basis, Adjusted EBITDA as a percentage of net sales was 22% for the three months ended September 30, 2020 as compared to 24% from the prior year primarily due to the decrease in gross margin as discussed above.
On both a reported and pro forma basis, interest expense for the three months ended September 30, 2020 decreased by $3 million compared to the same period of 2019 primarily due to lower average debt outstanding balances and lower average interest rates mainly on the Term Loan Facility and Standard Bank Term Loan Facility.
On both a reported and pro forma basis, interest income for the three months ended September 30, 2020 decreased by $3 million compared to the same period in 2019 due to the overall decrease in interest rates on our cash investments period over period.
On both a reported and pro forma basis, other income (expense), net for the three months ended September 30, 2020 primarily consisted of net realized and unrealized foreign currency gains. The foreign currency gains were primarily driven by the South African Rand and the Australian dollars used in the remeasurement of our U.S. dollar denominated working capital balances partially offset by the impact of our foreign currency derivatives.
We continue to maintain full valuation allowances related to the total net deferred tax assets in Australia, Belgium, Brazil, Saudi Arabia, and Switzerland.  The provisions for income taxes associated with these jurisdictions include no tax benefits with respect to losses incurred and tax expense only to the extent of current tax payments. Additionally, we have valuation allowances against other specific tax assets.
On a reported basis, the effective tax rate was (9,922)% and N/A for the three months ended September 30, 2020 and 2019, respectively. The large negative effective tax rates for the three months ended September 30, 2020 is caused by the release of a $895 million valuation allowance in the U.S. Refer to note 6 in notes to unaudited condensed consolidated financial statements. Additionally, the effective tax rates for the three months ended September 30, 2020 and 2019 are influenced by a variety of factors, primarily income and losses in jurisdictions with valuation allowances, disallowable expenditures, restructuring impacts, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate. During the three months ended September 30, 2020, a portion of the valuation allowance was released against the deferred tax assets in the U.S. and the impact was $895 million to the income tax provision. On a pro forma basis, the effective tax rate was (9,922)% and 35% for the three months ended September 30, 2020 and 2019, respectively.

Nine Months Ended September 30, 2020 compared to the Nine Months Ended September 30, 2019

	Reported Amounts			Pro Forma Amounts (1)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Variance	2020	2019	Variance
Net sales	$1,975	$1,949	$26	$1,975	$2,315	$(340)
Cost of goods sold	1,532	1,614	(82)	1,532	1,822	(290)
Contract loss	—	19	(19)	—	—	—
Gross profit	443	316	127	443	493	(50)
Gross Margin	22%	16%	6 pts	22%	21%	1 pts

Selling, general and administrative expenses	263	252	11	263	262	1
Restructuring	3	13	(10)	3	13	(10)
Income from operations	177	51	126	177	218	(41)
Interest expense	(140)	(154)	(14)	(140)	(160)	(20)
Interest income	6	16	(10)	6	10	(4)
Loss on extinguishment of debt	—	(2)	(2)	—	(2)	(2)
Other income, net	19	2	17	19	1	18
Income (loss) from continuing operations before income taxes	62	(87)	149	62	67	(5)
Income tax (provision) benefit	876	(10)	(886)	876	(27)	(903)
Net (loss) income from continuing operations	$938	$(97)	$1,035	$938	$40	$898

Effective tax rate	(1,413)%	11%		(1,413)%	40%

EBITDA (2)	$415	$256	$159	$415	$465	$(50)
Adjusted EBITDA (2)	$464	$459	$5	$464	$525	$(61)
Adjusted EBITDA as% of Net Sales	23%	24%	(1) pts	23%	23%	0 pts
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

On a reported basis, net sales of $1,975 million for the nine months ended September 30, 2020 increased by 1% compared to $1,949 million for the same period in 2019. The nine months ended September 30, 2020 includes approximately $352 million of revenue from Cristal operations for the first quarter of 2020 and the first nine days of April 2020 of which there were no comparable amounts in the prior year period given the acquisition closed on April 10, 2019. Excluding this Cristal revenue, revenue decreased 17% primarily due to decreases in TiO2 and Zircon sales volumes as a result of the Covid-19 pandemic as well as lower Zircon average selling prices. On a pro forma basis, net sales for the nine months ended September 30, 2020 decreased $340 million in comparison to the same period in 2019 primarily due to the decreases in sales volumes of TiO2 and pig iron as well as lower average selling prices of Zircon.
Net sales by type of product for the nine months ended September 30, 2020 and 2019 were as follows:
The table below presents reported revenue by product:

	Nine Months Ended September 30,
	2020	2019	Variance	Percentage
TiO2	$1,589	$1,505	$84	6%
Zircon	189	220	(31)	(14)%
Feedstock and other products	197	224	(27)	(12)%
Total net sales	$1,975	$1,949	$26	1%
The table below presents pro forma revenue by product:

	Nine Months Ended September 30,
(Millions of dollars)	2020	2019	Variance	Percentage
TiO2	$1,589	$1,830	$(241)	(13)%
Zircon	189	239	(50)	(21)%
Feedstock and other products	197	246	(49)	(20)%
Total net sales	$1,975	$2,315	$(340)	(15)%

On a reported basis, for the nine months ended September 30, 2020, TiO2 revenue was higher by 6% or $84 million compared to the prior year period. Given the acquisition of Cristal on April 10, 2019, there is approximately $306 million of revenue in the first quarter of 2020 and first nine days of April 2020 of which there was no comparable amounts in the same period of the prior year. Excluding this revenue generated from the Cristal operations, TiO2 revenue decreased by $222 million due to a $197 million decrease in sales volumes as a result of the Covid-19 pandemic and a decrease of $25 million in average selling prices of TiO2. Zircon revenues for the Cristal operation in the first quarter of 2020 and first nine days of April 2020 were approximately $17 million. Excluding this Cristal related revenue, Zircon revenue decreased primarily due to $30 million reduction in average selling prices and $18 million reduction in sales volumes as a result of the Covid-19 pandemic. Feedstock and other products revenues for the Cristal operations in the first quarter of 2020 and first nine days of April 2020 were approximately $29 million. Excluding this Cristal related revenue, feedstock and other products decreased $56 million primarily due to lower sales volumes of CP slag and pig iron as well as lower average selling prices of pig iron.
On a pro forma basis, for the nine months ended September 30, 2020, TiO2 revenue declined 13% compared to the prior year driven primarily by a $205 million decrease in sales volumes as a result of the Covid-19 pandemic and a $34 million decrease in average selling prices. Foreign currency negatively impacted TiO2 sales by $2 million or 2% due to the weakening of the Euro. Zircon revenues declined $50 million or 21% primarily due to a 13% decline in average sales prices and a 9% decline in sales volumes. Feedstock and other products revenues declined primarily due to lower sales volumes of CP slag and pig iron as well as lower average selling prices of pig iron.

On a reported basis, our gross margin of $443 million was 22% of net sales compared to 16% of net sales in the year-ago period. The increase in gross margin is primarily due to:
•the favorable impact of 5 points due to the value of the inventory of Cristal being stepped up to fair value on the acquisition date in the prior year period, which resulted in the recognition of higher expense in the prior year period;
•the favorable impact of 4 points due to the synergies realized from the Cristal transaction;
•the net favorable impact of 3 points due to changes in foreign exchange rates, primarily due to the South African Rand, Australian Dollar and Brazilian Real;
•the favorable impact of 1 point due to the recognition of a $19 million charge for contract losses expected to be incurred on the 8120 supply agreement with Venator in the prior year period;
•the net unfavorable impact of 1 point due to increased cost structures and idle facility charges;
•the unfavorable impact of 1 point due to the mandatory shut-down of our mining operations and slow-down of our smelters in South Africa due to the Covid-19 pandemic;
•the unfavorable impact of 2 point due to sales volume and product mix;
•the unfavorable impact of 3 points primarily caused by a decrease in Zircon selling prices; and
•the unfavorable impact of 1 point due to deferred margin recognized in the year-ago period which did not recur during the current period.

On a pro forma basis, our gross margin of $443 million was 22% of net sales compared to 21% of net sales in the prior year period. The increase in gross margin is primarily due to:
•the favorable impact of 4 points due to the synergies realized from the Cristal transaction;
•the net favorable impact of 3 points due to changes in foreign exchange rates, primarily the South African Rand and Australian Dollar;
•the net unfavorable impact of 2 points due to increased cost structures and idle facility charges;
•the unfavorable impact of 2 points caused by a decrease in Zircon selling prices;
•the unfavorable impact of 1 point due to deferred margin recognized in the year-ago period which did not recur during the current period; and
•the unfavorable impact of 1 point due to the mandatory shut-down of our mining operations and slow-down of our smelters in South Africa due to the Covid-19 pandemic.

On a reported basis, selling, general and administrative expenses increased by $11 million or 4% during the nine months ended September 30, 2020 compared to the same period of the prior year. Given the acquisition of Cristal on April 10, 2019, there are approximately $23 million of expenses in the first quarter of 2020 and first nine days of April 2020 of which there was no comparable amounts in the same period of the prior year. Excluding the effect of Cristal, SG&A expenses decreased $12 million primarily driven by $17 million decrease in professional services, a decrease of $9 million in travel and entertainment expenses as a result of the Covid-19 pandemic, lower research and development expenses of $6 million and lower agent commissions of $3 million partially offset by higher employee costs of $15 million, higher costs of $2 million related to the transitional service agreement associated with the Cristal acquisition, $2 million higher IT and communication expenses, $2 million increase in integration costs and $1 million increase in taxes other than income. On a pro forma basis, selling, general and administrative expenses remained relatively consistent period over period.

On both a reported and pro forma basis, we recorded restructuring expenses of $3 million for employee-related costs associated with headcount reductions during the nine months ended September 30, 2020. See Note 3 of notes to unaudited condensed consolidated financial statements.
On a reported basis, income from operations for the nine months ended September 30, 2020 was $177 million compared to income from operations of $51 million in the prior year period. The increase of $126 million was primarily due to the higher gross margin and lower restructuring charges offset by higher SG&A expenses discussed above. On a pro forma basis, income from operations for the nine months ended September 30, 2020 decreased $41 million to $177 million from $218 million in the prior year period primarily due to lower gross margin offset by lower restructuring charges as discussed above.

On a reported basis, Adjusted EBITDA as a percentage of net sales was 23% for the nine months ended September 30, 2020, a decrease of 1 point from 24% in the prior year. The higher SG&A expenses partially offset by the higher gross margin as discussed above were the primary drivers of the year-over-year decrease in Adjusted EBITDA percentage. On a pro forma basis, Adjusted EBITDA as a percentage of net sales was 23% for the nine months ended September 30, 2020, unchanged from the prior year.
On a reported and pro forma basis, interest expense for the nine months ended September 30, 2020 decreased by $14 million and $20 million, respectively, compared to the same period of 2019 primarily due to lower average debt outstanding balances and lower average interest rates mainly on the Term Loan Facility and Standard Bank Term Loan Facility.
On a reported and pro forma basis, interest income for the nine months ended September 30, 2020 decreased by $10 million and $4 million, respectively, compared to the same period in 2019 due to lower cash balances from the use of cash and previously restricted cash in the second quarter of 2019 for the acquisition of the Cristal Transaction as well as the overall decrease in interest rates on our cash investments period over period.
On both a reported and pro forma basis, other income, net for the nine months ended September 30, 2020 primarily consisted of net realized and unrealized foreign currency gains. The foreign currency gains were primarily driven by the South African Rand and the Australian dollars used in the remeasurement of our U.S. dollar denominated working capital balances partially offset by the impact of our foreign currency derivatives.
We continue to maintain full valuation allowances related to the total net deferred tax assets in Australia, Belgium, Brazil, Saudi Arabia, and Switzerland.  The provisions for income taxes associated with these jurisdictions include no tax benefits with respect to losses incurred and tax expense only to the extent of current tax payments. Additionally, we have valuation allowances against other specific tax assets.

On a reported basis, the effective tax rate was (1,413)% and 11% for the nine months ended September 30, 2020 and 2019, respectively. The large negative effective tax rate for the nine months ended September 30, 2020 is caused by the release of a $895 million valuation allowance in the U.S. Refer to note 6 in notes to unaudited condensed consolidated financial statements. Additionally, the effective tax rates for the nine months ended September 30, 2020 and 2019 are influenced by a variety of factors, primarily income and losses in jurisdictions with valuation allowances, disallowable expenditures, restructuring impacts, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate. During the nine months ended September 30, 2020, a portion of the valuation allowance was released against the deferred tax assets in the U.S. and the impact was $895 million to the income tax provision. On a pro forma basis, the effective tax rate was (1,413)% and 40% for the nine months ended September 30, 2020 and 2019, respectively.

Other Comprehensive (Loss) Income
Other comprehensive income was $61 million for the three months ended September 30, 2020 as compared to other comprehensive loss of $84 million for the prior year period. The increase in income in 2020 compared to the prior year was primarily driven by favorable foreign currency translation adjustments of $43 million for the three months ended September 30, 2020 as compared to unfavorable foreign currency translation adjustments of $79 million in the prior year quarter as well as net gains on derivative instruments of $17 million as compared to losses of $5 million in the prior year quarter.
Other comprehensive loss was $148 million in the nine months ended September 30, 2020 as compared to $84 million in the nine months ended September 30, 2019. The increase in the loss is primarily due to the unfavorable foreign currency translation adjustments of $129 million as compared to $57 million in the prior year period. In addition, we recognized a net loss on derivative instruments of $20 million in the nine months ended September 30, 2020 as compared to a net loss on derivative instruments of $28 million in the prior year period.

Liquidity and Capital Resources
The following table presents our liquidity as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(Millions of U.S. dollars)
Cash and cash equivalents	$722	$302
Available under the Wells Fargo Revolver	253	209
Available under the Standard Credit Facility	60	72
Available under the Emirates Revolver	50	46
Available under the SABB Facility	13	19
Total	$1,098	$648
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
Working capital (calculated as current assets less current liabilities) was $1.8 billion at September 30, 2020 compared to $1.4 billion at December 31, 2019.
As of September 30, 2020, the non-guarantor subsidiaries of our Senior Notes due 2025 represented approximately 14% of our total consolidated liabilities and approximately 24% of our total consolidated assets. For the three and nine months ended September 30, 2020, the non-guarantor subsidiaries of our Senior Notes due 2025 represented approximately 43% and 40%, respectively, of our total consolidated net sales and approximately 45% and 42%, respectively, of our consolidated EBITDA (as such term is defined in the 2025 Indenture). In addition, as of September 30, 2020, our non-guarantor subsidiaries had $684 million of total consolidated liabilities (including trade payables but excluding intercompany liabilities), all of which would have been structurally senior to the 2025 Notes. See Note 13 of notes to unaudited condensed consolidated financial statements.
At September 30, 2020, we had outstanding letters of credit and bank guarantees of $73 million. See Note 17 of notes to unaudited condensed consolidated financial statements.
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
As of September 30, 2020, our credit rating with Moody’s and Standard & Poor’s changed from December 31, 2019 from B1 positive to B1 stable outlook and from B stable to B negative outlook, respectively. See Note 13 of notes to unaudited condensed consolidated financial statements.

Cash and Cash Equivalents
We consider all investments with original maturities of three months or less to be cash equivalents. As of September 30, 2020, our cash and cash equivalents were primarily invested in money market funds. We maintain cash and cash equivalents in bank deposit and money market accounts that may exceed federally insured limits. The financial institutions where our cash and cash equivalents are held are highly rated and geographically dispersed, and we have a policy to limit the amount of credit exposure with any one institution. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk.
The use of our cash includes payment of our operating expenses, capital expenditures, servicing our interest and debt repayment obligations, making pension contributions and making quarterly dividend payments.
Repatriation of Cash
At September 30, 2020, we held $722 million in cash and cash equivalents in these respective jurisdictions: $447 million in the United States, $84 million in Europe, $82 million in Australia, $41 million in South Africa, $35 million in Brazil, $14 million in Saudi Arabia and $19 million in China. Our credit facilities limit transfers of funds from subsidiaries in the United States to certain foreign subsidiaries. In addition, at September 30, 2020, we held $27 million of restricted cash of which $18 million is in Europe and is related to the termination fee associated with the TTI acquisition and $9 million is in Australia related to performance bonds.
Tronox Holdings plc has foreign subsidiaries with undistributed earnings at September 30, 2020. We have made no provision for deferred taxes related to these undistributed earnings because they are considered indefinitely reinvested in the foreign jurisdictions.
Debt Obligations
In March 2020, under an abundance of caution given the uncertainty associated with the Covid-19 pandemic, the Company took precautionary measures and drew down $200 million of its outstanding borrowings under its Wells Fargo, Standard Bank, and Emirates revolvers in order to increase liquidity and preserve financial flexibility. As discussed below, the Company repaid the outstanding balances of these short-term credit facilities with a portion of the proceeds of the 6.5% senior secured notes due 2025. Additionally, during the nine months ended September 30, 2020, our KSA subsidiary drew down $13 million on its SABB Credit Facility for local working capital purposes. During the three months ended September 30, 2020, the Company repaid $7 million on the SABB Credit Facility. As a result, at September 30, 2020, the short-term debt balance was $6 million based on the September 30, 2020 exchange rate. There were no short term debt balances at December 31, 2019.
At September 30, 2020 and December 31, 2019, our long-term debt, net of unamortized discount and debt issuance costs was $3.5 billion and $3.0 billion, respectively.
At September 30, 2020 and December 31, 2019, our net debt (the excess of our debt over cash and cash equivalents) was $2.7 billion and $2.7 billion, respectively. See Note 13 of notes to unaudited condensed consolidated financial statements.
On May 1, 2020, Tronox Incorporated, a wholly-owned indirect subsidiary of the Company, issued its 6.5% senior secured notes due 2025 for an aggregate principal amount of $500 million. A portion of the proceeds of this debt offering was utilized to repay the $200 million of the Company's outstanding borrowings under its Wells Fargo, Standard Bank, and Emirates revolvers.
TTI Acquisition
In May 2020, the Company announced that it had signed a definitive agreement to acquire the Tizir Titanium and Iron ("TTI") business from Eramet S.A. for approximately $300 million in cash, plus 3% per annum which accrues for the period from January 1, 2020 until the transaction closes. The closing of the transaction, which we anticipate to occur before May 13, 2021, is subject to certain consents and customary closing conditions, including regulatory approvals.

Cash Flows
The following table presents cash flow from continuing operations for the periods indicated:

	Nine Months Ended September 30,
	2020	2019
	(Millions of U.S. dollars)
Cash provided by operating activities - continuing operations	$156	$237
Cash used in investing activities - continuing operations	(151)	(1,120)
Cash provided by (used in) financing activities - continuing operations	440	(517)
Net cash provided by discontinued operations	—	28
Effects of exchange rate changes on cash and cash equivalents and restricted cash	(7)	(8)
Net increase (decrease) in cash, cash equivalents and restricted cash	$438	$(1,380)
Cash Flows provided by Operating Activities — Cash provided by operating activities is driven by net income from continuing operations adjusted for non-cash items and changes in working capital items. The following table provides our net cash provided by operating activities for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
	(Millions of U.S. dollars)
Net income (loss) from continuing operations	$938	$(97)
Adjustments for non-cash items	(597)	364
Income related cash generation	341	267
Net change in assets and liabilities	(185)	(30)
Cash provided by operating activities - continuing operations	$156	$237
Net cash provided by operating activities was $156 million as compared to net cash provided by operating activities of $237 million in the prior year. The change period over period is primarily due to a higher use of cash for working capital in the current year period. Higher use of cash for working capital was caused primarily by a higher use of cash of $100 million for inventories and a $38 million higher use of cash for other current assets coupled with an increased use of cash for other assets and changes in noncurrent assets and liabilities of $52 million.
Cash Flows used in Investing Activities — Net cash used in investing activities for the nine months ended September 30, 2020 was $151 million as compared to $1,120 million for the same period in 2019. The current year represents $129 million of capital expenditures as compared to $140 million in the prior year. Additionally, the decrease in cash used in investing activities is attributable to the acquisition of Cristal in the prior year period offset by the proceeds from the sale of Ashtabula. The prior year is also comprised of a loan of $25 million to AMIC related to the Jazan Slagger, a titanium slag smelter facility (see Note 21 of notes to unaudited condensed consolidated financial statements for a discussion of the Jazan Slagger) as compared to $24 million in the current year.
Cash Flows provided by (used in) Financing Activities —Net cash provided by financing activities during the nine months ended September 30, 2020 was $440 million as compared to cash used in financing activities of $517 million for the nine months ended September 30, 2019. The current year is primarily comprised of $500 million from the proceeds from the issuance of the 6.5% Senior Secured Notes due 2025 (see Note 13 of notes to unaudited condensed consolidated financial statements). Partially offsetting these proceeds was a use of cash of $30 million for the payment of dividends during the nine months ended September 30, 2020 and repayments of short-term and long-term debt of $30 million for SABB Credit Facility and our debt in South Africa. For the nine months ended September 30, 2019, cash flows used in financing activities included repurchases of common stock of $288 million, repayments against our Term Loan Facility of $272 million, and a payment of $148 million for the acquisition of Exxaro’s ownership interest in Tronox Sands partially offset by proceeds of $222 million from the Standard Bank Term Loan.

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of September 30, 2020:

	Contractual Obligation Payments Due by Year (3)(4)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of U.S. dollars)
Long-term debt, net and lease financing (including interest) (1)	$4,347	236	419	2,590	1,102
Purchase obligations (2)	532	147	140	97	148
Operating leases	207	43	47	24	93
Asset retirement obligations and environmental liabilities(5)	414	8	32	29	345
Total	$5,500	434	638	2,740	1,688
__________________
(1)We calculated the Term Loan interest at a LIBOR plus a margin of 3.0%. See Note 13 of notes to our unaudited condensed consolidated financial statements.
(2)Includes obligations for purchase requirements of process chemicals, supplies, utilities and services. We have various purchase commitments for materials, supplies, and services entered into in the ordinary course of business. Included in the purchase commitments table above are contracts, which require minimum volume purchases that extend beyond one year or are renewable annually and have been renewed for 2020. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. We believe that all of our purchase obligations will be utilized in our normal operations.
(3)The table excludes contingent obligations, as well as any possible payments for uncertain tax positions given the inability to estimate the possible amounts and timing of any such payments.
(4)The table excludes commitments pertaining to our pension and other postretirement obligations.
(5)Asset retirement obligations and environmental liabilities are shown at the undiscounted and uninflated values.
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

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Millions of U.S. dollars)
Net income (loss) (U.S. GAAP)	$902	$(6)	$938	$(92)
Loss from discontinued operations, net of tax (see Note 2) (U.S. GAAP)	—	6	—	5
Net income (loss) from continuing operations (U.S. GAAP)	902	(12)	938	(97)
Interest expense	48	51	140	154
Interest income	(1)	(4)	(6)	(16)
Income tax provision (benefit)	(893)	12	(876)	10
Depreciation, depletion and amortization expense	76	74	219	205
EBITDA (non-U.S. GAAP)	132	121	415	256
Inventory step-up (a)	—	40	—	95
Contract loss (b)	—	—	—	19
Share-based compensation (c)	8	9	19	24
Transaction costs (d)	6	—	10	29
Restructuring (e)	1	3	3	13
Integration costs (f)	1	4	10	8
Loss on extinguishment of debt (g)	—	—	—	2
Foreign currency remeasurement (h)	(2)	(1)	(10)	(5)
Charge for capital gains tax payment to Exxaro (i)	—	4	—	6
Other items (j)	2	4	17	12
Adjusted EBITDA (non-U.S. GAAP)	$148	$184	$464	$459

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA on a pro forma basis for the periods presented:

	Pro Forma Three Months Ended September 30,		Pro Forma Nine Months Ended September 30,
	2020	2019	2020	2019
	(Millions of U.S. dollars)
Net income from continuing operations (U.S. GAAP)	$902	$26	$938	$40
Interest expense	48	51	140	160
Interest income	(1)	(4)	(6)	(10)
Income tax provision (benefit)	(893)	14	(876)	27
Depreciation, depletion and amortization expense	76	74	219	248
EBITDA (non-U.S. GAAP)	132	161	415	465
Share-based compensation	8	9	19	24
Transaction costs	6	—	10	—
Restructuring	1	3	3	13
Integration costs	1	4	10	8
Loss on extinguishment of debt	—	—	—	2
Foreign currency remeasurement	(2)	(1)	(10)	(5)
Charge for capital gains tax payment to Exxaro	—	4	—	6
Other items	2	4	17	12
Adjusted EBITDA (non-U.S. GAAP)	$148	$184	$464	$525

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
The following unaudited pro forma information includes:
•Pro forma statement of operations for the three and nine months ended September 30, 2020 and 2019
•Pro forma Adjusted EBITDA for the three and nine months ended September 30, 2020 and 2019
Pro forma Information for the three and nine months ended September 30, 2020:

For the three and nine months ended September 30, 2020, the pro forma statement of operations and pro forma Adjusted EBITDA information were the same as the as reported statement of operations and as reported Adjusted EBITDA information.

Pro forma Information for the three and nine months ended September 30, 2019:

For the three and nine months ended September 30, 2019, the pro forma statement of operations and pro forma Adjusted EBITDA information were updated in subsequent periods to reflect final purchase price allocation adjustments.

TRONOX HOLDINGS PLC
Pro Forma Statement of Operations Information
For The Three months ended September 30, 2019
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

		Pro Forma Adjustments
	Tronox Holdings plc	Cristal	Other		Total	Pro Forma
Net sales	$768	$—	$—		$—	$768
Cost of goods sold	635	—	(40)	(a)	(40)	595
Contract loss	—	—	—		—	—
Gross profit	133	—	40		40	173
Selling, general and administrative expenses	82	—	—		—	82
Restructuring	3	—	—		—	3
Income from operations	48	—	40		40	88
Interest expense	(51)	—	—		—	(51)
Interest income	4	—	—		—	4
Loss on extinguishment of debt	—	—	—		—	—
Other income (expense), net	(1)	—	—		—	(1)
Income (loss) from continuing operations before income taxes	—	—	40		40	40
Income tax (provision) benefit	(12)	—	(2)		(2)	(14)
Net income (loss) from continuing operations	(12)	—	38		38	26
Net income attributable to noncontrolling interest	7	—	—		—	7
Net income (loss) from continuing operations attributable to Tronox Holdings plc	$(19)	$—	$38		$38	$19

Net income (loss) from continuing operations per share, basic	$(0.13)					$0.13
Net income (loss) from continuing operations per share, diluted	$(0.13)					$0.13

Weighted average shares outstanding, basic (in thousands)	142,278					142,278
Weighted average shares outstanding, diluted (in thousands)	142,278					142,984

Pro Forma Adjustments
(a) The adjustment to cost of goods sold is for the reversal of $40 million related to the amortizing of the step-up in value of inventory. For pro forma purposes this item is pushed back to the first quarter of 2018.

TRONOX HOLDINGS PLC
Pro Forma Statement of Operations Information
For The Nine Months Ended September 30, 2019
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

		Pro Forma Adjustments
	Tronox Holdings plc	Cristal (a)	Other		Total	Pro Forma
Net sales	$1,949	$379	$(13)	(b)	$366	$2,315
Cost of goods sold	1,614	294	(86)	(c)	208	1,822
Contract loss	19	—	(19)	(d)	(19)	—
Gross profit	316	85	92		177	493
Selling, general and administrative expenses	252	59	(49)	(e)	10	262
Restructuring	13	—	—		—	13
Income from operations	51	26	141		167	218
Interest expense	(154)	(5)	(1)	(f)	(6)	(160)
Interest income	16	—	(6)	(g)	(6)	10
Loss on extinguishment of debt	(2)	—	—		—	(2)
Other income (expense), net	2	(1)	—		(1)	1
Income (loss) from continuing operations before income taxes	(87)	20	134		154	67
Income tax (provision) benefit	(10)	(4)	(13)		(17)	(27)
Net income (loss) from continuing operations	(97)	16	121		137	40
Net income attributable to noncontrolling interest	17	1	—		1	18
Net income (loss) from continuing operations attributable to Tronox Holdings plc	$(114)	$15	$121		$136	$22

Net income (loss) from continuing operations per share, basic	$(0.82)					$0.14
Net income (loss) from continuing operations per share, diluted	$(0.82)					$0.14

Weighted average shares outstanding, basic (in thousands)	139,158					152,786
Weighted average shares outstanding, diluted (in thousands)	139,158					153,916

Pro Forma Adjustments
(a) Includes results from continuing operations for Cristal for period of January 1, 2019 through April 9, 2019. The Cristal Transaction closed on April 10, 2019.
(b) The adjustment to net sales includes $11 million to eliminate sales between Tronox and Cristal and $2 million to eliminate revenue associated with the divestiture of the 8120 paper laminate product grade.
(c) The adjustment to cost of goods sold includes (i) a credit of $11 million for the elimination of sales between Tronox and Cristal, (ii) a decrease of $1 million for the decrease in DD&A expense as a result of fair value adjustments to property, plant and equipment and mineral leases, (iii) a credit of $95 million related to the amortizing of the step-up in value of inventory. For pro forma purposes, this item was pushed back to the first quarter of 2018. Cost of goods sold also includes a reclassification of expenses of $21 million from SG&A to cost of goods sold for distribution costs as part of our accounting policy alignment.
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

TRONOX HOLDINGS PLC
Pro Forma Adjusted EBITDA Information
For The Three months ended September 30, 2019
(Millions of U.S. dollars)

		Pro Forma Adjustments
	Tronox Holdings plc	Cristal	Other	Total	Pro Forma
Net income (loss) from continuing operations (U.S. GAAP)	$(12)	$—	$38	$38	$26
Interest expense	51	—	—	—	51
Interest income	(4)	—	—	—	(4)
Income tax provision (benefit)	12	—	2	2	14
Depreciation, depletion and amortization expense	74	—	—	—	74
EBITDA (non-U.S. GAAP)	121	—	40	40	161
Inventory step-up	40	—	(40)	(40)	—
Contract loss	—	—	—	—	—
Share-based compensation	9	—	—	—	9
Transaction costs	—	—	—	—	—
Restructuring	3	—	—	—	3
Integration costs	4	—	—	—	4
Loss on extinguishment of debt	—	—	—	—	—
Foreign currency remeasurement	(1)	—	—	—	(1)
Charge for potential capital gains tax payment to Exxaro	4	—	—	—	4
Other items	4	—	—	—	4
Adjusted EBITDA (non-U.S. GAAP)	$184	$—	$—	$—	$184

TRONOX HOLDINGS PLC
Pro Forma Adjusted EBITDA Information
For The Nine Months Ended September 30, 2019
(Millions of U.S. dollars)

		Pro Forma Adjustments
	Tronox Holdings plc	Cristal (1)	Other	Total	Pro Forma
Net income (loss) from continuing operations (U.S. GAAP)	$(97)	$18	$119	$137	$40
Interest expense	154	5	1	6	160
Interest income	(16)	—	6	6	(10)
Income tax provision (benefit)	10	4	13	17	27
Depreciation, depletion and amortization expense	205	42	1	43	248
EBITDA (non-U.S. GAAP)	256	69	140	209	465
Inventory step-up	95	—	(95)	(95)	—
Contract loss	19	—	(19)	(19)	—
Share-based compensation	24	—	—	—	24
Transaction costs	29	1	(30)	(29)	—
Restructuring	13	—	—	—	13
Integration costs	8	—	—	—	8
Loss on extinguishment of debt	2	—	—	—	2
Foreign currency remeasurement	(5)	—	—	—	(5)
Charge for potential capital gains tax payment to Exxaro	6	—	—	—	6
Other items	12	—	—	—	12
Adjusted EBITDA (non-U.S. GAAP)	$459	$70	$(4)	$66	$525

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
Credit Risk
Credit risk is the risk that a borrower or a counterparty will fail to meet their obligations. A significant portion of our liquidity is concentrated in trade accounts receivable that arise from sales of our products to customers. In the case of TiO2, the high level of industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions (e.g., the Covid-19 pandemic may increase our credit risk as a result of the difficult economic environment). We have significant exposure to credit risk in industries that are affected by cyclical economic fluctuations. We perform ongoing credit evaluations of our customers from time to time, as deemed appropriate, to mitigate credit risk but generally do not require collateral. Our contracts typically enable us to tighten credit terms if we perceive additional credit risk; however, historic losses due to write offs of bad debt have been relatively low. In addition, due to our international operations, we are subject to potential trade restrictions and sovereign risk in certain countries in which we operate. We maintain allowances for potential credit losses based on specific customer review and current financial conditions. During the nine months ended September 30, 2020 and 2019, our ten largest third-party TiO2 customers represented 33% and 32%, respectively, of our consolidated net sales. During the nine months ended September 30, 2020 and 2019, no single customer accounted for 10% of our consolidated net sales.
Interest Rate Risk
Interest rate risk arises from the possibility that changes in interest rates will impact our financial results. We are exposed to interest rate risk on our floating rate debt, the Term Loan Facility, Standard Bank Term Loan Facility, Tikon Loan and Wells Fargo, Standard Bank Revolver, Emirates Revolver and SABB Credit Facility balances. Using a sensitivity analysis as of September 30, 2020, a hypothetical 1% increase in interest rates would result in a net decrease to pre-tax income of approximately $4 million on an annualized basis. This is due to the fact that earnings on our floating rate financial assets of $749 million at September 30, 2020 would increase by the full 1%, offsetting the impact of a 1% increase in interest expense on our floating rate debt of $1.2 billion.
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
As of September 30, 2020, we had notional amounts of (i) 635 million South African Rand (or approximately $38 million at September 30, 2020 exchange rate) that expire between December 30, 2020 and February 25, 2021 to reduce the exposure of our South African subsidiaries’ third party sales to fluctuations in currency rates, and (ii) $410 million Australian dollars (or approximately $294 million at September 30, 2020 exchange rate) that expire between December 30, 2020 and December 30, 2021 to reduce the exposure of our Australian subsidiaries’ cost of sales to fluctuations in currency rates. At September 30, 2020, there was an unrealized net gain of $42 million recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet
We enter into foreign currency contracts for the South African Rand and Australian dollar to reduce exposure of our foreign affiliates’ balance sheet to fluctuations in foreign currency rates. At September 30, 2020, the fair value of the foreign currency contracts was a fair value of a net gain of $1 million.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of Tronox’s management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”), as of September 30, 2020, the end of the period covered by this report. Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date. Tronox’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Tronox in the reports that it files or submits under the Exchange Act is accumulated and communicated to Tronox’s management, including Tronox’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date.
An evaluation of our internal control over financial reporting was also performed to determine whether any changes have occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit No.

31.1	Rule 13a-14(a) Certification of Jeffry N. Quinn. (furnished herewith)

31.2	Rule 13a-14(a) Certification of Timothy Carlson. (furnished herewith)

32.1	Section 1350 Certification for Jeffry N. Quinn. (furnished herewith)

32.2	Section 1350 Certification for Timothy Carlson. (furnished herewith)

101	The following financial statements from Tronox Holdings plc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (furnished herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema Document. (furnished herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (furnished herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. (furnished herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. (furnished herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (furnished herewith)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, which has been formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:
October 29, 2020

TRONOX HOLDINGS PLC (Registrant)

By:	/s/ Timothy Carlson
Name:	Timothy Carlson
Title:	Senior Vice President, Chief Financial Officer and Principal Accounting Officer