Form 10-K
period 2020-12-31
Tronox Holdings plc
filed 2021-02-23
CIK 1530804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year ended December 31, 2020
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
The aggregate market value of the ordinary shares held by non-affiliates of the registrant as of June 30, 2020 was approximately $658,566,488.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of January 31, 2021, the registrant had 143,557,479 ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2021 annual general meeting of shareholders are incorporated by reference in this Form 10-K in response to Part III Items 10, 11, 12, 13 and 14.

1

TRONOX HOLDINGS PLC
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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
•potential risks and uncertainties relating to the ultimate geographic spread of COVID-19, the severity of the disease and the effectiveness of treatments and vaccines and the duration of the COVID-19 outbreak, including potential material adverse effects on our business, financial condition and results of operations;
•actions that may be taken by governmental authorities to contain the COVID-19 outbreak or to treat its impact on our business, including the failure to implement additional stimuli;
•the potential negative impacts of COVID-19 on the global economy and financial markets;
•the possibility that Chinese production of chloride technology and improvements in product quality may occur more quickly than anticipated;
•changes in prices or supply of energy or other raw materials;
•liability, production delays and additional expenses from environmental and industrial accidents;
•production curtailments, shutdowns or additional expenditures resulting from equipment upgrades, equipment failures and deterioration of assets;
•the possibility that cybersecurity incidents or other security breaches may seriously impact our results of operations and financial condition;
•risks of operating a global business;
•political and social instability, and unrest, in the Middle East region;
•economic conditions and regulatory changes following the U.K.'s exit from the E.U. could adversely impact our operations, operating results and financial condition;
•fluctuations in currency exchange rates;
ii

•the risk that the agreements governing our debt may restrict our ability to operate our business in certain ways, as well as impact our liquidity;
•our inability to obtain additional capital on favorable terms;
•the risk that we may not realize expected investment returns on our capital expenditure projects;
•an unpredictable regulatory environment in South Africa where we have significant mining and beneficiation operations, including amendments by the South African Department of Mineral Resources to the Mining Charter;
•unanticipated costs or liabilities, including the classification of TiO2 as a Category 2 Carcinogen in the E.U., as a result of compliance with, or claims under environmental, health and safety regulations;
•the risk that our ability to use our tax attributes to offset future income may be limited;
•concentrated share ownership in the hands of Cristal and Exxaro Resources Limited (“Exxaro”), which may result in conflicts of interest and/or prevent minority shareholders from influencing the Company; and
•impact of English law and our articles of association on our ability to manage our capital structure flexibly and the anti-takeover protections incorporated into our articles of association.

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
iii

PART I
For the purposes of this discussion, references to “we,” “us,” and, “our” refer to Tronox Holdings plc, together with its consolidated subsidiaries (collectively referred to as “Tronox” or the "Company”). We are a public limited company formed under the laws of England and Wales. We are considered a domestic company in the United Kingdom and, as such, are required to comply with filing requirements in the United Kingdom. Additionally, we are not considered a “foreign private issuer” in the U.S.; therefore, we are required to comply with the reporting and other requirements imposed by the U.S. securities law on U.S. domestic issuers, which, among other things, requires reporting under accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Item 1.    Business
Overview

Tronox is the world’s leading vertically integrated manufacturer of TiO2 pigment. We operate titanium-bearing mineral sand mines and beneficiation and smelting operations in Australia, South Africa and Brazil to produce feedstock materials that can be processed into TiO2 for pigment, high purity titanium chemicals, including titanium tetrachloride, and ultrafine TiO2 used in certain specialty applications. It is our long-term strategic goal to be vertically integrated and consume all our feedstock materials in our 9 TiO2 pigment facilities located in the United States, Australia, Brazil, UK, France, the Netherlands, China and the Kingdom of Saudi Arabia ("KSA"). We believe that vertical integration is the best way to achieve our ultimate goal of delivering low cost, high-quality pigment to our approximately 1,200 TiO2 customers throughout the world. The mining, beneficiation and smelting of titanium bearing mineral sands also creates meaningful quantities of zircon, which we also supply to customers around the world.

The following chart highlights the TiO2 value chain we participate in (percentages set forth in the chart below refer to the global TiO2 market as of December 31, 2020):

Mineral Sands and Beneficiation
TiO₂ Pigment Process
End Markets
Titanium and Zircon Bearing Sands
Mineral Separation
Rutile
Leucoxene
Ilmenite
Zircon
Activated Carbon
SR Kiln
Synthetic Rutile
Slag Furnaces
Slag
Pig Iron
Chloride Process
Sulphate Process
TiO2
Filtration and purification
Welding Electrodes
Titanium Tetrachloride:
Ti-metal, catalysts, pigments
Coatings (58%)
Plastics (26%)
Paper and Specialty (16%)
Air emission control
Steel / casting
Ceramics
Chemicals
Refractory / foundry

The following sets forth the percentage of our revenue derived from sales of our products by geographic region for the year ended December 31, 2020.

28%
29%
11%
32%
North America
South and Central America
Europe Middle East and Africa
Asia Pacific

 The below sets forth the percentage of our revenue derived from sales of our products for the year ended December 31, 2020.

11%
10%
79%
TiO2
Zircon
Feedstock and Other Products

For further financial information regarding our products and geographic regions, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as Notes 5 and 25 of notes to our consolidated financial statements, each included elsewhere in this Form 10-K.

2020 Key Strategic Initiatives

The following sets forth the key strategic initiatives undertaken during 2020:

Become the Low Cost TiO2 Producer by Investing in our Business Processes

Our ability to compete effectively in the TiO2 industry is determined by many factors, including innovation, reliability, product quality, customer service and price. The business processes that allows us to maximize the benefit of our vertical integration and global footprint --- the so-called “hidden factory” --- needs to be optimized if we are to successfully meet the pricing and other competitive pressures that characterize our industry. One of the largest investment projects that we have embarked on to improve our global business processes is what we call “Project newTron,” a multi-year IT-enabled transformation program that includes both operational and business transformation. We believe that Project newTron will not only enable us to maintain our position as among the lowest cost producers of TiO2 but also substantially improve the reliability, customer service, cybersecurity and the IT resiliency of our operations.

Improve our Contracting Terms to Offer Our Customers More Predictability Through Margin Stabilization

Our TiO2 sales and marketing efforts are focused on strengthening our margin stabilization program which we regard as a core pillar of our strategy to better serve the paint and coatings industry. Customers who chose to participate in our margin stabilization program are provided with relative certainty over availability of product and price stability that allows us to focus on predictability and reliability of TiO2 delivery across the supply and demand cycle. We believe that margin stabilization is a “win-win” proposition allowing our customers to reduce volatility in their supply chains and allowing Tronox to consistently invest in its mines, upgrading facilities and TiO2 plants throughout the supply-demand cycle.

Strengthening Vertical Integration

In order to become the world’s leading vertically integrated producer of TiO2, one of our capital allocation priorities is to develop sufficient titanium feedstock production capacity to meet the needs of growing global demand for TiO2. We are pursuing feedstock production growth through both organic and inorganic means.

In terms of organic growth, we have two significant projects currently underway. One is the development of a mine in Eastern Australia known as Atlas Campaspe and the other is the commissioning of a titatnium slag smelter majority-owned by a subsidiary of our largest shareholder, Tasnee, where we have extended a $125 million loan and are contributing know-how and technology services. Atlas Campaspe is intended to replace feedstock supply from our existing Snapper / Ginkgo mines which are nearing end of life. Our pre-mining feasibility work indicates that this mine is abundant in natural rutile and high-value zircon, and will be a significant source of high grade ilmenite suitable for direct use, synthetic rutile production, or slag processing. We have significant other mine development projects in earlier stages of development in Western Australia and on the Eastern Cape of South Africa.

A second significant organic growth project is a titanium slag smelter facility (the “Slagger”) located in The Jazan City for Primary and Downstream Industries in KSA. On May 9, 2018, we entered into an Option Agreement with Advanced Metals Industries Cluster Company Limited (“AMIC”) which is owned equally by Tasnee and Cristal. Under the terms of the Option Agreement, AMIC granted us an option (the “Option”) to acquire 90% of a special purpose vehicle (the “SPV”) which will hold AMIC’s ownership in the Slagger. The Option may be exercised if the Slagger achieves certain production criteria related to sustained quality and tonnage of slag produced (the “Option Criteria”). Likewise, AMIC may require us to acquire the Slagger on the same terms if the Option Criteria are satisfied (the “Put”). If the Option Criteria are met and Cristal exercises the Put or we exercise the Option, AMIC will also contribute $322 million of AMIC indebtedness (the “AMIC Debt”) to the SPV before we acquire a 90% ownership in it. In addition pursuant to the Option Agreement, we agreed to lend AMIC up to $125 million for capital expenditures and operational expenses intended to facilitate the start-up of the Slagger (the “Tronox Loans”). As of December 31, 2020, we have loaned AMIC $125 million to facilitate the startup of the Slagger. If the Option Criteria are met and Cristal exercises the Put or we exercise the Option, AMIC will also contribute the Tronox Loans to the SPV before we acquire a 90% ownership in it.

On May 13, 2020, we amended the Option Agreement (the "First Amendment") with AMIC to address circumstances in which the Option Criteria fail to be satisfied. Pursuant to the First Amendment, if the Option Criteria are not satisfied, Tronox has the right to acquire 90% of the SPV in exchange for the forgiveness of the Tronox Loans in which case the AMIC Debt will be retained by AMIC and not contributed to the SPV.

Additionally, on May 13, 2020, we amended a Technical Services Agreement (the “Amended TSA”) that we had entered with AMIC on March 15, 2018 to supplement certain technical services that we had originally agreed to provide. Under the Amended TSA, we agreed to provide technical advice and project management services including supervision and management of third party consultants intended to increase the likelihood that the Option Criteria are satisfied. AMIC and its consultants remain responsible for engineering and construction of the Slagger. As compensation for these services, Tronox receives a monthly management fee of approximately $1 million, subject to certain success incentives if and when the Slagger achieves the Option Criteria.

We are also pursuing on an inorganic basis, opportunities to increase our production of titanium feedstocks. In May 2020, we announced the signing of a definitive agreement to acquire the Tizir Titanium and Iron ("TTI") business from Eramet S.A. for approximately $300 million in cash. TTI is a titanium smelter or slagger located in Tyssedal, Norway which upgrades ilmenite to produce high-grade titanium slag and high-purity pig iron. However, on January 18, 2021, we terminated our agreement with Eramet and paid a $18 million break-fee following the United Kingdom Competition and Markets Authority opening of a phase 2 investigation into the proposed TTI acquisition.

Tronox Synergy Savings Program

On April 10, 2019, we completed the acquisition (the "Cristal Transaction") from National Industrialization Company (“Tasnee”) of the TiO2 business of The National Titanium Dioxide Company Ltd., a limited company organized under the laws of the Kingdom of Saudi Arabia (“Cristal”). The Cristal Transaction created significant opportunities for us to realize operating and cost-saving synergies. When the Cristal Transaction closed, we announced our goal of achieving approximately $220 million in synergies by 2022. For the year ended December 31, 2020, we delivered total synergies of $243 million, of which $193 million have been reflected in our EBITDA and $50 million are cash and other synergies not reflected in EBITDA.

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

Ultrafine Specialty TiO2

We use the sulfate process at our manufacturing facility in Thann, France to produce ultrafine TiO2 products. We market ultrafine TiO2 products under the CristalActiv® trademark. Ultrafine TiO2 has highly catalytic properties due to the relatively high surface area of each TiO2 molecule. The principal use of ultrafine TiO2 products is in NOx emission control products utilized in stationary, mobile and marine applications.

In 2020, we generated $2.2 billion in revenue from sales of TiO2.

Zircon

Zircon (ZrSiO4) is a co-product of mining mineral sands deposits for titanium feedstock. Zircon is primarily used as an additive in ceramic glazes, which makes the ceramic glaze more water, chemical and abrasion resistant. It is also used for the production of zirconium metal and zirconium chemicals, in refractories, as molding sand in foundries, and for TV screen glass, where it adds its structural stability at high temperatures and resistance to abrasive and corrosive conditions. Zircon typically represents a relatively low proportion of the in-situ heavy mineral sands deposits we mine, but has a relatively high value compared to other heavy mineral products. Refractories containing zircon are expensive and are only used in demanding, high-wear and corrosive applications in the glass, steel and cement industries. Foundry applications use zircon when casting articles of high quality and value where accurate sizing is crucial, such as aerospace, automotive, medical, and other high-end applications.

In 2020, we generated $283 million in revenue from sales of zircon.

Feedstock and Other Products

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

Feedstock

Most TiO2 products are derived from three naturally occurring minerals which are commonly referred to as heavy minerals or mineral sands: ilmenite, leucoxene and rutile. Ilmenite, rutile, leucoxene, as well as titanium slag and synthetic rutile which are processed from ilmenite, are the primary feedstock materials that we use for the production of TiO2 pigment. Titanium slag is produced by smelting ilmenite in an electric arc furnace to separate titanium-oxide from the iron and other impurities. Synthetic rutile is produced by reducing ilmenite in a rotary kiln, followed by leaching under various conditions to remove the metallic iron from the reduced ilmenite grains. The purpose of both processes is to increase the titanium concentration of the ilmenite. There is substantial overlap amongst each of the aforementioned with the primary differentiating factor being the level of titanium content. For instance, rutile has the highest titanium dioxide content of approximately 94% to 96%, while ilmenite has the lowest of approximately 45% to 65%. As a result of expiration of external feedstock agreements entered into in connection with the regulatory approval of our Cristal transaction and our continued pursuit of our vertical integration strategy, we expect revenue associated with the sales of feedstock will significantly decline going forward.

Titanium Tetrachloride

We sell titanium tetrachloride (“TiCl4”) from our facilities in Thann, France and Yanbu, KSA. At our Thann facility in France, we produce TiCl4 dedicated for sale to customers for use mainly in the production of various types of pigments and catalyst products. At our Yanbu facility, we produce excess TiCl4 which we sell directly to a joint venture between Advanced Metal Industries Cluster and Toho Titanium Metal Co. Ltd. ("ATTM") for use at a titanium sponge plant facility that is adjacent to our Yanbu facility.

In 2020, we generated $299 million in revenue from the sale of high purity pig iron, feedstock, titanium tetrachloride and other products. This amount also includes revenue generated from the 8120 paper laminate grade to Venator Materials plc ("Venator"). In 2019, as part of the Cristal Transaction and in order to obtain approval by regulators in the European Union, we sold the 8120 paper laminate grade to Venator and entered into a three-year transitional supply agreement which will likely terminate in April 2022. Revenue from 8120 paper laminate grade sales to Venator are included within Feedstock and Other products until the expiration date of the supply agreement with Venator.

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
•Our Murray Basin operations in New South Wales, Australia consisting of the Ginkgo and Snapper mines, a floating heavy mineral concentration plant at the Ginkgo site, and a mineral separation plant;
•Our Perth Basin operations in Western Australia consisting of the Wonnerup mine and a mineral separation plant; and
•Our Paraiba, Brazil mining operations ceased during 2020 in line with our life of mine plan; however, we believe there is enough feedstock to supply the Brazil pigment plant through 2022.

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

Regardless of the type of mining technique, the first step in the beneficiation process after the mineral sands have been mined is to utilize wet concentrator plants to produce a high grade of heavy mineral concentrate (typically approximately 90% to 98% heavy mineral content). Screened ore is first de-slimed, a process by which slimes are separated from larger particles of minerals, and then processed through a series of spiral separators that use gravity to separate the heavy mineral sands from lighter materials, such as quartz. Residue from the concentration process is pumped back into either the open pits or slimes dams for rehabilitation and water recovery.

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

Ilmenite is generally further refined for use in our TiO2 pigment manufacturing processes. Depending on the characteristics of the ilmenite we use two fundamental processes to refine ilmenite. Both processes involve the removal of iron and other non-titanium material.

•Titanium slag is made by smelting ilmenite in an electric arc furnace to separate titanium-oxide from the iron and other impurities. The result is two products: “slag” which contains 86% to 89% titanium dioxide and is considered a TiO2 feedstock material, and high purity pig iron which is ready for sale to end-use customers.

•Synthetic rutile is made by reducing ilmenite in a rotary kiln, followed by leaching under various conditions to remove the iron from the reduced ilmenite grains. Activated carbon is a byproduct of this process. Our synthetic rutile has a titanium dioxide content of approximately 89% to 92% and is also considered a TiO2 feedstock material.

Our current mining and beneficiation operations have an annual production capacity of approximately 822,000 metric tons (“MT”) of titanium feedstock, which is comprised of 182,000 MT of rutile and leucoxene, 230,000 MT of synthetic rutile and 410,000 MT of titanium slag. We currently have the capability to produce approximately 297,000 MT of zircon and 220,000 MT of pig iron.

Competitive Conditions of Mining and Feedstock Production

Globally, there are a large number of mining companies that mine mineral sand deposits containing ilmenite, as well as zircon. However, there is a smaller number of mining companies that are also involved in upgrading the underlying ilmenite to produce feedstock typically utilized by TiO2 producers.

Pigment producers procure a range of types of feedstocks from multiple feedstock producers to create varying blends of feedstock materials that maximize the efficiency and economic returns of their unique production technique under conditions applicable at the time of production. Pigment producers frequently switch the relative amount of each feedstock they procure based on a number of factors including: the relative cost of feedstocks, feedstock logistics costs, the cost of, and availability of, chemicals used to process feedstocks, as well as waste management costs. Hence, there is a high degree of substitutability between and among titanium feedstocks.

Production of TiO2 Pigment

TiO2 pigment is produced using a combination of processes involving the manufacture of base pigment particles through either the chloride or sulfate process followed by surface treatment, drying and milling (collectively known as finishing). Currently, approximately 87% of our TiO2 pigment production capacity is produced using the chloride process and approximately 13% of our TiO2 production capacity is produced using the sulfate process.

In the chloride process, feedstock (slag, synthetic rutile, natural rutile or ilmenite ores) are reacted with chlorine (the chlorination step) and carbon to form TiCl4 in a continuous fluid bed reactor. Purification of TiCl4 to remove impurities is accomplished using selective condensation and distillation processes. The purified TiCl4 is then oxidized in a vapor phase form to produce raw pigment particles and chlorine gas. The latter is recycled back to the chlorination step for reuse. Raw pigment is then typically slurried with water and dispersants prior to entering the finishing step. Due to the nature of the production process, the final pigment product is not sensitive to the feedstocks used to create it, as substantially all substances other than TiO2 are removed during the process. The chloride process currently accounts for substantially all of the industry-wide TiO2 production capacity in North America, and approximately 43% of industry-wide capacity globally.

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

Marketing of TiO2

We supply and market TiO2 under the brand name TIONA® and CristalActiv® to approximately 1,200 customers in approximately 120 countries, including market leaders in each of the key end-use markets for TiO2, and we have supplied each of our top ten customers with TiO2 for more than 10 years. In 2018, we launched a margin stabilization program which is a key part of our TiO2 marketing and sales strategy. Customers who chose to participate in our margin stabilization program are provided with relative certainty over availability of product and price stability that allows us to focus on predictability and reliability of TiO2 delivery across the supply and demand cycle.

The following sets forth the percentage of our TiO2 sales volume by end-use market for the year ended December 31, 2020:

16%
8%
76%
Paints and Coatings
Paper and Specialty
Plastic

In addition to price and product quality, we compete on the basis of technical support and customer service. We sell our products through both a direct sales force and third-party agents and distributors. Our direct sales, marketing and technical service organizations execute our sales and marketing strategy on a global basis. Due to the technical requirements of TiO2 applications, our technical service organization and direct sales offices are supported by a regional customer service staff located in each of our major geographic markets.

Our sales and marketing strategy focuses on aligning ourselves with customers growing faster than the market and effective customer management through the development and maintenance of strong relationships. We develop customer relationships and manage customer contact across multiple contact points within the organization including our sales, technical service and marketing, research and development, and customer service teams. These primary points of contact are supplemented by direct contact with plant operations personnel, supply chain specialists, and senior management. We believe that multiple points of customer contact facilitate efficient problem solving, supply chain support, formula optimization and co-development of products.

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

New process developments are focused on increased throughput, efficiency gains and general processing-related improvements for our customers. Ongoing development of process technology contributes to cost reduction, enhanced production flexibility, increased capacity, and improved consistency of product quality. In 2020, our product development and commercialization efforts were focused on launching several new TiO2 products that we believe will deliver added value to customers in plastics end use segments by way of enhanced properties of the pigment. In addition, our development efforts continued on multiple new products that we believe should deliver better performance to customers across all end use segments.

Patents, Trademarks, Trade Secrets and Other Intellectual Property Rights

Protection of our proprietary intellectual property is important to our business. At December 31, 2020, we held 118 patents and 7 patent applications in the U.S., and approximately 698 in foreign counterparts, including both issued patents and pending patent applications. Our U.S. patents have expiration dates ranging through 2039. Additionally, we have 9 trademark registrations in the U.S. and 2 trademark applications in the U.S., as well as 251 trademark counterpart registrations and applications in foreign jurisdictions.

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

While certain of our patents relating to our products and production processes are important to our long-term success, more important is the operational knowledge we possess. We also use and rely upon unpatented proprietary knowledge, continuing technological innovation and other trade secrets to develop and maintain our competitive position. We conduct research activities and protect the confidentiality of our trade secrets through reasonable measures, including confidentiality agreements and security procedures. We protect the trademarks that we use in connection with the products we manufacture and sell, and have developed value in connection with our long-term use of our trademarks. See “Risk Factors—If our intellectual property were compromised or copied by competitors, or if competitors were to develop similar intellectual property, our results of operations could be negatively affected. Further, third parties may claim that we infringe on their intellectual property rights which could result in costly litigation."

Human Capital

Tronox employs approximately 6,500 people across six continents, and we believe it is our rich diversity and exceptional operational and technical expertise that, combined with our vertical integration model, position Tronox as the world's leading vertically integrated manufacturer of titanium dioxide pigment. Recognizing the importance of our human capital, we have made People, Culture and Capabilities one of our five strategic pillars, and placed a priority around developing leaders who will help us effectively (i) acquire, develop and nurture our talent, and (ii) foster a culture with the values that are important to us, starting with safety and an outward mindset.

People

Because we operate both titanium ore mines and titanium dioxide pigment plants, and because our operations span the world, we not only require specialty skills in mining and TiO2 pigment manufacturing, but we also need people who are willing to learn skills across both operations and who can help us extract value from our integrated model. The below map sets forth the approximate number of employees as of December 31, 2020, in each of the global regions in which we operate.

692
EMPLOYEES
901
EMPLOYEES
706
EMPLOYEES
595
EMPLOYEES
375
EMPLOYEES
2,045
EMPLOYEES
1,169
EMPLOYEES

Accordingly, we place a high priority on knowledge transfer (including by relocating skilled leaders across countries and between mining and TiO2 pigment operations, by staffing high-potential employees in regions on global projects, and by enabling collaboration in global centers of excellence), and we place a high priority on fostering diversity and inclusion. We are committed to creating an organization where leaders foster and encourage a diverse workforce, where people feel valued and respected, have access to opportunities, and in which a variety of different voices are encouraged and heard.

We also place an uncompromising focus on operating safe, reliable, and responsible facilities, and we measure our progress with both safety metrics and leading indicators. We believe every employee and contractor has a responsibility for safety, and we proactively identify and manage risk, conduct ourselves responsibly, exercise good judgement, and take accountability for our actions. In 2020, our employees worked more than 12 million hours with 22 recordable injuries and no fatalities from our operations, and our contractors worked more than 8 million hours with 18 recordable injuries and no fatalities from our operations. For the ninth year in a row our aggregate employee plus contractor total recordable injury rate was lower than the prior year, and 2020 was the lowest in our history.

As we worked through the COVID-19 environment and took actions to protect our employees, Tronox carefully monitored the impacts to our operations. We were able to operate globally without material disruption. We put prudent and proportionate measures in place, such as restricted employee travel, remote working, staggered shifts, wellness checkpoints at our entrances, visitor restrictions and more robust sanitation, and disinfecting procedures.

Culture

We aim to create an organizational culture underpinned by people operating with an outward mindset, where we see others as people who matter like we do. We take into account their needs, challenges, and objectives, and we focus on collective results.

In furtherance of such goal, nearly all of our employees has been through training and development courses to learn about working with an outward mindset and we believe that as they have understood the value of living with an outward mindset, they have embraced it. We have seen a transformation in our culture, and also in our results, starting with safety: our people truly care for one another, and not only other employees, but also our contractors, visitors and communities. Shaped by an outward mindset, our people have embraced our global diversity and are naturally inclusive. We believe operating with an outward mindset was one of the primary reasons we were able to effectively integrate the employees of the legacy Cristal business into the Tronox organization, as our people welcomed new colleagues properly and sought to make each other successful.

Today, we are a collaborative group of people who naturally want to be helpful to others, and we adjust our own efforts to make our colleagues’ work easier, however we can.

Building on the foundation of an outward mindset, we have adopted a set of core values that describes our expectations of one another, starting with safety. Every performance review starts with a self-assessment and manager’s assessment of our consistency in living our values. Employees are encouraged – and provided a toolkit – to develop in the values where they are weak, and to help coach others in the values where they are strong.

Tronox Core Values

•We have an uncompromising focus on operating safe, reliable and responsible facilities.
•We honor our responsibility to create value for stakeholders.
•We treat others with respect, and act with personal and organizational integrity.
•We build our organization with diverse, talented people who make a positive difference and we invest in their success.
•We are adaptable, decisive and effective.
•We are trustworthy and reliable, and we build mutually rewarding relationships.
•We share accountability, and have high expectations for ourselves and one another.
•We do the right work the right way in every aspect of our business.
•We celebrate the joy of working together to accomplish great things.

Capabilities

Developing the operating and technical skills of our people, and the leadership competencies of our leaders, is an essential component of our business strategy.

At the beginning of 2020 we assessed the competencies of our senior leaders on ten dimensions, and then identified a competency on which they would focus their development during the year. Leaders were encouraged to access targeted executive education courses that aligned with their development from a new online program we offered.

In addition to our focus on leadership development, we continued to leverage and enhance our employees learning through the following initiatives:

•Offered online education to all employees via a broad based global learning platform, providing leadership development, business skills and information technology;
•Launched an education series covering topics specific to Tronox using video webinars available globally; and
•Completed a technical skills assessment of our workforce in the areas of mining, smelting/furnaces, chlorination, oxidation, finishing, and packaging, and began developing a program to build the capabilities for our future.

In addition, our employees are further guided by our code of conduct and business ethics and we conduct global training to help them fully understand and comply with such code of conduct.

We also have a rigorous succession planning process with respect to key positions throughout the organization. We believe such process allows us to proactively develop the talent of the future and allows us to move with speed and agility when leadership changes are required, as was demonstrated in the recent appointment of our interim co-CEOs and the election of our interim Chairman of the Board of Directors. As part of the succession planning process, high potential leaders are identified and development plans are completed for each candidate.

Environmental, Health and Safety Authorizations

Mining

Our facilities and operations are subject to extensive general and industry-specific environmental, health and safety regulations in jurisdictions where we operate, but particularly South Africa and Australia. These regulations include those relating to mine rehabilitation, liability provision, water management, the handling and disposal of hazardous and non-hazardous materials, and occupational health and safety. The various legislation and regulations are subject to a number of internal and external audits. We believe our mineral sands operations are in compliance, in all material respects, with existing health, safety and environmental legislation and regulations.

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

Regulation of the Mining Industry in Australia

Each Australian state and territory has its own legislation regulating the exploration for and mining of minerals. Our key exploration and mining operations are regulated by the Mining Act 1978 (WA), the Mining Act 1992 (NSW) and their related regulations.

In Western Australia, State Agreements are contracts between the State and the proponents of major resources projects within Western Australia, and are intended to foster resource development and related infrastructure investments. These agreements are approved and ratified by the Parliament of Western Australia. The State Agreement relevant to the development of certain of our Western Australian operations is the agreement authorized by the Mineral Sands (Cooljarloo) Mining and Processing Agreement Act 1988 (WA). This agreement concluded in March 2020 and Tronox's rights and obligations are now covered by the Western Australian Mining Act.

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
Chemical Registration

As a chemical manufacturer with global operations, we are subject to a wide array of regulations regarding the import, export, labelling, use, storage and disposal of our products. We are obliged to comply with the regulation of chemical substances and inventories under the Toxic Substances Control Act in the United States and the Registration, Evaluation and Authorization of Chemicals (“REACH”) regulation in Europe, as well as a growing list of analogous regimes in other parts of the world, including China, South Korea and Taiwan. Manufacturers and importers of chemical substances must register information regarding the properties of their existing chemical substances with the European Chemicals Agency (“ECHA”). REACH regulations also require chemical substances, which are newly imported or manufactured in the EU to be registered before being placed on the market. In addition, REACH requires registrants to update registrations within specified timelines, as well as when with there may be new information relevant to human health or environmental risks of the substance. In addition, REACH includes a mechanism to evaluate substances to determine if it poses risk to human health and/or the environment. In May 2016, France’s competent authority under REACH submitted a proposal to ECHA that would classify TiO2 pigment as carcinogenic in humans by inhalation. In February 2020, the European Commission adopted a regulation classifying the powder form of TiO2 as a Category 2 Carcinogen by inhalation. The labelling regulation will come into effect in October 2021. For additional information on this topic, see section entitled "Risk Factors - Risks Relating to our Business - The classification of TiO2 as a Category 2 Carcinogen in the European Union could result in more stringent regulatory control with respect to TiO2."

Greenhouse Gas Regulation

Globally, our operations are subject to regulations that seek to reduce emissions of “greenhouse gases” (“GHGs”). We currently report and manage GHG emissions as required by law for sites located in jurisdictions requiring such managing and reporting of GHGs, primarily the European Union and Australia.

Available Information

Our public internet site is http://www.tronox.com. The content of our internet site is available for information purposes only and is included as an inactive textual reference. It should not be relied upon for investment purposes, nor is it incorporated by reference into this annual report on Form 10-K unless expressly noted. We make available, free of charge, on or through the investor relations section of our internet site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers, as well as any amendments to those reports filed or furnished pursuant to the U.S. Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (the “SEC”).

We file current, annual and quarterly reports, proxy statements and other information required by the Exchange Act with the SEC. Our SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov. The content of the SEC's internet site is available for informational purposes only and is included as an inactive textual reference. It should not be relied upon for investment purposes, nor is it incorporated by reference into this annual report on Form 10-K unless expressly noted.

Item 1A.    Risk Factors

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

A significant portion of the demand for our TiO2 products comes from manufacturers of paint and plastics. A significant portion of the demand for zircon comes from the construction and other industrial end markets. Our customers may experience significant fluctuations in demand for their own end products because of economic conditions, changes in consumer demand, or increases in raw material and energy costs. In addition, with respect to the zircon market, we believe that China currently accounts for approximately 50% of the world’s demand for zircon. As such, any prolonged downturn in China could have a material adverse effect on our business and financial results.

The price of our products, in particular, TiO2, zircon, and pig iron, have been, and in the future may be, volatile. Price declines for our products will negatively affect our financial position and results of operations.

Historically, the global market for TiO2, zircon and pig iron have been volatile, and those markets are likely to remain volatile in the future. Prices for TiO2, zircon and pig iron may fluctuate in response to relatively minor changes in the supply of, and demand for, these products, market uncertainty and other factors beyond our control. Factors that affect the price of our products include, among other things:

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

Pricing pressure with respect to our TiO2 products, zircon and pig iron can make it difficult to predict the cash we may have on hand at any given time, and a prolonged period of price declines may materially and adversely affect our financial position, liquidity, ability to finance planned capital expenditures and results of operations.

The ongoing global COVID-19 pandemic has adversely affected, and may continue to adversely affect, our business, financial condition and results of operations.

The ongoing global COVID-19 pandemic, including new strains of the virus, has adversely affected, and may continue to adversely affect, our business, financial condition and results of operations. We have significant sales and manufacturing operations in the U.S., Europe, South Africa, Brazil, the Kingdom of Saudi Arabia and Australia, and each of these countries has been significantly affected by the outbreak and taken measures to try to contain it. These restrictive measures have adversely impacted, and may further adversely impact, our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers. In addition, although our business is currently designated as “essential” to support the continued manufacturing of products such as food and medical packaging, medical equipment, pharmaceuticals and personal protective equipment, there is no assurance that such designation will continue or, notwithstanding such designation, that demand for our products will not decrease as a result of the pandemic. Any such future developments are dependent upon factors including, but are not limited to, the duration and spread of the outbreak, the severity of new strains of the virus, the actions to contain the virus or treat its impact, the effectiveness of treatments and vaccines, the size and effectiveness of the compensating measures taken by governments, including the failure to implement additional stimuli and how quickly and to what extent normal economic and operating conditions can resume.

In addition, the COVID-19 pandemic has significantly increased economic and demand uncertainty. It is possible that the continued spread of COVID-19, including new strains of the virus, will cause an additional economic slowdown, and it is possible that this could cause a global recession. Such adverse impact on the global economy is likely to adversely affect our performance, financial condition and results of operations, as well as our ability to successfully execute our business strategies and initiatives, such as the funding of capital expenditures, including by negatively impacting the demand for our products and services, negatively affecting the parties with whom we do business and disrupting our ability to conduct product development and other important business activities.

To the extent the COVID-19 pandemic continues to adversely affect the global economy, and/or adversely affects our business, operations or financial performance, it may also have the effect of increasing the likelihood and/or magnitude of other risks described in this section entitled “Risk Factors”. We are closely monitoring the potential adverse effects and impact on our operations, businesses and financial performance, including liquidity and capital usage, though the extent is difficult to fully predict at this time due to the rapid evolution of this uncertain situation.

Our industry and the end-use markets in which we compete are highly competitive. This competition may adversely affect our results of operations and operating cash flows.

Each of our markets is highly competitive. Competition in the TiO2 industry is based on a number of factors such as price, product quality, and service. We face significant competition from major international and smaller regional competitors, including producers in China. Moreover, Chinese producers have significantly expanded their production capacity in recent years and have also commenced the commercial production of TiO2 via chloride technology. The risk of substitution of these Chinese producers by our customers could increase as these Chinese producers expand their use of chloride technology, improve the quality of their chloride technology, and continue to improve the quality of their sulfate products. Moreover, we compete with a large number of mining companies with respect to zircon. Zircon producers generally compete on the basis of price, quality, logistics, delivery, and payment terms and consistency of supply.

Within the end-use markets in which we compete, competition between products is intense. We face substantial risk that our customers could switch to our competitors’ products in response to any number of developments including lower price offerings by our competitors for substantially the same products, new product development by competitors, increased commercial production of TiO2 via chloride technology by Chinese producers, greater acceptance of TiO2 produced via sulfate technology in end-market applications previously characterized by TiO2 produced via chloride technology, or with respect to zircon customers, switching to lower priced substitute products. Our inability to develop, produce or market our products to compete effectively against our competitors could have a material adverse effect on our business, financial condition, results of operations and cash flow.

An increase in the price of energy or other raw materials, or an interruption in our energy or other raw material supply, could have a material adverse effect on our business, financial condition or results of operations.

Our mining, beneficiation, smelting and production processes consume significant amounts of energy and raw materials, the costs of which can be subject to worldwide, as well as, local supply and demand, as well as other factors beyond our control. Fuel and energy linked to commodities, such as diesel, heavy fuel oil and coal, and other consumables, such as chlorine, illuminating paraffin, electrodes, sulfur and anthracite, consumed in our TiO2 manufacturing and mining operations form an important part of our TiO2 operating costs. We have no control over the costs of these consumables, many of which are linked to some degree to the price of oil and coal, and the costs of many of these raw materials may fluctuate widely for a variety of reasons, including changes in availability, major capacity additions or reductions, or significant facility operating problems. These fluctuations could negatively affect our operating margins, our results of operations or planned capital expenditures. As these costs rise, our operating expenses will increase and could adversely affect our business, especially if we are unable to pass price increases in raw materials through to our customers.

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

We are dependent on, and compete with other mining and chemical businesses for, key human resources in the countries in which we operate, and our business will suffer if we are unable to hire highly skilled employees or if our key officers or employees discontinue employment with us.

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

Our industries and the end-use markets into which we sell our products experience periodic technological change and product improvement. Our financial condition and results of operations could be adversely affected if we are unable to gauge the direction of commercial and technological progress in key end-use markets or if we fail to fund and successfully develop, manufacture and market products in such changing end-use markets.

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

Our business is exposed to, among other things, environmental hazards and industrial accidents the occurrence of which could delay production, suspend operations, increase repair, maintenance or medical costs and, due to the vertical integration of our operations, could have an adverse effect on the productivity and results of operations of a particular manufacturing facility or on our business as a whole. Furthermore, during operational breakdowns resulting from any such environmental hazard or industrial accident, the relevant facility may not be restored to full operations within the anticipated timeframe, which could result in further business losses. Over our operating history, we have incurred incidents of this nature. If any of the equipment on which we depend were severely damaged or were destroyed by fire, flooding, or otherwise, we may be unable to replace or repair it in a timely manner or at a reasonable cost, which would impact our ability to produce and ship our products, which would have a material adverse effect on our business, financial condition or results of operations.

Equipment failures and deterioration of assets may lead to production curtailments, shutdowns or additional expenditures.

Our operations depend upon critical equipment that must periodically maintained and upgraded in order to avoid suffering unanticipated breakdowns or failures. As a result, our mining operations and processing plants may be interrupted or curtailed by equipment failures, which could have a material adverse effect on our results of operations. In addition, assets critical to our mining and chemical processing operations may deteriorate due to wear and tear or otherwise sooner than we currently estimate. Such deterioration may result in additional maintenance spending and additional capital expenditures. If these assets do not generate the amount of future cash flows that we expect, and we are not able to refurbish them or procure replacement assets in an economically feasible manner, our future results of operations may be materially and adversely affected.

Our results of operations and financial condition could be seriously impacted by security breaches, including cybersecurity incidents.

We rely on information technology systems across our operations to manage our accounting, finance, and supply chain functions. Our information technology is provided by a combination of internal and external services and service providers. Further, our business involves the use, processing, storage and transmission of information about customers, suppliers and employees using such information technology systems. Our ability to effectively operate our business depends on the security, reliability and capacity of these systems.

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

The mineral resource and reserve estimates are estimates of the quantity and ore grades in our mines based on the interpretation of geological data obtained from drill holes and other sampling techniques, as well as from feasibility studies. The accuracy of these estimates is dependent on the assumptions and judgments made in interpreting the geological data in accordance with established guidelines and standards. Our mineral reserves represent the amount of ore that we believe can be economically mined and processed, and are estimated based on a number of factors, which have been stated in accordance with SEC Industry

Guide 7, the South African Code for Reporting of Exploration Results, Mineral Resources and Mineral Reserves 2007 version, as amended SAMREC and the Australian code for Reporting of Exploration Results, Mineral Resources the Joint Ore Reserves Committee Code (2012) (JORC).

There is significant uncertainty in any mineral reserve or mineral resource estimate. Factors that are beyond our control, such as the ability to secure mineral rights, the sufficiency of mineralization to support mining and beneficiation practices and the suitability of the market may significantly impact mineral resource and reserve estimates. The actual deposits encountered and the economic viability of mining a deposit may differ materially from our estimates. Since these mineral resources and reserves are estimates based on assumptions, we may revise these estimates in the future as we become aware of new developments. To maintain TiO2 feedstock and zircon production beyond the expected lives of our existing mines or to increase production materially above projected levels, we will need to access additional reserves through exploration or discovery.

RISKS RELATING TO THE GLOBAL NATURE OF OUR BUSINESS

We are exposed to the risks of operating a global business.

We have operations in jurisdictions around the globe which subjects us to a number of risks, including:

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
•major public health issues which could cause, and have caused, disruptions in our operations or workforce;
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

Our operations in KSA have been affected in the past, and may be affected in the future, by the political, social and economic conditions from time to time prevailing in, or affecting, KSA or the wider Middle East region, including by rocket attacks from armed rebel groups. For example, since 2011, a number of countries in the Middle East region have witnessed significant social unrest, including widespread public demonstrations, and, in certain cases, armed conflict, terrorist attacks, diplomatic disputes, foreign military intervention and a change of government. In addition, KSA faces a number of challenges arising mainly from the relatively high levels of unemployment among the Saudi youth population, requests for political and social changes, and the security threat posed by certain groups. Should KSA experience similar political and social unrest as found in other countries in the Middle East, the Saudi Arabian economy could be adversely affected, our TiO2 plant located in Yanbu could be temporarily disrupted or materially adversely affected and our business and operating results could be materially adversely affected.

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

In South Africa, we currently operate two significant mining assets, as well as accompanying separation plants and smelting operations, and derive a significant portion of our profit from the sale of zircon. Our mining and smelting operations depend on electrical power generated by Eskom, the sole, state-owned energy supplier. Eskom has not been able to reliably provide electrical power and as a result “load-shedding” (planned and unplanned rolling power outages) is expected for the foreseeable future. In addition, South African electricity prices have risen during the past few years, and future price increases are expected to occur. As such, restrictions or additional conditions imposed by Eskom such as load shedding, electricity restrictions and/or electricity price increases could have a material adverse effect on our business, financial conditions or results of operations.

In addition, our KZN Sands operations currently use approximately 360,000 gigajoules of Sasol gas, which is available only from Sasol Limited. As such, an interruption in the supply of Sasol gas could have a material adverse effect on our business, financial conditions or results of operations.

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

The South African government has recently embarked on a process of identifying and securing land for persons who were previously dispossessed of such land as a result of Apartheid policies. In December 2019, the South African government released a draft land expropriation bill for public comment. The land expropriation bill contemplates that, where it is in the “public interest”, land may be expropriated by the South African government, without compensation being payable to the current owners. While the South African government has indicated that such measures will be applied initially to state-owned land, it is possible that such measures may extend to agricultural and mining areas. In the event that the land on which the Namakwa Sands and KZN Sands operations are situated areas become the subject of a land claim under any such proposed or future land expropriation bill, it may have a material adverse effect on our business, financial condition or results of operations.

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

The U.K. has withdrawn from the E.U. (often referred to as Brexit). Since December 31, 2020, the U.K. has left the E.U. customs union and single market and is no longer required to follow E.U. laws. It is expected that Brexit will impact economic conditions in the U.K. and the E.U. but given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the U.K. from the E.U. will have and how such withdrawal will affect us.

The consequences of Brexit could adversely impact the markets in which we and our customers operate. Brexit could also create uncertainty with respect to the legal and regulatory requirements to which we are subject and lead to divergent national laws and regulations as the U.K. government determines which E.U. laws to replace or replicate. Due to Brexit, adverse consequences such as deterioration in economic conditions, volatility in currency exchange rates or adverse changes in regulation could have a negative impact on our future operations, operating results and financial condition.

Our results of operations may be adversely affected by fluctuations in currency exchange rates.

The financial condition and results of operations of our operating entities outside the U.S. are reported in various foreign currencies, primarily the South African Rand, Australian Dollars, Euros, Pound Sterling and Brazilian Real and then converted into U.S. dollars at the applicable exchange rate for inclusion in the financial statements. A significant portion of our costs are denominated in currencies other than the U.S. dollar. As a result, any volatility of the U.S. dollar against these foreign currencies creates uncertainty for, and may have a negative impact on, reported sales and operating margin. In addition, our operating entities often need to convert currencies they receive for their products into currencies in which they purchase raw materials or pay for services, which could result in a gain or loss depending on fluctuations in exchange rates. In order to manage this risk, we have, from time to time, entered into forward contracts to buy and sell foreign currencies.

RISKS RELATING TO OUR DEBT AND CAPITAL STRUCTURE

We are a holding company that is dependent on cash flows from our operating subsidiaries to fund our debt obligations, capital expenditures and ongoing operations.

All of our operations are conducted, and all of our assets are owned, by our operating companies, which are our subsidiaries. We intend to continue to conduct our operations at the operating company level. Consequently, our cash flow and our ability to meet our obligations or make cash distributions depends upon the cash flow of our operating companies, and the payment of funds by our operating companies in the form of dividends or otherwise. The ability of our operating companies to make any payments to us depends on their earnings, the terms of their indebtedness, including the terms of any credit facilities, or indentures, and legal restrictions regarding the transfer of funds.

Our ability to service our debt and fund our planned capital expenditures and ongoing operations will depend on our ability to generate and increase cash flow, and our access to additional liquidity sources. Our ability to generate and increase cash flow is dependent on many factors, including many of other risks described in this section entitled “Risk Factors”.

The agreements and instruments governing our debt contain restrictions and limitations that could affect our ability to operate our business, as well as impact our liquidity.

As of December 31, 2020, our total principal amount of debt was approximately $3.4 billion. Our credit facilities contain covenants that could adversely affect our ability to operate our business, our liquidity, and our results of operations. These covenants may restrict, among other things, our and our subsidiaries' ability to:

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

Our business is capital intensive, and our success depends to a significant degree on our ability to maintain our manufacturing operations and invest in those operations to expand capacity and remain competitive from a cost perspective. We may require additional capital in the future to finance capital investments, including any new mines that replace mines that are end of life, potential expansion or optimization of existing production facilities or mining operations, fund ongoing research and development activities and meet general working capital needs. For instance, in 2020 we began the implementation of a multi-year global digital transformation strategy that is expected to include the establishment of increased automation of both operational and financial systems, including the global ERP, through new and upgraded systems, technology and processes. The risks relating to such digital transformation include any new information and operational technologies not being properly designed, integrated, managed, and/or implemented in a timely manner which could significantly increase the program’s costs, and negatively impact our operations, including, our plant’s system safety, functionality and effectiveness. Although we have taken, and will continue to take, significant steps to mitigate the potential negative impact of the implementation of such new digital systems, there can be no assurance that these procedures will be completely successful. Additionally, we entered into the Option Agreement with AMIC pursuant to which AMIC granted us an option to acquire 90% of a SPV, to which AMIC’s ownership in the Slagger will be contributed together with $322 million of indebtedness currently held by AMIC. Upon exercise of the Option or Put, there can be no assurance that we may assume this indebtedness and may need to obtain funding to repay it at maturity. In the event we require any additional financing, such financing may not be available when needed on terms favorable to us, or at all. If we are unable to obtain adequate funds on acceptable terms, we may be unable to maintain, expand or lower the operating costs of our facilities or take advantage of future opportunities or respond to competitive pressures, which could harm our results of operations, financial condition and business prospects. Additionally, if we undertake these projects, they may not be completed on schedule, at the budgeted cost, or at all. Moreover, our revenue may not increase immediately upon the expenditure of funds on a particular project. As a result, we may not be able to realize our expected investment return, which could adversely affect our results of operations and financial condition.

RISKS RELATING TO OUR LEGAL AND REGULATORY ENVIRONMENT

Our South African mining rights are subject to onerous regulatory requirements imposed by legislation and the Department of Mineral Resources (the “DMR”), the compliance of which could have a material adverse effect on our business, financial condition and results of operations.

Black economic empowerment (“BEE”) legislation was introduced into South Africa as a means to seek to redress the inequalities of the previous apartheid system by requiring the inclusion of historically disadvantaged South Africans in the mainstream economy. Under BEE legislation, certain of our operations are required to be partially owned by historically disadvantaged South Africans --- known as “empowerment” --- and comply with Mining Charter III which came into effect as of March 1, 2019. Under the “empowerment” rules of Mining Charter III, certain of our operations require a 30% BEE shareholding that must be structured through a special purpose vehicle comprised of black entrepreneurs, the local community surrounding the relevant mining area and eligible employees. In addition, Mining Charter III sets forth more stringent requirements applicable to all of our South African operations with regard to the procurement of goods and services from BEE compliant entities, race, age and gender based employment quotas; and workers’ housing and living conditions. While we believe we are currently in compliance with the provisions of Mining Charter III, the implementation guidelines are complex and remain untested. As a result, the manner in which Mining Charter III is enforced by the DMR may have a material adverse effect on our business, financial condition or results of operations.

Prior to Mining Charter III, black empowerment in the South African mining sector was governed by Mining Charter II. Under Mining Charter II, our South African operations were “empowered” by a 26% ownership interest in two of our South African subsidiaries by Exxaro which prior to 2017 was greater than 50% owned by historically disadvantaged South Africans.

We believe that under Mining Charter III the two South African subsidiaries in which Exxaro held 26% became permanently “empowered” --- so-called, “once empowered always empowered”. See "Risk Factors-We may elect to exercise certain "flip-in" rights to buy-out Exxaro's 26% ownership rights in our South African subsidiaries which might negatively impact the ownership of our heavy mineral sands mining rights" for more information.

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

Hence, with respect to the mining operations currently owned by the two subsidiaries in which Exxaro holds a 26% minority ownership interest, for the duration of our current mining rights we believe we are in compliance with all relevant BEE requirements regardless of Exxaro’s ownership interest. However, Mining Charter III requires that applications for renewals of existing mining rights or any new mining rights that we may desire to acquire in the future will require 30% historically disadvantaged South African ownership in the ratios set out in Mining Charter III.

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

The classification of TiO2 as a Category 2 Carcinogen in the European Union could result in more stringent regulatory control of our products.

In May 2016, France’s competent authority under the EU’s Registration, Evaluation, Authorization and Restrictions of Chemicals (“REACH”) submitted a proposal to the European Chemicals Agency (“ECHA”) that would classify TiO2 as carcinogenic in humans by inhalation. In February 2020, the European Commission adopted a regulation classifying the powder form of TiO2 as a Category 2 Carcinogen by inhalation. The labelling regulation will come into effect in approximately October 2021. The classification of our products as a Category 2 Carcinogen could impact our business by inhibiting the marketing of products containing TiO2 to consumers, and subject our manufacturing operations to new regulations that could increase costs. The recent classification and labelling requirements imposed by the European Commission could have additional effects under other EU laws (e.g., those affecting medical and pharmaceutical applications, cosmetics, food packaging and food additives) and/or trigger heightened regulatory scrutiny in countries and local jurisdictions outside the EU based on health and safety grounds. It is also possible that heightened regulatory scrutiny would lead to claims by consumers or those involved in the production of such products alleging adverse health impacts. In addition, there is no assurance that other materials could also be subject to increased regulation which could impact the cost of labelling or the sales of our products.

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

The costs of compliance with the extensive environmental, health and safety laws and regulations or the inability to obtain, update or renew permits required for operation or expansion of our business could negatively impact our results of operations or otherwise adversely affect our business. If we fail to comply with the conditions of our permits governing the production and management of regulated materials, mineral sands mining licenses or leases or the provisions of the relevant jurisdictional laws in which we operate, these permits, mining licenses or leases and mining rights could be canceled or suspended, and we could be prevented from obtaining new mining and prospecting rights, which could materially and adversely affect our business, operating results and financial condition. Additionally, we could incur substantial costs, including fines, damages, criminal or civil sanctions and remediation costs, or experience interruptions in our operations, for violations arising under these laws and regulations, including operating without the required permits, mining licenses or leases and/or mining rights. In the event of a catastrophic incident involving any of the raw materials we use, or chemicals or mineral products we produce, we could incur material costs as a result of addressing the consequences of such event.

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

If our intellectual property were compromised or copied by competitors, or if competitors were to develop similar intellectual property independently, our results of operations could be negatively affected. Further, third parties may claim that we infringe on their intellectual property rights which could result in costly litigation.

Our success depends to a significant degree upon our ability to protect and preserve our patents and unpatented proprietary technology, operational knowledge and other trade secrets (collectively "intellectual property rights"). While we maintain policies to enter into confidentiality agreements with our employees and third parties to protect our intellectual property rights such rights may be challenged, invalidated, circumvented, and found unenforceable or otherwise compromised. In addition, we may be unable to determine when third parties are using our intellectual property rights without our authorization. The undetected or unremedied unauthorized use of our intellectual property rights or the legitimate development or acquisition of intellectual property related to our industry by third parties could reduce or eliminate any competitive advantage we have as a result of our intellectual property rights. If we must take legal action to protect, defend or enforce our intellectual property rights, any suits or proceedings could result in significant costs and diversion of our resources and our management’s attention, and we may not prevail in any such suits or proceedings. A failure to protect, defend or enforce our intellectual property rights could have an adverse effect on our financial condition and results of operations.

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

RISKS RELATING TO ACCOUNTING AND TAXATION

If our intangible assets or other long-lived assets become impaired, we may be required to record a significant noncash charge to earnings.

We have a significant amount of intangible assets and other long-lived assets on our consolidated balance sheets. Under U.S. GAAP, we review our intangible assets and other long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances, indicating that the carrying value of our intangible assets and other long-lived assets may not be recoverable, include, but are not limited to, a significant decline in share price and market capitalization, changes in the industries in which we operate, particularly the impact of a downturn in the global economy, as well as competition or other factors leading to reduction in expected long-term sales or results of operations. We may be required to record a significant noncash charge in our financial statements during the period in which any impairment of our intangible assets and other long-lived assets is determined, negatively impacting our results of operations.

Our ability to use our tax attributes to offset future income may be limited.

Our ability to use net operating losses (“NOLs”) and Section 163(j) interest expense carryforwards generated by us could be substantially limited if we were to experience an “ownership change” as defined under Section 382 of the U.S. Internal Revenue Code of 1986, as amended ("the Code"). In general, an ownership change would occur if our “5-percent shareholders,” as defined under Section 382 of the Code and including certain groups of persons treated as “5-percent shareholders,” collectively increased their ownership in us by more than 50 percentage points over a rolling three-year period. Pursuant to the Completion Agreement, Exxaro has agreed to sell down its remaining ownership interest in us in a manner that we believe will not cause us to become subject to the limitations set forth in Section 382 of the Code on the future use of the benefits of approximately $4.4 billion of NOLs and approximately $945 million of Section 163(j) interest expense carryforwards. Although we believe the Completion Agreement and the re-domiciling transaction that changed our country of incorporation from Australia to England should provide sufficient protection of our NOLs and/or Section 163(j) interest expense carryforwards, there can be no assurance that an ownership change for U.S. federal and applicable state income tax purposes will not occur in the future. A corporation that experiences an ownership change will generally be subject to an annual limitation on the use of certain pre-ownership change losses and/or credits. Such a limitation could, for any given year, have the effect of increasing the amount of our U.S. federal and/or state income tax liability, which would negatively impact our financial condition and the amount of after-tax cash available for distribution to holders of our ordinary shares if declared by our board of directors.

We could be subject to changes in tax rates, adoption of new tax laws or additional tax liabilities.

We are subject to taxation in the United States, United Kingdom, South Africa, Australia, Brazil and various other foreign jurisdictions. Our future effective tax rate could be affected by changes in statutory rates and other legislative changes, or changes in determinations regarding the jurisdictions in which we are subject to tax. From time to time, the U.S. federal, state and local and foreign governments make substantive changes to tax rules and their application, which could result in higher corporate taxes than would be incurred under existing tax law and could have an adverse effect on our results of operations or financial condition. From time to time, we are also subject to tax audits by various taxing authorities. Although we believe our tax positions are appropriate, the final determination of any future tax audits could be materially different from our income tax provisions, accruals and reserves and any such unfavorable outcome from a future tax audit could have a material adverse effect on our results of operations or financial condition.

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

RISKS RELATING TO INVESTING IN OUR ORDINARY SHARES

Concentrated ownership of our ordinary shares by Cristal and Exxaro may prevent minority shareholders from influencing significant corporate decisions and may result in conflicts of interest.

As of December 31, 2020, Cristal Inorganic, an affiliate of Cristal, and Exxaro own approximately 26% and 10%, respectively, of our outstanding ordinary shares. In addition, Exxaro was previously granted a "flip in" right such that following the occurrence of certain events, Exxaro would be entitled to exchange its 26% shareholding in our South African operating subsidiaries for an additional 7.2 million ordinary shares (refer to additional information within the risk factor entitled, "We may elect to exercise certain "flip in" rights to buy-out Exxaro's 26% ownership rights in our South African subsidiaries which might negatively impact the ownership of our heavy mineral sands mining rights" below). As such, Cristal Inorganic and Exxaro may be able to influence fundamental corporate matters and transactions. This concentration of ownership, may delay, deter or prevent acts that would be favored by our other shareholders. The interests of Cristal Inorganic and Exxaro may not always coincide with our interests or the interests of our other shareholders. Also, Cristal Inorganic and Exxaro may seek to cause us to take courses of action that, in their judgment, could enhance their investment in us, but which might involve risks to our other shareholders or adversely affect us or our other shareholders.

In addition, under the shareholders agreement (the “Cristal Shareholders Agreement”) we entered into at the closing of the Cristal Transaction with Cristal, as long as Cristal Inorganic and the three shareholders of Cristal (collectively, the “Cristal Shareholders”) collectively beneficially own at least 24,900,000 or more of our ordinary shares, they have the right to designate for nomination two directors of our board of directors (the “Board”). As long as the Cristal Shareholders collectively beneficially own at least 12,450,000 ordinary shares but less than 24,900,000 ordinary shares, they have the right to designate for nomination one director of the Board. The Cristal Shareholders Agreement also provides that as long as the Cristal Shareholders collectively beneficially own at least 12,450,000 ordinary shares they have certain preemptive rights. Also, pursuant to the Cristal Shareholders Agreement, we have filed a universal shelf registration statement which is currently effective and which currently would cover 6,532,738 shares owned by Cristal as well as any shares owned by Exxaro. Other than with respect to those shares, the Cristal Shareholders Agreement includes certain restrictions on Cristal Inorganic’s ability to transfer any of its ordinary shares prior to December 31, 2022 if such transfer would cause an "ownership change" as defined under Section 382 of the Internal Revenue Code.

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

The U.K. City Code on Takeovers and Mergers (the “Takeover Code”) applies, among other things, to an offer for a public company whose registered office is in the U.K. (or the Channel Islands or the Isle of Man) and whose securities are not admitted to trading on a regulated market in the U.K. (or on any stock exchange in the Channel Islands or the Isle of Man) if the company is considered by the Panel on Takeovers and Mergers (the “Takeover Panel”) to have its place of central management and control in the U.K. (or the Channel Islands or the Isle of Man). This is known as the “residency test.” The test for central management and control under the Takeover Code is different from that used by the U.K. tax authorities. Under the Takeover Code, the Takeover Panel will determine whether we have our place of central management and control in the U.K. by looking at various factors, including the structure of our board of directors, the functions of the directors and where they are resident.

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

The Companies Act generally provides that a board of directors of a public limited company may only allot shares (or grant rights to subscribe for or convertible into shares) with the prior authorization of shareholders, such authorization stating the maximum amount of shares that may be allotted under such authorization and specifying the date on which such authorization will expire, being not more than five years, each as specified in the articles of association or relevant shareholder resolution. We obtained previous shareholder authority to allot additional shares for a period of five years from February 25, 2019, which authorization will need to be renewed at least upon expiration (five years from February 25, 2019) but may be sought more frequently for additional five-year terms (or any shorter period).

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

Transfers of our ordinary shares outside The Depository Trust may be subject to stamp duty or stamp duty reserve tax in the U.K., which would increase the cost of dealing in our shares.

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

Shareholders are strongly encouraged to hold their ordinary shares in book entry form through DTC. Transfers of shares held in book entry form through DTC currently do not attract a charge to stamp duty or SDRT in the U.K. A transfer of title in the shares from within the DTC system out of DTC, including to certificate shares, and any subsequent transfers that occur entirely outside the DTC system will attract a charge to stamp duty at a rate of 0.5% of any consideration, which is payable by the transferee of the shares. Any such duty must be paid (and the relevant transfer document, if any, stamped by HMRC) before the transfer can be registered in our books. However, if those shares are redeposited into DTC, the redeposit will attract stamp duty or SDRT at the rate of 1.5% to be paid by the transferor.

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

Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.    Properties
Below are our primary offices and facilities at December 31, 2020. We believe our properties are in good operating condition, and are well maintained. Pursuant to separate financing agreements, substantially all of our material U.S., European and Australian properties are pledged or encumbered to support or otherwise provide security for our indebtedness.
Our primary office locations consisted of the following:

Location	Owned/Leased	Offices
Stamford, Connecticut	Leased	263 Tresser Boulevard, Suite 1100
Stallingborough, United Kingdom	Leased	Laporte Road
New York, New York	Leased	410 Park Avenue
Oklahoma City, Oklahoma	Owned	3301 NW 150 Street

Mining Operations

Tronox owns and operates five mining-mineral processing supply chains, each including one or more heavy mineral sand ("HMS") mines producing heavy mineral concentrate ("HMC") to feed a dedicated mineral separation plant. Two operations are in South Africa: Namakwa Sands, Western Cape, and KZN Sands, KwaZulu-Natal. Three operations are in Australia: our Northern Operations and Southern Operations are in the coastal plain of Western Australia; and our Eastern Operations are in the New South Wales portion of the Murray Basin, Australia.

In South Africa, the Namakwa Sands operations include two open-pit mines, each with a dedicated primary concentration plant, and a secondary concentration plant at Brand-se-Baai, a mineral separation (“dry”) plant at Koekenaap, and a two-furnace smelter at Saldanha, Western Cape, South Africa. The KZN operations have an open pit mine at Fairbreeze with a primary concentration plant, a mineral separation plant at Empangeni alongside a two-furnace smelter complex, and export facilities at the port of Richards Bay.

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

Pigment Operations

Our pigment facilities consist of the physical assets necessary and appropriate to produce, distribute and supply our TiO2 products and consist mainly of manufacturing and distribution facilities. The following table lists our TiO2 production facilities and capacity (in metric tonnes per year), by location:

Facility	Production	TiO2 Capacity	Process
Hamilton, Mississippi, USA	TiO2	225,000	Chloride
Yanbu, Saudi Arabia	TiO2	200,000	Chloride
Stallingborough, England, United Kingdom	TiO2	165,000	Chloride
Kwinana, Western Australia	TiO2	150,000	Chloride
Kemerton, Western Australia	TiO2	110,000	Chloride
Botlek, the Netherlands	TiO2	90,000	Chloride
Salvador, Bahia, Brazil	TiO2	60,000	Sulphate
Fuzhou, Jiangxi Province, China	TiO2	46,000	Sulphate
Thann, Alsace, France	TiO2	32,000	Sulphate

We believe we have maintained a level of adequate provision for the current and near-term use of our plants and equipment, the costs of which are recorded as Property, plant and equipment on our consolidated balance sheets; see Note 11 of our notes to our consolidated financial statements. We utilize local power sources at each of our sites; see “Risk Factors—South Africa, where we have large mining assets and derive a significant portion of our revenue and profit, poses distinct operational risks which could affect our business, financial condition and results of operations.”

Mineral Properties

As of December 31, 2020, we owned mining rights to ore reserves described herein at five heavy mineral sands operations in South Africa and Australia, where we mine heavy mineral sands to supply titanium mineral feedstock to our TiO2 manufacturing business and co-products for external sale.

Reporting of Ore Reserves

SEC reporting companies are required to report ore reserves under SEC Industry Guide 7 of the Securities Act of 1933, “Description of Property by Issuers Engaged or To Be Engaged in Significant Mining Operations”. Industry Guide 7 (“IG7”) requires that sufficient technical and economic studies have been completed to reasonably assure economic extraction of the declared reserves, based on the parameters and assumptions current to the end of the reporting period.

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

Mineral Tenure - South Africa

Our two South African mineral sand mining processing chains are operated by Namakwa Sands and KZN Sands, both business units of Tronox Holdings plc. The South African Department of Mineral Resources and Energy (“DMRE”) is the regulatory administrator of mineral rights in South Africa, subject to the provisions of the Mineral and Petroleum Resources Development Act (“MPRDA”), No. 28 of 2004, as amended in 2016. The MPRDA vests all mineral rights in South Africa in the national government and establishes conditions for the acquisition and maintenance of prospecting and mining rights. Prospecting rights and mining rights may only be granted by the DMRE. Prospecting rights are granted for a maximum period of five years and can be renewed once for an extension of up to three years. Prospecting rights may be revoked for non-compliance with the terms of the prospecting right.

Mining right applications require additional approvals by the Department of Environmental Affairs (“DEA”) of an Environmental Management Program (“EMP”) and an Integrated Water and Land Use License. Our South African operations are 74%-owned by Tronox through its subsidiaries, Tronox Mineral Sands (Pty) Ltd and Tronox KZN Sands (Pty) Ltd, with the remaining 26% being owned by Exxaro, subject to our "flip-in" rights described elsewhere in this Annual Report on Form 10-K.

Mining rights are valid for up to 30 years and may be extended by 30-year renewals, subject to compliance with conditions established in the EMP and by the MPRDA. Environmental permitting and compliance are co-administered by the regional offices of DEA and Development Planning. All rights, licenses and permits for Namakwa Sands and KZN Sands are in good standing.

Tronox holds mining rights over an area of 19,205 hectares (47,457 acres) and surface rights totaling 17,111 hectares (43,542 acres) at the active mining site near Brand-se-Baai.
Tronox also controls mining and prospecting rights in KwaZulu-Natal Province, on South Africa’s Indian Ocean coast, through Tronox KZN Sands (Pty) Ltd, a subsidiary of Tronox. Mining Authorizations cover approximately 4,041 hectares (9,986 acres) at Fairbreeze, where surface access rights are either owned directly by KZN Sands or secured by agreements with Mondi Ltd. A further 4,790 hectares (11,836 acres) of prospecting rights are held by KZN Sands at the nearby Port Durnford and Waterloo project areas.

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

In the North Perth Basin, Western Australia, Tronox controls mining leases, exploration and other licenses and rights covering a total 50,838 hectares (125,623 acres). Mining and Public Environmental Review plans are approved for the Cooljarloo mine and the planned Dongara mine. Environmental Protection Agency approval of Cooljarloo West is anticipated during 2021. The main Cooljarloo deposit covers 9,744 hectares (24,078 acres). We hold 14 mining leases at the Dongara project. Three older mining leases are held at our Jurien property, the site of a former heavy minerals open pit mine operated by another party in the 1970’s.

Under the Cristal Transaction, Tronox acquired mining and exploration licenses in the South Perth Basin and Murray Basin heavy mineral provinces of Australia. Many of these mining properties were originally acquired by Cable Sands Pty Ltd, starting in the 1950’s, and some mineral tenure remains under Cable Sands as a Tronox subsidiary. The acquisition of Cable by Bemax in 2004, Bemax by Cristal in 2008, and Cristal by Tronox in 2019 transfers these assets and a rich legacy of innovation in heavy mineral mining and processing as well as responsible environmental stewardship to Tronox.

The Southern Operations in the southwest of Western Australia comprises 30 mining leases, 5 exploration licenses, 3 retention licenses, 2 general purpose leases and 2 miscellaneous licenses totaling 16,178 hectares.

Tronox holds 4 mining leases, 14 exploration licenses, 2 retention licenses, and 1 Exploration License Application in our Eastern Operations in the Murray Basin of New South Wales, Victoria and South Australia. The tenements cover about 524,400 hectares (2,025 sq miles). Three mining leases west of Pooncarie, NSW cover about 6,720 hectares (16,605 acres) surrounding our active mines at Ginkgo, Snapper and Crayfish. One mining lease of 2,330 hectares is at the Atlas/Campaspe project, NSW.

Mineral Sands - South Africa and Australia

HMS deposits are natural concentrations of granular minerals of high densities (conventionally above about 2.85 gm/cm3). The heavy mineral assemblage of a particular HMS deposit generally reflects the HM contained in local and regional source rocks, and titanium-rich HMS deposit source rocks are typically granitic and/or high-grade metamorphic crystalline rocks. Factors that influence the formation of HMS deposits include erosion of crystalline source rocks, fluvial transport to the coastline, longshore drift, coastal geomorphology, deposition of heavy minerals, and prolonged natural sorting of heavy minerals by water and wind, according to the density, size and shape of HM grains. Post-depositional geological processes that can affect the economic viability of a HMS deposit include in situ weathering, induration of the host sands, and natural preservation or destruction of the HMS deposit.

Not all heavy minerals have commercial value, and a distinction is made between the Total Heavy Minerals (“THM”) and Valuable Heavy Minerals (“VHM”). Typical VHM assemblages include the titanium-iron oxide mineral, ilmenite (FeTiO3); rutile, a premium titanium mineral (TiO2), leucoxene, a naturally-upgraded variety of ilmenite; and zircon, a zirconium silicate (ZrSiO4) valuable for its use in a diverse range of industrial and construction applications. Other HM of commercial value, such as garnet, staurolite, kyanite and monazite, may be recovered as by-products.

Our TiO2 business explores, acquires, mines and processes heavy mineral sands to produce concentrates of titanium minerals and VHM co-products, particularly zircon. HMC from primary concentration at our mines are transported to our integrated mineral separation plants (MSP) to separate and concentrate VHM by gravity, magnetic and electrostatic techniques. Multiple grades of titanium minerals and zircon may be produced from each MSP. We upgrade ilmenite into titanium slag at our two South African operations and SR at our Chandala metallurgical complex in Western Australia. Our captive titanium mineral products provide a secure, long-term low-cost supply of high-grade feedstock for our TiO2 manufacturing facilities.
Our mineral property disclosures express grade in terms of the percentage of THM by weight in the ore and VHM as percentages of ilmenite, rutile + leucoxene, and zircon in the heavy mineral assemblage. Our Reserve estimates are based solely upon the value of recoverable zircon, rutile, ilmenite and leucoxene.

In 2020, we produced concentrates of ilmenite, rutile, leucoxene, and zircon from five operations: Namakwa Sands, Western Cape, South Africa; KZN Sands, KwaZulu-Natal, South Africa; Northern Operations, Western Australia, Southern Operations, Western Australia; and Eastern Operations, Murray Basin, New South Wales, Australia. Ilmenite from our Namakwa and Fairbreeze mines in South Africa is converted to titanium slag at our smelters at Saldanha Bay Western Cape and Empangeni, KwaZulu-Natal, respectively. Ilmenite from our Cooljarloo mine in Western Australia is converted to SR at our Chandala metallurgical complex and is most commonly used as feedstock to our TiO2 pigment plants at Kwinana and Kemerton south of Perth. Our vertically integrated mining-processing operations satisfy a significant majority of feedstock requirements for our nine TiO2 manufacturing facilities in the United States, The Netherlands, France, the United Kingdom, Brazil, Saudi Arabia, China and Western Australia.
TRONOX MINERAL SAND - MINERAL PROCESSING CAPACITIES - (metric tonnes per year)

Product	Namakwa Sands RSA	KZN Sands RSA	Northern Ops W.A.	Southern Ops W.A.	Eastern Ops NSW	Total
Rutile(1)	30,000	25,000	35,000	12,000	80,000	182,000
Synthetic rutile	—	—	230,000	—	—	230,000
Titanium slag	190,000	220,000	—	—	—	410,000
Pig Iron	100,000	120,000	—	—	—	220,000
Zircon(2)	125,000	55,000	40,000	12,000	65,000	297,000
________________
(1)    includes natural rutile + leucoxene
(2)    includes multiple grades of zircon
The data are generalized to reflect current mining and processing capabilities, and may differ slightly from design capacities.
Some ilmenite production concentrates are consumed internally without beneficiation to slag or SR while others are sold commercially.

Namakwa Sands, Western Cape, South Africa

Our heavy mineral sand operations in South Africa include similar material flows from integrated mine-mineral separation-smelter value chains on the west and east coasts of South Africa. Both Namakwa, Western Cape and KZN Sands, KwaZulu-Natal produce smelter products of titanium slag and pig iron from ilmenite, plus commercial grades of zircon and high-grade rutile + leucoxene concentrates.

The Namakwa Sands heavy mineral deposit at Brand-se-Baai was discovered in 1986 by Anglo American, which commissioned the integrated mine-MSP-smelter project in 1995. Ore is excavated from two open-pit dry mines and delivered by trucks and conveyors to two primary wet concentration plants. Heavy Mineral Concentrate is separated into magnetic and non-magnetic fractions at a secondary concentration plant at the mine. The two fractions are further processed at a mineral separation plant (“dry mill”) 52 km south at Koekenaap. Ilmenite, rutile and zircon are transported by rail from Koekenaap to Saldanha Bay, where ilmenite is smelted in a two-furnace complex into titanium slag and pig iron. Chloride-grade slag, slag fines, pig iron, rutile and zircon are exported from our proprietary facilities at the Saldanha Bay deep-water port, about 150 km north of Cape Town.

Namakwa Sands reserve estimates as of December 31, 2020, in accordance with SAMREC (2016) reporting standards, are: 44 million tonnes in-place HM, containing over 21 million metric tonnes ilmenite, 4.6 million tonnes zircon, and 4.5 million tonnes rutile and leucoxene from 727 million tonnes of ore. These estimates reflect a 3.6% net decrease of in-place THM from the December 31, 2019 reserves estimate, due primarily to mine depletion. The current mining rate varies between 20 and 25 million tonnes of ore per annum from two open-cut mines in adjacent ore bodies known as the Graauwduinen West and Graauwduinen East deposits.

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

The Fairbreeze deposit is hosted by deeply weathered “Berea-type” sands which are mined using a combination of track dozers and a hydraulic mining technique that was pioneered for HMS mining at our Hillendale mine, where rehabilitation is now complete. High-pressure water jets disaggregate the fine-grained sand into a slurry that is pumped to a primary wet plant to produce heavy mineral concentrate, which is hauled by truck 45 km to the Empangeni CPC for separation into commercial zircon and rutile concentrates, and ilmenite feed for the adjacent two-furnace smelter. Except for local consumption of some pig iron, all saleable products are exported from Richards Bay, including high-grade titanium feedstocks for our TiO2 pigment plants.

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

Reserve estimates for KZN Sands as of December 31, 2020 in accordance with SAMREC (2016) reporting standards, are: 225 million tonnes ore averaging 5.6% total heavy minerals. Reserves were depleted by mining of 9 million tonnes in 2020, and increased by about one million tonnes, for a net decrease of about eight million tonnes ore and 0.7 million tonnes in-place THM from our 2019 reserves. The remaining ore contains approximately 7.7 Mt ilmenite, 1.0 Mt zircon, and 0.9 Mt rutile and leucoxene.

Northern Operations, Western Australia

Our mineral properties of the coastal plain of Western Australia are located within two historically important heavy mineral provinces. Our combined Cooljarloo dredge mine and planned Cooljarloo West dredge mine, 170 km north of Perth, contain proven and probable reserves of 6.5 million tonnes in-place HM. Reserves at our future Dongara mine, about 65 km southeast of Geraldton, are 3.4 million tonnes of in-place HM.

Our Cooljarloo mine and Chandala MSP and SR facility, 170 km and 65 km, respectively, north of Perth, started production in 1989 as part of the Tiwest Joint Venture, an integrated mine-to-pigment enterprise between Kerr-McGee Chemical Corp and Minproc Ltd. Subsequent reorganizations of both partners led to 100% ownership of Tiwest under Tronox in 2012.

Two dredges in a single pond feed an ore slurry to a floating concentrator to produce HMC, which is hauled by trucks 110 km south to our Chandala metallurgical complex near Muchea, 60 km north of Perth, for the recovery of ilmenite, rutile, leucoxene and zircon. Ilmenite is upgraded at Chandala to SR, a high-TiO2 feedstock for our Kwinana and other TiO2 pigment plants

Cooljarloo reserves as of December 31, 2020 are 361 million tonnes of ore, containing 6.5 million tonnes of in-place heavy minerals. The mining of low-grade ore at Cooljarloo is supported by economies of scale, low-cost dredging, a high-quality VHM suite that constitutes nearly 80% of THM, and good processing characteristics of the ilmenite in its conversion to SR. Upon exhaustion of Cooljarloo ore, the dredge mine will be relocated to Cooljarloo West, where reserves from three-ore bodies contain an estimated 2.6 million tonnes of in-place heavy minerals.

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

As of December 31, 2020, our total Northern Operations reserves are estimated at 9.9 million tonnes of in-place heavy minerals, including approximately 5.7 million tonnes ilmenite, 1.1 million tonnes zircon, and about 830,000 combined tonnes of rutile and leucoxene. The Cooljarloo Reserve decreased by 56 million tonnes which comprises 32 million tonnes of mine depletion and sterilization and the removal of 23 million tonnes of ore from the existing reserve, for a net decrease of 14.5% in-place THM from our 2019 year-end reserves.

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

We extract heavy minerals from the Wonnerup North open-cut HMS mine, 10 km east of Busselton, from which HMC is trucked to our MSP at Bunbury, adjacent to the Bunbury port. Most of our reported Reserves of approximately 1 million tonnes of in-place total heavy minerals as of December 31, 2020 are in the Wonnerup North deposit. The Bunbury MSP also processes streams of HM concentrates sorted by their magnetic susceptibilities from our Broken Hill MSP in New South Wales.

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

Eastern Operations, Murray Basin, New South Wales, Australia

Our Eastern Operations, acquired in the Cristal Transaction, are located in the Murray Basin, a 300,000-square-kilometer intra-cratonic sedimentary basin covering parts of Victoria, New South Wales, and South Australia. Our operating mines at Ginkgo, Crayfish and Snapper are about 40 km west of Pooncarie, New South Wales. Dredge mining commenced at Ginkgo in 2006, and at Snapper in 2010. Dry-mining at Crayfish, a small deposit adjunct to Ginkgo, started in September 2019, from which ore is hauled to the Ginkgo dredge pond.

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

HMC production from our Eastern Operations for 2020 was approximately 400,000 tonnes. At current production rates, mining is scheduled to be completed at Snapper in 2022 and at Ginkgo/Crayfish in 2023.

Government consent has been obtained for the development of two new open-cut dry mines at our Atlas/Campaspe project, 90 km north of Balranald, NSW and approximately 270 km southeast of Broken Hill. Starting with Atlas in 2022, the new production will be phased in to sustain VHM output from our Eastern Operations, as Ginkgo/Crayfish and Snapper reach depletion. HMC produced on-site at Atlas and Campaspe by wet gravity and magnetic (WHIMS) separation will be delivered to the Broken Hill MSP via a combination of road and rail transport. Current estimated reserves at Atlas/Campaspe are 5.7 million tonnes (Mt) of in-place THM, including 4.1 Mt titanium minerals and over 700,000 tonnes zircon from 88 Mt ore. Approximately 19 million tonnes of ore was mined during 2020 from Snapper, Ginkgo and Crayfish. Active exploration programs are ongoing in the Murray Basin heavy minerals province, where our exploration licenses cover nearly 5,100 square kilometers.

Our total heavy mineral reserves at December 31, 2020 in our Eastern Operations, including the Ginkgo, Crayfish, Snapper, Atlas and Campaspe HMS deposits, are 145 million tonnes of ore containing 7.0 million tonnes of in-place heavy minerals.

Vertical Integration

Our TiO2 value chain is the largest vertically-integrated TiO2 value chain in the world, and our TiO2 business is the world’s only mining-mineral processing chain with production of both titanium slag and synthetic rutile. Our South African slag, Australian synthetic rutile, and natural rutile from multiple mining-processing operations satisfy a significant majority of our internal TiO2 feedstock requirements.

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

Heavy Mineral Reserves

Ore reserves are those portions of mineral deposits that are economically and legally exploitable at December 31, 2020. All of our heavy mineral reserves are reported on the basis of in-place, economically extractable ore, determined from comprehensive geological, mining, processing and economic models. Reserve classifications of Proven or Probable are based on the level of confidence in the reserve estimates.

The following table summarizes our heavy mineral ore reserves and their contained in situ THM and heavy mineral assemblages as of December 31, 2020. Increases or decreases in our reserves estimates from December 31, 2019 to December 31, 2020 are indicated as a percent of in-place THM reserves.

MINE / DEPOSIT	Reserve Category	Ore (million tonnes)	Average Grade (% THM)	In- Place THM (million tonnes)	VHM Assemblage (% of THM)			Change from 2019 + (-) %
					Ilmenite	Rutile and Leucoxene	Zircon
Namakwa Sands Dry Mine - Western Cape RSA
	Proven	144	8.2%	11.8	36.4	8.0	8.9
	Probable	583	5.5%	32.1	52.6	11.0	11.2
	Total Reserves	727	6.0%	43.9	48.2	10.2	10.5	(3.6)%
KZN Sands Hydraulic Mine KwaZulu-Natal RSA
	Proven	214	5.7%	12.2	61.7	7.3	7.7
	Probable	11	3.7%	0.4	52.0	5.0	7.0
	Total Reserves	225	5.6%	12.6	61.4	7.2	7.7	(5.2)%
Cooljarloo – Dredge Mine Western Australia
	Proven	230	1.7%	3.9	61.9	7.9	10.6
	Probable	131	2.0%	2.6	60.5	8.3	12.2
	Total Reserves	361	1.8%	6.5	61.3	8.1	11.2	(14.5)%
Dongara Planned Dry Mine Western Australia
	Proven	68	5.1%	3.4	49.5	8.9	10.9
	Probable	—	—%	—	—	—	—
	Total Reserves	68	5.1%	3.4	49.5	8.9	10.9	—%

Northern Operations	Total Reserves	429	2.3%	9.9	57.2	8.4	11.1	(10.0)%
Wonnerup Dry Mine Western Australia
	Proven	14	5.4%	0.8	70.1	18.7	9.8
	Probable	5	5.6%	0.3	78.1	10.8	8.7
	Total Reserves	19	5.4%	1.0	72.2	16.7	9.5	(11.6)%
Southern Operations	Total Reserves	19	5.4%	1.0	72.2	16.7	9.5	(11.6)%
Ginkgo-Snapper Dredge/ Dry Mines, New South Wales Australia
	Proven	57	2.1%	1.2	41.5	29.2	12.2
	Probable	—	—	—	—	—	—
	Total Reserves	57	2.1%	1.2	41.5	29.2	12.2	(21.5)%
Atlas-Campaspe Dry Mine in Development, New South Wales Australia
	Proven	—	—%	—	—	—	—
	Probable	88	6.5%	5.7	56.1	16.0	12.3
	Total Reserves	88	6.5%	5.7	56.1	16.0	12.3	—%
Eastern Operations	Total Reserves	145	4.8%	7.0	53.5	18.3	12.3	(4.6)%
Global	Total Reserves	1,545	4.8%	74.4	52.5	10.3	10.3	(4.5)%

Abbreviations, Definitions, and Notations

One metric tonne = 1.10231 short tons

Ore Reserves —mineralized material inclusive of dilution, determined to be economically and legally exploitable as of December 31, 2020, classified as either Probable Reserves or Proven Reserves, based on level of confidence.

THM — total heavy minerals, densities >2.85 g/cm3 regardless of commercial value

VHM — valuable heavy minerals, including Ilmenite, Rutile, Leucoxene & Zircon, reported as percentage of THM.

Change from 2019 — Increase (decrease) in percent change of in-place THM from 2019
Minor computational discrepancies may be due to rounding
Cooljarloo Dredge Mine reserves include Cooljarloo and Cooljarloo West

Key Assumptions — economic viability is determined by techno-economic modeling that integrates geological, analytical and geotechnical databases, mining parameters, metallurgical recoveries, known or forecast operating costs, cost of capital, and product sales prices at time of production. Historical sales prices by themselves are unreliable predictors of future prices, and our forecasts are based on our private contracts, internal and external market research.

Disclosures of mineral reserves traditionally include a cut-off grade, the grade in a mineral deposit below which material cannot be profitably mined and processed. However, economic exploitability is determined by many modifying factors other than grade, and most modern mining operations, including ours, use detailed computer models utilized by employees who possess the experience and technical expertise to identify what parts of a deposit are economically exploitable. As cut-off grades remain entrenched in the mining industry, the following nominal cut-off grades apply, with qualifications, to our five operations: 0.2% zircon at Namakwa Sands; 1.5% ilmenite at KZN Sands; 1.3% THM (approximately 1% VHM) at our Northern Operations, WA, 3% THM at our Southern Operations, WA, and 1% THM at our Eastern Operations, NSW.

Production forecasts of commercial-quality titanium mineral and zircon concentrates from reserves are taken from our Life-of-Mine Plans. Mining recoveries are typically close to 100%, but metallurgical recoveries in each concentration step can vary widely, as a function of ore and mineral characteristics. We apply recovery factors based on actual operating data. Unrecovered VHM in certain dry mill tailings streams are stockpiled, but their hypothetical value is not considered in our revenue assumptions.

Mineral reserve estimates, life-of mine projections, and revenue assumptions are inherently forward-looking and subject to market conditions, uncertainties and unanticipated events beyond our control.

The following table compares the heavy mineral reserves reported for the three years ending December 31, 2020, 2019 and 2018, expressed as millions of metric tonnes of in-place total heavy minerals:
3-Year Reserves (Mt In-Place THM)

	December 31,
	2020	2019	2018
	(In millions of metric tonnes)
Namakwa Sands	43.9	45.6	40.8
KZN Sands	12.6	13.2	14.1
Total South Africa	56.5	58.8	54.9
Northern Ops, W. Australia	9.9	10.9	11.2
Southern Ops, W. Australia	1.0	1.2	N/A
Eastern Ops, Murray Basin Australia	7.0	7.2	N/A
Total Australia	17.9	19.3	11.2
Total Tronox	74.4	78.1	66.1
Item 3.    Legal Proceedings
Information required by this item is incorporated herein by reference to the section captioned “Notes to Consolidated Financial Statements, Note 20 - Commitments and Contingencies” of this Form 10-K.

SEC Regulations require us to disclose certain information about administrative or judicial proceedings to which a governmental authority is party arising under federal, state or local environmental provisions if we reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. Pursuant to the SEC regulations, the Company uses a threshold of $1 million or more for purposes of determining whether disclosure of any such proceedings is required.
Item 4.    Mine Safety Disclosures
None.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market for our Ordinary Shares
Our ordinary shares trade on the New York Stock Exchange under the symbol “TROX.”
Holders of Record
As of January 31, 2021, there were approximately 58 holders of record of ordinary shares. This does not include the shareholders that held shares of our ordinary shares in a nominee or “street-name” accounts through banks or broker-dealers. See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Item 6.    Selected Financial Data
Not applicable.
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

Executive Overview

Tronox Holdings plc (referred to herein as "Tronox", "we", "us", or "our") operates titanium-bearing mineral sand mines and beneficiation operations in Australia, South Africa and Brazil to produce feedstock materials that can be processed into TiO2 for pigment, high purity titanium chemicals, including titanium tetrachloride, and Ultrafine© titanium dioxide used in certain specialty applications. It is our long-term strategic goal to be vertically integrated and consume all of our feedstock materials in our own nine TiO2 pigment facilities which we operate in the United States, Australia, Brazil, UK, France, the Netherlands, China and the Kingdom of Saudi Arabia (“KSA”). We believe that vertical integration is the best way to achieve our ultimate goal of delivering low cost, high-quality pigment to our coatings and other TiO2 customers throughout the world. The mining, beneficiation and smelting of titanium bearing mineral sands creates meaningful quantities of zircon, which we also supply to customers around the world.

We are a public limited company formed under the laws of England and Wales. Tronox was formerly listed on the New York Stock Exchange as Tronox Limited, a company formed under the laws of Western Australia. However, in March 2019, we re-domiciled to the United Kingdom, and as a result of the re-domiciling, Tronox Limited became a wholly-owned subsidiary of Tronox Holdings plc. Another significant corporate milestone occurred on April 10, 2019 when we completed the acquisition from National Industrialization Company ("Tasnee") of the TiO2 business of The National Titanium Dioxide Company Limited (“Cristal”) (the “Cristal Transaction”). The Cristal Transaction doubled our size and expanded the number of TiO2 pigment facilities we operate from three to nine and gave us control of several new mines, particularly in Australia. In order to obtain regulatory approval for the Cristal Transaction, we were required to divest Cristal's North American TiO2 business, which was sold in May 2019. See Note 3 for further details on the Cristal Transaction.
Business Environment
The following discussion includes trends and factors that may affect future operating results:

Throughout the current COVID-19 pandemic, our operations have been designated as essential to support the continued manufacturing of products such as food and medical packaging, medical equipment, pharmaceuticals, and personal protective gear.

The COVID-19 pandemic has impacted our industry and business and the Company has taken, and will continue to take, measures, to minimize the impact to our operations and maintain liquidity. In response to the initial pandemic, some of these measures have included delaying capital expenditures, delaying merit increases, increased working capital management cost reductions and incremental borrowings to maintain incremental liquidity. We will continue to monitor the pandemic, related impact to our business and will take additional precautions as deemed necessary.

During the second and third quarters of 2020, the Company experienced a significant reduction in TiO2 and Zircon sales volumes which was in line with expectations as a result of the decline in global GDP. Sales in the fourth quarter of 2020 increased 13% compared to the prior year period. Sequentially, revenues increased 16% in the fourth quarter compared to the third quarter of 2020 driven by a continued demand recovery as well as delivery on our synergy targets from the Cristal Transaction. In the fourth quarter of 2020, TiO2 sales volumes increased in the Asia, Europe, Middle East and Africa regions with slight decrease in North America. Average TiO2 selling prices were stable in the North American market and were slightly up in the Asia, Europe, Middle East, Africa and South and Central American regions. Based upon current conditions we believe our TiO2 business will continue to benefit from an expected global industry recovery in 2021.

Gross profit increased sequentially from the third quarter to the fourth quarter of 2020 due to the favorable impacts of TiO2 and Zircon sales volumes as well as favorable impact of foreign currency on sales. Gross profit was also positively impacted by $10 million for synergies realized in relation to the Cristal Transaction however was more than offset by a negative impact of $17 million on foreign currency on costs of goods sold primarily due to the South African rand and Australian dollar. In addition, the fourth quarter included a $4 million reimbursement from claims related to the Ginkgo concentrator failure we inherited as part of the Cristal Transaction.

As of December 31, 2020, our total available liquidity was $1,041 million, including $619 million in cash and cash equivalents and $422 million available under revolving credit agreements including $285 million available under our Asset Backed Lending ("ABL") facility. Our total debt was $3.3 billion and net debt to trailing-twelve month Adjusted EBITDA was 4.1x.

Additionally, consistent with our previously stated capital allocation priorities, in December 2020, the Company made a voluntary prepayment of $200 million on its Term Loan Facility. The Company anticipates making a voluntary repayment of $300 million on the Term Loan Facility during the first quarter of 2021 from the cash on our Consolidated Balance Sheet originally intended for the TTI acquisition. There are no upcoming maturities on the Company's term loan or bonds until 2024. The Company also has no financial covenants on its term loan or bonds and only one springing financial covenant on its ABL facility which we do not expect to be triggered based on our current scenario planning.

Pro Forma Income Statement Information

The acquisition of the TiO2 business of Cristal on April 10, 2019 impacts the comparability of the reported results for 2020 compared to 2019. Since Tronox and Cristal have combined their respective businesses effective with the merger date of April 10, 2019, the year ended December 31, 2020 reflects the results of the combined business, without any pro forma adjustments, while the year ended December 31, 2019 reflect the results of the combined business from April 10, 2019. To assist with a discussion of the 2020 and 2019 results on a comparable basis, certain supplemental unaudited pro forma income statement information is provided on a consolidated basis and is referred to as "pro forma information".

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
Consolidated Results of Operations from Continuing Operations
Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

	Reported Amounts				Pro Forma Amounts (1)
	Year Ended December 31,				Year Ended December 31,
	2020	2019	Variance		2020	2019	Variance
	(Millions of U.S. Dollars)				(Millions of U.S. Dollars)
Net sales	$2,758	$2,642	$116		$2,758	$3,008	$(250)
Cost of goods sold	2,137	2,159	(22)		2,137	2,364	(227)
Contract loss	—	19	(19)		—	—	—
Gross profit	$621	$464	$157		621	644	(23)
Gross Margin	23%	18%	5	pts	23%	21%	2	pts

Selling, general and administrative expenses	347	347	—		347	354	(7)
Restructuring	3	22	(19)		3	22	(19)
Income from operations	271	95	176		271	268	3
Interest expense	(189)	(201)	12		(189)	(207)	18
Interest income	8	18	(10)		8	12	(4)
Loss on extinguishment of debt	(2)	(3)	1		(2)	(3)	1
Other income (expense), net	26	3	23		26	2	24
Income (loss) from continuing operations before income taxes	114	(88)	202		114	72	42
Income tax provision	881	(14)	895		881	(31)	912
Net income (loss) from continuing operations	$995	$(102)	$1,097		$995	$41	$954

Effective tax rate	(773)%	(16)%	(757) pts		(773)%	(43)%	(730) pts

EBITDA(2)	$599	$375	$224		$599	$590	$9
Adjusted EBITDA(2)	$668	$615	$53		$668	$681	$(13)
Adjusted EBITDA as % of Net Sales	24%	23%	1 pt		24%	23%	1 pt
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
Reported net sales of $2,758 million for the year ended December 31, 2020 increased by 4% compared to $2,642 million for the same period in 2019. The year ended December 31, 2020 includes approximately $352 million of revenue from Cristal operations for the first quarter of 2020 and the first nine days of April 2020 for which there were no comparable amounts in the prior year period given the acquisition closed on April 10, 2019. Excluding this Cristal revenue, revenue decreased 9% primarily due to lower TiO2 sales volumes as a result of the COVID-19 pandemic as well as lower Zircon average selling prices. On a pro forma basis, net sales for the year ended December 31, 2020 decreased $250 million in comparison to the same period in 2019 primarily due to the decreases in sales volumes of TiO2 and pig iron as well as lower average selling prices of Zircon. Net sales by type of product for the years ended December 31, 2020 and 2019 were as follows:
The table below presents reported revenue by product:

	Year Ended December 31,
(Millions of dollars, except percentages)	2020	2019	Variance	Percentage
TiO2	$2,176	$2,049	$127	6%
Zircon	283	290	(7)	(2)%
Feedstock and other products	299	303	(4)	(1)%
Total net sales	$2,758	$2,642	$116	4%

The table below presents pro forma revenue by product:

	Year Ended December 31,
(Millions of dollars, except percentages)	2020	2019	Variance	Percentage
TiO2	$2,176	$2,374	$(198)	(8)%
Zircon	283	310	(27)	(9)%
Feedstock and other products	299	324	(25)	(8)%
Total net sales	$2,758	$3,008	$(250)	(8)%

On a reported basis, for the year ended December 31, 2020, TiO2 revenue increased $127 million, or 6%, compared to the prior year. Given the acquisition of Cristal on April 10, 2019, there is approximately $306 million of revenue in the first quarter of 2020 and first nine days of April 2020 for which there were no comparable amounts in the same period of the prior year. Excluding this revenue generated from the Cristal operations, TiO2 revenue decreased by $179 million due to a $152 million decrease in sales volumes as a result of the COVID-19 pandemic and a decrease of $42 million in average selling prices. Foreign currency positively impacted TiO2 revenue by $15 million due primarily to the strengthening of the Euro. Zircon revenues for the Cristal operation in the first quarter of 2020 and first nine days of April 2020 were approximately $17 million. Excluding this Cristal related revenue, Zircon revenue decreased $24 million primarily due to a $34 million reduction in average selling prices partially offset by an $11 million increase in sales volumes. Feedstock and other products revenues for the Cristal operations in the first quarter of 2020 and first nine days of April 2020 were approximately $29 million. Excluding this Cristal related revenue, feedstock and other products revenue decreased $32 million primarily due to lower sales volumes of CP slag, ilmenite, and rutile prime.
On a pro forma basis, for the year ended December 31, 2020, TiO2 revenue was lower by $198 million or 8% compared to the prior year driven by a 7% or $160 million decrease in sales volumes, a 2% decrease in average selling prices impacting revenue by $47 million and a $1 million decrease in product mix. Foreign currency increased TiO2 revenue by $10 million due to the strengthening of the Euro. Zircon revenue declined $27 million, or 9%, due to a 13% decrease in average selling prices partially offset by a 4% increase in sales volumes. Feedstock and other product revenue was lower by $25 million, or 8%, compared to the prior year due to decreases in ilmenite sales and decreases in CP slag sales volumes.
On a reported basis, our gross margin of $621 million for the year ended December 31, 2020 was 23% of net sales compared to 18% of net sales for the same period in 2019. The increase in gross margin is primarily due to:
•the favorable impact of 4 points due to the value of the inventory of Cristal being stepped up to fair value on the acquisition date in the prior year period, which resulted in the recognition of higher expense the prior year period;
•the favorable impact of 4 points due to the synergies realized from the Cristal Transaction;
•the net favorable impact of 3 points due to changes in foreign exchange rates, primarily due to the South African Rand, Euro and Brazilian Real;
•the favorable impact of 1 point due to the recognition of a $19 million charge for contract losses expected to be incurred on the 8120 supply agreement with Venator in the prior year period;
•the unfavorable impact of 3 points primarily due to a decrease in average selling prices of TiO2 and Zircon;
•the unfavorable impact of 2 points due to inflationary cost pressures and unfavorable fixed overhead absorption, including idle facility charges and lower of cost or market charges, on lower volumes as we reduced production to match demand;

•the unfavorable impact of 1 point due to sales volumes and product mix; and
•the unfavorable impact of 1 point due to deferred margin recognized in the year-ago period which did not recur during the current period.
On a pro forma basis, our gross margin of $621 million for the year ended December 31, 2020 was 23% of net sales compared to 21% of net sales for the same period in 2019. The increase in gross margin is primarily due to:
•the favorable impact of 4 points due to the synergies realized from the Cristal Transaction;
•the net favorable impact of 3 points due to changes in foreign exchange rates, primarily due to the South African Rand, Euro and Brazilian Real;
•the favorable impact of 1 point due to sales volumes and product mix;
•the unfavorable impact of 3 points primarily due to a decrease in average selling prices of TiO2 and Zircon;
•the unfavorable impact of 2 points due to inflationary cost pressures and unfavorable fixed overhead absorption, including idle facility charges and lower of cost or market charges, on lower volumes as we reduced production to match demand; and
•the unfavorable impact of 1 point due to deferred margin recognized in the year-ago period which did not recur during the current period.
On a reported basis, selling, general and administrative ("SG&A") expenses remained consistent for the year ended December 31, 2020 compared to the prior year. Given the acquisition of Cristal on April 10, 2019, there are approximately $23 million of expenses in the first quarter of 2020 and the first nine days of April 2020 for which there were no comparable amounts in the same period of the prior year. Excluding the effect of Cristal, SG&A expenses decreased $23 million primarily driven by $13 million of lower professional fees, a decrease of $12 million in travel and entertainment expenses as a result of the COVID-19 pandemic, a $6 million decrease in research and development expenses, lower integration costs of $5 million and lower agent commissions of $3 million partially offset by $12 million increase in employee costs primarily driven by higher incentive compensation, higher costs of $2 million for IT and communication expenses, and higher costs of $3 million related to the transitional service agreement associated with the Cristal acquisition. On a pro forma basis, selling, general and administrative expenses decreased primarily due to $21 million of synergies, lower travel and entertainment expenses of $13 million partially offset by transaction costs of $14 million included in 2020 related to the TTI acquisition of which all transaction costs in 2019 related to the Cristal Transaction were excluded for proforma purposes, $9 million increase in incentive compensation and $6 million due to merit increases.
On both a reported and pro forma basis, we recorded restructuring expenses of $3 million for employee-related costs associated with headcount reductions during the year ended December 31, 2020. See Note 4 of notes to consolidated financial statements.
On a reported basis, income from operations for the year ended December 31, 2020 of $271 million, increased by $176 million or 185% compared to the same period in 2019 which is primarily attributable to the higher gross margin and lower restructuring charges.
On a pro forma basis, income from operations for the year ended December 31, 2020 was $271 million, an increase of $3 million compared to $268 million in the prior year due to lower SG&A expenses and lower restructuring costs partially offset by the lower gross margin in the current year.
On both a reported basis and a proforma basis, Adjusted EBITDA as a percentage of net sales was 24% for the year ended December 31, 2020, an increase of 1 point from 23% in the prior year. On a reported basis, the higher gross profit, as a result of the reflection of synergies related to the Cristal Transaction, were the primary drivers of the year-over-year increase in Adjusted EBITDA percentage. On a proforma basis, the lower SG&A expenses as a result of the reflection of synergies related to the Cristal Transaction, offset by the lower gross profit was the primary driver of the increase in Adjusted EBITDA percentage.
On a reported basis and a pro forma basis, interest expense for the year ended December 31, 2020 decreased by $12 million and $18 million, respectively, compared to the same period in 2019 primarily due to lower average debt outstanding balances and lower average interest rates mainly on the Term Loan Facility and Standard Bank Term Loan Facility.
On a reported and pro forma basis, interest income for the year ended December 31, 2020 decreased by $10 million and $4 million, respectively, compared to the prior year primarily due to lower cash balances from the use of cash and previously restricted cash in the second quarter of 2019 for the acquisition of the Cristal Transaction as well as the overall decrease in interest rates on our cash investments period over period.

Loss on extinguishment of debt of $2 million for the year ended December 31, 2020 resulted from the voluntary prepayment of $200 million on our Term Loan Facility in December 2020.
On a reported basis and pro forma basis, other income (expense), net for the year ended December 31, 2020 primarily consisted of $4 million net realized and unrealized foreign currency gains, an approximate $2 million adjustment associated with a curtailment gain due to the freezing of plan benefits partially offset by pension settlements, and a $11 million reimbursement from claims related to the Ginkgo concentrator failure we inherited as part of the Cristal Transaction, and $5 million associated with the monthly technical service fee relating to the Jazan slagger we receive from AMIC. Refer to Note 24 for further information. On a reported basis, other income (expense), net for the year ended December 31, 2019 primarily consisted of $5 million net realized and unrealized foreign currency gains and a $2 million adjustment associated with a settlement gain related to the Cristal U.S. pension plan.
We maintain full valuation allowances related to the total net deferred tax assets in Australia and the United Kingdom. For entities acquired in the Cristal Transaction, we have full valuation allowances in Australia, Saudi Arabia, and Switzerland. The provisions for income taxes associated with these jurisdictions include no tax benefits with respect to losses incurred and tax expense only to the extent of current tax payments. Additionally, we have valuation allowances against other specific tax assets.
On a reported basis, the effective tax rate was (773)% and (16)% for the years ended December 31, 2020 and 2019, respectively. The large negative effective tax rate for the year ended December 31, 2020 is caused by the release of valuation allowances for deferred tax assets in the U.S. and Brazil, partially offset by the recording of valuation allowances in Saudi Arabia and the U.K. The net impact was $905 million benefit to the income tax provision. Refer to Note 8 for further information. Additionally, the effective tax rates for the years ended December 31, 2020 and 2019 are influenced by a variety of factors, primarily income and losses in jurisdictions with valuation allowances, disallowable expenditures, restructuring impacts, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate.
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
A discussion of our results of operations for the year ended December 31, 2019 versus December 31, 2018 is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operation”, included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Other Comprehensive Income (Loss)
There was an other comprehensive loss of $20 million for the year ended December 31, 2020 compared to other comprehensive income of $11 million for the year ended December 31, 2019 representing a reduction of $31 million year over year. This reduction was primarily driven by negative movements year-over year foreign currency translation adjustments of $23 million coupled with an increase of $7 million of comprehensive losses associated with pension and post retirement plans. Unrecognized losses on derivative instruments of $12 million year over year was largely offset by $11 million of recognized gains on derivatives during the same period.
A discussion of our comprehensive (loss) income for the year ended December 31, 2019 versus December 31, 2018 is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Other Comprehensive (Loss) Income”, included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Liquidity and Capital Resources
During 2020, our liquidity increased by $393 million to $1,041 million.
The table below presents our liquidity, including amounts available under our credit facilities, as of the following dates:

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$619	$302
Available under the Wells Fargo Revolver	285	209
Available under the Standard Credit Facility	68	72
Available under the Emirates Revolver	50	46
Available under the SABB Facility	19	19
Total	$1,041	$648

Historically, we have funded our operations and met our commitments through cash generated by operations, issuance of unsecured notes, bank financings and borrowings under lines of credit. In the next twelve months, we expect that our operations and available borrowings under our debt refinancing and revolving credit agreements (see Note 15 of notes to consolidated financial statements) will provide sufficient cash for our operating expenses, capital expenditures, interest payments and debt repayments. This is predicated on our achieving our forecast which could be negatively impacted by items outside of our control, in particular, macroeconomic conditions including the economic impacts caused by continued impact of the COVID-19 pandemic. Consistent with our actions in 2020 in response to the COVID-19 pandemic, if negative events occur in the future, we may need to reduce our capital spend, cut back on operating costs, and other items within our control to maintain appropriate liquidity.
Working capital (calculated as current assets less current liabilities) was $1.7 billion at December 31, 2020, compared to $1.4 billion at December 31, 2019.
As of and for the year ended December 31, 2020, the non-guarantor subsidiaries of our Senior Notes due 2025 represented approximately 17% of our total consolidated liabilities, approximately 27% of our total consolidated assets, approximately 42% of our total consolidated net sales and approximately 45% of our Consolidated EBITDA (as such term is defined in the 2025 Indenture). In addition, as of December 31, 2020, our non-guarantor subsidiaries had $791 million of total consolidated liabilities (including trade payables but excluding intercompany liabilities), all of which would have been structurally senior to the 2025 Notes. See Note 15 of notes to consolidated financial statements for additional information.
At December 31, 2020, we had outstanding letters of credit and bank guarantees of $71 million. See Note 15 of notes to consolidated financial statements.
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
As of December 31, 2020, our credit rating with Moody’s and Standard & Poor’s changed from December 31, 2019 from B1 positive to B1 stable outlook and from B stable to B negative outlook, respectively.
Cash and Cash Equivalents
We consider all investments with original maturities of three months or less to be cash equivalents. As of December 31, 2020, our cash and cash equivalents were invested in money market funds and we also receive earnings credits for some balances left in our bank operating accounts. We maintain cash and cash equivalents in bank deposit and money market accounts that may exceed federally insured limits. The financial institutions where our cash and cash equivalents are held are highly rated and geographically dispersed, and we have a policy to limit the amount of credit exposure with any one institution. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk.
The use of our cash includes payment of our operating expenses, capital expenditures, servicing our interest and debt repayment obligations, making pension contributions and making quarterly dividend payments.
Repatriation of Cash
At December 31, 2020, we held $619 million in cash and cash equivalents in these respective jurisdictions: $298 million in the United States, $49 million in South Africa, $80 million in Australia, $75 million in Brazil, $33 million in Saudi Arabia, $33 million in China, $50 million in Europe and $1 million in India. Our credit facilities limit transfers of funds from subsidiaries in the United States to certain foreign subsidiaries. In addition, at December 31, 2020, we held $29 million of restricted cash of which $18 million is in Europe and is related to the termination fee associated with the TTI acquisition, $10 million is in Australia related to performance bonds and $1 million is in Saudi Arabia related to vendor supply agreement guarantees.
Tronox Holdings plc has foreign subsidiaries with undistributed earnings at December 31, 2020. We have made no provision for deferred taxes related to these undistributed earnings because they are considered indefinitely reinvested in the foreign jurisdictions.
Debt Obligations

In March 2020, under an abundance of caution given the uncertainty associated with the COVID-19 pandemic, the Company took precautionary measures and drew down $200 million in the aggregate of its outstanding borrowings under its Wells Fargo, Standard Bank, and Emirates revolvers in order to increase liquidity and preserve financial flexibility. As discussed below, the Company repaid the outstanding balances of these short-term credit facilities with a portion of the proceeds of the $500 million 6.5% senior secured notes due 2025. Additionally, during the twelve months ended December 31, 2020, our KSA subsidiary drew down $13 million on its SABB Credit Facility for local working capital purposes. During the fourth quarter of 2020, the Company repaid the full $13 million on the SABB Credit Facility. At December 31, 2020, there were no short term debt balances with the exception of the $58 million included in "Long term debt due within one year" on the Consolidated Balance Sheet.

In December 2020, the Company made a voluntary prepayment of $200 million on the Term Loan Facility. No prepayment penalties were required as result of this principal prepayment. As a result of the prepayment, we recorded approximately $2 million in "Loss on extinguishment of debt" in our Consolidated Statement of Operations.
At December 31, 2020 and 2019, our long-term debt, net of unamortized discount and debt issuance costs was $3.3 billion and $3.0 billion, respectively.
At both December 31, 2020 and 2019, our net debt (the excess of our debt over cash and cash equivalents) was $2.7 billion. See Note 15 of notes to consolidated financial statements.
In January 2021, the Company announced the termination of the TTI Acquisition. As a result of the termination, the Company paid to the seller, Eramet, an $18 million termination fee in January 2021. The $18 million was recorded within "Restricted Cash" on our Consolidated Balance Sheet as of December 31, 2020. Additionally, consistent with our previously stated capital allocation priorities, the Company anticipates making a voluntary repayment of $300 million on the Term Loan Facility during the first quarter of 2021 from the cash on our Consolidated Balance Sheet originally intended for the TTI acquisition.
On February 22, 2021, we announced the launch of a possible refinancing of (a) our First Lien Term Loan Credit Agreement, dated as of September 22, 2017, with a new term loan facility, and (b) our Revolving Syndicated Facility Agreement, dated as of September 22, 2017, with a new cash flow revolving facility.
Cash Flows
Years Ended December 31, 2020 and 2019
The following table presents cash flow from continuing operations for the periods indicated:

	Year Ended December 31,
	2020	2019
	(Millions of U.S. dollars)
Net cash provided by operating activities	$355	$412
Net cash used in investing activities	(229)	(1,185)
Net cash provided by (used in) financing activities	214	(638)
Net cash provided by discontinued operations	—	28
Effect of exchange rate changes on cash	(3)	(2)
Net increase (decrease) in cash and cash equivalents	$337	$(1,385)

Cash Flows provided by Operating Activities — Cash provided by our operating activities is driven by net income from continuing operations adjusted for non-cash items and changes in working capital items. The following table summarizes our net cash provided by (used in) operating activities for 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(Millions of U.S. dollars)
Net income (loss) from continuing operations	$995	$(102)
Net adjustments to reconcile net income (loss) to net cash provided by operating activities	(488)	456
Income related cash generation	507	354
Net change in assets and liabilities	(152)	58
Net cash provided by our operating activities	$355	$412

Net cash provided by operating activities was $355 million in 2020 as compared to net cash provided by operating activities of $412 million in 2019. The decrease of $57 million period over period is primarily due to an increase of $210 million use of cash for net assets and liabilities which more than offset a $153 million improvement in net income from continuing operations - net of non-cash adjustments. The higher use of cash for working capital was primarily driven by increases in accounts receivable, inventories and prepaid and other current assets of $49 million, $21 million and $29 million, respectively. These increases were coupled with an increased use of cash in long-term other assets and liabilities of $68 million.
Cash Flows used in Investing Activities — Net cash used in investing activities for the year ended December 31, 2020 was $229 million as compared to $1,185 million for the year ended December 31, 2019. The $956 million decrease in use of cash year over year is primarily driven by the cash paid of approximately $1,675 million for the acquisition of Cristal partially offset by the proceeds of $701 million received from the sale of the Cristal North America business in the prior period. Capital expenditures of $195 million during the current year were slightly lower than prior year capital expenditure levels of $198 million, which is attributable to a decrease in capital spending during the current year in an effort to preserve liquidity due to the COVID-19 pandemic partially offset by prior year capital expenditures not including Cristal for the first three months and first nine days of April of 2019 as the Cristal Transaction closed on April 10, 2020. In addition, the current year also includes $36 million for a loan to AMIC related to a titanium slag smelter facility (see Note 24 of notes to the consolidated financial statements) as compared to $25 million in the prior period.
Cash Flows (used in) provided by Financing Activities — Net cash provided by financing activities during the year ended December 31, 2020 was $214 million as compared to cash used in financing activities of $638 million for the year ended December 31, 2019. The current year is primarily comprised of $500 million proceeds from the issuances of the 6.5% Senior Secured Notes due 2025 (see Note 15 to the notes to the consolidated financial statements). Partially offsetting these proceeds was a use of cash of $233 million for the repayment of long-term debt, primarily on the Term Loan Facility, $40 million for dividend payments and $10 million for debt issuance costs. The cash used in financing activities during the year ended December 31, 2019 was primarily driven by repayments of long term debt of $387 million versus proceeds of only $222 million from debt, repurchases of common stock of $288 million, the Company's redemption of Exxaro's 26% ownership interest in one of Tronox's South African subsidiary (see Note 24 of notes to consolidated financial statements) for $148 million and $27 million of dividends paid.
Years Ended December 31, 2019 and 2018
A discussion of our cash flows for the year ended December 31, 2019 versus December 31, 2018 is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cash Flows”, included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Contractual Obligations
The following table sets forth information relating to our contractual obligations as of December 31, 2020:

		Contractual Obligation Payments Due by Period(3)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
		(Millions of U.S. dollars)
Long-term debt and lease financing (including interest)(1)	$4,123	$226	$441	$2,812	$644
Purchase obligations(2)	575	194	146	100	135
Operating leases	204	44	43	24	93
Pension and other post-retirement benefit obligations(4)	326	39	67	65	155
Asset retirement obligations(5)	436	2	35	31	368
Total	$5,664	$505	$732	$3,032	$1,395
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
(4)Pension and other post-retirement benefit ("OPEB") obligations of $326 million include estimates of pension plan contributions and expected future benefit payments for unfunded pension and OPEB plans. Pension plan contributions are forecasted for 2021 only. Expected future unfunded pension and OPEB benefit payments are forecasted only through 2030. Contribution and unfunded benefit payment estimates are based upon current valuation assumptions. Estimates of pension contributions after 2021 and unfunded benefit payments after 2030 are not included in the table because the timing of their resolution cannot be estimated. Refer to Note 23 in notes to consolidated financial statements for further discussion on our pension and OPEB plans.
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
The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Net (loss) income, (U.S. GAAP)	$995	$(97)	$30
Income (loss) from discontinued operations, net of tax (see Note 6), (U.S. GAAP)	—	5	—
Net (loss) income from continuing operations, (U.S. GAAP)	995	(102)	30
Interest expense	189	201	193
Interest income	(8)	(18)	(33)
Income tax provision	(881)	14	13
Depreciation, depletion and amortization expense	304	280	195
EBITDA (non-U.S. GAAP)	599	375	398
Inventory step-up(a)	—	98	—
Impairment loss(b)	—	—	31
Contract loss(c)	—	19	—
Share-based compensation(d)	30	32	21
Transaction costs(e)	14	32	66
Restructuring(f)	3	22	—
Integration costs(g)	10	16	—
Loss on extinguishment of debt(h)	2	3	30
Foreign currency remeasurement(i)	(4)	(6)	(28)
Pension settlement and curtailment gains(j)	(2)	(1)	(3)
Charge for capital gains tax payment to Exxaro(k)	—	4	—
Reversal of accrual related to tax settlement(l)	—	—	(11)
Insurance proceeds(m)	(11)	—	—
Other items(n)	27	21	9
Adjusted EBITDA (non-U.S. GAAP)	$668	$615	$513
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
(e)2020 amount represents transaction costs associated with the TTI acquisition which were recorded in "Selling, general and administrative expenses" in the Consolidated Statement of Operations. 2019 and 2018 amounts represent transaction costs associated with the Cristal Transaction which were recorded in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.
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
(h)2020 amount represents the loss in connection with a voluntary prepayment on the Term Loan Facility. See Note 15 of notes to consolidated financial statements. 2019 amount represents the loss in connection with the modification of the Wells Fargo Revolver and termination of the ABSA Revolver and a voluntary prepayment made on the Term Loan Facility. 2018 amount represents the $30 million loss in connection with the redemption of senior notes, including a call premium of $22 million.
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

(j)2020 amount represents a curtailment gain due to the freezing of plan benefits partially offset by pension settlements. 2019 amount represents settlement gain related to the U.S. Pension Plan (acquired as part of the Cristal Transaction). 2018 amount represents settlement gain related to the former U.S. postretirement medical plan.
(k)Represents the payment to Exxaro for capital gains tax on the disposal of its ordinary shares in Tronox Holdings plc included in "Other income (expense), net" in the Consolidated Statements of Operations.
(l)Represents the reversal of an accrual as a result of a tax settlement.
(m)2020 amount represents reimbursement from claims related to the Ginkgo concentrator failure we inherited as a part of the Cristal Transaction.
(n)Includes noncash pension and postretirement costs, accretion expense, severance expense, and other items included in “Selling general and administrative expenses” and “Cost of goods sold” in the Consolidated Statements of Operations.
The following table reconciles net  income from continuing operations to Adjusted EBITDA on a pro forma basis for the periods presented (see footnotes under the as reported Adjusted EBITDA table for discussion of adjustments to derive Adjusted EBITDA):

	Year Ended December 31,
	2020	2019
Net income from continuing operations (U.S. GAAP)	$995	$41
Interest expense	189	207
Interest income	(8)	(12)
Income tax provision	(881)	31
Depreciation, depletion and amortization expense	304	323
EBITDA (non-U.S. GAAP)	599	590
Share-based compensation	30	32
Transaction costs	14	—
Restructuring	3	22
Integration Costs	10	16
Loss on extinguishment of debt	2	3
Foreign currency remeasurement	(4)	(6)
Pension settlement and curtailment gains	(2)	(1)
Charge for capital gains tax payment to Exxaro	—	4
Insurance proceeds	(11)	—
Other items	27	21
Adjusted EBITDA (non-U.S. GAAP)	$668	$681

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
Asset Retirement Obligations
To the extent a legal obligation exists, an asset retirement obligation (“ARO”) is recorded at its estimated fair value and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. Because AROs represent financial obligations to be settled in the future, uncertainties exist in estimating the timing and amount of the associated costs to be incurred. Fair value is measured using expected future cash outflows, adjusted for expected inflation and discounted at our credit-adjusted risk-free interest rate. No market-risk premium has been included in our calculation of ARO balances since we can make no reliable estimate. Management believes these estimates and assumptions are reasonable; however, they are inherently uncertain. Refer to Notes 19 to the consolidated financial statements for a summary of the estimates and assumptions utilized. At December 31, 2020, AROs were $166 million of which the long-term portion of $157 million is recorded in "Asset retirement obligations" and the short-term portion of $9 million is recorded in "Accrued liabilities" in the Consolidated Balance Sheet.
Environmental Matters
Liabilities for environmental matters are recognized when remedial efforts are probable and the costs can be reasonably estimated. Such liabilities are based on our best estimate of the undiscounted future costs required to complete the remedial work. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information becomes available. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other potentially responsible parties, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range or reasonably possible environmental loss in excess of our recorded liabilities. At December 31, 2020, environmental liabilities were $67 million, primarily related to the Cristal Transaction (see Note 3 to the consolidated financial statements).
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

Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided against a deferred tax asset when it is more likely than not that all or some portion of the deferred tax asset will not be realized. We periodically assess the likelihood that we will be able to recover our deferred tax assets, and reflect any changes in our estimates in the valuation allowance with a corresponding adjustment to earnings or other comprehensive income (loss) as appropriate. ASC 740, Income Taxes, requires that all available positive and negative evidence be weighted to determine whether a valuation allowance should be recorded.

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

Expected Return on Plan Assets — In forming the assumption of the long-term rate of return on plan assets, we consider the expected earnings on funds already invested, earnings on contributions expected to be made in the current year, and earnings on reinvested returns. The long-term rate of return estimation methodology for the plans is based on a capital asset pricing model using historical data and a forecasted earnings model. An expected return on plan assets analysis is performed which incorporates the current portfolio allocation, historical asset-class returns, and an assessment of expected future performance using asset-class risk factors. A 100 basis point change in these expected long-term rates of return, with all other variables held constant, would change our pension expense by approximately $5 million.

Discount Rate — The discount rates selected for estimation of the actuarial present value of the benefit obligations are determined based on the prevailing market rate for high-quality, fixed-income debt instruments with maturities corresponding to the expected timing of benefit payments as of the annual measurement date for each of the various plans. These rates change from year to year based on market conditions that affect corporate bond yields. A 100 basis points change in discount rates, with all other variables held constant, would decrease/increase our pension expense by approximately $2 million. A 100 basis points reduction in discount rates would increase the PBO by approximately $80 million whereas a 100 basis point increase in discount rates would have a favorable impact to the PBO of approximately $68 million.

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
Refer to Item 3. Legal Proceedings for further information.

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
The following unaudited pro forma information includes:
•Pro forma statement of operations for the year ended December 31, 2019
•Pro forma Adjusted EBITDA for the year ended December 31, 2019
Proforma Information for the year ended December 31, 2020:
For the year ended December 31, 2020, the pro forma statement of operations and pro forma Adjusted EBITDA information were the same as the as reported statement of operations and as reported Adjusted EBITDA information.

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
Credit Risk
Credit risk is the risk that a borrower or a counterparty will fail to meet their obligations. A significant portion of our liquidity is concentrated in trade accounts receivable that arise from sales of our products to customers. In the case of TiO2, the high level of industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. We have significant exposure to credit risk in industries that are affected by cyclical economic fluctuations. We perform ongoing credit evaluations of our customers from time to time, as deemed appropriate, to mitigate credit risk but generally do not require collateral. Our contracts typically enable us to tighten credit terms if we perceive additional credit risk; however, historic losses due to write offs of bad debt have been relatively low. In addition, due to our international operations, we are subject to potential trade restrictions and sovereign risk in certain countries in which we operate. We maintain allowances for potential credit losses based on specific customer review and current financial conditions. During 2020, 2019 and 2018 our ten largest third-party customers represented 32%, 31%, and 37%, respectively, of our consolidated net sales. During 2020, 2019, and 2018, no single customer accounted for 10% of our consolidated net sales.
Interest Rate Risk
Interest rate risk arises from the possibility that changes in interest rates will impact our financial results. We are exposed to interest rate risk on our floating rate debt, the Term Loan Facility, Standard Bank Term Loan Facility, Tikon Loan and Wells Fargo, Standard Bank Revolver and Emirates Revolver balances. Using a sensitivity analysis as of December 31, 2020, a hypothetical 1% increase in interest rates would result in a net decrease to pre-tax income of approximately $7 million on an annualized basis. This is due to the fact that earnings on our interest earning financial assets of $306 million at December 31, 2020 would increase by the full 1%, offsetting the impact of a 1% increase in interest expense on our floating rate debt of $1.0 billion.
During 2019, we entered into interest-rate swap agreements for a portion of our Term Loan Facility, which effectively convert the variable rate to a fixed rate for a portion of the loan. The agreements expire in September 2024. The Company's objectives in using the interest-rate swap agreements are to add stability to interest expense and to manage its exposure to interest rate movements.
Currency Risk
Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact our balance sheets due to the translation of our assets and liabilities denominated in foreign currencies, as well as our earnings due to the translation of certain of our subsidiaries’ statements of operations from local currencies to U.S. dollars, as well as due to remeasurement of assets and liabilities denominated in currencies other than a subsidiary’s functional currency. A significant portion of our Adjusted EBITDA is derived from jurisdictions that are subject to currency risk with Australia, Europe and South Africa representing the largest contributors. We manufacture and market our products in a number of countries throughout the world and, as a result, are exposed to changes in foreign currency exchange rates, particularly in Australia, Brazil, China, South Africa, the Netherlands and the United Kingdom. The exposure is more prevalent in South Africa and Australia as the majority of revenues are earned in U.S. dollars while expenses are primarily incurred in local currencies. Since we are exposed to movements in the South African rand and the Australian Dollar versus the U.S. dollar, we may enter into forward contracts to buy and sell foreign currencies as “economic hedges” for these foreign currency transactions.
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
As of December 31, 2020, we had notional amounts of 330 million Australian dollars (approximately $254 million at December 31, 2020 exchange rate) that expire between January 29, 2021 and December 30, 2021 to reduce the exposure of our Australian subsidiaries’ cost of sales to fluctuations in currency rates. All of our existing foreign currency contracts that reduced the exposure of our South African subsidiaries' third party sales to fluctuations in currency rates had expired as of December 31, 2020. At December 31, 2020 and December 31, 2019, there was an unrealized net gain of $58 million and an unrealized net gain of $30 million, respectively, recorded in "Accumulated other comprehensive loss" on the Consolidated Balance Sheet.

From time to time, we enter into foreign currency contracts to reduce exposure of our subsidiaries’ balance sheet accounts not denominated in our subsidiaries’ functional currency to fluctuations in foreign currency exchange rates. At December 31, 2020, the fair value of the foreign currency contracts was a gain of $7 million.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tronox Holdings plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Tronox Holdings plc and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income (loss), of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Assessment of the Realizability of the U.S. Deferred Tax Assets

As described in Note 8 to the consolidated financial statements, the Company determined sufficient positive evidence existed to reverse a portion of the valuation allowance attributable to the deferred tax assets associated with its operations in the U.S. This reversal resulted in a non-cash deferred tax benefit of $909 million in 2020. Management’s analysis to assess the realizability of the U.S. deferred tax assets considered positive and negative evidence, including (i) three years of cumulative income for its U.S. subsidiaries, (ii) continuing and improved profitability over the last twelve months in the U.S. jurisdiction, (iii) estimates of continued profitability based on updates to the Company’s forecasts, (iv) changes in the factors that drove losses in the past, primarily interest expenses incurred in the U.S., and (v) risk that certain deferred tax assets may be subject to limitation under IRC Section 382.

The principal considerations for our determination that performing procedures relating to the assessment of the realizability of the U.S. deferred tax assets is a critical audit matter are the significant judgment by management in determining the amount and period when the valuation allowance is to be released, which in turn led to a high degree of auditor judgement, subjectivity and effort in performing procedures and evaluating audit evidence relating to management’s assessment of the realizability of deferred tax assets, and management’s significant assumptions relating to estimates of continued profitability and expected utilization of deferred tax assets considering the risk they may be subject to limitation under IRC Section 382.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the assessment of the realizability of the U.S. deferred tax assets, including controls over the determination of projected taxable income and expected utilization of deferred tax assets. These procedures also included, among others (i) testing the completeness and accuracy of underlying data used by management, (ii) evaluating management’s assessment of the realizability of deferred tax assets in the U.S., and (iii) evaluating the reasonableness of management’s significant assumptions related to estimates of continued profitability and expected utilization of deferred tax assets. Evaluating management’s significant assumptions involved evaluating whether the assumptions were reasonable considering the current and past performance of the Company’s U.S. subsidiaries and whether the assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Stamford, Connecticut
February 23, 2021

We have served as the Company’s auditor since 2014.

TRONOX HOLDINGS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Millions of U.S. dollars, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Net sales	$2,758	$2,642	$1,819
Cost of goods sold	2,137	2,159	1,321
Contract loss	—	19	—
Gross profit	621	464	498
Selling, general and administrative expenses	347	347	267
Restructuring	3	22	—
Impairment loss	—	—	31
Income from operations	271	95	200
Interest expense	(189)	(201)	(193)
Interest income	8	18	33
Loss on extinguishment of debt	(2)	(3)	(30)
Other income (expense), net	26	3	33
Income (loss) from continuing operations before income taxes	114	(88)	43
Income tax benefit (provision)	881	(14)	(13)
Net income (loss) from continuing operations	995	(102)	30
Net income from discontinued operations, net of tax	—	5	—
Net income (loss)	995	(97)	30
Net income attributable to noncontrolling interest	26	12	37

Net income (loss) attributable to Tronox Holdings plc	$969	$(109)	$(7)

Net income (loss) per share, basic:
Continuing operations	$6.76	$(0.81)	$(0.06)
Discontinued operations	$—	$0.03	$—
Net income (loss) per share, basic	$6.76	$(0.78)	$(0.06)

Net income (loss) per share, diluted:
Continuing operations	$6.69	$(0.81)	$(0.06)
Discontinued operations	$—	$0.03	$—
Net income (loss) per share, diluted	$6.69	$(0.78)	$(0.06)

Weighted average shares outstanding, basic (in thousands)	143,355	139,859	122,881
Weighted average shares outstanding, diluted (in thousands)	144,906	139,859	122,881
See notes to consolidated financial statements.

TRONOX HOLDINGS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Millions of U.S. dollars)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$995	$(97)	$30
Other comprehensive income (loss):
Foreign currency translation adjustments	(4)	19	(177)
Pension and postretirement plans (See Note 23):
Actuarial losses, net of taxes of $5, $1 and less than $1 in 2020, 2019 and 2018, respectively	(20)	(11)	(5)
Amortization of unrecognized actuarial losses, net of taxes of less than $1 in 2020, 2019, and 2018	4	2	3
Settlement gain reclassified from accumulated other comprehensive loss to the Consolidated Statements of Operations (no tax impact)	—	—	(3)
Total pension and postretirement losses	(16)	(9)	(5)
Realized losses (gains) on derivative instruments reclassified from accumulated other comprehensive loss to the Consolidated Statements of Operations	4	(7)	—
Unrealized (losses) gains on derivative financial instruments, (net of taxes of $5, $5 in 2020 and 2019, respectively and no tax impact in 2018; See Note 16)	(4)	8	1

Other comprehensive (loss) income	(20)	11	(181)

Total comprehensive income (loss)	$975	$(86)	$(151)

Comprehensive income (loss) attributable to noncontrolling interest:
Net income	26	12	37
Foreign currency translation adjustments	(16)	16	(44)

Comprehensive income (loss) attributable to noncontrolling interest	10	28	(7)

Comprehensive income (loss) attributable to Tronox Holdings plc	$965	$(114)	$(144)
See notes to consolidated financial statements.

TRONOX HOLDINGS PLC
CONSOLIDATED BALANCE SHEETS
(Millions of U.S. dollars, except share and per share data)

	December 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$619	$302
Restricted cash	29	9
Accounts receivable (net of allowance of $5 in 2020 and $5 in 2019)	540	482
Inventories, net	1,137	1,131
Prepaid and other assets	200	143
Income taxes receivable	4	6
Total current assets	2,529	2,073
Noncurrent Assets
Property, plant and equipment, net	1,759	1,762
Mineral leaseholds, net	803	852
Intangible assets, net	201	208
Lease right of use assets, net	81	101
Deferred tax assets	1,020	110
Other long-term assets	175	162
Total assets	$6,568	$5,268

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$356	$342
Accrued liabilities	350	283
Short-term lease liabilities	39	38
Long-term debt due within one year	58	38
Income taxes payable	2	1
Total current liabilities	805	702
Noncurrent Liabilities
Long-term debt, net	3,263	2,988
Pension and postretirement healthcare benefits	146	160
Asset retirement obligations	157	142
Environmental liabilities	67	65
Long-term lease liabilities	41	62
Deferred tax liabilities	176	184
Other long-term liabilities	42	49
Total liabilities	4,697	4,352

Commitments and Contingencies - Note 20
Shareholders’ Equity
Tronox Holdings plc ordinary shares, par value $0.01 — 143,557,479 shares issued and outstanding at December 31, 2020 and 141,900,459 shares issued and outstanding at December 31, 2019	1	1
Capital in excess of par value	1,873	1,846
Retained Earnings (accumulated deficit)	434	(493)
Accumulated other comprehensive loss	(610)	(606)
Total Tronox Holdings plc shareholders’ equity	1,698	748
Noncontrolling interest	173	168
Total equity	1,871	916
Total liabilities and equity	$6,568	$5,268
See notes to consolidated financial statements.

TRONOX HOLDINGS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of U.S. dollars)

	Year Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities:
Net (loss) income	$995	$(97)	$30
Net income (loss) from discontinued operations, net of tax	—	5	—
Net (loss) income from continuing operations	995	(102)	30
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by operating activities, continuing operations:
Depreciation, depletion and amortization	304	280	195
Deferred income taxes	(899)	(9)	(21)
Share-based compensation expense	30	32	21
Amortization of deferred debt issuance costs and discount on debt	10	8	11
Loss on extinguishment of debt	2	3	30
Contract loss	—	19	—
Impairment loss	—	—	31
Acquired inventory step-up recognized in earnings	—	98	—
Other non-cash affecting net income (loss)	65	25	(9)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(49)	78	(11)
(Increase) decrease in inventories, net	(21)	(59)	(47)
(Increase) decrease in prepaid and other assets	(29)	20	4
Increase (decrease) in accounts payable and accrued liabilities	17	67	(51)
Net changes in income tax payables and receivables	(2)	(13)	10
Changes in other non-current assets and liabilities	(68)	(35)	(23)
Cash provided by operating activities – continuing operations	355	412	170

Cash Flows from Investing Activities:
Capital expenditures	(195)	(198)	(117)
Cristal Acquisition	—	(1,675)	—
Proceeds from sale of Ashtabula	—	701	—
Insurance proceeds	1	10	—
Proceeds from sale of businesses	—	—	6
Loans	(36)	(25)	(64)
Proceeds from the sale of assets	1	2	1
Cash used in investing activities – continuing operations	(229)	(1,185)	(174)

Cash Flows from Financing Activities:
Repayments of short-term debt	(13)	—	—
Repayments of long-term debt	(233)	(387)	(606)
Proceeds from short-term debt	13	—	—
Proceeds from long-term debt	500	222	615
Repurchase of common stock	—	(288)	—
Acquisition of noncontrolling interest	—	(148)	—
Debt issuance costs	(10)	(4)	(10)
Call premium paid	—	—	(22)
Dividends paid	(40)	(27)	(23)
Restricted stock and performance-based shares settled in cash for taxes	(3)	(6)	(6)
Proceeds from the exercise of warrants and options	—	—	6
Cash provided by (used in) financing activities – continuing operations	214	(638)	(46)

Discontinued Operations:
Cash provided by operating activities	—	29	—
Cash used in investing activities	—	(1)	—
Net cash flows provided by discontinued operations	—	28	—

Effects of exchange rate changes on cash and cash equivalents and restricted cash	(3)	(2)	(23)

Net increase (decrease) in cash and cash equivalents and restricted cash	337	(1,385)	(73)
Cash and cash equivalents and restricted cash at beginning of period	311	1,696	1,769

Cash and cash equivalents and restricted cash at end of period - continuing operations	$648	$311	$1,696

Supplemental cash flow information - continuing operations:
Interest paid, net	$159	$188	$184

Income taxes paid	$17	$34	$28
See notes to consolidated financial statements.

TRONOX HOLDINGS PC
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Millions of U.S. dollars)

	Tronox Holdings plc Ordinary Shares (in thousands)	Tronox Holdings plc Ordinary Shares (amount)	Capital in Excess of par Value	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Tronox Limited Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at January 1, 2018	121,271	$1	$1,558	$(327)	$(403)	$829	$186	$1,015
Net (loss) income	—	—	—	(7)	—	(7)	37	30
Other comprehensive income	—	—	—	—	(137)	(137)	(44)	(181)
Shares-based compensation	1,426	—	21	—	—	21	—	21
Shares cancelled	(316)	—	(6)	—	—	(6)	—	(6)
Ordinary share dividends ($0.045 per share)	—	—	—	(23)	—	(23)	—	(23)
Warrants and options exercised	553	—	6	—	—	6	—	6

Balance at December 31, 2018	122,934	$1	$1,579	$(357)	$(540)	$683	$179	$862
Net (loss) income	—	—	—	(109)	—	(109)	12	(97)
Other comprehensive income	—	—	—	—	(5)	(5)	16	11
Shares-based compensation	3,347	—	32	—	—	32	—	32
Shares issued for acquisition	37,580	—	526	—	—	526	—	526
Shares repurchased and cancelled	(21,453)	—	(288)	—	—	(288)	—	(288)
Shares cancelled	(508)	—	(6)	—	—	(6)	—	(6)
Acquisition of noncontrolling interest	—	—	3	—	(61)	(58)	(90)	(148)
Cristal acquisition	—	—	—	—	—	—	51	51
Ordinary share dividends ($0.045 per share)	—	—	—	(27)	—	(27)	—	(27)

Balance at December 31, 2019	141,900	$1	$1,846	$(493)	$(606)	$748	$168	$916
Net (loss) income	—	—	—	969	—	969	26	995
Other comprehensive loss	—	—	—	—	(4)	(4)	(16)	(20)
Shares-based compensation	2,032	—	30	—	—	30	—	30
Shares cancelled	(375)	—	(3)	—	—	(3)	—	(3)

Measurement period adjustment related to Cristal acquisition	—	—	—	—	—	—	(3)	(3)
Minority interest dividend	—	—	—	—	—	—	(2)	(2)
Ordinary share dividends ($0.07 per share)	—	—	—	(42)	—	(42)	—	(42)

Balance at December 31, 2020	143,557	$1	$1,873	$434	$(610)	$1,698	$173	$1,871
See notes to consolidated financial statements.

TRONOX HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Millions of U.S. dollars, except share, per share and metric tons data or unless otherwise noted)
1.    The Company

Tronox Holdings plc (referred to herein as "Tronox", the "Company", "we", "us", or "our") operates titanium-bearing mineral sand mines and smelter operations in Australia, South Africa and Brazil to produce feedstock materials that can be processed into TiO2 for pigment, high purity titanium chemicals, including titanium tetrachloride, and Ultrafine© titanium dioxide used in certain specialty applications. It is our long-term strategic goal to be vertically integrated and consume all of our feedstock materials in our own nine TiO2 pigment facilities which we operate in the United States, Australia, Brazil, UK, France, the Netherlands, China and the Kingdom of Saudi Arabia (“KSA”). We believe that vertical integration is the best way to achieve our ultimate goal of delivering low cost, high-quality pigment to our coatings and other TiO2 customers throughout the world. The mining, beneficiation and smelting of titanium bearing mineral sands creates meaningful quantities of zircon, which we also supply to customers around the world.

We are a public limited company formed under the laws of England and Wales. Tronox was formerly listed on the New York Stock Exchange as Tronox Limited, a company formed under the laws of Western Australia. However, in March 2019, we re-domiciled to the United Kingdom, and as a result of the re-domiciling, Tronox Limited became a wholly-owned subsidiary of Tronox Holdings plc. Another significant corporate milestone occurred on April 10, 2019 when we completed the acquisition from National Industrialization Company ("Tasnee") of the TiO2 business of The National Titanium Dioxide Company Limited (“Cristal”) (the “Cristal Transaction”). The Cristal Transaction doubled our size and expanded the number of TiO2 pigment facilities we operate from three to nine and gave us control of several new mines, particularly in Australia. In order to obtain regulatory approval for the Cristal Transaction, we were required to divest Cristal's North American TiO2 business, which was sold in May 2019. See Note 3 for further details on the Cristal Transaction.

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
2.    Significant Accounting Policies
Foreign Currency
The U.S. dollar is our reporting currency for our consolidated financial statements in U.S. GAAP. We determine the functional currency of each subsidiary based on a number of factors, including the predominant currency for revenues, expenditures and borrowings. Adjustments from the remeasurement of non-functional currency monetary assets and liabilities are recorded in “Other income (expense), net” in the Consolidated Statements of Operations. When a subsidiary’s functional currency is not the U.S. dollar, translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are recorded in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets.
Translation adjustments on intercompany foreign currency receivables and payables that are not expected to be settled in the foreseeable future are reported in the same manner as translation adjustments.
Revenue Recognition

We recognize revenue at a point in time when the customer obtains control of the promised products. For most transactions this occurs when products are shipped from our manufacturing facilities or at a later point when control of the products transfers to the customer at a specified destination or time. All amounts billed to a customer in a sales transaction related to shipping and handling represent revenues earned and are reported as “Net sales” in the Consolidated Statements of Operations. Accruals are made for sales returns, rebates and other allowances, which are recorded in “Net sales” in the Consolidated Statements of Operations and are based on our historical experience and current business conditions. Additionally, we have elected the practical expedient to exclude sales taxes and similar taxes that we collect from customers on behalf of government authorities from the revenue transaction price. See Note 5.
Cost of Goods Sold
Cost of goods sold includes costs for purchasing, receiving, manufacturing, and distributing products, including raw materials, energy, labor, depreciation, depletion, shipping and handling, freight, warehousing, and other production costs.
Research and Development
Research and development costs, included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations comprised of salaries, building costs, utilities, administrative expenses, third party research, and allocations of corporate costs, were $12 million, $17 million, and $11 million during 2020, 2019, and 2018, respectively, and were expensed as incurred.
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
At December 31, 2020, we had restricted cash of $29 million comprised of $18 million in Europe related to the termination fee associated with the TTI acquisition, $10 million in Australia related to outstanding performance bonds and $1 million in Saudi Arabia related to vendor supply agreement guarantees. At December 31, 2019, included in restricted cash was $9 million primarily in Australia related to outstanding performance bonds.
Accounts Receivable, net of allowance for credit losses
We perform credit evaluations of our customers, and take actions deemed appropriate to mitigate credit risk. Only in certain specific occasions do we require collateral in the form of bank or parent company guarantees or guarantee payments. We maintain allowances for potential credit losses based on specific customer review and current financial conditions.
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
Intangible assets are stated at cost less accumulated amortization and are amortized on a straight-line basis over their estimated useful lives, which generally range from 3 to 20 years. See Note 13.
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
Defined Benefit Pension and Postretirement Benefit Plans
We recognize the funded status of our defined benefit pension plans and postretirement benefit plans in the Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at the measurement date. The benefit obligation for the defined benefit plans is the projected benefit obligation (PBO), which represents the actuarial present value of benefits expected to be paid upon retirement based on employee services already rendered and estimated future compensation levels. The benefit obligation for our postretirement benefit plans is the accumulated postretirement benefit obligation (APBO), which represents the actuarial present value of postretirement benefits attributed to employee services already rendered. The fair value of plan assets related to our defined benefit plan represents the current market value of assets held in a trust fund, which is established for the sole benefit of plan participants.
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
Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (“Topic 740”): Simplifying the Accounting for Income Taxes. The standard simplifies the accounting for income taxes by removing the exceptions to the incremental approach for intraperiod tax allocation, the requirement to recognize deferred tax liability for equity method investments, the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary, and the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020 with early adoption permitted. We do not believe this standard will have a material impact on our consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform Financial Reporting”. This amendment is elective in nature. Amongst other aspects, this standard provides for practical expedients and exceptions to current accounting standards that reference a rate which is expected to be dissolved (e.g. London Interbank Offered Rate “LIBOR”) as it relates to hedge accounting, contract modifications and other transactions that reference this rate, subject to meeting certain criteria. The standard is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of the standard.

3. Acquisitions and Related Divestitures

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
Pursuant to the definitive agreement, we were required to pay to Eramet S.A. a termination fee of $18 million if the agreement is terminated as a result of a failure to satisfy certain regulatory approvals prior to May 13, 2021. During the second quarter of 2020, upon signing of the definitive agreement to acquire TTI, we placed $18 million into an escrow account with a third-party financial institution.
One of the conditions to the transaction was the obtaining of certain regulatory approvals that would include UK Competition and Markets Authority (“CMA”) approval by no later than a date specified in the definitive agreement (the “Condition Satisfaction Date”). On January 4, 2021, the Company received a decision from the CMA indicating that it intended to open a Phase 2 investigation into the Company’s proposed acquisition of TTI. In response to the concerns presented by the CMA, the Company submitted a remedy proposal, which the CMA rejected on January 18, 2021. As a result of this rejection, the Company concluded that it is not possible to complete the transaction by the Condition Satisfaction Date and elected to terminate the transaction. On January 19, 2021, pursuant to the definitive agreement the $18 million previously placed into escrow was released to Eramet in satisfaction of the termination fee. At December 31, 2020, the $18 million is reflected within "Restricted cash" on the Consolidated Balance Sheet. Our subsequent decision in January 2021 to terminate the transaction and pay the $18 million termination fee did not otherwise impact our 2020 financial statements.

Cristal Acquisitions and Related Divestitures
On April 10, 2019, we completed the acquisition of the TiO2 business of Cristal for $1.675 billion of cash, plus 37,580,000 ordinary shares. The total acquisition price, including the value of the ordinary shares at $14 per share on the closing date of the Cristal Transaction, was approximately $2.2 billion. With the acquisition of our shares, an affiliate of Cristal became our largest shareholder. At December 31, 2020, Cristal International Holdings B.V. (formerly known as Cristal Inorganic Chemical Netherlands Cooperatief W.A.), a wholly-owned subsidiary of The National Titanium Dioxide Company Limited., continues to own 37,580,000 shares of Tronox, or a 26% ownership interest. The National Titanium Dioxide Company Limited is 79% owned by Tasnee.
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
In addition, in order to obtain regulatory approval by the European Commission, we divested the 8120 paper laminate grade, supplied from our Botlek facility in the Netherlands, to Venator Materials PLC (“Venator”). The divestiture was completed on April 26, 2019. Under the terms of the divestiture, we will supply the 8120 grade product to Venator under a supply agreement for an initial term of 2 years, and extendable up to 3 years, to allow for the transfer of the manufacturing of the 8120 grade to Venator. Total cash consideration is 8 million Euros, of which 1 million Euros was paid at the closing and 3.5 million Euros (or approximately $3.9 million) was received during the second quarter of 2020. The remaining 3.5 million Euros (approximately $4.3 million at December 31, 2020 exchange rate) will be paid in the second quarter of 2021. We recorded a charge of $19 million during the second quarter of 2019, in “Contract loss” in the Consolidated Statements of Operations, reflecting both the proceeds on sale and the estimated losses we expect to incur under the supply agreement with Venator.
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
During the first quarter of 2020, we finalized the purchase price allocation which resulted in increasing environmental liabilities by $8 million, increasing property, plant and equipment by $13 million, decreasing noncontrolling interest by $3 million, decreasing deferred taxes by $6 million, increasing liabilities held for sale by $5 million and decreasing inventory by $4 million, as well as other minor adjustments. The adjustments to the Consolidated Statement of Operations that would have been recognized in the second quarter of 2019 if the measurement period adjustments had been completed as of the acquisition date would have increased the net loss by approximately $1 million.
The final purchase price consideration and estimated fair value of Cristal’s net assets acquired on April 10, 2019 are shown below. The assets and liabilities of Cristal's North American TiO2 business, that was subsequently divested on May 1, 2019, are shown as held for sale in the fair value of assets acquired and liabilities assumed (refer to Note 6).

Fair Value
Purchase Price Consideration:
Tronox Holdings plc shares issued	37,580,000
Tronox Holdings plc closing price per share on April 10, 2019	$14.00
Total fair value of Tronox Holdings plc shares issued at acquisition date	$526
Cash consideration paid	$1,675
Total Purchase Price	$2,201

Fair Value
Fair Value of Assets Acquired
Accounts receivable	$251
Inventory	689
Deferred taxes	51
Prepaid and other assets	81
Property, plant and equipment	759
Mineral leaseholds	95
Intangible assets	64
Lease right of use assets	40
Other long-term assets	43
Assets held for sale	850
Total assets acquired	$2,923
Less: Liabilities Assumed
Accounts payable	$102
Accrued liabilities	137
Short-term lease liabilities	13
Deferred tax liabilities	2
Pension and postretirement healthcare benefits	76
Environmental liabilities	72
Asset retirement obligations	75
Long-term debt	22
Long-term lease liabilities	24
Other long-term liabilities	20
Liabilities held for sale	131
Total liabilities assumed	$674
Less noncontrolling interest	48
Purchase price	$2,201

Summary of Significant Fair Value Methods

The methods used to determine the fair value of significant identifiable assets and liabilities included in the allocation of purchase price are discussed below.

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

Property, Plant and Equipment

Property, plant and equipment (“PP&E”) is comprised of land and improvements of $92 million; machinery and equipment of $518 million; buildings of $90 million; and construction in progress of $59 million. The estimated fair value for PP&E was primarily determined using a replacement cost approach, although a market approach was used for land and certain types of equipment. The replacement cost approach measures the value of an asset by estimating the cost to acquire or construct comparable assets and adjusts for age and condition of the asset. The market approach represents a sales comparison that measures the value of an asset through an analysis of sales and offerings of comparable assets. Additionally, a discounted cash flow analysis (“Income Approach”) was used to quantify economic obsolescence (“EO”). An EO adjustment was made when the Income Approach indicated that there were insufficient cash flows to support the values established through the market and replacement cost approaches.

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

Environmental Liabilities
Liabilities for environmental matters are recognized when remedial efforts are probable and the costs can be reasonably estimated. Such liabilities are based on our best estimate of the undiscounted future costs required to complete the remedial work. For further discussion, see Notes 2 and 20 to the consolidated financial statements.

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
4.    Restructuring Initiatives

In April 2019, we announced the completion of the Cristal Transaction. During the second quarter of 2019, as a result of the acquisition, we outlined a broad-based synergy savings program that is expected to reduce costs, simplify processes and focus the organization’s structure and resources on key growth initiatives. During the years ended December 31, 2020 and 2019, we recorded costs of $3 million and $22 million, respectively, in our Consolidated Statement of Operations relating to these initiatives. The costs consisted of charges for employee-related costs, including severance.

The liability balance for restructuring as of December 31, 2020 and 2019, which is recorded within “Accrued liabilities” in the Consolidated Balance Sheet, is as follows:

Employee-Related Costs
Balance, January 1, 2019	$—
Charges	22
Cash payments	(12)
Balance, December 31, 2019	$10
Charges	3
Cash payments	(11)
Balance, December 31, 2020	$2

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
Contract Balances
Contract assets represent our rights to consideration in exchange for products that have transferred to a customer when the right is conditional on situations other than the passage of time. For products that we have transferred to our customers, our rights to the consideration are typically unconditional and only the passage of time is required before payments become due. These unconditional rights are recorded as accounts receivable. As of December 31, 2020, and December 31, 2019, we did not have material contract asset balances.
Contract liabilities represent our obligations to transfer products to a customer for which we have received consideration from the customer. Infrequently we may receive advance payment from our customers that is accounted for as deferred revenue. Deferred revenue is earned when control of the product transfers to the customer, which is typically within a short period of time from when we received the advanced payment. Contract liability balances as of December 31, 2020 and December 31, 2019 were $4 million and $1 million, respectively. Contract liability balances were reported as “Accounts payable” in the Consolidated

Balance Sheets. All contract liabilities as of December 31, 2019 and 2018 were recognized as revenue in “Net sales” in the Consolidated Statements of Operations during the first quarter of 2020 and first quarter of 2019, respectively.
Disaggregation of Revenue
We operate under one operating and reportable segment, Tronox. See Note 25 for details. We disaggregate our revenue from contracts with customers by product type and geographic area. We believe this level of disaggregation appropriately depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors and reflects how our business is managed.
Net sales to external customers by geographic areas where our customers are located were as follows:

	Year Ended December 31,
	2020	2019	2018
North America	$794	$696	$649
South and Central America	315	164	72
Europe, Middle-East and Africa	879	954	541
Asia Pacific	770	828	557
Total net sales	$2,758	$2,642	$1,819
Net sales from external customers for each similar type of product were as follows:

	Year Ended December 31,
	2020	2019	2018
TiO2	$2,176	$2,049	$1,230
Zircon	283	290	293
Feedstock and other products	299	303	259
Electrolytic	—	—	37
Total net sales	$2,758	$2,642	$1,819

Feedstock and other products mainly include pig iron, rutile prime, ilmenite, chloride slag and other mining products. Electrolytic products mainly include electrolytic manganese dioxide and boron. We sold our Electrolytic operations on September 1, 2018. See Note 6. The nature, amount, timing and uncertainty of revenue and cash flows typically do not differ significantly among different products.
6.    Discontinued Operations and Other Disposition

Discontinued Operations - 2019

As discussed in Note 3, the Company divested Cristal's North American TiO2 business to INEOS on May 1, 2019, for cash proceeds, net of transaction costs, of $701 million, inclusive of an amount for a working capital adjustment. The operating results of Cristal’s North American TiO2 business from the acquisition date to the date of divestiture are included in a single caption entitled “Net income (loss) from discontinued operations, net of tax” in our Consolidated Statements of Operations and is included in the table below.

The following table presents a summary of the operations of Cristal’s North American TiO2 business and Cristal Metals line items constituting the "Income from discontinued operations, net of tax" in our Consolidated Statements of Operations for the year ended December 31, 2019. There were no discontinued operations in 2020 and 2018.

Year ended December 31, 2019
Net sales	$41
Cost of goods sold	29
Gross profit	12
Selling, general and administrative expense and other expenses	5
Income before income taxes	7
Income tax provision	2
Income from discontinued operations, net of tax	$5

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

7.    Other Income (Expense), Net
Other income (expense), net is comprised of the following:

	Year Ended December 31,
	2020	2019	2018
Net realized and unrealized foreign currency gains (losses)	$4	$5	$29
Pension and postretirement benefit interest cost, expected return on assets and amortization of actuarial losses	1	(1)	(2)
Pension and postretirement benefit settlement and curtailment gains(1)	2	1	3
Insurance proceeds(2)	11	—	—
AMIC technical service support fee (Note 24)	5	—	—
Other, net	3	(2)	3
Total	$26	$3	$33
_____________________
(1)    2020 and 2019 amounts are curtailment gains related to our former U.S. Pension Plan (acquired as part of the Cristal Transaction). 2018 gain relates to our former U.S. retiree medical plan. See Note 23.
(2)     2020 amount represents reimbursement from claims related to the Ginkgo concentrator failure we inherited as a part of the Cristal Transaction.

8.    Income Taxes
Our operations are conducted through various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.
Income (loss) from continuing operations before income taxes is comprised of the following:

	Year Ended December 31,
	2020	2019	2018
United Kingdom	$(12)	$56	$(122)
International	126	(144)	165
Income (loss) from continuing operations before income taxes	$114	$(88)	$43
The income tax (provision) benefit is summarized below:

	Year Ended December 31,
	2020	2019	2018
United Kingdom:
Current	$(1)	$—	$(1)
Deferred	(10)	11	3
International:
Current	(17)	(23)	(33)
Deferred	909	(2)	18
Income tax (provision) benefit	$881	$(14)	$(13)
The following table reconciles the applicable statutory income tax rates to our effective income tax rates for “Income tax (provision) benefit” as reflected in the Consolidated Statements of Operations.

	Year Ended December 31,
	2020	2019	2018
Statutory tax rate	19%	19%	19%
Increases (decreases) resulting from:
Tax rate differences	10	5	24
Disallowable expenditures	17	(29)	88
Valuation allowances	(849)	(44)	(474)
Corporate Reorganization	(97)	—	—
Tax rate changes	(9)	17	41
State and local taxes	5	(7)	8
Prior year accruals	131	24	368
Branch taxation	—	(1)	(37)
Deferred gross margin	—	(4)	(9)
Other, net	—	4	2
Effective tax rate	(773)%	(16)%	30%

Tronox Holdings plc, a U.K. public limited company, became the public parent during the three months ended March 31, 2019. Prior to that time, Tronox Limited, was the public parent, registered under the laws of the State of Western Australia, but managed and controlled in the U.K. The statutory tax rate in the U.K. at December 31, 2020, 2019 and 2018 was 19%.

The large negative effective tax rate for 2020 is caused by the release of valuation allowances for deferred tax assets in the U.S. and Brazil, partially offset by the recording of valuation allowances in Saudi Arabia and the U.K. The 2020 rate is additionally impacted by a corporate reorganization related to our Australian entities and the amendment of prior year returns in resolution of a tax audit which impacted prior year accruals (see below for further discussion regarding the audit agreement). Both of these impacts are fully offset by valuation allowances. The effective tax rates in 2020, 2019 and 2018 are all influenced by a variety of factors, primarily income and losses in jurisdictions with full valuation allowances, changes in tax rates, disallowable expenditures, and rates different than the United Kingdom statutory rate of 19%. The 2018 rate was additionally impacted by a benefit of $48 million due to the release of a valuation allowance for deferred tax assets associated with our operating subsidiary in the Netherlands.
The Company reached a settlement agreement with the Australian Tax Office (“ATO”) on November 26, 2018 for the tax years 2012 through 2015 related to the Tronox companies operating in Australia, which were under examination by the ATO. This settlement resulted in the accrual of an $11 million current tax provision and the loss of $154 million in deferred tax assets related to Australian net operating losses (“NOLs”). The change to deferred taxes is fully offset by a valuation allowance and results in no impact to the consolidated provision. The settlement of $11 million was paid to the ATO in December 2018. Both the current tax provision and NOL adjustment from the ATO settlement are reflected in the "Prior year accruals" line of the effective tax rate table.
The Company reached an agreement with the ATO during the year ended December 31, 2020 for the tax years 2016 through 2019 related to the companies operating in Australia acquired in the Cristal Transaction, which were under examination by the ATO. Cash tax payments to be made pursuant to this agreement are not reflected in the above table due to the indemnification clause of the Cristal Transaction purchase contract. Refer to Note 24 for further information. As part of the agreement, $79 million in deferred tax assets related to Australian NOLs were lost. The change to deferred taxes is fully offset by a valuation allowance and results in no impact to the consolidated provision. The NOL adjustment from the ATO agreement is reflected in the "Prior year accruals" line of the effective tax rate table.
Changes in our state apportionment factors and state statutory rate changes caused our overall effective state tax rates to change. Due to the large deferred tax asset created by the Anadarko litigation settlement in 2014, these state rate changes have a material impact on deferred taxes for 2018, 2019, and 2020. These are reflected within the Tax rate changes line above. The changes to deferred tax are offset by valuation allowances for 2018 and 2019. During 2018, this line also includes the deferred tax impacts of tax rate reductions enacted in the Netherlands and the U.K. During 2020 and 2019, tax law changes fully repealed the future Netherlands rate reduction, and this benefit is also reflected in the Tax rate changes line.

Net deferred tax assets (liabilities) at December 31, 2020 and 2019 were comprised of the following:

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss and other carryforwards	$1,788	$1,899
Property, plant and equipment, net	153	115
Reserves for environmental remediation and restoration	46	45
Obligations for pension and other employee benefits	57	58
Investments	3	28
Grantor trusts	637	615
Inventories, net	8	10
Interest	232	243
Lease liabilities	21	27
Other accrued liabilities	6	10
Foreign exchange	1	—
Other	8	11
Total deferred tax assets	2,960	3,061
Valuation allowance associated with deferred tax assets	(1,826)	(2,791)
Net deferred tax assets	1,134	270

Deferred tax liabilities:
Inventories, net	(2)	(6)
Property, plant and equipment, net	(226)	(242)
Intangible assets, net	(30)	(45)
Lease assets	(22)	(28)
Foreign exchange	—	(9)
Other	(10)	(14)
Total deferred tax liabilities	(290)	(344)
Net deferred tax liability	$844	$(74)

Balance sheet classifications:
Deferred tax assets — long-term	$1,020	$110
Deferred tax liabilities — long-term	$(176)	$(184)
Net deferred tax liability	$844	$(74)

For the year ended December 31, 2019, the application of business combination accounting for the Cristal Transaction resulted in the remeasurement of deferred income taxes associated with the assets and liabilities of the acquired entities at fair value pursuant to ASC 805. As a result, net deferred tax assets of $49 million were recorded in accordance with ASC 740. Significant changes by category impacted by the acquisition were related to net operating loss and other carryforwards of $186 million, Property, plant, and equipment of $49 million, and Reserves for environmental remediation and restoration of $23 million under deferred tax assets and to Property, plant and equipment of ($49) million and Inventories of ($30) million under deferred tax liabilities in the above table. Acquired companies in certain jurisdictions also included valuation allowances in Australia, Brazil, Switzerland, and the United Kingdom of ($123) million of the value in the above table.
The net deferred tax liabilities reflected in the above table include deferred tax assets related to grantor trusts, which were established as Tronox Incorporated emerged from bankruptcy during 2011. The balances relate to the assets contributed to such grantor trusts by Tronox Incorporated and the proceeds from the resolution of previous litigation of $5.2 billion during 2014, which resulted in additional deferred tax assets of $2.0 billion. This increase was initially offset by valuation allowances. As the grantor trusts continue to spend funds received from the litigation and earn income from the investment of those funds, the U.S. net operating loss will increase or decrease.
There was a decrease to our valuation allowance of $965 million during 2020, an increase of $172 million in 2019, and a decrease of $205 million in 2018. The table below sets forth the changes, by jurisdiction:

	December 31,
	2020	2019	2018
United Kingdom	$(1)	$(2)	$8
United States	(944)	54	(12)
Australia	(17)	89	(144)
The Netherlands	2	—	(57)
Saudi Arabia	11	—	—
Brazil	(14)	14	—
Switzerland	—	15	—
Belgium	(2)	2	—
Total (decrease) increase in valuation allowances	$(965)	$172	$(205)

As part of the functions under business combination accounting pursuant to ASC 805 and deferred income taxes in accordance with ASC 740, the Company evaluated deferred tax attributes in each jurisdiction for application of a valuation allowance. Some operations acquired in the Cristal Transaction included a full or partial valuation allowance at the time of acquisition. Evidence provided to the Company that was maintained previously to support valuation allowances at acquisition was used along with considerations of any changes in operations and possible combinations with deferred tax attributes of the Company’s existing operations in each jurisdiction. It was determined that France would remove its valuation allowance so that jurisdiction is not shown in the table above, Australia and Brazil would increase from partial to full valuation allowances, and Switzerland and the United States would sustain full valuation allowances at acquisition.
During the year ended December 31, 2020, we determined sufficient positive evidence existed to reverse a portion of the valuation allowance attributable to the deferred tax assets associated with our operations in the U.S. This reversal resulted in a non-cash deferred tax benefit of $909 million. Our analysis considered all positive and negative evidence, including (i) three years of cumulative income for our U.S. subsidiaries, (ii) our continuing and improved profitability over the last twelve months in this jurisdiction, (iii) estimates of continued profitability based on updates to our latest forecasts, (iv) changes in the factors that drove losses in the past, primarily interest expenses incurred in the U.S., and (v) risk that certain deferred tax assets may be subject to limitation under Section 382 of the Code. Based on this analysis, we concluded that it was more likely than not that our U.S. subsidiaries will be able to utilize all of their deferred tax assets with an indefinite life. A portion of the U.S. deferred tax assets are attributable to NOLs incurred in prior years which are subject to expiration in future years. Our analysis did not support that these limited-life NOLs would be utilized before their expiration, and it is against these deferred tax assets in the U.S. that the Company continues to carry a valuation allowance with a current estimated value of $1,044 million.
During the year ended December 31, 2020, we also determined sufficient positive evidence existed to reverse the valuation allowance attributable to the deferred tax assets associated with our operations in Brazil. This reversal resulted in a non-cash deferred tax benefit of $8 million. Our analysis considered all positive and negative evidence, the most significant of which was the continuing and improved profitability of the Brazilian company subsequent to its acquisition in 2019 and estimates of continued profitability based on updates to our latest forecasts. Based on this analysis, we concluded that it is more likely than not that our Brazilian subsidiary will be able to utilize all of its deferred tax assets.

During the year ended December 31, 2020, we established a valuation allowance against the net deferred tax assets in the United Kingdom. The addition of this valuation allowance resulted in a non-cash deferred tax provision of $10 million. There has been increased profitability in this jurisdiction after the Cristal Transaction; however, it has not yet been sufficient to overcome our cumulative historical losses. Forecasted changes to intercompany interest is recent negative evidence now impacting our analysis. The company expects continued profitability in this jurisdiction but no longer has objective support which can be heavily weighted in this determination.
During the year ended December 31, 2020, we established a valuation allowance against the net deferred tax assets in Saudi Arabia. The addition of this valuation allowance resulted in a non-cash deferred tax provision of $2 million.
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
At December 31, 2020, we have full valuation allowances related to the total net deferred tax assets in Australia, Switzerland, and the United Kingdom, as we cannot objectively assert that these deferred tax assets are more likely than not to be realized. It is reasonably possible that a portion of these valuation allowances could be reversed within the next year due to increased book profitability levels. Future provisions for income taxes will include no tax benefits with respect to losses incurred and tax expense only to the extent of current tax payments until the valuation allowances are eliminated. Additionally, we have valuation allowances against specific tax assets in the Netherlands, South Africa, and the U.S.
These conclusions were reached by the application of ASC 740, Income Taxes, and require that all available positive and negative evidence be weighted to determine whether a valuation allowance should be recorded. The more significant evidential matter in Australia, the Netherlands, Switzerland, and the United Kingdom relates to cumulative book losses. The most significant evidential matter for South Africa relates to capital losses and assets that cannot be depleted or depreciated for tax purposes.
An ownership change occurred during 2019 for the Cristal U.S. businesses as a result of the acquisition by the Company. These ownership changes resulted in a limitation under Sections 382 and 383 of the Internal Revenue Code related to the net operating losses of the Cristal U.S. businesses. The net limitations related to the ownership change resulted in a reduction of $69 million of the acquired U.S. loss carryforward, offset by corresponding reduction to a valuation allowance. The Company did not have any transactions during 2019 that triggered an ownership change under Sections 382 and 383 of the Code for the Tronox U.S. businesses.
The deferred tax assets generated by tax loss carryforwards in Australia, Switzerland, and the United Kingdom have been fully offset by valuation allowances. In the United States, the deferred tax assets generate by tax loss carryforwards are partially offset by a valuation allowance to the extent they are subject to expiration. The expiration of these carryforwards at December 31, 2020 is shown below. The Australian, Saudi Arabian, French, Brazilian and United Kingdom tax loss carryforwards do not expire.

	2021	2022	2023	2024	2025	2026 - 2039	Unlimited	Total Tax Loss Carryforwards
United Kingdom	$—	$—	$—	$—	$—	$—	$(62)	$(62)
Australia	—	—	—	—	—	—	(358)	(358)
The Netherlands	(8)	(35)	(39)	(19)	(26)	(131)	—	(258)
France	—	—	—	—	—	—	(242)	(242)
Saudi Arabia	—	—	—	—	—	—	(37)	(37)
Switzerland	—	(101)	(80)	—	—	—	—	(181)
U.S. Federal	—	—	—	—	—	(4,082)	(320)	(4,402)
U.S. State	(3)	(3)	(25)	(12)	(41)	(4,073)	(18)	(4,175)
Other	—	—	—	—	—	—	(7)	(7)
Total tax loss carryforwards	$(11)	$(139)	$(144)	$(31)	$(67)	$(8,286)	$(1,044)	$(9,722)

At December 31, 2020, Tronox Holdings plc had foreign subsidiaries with undistributed earnings. Although we would not be subject to income tax on these earnings, amounts totaling $266 million could be subject to withholding tax if distributed. We have made no provision for deferred taxes for Tronox Holdings plc related to these undistributed earnings because they are considered to be indefinitely reinvested outside of the parents’ taxing jurisdictions.
The noncurrent liabilities section of our Consolidated Balance Sheet does not reflect any reserves for uncertain tax positions for either 2020 or 2019.
Our Chinese returns are closed through 2014. Our Australian, South African, and Brazilian returns are closed through 2015. Our U.K. and U.S. returns are closed through 2016. Our Netherlands and French returns are closed through 2017.
We believe that we have made adequate provision for income taxes that may be payable with respect to years open for examination; however, the ultimate outcome is not presently known and, accordingly, additional provisions may be necessary and/or reclassifications of noncurrent tax liabilities to current may occur in the future.

9.    Income (Loss) Per Share
The computation of basic and diluted income per share for the periods indicated is as follows:

	Year Ended December 31,
	2020	2019	2018
Numerator – Basic and Diluted:
Net income (loss) from continuing operations	$995	$(102)	$30
Less: Net income from continuing operations attributable to noncontrolling interest	26	12	37
Undistributed net income (loss) from continuing operations attributable to Tronox Holdings plc	969	(114)	(7)
Net income from discontinued operations available to ordinary shares	—	5	—
Net income (loss) available to ordinary shares	$969	$(109)	$(7)

Denominator – Basic and Diluted:
Weighted-average ordinary shares, basic (in thousands)	143,355	139,859	122,881
Weighted-average ordinary shares, diluted (in thousands)	144,906	139,859	122,881

Net income (loss) per Ordinary Share:
Basic net income (loss) from continuing operations per ordinary share	$6.76	$(0.81)	$(0.06)
Basic net income (loss) from discontinued operations per ordinary share	—	0.03	—
Basic net income (loss) per ordinary share	$6.76	$(0.78)	$(0.06)

Diluted net income (loss) from continuing operations per ordinary share	$6.69	$(0.81)	$(0.06)
Diluted net income (loss) from discontinued operations per ordinary share	—	0.03	—
Diluted net income (loss) per ordinary share	$6.69	$(0.78)	$(0.06)
Net income per ordinary share amounts were calculated from exact, unrounded net loss and share information. Prior to January 2019, we had issued shares of restricted stock which were participating securities that did not have a contractual obligation to share in losses; therefore, when we have a net loss, none of the loss is allocated to these participating securities. The restricted stock vested on January 29, 2019. Consequently, for the years ended December 31, 2020, 2019 and 2018, the two-class method did not have an effect on our net loss per ordinary share calculation, and as such, dividends paid during these periods did not impact this calculation.
In computing diluted net income per share under the two-class method, we considered potentially dilutive shares. Anti-dilutive shares not recognized in the diluted net income per share calculation for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Shares
	2020	2019	2018
Options	1,201,891	1,260,902	1,319,743
Restricted share units	1,054,994	5,557,659	5,336,433
Series A and Series B Warrants expired on February 14, 2018.

10.    Inventories, net
Inventories, net consisted of the following:

	December 31,
	2020	2019
Raw materials	$170	$205
Work-in-process	103	129
Finished goods, net	668	573
Materials and supplies, net	196	224
Inventories, net - current	$1,137	$1,131
Materials and supplies, net consists of processing chemicals, maintenance supplies, and spare parts, which will be consumed directly and indirectly in the production of our products.
At December 31, 2020 and 2019, inventory obsolescence reserves were $41 million and $39 million, respectively. At December 31, 2020 and December 31, 2019, reserves for lower of cost and net realizable value were $29 million and $25 million, respectively.
11.    Property, Plant and Equipment
Property, plant and equipment, net of accumulated depreciation, consisted of the following:

	December 31,
	2020	2019
Land and land improvements	$189	$191
Buildings	368	340
Machinery and equipment	2,197	2,028
Construction-in-progress	192	156
Other	86	54
Total	3,032	2,769
Less: accumulated depreciation	(1,273)	(1,007)
Property, plant and equipment, net	$1,759	$1,762
Substantially all the Property, plant and equipment, net is pledged as collateral for our debt. See Note 15.
The table below summarizes depreciation expense related to property, plant and equipment for the periods presented, recorded in the specific line items in our Consolidated Statements of Operations:

	Year Ended December 31,
	2020	2019	2018
Cost of goods sold	$233	$189	$131
Selling, general and administrative expenses	5	5	3
Total	$238	$194	$134

12.    Mineral Leaseholds, net
Mineral leaseholds, net of accumulated depletion, consisted of the following:

	December 31,
	2020	2019
Mineral leaseholds	$1,333	$1,352
Less accumulated depletion	(530)	(500)
Mineral leaseholds, net	$803	$852
Depletion expense related to mineral leaseholds during 2020, 2019, and 2018 was $33 million, $56 million, and $35 million, respectively, and was recorded in “Cost of goods sold” in the Consolidated Statements of Operations.
13.    Intangible Assets, net

Intangible Assets, net of accumulated amortization, consisted of the following:

	December 31, 2020			December 31, 2019
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$291	$(193)	$98	$291	$(173)	$118
TiO2 technology	93	(24)	69	92	(17)	75
Internal-use software and other	73	(39)	34	49	(34)	15
Intangible assets, net	$457	$(256)	$201	$432	$(224)	$208

As of December 31, 2020, internal-use software included approximately $19 million of capitalized software costs which are not being amortized as the software is not ready for its intended use.
The table below summarizes amortization expense related to intangible assets for the periods presented, recorded in the specific line items in our Consolidated Statements of Operations:

	Year Ended December 31,
	2020	2019	2018
Cost of goods sold	$2	$2	$1
Selling, general and administrative expenses	31	28	25
Total	$33	$30	$26
Estimated future amortization expense related to intangible assets is $35 million for 2021, $36 million for 2022, $33 million for 2023, $32 million for 2024, $26 million for 2025 and $39 million thereafter.
14.    Balance Sheet and Cash Flows Supplemental Information
Accrued liabilities consisted of the following:

	December 31,
	2020	2019
Employee-related costs and benefits	$133	$103
Related party payables	7	7
Interest	21	16
Sales rebates	43	39
Restructuring	2	10
Taxes other than income taxes	16	6
Asset retirement obligations	9	16
Interest rate swaps	57	22
Professional fees and other	62	60
Liabilities held for sale	—	4
Accrued liabilities	$350	$283

Additional supplemental cash flow information for the year ended December 31, 2020 and 2019 and as of December 31, 2020 and December 31, 2019 is as follows:

	Year Ended December 31,
Supplemental non cash information:	2020	2019
Investing activities- shares issued in the Cristal Transaction	$—	$526
Financing activities- debt assumed in the Cristal Transaction	$—	$22
Investing activities - Acquisition of MGT assets	$36	$—
Financing activities - debt assumed in the acquisition of MGT assets	$36	$—

	December 31, 2020	December 31, 2019
Capital expenditures acquired but not yet paid	$37	$23

15.    Debt

Long-term Debt
Long-term debt, net of an unamortized discount and debt issuance costs, consisted of the following:

	Original Principal	Annual Interest Rate	Maturity Date	December 31, 2020	December 31, 2019
Term Loan Facility, net of unamortized discount(1)	$2,150	Variable	9/22/2024	$1,607	$1,805
Senior Notes due 2025	450	5.75%	10/1/2025	450	450
Senior Notes due 2026	615	6.50%	4/15/2026	615	615
6.5% Senior Secured Notes due 2025	500	6.50%	5/1/2025	500	—
Standard Bank Term Loan Facility(1)	222	Variable	3/25/2024	115	158
Tikon Loan	N/A	Variable	5/23/2021	17	16
Australian Government Loan, net of unamortized discount	N/A	N/A	12/31/2036	1	1
MGT Loan(2)	36	Variable	Refer below	36	—
Finance leases				15	15
Long-term debt				3,356	3,060
Less: Long-term debt due within one year				(58)	(38)
Debt issuance costs				(35)	(34)
Long-term debt, net				$3,263	$2,988

(1)The average effective interest rate, including impacts of our interest rate swap, for the Term Loan Facility was 4.6% and 5.6% for the years ended December 31, 2020 and 2019, respectively. The average effective interest rate on the Standard Bank Term Loan Facility was 7.8% and 9.7% for the year ended December 31, 2020 and 2019, respectively.
(2)The MGT loan is a related party debt facility. Refer below for further details.
At December 31, 2020, the scheduled maturities of our long-term debt were as follows:

Total Borrowings
2021	58
2022	44
2023	44
2024	1,631
2025	959
Thereafter	629
Total	3,365
Remaining accretion associated with the Term Loan Facility and Australian Government Loan	(9)
Total borrowings	3,356
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
The Term Loan Facility bears interest at the “Applicable Rate” defined by reference to a grid-pricing matrix that relates to our First Lien Net Leverage Ratio. Based upon our First Lien Net Leverage Ratio the Applicable Rate under the Term Loan Facility as of December 31, 2020 was LIBOR plus a margin of 3.0%. The Term Loan Facility was issued net of an original issue discount of $11 million.
On February 25, 2019, we entered into an amendment to both our Term Loan Facility and Wells Fargo Revolver (as defined below). The purpose of each amendment was to make certain of our U.K. subsidiaries restricted subsidiaries, update the relevant indebtedness disclosure schedules to include certain inter-company indebtedness that had been in existence prior to the execution of each such facility, and waive an administrative omission under such facility. As a result of this amendment, the Company made two mandatory principal prepayments on the Term Loan Facility as follows: 1) $95 million subsequent to the issuance of the Standard Bank Term Loan Facility in March 2019 and 2) $100 million subsequent to the divestiture of the Cristal North American TiO2 business. The Company accounted for both of these mandatory principal prepayments as debt modifications in accordance with ASC 470. Additionally, in December 2019, the Company made a voluntary prepayment of $100 million on the Term Loan Facility. As a result of the voluntary prepayment, we recorded $1 million in “Loss on extinguishment of debt” within the Consolidated Statement of Operations for the year ended December 31, 2019. No prepayment penalties were required as a result of these principal prepayments.
In December 2020, the Company made a voluntary prepayment of $200 million on the Term Loan Facility. As a result of the voluntary prepayment, we recorded $2 million in "Loss on extinguishment of debt" within the Consolidated Statement of Operations for the year ended December 31, 2020. No prepayment penalties were required as a result of this principal prepayment.
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
6.5% Senior Secured Notes due 2025
On May 1, 2020, Tronox Incorporated, a wholly-owned indirect subsidiary of the Company, issued 6.5% senior secured notes due 2025 for an aggregate principal amount of $500 million (the "6.5% Senior Secured Notes due 2025"), which were issued under an indenture dated May 1, 2020. A portion of the proceeds of this debt offering was utilized to repay the $200 million of the Company's outstanding borrowings under its Wells Fargo, Standard Bank, and Emirates revolvers which was originally borrowed during the first quarter of 2020 (as discussed below).
Standard Bank Term Loan Facility

On March 25, 2019, our South African subsidiaries, Tronox KZN Sands Proprietary Limited and Tronox Mineral Sands Proprietary Limited, entered into the Standard Bank Term Loan Facility with a maturity date of March 25, 2024. The Term Loan Facility consists of (i) an aggregate principal amount of R2.6 billion (“Amortizing Loan”, approximately $177 million at December 31, 2020 exchange rate) the principal of which will be paid back at 5 percent per quarter over the five year term of the loan, and (ii) an aggregate principal amount of R600 million (“Bullet Loan”) the principal of which was to be paid back at the maturity date of the Standard Bank Term Loan Facility. During the third quarter of 2019, we repaid the outstanding balance on the Bullet Loan.

The Amortizing Loan bears interest at JIBAR plus 260 basis points when net leverage of the South African subsidiaries is less than 1.5 and JIBAR plus 285 points when net leverage is greater than 1.5. At December 31, 2020, the outstanding principal amounts for the Amortizing Loan was R1.7 billion (approximately $115 million).

The Standard Bank Term Loan Facility contains financial covenants relating to certain ratio tests.

In January 2021, we made a voluntary prepayment of R130 million (approximately $9 million at December 31, 2020 exchange rate) on the Standard Bank Term Loan Facility. No prepayment penalties were required as a result of this principal prepayment. As a result of this prepayment and pursuant to the loan agreement, the maturity date of the loan is accelerated to December 2023.

Tikon Loan

As part of the Cristal Transaction, we acquired a working capital debt agreement in China (“Tikon Loan”) that matures in April and May of 2021. The Tikon Loan bears interest based on an official lending basis rate per annum as announced and published by the People’s Bank of China plus a 7% premium. At December 31, 2020, the outstanding balance on the Tikon Loan was approximately CNY 111 million (approximately $17 million USD at December 31, 2020 exchange rate) which is recorded within "Long-term debt due within one year" on the Consolidated Balance Sheet.

In February 2021, we made a voluntary prepayment of CNY 41 million (approximately $6 million USD at December 31, 2020 exchange rate) on the Tikon Loan. No prepayment penalties were required as a result of this principal prepayment.

Australian Government Loan

As part of the Cristal Transaction, we acquired an interest-free loan with the Australian government (“Australian Government Loan”) that matures in December 2021 subject to renewal every 5 years with final termination in December 2036. The loan balance due upon maturity is AUD 6 million (approximately $5 million at December 31, 2020). At December 31, 2020, the discounted value on the Australian Government Loan was approximately AUD 1.5 million (approximately $1 million at December 31, 2020 exchange rate).

MGT Loan

On December 17, 2020, we completed our agreement with Cristal to acquire certain assets co-located at our Yanbu facility which produce metal grade TiCl4 (“MGT”) in exchange for a $36 million note payable. Repayment of the note payable is based on a fixed U.S. dollar per metric ton quantity of MGT delivered by us to Advanced Metal Industries Cluster and Toho Titanium Metal Co. Ltd (ATTM) over time and therefore the ultimate maturity date is variable in nature. If ATTM fails to purchase MGT from us under certain contractually agreed upon conditions, then at our election we may terminate the MGT supply agreement with ATTM and will no longer owe any amount under the loan agreement with Cristal. We currently estimate the ultimate maturity to be between approximately five to seven years, subject to actual future MGT production levels. The interest rate is based on the Saudi Arabian Interbank Offered Rate (“SAIBOR”) plus a premium. As of December 31, 2020, the outstanding balance of the note payable was $36 million, of which $5 million is expected to be paid within the next twelve months (recorded within "Long-term debt due within one year" on our Consolidated Balance Sheet). Refer to Note 24 for further information on the MGT transaction.

Short-term Debt

As of both December 31, 2020 and December 31, 2019, there were no short-term debt balances.
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
The Wells Fargo Revolver amendment also modified certain components of the borrowing base in order to increase the potential availability of credit. We also voluntarily reduced the revolving credit lines under the Wells Fargo Revolver from $550 million to $350 million. As a result of this modification, during the months ended March 31, 2019, we recorded a charge of $2 million in “Loss on extinguishment of debt” within the Consolidated Statement of Operations. At December 31, 2020, there were no outstanding revolving credit loans under the Wells Fargo Revolver, excluding $25 million of issued and undrawn letters of credit under the Wells Fargo Revolver. Debt issuance costs associated with the Wells Fargo Revolver of $2 million were included in “Other long-term assets” in the Consolidated Balance Sheets at December 31, 2020 and are being amortized over the life of the Wells Fargo Revolver.

The Wells Fargo Revolver contains a springing financial covenant that requires the Company and its restricted subsidiaries to maintain a consolidated fixed charge coverage ratio of at least 1.0:1.0 during certain test periods based on borrowing availability under the Wells Fargo Revolver or following the occurrence of specified events of default.
ABSA Revolving Credit Facility

In connection with the Standard Bank Revolver (defined below) entered into on March 25, 2019, discussed below, the ABSA Revolver was terminated on March 26, 2019. As a result of the termination, during the three months ended March 31, 2019, we recorded less than $1 million in “Loss on extinguishment of debt” within the Consolidated Statement of Operations.

Standard Bank Credit Facility

On March 25, 2019, our South African subsidiaries, Tronox KZN Sands Proprietary Limited and Tronox Mineral Sands Proprietary Limited, entered into the Standard Bank Credit Facility ("Standard Bank Revolver") for an amount up to R1 billion (approximately $68 million at December 31, 2020 exchange rate) maturing on March 25, 2022. The Standard Bank Credit Facility bears interest at the Johannesburg Interbank Average Rate (“JIBAR”) plus 260 basis points when net leverage for our South African subsidiaries (total combined debt outstanding under the Standard Bank Revolver and Standard Bank Term less cash and cash equivalents divided by the consolidated EBITDA) is less than 1.5 and JIBAR plus 285 basis points when net leverage is greater than 1.5. There were no balances outstanding at December 31, 2020.

Emirates Revolver

As part of the Cristal Transaction, we acquired a revolving credit facility with Emirates NBD PJSC. In March 2020, the Company entered into an amendment to, amongst other things, extend the maturity date of the Emirates Revolver from March 31, 2020 to March 31, 2021. Under the Emirates Revolver, we have the ability to borrow up to approximately $50 million. The revolver is secured by inventory and trade receivables of Cristal Pigment UK Ltd. Under the terms of the revolver, for U.S. dollar borrowings the interest rate is LIBOR plus 2.25% while the interest rate for Euro borrowings is Euribor plus 2.25%. There were no borrowings outstanding under this revolver at December 31, 2020.

SABB Credit Facility

On October 16, 2019, our KSA subsidiary entered into a short-term working capital facility with the Saudi British Bank (“SABB Facility”) for an amount up to SAR 70 million (approximately $19 million). The SABB Facility bears interest at the Saudi Inter Bank Offered Rate plus 180 basis points on outstanding balances. During October 2019, the Company borrowed SAR 50 million (or approximately $13 million) under the SABB Facility and subsequently repaid the outstanding balance in December 2019. Additionally, in March 2020, the Company borrowed SAR 50 million (or approximately $13 million) under the SABB Facility and subsequently repaid the outstanding balances. There is no borrowing outstanding under this facility at December 31, 2020. In December 2020, the Company extended the maturity date of the SABB Credit Facility from December 13, 2020 to November 30, 2021.
Debt Covenants
At December 31, 2020, we are in compliance with all financial covenants in our debt facilities.
Interest and Debt Expense, Net
Interest and debt expense, net in the Consolidated Statements of Operations consisted of the following:

	Year Ended December 31,
	2020	2019	2018
Interest on debt	$174	$186	$180
Amortization of deferred debt issuance costs and discounts on debt	10	8	11
Capitalized interest	(2)	(1)	(3)
Interest on capital leases and letters of credit and commitments	7	8	5
Total interest and debt expense, net	$189	$201	$193
In connection with obtaining debt, we incurred debt issuance costs, which are being amortized through the respective maturity dates using the effective interest method for our long-term debt and on a straight-line basis for our Wells Fargo Revolver. At December 31, 2020 and December 31, 2019, we had deferred debt issuance costs of $2 million and $3 million, respectively, related to the Wells Fargo Revolver, which is recorded in “Other long-term assets” in the Consolidated Balance Sheets. At December 31, 2020 and December 31, 2019, we had debt discount of $9 million and $12 million, respectively, and debt issuance costs of $35 million and $34 million, respectively, primarily related to our term loan and senior notes, which were recorded as a direct reduction of the carrying value of the long-term debt in the Consolidated Balance Sheets.
16.    Derivative Financial Instruments

Derivatives recorded on the Consolidated Balance Sheet:

The following table is a summary of the fair value of derivatives outstanding at December 31, 2020 and 2019:

	Fair Value
	December 31, 2020		December 31, 2019
	Assets(a)	Accrued Liabilities	Assets(a)	Accrued Liabilities
Derivatives Designated as Cash Flow Hedges
Currency Contracts	$58	$—	$30	$—
Interest Rate Swaps	$—	$57	$—	$22
Total Hedges	$58	$57	$30	$22
Derivatives Not Designated as Cash Flow Hedges
Currency Contracts	$7	$—	$7	$—
Total Derivatives	$65	$57	$37	$22

(a) At December 31, 2020, current assets of $65 million are recorded in prepaid and other current assets on the Consolidated Balance Sheet. At December 31, 2019, current assets of $34 million were recorded in prepaid and other current assets and long-term assets of $3 million are recorded in other long-term assets on the Consolidated Balance Sheet.

Derivatives' Impact on the Consolidated Statement of Operations

The following table summarizes the impact of the Company's derivatives on the Consolidated Statement of Operations:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings			Amount of Pre-Tax Gain (Loss) Recognized in Earnings
	Revenue	Cost of Goods Sold	Other Income (Expense), net	Revenue	Cost of Goods Sold	Other Income (Expense), net
	Year Ended December 31, 2020			Year Ended December 31, 2019
Derivatives Not Designated as Hedging Instruments
Currency Contracts	$—	$—	$4	$—	$—	$7
Derivatives Designated as Hedging Instruments
Currency Contracts	$(7)	$3	$—	$5	$3	$—
Total Derivatives	$(7)	$3	$4	$5	$3	$7

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

Fair value gains or losses on these cash flow hedges are recorded in other comprehensive (loss) income and are subsequently reclassified into interest expense in the same periods during which the hedged transactions affect earnings. For the year ended December 31, 2020 and December 31, 2019, the amounts recorded in interest expense related to the interest-rate swap agreements were $10 million and less than $1 million, respectively. At December 31, 2020 and December 31, 2019, the net unrealized loss was $57 million and $22 million, respectively, and was recorded in "Accumulated other comprehensive loss" on the Consolidated Balance Sheet.

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

As of December 31, 2020, we had notional amounts of 330 million Australian dollars (approximately $254 million at December 31, 2020 exchange rate) that expire between January 29, 2021 and December 30, 2021 to reduce the exposure of our Australian subsidiaries’ cost of sales to fluctuations in currency rates. All of our existing foreign currency contracts that reduced the exposure of our South African subsidiaries' third party sales to fluctuations in currency rates had expired as of December 31, 2020. At December 31, 2020 and December 31, 2019, there was an unrealized net gain of $58 million and an unrealized net gain of $30 million, respectively, recorded in "Accumulated other comprehensive loss" on the Consolidated Balance Sheet, which is expected to be recognized in earnings over the next twelve months.

From time to time, we enter into foreign currency contracts to reduce exposure of our subsidiaries’ balance sheet accounts not denominated in our subsidiaries’ functional currency to fluctuations in foreign currency exchange rates. For accounting purposes, these foreign currency contracts are not considered hedges. The change in fair value associated with these contracts is recorded in “Other income (expense), net” within the Consolidated Statement of Operations and partially offsets the change in value of third party and intercompany-related receivables not denominated in the functional currency of the subsidiary. At December 31, 2020, there was (i) 354 million South African Rand (or approximately $24 million at December 31, 2020 exchange rate) and (ii) 54 million Australian dollars (or approximately $41 million at December 31, 2020 exchange rate) of notional amount of outstanding foreign currency contracts.
17.    Fair Value Measurement
For financial instruments that are subsequently measured at fair value, the fair value measurement is grouped into levels. See Note 2.
Our debt is recorded at historical amounts. The following table presents the fair value of our debt and derivative contracts at both December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
Term Loan Facility	$1,610	$1,820
Standard Bank Term Loan Facility	115	158
Senior Notes due 2025	468	459
Senior Notes due 2026	641	636
6.5% Senior Secured Notes due 2025	536	—
Tikon Loan	17	16
Australian Government Loan	1	1
MGT Loan	36	—
Interest rate swaps	57	22
Foreign currency contracts, net	65	37
We determined the fair value of the Term Loan Facility, the Senior Notes due 2025, the Senior Notes due 2026 and the 6.5% Senior Secured Notes due 2025 using quoted market prices, which under the fair value hierarchy is a Level 1 input. We determined the fair value of the Standard Bank Term Loan Facility and Tikon Loan utilizing transactions in the listed markets for similar liabilities, which under the fair value hierarchy is a Level 2 input. The fair value of the Australian Government Loan and MGT Loan is based on the contracted amount which is a Level 2 input.
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
See Note 3, "Acquisitions and Related Divestitures", for the assets and liabilities measured on a non-recurring basis at fair value associated with our acquisition.

18.    Leases
Lease expense for the year ended December 31, 2020 and December 31, 2019 was comprised of the following:

	Year Ended December 31,
	2020	2019
Operating lease expense	$48	$41

Finance lease expense:
Amortization of right-of-use assets	1	1
Interest on lease liabilities	2	2

Short term lease expense	26	22
Variable lease expense	22	20
Total lease expense	$99	$86

The table below summarizes lease expense for the year ended December 31, 2020 and December 31, 2019, recorded in the specific line items in our Consolidated Statements of Operations:

	Year Ended December 31,
	2020	2019
Cost of goods sold	$91	$80
Selling, general and administrative expenses	8	6
Total	$99	$86

The weighted-average remaining lease term in years and weighted-average discount rates at December 31, 2020 and December 31, 2019 were as follows:

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term:
Operating leases	3.3	3.7
Finance leases	9.6	10.4

Weighted-average discount rate:
Operating leases	7.7%	8.5%
Finance leases	14.2%	14.2%

The maturity analysis for operating leases and finance leases at December 31, 2020 were as follows:

	Operating Leases	Finance Leases
2021	$44	$3
2022	23	3
2023	9	3
2024	7	3
2025	2	3
Thereafter	6	12
Total lease payments	91	27
Less: imputed interest	(11)	(12)
Present value of lease payments	$80	$15

Financial information for the year ended December 31, 2018 is not presented under ASC 842 as we adopted the new standard using the modified retrospective adjustment approach in 2019. Total rent expense related to operating leases recorded in "Cost of goods sold" in the Consolidated Statement of Operations was $22 million during 2018. Total rent expense related to operating leases recorded in "Selling, general and administrative expense" in the Consolidated Statement of Operations was $2 million during 2018. During 2018, we made principal payments of less than $1 million for finance leases.

Additional information relating to cash flows and ROU assets for the year ended December 31, 2020 and 2019 is as follows:

	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$55	$41
Operating cash flows used for finance leases	$2	$2
Financing cash flows used for finance leases	$1	$1

Additional information relating to ROU assets for the year ended December 31, 2020 and 2019 is as follows:

	Year Ended December 31,
	2020	2019
ROU assets obtained in exchange for lease obligations:
Operating leases obtained in the normal course of business	$29	$28
Operating leases acquired in connection with Cristal acquisition	$—	$40

As of December 31, 2020, we have additional operating leases, primarily for equipment and machinery, that have not yet commenced. The related ROU asset is approximately $63 million. These leases will commence later in 2022 with lease terms of approximately 15 years.
19.    Asset Retirement Obligations
Asset retirement obligations consist primarily of rehabilitation and restoration costs, landfill capping costs, decommissioning costs, and closure and post-closure costs. Activity related to asset retirement obligations was as follows:

	Year Ended December 31,
	2020	2019
Balance, January 1	$158	$74
Additions	1	3
Accretion expense	12	10
Remeasurement/translation	7	—
Changes in estimates, including cost and timing of cash flows	(1)	(8)
Settlements/payments	(15)	(4)
Transferred in with the acquisition of Cristal	—	83
Other acquisition and divestiture related	4	—
Balance, December 31	$166	$158

	December 31,
	2020	2019
Asset retirement obligations were classified as follows:
Current portion included in “Accrued liabilities”	$9	$16
Noncurrent portion included in “Asset retirement obligations”	157	142
Asset retirement obligations	$166	$158
We used the following assumptions in determining asset retirement obligations at December 31, 2020: inflation rates between 1.6% - 4.4% per year; credit adjusted risk-free interest rates between 3.2% -17.7%; the life of mines between 1-26 years and the useful life of assets between 3-33 years.
Environmental Rehabilitation Trust
In accordance with applicable regulations, we have established an environmental rehabilitation trust for the prospecting and mining operations in South Africa, which receives, holds, and invests funds for the rehabilitation or management of asset retirement obligations. The trustees of the fund are appointed by us and consist of sufficiently qualified employees capable of fulfilling their fiduciary duties. At December 31, 2020 and 2019, the environmental rehabilitation trust assets were $12 million and $14 million, respectively, which were recorded in “Other long-term assets” in the Consolidated Balance Sheets.
20.    Commitments and Contingencies
Purchase and Capital Commitments—At December 31, 2020, purchase commitments were $194 million for 2021, $84 million for 2022, $62 million for 2023, $56 million for 2024, $44 million for 2025, and $135 million thereafter.
Letters of Credit—At December 31, 2020, we had outstanding letters of credit and bank guarantees of $71 million, of which $26 million were letters of credit and $45 million were bank guarantees. Amounts for performance bonds were not material.

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
Venator Materials plc v. Tronox Limited.  In May 2019, Venator Materials plc (“Venator”) filed an action in the Superior Court of the State of Delaware alleging among other things that we owed Venator a $75 million “Break Fee” pursuant to the terms of a preliminary agreement dated July 14, 2018 (the “Exclusivity Agreement”). The Exclusivity Agreement required, among other things, Tronox and Venator to use their respective best efforts to negotiate a definitive agreement to sell the entirety of the National Titanium Dioxide Company Limited’s (“Cristal’s”) North American operations to Venator if a divestiture of all or a substantial part of these operations were required to secure the approval of the Federal Trade Commission for us to complete our acquisition of Cristal’s TiO2 business. In June 2019, we denied Venator's claims and counterclaimed against Venator seeking to recover $400 million in damages from Venator that we suffered as a result of Venator’s breaches of the Exclusivity Agreement. Specifically, we alleged, among other things, that Venator’s failure to use best efforts constituted a material breach of the Exclusivity Agreement and directly resulted in and caused us to sell Cristal’s North American operations to an alternative buyer for $701 million, $400 million less than the price Venator had agreed to in the Exclusivity Agreement. Though we believe that our interpretation of the Exclusivity Agreement is correct, there can be no assurance that we will prevail in litigation.
21.    Accumulated Other Comprehensive Income (Loss) Attributable to Tronox Holdings plc and Other Equity Items
The tables below present changes in accumulated other comprehensive income (loss) by component for 2020, 2019 and 2018.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (losses) on Derivatives	Total
Balance, January 1, 2018	$(312)	$(90)	$(1)	$(403)
Other comprehensive income (loss)	(133)	(5)	1	(137)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Balance, December 31, 2018	(445)	(95)	—	(540)
Other comprehensive income (loss)	3	(11)	8	—
Acquisition of noncontrolling interest	(61)	—	—	(61)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2	(7)	(5)
Balance, December 31, 2019	$(503)	$(104)	$1	$(606)
Other comprehensive income (loss)	12	(20)	(4)	(12)
Amounts reclassified from accumulated other comprehensive income (loss)	—	4	4	8
Balance, December 31, 2020	$(491)	$(120)	$1	$(610)

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

22.    Share-based Compensation
Share-based compensation expense consisted of the following:

	Year Ended December 31,
	2020	2019	2018
Restricted shares and restricted share units	$30	$32	$21
Options	—	—	—
Total share-based compensation expense (continuing operations)	$30	$32	$21

The stock compensation expense for the year ended December 31, 2020 is inclusive of a $4 million credit for the reversal of expense due to the 2018 performance grants.
Tronox Holdings plc Amended and Restated Management Equity Incentive Plan

On March 27, 2019, in connection with the Re-domicile Transaction, Tronox Holdings plc assumed the management equity incentive plan previously adopted by Tronox Limited, which plan was renamed the Tronox Holdings plc Amended and Restated Management Equity Incentive Plan. The amendments to the plan were made to provide, among other things, for the appropriate substitution of Tronox Holdings in place of Tronox Limited and to ensure the compliance with the laws of England and Wales law in place of Australian law. The MEIP permits the grant of awards that are comprised of incentive options, nonqualified options, share appreciation rights, restricted shares, restricted share units, performance awards, and other share-based awards, cash payments, and other forms as the compensation committee of the Board of Directors (the “Board”) in its discretion deems appropriate, including any combination of the above. The maximum number of shares which were initially subjected to awards (inclusive of incentive options) was 20,781,225 ordinary shares and was increased by 8,000,000 on the affirmative vote of our shareholders on June 24, 2020.

Restricted Shares
We did not grant any restricted shares during 2020 or 2019. Restricted shares issued under the MEIP contain non-forfeitable dividend rights. During the prior year, the restricted shares became fully vested. The total fair value of restricted shares that vested during both 2019 and 2018 was less than $1 million.
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
In addition to the Integration Incentive Award, during 2020, we granted RSUs which have time and/or performance conditions. Both the time-based awards and the performance-based awards are classified as equity awards.
2020 Grant - The Company granted both time-based and performance-based awards to certain members of management and to members of the Board. A total of 1,784,377 of time-based awards were granted to management which will vest ratably over a three-year period ending March 5, 2023. A total of 193,805 of time-based awards were granted to members of the Board of which 21,654 vested in June 2020, 161,720 will vest in May 2021 and 10,431 will vest in June 2021. A total of 1,533,008 of performance-based awards were granted, of which 766,504 of the awards vest based on a relative Total Shareholder Return ("TSR") calculation and 766,504 of the awards vest based on certain performance metrics of the Company. The non-TSR performance-based awards vest on March 5, 2023 based on the achievement against the target average company performance of three separate performance periods, commencing on January 1 of each 2020, 2021, and 2022 and ending on December 31 of each 2020, 2021 and 2022, for which, for each performance period, the performance metric is an average annual operating return on net assets (ORONA). Similar to the Company's historical TSR awards granted in prior years, the TSR awards vest based on the Company's three-year TSR versus the peer group performance levels. Given these terms, the TSR metric is considered a market condition for which we used a Monte Carlo simulation to determine the weighted average grant date fair value of $10.00.
Similar TSR awards were granted during 2019 and 2018 with grant date fair values of $12.65 and $20.80, respectively, which were calculated utilizing a Monte Carlo simulation. The following weighted-average assumptions were utilized to value the grants in 2020, 2019 and 2018:

	2020	2019	2018
Dividend yield	2.13%	N/A	N/A
Expected historical volatility	58.30%	67.20%	80.40%
Risk free interest rate	1.42%	2.50%	2.32%
Expected life (in years)	3	3	3

The following table presents a summary of activity for RSUs for 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2020	5,557,659	$15.19
Granted	3,982,816	8.89
Vested	(2,033,591)	14.56
Forfeited	(202,979)	11.75
Outstanding, December 31, 2020	7,303,905	$12.39
Expected to vest, December 31, 2020	6,805,041	$12.21

The 2017 performance-based RSUs vested above target in 2020 and resulted in 471,626 additional RSU shares being granted and vested immediately. At December 31, 2020, there was $32 million of unrecognized compensation expense related to nonvested RSUs, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.7 years. The weighted-average grant-date fair value of RSUs granted during 2020, 2019 and 2018 was $8.89 per unit, $10.81 per unit, and $19.23 per unit, respectively. The total fair value of RSUs that vested during 2020, 2019 and 2018 was $30 million, $20 million and $17 million, respectively.
Options
The fair value of options granted is determined on the grant date using the Black-Scholes option-pricing model and is recognized in earnings on a straight-line basis over the employee service period of three years, which is the vesting period. The assumptions used in the Black-Scholes option-pricing model on the grant date are based on (i) a fair value using the closing price of our Ordinary Shares on the grant date, (ii) a risk-free interest rate based on U.S. Treasury Strips available with a maturity period consistent with the expected life assumption, (iii) an expected volatility assumption based on historical price movements of our peer group, and (iv) a dividend yield determined based on the Company’s expected dividend payouts. We did not issue any options during 2020 and 2019 and all our options outstanding are fully vested at December 31, 2020.
The following table presents a summary of option activity for 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Intrinsic Value
Outstanding, January 1, 2020	1,260,902	$21.54	3.18	$—
Exercised	—	—
Forfeited	—	—
Expired	(59,011)	20.22
Outstanding and Exercisable, December 31, 2020	1,201,891	$21.60	2.19	$—

The aggregate intrinsic values in the table represent the total pre-tax intrinsic value (the difference between our share price at the indicated dates and the options’ exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at the end of the year. The amount will change based on the fair market value of our stock. There were no options exercised during both 2020 and 2019 and consequently there was no related intrinsic value. Total intrinsic value of options exercised during 2018 was less than $1 million. We issue new shares upon the exercise of options. During 2018, we received $4 million, in cash for the exercise of stock options. At both December 31, 2020 and 2019, there was no unrecognized compensation expense related to options.
23.    Pension and Other Postretirement Healthcare Benefits
The following provides information regarding our U.S. and foreign plans:
U.S. Plans
Pension Plans — Tronox has one main U.S. defined benefit plan: the U.S. Qualified Plan. Prior to December 2020, the Company also had the U.S. Pension Plan (which was acquired as part of the Cristal acquisition). In December 2020, the U.S. Pension Plan was frozen and merged into the U.S. Qualified Plan. The U.S. Qualified Plan is a funded noncontributory qualified benefit plan which is in accordance with the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code. We made contributions into funds managed by a third party, and those funds are held exclusively for the benefit of the plan participants. Benefits under the U.S. Qualified Plan were generally calculated based on years of service and final average pay. The U.S. Qualified Plan was frozen and closed to new participants on June 1, 2009.
Postretirement Healthcare Plans — We maintain a U.S. retiree welfare plan. Additionally, in prior periods, we also maintained a U.S. postretirement healthcare plan which we settled in 2015 which resulted in a settlement gain of $3 million which had been deferred to “Accumulated other comprehensive loss” in the Consolidated Balance Sheet as settlement accounting requirements were deemed not fully satisfied. During 2018, we released the $3 million from “Accumulated other comprehensive loss” and recorded such amount in “Other income (expense), net” in the Consolidated Statement of Operations.

International Plans
Pension Plans — Tronox has international defined benefit commitments primarily in the United Kingdom ("U.K. DB Scheme") and Saudi Arabia. The U.K. DB Scheme is a funded qualified defined benefit plan in the United Kingdom, which is frozen with no additional benefits accruing to the participants. Benefits under the U.K. DB Scheme are generally calculated based on years of credit service and final compensation when benefits ceased to accrue as defined under the plan provisions. We also maintain a Saudi Arabia Cristal End of Service Benefit plan which provides end of service benefits to qualifying participants. End of service benefits are based on years of service and the reasons for which a participant's services to the Company are terminated.
Multiemployer Pension Plan - In prior periods, we maintained a defined benefit plan in the Netherlands (the “Netherlands Plan”) to provide defined pension benefits to qualifying employees of Tronox Pigments (Holland) B.V. and its related companies. During 2014, the Netherlands Plan was replaced with a multiemployer plan, the Netherlands Contribution Plan (the "CDC Plan") effective January 1, 2015. Under the CDC Plan, employees earn benefits based on their pensionable salaries each year determined using a career average benefit formula. The collective bargaining agreement between us and the participants require us to contribute 21.2% of the participants’ pensionable salaries into a pooled fund administered by the industry-wide PGB. The pensionable salary is the annual income of employees subject to a cap, which is adjusted each year to reflect the current requirements of the Netherlands’ Wages and Salaries Tax Act of 1964. Our obligation under this plan is limited to the fixed percentage contribution we make each year. The employees are entitled to any returns generated from the investment activities of the fund.
The following table outlines the details of our participation in the CDC Plan for the year ended December 31, 2020. The CDC disclosures provided herein are based on the fund’s 2019 annual report, which is the most recently available public information. Based on the total plan assets and accumulated benefit obligation information in the plan’s annual report, the zone status was green as of December 31, 2019. A green zone status indicates that the plan was at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates whether a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. As of December 31, 2020, we are not aware of any financial improvement or rehabilitation plan being implemented or pending. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject.

		Pension Protection Act Zone Status			Tronox Contributions
Pension Fund	EIN/Pension Plan Number	2020	2019	FIP/RP Pending/ Implemented	2020	2019	Surcharge Imposed	Expiration date of Collective- Bargaining Agreement
PGB	NA	N/A	Green	No	$5	$4	No	12/31/2024
On the basis of the information available in the CDC Plan 2019 annual report, our contribution does not constitute more than 5 percent of the total contribution to the plan by all participants. During 2020, the fund did not impose any surcharge on us.

Postretirement Healthcare Plans — We also maintain postretirement healthcare plans in South Africa (the "South African Plan") and Brazil (the "Brazil Medical Plan"). The South African Plan provides medical and dental benefits to certain South African employees, retired employees and their registered dependents. The South African Plan provides benefits as follows: (i) members employed before March 1, 1994 receive 100% post-retirement and death-in-service benefits; (ii) members employed on or after March 1, 1994 but before January 1, 2002 receive 2% per year of completed service subject to a maximum of 50% post-retirement and death-in-service benefits; and, (iii) members employed on or after January 1, 2002 receive no post-retirement and death-in-service benefits. The Brazil Medical Plan provides post-employment medical benefits to employees who contributed to the medical plan while employed. Retirees receiving a benefit under the plan are required to pay a contribution that varies based on the coverage level elected.

Pension and Postretirement Benefit Costs / Obligations
Benefit Obligations and Funded Status — The following provides a reconciliation of beginning and ending benefit obligations, beginning and ending plan assets, funded status, and balance sheet classification of our U.S. and international pension plans and other post-retirement benefit plans ("OPEB") as of and for the years ended December 31, 2020 and 2019. The benefit obligations and plan assets associated with our principal benefit plans are measured on December 31.

	Pensions				Other Post Retirement Benefit Plans
	December 31				December 31
	2020		2019		2020		2019
	US	International	US	International	US	International	US	International
Change in benefit obligations:
Benefit obligation, beginning of year	$398	$232	$329	$—	$2	$13	$—	$7
Service cost	1	4	1	3	—	—	—	—
Interest cost	12	5	16	4	—	1	—	1
Net actuarial (gains) losses	28	20	36	6	—	3	—	2
Acquisition, net(1)	—	—	106	230	—	—	2	3
Curtailments	(2)	—	—	—	—	(1)	—	—
Settlements	(7)	(6)	(59)	(3)	—	—	—	—
Plan amendments(2)	—	—	—	—	—	9	—	—
Foreign currency rate changes	—	6	—	2	—	(2)	—	—
Benefits paid	(31)	(9)	(31)	(10)	—	—	—	—
Benefit obligation, end of year (3)	399	252	398	232	2	23	2	13
Change in plan assets:
Fair value of plan assets, beginning of year	319	186	243	—	—	—	—	—
Actual return on plan assets	41	15	51	6	—	—	—	—
Acquisition, net(1)	—	—	105	184	—	—	—	—
Employer contributions	22	3	10	7	—	—	—	—
Benefits paid	(31)	(9)	(31)	(10)	—	—	—	—
Foreign currency rate changes	—	6	—	2	—	—	—	—
Settlements	(7)	(6)	(59)	(3)	—	—	—	—
Fair value of plan assets, end of year	344	195	319	186	—	—	—	—
Net underfunded status of plans	$(55)	$(57)	$(79)	$(46)	$(2)	$(23)	$(2)	$(13)
Classification of amounts recognized in the Consolidated Balance Sheets:
Other long-term assets	$—	$14	$6	$20	$—	$—	$—	$—
Accrued liabilities	—	(5)	—	(6)	—	—	—	—
Pension and postretirement healthcare benefits	(55)	(66)	(85)	(60)	(2)	(23)	(2)	(13)
Total liabilities	(55)	(71)	(85)	(66)	(2)	(23)	(2)	(13)
Accumulated other comprehensive (income) loss	98	12	96	4	—	12	—	1
Total	$43	$(45)	$17	$(42)	$(2)	$(11)	$(2)	$(12)
________________
(1)    Represents the assets and benefit obligations assumed as part of the Cristal Transaction in 2019. Such plan assets and benefit obligations were remeasured as of the merger date and all subsequent activity through December 31, 2019 is presented within the respective captions above.
(2)     Relates to a plan amendment entered into during 2020 related to the Brazil Medical Plan.
(3)     Since the benefits under the U.S Qualified Plan and the U.K. DB Scheme are frozen, the projected benefit obligation and accumulated benefit obligation are the same.

Contributions
At a minimum, Tronox contributes to its pension plans to comply with local regulatory requirements (e.g., ERISA in the United States). Discretionary contributions in excess of the local minimum requirements are made based on many factors, including long-term projections of the plans' funded status, the economic environment, potential risk of overfunding, pension insurance costs and alternative uses of the cash. Changes to these factors can impact the timing of discretionary contributions from year to year. Pension contributions were $17 million in 2020, net of $4 million received from the winding up of our Australian plan and estimated required contributions for 2021 are currently expected to be approximately $2 million.
The following table provides information for pension plans where the accumulated benefit obligation exceeds the fair value of the plan assets:

	Pensions
	2020
	US	International
Projected benefit obligation (PBO)	$399	$71
Accumulated benefit obligation (ABO)	$399	$46
Fair value of plan assets	$344	$—

Expected Benefit Payments — The following table shows the expected cash benefit payments for the next five years and in the aggregate for the years 2026 through 2030:

	2021	2022	2023	2024	2025	2026-2030
Pensions - US	$31	$31	$28	$27	$27	$119
Pensions - International	$12	$9	$11	$11	$12	$63
Other Post Retirement Benefit Plans - US	$—	$—	$—	$—	$—	$1
Other Post Retirement Benefit Plans - International	$—	$—	$1	$1	$1	$8

Retirement and Postretirement Healthcare Expense — The table below presents the components of net periodic cost associated with the U.S. and foreign plans recognized in the Consolidated Statements of Operations for 2020, 2019, and 2018:

	Pensions			Other Postretirement Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2020	2019	2018	2020	2019	2018
Net periodic cost:
Service cost	$5	$4	$—	$—	$—	$—
Interest cost(1)	17	21	13	1	1	1
Expected return on plan assets(1)	(22)	(22)	(15)	—	—	—
Net amortization of actuarial loss(1)	4	2	3	—	—	—
Settlement losses (gains)(1)	—	(1)	—	—	—	(3)
Curtailment (gains)(1)	(2)	—	—	—	—	—
Total net periodic cost - continuing operations	$2	$4	$1	$1	$1	$(2)
________________
(1)    Recorded in Other income (expense), net in the Consolidated Statement of Operations.
Assumptions —

The following weighted average assumptions were used to determine net periodic cost:

	Pension
	2020		2019		2018
	US	International	US	International	US
Discount rate	3.39%	1.98%	4.34%	2.50%	3.71%
Expected return on plan assets	6.03%	2.50%	5.69%	3.00%	5.64%

	OPEB
	2020		2019		2018
	US	International	US	International	International
Discount rate	3.36%	8.72%	4.00%	10.25%	11.54%
Expected return on plan assets	N/A	N/A	N/A	N/A	N/A

The following weighted average assumptions were used in estimating the actuarial present value of benefit obligations:

	Pensions
	2020		2019		2018
	US	International	US	International	US
Discount rate	2.60%	1.45%	3.39%	1.98%	4.40%
Rate of compensation increase	3.00%	4.65%	3.00%	4.67%	N/A

	OPEB
	2020		2019		2018
	US	International	US	International	International
Discount rate	2.59%	9.51%	3.36%	9.91%	11.38%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A
For the U.S. Qualified Plan and the U.S. Pension Plan, the mortality assumption was updated on December 31, 2020 to use the Society of Actuaries' most recently published generational projection scale (i.e. MP-2020) and base table (i.e. Pri-2012). The mortality improvement scale that had been used as of December 31, 2019 was the MP-2019 projection scale and the base table was Pri-2012.
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
Discount Rate — The 2020 and 2019 rates were selected based on the results of a cash flow matching analysis, which projected the expected cash flows of the plans using a yield curves model developed from a universe of Aa-graded U.S. currency corporate bonds (obtained from Bloomberg) with BVAL scores of 6 or greater. The 2018 rates were similarly selected with the exception of the use of BVAL scores as a selection criteria. Bonds with features that imply unreliable pricing, a less than certain cash flow, or other indicators of optionality are filtered out of the universe. The remaining universe is categorized into maturity groups, and within each of the maturity groups yields are ranked into percentiles.
Plan Assets — The investments of the U.S. and International pension plans are managed to meet the future expected benefit liabilities of the plan over the long term by investing in diversified portfolios consistent with prudent diversification and historical and expected capital market returns. Tronox's U.S. and international pension plans’ weighted-average asset allocations at December 31, 2020 and 2019, and the target asset allocation ranges, by major asset category, are as follows:

	December 31,
	2020				2019
	US		International		US		International
	Actual	Target	Actual	Target	Actual	Target	Actual	Target

Equity securities	43%	42%	—%	—%	50%	49%	7%	4%
Debt securities	39	40	39	30	48	48	26	25
Real estate	1	—	—	—	1	—	—	—
Other	17	18	61	70	1	3	67	71
Total	100%	100%	100%	100%	100%	100%	100%	100%

The fair values of pension investments as of December 31, 2020 are summarized below:

	Fair Value Measurement at December 31, 2020 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
Asset category:
Equities securities:
Global equity securities	$83	(1)	$—		$—		$83
Global comingled equity funds	66	(2)	—		—		66
Debt securities:
US government bonds	70	(3)	—		—		70
Foreign government bonds	37	(3)	—		—		37
US corporate bonds	—		62	(4)	—		62
Foreign corporate bonds	—		43	(4)	—		43
Real Estate:
Property/ real estate fund	—		1	(5)	—		1
Other:
Insurance contracts	—		—		111	(7)	111
Cash & cash equivalents	66	(6)	—		—		66
Total at fair value	$322		$106		$111		$539
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
(4)For US corporate bonds and foreign corporate bonds, this category is comprised of corporate bonds of U.S. and foreign companies from a diverse set of industries and size. The fair values for the U.S. and foreign corporate bonds are determined using quoted prices of similar securities in active markets and observable data or broker or dealer quotations. The fair values for these investments are classified as level 2 within the valuation hierarchy.
(5)For property / real estate funds, this category includes real estate properties, partnership equities and investments in operating companies. The fair value of the assets is determined using discounted cash flows by estimating an income stream for the property plus a reversion into a present value at a risk adjusted rate. Yield rates and growth assumptions utilized are derived from market transactions as well as other financial and industry data. The fair value of these investments are classified as level 2 in the valuation hierarchy.
(6)Cash and cash equivalents include cash and short-interest bearing investments with maturities of three months or less. Investments are valued at cost plus accrued interest. Cash and cash equivalents are classified within level 1 of the valuation hierarchy.
(7)For insurance contracts, the fair value is estimated as the cost of purchasing equivalent annuities on terms consistent with those currently available in the market. The contracts are with highly rated insurance companies and are classified within level 3 of the valuation hierarchy. The following table summarizes changes in fair value of the pension plan assets classified as level 3 for the year ended December 31, 2020:

Insurance Contracts
Balance, December 31, 2019	$104
Actual return on plan assets	9
Purchases, sales, settlements	(5)
Transfers in/out of Level 3	—
Foreign currency translation	3
Balance, December 31, 2020	$111

The fair values of pension investments as of December 31, 2019 are summarized below:

	Fair Value Measurement at December 31, 2019, Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
Asset category:
Equities securities:
Global equity securities	$68	(1)	$—		$—		$68
Global comingled equity funds	104	(2)	—		—		104
Debt securities:
US government bonds	69	(3)	—	(3)	—		69
Foreign government bonds	34	(3)	—		—		34
US corporate bonds	—		79		—		79
Foreign corporate bonds	16	(5)	6		—		22
Real Estate:
Property/ real estate fund	—		1	(6)	—		1
Other:
Insurance contracts	—		—		104	(9)	104
Alternative investments	—		1	(7)	—		1
Cash & cash equivalents	23	(8)	—		—		23
Total at fair value	$314		$87		$104		$505
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

Defined Contribution Plans
U.S. Savings Investment Plan
In 2006, we established the U.S. Savings Investment Plan (the “SIP”), a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the SIP, our regular full-time and part-time employees contribute a portion of their earnings, and we match these contributions up to a predefined threshold. Our matching contribution is 100% of the first 6% of employee contributions. Effective January 1, 2013, we established a profit sharing contribution at 6% of employees’ pay (“discretionary contribution”). The discretionary contribution is subject to our Board of Directors’ approval each year. The Board approved discretionary contribution of 6% of pay for 2020, 2019 and 2018. Our matching contribution to the SIP vests immediately; however, our discretionary contribution is subject to vesting conditions that must be satisfied over a three-year vesting period. Contributions under the SIP, including our match, are invested in accordance with the investment options elected by plan participants. Compensation expenses associated with our matching contribution to the SIP was $4 million, $4 million and $4 million during 2020, 2019 and 2018, respectively, which was included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations. Compensation expense associated with our discretionary contribution was $4 million in 2020, $4 million in 2019 and $5 million in 2018, which was included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.
U.S. Benefit Restoration Plan
In 2006, we established the U.S. Benefit Restoration Plan (the “BRP”), a nonqualified defined contribution plan, for employees whose eligible compensation is expected to exceed the IRS compensation limits for qualified plans. Under the BRP, participants can contribute up to 20% of their annual compensation and incentive. Our matching contribution under the BRP is the same as the SIP. Our matching contribution under this plan vests immediately to plan participants. Contributions under the BRP, including our match, are invested in accordance with the investment options elected by plan participants. Compensation expense associated with our matching contribution to the BRP was $1 million, $2 million and $1 million during 2020, 2019 and 2018 which was included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.
24.    Related Party Transactions
Exxaro

At December 31, 2020, Exxaro continues to own approximately 14.7 million shares of Tronox, or a 10.3% ownership interest, as well as their 26% ownership interest in our South African operating subsidiaries.
We had service level agreements with Exxaro for research and development that expired during the third quarter of 2018 . Such service level agreements amounted to expenses of $1 million during 2018 which was included in “Selling general and administrative expense” in the Consolidated Statements of Operations.
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

Tasnee/Cristal

On April 10, 2019, we announced the completion of the acquisition of the TiO2 business of Cristal for $1.675 billion of cash, subject to a working capital and noncurrent liability adjustment, plus 37,580,000 ordinary shares. At December 31, 2020, Cristal International Holdings B.V. (formerly known as Cristal Inorganic Chemical Netherlands Cooperatief W.A.), a wholly-owned subsidiary of Tasnee, continues to own 37,580,000 shares of Tronox, or a 26% ownership interest. In February 2020, Tronox and Cristal resolved the working capital and noncurrent liability adjustment by agreeing that no payment was required by either party.
On May 9, 2018, we entered into an Option Agreement with AMIC which is owned equally by Tasnee and Cristal. Under the terms of the Option Agreement, AMIC granted us an option (the “Option”) to acquire 90% of a special purpose vehicle (the “SPV”) which will hold AMIC’s ownership in a titanium slag smelter facility (the “Slagger”) located in The Jazan City for Primary and Downstream Industries in KSA.
The Option may be exercised if the Slagger achieves certain production criteria related to sustained quality and tonnage of slag produced (the “Option Criteria”). Likewise, AMIC may require us to acquire the Slagger on the same terms if the Option Criteria are satisfied (the "Put"). If the Option Criteria are met and Cristal exercises the Put or we exercise the Option, AMIC will also contribute $322 million of AMIC indebtedness (the "AMIC Debt") to the SPV before we acquire a 90% ownership in it. In addition, pursuant to the Option Agreement, we agreed to lend AMIC up to $125 million for capital expenditures and operational expenses intended to facilitate the start-up of the Slagger (the “Tronox Loans”). Such funds were drawn down by AMIC and the SPV, as applicable, on a quarterly basis as needed based on a budget reflecting the needs of the Slagger start-up. For the three months and year ended December 31, 2020, we have loaned an additional $12 million and $36 million, respectively, for capital expenditures and operational expenses to facilitate the startup of the Slagger. This brings the total amount that we have lent under the Tronox Loans to equal to the $125 million maximum amount that we agreed to lend. At December 31, 2020 and December 31, 2019, we have recorded $125 million and $89 million respectively for capital expenditures and operational expenses to facilitate the start-up of the Slagger and we have recorded this loan and related interest of $6 million and $3 million respectively within “Other long-term assets". The Option did not have a significant impact on the financial statements as of or for the periods ended December 31, 2020. If the Option Criteria are met and Cristal exercises the Put or we exercise the Option, AMIC will also contribute the Tronox Loans to the SPV before we acquire a 90% ownership in it.

On May 13, 2020, we amended the Option Agreement (the "First Amendment") with AMIC to address circumstances in which the Option Criteria cannot be satisfied. Pursuant to the First Amendment, if the Option Criteria are not satisfied, Tronox has the right but not the obligation to acquire the SPV in exchange for its forgiveness of the Tronox Loan, in which case the AMIC Debt will be retained by AMIC and not contributed to the SPV. The First Amendment did not have a significant impact on our financial statements as of or for the period ended December 31, 2020.
Additionally, on May 13, 2020, we amended a Technical Services Agreement that we had entered with AMIC on March 15, 2018, to add project management support services. Under this arrangement, AMIC and its consultants are still responsible for engineering and construction of the Slagger while we provide technical advice and project management services including supervision and management of third party consultants intended to satisfy the Option Criteria. As compensation for these services, Tronox receives a monthly management fee of approximately $1 million, which is recorded in “Other income (expense), net” within the Consolidated Statement of Operations and in “Prepaid and other assets” on the Consolidated Balance Sheet. The monthly management fee is subject to certain success incentives if and when the Slagger achieves the Option Criteria. Tronox recorded approximately $2 million and $5 million in "Other Income" for both the three months and year ended December 31, 2020, respectively, in the Consolidated Statement of Operations. At December 31, 2020, Tronox had a receivable due from AMIC related to management fee of $1 million that is recorded within “Prepaid and other assets”.
In conjunction with the acquisition on April 10, 2019, we entered into a transition services agreement with Tasnee, Cristal and AMIC. Under the terms of the transition services agreement, Tasnee and its affiliates will provide services to Tronox related to information technology support and infrastructure, logistics, safety, health and environmental, treasury and tax. Similarly, Tronox will provide services to Tasnee and its affiliates for information technology support and infrastructure, finance and accounting, tax, treasury, human resources, logistics, research and development and business development. As part of the transition services agreement, Tronox recorded approximately $1 million as a reduction to "cost of goods sold" on the Consolidated Statement of Operations for the year ended December 31, 2020. In addition, as part of the transition services agreement, Tronox recorded approximately $2 million and $4 million as reduction of "Selling, general and administrative expenses" for the year ended December 31, 2020 and December 31, 2019 respectively on the Consolidated Statement of Operations. The net reduction of cost of goods sold and selling, general and administrative expenses associated with the transition services agreement generally represents a recovery of the related costs. As of December 31, 2020, Tronox had a receivable from AMIC of $1 million recorded within “Prepaid and other assets” on the Consolidated Balance Sheet for expenses paid by Tronox on behalf of AMIC. Similarly, as of December 31, 2020, Tronox had a payable of $2 million recorded within “Accrued liabilities” on the Consolidated Balance Sheet for expenses AMIC paid on behalf of Tronox. Under the acquisition agreement, the stamp duty taxes were agreed to be shared. During the year ended December 31, 2019, Tronox paid $3 million on behalf of Tasnee related to stamp duty taxes. This amount was recorded as a reduction of the total stamp duty taxes paid in "Selling, general and administrative expenses” in the Consolidated Statement of Operations. During 2019, Tasnee prepaid insurance on Tronox's behalf, of which $1 million was expensed to "Cost of goods sold" on the Company's Consolidated Statement of Operations.
At December 31, 2020 and December 31, 2019, Tronox had a receivable due from Tasnee of $9 million and $14 million respectively, recorded within “Prepaid and other assets” on the Consolidated Balance Sheet, which relate primarily to amounts arising from transition service agreements, stamp duty taxes paid on behalf of Tasnee, pre-acquisition activities and reimbursement of a tax settlement due to the Australian Taxation Office for pre-acquisition tax periods as discussed in Note 8. At December 31, 2020 and December 31, 2019 Tronox had a payable due to Tasnee of $3 million and $7 million , respectively that are recorded within “Accrued liabilities” on the Consolidated Balance Sheet primarily which relate primarily to pre-acquisition activities and are expected to be settled in the near term.
On December 29, 2019, we entered into an agreement with Cristal to acquire certain assets co-located at our Yanbu facility which produce metal grade TiCl4 ("MGT"). Consideration for the acquisition is the assumption by Tronox of a $36 million note payable to Cristal. The MGT is used at a titanium "sponge" plant facility, 65% of the ownership interests of which are held by Advanced Metal Industries Cluster and Toho Titanium Metal Co. Ltd ("ATTM"), a joint venture between AMIC and Toho Titanium Company Ltd. ATTM uses the TiCl4, which we supply by pipeline, for the production of titanium sponge, a precursor material used in the production of titanium metal.
On December 17, 2020 we completed the MGT transaction. Repayment of the $36 million note payable is based on a fixed U.S. dollar per metric ton quantity of MGT delivered by us to ATTM over time and therefore the ultimate maturity date is variable in nature. If ATTM fails to purchase MGT from us under certain contractually agreed upon conditions, then at our election we may terminate the MGT supply agreement with ATTM and will no longer owe any amount under the loan agreement with Cristal. We currently estimate the ultimate maturity to be between approximately five and seven years, subject to actual future MGT production levels. The interest rate on the note payable is based on the SAIBOR plus a premium. As of December 31, 2020, the outstanding balance of the note payable was $36 million, of which $5 million is expected to be paid within the next twelve months.
As a result of the transactions we have entered into related to the MGT assets, Tronox recorded $1 million and $5 million for purchase of chlorine gas for the three months and year ended December 31, 2020, respectively from ATTM and such amounts are recorded in "Cost of goods sold" on the Consolidated Statement of Operations. The amount due to ATTM as of December 31, 2020 for the purchase of chlorine gas was $3 million and is recorded within “Accrued liabilities” on the Consolidated Balance

Sheet. There were no purchases of chlorine gas for the year ended December 31, 2019. In addition, during the three months and year ended December 31, 2020, Tronox recorded $6 million and $25 million, respectively, for MGT sales made to AMIC. During the year ended December 31, 2019, Tronox recorded $5 million for TiCl4 product sales made to AMIC. The TiCl4 product sales amounts are recorded in “Net sales” on the Consolidated Statement of Operations. At December 31, 2020 and December 31, 2019, Tronox had a receivable from AMIC of $7 million and $5 million, respectively, from MGT sales that is recorded within “Prepaid and other assets” on the Consolidated Balance Sheet.
Prior to the Cristal acquisition, we also acquired TiO2 feedstock from AMIC for consumption in production of TiO2. As of December 31, 2019, we had purchased $11 million of feedstock from AMIC and all payables had been settled as of December 31, 2019. There were no purchases of feedstock from AMIC in 2020.
25.    Segment Information
We operate our business under one operating segment, Tronox, which is also our reportable segment. The Company's chief operating decision maker, who is its Co-CEOs, reviews financial information presented at the consolidated level for purposes of allocating resources and evaluating financial performance. Since we operate our business under one segment, there is no difference between our consolidated results and segment results.
We disaggregate revenue from contracts with customers by product type and geographic area as well as sales based on country of production. We believe this level of disaggregation appropriately depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors and reflects how our business is managed.
During 2020, 2019 and 2018 our ten largest third-party customers represented 32%, 31%, and 37%, respectively, of our consolidated net sales. During 2020, 2019, and 2018, no single customer accounted for 10 % of our consolidated net sales.
Net sales to external customers based on country of production, were as follows:

	Year Ended December 31,
	2020	2019	2018
U.S. operations	$653	$676	$685
International operations:
United Kingdom	301	218	—
Australia	637	674	444
South Africa	330	370	444
Other - international	837	704	246
Total net sales	$2,758	$2,642	$1,819
See Note 5 for further information on revenues.

There is no difference between the total consolidated assets of continuing operations and our segment assets. Property, plant and equipment, net, mineral leaseholds, net, and lease right of use assets, net by geographic region, were as follows:

	December 31,
	2020	2019
U.S. operations	$261	$255
International operations:
United Kingdom	101	93
Saudi Arabia	262	215
South Africa	768	799
Australia	995	1,109
Other - international	256	244
Total	$2,643	$2,715

26.    Quarterly Results of Operations (Unaudited)
The following represents our unaudited quarterly results for the years ended December 31, 2020 and 2019. These quarterly results were prepared in conformity with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results, and were of a normal recurring nature.

Unaudited quarterly results for the year ended December 31, 2020:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$722	$578	$675	$783
Cost of goods sold	547	449	536	605
Gross profit	175	129	139	178
Net income (loss) from continuing operations	40	(4)	902	57
Net income from discontinued operations, net of tax	—	—	—	—
Net income (loss)	40	(4)	902	57
Net income attributable to noncontrolling interest	8	—	6	12
Net income (loss) attributable to Tronox Holdings plc	$32	$(4)	$896	$45
Net income (loss) per share, basic	$0.23	$(0.03)	$6.24	$0.31
Net income (loss) per share, diluted	$0.22	$(0.03)	$6.18	$0.31

Unaudited quarterly results for the year ended December 31, 2019:

	1st Quarter	2nd Quarter(1)	3rd Quarter(1)	4th Quarter
Net sales	$390	$791	$768	$693
Cost of goods sold	307	672	635	545
Contract loss	—	19	—	—
Gross profit	83	100	133	148
Net (loss) income from continuing operations	(30)	(55)	(12)	(5)
Net income (loss) from discontinued operations, net of tax	—	(1)	6	—
Net (loss) income	(30)	(56)	(6)	(5)
Net income attributable to noncontrolling interest	4	6	7	(5)
Net (loss) income attributable to Tronox Holdings plc(1)	$(34)	$(62)	$(13)	$—
Loss from continuing operations per share, basic and diluted	$(0.27)	$(0.41)	$(0.13)	$—
Income from discontinued operations per share, basic and diluted	$—	$—	$0.04	$—
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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of Tronox's management, including our interim Co-CEOs and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the "Exchange Act"), as of December 31, 2020, the end of the period covered by this report. Based on that evaluation, our interim co-CEOs and CFO have concluded that the Company's disclosure controls and procedures were effective as of that date. Tronox's disclosure controls and procedures are designed to ensure that information required to be disclosed by Tronox in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to Tronox's management, including Tronox's interim co-CEOs and CFO, or other person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Management of Tronox Holdings plc and its subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting. Internal controls over financial reporting is a process designed under the supervision of our interim principal co-executive officers and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
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
Management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2020. In making this assessment, management used the criteria in Internal Control-Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of December 31, 2020 was effective.
Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes to our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information regarding our executive officers, members of the Board of Directors, including its audit committee and audit committee financial experts, as well as information regarding our Code of Ethics and Business Conduct that applies to our interim co-Chief Executive Officers and senior financial officers, will be presented in Tronox Holding plc’s definitive proxy statement for its 2021 annual general meeting of shareholders, which will be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the headings "Proposal 1 - Election of Directors" and "Code of Ethics and Business Conduct" and is incorporated herein by reference.
Effective December 27, 2020, Chairman and Chief Executive Officer Jeffry N. Quinn began a leave of absence, and the Board of Directors immediately appointed John D. Romano and Jean-François Turgeon to be co-Chief Executive Officers on an interim basis. While serving as co-Chief Executive Officers, Mr. Romano and Mr. Turgeon have maintained their respective responsibilities as Executive Vice President, Chief Commercial and Strategy Officer, and Executive Vice President and Chief Operating Officer. In addition, Ilan Kaufthal, Lead Independent Director, was immediately elected Chairman of the Board on an interim basis. Mr. Quinn’s leave of absence began following Mr. Quinn alerting the Board of Directors that he had been referenced as an unnamed individual by the defendant named in an SEC civil complaint and related criminal complaint that alleged insider trading in the shares of Ferro Corporation during Mr. Quinn’s tenure as a director there. Neither Tronox nor Tronox’s shares were referenced in the complaints.
Item 11.    Executive Compensation
Information regarding executive officer and director compensation will be presented in Tronox Holdings plc's definitive proxy statement for its 2021 annual general meeting of shareholders, filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the headings "Human Resources and Compensation Committee Interlocks and Insider Participation", "2020 Non-Employee Director Compensation" and "Compensation Discussion and Analysis" and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information regarding security ownership of certain beneficial owners and management and related shareholder matters will be presented in Tronox Holdings plc's definitive proxy statement for its 2021 annual general meeting of shareholders, filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the heading "Security Ownership of Certain Beneficial Owners" and is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information as of December 31, 2020 regarding securities issued under the Tronox Holdings plc Amended and Restated Management Equity Incentive Plan (the “Tronox Holdings plc MEIP”).

	Number of securities to be issued upon exercise of outstanding restricted share units and options	Weighted-average exercise price of outstanding options(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)(2)
Equity compensation plans approved by security holders	8,505,796	$21.60	8,755,422
Equity compensation plans not approved by security holders	—	—	—
Total	8,505,796	$21.60	8,755,422
_____________________
(1)    Because there is no exercise price for restricted share units, such awards are not included in the weighted-average exercise price.
(2)     Each restricted share unit awarded under the Tronox Holdings plc MEIP was granted at no cost to the persons receiving them and represents the contingent right to receive the equivalent number of ordinary shares.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Information regarding certain relationships and related transactions and director independence will be presented in Tronox Holdings plc's definitive proxy statement for its 2021 annual general meeting of shareholders, filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the heading "Certain Relationships and Related Transactions" and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services.
Information regarding principal accounting fees and services will be presented in Tronox Holdings plc's definitive proxy statement for its 2021 annual general meeting of shareholders, filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the heading "Fees Paid to Independent Registered Public Accounting Firm" and is incorporated herein by reference.

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
3. Exhibits
(b) The exhibits listed in the following table have been filed with, or incorporated by reference into, this Annual Report on Form 10-K.

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

2.5
Agreement for the sale and purchase of Tizir Titanium & Iron AS, dated as of May 14, 2020, by and between Tronox Holdings plc, Tronox Titanium Holdings AS, Tizir Limited and Eramet S.A. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K/A filed on May 14, 2020)

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

4.9
Fourth Supplemental Indenture dated as of January 15, 2020 among Tronox Finance plc, the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.9 of the Annual Report on Form 10-K filed on March 16, 2020).

4.10
Fourth Supplemental Indenture dated as of January 15, 2020 among Tronox Incorporated, the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.10 of the Annual Report on Form 10-K filed on March 16, 2020).

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

4.13	Description of Securities of the Registrant (incorporated by reference to Exhibit 4.13 of the Annual Report on Form 10-K filed on March 16, 2020).
4.14
Indenture, dated as of May 1, 2020 among Tronox Incorporated, the Company and the other guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on May 1, 2020).

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

10.9*	Offer letter, dated November 7, 2019 by and between Tronox Holdings plc and Timothy Carlson (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 12, 2019).
10.10*	General form of 2020 executive officer Time-Based Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.10 of the Annual Report on Form 10-K filed on March 16, 2020).
10.11*	General form of 2020 executive officer TSR Performance-Based Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-K filed on March 16, 2020).
10.12*	General form of 2020 executive officer ORONA Performance-Based Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10-K filed on March 16, 2020).
10.13*	General form of Director Grant Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on May 4, 2017).
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

10.19
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

10.20
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

10.28*	Letter Agreement entered into as of December 27, 2020 by and between Tronox Holdings plc and Jean-Francois Turgeon (filed herewith).
10.29*	Letter Agreement entered into as of December 27, 2020 by and between Tronox Holdings plc and John Romano (filed herewith).
10.30*	General form of 2021 executive officer Time-Based Restricted Share Unit Agreement (filed herewith).
10.31*	General form of 2021 executive officer TSR Performance-Based Restricted Share Unit Agreement (filed herewith).
14.1	Tronox Code of Ethics and Business Conduct, effective March 27, 2019 (incorporated by reference to Exhibit 14.1 of the Annual Report on Form 10-K filed on March 16, 2020).
21.1	Subsidiaries of Tronox Holdings plc. (filed herewith)
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm for Tronox Holdings plc. (furnished herewith)
24.0	Power of Attorney (filed herewith)
31.1	Rule 13a-14(a) Certification of John Romano. (furnished herewith)
31.2	Rule 13a-14(a) Certification of Jean-Francois Turgeon. (furnished herewith)
31.3	Rule 13a-14(a) Certification of Timothy Carlson. (furnished herewith)
32.1	Section 1350 Certification for John Romano. (furnished herewith)
32.2	Section 1350 Certification for Jean-Francois Turgeon. (furnished herewith)
32.3	Section 1350 Certification for Timothy Carlson. (furnished herewith)
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, which has been formatted in Inline XBRL, and included with Exhibit 101.
_______________
*Indicates management contract or compensatory plan or arrangement.
Item 16.    Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of February 2021.

TRONOX HOLDINGS PLC
(Registrant)

By:	/s/ Timothy Carlson
Name:	Timothy Carlson
Title:	Senior Vice President, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Romano	Interim Co-Chief Executive Officer (Principal Executive Officer)	February 23, 2021
John Romano

/s/ Jean-Francois Turgeon	Interim Co-Chief Executive Officer (Principal Executive Officer)	February 23, 2021
Jean-Francois Turgeon

/s/ Timothy Carlson	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2021
Timothy Carlson

*	Interim Chairman of the Board of Directors	February 23, 2021
Ilan Kaufthal

*	Director	February 23, 2021
Mutlaq Al-Morished

*	Director	February 23, 2021
Vanessa Guthrie

*	Director	February 23, 2021
Stephen Jones

*	Director	February 23, 2021
Moazzam Khan

*	Director	February 23, 2021
Peter B. Johnston

*	Director	February 23, 2021
Sipho Nkosi

*	Director	February 23, 2021
Ginger M. Jones

Director
Jeffry Quinn

*By: /s/ Jeffrey Neuman	Senior Vice President, General Counsel and Secretary	February 23, 2021
Jeffrey Neuman, Attorney-in-fact