Form 10-Q
period 2021-03-31
Tronox Holdings plc
filed 2021-04-29
CIK 1530804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
As of April 20, 2021, the Registrant had 153,260,530 ordinary shares outstanding.

Item 1.    Financial Statements (Unaudited)

Page No.

Unaudited Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2021 and 2020	4
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2021 and 2020	5
Unaudited Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020	6
Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2021 and 2020	7
Unaudited Condensed Consolidated Statement of Shareholders’ Equity for the Three Months Ended March 31, 2021 and 2020	8
Notes to Unaudited Condensed Consolidated Financial Statements	10

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Net sales	$891	$722
Cost of goods sold	685	547
Gross profit	206	175
Selling, general and administrative expenses	81	94
Restructuring	—	2
Income from operations	125	79
Interest expense	(50)	(45)
Interest income	1	3
Loss on extinguishment of debt	(34)	—
Other income (expense), net	(10)	10
Income before income taxes	32	47
Income tax provision	(6)	(7)
Net income	26	40
Net income attributable to noncontrolling interest	7	8
Net income attributable to Tronox Holdings plc	$19	$32

Earnings per share, basic:
Basic	$0.13	$0.23
Diluted	$0.12	$0.22

Weighted average shares outstanding, basic (in thousands)	147,071	142,736
Weighted average shares outstanding, diluted (in thousands)	153,928	143,596
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Millions of U.S. dollars)

	Three Months Ended March 31,
	2021	2020
Net income	$26	$40
Other comprehensive income (loss):
Foreign currency translation adjustments	(42)	(188)
Pension and postretirement plans:
Actuarial losses, (net of taxes of less than $1 million and nil in the three months ended March 31, 2021 and 2020, respectively)	(1)	—
Amortization of unrecognized actuarial losses, (net of taxes of less than $1 million in both the three months ended March 31, 2021 and 2020)	1	1
Total pension and postretirement gains (losses)	—	1
Realized (gains) losses on derivatives reclassified from accumulated other comprehensive loss to the Condensed Consolidated Statement of Income	(3)	5
Unrealized (losses) gains on derivative financial instruments, (net of tax expense of nil and $10 million for the three months ended March 31, 2021 and 2020, respectively) - See Note 11	11	(88)

Other comprehensive loss	(34)	(270)

Total comprehensive loss	(8)	(230)

Comprehensive income (loss) attributable to noncontrolling interest:
Net income	7	8
Foreign currency translation adjustments	(10)	(47)
Comprehensive loss attributable to noncontrolling interest	(3)	(39)

Comprehensive loss attributable to Tronox Holdings plc	$(5)	$(191)
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$759	$619
Restricted cash	8	29
Accounts receivable (net of allowance for credit losses of $5 million and $5 million as of March 31, 2021 and December 31, 2020, respectively)	652	540
Inventories, net	1,052	1,137
Prepaid and other assets	163	200
Income taxes receivable	6	4
Total current assets	2,640	2,529
Noncurrent Assets
Property, plant and equipment, net	1,710	1,759
Mineral leaseholds, net	795	803
Intangible assets, net	201	201
Lease right of use assets, net	78	81
Deferred tax assets	1,022	1,020
Other long-term assets	177	175
Total assets	$6,623	$6,568

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$378	$356
Accrued liabilities	308	350
Short-term lease liabilities	43	39
Long-term debt due within one year	514	58
Income taxes payable	11	2
Total current liabilities	1,254	805
Noncurrent Liabilities
Long-term debt, net	2,901	3,263
Pension and postretirement healthcare benefits	144	146
Asset retirement obligations	156	157
Environmental liabilities	66	67
Long-term lease liabilities	33	41
Deferred tax liabilities	179	176
Other long-term liabilities	33	42
Total liabilities	4,766	4,697

Commitments and Contingencies - Note 14
Shareholders’ Equity
Tronox Holdings plc ordinary shares, par value $0.01 — 153,257,799 shares issued and outstanding at March 31, 2021 and 143,557,479 shares issued and outstanding at December 31, 2020	2	1
Capital in excess of par value	2,038	1,873
Retained earnings	440	434
Accumulated other comprehensive loss	(668)	(610)
Total Tronox Holdings plc shareholders’ equity	1,812	1,698
Noncontrolling interest	45	173
Total equity	1,857	1,871
Total liabilities and equity	$6,623	$6,568
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Millions of U.S. dollars)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income	$26	$40
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	84	71
Deferred income taxes	(3)	—
Share-based compensation expense	9	9
Amortization of deferred debt issuance costs and discount on debt	3	2
Loss on extinguishment of debt	34	—
Other non-cash items affecting net income	14	14
Changes in assets and liabilities:
Increase in accounts receivable, net of allowance for credit losses	(120)	(92)
Decrease in inventories, net	63	—
Decrease (increase) in prepaid and other assets	32	(3)
Increase (decrease) in accounts payable and accrued liabilities	2	(54)
Net changes in income tax payables and receivables	7	2
Changes in other non-current assets and liabilities	(16)	(17)
Cash provided by (used in) operating activities	135	(28)

Cash Flows from Investing Activities:
Capital expenditures	(58)	(38)
Insurance proceeds	1	—
Cash used in investing activities	(57)	(38)

Cash Flows from Financing Activities:
Repayments of long-term debt	(2,260)	(7)
Proceeds from long-term debt	2,375	—
Proceeds from short-term debt	—	213
Call premium paid	(21)	—
Debt issuance costs	(30)	—
Dividends paid	(14)	(10)
Restricted stock and performance-based shares settled in cash for withholding taxes	(2)	(3)
Cash provided by financing activities	48	193

Effects of exchange rate changes on cash and cash equivalents and restricted cash	(7)	(9)

Net increase in cash, cash equivalents and restricted cash	119	118
Cash, cash equivalents and restricted cash at beginning of period	648	311
Cash, cash equivalents and restricted cash at end of period	$767	$429

Supplemental cash flow information:
Interest paid, net	$30	$24

Income taxes paid	$3	$4
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Millions of U.S. dollars, except for shares)
For the three months ended March 31, 2021

	Tronox Holdings plc Ordinary Shares (in thousands)	Tronox Holdings plc Ordinary Shares (Amount)	Capital in Excess of par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Tronox Holdings plc Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2020	143,557	$1	$1,873	$434	$(610)	$1,698	$173	$1,871
Net income	—	—	—	19	—	19	7	26
Other comprehensive (loss) income	—	—	—	—	(24)	(24)	(10)	(34)
Share-based compensation	2,545	—	9	—	—	9	—	9
Shares cancelled	(101)	—	(2)	—	—	(2)	—	(2)
Options exercised	11	—	—	—	—	—	—	—
Acquisition of noncontrolling interest	7,246	1	158	—	(34)	125	(125)	—
Ordinary share dividends ($0.08 per share)	—	—	—	(13)	—	(13)	—	(13)
Balance at March 31, 2021	153,258	$2	$2,038	$440	$(668)	$1,812	$45	$1,857
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)
(Unaudited)
(Millions of U.S. dollars, except for shares)
For the three months ended March 31, 2020

	Tronox Holdings plc Ordinary Shares (in thousands)	Tronox Holdings plc Ordinary Shares	Capital in Excess of par Value	(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Tronox Holdings plc Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2019	141,900	$1	$1,846	$(493)	$(606)	$748	$168	$916
Net (loss) income	—	—	—	32	—	32	8	40
Other comprehensive income (loss)	—	—	—	—	(223)	(223)	(47)	(270)
Share-based compensation	1,779	—	9	—	—	9	—	9
Shares cancelled	(313)	—	(3)	—	—	(3)	—	(3)
Measurement period adjustment related to Cristal acquisition	—	—	—	—	—	—	(3)	(3)
Ordinary share dividends ($0.07 per share)	—	—	—	(10)	—	(10)	—	(10)
Balance at March 31, 2020	143,366	$1	$1,852	$(471)	$(829)	$553	$126	$679
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Millions of U.S. dollars, except share, per share and metric tons data or unless otherwise noted)

1.    The Company
Tronox Holdings plc (referred to herein as "Tronox", the "Company", "we", "us", or "our") operates titanium-bearing mineral sand mines and beneficiation operations in Australia, South Africa and Brazil to produce feedstock materials that can be processed into TiO2 for pigment, high purity titanium chemicals, including titanium tetrachloride, and Ultrafine© titanium dioxide used in certain specialty applications. It is our long-term strategic goal to be vertically integrated and consume all of our feedstock materials in our own nine TiO2 pigment facilities which we operate in the United States, Australia, Brazil, UK, France, the Netherlands, China and the Kingdom of Saudi Arabia (“KSA”). We believe that vertical integration is the best way to achieve our ultimate goal of delivering low cost, high-quality pigment to our coatings and other TiO2 customers throughout the world. The mining, beneficiation and smelting of titanium bearing mineral sands creates meaningful quantities of zircon, which we also supply to customers around the world.
We are a public limited company listed on the New York Stock Exchange and are registered under the laws of England and Wales.
Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.
In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, considered necessary for a fair statement of its financial position as of March 31, 2021, and its results of operations for the three months ended March 31, 2021 and 2020. Our unaudited condensed consolidated financial statements include the accounts of all majority-owned subsidiary companies. All intercompany balances and transactions have been eliminated in consolidation.
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

Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (“Topic 740”): Simplifying the Accounting for Income Taxes. The standard simplifies the accounting for income taxes by removing the exceptions to the incremental approach for intraperiod tax allocation, the requirement to recognize deferred tax liability for equity method investments, the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary, and the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020 with early adoption permitted. The adoption of this standard did not have a material impact on our consolidated financial statements.
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
Contract assets represent our rights to consideration in exchange for products that have transferred to a customer when the right is conditional on situations other than the passage of time. For products that we have transferred to our customers, our rights to the consideration are typically unconditional and only the passage of time is required before payments become due. These unconditional rights are recorded as accounts receivable. As of March 31, 2021, and December 31, 2020, we did not have material contract asset balances.
Contract liabilities represent our obligations to transfer products to a customer for which we have received consideration from the customer. Infrequently we may receive advance payment from our customers that is accounted for as deferred revenue. Deferred revenue is earned when control of the product transfers to the customer, which is typically within a short period of time from when we received the advanced payment. Contract liability balances as of March 31, 2021 and December 31, 2020 were approximately $8 million and $4 million, respectively. Contract liability balances were reported as “Accounts payable” in the unaudited Condensed Consolidated Balance Sheets.  All contract liabilities as of December 31, 2020 were recognized as revenue in “Net sales” in the unaudited Condensed Consolidated Statements of Income during the first quarter of 2021.
Disaggregation of Revenue
We operate under one operating and reportable segment, Tronox. We disaggregate our revenue from contracts with customers by product type and geographic area. We believe this level of disaggregation appropriately depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors and reflects how our business is managed.

Net sales to external customers by geographic areas where our customers are located were as follows:

	Three Months Ended March 31,
	2021	2020
North America	$169	$178
South and Central America	63	40
Europe, Middle-East and Africa	357	292
Asia Pacific	302	212
Total net sales	$891	$722

Net sales from external customers for each similar type of product were as follows:

	Three Months Ended March 31,
	2021	2020
TiO2	$696	$580
Zircon	123	65
Feedstock and other products	72	77
Total net sales	$891	$722
Feedstock and other products mainly include rutile prime, ilmenite, chloride (“CP”) slag, pig iron and other mining products.
During the three months ended March 31, 2021 and 2020, our ten largest third-party TiO2 customers represented 29% and 29%, respectively, of our consolidated net sales. During the three months ended March 31, 2021 and 2020, no single customer accounted for 10% of our consolidated net sales.

3.    Income Taxes
Our operations are conducted through various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.
Income before income taxes is comprised of the following:

	Three Months Ended March 31,
	2021	2020
Income tax provision	$(6)	$(7)
Income before income taxes	$32	$47
Effective tax rate	19%	15%
Tronox Holdings plc, a U.K. public limited company is the publicly-traded parent company for the business group, and the statutory tax rate in the U.K. at both March 31, 2021 and 2020 was 19%. The effective tax rates for the three months ended March 31, 2021 and 2020 are influenced by a variety of factors, primarily income and losses in jurisdictions with full valuation allowances, disallowable expenditures, restructuring impacts, prior year accruals, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate.
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
We continue to maintain full valuation allowances related to the total net deferred tax assets in Australia, Saudi Arabia, and United Kingdom, as we cannot objectively assert that these deferred tax assets are more likely than not to be realized. It is reasonably possible that a portion of these valuation allowances could be reversed within the next year due to increased profitability levels. Until these valuation allowances are eliminated, future provisions for income taxes for these jurisdictions will include no tax benefits with respect to losses incurred and tax expense only to the extent of current tax payments. Additionally, we have valuation allowances against specific tax assets in the Netherlands, South Africa, and the United States.
We currently have no uncertain tax positions recorded; however, we continue to evaluate the companies acquired in the Cristal Transaction, and it is reasonably possible that this could change in the next 12 months.
The Company was advised that the tax authority in the United Kingdom has commenced a tax audit for certain fiscal periods prior to the closing of the Cristal Transaction. The ultimate outcome of such an audit is not presently known. Cristal is obligated to indemnify us for pre-closing tax liabilities on any assessment associated with this audit.
We believe that we have made adequate provision for income taxes that may be payable with respect to years open for examination; however, the ultimate outcome is not presently known and, accordingly, adjustments to our provisions may be necessary and/or reclassifications of noncurrent tax liabilities to current may occur in the future.

4.    Income Per Share
The computation of basic and diluted income per share for the periods indicated is as follows:

	Three Months Ended March 31,
	2021	2020
Numerator - Basic and Diluted:
Net income	$26	$40
Less: Net income attributable to noncontrolling interest	7	8
Net income available to ordinary shares	$19	$32

Denominator - Basic and Diluted:
Weighted-average ordinary shares, basic (in thousands)	147,071	142,736
Weighted-average ordinary shares, diluted (in thousands)	153,928	143,596

Basic net income per ordinary share	$0.13	$0.23
Diluted net income per ordinary share	$0.12	$0.22
Net income (loss) per ordinary share amounts were calculated from exact, not rounded net income (loss) and share information.  Anti-dilutive shares not recognized in the diluted net income per share calculation for the three months ended March 31, 2021 and 2020 were as follows:

	Shares
	Three Months Ended March 31,
	2021	2020
Options	1,195,305	1,216,456
Restricted share units	924,385	7,322,644

5.    Inventories, Net
Inventories, net consisted of the following:

	March 31, 2021	December 31, 2020
Raw materials	$168	$170
Work-in-process	106	103
Finished goods, net	581	668
Materials and supplies, net	197	196
Inventories, net – current	$1,052	$1,137
Materials and supplies, net consists of processing chemicals, maintenance supplies and spare parts, which will be consumed directly and indirectly in the production of our products.
At March 31, 2021 and December 31, 2020, inventory obsolescence reserves primarily for materials and supplies were $42 million and $41 million, respectively. Reserves for lower of cost or market and net realizable value were $16 million and $29 million at March 31, 2021 and December 31, 2020, respectively.

6.    Property, Plant and Equipment, Net
Property, plant and equipment, net of accumulated depreciation, consisted of the following:

	March 31, 2021	December 31, 2020
Land and land improvements	$188	$189
Buildings	368	368
Machinery and equipment	2,197	2,197
Construction-in-progress	196	192
Other	87	86
Subtotal	3,036	3,032
Less: accumulated depreciation	(1,326)	(1,273)
Property, plant and equipment, net	$1,710	$1,759
Substantially all of the property, plant and equipment, net is pledged as collateral for our debt. See Note 10.
The table below summarizes depreciation expense related to property, plant and equipment for the periods presented, recorded in the specific line items in our unaudited Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2021	2020
Cost of goods sold	$65	$59
Selling, general and administrative expenses	1	1
Total	$66	$60

7.    Mineral Leaseholds, Net
Mineral leaseholds, net of accumulated depletion, consisted of the following:

	March 31, 2021	December 31, 2020
Mineral leaseholds	$1,335	$1,333
Less: accumulated depletion	(540)	(530)
Mineral leaseholds, net	$795	$803

Depletion expense relating to mineral leaseholds recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Income was $10 million and $2 million during the three months ended March 31, 2021 and 2020, respectively.

8.    Intangible Assets, Net
Intangible assets, net of accumulated amortization, consisted of the following:

	March 31, 2021			December 31, 2020
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$291	$(197)	$94	$291	$(193)	$98
TiO2 technology	93	(26)	67	93	(24)	69
Internal-use software and other	81	(41)	40	73	(39)	34
Intangible assets, net	$465	$(264)	$201	$457	$(256)	$201
As of March 31, 2021 and December 31, 2020, internal-use software included approximately $29 million and $19 million, respectively, of capitalized software costs which are not being amortized as the software is not ready for its intended use.
Amortization expense related to intangible assets recorded in "Selling, general and administrative expenses" in the unaudited Condensed Consolidated Statements of Income was $8 million and $9 million during the three months ended March 31, 2021 and 2020, respectively.
Estimated future amortization expense related to intangible assets is $24 million for the remainder of 2021, $33 million for 2022, $33 million for 2023, $36 million for 2024, $33 million for 2025 and $42 million thereafter.
9.    Balance Sheet and Cash Flow Supplemental Information
Accrued liabilities consisted of the following:

	March 31, 2021	December 31, 2020
Employee-related costs and benefits	$107	$133
Related party payables	1	7
Interest	31	21
Sales rebates	39	43
Restructuring	2	2
Taxes other than income taxes	17	16
Asset retirement obligations	7	9
Interest rate swaps	43	57
Other accrued liabilities	61	62
Accrued liabilities	$308	$350
Additional supplemental cash flow information for the three months ended March 31, 2021 and 2020 and as of March 31, 2021 and December 31, 2020 is as follows:

	Three Months Ended March 31,
Supplemental non cash information:	2021	2020
Financing activities - Acquisition of noncontrolling interest	$125	$—

	March 31, 2021	December 31, 2020
Capital expenditures acquired but not yet paid	$28	$37

10.    Debt
Long-Term Debt
Long-term debt, net of an unamortized discount and debt issuance costs, consisted of the following:

	Original Principal	Annual Interest Rate	Maturity Date	March 31, 2021	December 31, 2020
Prior Term Loan Facility, net of unamortized discount (1)	$2,150	Variable	9/22/2024	$—	$1,607
New Term Loan Facility, net of unamortized discount (1)	1,300	Variable	3/11/2028	1,291	—
Senior Notes due 2025	450	5.75%	10/1/2025	450	450
Senior Notes due 2026	615	6.50%	4/15/2026	—	615
Senior Notes due 2029	1,075	4.63%	3/15/2029	1,075	—
6.5% Senior Secured Notes due 2025	500	6.50%	5/1/2025	500	500
Standard Bank Term Loan Facility (1) (3)	222	Variable	3/25/2024	88	115
Tikon Loan (3)	N/A	Variable	5/23/2021	11	17
Australian Government Loan, net of unamortized discount	N/A	N/A	12/31/2036	1	1
MGT Loan(2)	36	Variable	Variable	35	36
Finance leases				14	15
Long-term debt				3,465	3,356
Less: Long-term debt due within one year				(514)	(58)
Debt issuance costs				(50)	(35)
Long-term debt, net				$2,901	$3,263
_______________
(1)Average effective interest rate on the Prior Term Loan Facility of 4.5% and 5.0% during the three months ended March 31, 2021 and 2020, respectively. Average effective interest rate on the New Term Loan Facility of 4.3% during the three months ended March 31, 2021. Average effective interest rate on the Standard Bank Term Loan Facility of 6.5% and 9.5% during the three months ended March 31, 2021 and 2020, respectively.
(2)The MGT loan is a related party debt facility.
(3)During the three months ended March 31, 2021, the Company made two voluntary prepayments totaling R260 million (approximately $17 million at March 31, 2021 exchange rate) on the Standard Bank Term Loan Facility. No prepayment penalties were required as a result of this principal prepayment. During the three months ended March 31, 2021, the Company made a voluntary prepayment of CNY 41 million (approximately $6 million at March 31, 2021 exchange rate) on the Tikon Loan. Additionally, in April 2021, the Company made a voluntary prepayment totaling R780 million (approximately $53 million at March 31, 2021 exchange rate) on the Standard Bank Term Loan Facility and repaid the remaining outstanding principal balance of $11 million on the Tikon loan. No prepayment penalties were required as a result of these principal prepayments.
Prior Term Loan Facility and New Term Loan Facility
On March 11, 2021, Tronox Finance LLC entered into an amendment and restatement of its existing first lien term loan credit facility (the "Prior Term Loan Facility") pursuant to which, among other thing, we amended and restated the Prior Term Loan Facility with a new amended and restated first lien credit agreement dated as of September 22, 2017 (as amended through and including March 11, 2021, the "New Term Loan Facility") with a syndicate of lenders and HSBC Bank USA, National Association, as administrative agent and collateral agent. The New Term Loan Facility provides the Company with (a) a new seven-year New Term Loan Facility) in an aggregate principal amount of $1.3 billion and (b) new five-year cash flow revolving facility (the "New Revolving Facility") providing initial revolving commitments of $350 million and a sublimit of

$125 million for letters of credit. The maturity date on the New Term Loan Facility and the New Revolving Facility is March 11, 2028 and March 11, 2026, respectively.
The New Term Loan Facility shall bear interest at either the base rate or an adjusted LIBOR rate, in each case plus an applicable margin. The applicable margin in respect of the New Term Loan Facility is either 1.50% or 1.25%, for base rate loans, or 2.50% or 2.25%, for adjusted LIBOR rate loans, in each case determined based on, initially the passage of time, and thereafter upon the Company’s first lien net leverage ratio at the applicable time. The New Revolving Facility shall bear interest at either the base rate or adjusted LIBOR rate, in each case plus an applicable margin. The applicable margin in respect of the New Revolving Facility is either 1.25%, 1.00% or 0.75% for base rate loans, or 2.25%, 2.00% or 1.75%, for adjusted LIBOR Rate Loans, in each case determined based on, initially the passage of time, and thereafter upon the Company’s first lien net leverage ratio at the applicable time. The New Credit Facility requires the Borrower to pay customary agency fees.
In connection with entering into the New Term Loan Facility, the Company terminated all remaining commitments and repaid all obligations under its Prior Term Loan Facility and Wells Fargo Revolver. Additionally, we repaid $313 million of the principal under the Prior Term Loan Facility with cash on hand.
Commencing June 30, 2021, the New Revolving Facility contains a springing financial covenant when a loan amount is drawn exceeding 35% of the New Revolving Facility. In this instance, the first lien net leverage ratio shall not exceed 4.75x at quarter end testing period.
As a result of this transaction and in accordance with ASC 470, we recognized approximately $4 million in "Loss on Extinguishment of Debt" recorded in the unaudited condensed Consolidated Statement of Income for the three months ended March 31, 2021.
In April 2021, we drew down $25 million on the New Revolving Facility, which was repaid later in April 2021.
Senior Notes due 2025, Senior Notes due 2026 and Senior Notes due 2029
On March 15, 2021, Tronox Incorporated closed an offering of $1,075 million aggregate principal amount of its 4.625% senior notes due 2029 (the "Senior Notes due 2029"). The notes were offered at par and issued under an indenture dated as of March 15, 2021 among the Company and certain of the Company's restricted subsidiaries as guarantors and Wilmington Trust, National Association. The Senior Notes due 2029 provide, among other thing, that the Senior Notes due 2029 are guaranteed by the Company and certain of the Company's restricted subsidiaries, subject to certain exceptions. The Senior Notes due 2029 and related guarantees are the senior obligations of the Company and the guarantors. The Senior Notes due 2029 have not been registered under the Securities Act, or any state securities laws, and may not be offered or sold in the United States absent registration requirements. The terms of the indenture, among other things, limit, in certain circumstances, the ability of the Company and its restricted subsidiaries to: incur secured indebtedness, incur indebtedness at a non-guarantor subsidiary, engage in certain sale-leaseback transactions and merge, consolidate or sell substantially all of their assets. Interest is payable on the Senior Notes due 2029 on March 15 and September 15 of each year beginning on September 15, 2021 until their maturity date of March 15, 2029.
On March 31, 2021, the Company repaid the outstanding principal balance of $615 million on its Senior Notes due 2026. As a result of this transaction, we recorded $30 million of debt extinguishment costs, including a call premium of $21 million, in "Loss on Extinguishment of Debt" on the Condensed Consolidated Statement of Income for the three months ended March 31, 2021.
On April 1, 2021, the Company repaid the outstanding principal balance of $450 million on its Senior Notes due 2025 including a call premium of $19 million.
Debt Covenants
At March 31, 2021, we are in compliance with all financial covenants in our debt facilities.
11.    Derivative Financial Instruments
Derivatives recorded on the Condensed Consolidated Balance Sheet:

The following table is a summary of the fair value of derivatives outstanding at March 31, 2021 and December 31, 2020:

	Fair Value
	March 31, 2021		December 31, 2020
	Assets(a)	Accrued Liabilities	Assets(a)	Accrued Liabilities
Derivatives Designated as Cash Flow Hedges
Currency Contracts	$32	$—	$58	$—
Interest Rate Swaps	$—	$43	$—	$57
Total Hedges	$32	$43	$58	$57
Derivatives Not Designated as Cash Flow Hedges
Currency Contracts	$10	$—	$7	$—
Total Derivatives	$42	$43	$65	$57
(a) At March 31, 2021 and December 31, 2020, current assets of $42 million and $65 million, respectively, are recorded in prepaid and other current assets on the Condensed Consolidated Balance Sheets.
Derivatives' Impact on the Condensed Consolidated Statement of Income:
The following table summarizes the impact of the Company's derivatives on the unaudited Condensed Consolidated Statement of Income:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings			Amount of Pre-Tax Gain (Loss) Recognized in Earnings
	Revenue	Cost of Goods Sold	Other Income (Expense), net	Revenue	Cost of Goods Sold	Other Income (Expense), net
	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020

Derivatives Not Designated as Hedging Instruments
Currency Contracts	$—	$—	$1	$—	$—	$(16)
Derivatives Designated as Hedging Instruments
Currency Contracts	$—	$3	$—	$(1)	$(4)	$—
Total Derivatives	$—	$3	$1	$(1)	$(4)	$(16)

Interest Rate Risk
During the second quarter of 2019, we entered into interest-rate swap agreements with an aggregate notional value of $750 million, representing a portion of our Prior Term Loan Facility, which effectively converts the variable rate to a fixed rate for that portion of the loan. The agreements expire in September 2024. The Company’s objectives in using the interest-rate swap agreements are to add stability to interest expense and to manage its exposure to interest rate movements. These interest rate swaps have been designated as cash flow hedges and involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. There was no impact associated with the New Term Loan Facility as the hedge remained highly effective.

Fair value gains or losses on these cash flow hedges are recorded in other comprehensive (loss) income and are subsequently reclassified into interest expense in the same periods during which the hedged transactions affect earnings. At March 31, 2021 and December 31, 2020, the net unrealized loss of $43 million and $57 million, respectively, was recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet. For the three months ended March 31, 2021 and 2020, the amounts recorded in interest expense related to the interest-rate swap agreements were $4 million and $1 million, respectively.
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
As of March 31, 2021, we had notional amounts of 246 million Australian dollars (or approximately $187 million at March 31, 2021 exchange rate) that expire between April 30, 2021 and December 30, 2021 to reduce the exposure of our Australian subsidiaries’ cost of sales to fluctuations in currency rates. At March 31, 2021 and December 31, 2020, there was an unrealized net gain of $53 million and an unrealized net gain of $58 million, respectively, recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet, of which $45 million is expected to be recognized in earnings over the next twelve months in line with the underlying sales of inventory. Of the $45 million, $34 million will be recognized in earnings during the remainder of 2021.
We enter into foreign currency contracts for the South African Rand and Australian Dollar to reduce exposure of our subsidiaries’ balance sheet accounts not denominated in our subsidiaries’ functional currency to fluctuations in foreign currency exchange rates. Historically, we have used a combination of zero-cost collars or forward contracts to reduce the exposure.  For accounting purposes, these foreign currency contracts are not considered hedges. The change in fair value associated with these contracts is recorded in “Other expense, net” within the unaudited Condensed Consolidated Statement of Income and partially offsets the change in value of third party and intercompany-related receivables not denominated in the functional currency of the subsidiary. At March 31, 2021, there was (i) 540 million South African Rand (or approximately $37 million at March 31, 2021 exchange rate) and (ii) 58 million Australian dollars (or approximately $44 million at March 31, 2021) of notional amount outstanding foreign currency contracts. At December 31, 2020, there was (i) 354 million South African Rand (or approximately $24 million at March 31, 2021 exchange rate) and (ii) 54 million Australian dollars (or approximately $41 million at March 31, 2021 exchange rate) of notional amounts outstanding foreign currency contracts.
12.    Fair Value
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

Our debt is recorded at historical amounts. The following table presents the fair value of our debt and derivative contracts at both March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Prior Term Loan Facility	$—	$1,610
New Term Loan Facility	1,295	—
Standard Bank Term Loan Facility	88	115
Senior Notes due 2025	469	468
Senior Notes due 2026	—	641
Senior Notes due 2029	1,077	—
6.5% Senior Secured Notes due 2025	536	536
Tikon Loan	11	17
Australian Government Loan	1	1
MGT Loan	35	36
Interest rate swaps	43	57
Foreign currency contracts	42	65
We determined the fair value of the Prior Term Loan Facility, New Term Loan Facility, the Senior Notes due 2025, the Senior Notes due 2026, the Senior Notes due 2029 and 6.5% Senior Secured Notes due 2025 using quoted market prices, which under the fair value hierarchy is a Level 1 input. We determined the fair value of the Standard Bank Term Loan Facility and Tikon Loan utilizing transactions in the listed markets for identical or similar liabilities, which under the fair value hierarchy is a Level 2 input. The fair value of the Australian Government Loan and MGT Loan is based on the contracted amount which is a Level 2 input.
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
13.    Asset Retirement Obligations
Asset retirement obligations consist primarily of rehabilitation and restoration costs, landfill capping costs, decommissioning costs, and closure and post-closure costs. Activities related to asset retirement obligations were as follows:

	Three Months Ended March 31,
	2021	2020
Beginning balance	$166	$158
Accretion expense	3	3
Remeasurement/translation	(4)	(21)
Settlements/payments	(2)	(2)
Measurement period adjustment related to Cristal acquisition	—	4
Balance, March 31,	$163	$142

	March 31, 2021	December 31, 2020
Current portion included in “Accrued liabilities”	$7	$9
Noncurrent portion included in “Asset retirement obligations”	156	157
Asset retirement obligations	$163	$166

14.    Commitments and Contingencies
Purchase and Capital Commitments — Includes obligations for purchase requirements of process chemicals, supplies, utilities and services entered into in the ordinary course of business. At March 31, 2021, purchase commitments were $169 million for 2021, $85 million for 2022, $64 million for 2023, $57 million for 2024, $44 million for 2025, and $136 million thereafter.
Letters of Credit—At March 31, 2021, we had outstanding letters of credit and bank guarantees of $67 million, of which $35 million were letters of credit and $32 million were bank guarantees. Amounts for performance bonds were not material.
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

15.    Accumulated Other Comprehensive Loss Attributable to Tronox Holdings plc
The tables below present changes in accumulated other comprehensive loss by component for the three months ended March 31, 2021 and 2020.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, January 1, 2021	$(491)	$(120)	$1	$(610)
Other comprehensive income (loss)	(32)	(1)	11	(22)
Acquisition of noncontrolling interest	(34)	—	—	(34)
Amounts reclassified from accumulated other comprehensive income	—	1	(3)	(2)
Balance, March 31, 2021	$(557)	$(120)	$9	$(668)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, January 1, 2020	$(503)	$(104)	$1	$(606)
Other comprehensive loss	(141)	—	(88)	(229)
Amounts reclassified from accumulated other comprehensive income	—	1	5	6
Balance, March 31, 2020	$(644)	$(103)	$(82)	$(829)

16.    Share-Based Compensation
Restricted Share Units (“RSUs”)
2021 Grant - During the three months ended March 31, 2021, the Company granted both time-based and performance-based awards to certain members of management and to members of the Board. A total of 621,519 of time-based awards were granted to management which will vest ratably over a three-year period ending March 5, 2024. A total of 605,732 of performance-based awards were granted, of which 302,866 of the awards vest based on a relative Total Shareholder Return ("TSR") calculation and 302,866 of the awards vest based on certain performance metrics of the Company. The non-TSR performance-based awards vest on March 5, 2024 based on the achievement against the target average company performance of three separate performance periods, commencing on January 1 of each 2021, 2022, and 2023 and ending on December 31 of each 2021, 2022 and 2023, for which, for each performance period, the performance metric is an average annual return on invested capital (ROIC) improvement versus 2020 ROIC. Similar to the Company's historical TSR awards granted in prior years, the TSR awards vest based on the Company's three-year TSR versus the peer group performance levels. Given these terms, the TSR metric is considered a market condition for which we used a Monte Carlo simulation to determine the weighted average grant date fair value of $28.93. The following weighted average assumptions were utilized to value the TSR grants:

2021
Dividend yield	1.56%
Expected historical volatility	71.1%
Risk free interest rate	0.17%
Expected life (in years)	3

The unrecognized compensation cost associated with all unvested awards at March 31, 2021 was $45 million, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of approximately 2.3 years.
During the three months ended March 31, 2021 and 2020, we recorded $9 million and $8 million of stock compensation expense, respectively. The three months ended March 31, 2021 includes the acceleration of approximately $2 million of stock compensation expense associated with the retirement agreement entered into with the former CEO on March 18, 2021.
There were 11,193 options exercised during the three month periods ended March 31, 2021 with an intrinsic value of less than $0.1 million. Cash proceeds from the exercise of stock options was $0.2 million for the three months ended March 31, 2021.

17.    Pension and Other Postretirement Healthcare Benefits
The components of net periodic cost associated with our U.S. and foreign pension plans recognized in the unaudited Condensed Consolidated Statements of Income were as follows:

	Pensions
	Three Months Ended March 31,
	2021	2020
Net periodic cost:
Service cost	$1	$1
Interest cost	3	5
Expected return on plan assets	(6)	(6)
Net amortization of actuarial loss and prior service credit	1	1
Total net periodic cost	$(1)	$1
The components of net periodic cost associated with our other postretirement healthcare plans were less than $1 million for each of the three months ended March 31, 2021 and 2020.
During the three months ended March 31, 2021, the Company made contributions to its pension plans of less than $1 million. The Company expects to make an additional $1 million of pension contributions for the remainder of 2021.
For the both the three months ended March 31, 2021 and 2020, we contributed $1 million to the Netherlands Multiemployer Plan, which was primarily recognized in “Cost of goods sold” in the unaudited Condensed Consolidated Statement of Income.
18.    Related Parties
Exxaro
In connection with the Company’s acquisition in 2012 of Exxaro Resources Limited’s (“Exxaro”) mineral sands business, Exxaro was granted a “flip in” right such that following the occurrence of certain events, Exxaro could exercise a put option, or the Company could exercise a call option, whereby Exxaro exchanges its 26% shareholding in the Company’s South African operating subsidiaries which hold the Company’s material mining licenses (the “South African Subsidiaries Interest”) for an additional 7,246,035 of our ordinary shares. On November 26, 2018, the Company, certain of the Company’s subsidiaries and Exxaro entered into the Exxaro Mineral Sands Transaction Completion Agreement which amended the “flip in” rights granted to Exxaro to accelerate the occurrence of the “flip in” upon satisfaction of certain conditions, which have now been satisfied. On February 23, 2021, we exercised our call option to complete the “flip in” transaction, pursuant to which we issued to Exxaro 7,246,035 new ordinary shares of the Company in exchange for Exxaro’s South African Subsidiaries Interest. In addition, on March 1, 2021, Exxaro sold its entire share ownership in us, including the “flip-in” shares, totaling 21,975,315 ordinary shares in an underwritten public offering.
Tasnee/Cristal

On April 10, 2019, we announced the completion of the acquisition of the TiO2 business of Cristal for $1.675 billion of cash, subject to a working capital and noncurrent liability adjustment, plus 37,580,000 ordinary shares. At March 31, 2021, Cristal International Holdings B.V. (formerly known as Cristal Inorganic Chemical Netherlands Cooperatief W.A.), a wholly-owned subsidiary of Tasnee, continues to own 37,580,000 shares of Tronox, or a 25% ownership interest. In February 2020, Tronox and Cristal resolved the working capital and noncurrent liability adjustment by agreeing that no payment was required by either party.
On May 9, 2018, we entered into an Option Agreement with AMIC which is owned equally by Tasnee and Cristal. Under the terms of the Option Agreement, AMIC granted us an option (the “Option”) to acquire 90% of a special purpose vehicle (the “SPV”), to which AMIC’s ownership in a titanium slag smelter facility (the “Slagger”) in The Jazan City for Primary and Downstream Industries in KSA will be contributed together with $322 million of AMIC indebtedness (the “AMIC Debt”). The Option may be exercised if the Slagger achieves certain production criteria related to sustained quality and tonnage of slag produced (the “Option Criteria”). Likewise, AMIC may require us to acquire the Slagger on the same terms if the Option Criteria are satisfied. Furthermore, pursuant to the Option Agreement and during its term, we agreed to lend AMIC and, upon the creation of the SPV, the SPV $125 million for capital expenditures and operational expenses intended to facilitate the start-up of the Slagger (the “Tronox Loans”). At March 31, 2021, we have lent AMIC the Tronox Loans maximum amount of $125 million. We have recorded the $125 million of total principal loan payments and related interest of $7 million within “Other long-term assets” on the unaudited Condensed Consolidated Balance Sheet at March 31, 2021. The Option did not have a significant impact on the financial statements as of or for the periods ended March 31, 2021.
On May 13, 2020, we amended the Option Agreement (the "First Amendment") with AMIC to address circumstances in which the Option Criteria cannot be satisfied. Pursuant to the First Amendment, Tronox has the right to acquire the SPV in exchange for its forgiveness of the Tronox Loan, up to $125 million of principal amount and any interest accrued thereon of the Tronox Loans plus or minus 90% of the SPV’s net working capital. The First Amendment did not have a significant impact on our financial statements as of or for the period ended March 31, 2021.
Additionally, on May 13, 2020, we amended a Technical Services Agreement that we had entered with AMIC on March 15, 2018, to add project management support services. Under this arrangement, AMIC and its consultants are still responsible for engineering and construction of the Slagger while we provide technical advice and project management services including supervision and management of third party consultants intended to satisfy the Option Criteria. As compensation for these services, Tronox receives a monthly management fee of approximately $1 million, which is recorded in “Other income (expense), net” within the unaudited Condensed Consolidated Statement of Income and in “Prepaid and other assets” on the unaudited Condensed Consolidated Balance Sheet. The monthly management fee is subject to certain success incentives if and when the Slagger achieves the Option Criteria. Tronox recorded approximately $2 million and nil in "Other Income" for the three months ended March 31, 2021 and March 31, 2020, respectively in the unaudited Condensed Consolidated Statement of Income. At March 31, 2021, Tronox had a receivable due from AMIC related to management fee of $1 million that is recorded within “Prepaid and other assets” on the unaudited Condensed Consolidated Balance Sheet.
At March 31, 2021 Tronox had a receivable due from Tasnee of $6 million recorded within “Prepaid and other assets” on the unaudited Condensed Consolidated Balance Sheet, which relates primarily to stamp duty taxes paid on behalf of Tasnee and activities pursuant to a transition services agreement.
On December 29, 2019, we entered into an agreement with Cristal to acquire certain assets co-located at our Yanbu facility which produces metal grade TiCl4 ("MGT"). Consideration for the acquisition is the assumption by Tronox of a $36 million note payable to Cristal (the "MGT Loan"). The MGT is used at a titanium "sponge" plant facility, 65% of the ownership interests of which are held by Advanced Metal Industries Cluster and Toho Titanium Metal Co. Ltd ("ATTM"), a joint venture between AMIC and Toho Titanium Company Ltd. ATTM uses the TiCl4, which we supply by pipeline, for the production of titanium sponge, a precursor material used in the production of titanium metal.

On December 17, 2020 we completed the MGT transaction. Repayment of the $36 million note payable is based on a fixed U.S. dollar per metric ton quantity of MGT delivered by us to ATTM over time and therefore the ultimate maturity date is variable in nature. If ATTM fails to purchase MGT from us under certain contractually agreed upon conditions, then at our election we may terminate the MGT supply agreement with ATTM and will no longer owe any amount under the loan agreement with Cristal. We currently estimate the ultimate maturity to be between approximately five and seven years, subject to actual future MGT production levels. The interest rate on the note payable is based on the SAIBOR plus a premium. As of March 31, 2021, the outstanding balance of the note payable was $35 million, of which $6 million is expected to be paid within the next twelve months.

As a result of the transactions we have entered into related to the MGT assets, Tronox recorded $2 million and $1 million for purchase of chlorine gas for the three months ended March 31, 2021 and March 31, 2020, respectively from ATTM and such amounts are recorded in "Cost of goods sold" on the unaudited Condensed Consolidated Statement of Operations. The amount due to ATTM as of March 31, 2021 for the purchase of chlorine gas was $1 million and is recorded within “Accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet. In addition, during the three months ended March 31, 2021 and March 31, 2020, Tronox recorded $10 million and $6 million, respectively, for MGT sales made to ATTM and MGT Loan repayments to Cristal. The MGT sales amounts are recorded in “Net sales” on the unaudited Condensed Consolidated Statement of Operations. At both March 31, 2021 and December 31, 2020, Tronox had a receivable from ATTM of $7 million from MGT sales that is recorded within “Prepaid and other assets” on the unaudited Condensed Consolidated Balance Sheet.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Tronox Holdings plc’s unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020. This discussion and other sections in this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties, and actual results could differ materially from those discussed in the forward-looking statements as a result of numerous factors. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements also can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms.
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
We are a public limited company listed on the New York Stock Exchange and are registered under the laws of England and Wales.
Business Environment
The following discussion includes trends and factors that may affect future operating results:
Throughout the current Covid-19 pandemic, our operations have been designated as essential to support the continued manufacturing of products such as food and medical packaging, medical equipment, pharmaceuticals, and personal protective gear.
The first quarter of 2021 saw a continuation of the market recovery which began in the third quarter of 2020. We benefited from the continued recovery and, during the quarter, sold the largest volumes of TiO2 and Zircon in the company's history. First quarter revenue increased 14% sequentially driven primarily by sequential double digit growth in both TiO2 and Zircon volumes and a 3% increase in TiO2 average selling prices. TiO2 sequential sales volumes growth was led by Europe, Middle East & Africa and Asia Pacific. North America also grew versus the fourth quarter 2020, but at lower levels comparatively, given the overall resiliency of the market and strength of demand in the region throughout the global pandemic. Sequentially, zircon volumes increased 30% driven by robust demand in China driven by significant market growth within the region, while average selling prices remained consistent. Feedstock and other products sales decreased 29% sequentially, primarily due to the conclusion of the mandated CP slag sales per the FTC consent order in the fourth quarter of 2020.

Gross profit increased sequentially from the fourth quarter 2020 to the first quarter 2021 due to the favorable impacts of TiO2 and Zircon sales volumes and TiO2 average selling prices, partially offset by negative impacts of foreign currency and higher costs of goods sold associated with the pigment tons sold in the first quarter that were produced in the fourth quarter at higher costs due to lower utilization rates in that quarter.
During the three months ended March 31, 2021, we refinanced our term loan and issued new unsecured notes to fully refinance our existing unsecured notes. The existing 6.5% Senior Notes due 2026 were redeemed on March 31, 2021, while the 5.75% Senior Notes due 2025 were redeemed on April 1, 2021. Therefore, our quarter end balance sheet reflects a cash and debt balance inclusive of the newly issued senior notes due 2029 and the existing Senior Notes due 2025. As of March 31, 2021, our total available liquidity was $1.2 billion, including $759 million in cash and cash equivalents and $463 million available under revolving credit agreements, including $326 million available under our new Cash Flow Revolver. Excluding the $450 million of our Senior Notes due 2025, the $19 million call premium paid on April 1, 2021 and related interest of $13 million, our total available liquidity would be approximately $740 million.
As previously announced, we anticipated utilizing the $300 million of funds borrowed to acquire the TTI business to make $300 million of discretionary prepayments on our outstanding debt facilities.  During the three months ended March 31, 2021, we made $345 million of debt payments, primarily on our Prior Term Loan Facility, $45 million higher than previously announced.  See note 10 to the condensed consolidated financial statements.  As of March 31, 2021, our total debt was $3.4 billion and net debt to trailing-twelve month Adjusted EBITDA was 3.8x. As a result of the refinancing transactions, there are no upcoming maturities on the Company’s New Term Loan Facility or Senior Notes due 2029 until 2028 and 2029, respectively, and we expect a reduction in interest expense of $30 million on an annualized basis. The Company also has no financial covenants on its term loan or bonds and only one springing financial covenant on its Cash Flow revolver facility, which we do not expect to be triggered based on our current scenario planning.

Condensed Consolidated Results of Operations
Three Months Ended March 31, 2021 compared to the Three Months Ended March 31, 2020

	Three Months Ended March 31,
	2021	2020	Variance
Net sales	$891	$722	$169
Cost of goods sold	685	547	138
Gross profit	206	175	31
Gross Margin	23%	24%	(1) pt

Selling, general and administrative expenses	81	94	(13)
Restructuring	—	2	(2)
Income from operations	125	79	46
Interest expense	(50)	(45)	5
Interest income	1	3	(2)
Loss on extinguishment of debt	(34)	—	(34)
Other income (expense), net	(10)	10	(20)
Income before income taxes	32	47	(15)
Income tax benefit (provision)	(6)	(7)	(1)
Net income	$26	$40	$(14)

Effective tax rate	19%	15%

EBITDA (1)	$165	$160	$5
Adjusted EBITDA (1)	$225	$174	$51
Adjusted EBITDA as % of Net Sales	25%	24%	1 pt
_______________
(1)EBITDA and Adjusted EBITDA are Non-U.S. GAAP financial measures. Please refer to the “Non-U.S. GAAP Financial Measures” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of these measures and a reconciliation of these measures to Net income (loss) from operations.
Net sales of $891 million for the three months ended March 31, 2021 increased by 23%, compared to $722 million, for the same period in 2020. The increase is primarily due to higher TiO2 and Zircon sales volumes as well as higher TiO2 average selling prices.
Net sales by type of product for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020	Variance	Percentage
TiO2	$696	$580	$116	20%
Zircon	123	65	58	89%
Feedstock and other products	72	77	(5)	(6)%
Total net sales	$891	$722	$169	23%
For the three months ended March 31, 2021, TiO2 revenue was higher by 20% or $116 million compared to the prior year quarter primarily due to $94 million increase in sales volumes and an increase of $3 million in average selling prices of TiO2. Foreign currency positively impacted TiO2 revenue by $19 million due to the strengthening of the Euro. Zircon revenue increased $58 million primarily due to a 91% increase in sales volumes which was partially offset by a 2% reduction in average selling prices. Feedstock and other products revenues was $5 million lower from the year-ago quarter primarily due to the conclusion of the mandated CP slag sales per the FTC consent order in the fourth quarter of 2020 partially offset by increases in sales volumes and sales prices of pig iron.
Gross profit of $206 million was 23% of net sales compared to 24% of net sales in the year-ago quarter. The decrease in gross margin is primarily due to:
•the net unfavorable impact of 4 points due to changes in foreign exchange rates, primarily as a result of the Euro and Australian dollar partially offset by;
•the favorable impact of 2 points due to the synergies realized from the Cristal Transaction, and
•the favorable impact of 1 point due to sales volume and product mix.

Selling, general and administrative expenses decreased by $13 million or 14% during the three months ended March 31, 2021 compared to the same period of the prior year. The decrease is mainly due to the following: i) lower professional costs of $8 million, ii) $6 million decrease in integration costs, iii) lower travel and entertainment expenses of $3 million and iv) lower agent commissions of $1 million partially offset by higher employee costs of $5 million.
Income from operations for the three months ended March 31, 2021 was $125 million compared to $79 million in the prior year period. The increase of $46 million was primarily due to the higher gross margin as discussed above.
Adjusted EBITDA as a percentage of net sales was 25% for the three months ended March 31, 2021 as compared to 24% from the prior year primarily due to the decrease in SG&A expenses and purchase accounting adjustments in costs of good sold during the three months ended March 31, 2020 of which there were no corresponding amounts in the three months ended March 31, 2021.
Interest expense for the three months ended March 31, 2021 increased by $5 million compared to the same period of 2020 primarily due to interest incurred on the $500 million Senior Notes in the three months ended March 31, 2021, which did not exist in the same period of 2020 as well as a portion of interest incurred on the Senior Notes due 2029 plus interest incurred on the Senior Notes due 2025 (which were repaid in April 2021) partially offset by lower average debt outstanding balances and lower average interest rates mainly on the Prior Term Loan Facility, New Term Loan Facility and Standard Bank Term Loan Facility.
Interest income for the three months ended March 31, 2021 decreased by $2 million compared to the same period in 2020 due to the overall decrease in interest rates on our cash investments period over period.
Loss on extinguishment of debt was $34 million for the three months ended March 31, 2021 which is comprised of a $21 million call premium paid in relation to the refinancing of our $615 million Senior Notes due 2026 as well as the write-off of certain existing debt issuance costs and original issue discount as well as certain new lender fees and other third party fees associated with the refinancing of our new revolver and term loan and issuance of our new senior notes due 2029.
Other income (expense), net for the three months ended March 31, 2021 primarily consisted of $18 million related to the breakage fee associated with the termination of the TTI acquisition offset by approximately $4 million of net realized and unrealized foreign currency gains and $2 million of pension income primarily due to expected return on plan assets offset by pension related interest costs and amortization of actuarial gains/losses.

We continue to maintain full valuation allowances related to the total net deferred tax assets in Australia, Saudi Arabia, Switzerland, and the United Kingdom.  The provisions for income taxes associated with these jurisdictions include no tax benefits with respect to losses incurred and tax expense only to the extent of current tax payments. Additionally, we have valuation allowances against other specific tax assets.
On a reported basis, the effective tax rate was 19% and 15% for the three months ended March 31, 2021 and 2020, respectively. The effective tax rates for the three months ended March 31, 2021 and 2020 are influenced by a variety of factors, primarily income and losses in jurisdictions with valuation allowances, disallowable expenditures, restructuring impacts, prior year accruals, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate.
Other Comprehensive Loss
Other comprehensive loss was $34 million for the three months ended March 31, 2021 as compared to other comprehensive loss of $270 million for the prior year period. The decrease in loss in 2021 compared to the prior year was primarily driven by unfavorable foreign currency translation adjustments of $42 million for the three months ended March 31, 2021 as compared to unfavorable foreign currency translation adjustments of $188 million in the prior year quarter. Additionally, there were favorable changes in unrecognized gains on derivative instruments of $99 million period over period as well as favorable recognized gains on derivative instruments of $8 million in the same period.
Liquidity and Capital Resources
The following table presents our liquidity as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(Millions of U.S. dollars)
Cash and cash equivalents	$759	$619
Available under the Wells Fargo Revolver	—	285
Available under the new Cash Flow Revolver	326	—
Available under the Standard Credit Facility	68	68
Available under the Emirates Revolver	50	50
Available under the SABB Facility	19	19
Total	$1,222	$1,041
In March 2021, the Company closed an offering of $1,075 million aggregate principal amount of its 4.625% senior notes due 2029. The proceeds were utilized to redeem all of its $615 million Senior Notes due 2026 and all of its $450 million Senior Notes due 2025 which were repaid on March 31, 2021 and April 1, 2021, respectively. As a result, we drew down $25 million on the new Cash Flow Revolver and utilized cash on hand to repay the $450 million plus a $19 million call premium on April 1, 2021. Excluding the $450 million of our Senior Notes due 2025, the $19 million call premium paid on April 1, 2021 and related interest of $13 million, our total available liquidity would be approximately $740 million. Refer to Note 10 of notes to unaudited condensed consolidated financial statements for further information.
Historically, we have funded our operations and met our commitments through cash generated by operations, issuance of unsecured notes, bank financings and borrowings under lines of credit. In the next twelve months, we expect that our operations and available borrowings under our debt financings and revolving credit agreements (see Note 10 of notes to consolidated financial statements) will provide sufficient cash for our operating expenses, capital expenditures, interest payments and debt repayments. This is predicated on our achieving our forecast which could be negatively impacted by items outside of our control, in particular, macroeconomic conditions, including the economic impacts caused by the continued impact of the COVID-19 pandemic. Consistent with our actions in 2020 in response to the COVID-19 pandemic, if negative events occur in the future, we may need to reduce our capital spend, cut back on operating costs and other items within our control to maintain adequate liquidity.
Working capital (calculated as current assets less current liabilities) was $1.4 billion at March 31, 2021 compared to $1.7 billion at December 31, 2020.

As of March 31, 2021, the non-guarantor subsidiaries of our Senior Notes due 2025 and our Senior Notes due 2029 represented approximately 16% of our total consolidated liabilities and approximately 26% of our total consolidated assets. For the three months ended March 31, 2021, the non-guarantor subsidiaries of our Senior Notes due 2025 and Senior Notes due 2029 represented approximately 45% of our total consolidated net sales and approximately 51% of our consolidated EBITDA (as such term is defined in the 2025 Indenture and 2029 Indenture). In addition, as of March 31, 2021, our non-guarantor subsidiaries had $761 million of total consolidated liabilities (including trade payables but excluding intercompany liabilities), all of which would have been structurally senior to the 2025 Notes and 2029 Notes. See Note 10 of notes to unaudited condensed consolidated financial statements.
At March 31, 2021, we had outstanding letters of credit and bank guarantees of $67 million. See Note 14 of notes to unaudited condensed consolidated financial statements.
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
As of March 31, 2021, our credit rating with Moody’s was B1 stable outlook unchanged from December 31, 2020. As of March 31, 2021, our credit rating with Standard & Poor's changed positively to B stable outlook from B negative outlook at December 31, 2020. See Note 10 of notes to unaudited condensed consolidated financial statements.
Cash and Cash Equivalents
We consider all investments with original maturities of three months or less to be cash equivalents. As of March 31, 2021, our cash and cash equivalents were invested in money market funds and we also receive earnings credits for some balances left in our bank operating accounts. We maintain cash and cash equivalents in bank deposit and money market accounts that may exceed federally insured limits. The financial institutions where our cash and cash equivalents are held are highly rated and geographically dispersed, and we have a policy to limit the amount of credit exposure with any one institution. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk.
The use of our cash includes payment of our operating expenses, capital expenditures, servicing our interest and debt repayment obligations, making pension contributions and making quarterly dividend payments.
Repatriation of Cash
At March 31, 2021, we held $759 million in cash and cash equivalents in these respective jurisdictions: $14 million in the United States, $507 million in Europe, $70 million in Australia, $52 million in South Africa, $64 million in Brazil, $27 million in Saudi Arabia, $24 million in China and $1 million in India. Our credit facilities limit transfers of funds from subsidiaries in the United States to certain foreign subsidiaries. In addition, at March 31, 2021, we held $8 million of restricted cash in Australia related to performance bonds. The cash balance in Europe was utilized to repay the $450 million of our Senior Secured Notes due 2025 plus the $19 million call premium on April 1, 2021.
Tronox Holdings plc has foreign subsidiaries with undistributed earnings at March 31, 2021. We have made no provision for deferred taxes related to these undistributed earnings because they are considered indefinitely reinvested in the foreign jurisdictions.
Debt Obligations
In March 2021, the Company closed the refinancing of its existing first lien term loan credit agreement with a new seven-year first lien term loan credit facility (the "Prior Term Loan Facility") and existing revolving syndicated facility agreement with a new five-year cash flow revolving facility (the "New Revolving Facility"). Pursuant to the New Term Loan Facility, the Company's wholly owned subsidiary, Tronox Finance LLC borrowed $1,300 million of first lien term loans. Pursuant to the New Revolving Facility, the lenders thereunder have agreed to provide revolving commitments of $350 million. The Company also paid down approximately $313 million, with cash on hand, of debt in conjunction with the refinancing transaction. Refer to Note 10 of notes to unaudited condensed consolidated financial statements for further details.

On March 15, 2021, Tronox Incorporated, a wholly-owned indirect subsidiary of the Company, issued its 4.625% senior note due 2029 for an aggregate principal amount of $1,075 million. The net proceeds was used to fund the redemption in full on March 31, 2021 of the Company's outstanding $615 million aggregate principal amount of 6.50% senior notes due 2026 and the redemption in full on April 1, 2021 of Company’s outstanding $450 million aggregate principal amount of 5.75% senior notes due 2025. Refer to Note 10 of notes to unaudited condensed consolidated financial statements for further details.

During the three months ended March 31, 2021, the Company made two voluntary prepayments totaling R260 million (approximately $17 million at March 31, 2021 exchange rate) on the Standard Bank Term Loan Facility. During the three months ended March 31, 2021, the Company made a voluntary prepayment of CNY 41 million (approximately $6 million at March 31, 2021 exchange rate) on the Tikon Loan. Additionally, in April 2021, the Company made a voluntary prepayment totaling R780 million (approximately $53 million at March 31, 2021 exchange rate) on the Standard Bank Term Loan Facility and repaid the outstanding principal balance of $11 million on the Tikon loan. No prepayment penalties were required as a result of these principal prepayments.

At March 31, 2021 and December 31, 2020, our long-term debt, net of unamortized discount and debt issuance costs was $3.4 billion and $3.3 billion, respectively.
At March 31, 2021 and December 31, 2020, our net debt (the excess of our debt over cash and cash equivalents) was $2.7 billion and $2.7 billion, respectively. See Note 10 of notes to unaudited condensed consolidated financial statements.
Cash Flows
The following table presents cash flow for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(Millions of U.S. dollars)
Cash provided by (used in) operating activities	$135	$(28)
Cash used in investing activities	(57)	(38)
Cash provided by financing activities	48	193
Effects of exchange rate changes on cash and cash equivalents and restricted cash	(7)	(9)
Net increase in cash, cash equivalents and restricted cash	$119	$118
Cash Flows provided by Operating Activities — Cash provided by operating activities of $135 million is primarily driven by $167 million of net income adjusted for non-cash items which was partially offset by a net cash outflow of $32 million related to changes in assets and liabilities. The following table provides our net cash provided by operating activities for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(Millions of U.S. dollars)
Net income	$26	$40
Adjustments for non-cash items	141	96
Income related cash generation	167	136
Net change in assets and liabilities	(32)	(164)
Cash provided by (used in) operating activities	$135	$(28)
Net cash provided by (used in) operating activities increased by $163 million year-over-year from net cash used in operations of $28 million in the prior year to net cash provided by operating activities was $135 million during the current year. This improvement was generated primarily due to improved working capital management of $131 million coupled with higher net income adjusted for non-cash items of $31 million.

Cash Flows used in Investing Activities — Net cash used in investing activities for the three months ended March 31, 2021 was $57 million as compared to $38 million for the same period in 2020 primarily due to increased capital expenditures of $58 million during the current year as compared to $38 million in the prior year. Capital expenditures during the current year includes $9 million for "Project newTron" which is a multi-year IT-enabled transformation program that includes both operational and business transformation.
Cash Flows provided by (used in) Financing Activities —Net cash provided by financing activities during the three months ended March 31, 2021 was $48 million as compared to cash provided by financing activities of $193 million for the three months ended March 31, 2020. The three months ended March 31, 2021 was primarily comprised of $2,375 million from the proceeds from the issuance of $1,075 million 4.625% Senior notes due 2029 and borrowings of $1,300 million under a new term loan facility. These borrowings were partially offset by repayments of long-term debt of $2,260 million, comprised primarily of $1,607 million related to the term loan facility and $615 million related to the early redemption of senior notes originally due in 2026, a $21 million call premium associated with the notes redemption, $30 million of debt issuance costs and $14 million of dividends paid. See Note 10 of notes to unaudited condensed consolidated financial statements for further information on the current year debt refinancing transactions. The three months ended March 31, 2020 was primarily comprised of $213 million from the proceeds from a draw down of $200 million on our revolvers in March 2020 as a precautionary measure to increase liquidity and preserve financial stability in response to the coronavirus pandemic. Additionally, during the three months ended March 31, 2020, our KSA subsidiary drew down $13 million on its SABB Credit Facility for local working capital purposes. Partially offsetting these proceeds was a use of cash of $10 million for the payment of dividends during the first quarter of 2020 and repayments of long-term debt of $7 million.
Contractual Obligations
The following table sets forth information relating to our contractual obligations as of March 31, 2021:

	Contractual Obligation Payments Due by Year (3)(4)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of U.S. dollars)
Long-term debt, net and lease financing (including interest) (1)	$4,388	670	379	768	2,571
Purchase obligations (2)	555	169	149	101	136
Operating leases	198	44	41	23	90
Asset retirement obligations and environmental liabilities(5)	430	11	38	24	357
Total	$5,571	894	607	916	3,154
__________________
(1)We calculated the New Term Loan Facility interest at a LIBOR plus a margin of 2.5%. See Note 10 of notes to our unaudited condensed consolidated financial statements.
(2)Includes obligations for purchase requirements of process chemicals, supplies, utilities and services. We have various purchase commitments for materials, supplies, and services entered into in the ordinary course of business. Included in the purchase commitments table above are contracts, which require minimum volume purchases that extend beyond one year or are renewable annually and have been renewed for 2021. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. We believe that all of our purchase obligations will be utilized in our normal operations.
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

The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2021	2020
	(Millions of U.S. dollars)
Net income (U.S. GAAP)	$26	$40
Interest expense	50	45
Interest income	(1)	(3)
Income tax provision	6	7
Depreciation, depletion and amortization expense	84	71
EBITDA (non-U.S. GAAP)	165	160
Share-based compensation (a)	9	9
Transaction costs (b)	18	—
Restructuring (c)	—	2
Integration costs (d)	—	6
Loss on extinguishment of debt (e)	34	—
Costs associated with former CEO retirement (f)	1	—
Gain on asset sale (g)	(2)	—
Foreign currency remeasurement (h)	(4)	(10)
Costs associated with Exxaro deal (i)	1	—
Other items (j)	3	7
Adjusted EBITDA (non-U.S. GAAP)	$225	$174

(a) Represents non-cash share-based compensation. See Note 16 of notes to unaudited condensed consolidated financial statements.
(b) Represents breakage fee and other costs associated with termination of TTI Transaction which were primarily recorded in “Other income (expense)” in the unaudited Condensed Consolidated Statements of Income.
(c) Represents amounts for employee-related costs, including severance.
(d) Represents integration costs associated with the Cristal acquisition after the acquisition which were recorded in “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Income.
(e) Represents the loss in connection with the following: 1) termination of its Wells Fargo Revolver, 2) amendment and restatement of its term loan facility including the new revolving credit facility, 3) termination of its Senior Notes due 2026, and 4) issuance of its Senior Notes due 2029.
(f) Represents costs, excluding share-based compensation, associated with the retirement agreement of the former CEO which were recorded in "Selling, general and administrative expenses" in the unaudited Condensed Consolidated Statements of Income. The $2 million of share based compensation expense associated with the former CEO is included in the total share-based compensation amount of $9 million in the table above.
(g) Represents the gain on European Union carbon credits sold in March 2021 which were recorded in "Cost of goods sold" in the unaudited Condensed Consolidated Statement of Income.
(h) Represents realized and unrealized gains and losses associated with foreign currency remeasurement related to third-party and intercompany receivables and liabilities denominated in a currency other than the functional currency of the entity holding them, which are included in “Other income (expense), net” in the unaudited Condensed Consolidated Statements of Income.
(i) Represents costs associated associated with the Exxaro flip-in transaction which are included in "Selling, general and administrative expenses" in the unaudited Condensed Consoldiated Statements of Income.
(j) Includes noncash pension and postretirement costs, asset write-offs, accretion expense and other items included in “Selling general and administrative expenses”, “Cost of goods sold” and “Other income (expense), net” in the unaudited Condensed Consolidated Statements of Income.

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
Credit Risk
Credit risk is the risk that a borrower or a counterparty will fail to meet their obligations. A significant portion of our liquidity is concentrated in trade accounts receivable that arise from sales of our products to customers. In the case of TiO2, the high level of industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions (e.g., the Covid-19 pandemic may increase our credit risk as a result of the difficult economic environment). We have significant exposure to credit risk in industries that are affected by cyclical economic fluctuations. We perform ongoing credit evaluations of our customers from time to time, as deemed appropriate, to mitigate credit risk but generally do not require collateral. Our contracts typically enable us to tighten credit terms if we perceive additional credit risk; however, historic losses due to write offs of bad debt have been relatively low. In addition, due to our international operations, we are subject to potential trade restrictions and sovereign risk in certain countries in which we operate. We maintain allowances for potential credit losses based on specific customer review and current financial conditions. During the three months ended March 31, 2021 and 2020, our ten largest third-party TiO2 customers represented 29% and 29%, respectively, of our consolidated net sales. During the three months ended March 31, 2021 and 2020, no single customer accounted for 10% of our consolidated net sales.
Interest Rate Risk
Interest rate risk arises from the possibility that changes in interest rates will impact our financial results. We are exposed to interest rate risk on our floating rate debt, the New Term Loan Facility, Standard Bank Term Loan Facility, Tikon Loan and new Cash Flow Revolver, Standard Bank Revolver, Emirates Revolver and SABB Credit Facility balances. Using a sensitivity analysis as of March 31, 2021, a hypothetical 1% increase in interest rates would result in a net decrease to pre-tax income of approximately $6 million on an annualized basis. This is due to the fact that earnings on our floating rate financial assets of $92 million at March 31, 2021 would increase by the full 1%, offsetting the impact of a 1% increase in interest expense on our floating rate debt of $673 million.
During 2019, we entered into interest-rate swap agreements for a portion of our Prior Term Loan Facility, which effectively converts the variable rate to a fixed rate for a portion of the loan. The agreements expire in September 2024. The Company’s objectives in using the interest-rate swap agreements are to add stability to interest expense and to manage its exposure to interest rate movements. There was no impact associated with the New Term Loan Facility as the hedge remained highly effective.

Currency Risk
Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact our balance sheets due to the translation of our assets and liabilities denominated in foreign currencies, as well as our earnings due to the translation of certain of our subsidiaries’ statements of income from local currencies to U.S. dollars, as well as due to remeasurement of assets and liabilities denominated in currencies other than a subsidiary’s functional currency. We manufacture and market our products in a number of countries throughout the world and, as a result, are exposed to changes in foreign currency exchange rates, particularly in Australia, Brazil, China, South Africa, the Netherlands and the United Kingdom. The exposure is most prevalent in South Africa and Australia as the majority of revenues are earned in U.S. dollars while expenses are primarily incurred in local currencies. Since we are exposed to movements in the South African Rand and the Australian Dollar versus the U.S. dollar, we may enter into forward contracts to buy and sell foreign currencies as “economic hedges” for these foreign currency transactions.
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
As of March 31, 2021, we had notional amounts of 246 million Australian dollars (or approximately $187 million at March 31, 2021 exchange rate) that expire between April 30, 2021 and December 30, 2021 to reduce the exposure of our Australian subsidiaries’ cost of sales to fluctuations in currency rates. At March 31, 2021, there was an unrealized net gain of $53 million recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet
From time to time, we enter into foreign currency contracts for the South African Rand and Australian dollar to reduce exposure of our subsidiaries’ balance sheet accounts not denominated in our subsidiaries' functional currency to fluctuations in foreign currency rates. At March 31, 2021, the fair value of the foreign currency contracts was a fair value of a net gain of $10 million.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of Tronox’s management, including our co-CEOs and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”), as of March 31, 2021, the end of the period covered by this report. Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date. Tronox’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Tronox in the reports that it files or submits under the Exchange Act is accumulated and communicated to Tronox’s management, including Tronox’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date.
An evaluation of our internal control over financial reporting was also performed to determine whether any changes have occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
Information required by this item is incorporated herein by reference to the section captioned “Notes to Consolidated Financial Statements, Note 14- Commitments and Contingencies” of this Form 10-Q.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit No.

4.1
Indenture, dated as of March 15, 2021, among Tronox Incorporated, Tronox Holdings plc and the guarantors named therein and Wilmington Trust, National Association as trustee. (incorporated by reference to Exhibit 4.1 of the Current Report of Form 8-K filed on March 15, 2021).

10.1
Underwriting Agreement, dated February 24, 2021, by and among the Company, Exxaro Resources Limited and J.P. Morgan Securities LLC, as representative of the several underwriters thereto (incorporated by reference Exhibit 1.1 of the Current Report on Form 8-K filed on March 1, 2021).

10.2
Amended and restated first lien credit agreement dated as of September 22, 2017 (as amended through and including March 11, 2021), with a syndicate of lenders and HSBC Bank USA, National Association, as administrative agent and collateral agent (incorporated by reference Exhibit 10.1 of the Current Report on Form 8-K filed on March 11, 2021).

10.3	Retirement Agreement dated as of March 18, 2021 by and between the Company and Mr. Jeffry N. Quinn (incorporated by reference Exhibit 10.1 of the Current Report on Form 8-K filed on March 18, 2021).

10.4	Employment Agreement dated as of March 18, 2021 by and between the Company and Mr. John D. Romano (incorporated by reference Exhibit 10.2 of the Current Report on Form 8-K filed on March 18, 2021).

10.5
Employment Agreement dated as of March 18, 2021 by and between the Company and Mr. Jean-François Turgeon (incorporated by reference Exhibit 10.3 of the Current Report on Form 8-K filed on March 18, 2021).

31.1	Rule 13a-14(a) Certification of John Romano. (furnished herewith)

31.2	Rule 13a-14(a) Certification of Jean-Francois Turgeon. (furnished herewith)

31.3	Rule 13a-14(a) Certification of Timothy Carlson. (furnished herewith)

32.1	Section 1350 Certification for John Romano. (furnished herewith)

32.2	Section 1350 Certification for Jean-Francois Turgeon. (furnished herewith)

32.3	Section 1350 Certification for Timothy Carlson. (furnished herewith)

101	The following financial statements from Tronox Holdings plc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (furnished herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema Document. (furnished herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (furnished herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. (furnished herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. (furnished herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (furnished herewith)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2021, which has been formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:
April 29, 2021

TRONOX HOLDINGS PLC (Registrant)

By:	/s/ Timothy Carlson
Name:	Timothy Carlson
Title:	Senior Vice President, Chief Financial Officer and Principal Accounting Officer