Form 10-Q
period 2021-06-30
Tronox Holdings plc
filed 2021-07-29
CIK 1530804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
As of July 20, 2021, the Registrant had 153,643,555 ordinary shares outstanding.

Item 1.    Financial Statements (Unaudited)

Page No.

Unaudited Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2021 and 2020	4
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months and Six Months Ended June 30, 2021 and 2020	5
Unaudited Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020	6
Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020	7
Unaudited Condensed Consolidated Statement of Shareholders’ Equity for the Three Months and Six Months Ended June 30, 2021 and 2020	8
Notes to Unaudited Condensed Consolidated Financial Statements	10

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$927	$578	$1,818	$1,300
Cost of goods sold	700	449	1,385	996
Gross profit	227	129	433	304
Selling, general and administrative expenses	77	80	158	174
Restructuring	—	—	—	2
Income from operations	150	49	275	128
Interest expense	(36)	(47)	(86)	(92)
Interest income	2	2	3	5
Loss on extinguishment of debt	(23)	—	(57)	—
Other income (expense), net	4	2	(6)	11
Income before income taxes	97	6	129	52
Income tax provision	(20)	(10)	(26)	(16)
Net income (loss)	77	(4)	103	36
Net income attributable to noncontrolling interest	4	—	11	8
Net income (loss) attributable to Tronox Holdings plc	$73	$(4)	$92	$28

Earnings (loss) per share:
Basic	$0.47	$(0.03)	$0.61	$0.19
Diluted	$0.46	$(0.03)	$0.59	$0.19

Weighted average shares outstanding, basic (in thousands)	153,557	143,465	150,361	143,080
Weighted average shares outstanding, diluted (in thousands)	158,959	143,465	156,335	143,644
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Millions of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$77	$(4)	$103	$36
Other comprehensive income (loss):
Foreign currency translation adjustments	50	16	8	(172)
Pension and postretirement plans:
Actuarial losses, (net of tax benefit of less than $1 million in both the three and six months ended June 30, 2021 and 2020, respectively)	(1)	(2)	(2)	(2)
Amortization of unrecognized actuarial losses, (net of tax benefit of less than $1 million in both the three and six months ended June 30, 2021 and 2020)	1	1	2	2
Total pension and postretirement losses	—	(1)	—	—
Realized (gains) losses on derivatives reclassified from accumulated other comprehensive loss to the Condensed Consolidated Statement of Operations (net of tax expense of nil and $1 million in the three months ended June 30, 2021 and 2020, respectively and nil and $2 million in the six months ended June 30, 2021 and 2020, respectively)	(6)	6	(9)	11
Unrealized (losses) gains on derivative financial instruments, (net of tax expense of nil and $3 million for the three months ended June 30, 2021 and 2020, respectively and net of tax benefit of nil and $7 million for the six months ended June 30, 2021 and 2020, respectively) - See Note 11	1	40	12	(48)

Other comprehensive income (loss)	45	61	11	(209)

Total comprehensive income (loss)	122	57	114	(173)

Comprehensive income (loss) attributable to noncontrolling interest:
Net income	4	—	11	8
Foreign currency translation adjustments	5	—	(5)	(47)
Comprehensive income (loss) attributable to noncontrolling interest	9	—	6	(39)

Comprehensive income (loss) attributable to Tronox Holdings plc	$113	$57	$108	$(134)
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$303	$619
Restricted cash	4	29
Accounts receivable (net of allowance for credit losses of $4 million and $5 million as of June 30, 2021 and December 31, 2020, respectively)	681	540
Inventories, net	1,020	1,137
Prepaid and other assets	171	200
Income taxes receivable	6	4
Total current assets	2,185	2,529
Noncurrent Assets
Property, plant and equipment, net	1,732	1,759
Mineral leaseholds, net	795	803
Intangible assets, net	206	201
Lease right of use assets, net	69	81
Deferred tax assets	1,013	1,020
Other long-term assets	182	175
Total assets	$6,182	$6,568

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$375	$356
Accrued liabilities	334	350
Short-term lease liabilities	41	39
Long-term debt due within one year	34	58
Income taxes payable	9	2
Total current liabilities	793	805
Noncurrent Liabilities
Long-term debt, net	2,804	3,263
Pension and postretirement healthcare benefits	144	146
Asset retirement obligations	163	157
Environmental liabilities	66	67
Long-term lease liabilities	25	41
Deferred tax liabilities	177	176
Other long-term liabilities	34	42
Total liabilities	4,206	4,697

Commitments and Contingencies - Note 14
Shareholders’ Equity
Tronox Holdings plc ordinary shares, par value $0.01 — 153,588,540 shares issued and outstanding at June 30, 2021 and 143,557,479 shares issued and outstanding at December 31, 2020	2	1
Capital in excess of par value	2,047	1,873
Retained earnings	501	434
Accumulated other comprehensive loss	(628)	(610)
Total Tronox Holdings plc shareholders’ equity	1,922	1,698
Noncontrolling interest	54	173
Total equity	1,976	1,871
Total liabilities and equity	$6,182	$6,568
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Millions of U.S. dollars)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net income	$103	$36
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	155	143
Deferred income taxes	2	6
Share-based compensation expense	16	11
Amortization of deferred debt issuance costs and discount on debt	5	5
Loss on extinguishment of debt	57	—
Other non-cash items affecting net income	24	31
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, net of allowance for credit losses	(140)	25
Decrease (increase) in inventories, net	110	(117)
Decrease (increase) in prepaid and other assets	28	(18)
Increase (decrease) in accounts payable and accrued liabilities	17	(16)
Net changes in income tax payables and receivables	4	(3)
Changes in other non-current assets and liabilities	(36)	(31)
Cash provided by operating activities	345	72

Cash Flows from Investing Activities:
Capital expenditures	(118)	(82)
Insurance proceeds	1	1
Loans	—	(12)
Proceeds from sale of assets	1	1
Cash used in investing activities	(116)	(92)

Cash Flows from Financing Activities:
Repayments of long-term debt	(2,846)	(15)
Proceeds from long-term debt	2,375	500
Proceeds from short-term debt	—	13
Call premium paid	(40)	—
Debt issuance costs	(34)	(9)
Proceeds from the exercise of options	3	—
Dividends paid	(28)	(20)
Restricted stock and performance-based shares settled in cash for withholding taxes	(3)	(3)
Cash (used in) provided by financing activities	(573)	466

Effects of exchange rate changes on cash and cash equivalents and restricted cash	3	(8)

Net (decrease) increase in cash, cash equivalents and restricted cash	(341)	438
Cash, cash equivalents and restricted cash at beginning of period	648	311
Cash, cash equivalents and restricted cash at end of period	$307	$749

Supplemental cash flow information:
Interest paid, net	$69	$77

Income taxes paid	$20	$13
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Millions of U.S. dollars, except for shares)
For the six months ended June 30, 2021

	Tronox Holdings plc Ordinary Shares (in thousands)	Tronox Holdings plc Ordinary Shares (Amount)	Capital in Excess of par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Tronox Holdings plc Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2020	143,557	$1	$1,873	$434	$(610)	$1,698	$173	$1,871
Net income	—	—	—	19	—	19	7	26
Other comprehensive (loss) income	—	—	—	—	(24)	(24)	(10)	(34)
Share-based compensation	2,545	—	9	—	—	9	—	9
Shares cancelled	(101)	—	(2)	—	—	(2)	—	(2)
Options exercised	11	—	—	—	—	—	—	—
Acquisition of noncontrolling interest	7,246	1	158	—	(34)	125	(125)	—
Ordinary share dividends ($0.08 per share)	—	—	—	(13)	—	(13)	—	(13)
Balance at March 31, 2021	153,258	$2	$2,038	$440	$(668)	$1,812	$45	$1,857

Net income	—	—	—	73	—	73	4	77
Other comprehensive (loss) income	—	—	—	—	40	40	5	45
Share-based compensation	225	—	7	—	—	7	—	7
Shares cancelled	(31)	—	(1)	—	—	(1)	—	(1)
Options exercised	137	—	3	—	—	3	—	3
Ordinary share dividends ($0.08 per share)	—	—	—	(12)	—	(12)	—	(12)
Balance at June 30, 2021	153,589	$2	$2,047	$501	$(628)	$1,922	$54	$1,976
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)
(Unaudited)
(Millions of U.S. dollars, except for shares)
For the six months ended June 30, 2020

	Tronox Holdings plc Ordinary Shares (in thousands)	Tronox Holdings plc Ordinary Shares	Capital in Excess of par Value	(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Tronox Holdings plc Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2019	141,900	$1	$1,846	$(493)	$(606)	$748	$168	$916
Net (loss) income	—	—	—	32	—	32	8	40
Other comprehensive income (loss)	—	—	—	—	(223)	(223)	(47)	(270)
Share-based compensation	1,779	—	9	—	—	9	—	9
Shares cancelled	(313)	—	(3)	—	—	(3)	—	(3)
Measurement period adjustment related to Cristal acquisition	—	—	—	—	—	—	(3)	(3)
Ordinary share dividends ($0.07 per share)	—	—	—	(10)	—	(10)	—	(10)
Balance at March 31, 2020	143,366	$1	$1,852	$(471)	$(829)	$553	$126	$679

Net (loss) income	—	—	—	(4)	—	(4)	—	(4)
Other comprehensive income (loss)	—	—	—	—	61	61	—	61
Share-based compensation	199	—	2	—	—	2	—	2
Shares cancelled	(42)	—	—	—	—	—	—	—
Ordinary share dividends ($0.07 per share)	—	—	—	(10)	—	(10)	—	(10)
Balance at June 30, 2020	143,523	$1	$1,854	$(485)	$(768)	$602	$126	$728
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
In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, considered necessary for a fair statement of its financial position as of June 30, 2021, and its results of operations for the three and six months ended June 30, 2021 and 2020. Our unaudited condensed consolidated financial statements include the accounts of all majority-owned subsidiary companies. All intercompany balances and transactions have been eliminated in consolidation.
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
Contract assets represent our rights to consideration in exchange for products that have transferred to a customer when the right is conditional on situations other than the passage of time. For products that we have transferred to our customers, our rights to the consideration are typically unconditional and only the passage of time is required before payments become due. These unconditional rights are recorded as accounts receivable. As of June 30, 2021, and December 31, 2020, we did not have material contract asset balances.
Contract liabilities represent our obligations to transfer products to a customer for which we have received consideration from the customer. From time to time, we may receive advance payment from our customers that is accounted for as deferred revenue. Deferred revenue is earned when control of the product transfers to the customer, which is typically within a short period of time from when we received the advanced payment. Contract liability balances as of June 30, 2021 and December 31, 2020 were approximately $1 million and $4 million, respectively. Contract liability balances were reported as “Accounts payable” in the unaudited Condensed Consolidated Balance Sheets.  All contract liabilities as of December 31, 2020 were recognized as revenue in “Net sales” in the unaudited Condensed Consolidated Statements of Operations during the first quarter of 2021.
Disaggregation of Revenue
We operate under one operating and reportable segment, Tronox. We disaggregate our revenue from contracts with customers by product type and geographic area. We believe this level of disaggregation appropriately depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors and reflects how our business is managed.

Net sales to external customers by geographic areas where our customers are located were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
North America	$194	$154	$363	$332
South and Central America	68	21	131	61
Europe, Middle-East and Africa	357	201	714	493
Asia Pacific	308	202	610	414
Total net sales	$927	$578	$1,818	$1,300

Net sales from external customers for each similar type of product were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
TiO2	$740	$466	$1,436	$1,046
Zircon	121	68	244	133
Feedstock and other products	66	44	138	121
Total net sales	$927	$578	$1,818	$1,300
Feedstock and other products mainly include rutile prime, ilmenite, chloride (“CP”) slag, pig iron and other mining products.
During the six months ended June 30, 2021 and 2020, our ten largest third-party customers represented 28% and 33%, respectively, of our consolidated net sales. During the six months ended June 30, 2021 and 2020, no single customer accounted for 10% of our consolidated net sales.

3.    Income Taxes
Our operations are conducted through various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.
Income before income taxes is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income tax provision	$(20)	$(10)	$(26)	$(16)
Income before income taxes	$97	$6	$129	$52
Effective tax rate	21%	167%	20%	31%
Tronox Holdings plc, a U.K. public limited company is the publicly-traded parent company for the business group, and the statutory tax rate in the U.K. at both June 30, 2021 and 2020 was 19%. The effective tax rates for both the three and six months ended June 30, 2021 and 2020 are influenced by a variety of factors, primarily income and losses in jurisdictions with valuation allowances, disallowable expenditures, prior year accruals, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate. Additionally, the six months ended June 30, 2020 is influenced by restructuring impacts while both the three and six months ended June 30, 2021 are influenced by the creation of a South African employee stock ownership plan.
At each reporting date, we perform an analysis to determine the likelihood of realizing our deferred tax assets and whether any valuation allowances are required. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including the reversals of deferred tax liabilities) during the periods in which those deferred tax assets will become deductible. Our analysis takes into consideration all available positive and negative evidence, including prior operating results, the nature and reason for any losses, our forecast of future taxable income, utilization of tax planning strategies, and the dates on which any deferred tax assets are expected to expire. These assumptions and estimates require a significant amount of judgment and are made based on current and projected circumstances and conditions.
We continue to maintain full valuation allowances related to the total net deferred tax assets in Australia, Saudi Arabia, Switzerland, and the United Kingdom, as we cannot objectively assert that these deferred tax assets are more likely than not to be realized. It is reasonably possible that a portion of these valuation allowances could be reversed within the next year due to increased profitability levels. Until these valuation allowances are eliminated, future provisions for income taxes for these jurisdictions will include no tax benefits with respect to losses incurred and tax expense only to the extent of current tax payments. Additionally, we have valuation allowances against specific tax assets in the Netherlands, South Africa, and the United States.
We currently have no uncertain tax positions recorded; however, it is reasonably possible that this could change in the next 12 months.
We believe that we have made adequate provision for income taxes that may be payable with respect to years open for examination; however, the ultimate outcome is not presently known and, accordingly, adjustments to our provisions may be necessary and/or reclassifications of noncurrent tax liabilities to current may occur in the future.

4.    Income Per Share
The computation of basic and diluted income per share for the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator - Basic and Diluted:
Net income (loss)	$77	$(4)	$103	$36
Less: Net income attributable to noncontrolling interest	4	—	11	8
Net income (loss) available to ordinary shares	$73	$(4)	$92	$28

Denominator - Basic and Diluted:
Weighted-average ordinary shares, basic (in thousands)	153,557	143,465	150,361	143,080
Weighted-average ordinary shares, diluted (in thousands)	158,959	143,465	156,335	143,644

Basic net income (loss) per ordinary share	$0.47	$(0.03)	$0.61	$0.19
Diluted net income (loss) per ordinary share	$0.46	$(0.03)	$0.59	$0.19
Net income (loss) per ordinary share amounts were calculated from exact, not rounded net income (loss) and share information.  Anti-dilutive shares not recognized in the diluted net income per share calculation for the three and six months ended June 30, 2021 and 2020 were as follows:

	Shares
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Options	533,877	1,208,055	574,480	1,208,055
Restricted share units	776	6,831,965	57,080	6,831,965

5.    Inventories, Net
Inventories, net consisted of the following:

	June 30, 2021	December 31, 2020
Raw materials	$218	$170
Work-in-process	111	103
Finished goods, net	497	668
Materials and supplies, net	194	196
Inventories, net – current	$1,020	$1,137
Materials and supplies, net consists of processing chemicals, maintenance supplies and spare parts, which will be consumed directly and indirectly in the production of our products.
At June 30, 2021 and December 31, 2020, inventory obsolescence reserves primarily for materials and supplies were $44 million and $41 million, respectively. Reserves for lower of cost or market and net realizable value were $12 million and $29 million at June 30, 2021 and December 31, 2020, respectively.

6.    Property, Plant and Equipment, Net
Property, plant and equipment, net of accumulated depreciation, consisted of the following:

	June 30, 2021	December 31, 2020
Land and land improvements	$188	$189
Buildings	377	368
Machinery and equipment	2,268	2,197
Construction-in-progress	202	192
Other	83	86
Subtotal	3,118	3,032
Less: accumulated depreciation	(1,386)	(1,273)
Property, plant and equipment, net	$1,732	$1,759
Substantially all of the property, plant and equipment, net is pledged as collateral for our debt. See Note 10.
The table below summarizes depreciation expense related to property, plant and equipment for the periods presented, recorded in the specific line items in our unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of goods sold	$53	$52	$116	$109
Selling, general and administrative expenses	1	1	3	3
Total	$54	$53	$119	$112

7.    Mineral Leaseholds, Net
Mineral leaseholds, net of accumulated depletion, consisted of the following:

	June 30, 2021	December 31, 2020
Mineral leaseholds	$1,347	$1,333
Less: accumulated depletion	(552)	(530)
Mineral leaseholds, net	$795	$803

Depletion expense relating to mineral leaseholds recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations was $9 million and $12 million during the three months ended June 30, 2021 and 2020, respectively. Depletion expense relating to mineral leaseholds recorded in "Cost of goods sold" in the unaudited Condensed Consolidated Statements of Operations was $20 million and $14 million during the six months ended June 30, 2021 and 2020, respectively.

8.    Intangible Assets, Net
Intangible assets, net of accumulated amortization, consisted of the following:

	June 30, 2021			December 31, 2020
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$291	$(202)	$89	$291	$(193)	$98
TiO2 technology	93	(27)	66	93	(24)	69
Internal-use software and other	94	(43)	51	73	(39)	34
Intangible assets, net	$478	$(272)	$206	$457	$(256)	$201
As of June 30, 2021 and December 31, 2020, internal-use software included approximately $41 million and $19 million, respectively, of capitalized software costs which are not being amortized as the software is not ready for its intended use.
The table below summarizes amortization expense related to intangible assets for the periods presented, recorded in the specific line items in our unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of goods sold	$—	$—	$1	$1
Selling, general and administrative expenses	8	7	15	16
Total	$8	$7	$16	$17
Estimated future amortization expense related to intangible assets is $16 million for the remainder of 2021, $35 million for 2022, $33 million for 2023, $32 million for 2024, $32 million for 2025 and $58 million thereafter.

9.    Balance Sheet and Cash Flow Supplemental Information
Accrued liabilities consisted of the following:

	June 30, 2021	December 31, 2020
Employee-related costs and benefits	$119	$133
Related party payables	2	7
Interest	20	21
Sales rebates	43	43
Restructuring	1	2
Taxes other than income taxes	23	16
Asset retirement obligations	6	9
Interest rate swaps	41	57
Other accrued liabilities	79	62
Accrued liabilities	$334	$350
Additional supplemental cash flow information for the six months ended June 30, 2021 and 2020 and as of June 30, 2021 and December 31, 2020 is as follows:

	Six Months Ended June 30,
Supplemental non cash information:	2021	2020
Financing activities - Acquisition of noncontrolling interest	$125	$—

	June 30, 2021	December 31, 2020
Capital expenditures acquired but not yet paid	$35	$37

10.    Debt
Long-Term Debt
Long-term debt, net of an unamortized discount and debt issuance costs, consisted of the following:

	Original Principal	Annual Interest Rate	Maturity Date	June 30, 2021	December 31, 2020
Prior Term Loan Facility, net of unamortized discount (1)	$2,150	Variable	9/22/2024	$—	$1,607
New Term Loan Facility, net of unamortized discount (1) (4)	1,300	Variable	3/11/2028	1,232	—
Senior Notes due 2025	450	5.75%	10/1/2025	—	450
Senior Notes due 2026	615	6.50%	4/15/2026	—	615
Senior Notes due 2029	1,075	4.63%	3/15/2029	1,075	—
6.5% Senior Secured Notes due 2025	500	6.50%	5/1/2025	500	500
Standard Bank Term Loan Facility (1) (3)	222	Variable	3/25/2022	27	115
Tikon Loan (3)	N/A	Variable	5/23/2021	—	17
Australian Government Loan, net of unamortized discount	N/A	N/A	12/31/2036	1	1
MGT Loan(2)	36	Variable	Variable	34	36
Finance leases				14	15
Long-term debt				2,883	3,356
Less: Long-term debt due within one year				(34)	(58)
Debt issuance costs				(45)	(35)
Long-term debt, net				$2,804	$3,263
_______________
(1)Average effective interest rate on the New Term Loan Facility of 4.6% during the six months ended June 30, 2021. Average effective interest rate on the Prior Term Loan Facility of 4.7% during the six months ended June 30, 2020. Average effective interest rate on the Standard Bank Term Loan Facility of 6.9% and 8.9% during the six months ended June 30, 2021 and 2020, respectively.
(2)The MGT loan is a related party debt facility. Average effective interest rate on the MGT loan of 3.14% during the six months ended June 30, 2021.
(3)During the six months ended June 30, 2021, the Company made three voluntary prepayments totaling R1,040 million (approximately $73 million at June 30, 2021 exchange rate) on the Standard Bank Term Loan Facility. During the six months ended June 30, 2021, the Company made a voluntary prepayment of CNY 41 million (approximately $6 million at June 30, 2021 exchange rate) on the Tikon Loan. Additionally, in April 2021, the Company repaid the remaining outstanding principal balance of CNY 70 million (approximately $11 million at June 30, 2021 exchange rate) on the Tikon loan. No prepayment penalties were required as a result of these principal prepayments.
(4)During the three months ended June 30, 2021, the Company made two voluntary prepayments totaling $61 million on the New Term Loan Facility. As a result of these voluntary prepayments, the Company recorded $1 million in "Loss on extinguishment of debt" within the Condensed Consolidated Statement of Operations for the three months ended June 30, 2021. Additionally, in July 2021, the Company made a voluntary prepayment of $70 million on the New Term Loan Facility. No prepayment penalties were required as a result of these principal prepayments.
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
As a result of this transaction and in accordance with ASC 470, we recognized approximately $4 million in "Loss on Extinguishment of Debt" recorded in the unaudited condensed Consolidated Statement of Operations for the six months ended June 30, 2021.
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
On March 31, 2021, the Company repaid the outstanding principal balance of $615 million on its Senior Notes due 2026. As a result of this transaction, we recorded $30 million of debt extinguishment costs, including a call premium of $21 million, in "Loss on Extinguishment of Debt" on the Condensed Consolidated Statement of Operations for the six months ended June 30, 2021.
On April 1, 2021, the Company repaid the outstanding principal balance of $450 million on its Senior Notes due 2025. As a result of this transaction, we recorded $22 million of debt extinguishment costs, including a call premium of $19 million, in "Loss on Extinguishment of Debt" on the Condensed Consolidated Statement of Operations for the three months ended June 30, 2021.

Debt Covenants
At June 30, 2021, we are in compliance with all financial covenants in our debt facilities.
11.    Derivative Financial Instruments
Derivatives recorded on the Condensed Consolidated Balance Sheet:
The following table is a summary of the fair value of derivatives outstanding at June 30, 2021 and December 31, 2020:

	Fair Value
	June 30, 2021		December 31, 2020
	Assets(a)	Accrued Liabilities	Assets(a)	Accrued Liabilities
Derivatives Designated as Cash Flow Hedges
Currency Contracts	$25	$—	$58	$—
Interest Rate Swaps	$—	$41	$—	$57
Natural Gas Hedges	$1	$—	$—	$—
Total Hedges	$26	$41	$58	$57
Derivatives Not Designated as Cash Flow Hedges
Currency Contracts	$—	$1	$7	$—
Total Derivatives	$26	$42	$65	$57
(a) At June 30, 2021 and December 31, 2020, current assets of $26 million and $65 million, respectively, are recorded in prepaid and other current assets on the Condensed Consolidated Balance Sheets.
Derivatives' Impact on the Condensed Consolidated Statement of Operations:
The following table summarizes the impact of the Company's derivatives on the unaudited Condensed Consolidated Statement of Operations:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings			Amount of Pre-Tax Gain (Loss) Recognized in Earnings
	Revenue	Cost of Goods Sold	Other Income (Expense), net	Revenue	Cost of Goods Sold	Other Income (Expense), net
	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020

Derivatives Not Designated as Hedging Instruments
Currency Contracts	$—	$—	$2	$—	$—	$8
Derivatives Designated as Hedging Instruments
Currency Contracts	$—	$6	$—	$(5)	$(1)	$—
Total Derivatives	$—	$6	$2	$(5)	$(1)	$8

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings			Amount of Pre-Tax Gain (Loss) Recognized in Earnings
	Revenue	Cost of Goods Sold	Other Income (Expense), net	Revenue	Cost of Goods Sold	Other Income (Expense), net
	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020

Derivatives Not Designated as Hedging Instruments
Currency Contracts	$—	$—	$3	$—	$—	$(8)
Derivatives Designated as Hedging Instruments
Currency Contracts	$—	$10	$—	$(6)	$(5)	$—
Total Derivatives	$—	$10	$3	$(6)	$(5)	$(8)
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
Fair value gains or losses on these cash flow hedges are recorded in other comprehensive (loss) income and are subsequently reclassified into interest expense in the same periods during which the hedged transactions affect earnings. At June 30, 2021 and December 31, 2020, the net unrealized loss of $41 million and $57 million, respectively, was recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet. For the three and six months ended June 30, 2021, the amounts recorded in interest expense related to the interest-rate swap agreements were $4 million and $8 million, respectively. For the three and six months ended June 30, 2020, the net amounts recorded in interest expense related to the interest-rate swap agreements were not material.
Foreign Currency Risk
During the third quarter of 2019, the first quarter of 2020 and second quarter of 2021, we entered into foreign currency contracts used to hedge forecasted third party non-functional currency sales for our South African subsidiaries and forecasted non-functional currency cost of goods sold for our Australian subsidiaries. These foreign currency contracts are designated as cash flow hedges. Changes to the fair value of these foreign currency contracts are recorded as a component of other comprehensive (loss) income, if these contracts remain highly effective, and are recognized in net sales or costs of goods sold in the period in which the forecasted transaction affects earnings or are recognized in other income (expense) when the transactions are no longer probable of occurring.
As of June 30, 2021, we had notional amounts of 227 million Australian dollars (or approximately $170 million at June 30, 2021 exchange rate) that expire between July 29, 2021 and December 30, 2021 to reduce the exposure of our Australian subsidiaries’ cost of sales to fluctuations in currency rates. At June 30, 2021 and December 31, 2020, there was an unrealized net gain of $44 million and an unrealized net gain of $58 million, respectively, recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet, of which $44 million is expected to be recognized in earnings over the next twelve months in line with the underlying sales of inventory. Of the $44 million, $27 million is expected to be recognized in earnings during the remainder of 2021.

We enter into foreign currency contracts for the South African Rand and Australian Dollar to reduce exposure of our subsidiaries’ balance sheet accounts not denominated in our subsidiaries’ functional currency to fluctuations in foreign currency exchange rates. Historically, we have used a combination of zero-cost collars or forward contracts to reduce the exposure.  For accounting purposes, these foreign currency contracts are not considered hedges. The change in fair value associated with these contracts is recorded in “Other expense, net” within the unaudited Condensed Consolidated Statement of Operations and partially offsets the change in value of third party and intercompany-related receivables not denominated in the functional currency of the subsidiary. At June 30, 2021, there was (i) 338 million South African Rand (or approximately $24 million at June 30, 2021 exchange rate). At December 31, 2020, there was (i) 354 million South African Rand (or approximately $25 million at June 30, 2021 exchange rate) and (ii) 54 million Australian dollars (or approximately $41 million at June 30, 2021 exchange rate) of notional amounts outstanding foreign currency contracts.
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
Level 1 -Quoted prices in active markets for identical assets or liabilities
Level 2 -Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly
Level 3 -Unobservable inputs based on the Company’s own assumptions
Our debt is recorded at historical amounts. The following table presents the fair value of our debt and derivative contracts at both June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Prior Term Loan Facility	$—	$1,610
New Term Loan Facility	1,232	—
Standard Bank Term Loan Facility	27	115
Senior Notes due 2025	—	468
Senior Notes due 2026	—	641
Senior Notes due 2029	1,088	—
6.5% Senior Secured Notes due 2025	532	536
Tikon Loan	—	17
Australian Government Loan	1	1
MGT Loan	34	36
Interest rate swaps	41	57
Foreign currency contracts, net	24	65
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
13.    Asset Retirement Obligations
Asset retirement obligations consist primarily of rehabilitation and restoration costs, landfill capping costs, decommissioning costs, and closure and post-closure costs. Activities related to asset retirement obligations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$163	$142	$166	$158
Additions	4	—	4	—
Accretion expense	3	2	6	5
Remeasurement/translation	1	12	(3)	(9)
Settlements/payments	(2)	(1)	(4)	(3)
Other acquisition and divestiture related	—	—	—	4
Balance, June 30,	$169	$155	$169	$155

	June 30, 2021	December 31, 2020
Current portion included in “Accrued liabilities”	$6	$9
Noncurrent portion included in “Asset retirement obligations”	163	157
Asset retirement obligations	$169	$166

14.    Commitments and Contingencies
Purchase and Capital Commitments — Includes obligations for purchase requirements of process chemicals, supplies, utilities and services entered into in the ordinary course of business. At June 30, 2021, purchase commitments were $142 million for 2021, $94 million for 2022, $66 million for 2023, $57 million for 2024, $44 million for 2025, and $136 million thereafter.
Letters of Credit—At June 30, 2021, we had outstanding letters of credit and bank guarantees of $64 million, of which $32 million were letters of credit and $32 million were bank guarantees. Amounts for performance bonds were not material.
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
Western Australia Stamp Duty Matter. In May 2018, we lodged a pre-transaction determination request for a stamp duty exemption with the Western Australia Office of State Revenue (the “WA OSR”) in connection with our re-domicile transaction (the “Re-Domicile Transaction”) which was subsequently granted by the WA OSR in June 2018 on a preliminary basis. Immediately following the consummation of the Re-Domicile Transaction, we filed a confirmation request for the stamp duty exemption with the WA OSR. Following this confirmation request, we exchanged numerous communications with the WA OSR addressing questions raised and stating our position. In July 2021, the WA OSR informed us that they have reviewed their technical position on the applicability of the stamp duty exemption and have determined that such an exemption is disallowed based upon minor technicalities regarding the application of the governing set of rules. While the Company believe the rules were appropriately applied and will be successful in utilizing the exemption allowed, if an unfavorable ruling ultimately prevails it could result in a material charge to the financial statements. The Company is currently assessing its options with respect to this matter.

15.    Accumulated Other Comprehensive Loss Attributable to Tronox Holdings plc
The tables below present changes in accumulated other comprehensive loss by component for the three months ended June 30, 2021 and 2020.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, April 1, 2021	$(557)	$(120)	$9	$(668)
Other comprehensive income (loss)	45	(1)	1	45
Amounts reclassified from accumulated other comprehensive income	—	1	(6)	(5)
Balance, June 30, 2021	$(512)	$(120)	$4	$(628)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, April 1, 2020	$(644)	$(103)	$(82)	$(829)
Other comprehensive income (loss)	16	(2)	40	54
Amounts reclassified from accumulated other comprehensive income	—	1	6	7
Balance, June 30, 2020	$(628)	$(104)	$(36)	$(768)
The tables below present changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2021 and 2020.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, January 1, 2021	$(491)	$(120)	$1	$(610)
Other comprehensive income (loss)	13	(2)	12	23
Amounts reclassified from accumulated other comprehensive income	—	2	(9)	(7)
Acquisition of noncontrolling interest	(34)	—	—	(34)
Balance, June 30, 2021	$(512)	$(120)	$4	$(628)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, January 1, 2020	$(503)	$(104)	$1	$(606)
Other comprehensive loss	(125)	(2)	(48)	(175)
Amounts reclassified from accumulated other comprehensive income	—	2	11	13
Balance, June 30, 2020	$(628)	$(104)	$(36)	$(768)

16.    Share-Based Compensation
Restricted Share Units (“RSUs”)
2021 Grant - During the first and second quarters of 2021, the Company granted both time-based and performance-based awards to certain members of management and to members of the Board. A total of 627,513 of time-based awards were granted to management which will vest ratably over a three-year period ending March 5, 2024. A total of 56,304 of time-based awards were granted to members of the Board which will vest in May 2022. During the first and second quarters of 2021, a total of 611,726 of performance-based awards were granted, of which 305,863 of the awards vest based on a relative Total Shareholder Return ("TSR") calculation and 305,863 of the awards vest based on certain performance metrics of the Company. The non-TSR performance-based awards vest on March 5, 2024 based on the achievement against the target average company performance of three separate performance periods, commencing on January 1 of each 2021, 2022, and 2023 and ending on December 31 of each 2021, 2022 and 2023, for which, for each performance period, the performance metric is an average annual return on invested capital (ROIC) improvement versus 2020 ROIC. Similar to the Company's historical TSR awards granted in prior years, the TSR awards vest based on the Company's three-year TSR versus the peer group performance levels. Given these terms, the TSR metric is considered a market condition for which we used a Monte Carlo simulation to determine the weighted average grant date fair value of $28.95. The following weighted average assumptions were utilized to value the TSR grants:

2021
Dividend yield	1.56%
Expected historical volatility	71.1%
Risk free interest rate	0.17%
Expected life (in years)	3
The unrecognized compensation cost associated with all unvested awards at June 30, 2021 was $40 million, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of approximately 2.1 years.
During the three months ended June 30, 2021 and 2020, we recorded $7 million and $2 million of stock compensation expense, respectively. During the six months ended June 30, 2021 and 2020, we recorded $16 million and $11 million of stock compensation expense, respectively. The six months ended June 30, 2021 includes the acceleration of approximately $2 million of stock compensation expense associated with the retirement agreement entered into with the former CEO on March 18, 2021.
There were 148,062 options exercised during the six month periods ended June 30, 2021 with an intrinsic value of less than $1.0 million. Cash proceeds from the exercise of stock options was $3.0 million for the six months ended June 30, 2021.

17.    Pension and Other Postretirement Healthcare Benefits
The components of net periodic cost associated with our U.S. and foreign pension plans recognized in the unaudited Condensed Consolidated Statements of Operations were as follows:

	Pensions		Pensions
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net periodic cost:
Service cost	$1	$2	$2	$3
Interest cost	3	4	7	9
Expected return on plan assets	(6)	(5)	(13)	(11)
Net amortization of actuarial loss and prior service credit	1	1	2	2
Total net periodic cost	$(1)	$2	$(2)	$3
The components of net periodic cost associated with our other postretirement healthcare plans were less than $1 million for each of the three months ended June 30, 2021 and 2020. The components of net periodic cost associated with our postretirement healthcare plans were $1 million for each of the six months ended June 30, 2021 and 2020.
During the six months ended June 30, 2021, the Company made contributions to its pension plans of less than $1 million. The Company expects to make less than $5 million of pension contributions for the remainder of 2021.
For the three months ended June 30, 2021 and 2020, we contributed $2 million and $1 million, respectively, to the Netherlands Multiemployer Plan, which was primarily recognized in “Cost of goods sold” in the unaudited Condensed Consolidated Statement of Operations. For the six months ended June 30, 2021 and 2020, we contributed $3 million and $2 million, respectively, to the Netherlands Multiemployer Plan, which was primarily recognized in “Cost of goods sold” in the unaudited Condensed Consolidated Statement of Operations.
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
Tasnee/Cristal
On April 10, 2019, we announced the completion of the acquisition of the TiO2 business of Cristal for $1.675 billion of cash, subject to a working capital and noncurrent liability adjustment, plus 37,580,000 ordinary shares. At June 30, 2021, Cristal International Holdings B.V. (formerly known as Cristal Inorganic Chemical Netherlands Cooperatief W.A.), a wholly-owned subsidiary of Tasnee, continues to own 37,580,000 shares of Tronox, or a 24% ownership interest. In February 2020, Tronox and Cristal resolved the working capital and noncurrent liability adjustment by agreeing that no payment was required by either party.

On May 9, 2018, we entered into an Option Agreement with AMIC which is owned equally by Tasnee and Cristal. Under the terms of the Option Agreement, AMIC granted us an option (the “Option”) to acquire 90% of a special purpose vehicle (the “SPV”), to which AMIC’s ownership in a titanium slag smelter facility (the “Slagger”) in The Jazan City for Primary and Downstream Industries in KSA will be contributed together with $322 million of AMIC indebtedness (the “AMIC Debt”). The AMIC Debt would remain outstanding debt of the SPV upon exercise of the Option. The Option may be exercised if the Slagger achieves certain production criteria related to sustained quality and tonnage of slag produced (the “Option Criteria”). Likewise, AMIC may require us to acquire the Slagger on the same terms if the Option Criteria are satisfied. Furthermore, pursuant to the Option Agreement and during its term, we agreed to lend AMIC and, upon the creation of the SPV, the SPV $125 million for capital expenditures and operational expenses intended to facilitate the start-up of the Slagger (the “Tronox Loans”). At June 30, 2021, we have lent AMIC the Tronox Loans maximum amount of $125 million. We have recorded the $125 million of total principal loan payments and related interest of $7 million within “Other long-term assets” on the unaudited Condensed Consolidated Balance Sheet at June 30, 2021. The Option did not have a significant impact on the financial statements as of or for the periods ended June 30, 2021.
On May 13, 2020 we amended the Option Agreement (the "First Amendment") with AMIC to address circumstances in which the Option Criteria cannot be satisfied. Pursuant to the First Amendment, Tronox has the right to acquire the SPV in exchange for (i) our forgiveness of the Tronox Loans principal and accrued interest thereon, and (ii) the SPV's assumption of $36 million of indebtedness plus accrued interest thereon lent by AMIC to the SPV. Under the First Amendment, the SPV would not assume any of the AMIC Debt.

Additionally, on May 13, 2020, we amended a Technical Services Agreement that we had entered with AMIC on March 15, 2018, to add project management support services. Under this arrangement, AMIC and its consultants are still responsible for engineering and construction of the Slagger while we provide technical advice and project management services including supervision and management of third party consultants intended to satisfy the Option Criteria. As compensation for these services, Tronox receives a monthly management fee of approximately $1 million, which is recorded in “Other income (expense), net” within the unaudited Condensed Consolidated Statement of Operations and in “Prepaid and other assets” on the unaudited Condensed Consolidated Balance Sheet. The monthly management fee is subject to certain success incentives if and when the Slagger achieves the Option Criteria. Tronox recorded approximately $4 million and nil in "Other Income" for the six months ended June 30, 2021 and June 30, 2020, respectively in the unaudited Condensed Consolidated Statement of Operations. At June 30, 2021, Tronox had a receivable due from AMIC related to management fee of $1 million and that is recorded within “Prepaid and other assets” on the unaudited Condensed Consolidated Balance Sheet.
At June 30, 2021 Tronox had a receivable due from Tasnee of $4 million recorded within “Prepaid and other assets” on the unaudited Condensed Consolidated Balance Sheet, which relates primarily to stamp duty taxes paid on behalf of Tasnee and activities pursuant to a transition services agreement.
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

On December 17, 2020 we completed the MGT transaction. Repayment of the $36 million note payable is based on a fixed U.S. dollar per metric ton quantity of MGT delivered by us to ATTM over time and therefore the ultimate maturity date is variable in nature. If ATTM fails to purchase MGT from us under certain contractually agreed upon conditions, then at our election we may terminate the MGT supply agreement with ATTM and will no longer owe any amount under the loan agreement with Cristal. We currently estimate the ultimate maturity to be between approximately five and seven years, subject to actual future MGT production levels. The interest rate on the note payable is based on the SAIBOR plus a premium. As of June 30, 2021, the outstanding balance of the note payable was $34 million, of which $6 million is expected to be paid within the next twelve months.

As a result of the transactions we have entered into related to the MGT assets, Tronox recorded $2 million for purchase of chlorine gas for each of the three months ended June 30, 2021 and June 30, 2020 from ATTM. During the six months ended June 30, 2021 and June 30, 2020, Tronox recorded $4 million and $3 million, respectively, for purchase of chlorine gas and such amounts are recorded in "Cost of goods sold" on the unaudited Condensed Consolidated Statement of Operations. The amount due to ATTM as of June 30, 2021 for the purchase of chlorine gas was $2 million and is recorded within “Accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet. In addition, during the three months ended June 30, 2021 and June 30, 2020, Tronox recorded $9 million and $7 million, respectively, for MGT sales made to ATTM and MGT Loan repayments to Cristal. For the six months ended June 30, 2021 and June 30, 2020, Tronox recorded $19 million and $13 million , respectively for MGT sales. The MGT sales amounts are recorded in “Net sales” on the unaudited Condensed Consolidated Statement of Operations. At June 30, 2021, Tronox had a receivable from ATTM of $9 million from MGT sales that is recorded within “Prepaid and other assets” on the unaudited Condensed Consolidated Balance Sheet.

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
The second quarter of 2021 saw a continuation of the market recovery that has been ongoing since the third quarter of 2020. Second quarter revenue increased 4% sequentially to a record $927 million, primarily driven by higher TiO2 and Zircon average selling prices and TiO2 volumes. TiO2 sales volume grew 1% sequentially led by growth in North America and Europe. Increases in TiO2 selling prices in all regions resulted in a 5% sequential improvement globally. Revenue from Zircon sales decreased 2% sequentially, as improved pricing was partially offset by 5% lower volumes, as expected. On a year over year basis, TiO2 average selling prices increased 9%, TiO2 volumes increased 45%, Zircon average selling prices increased 1% and Zircon volumes increased 78%. Feedstock and other product revenues decreased 8% sequentially, despite higher pig iron pricing, as pig iron volumes were lower due to some volumes that rolled into the third quarter. However, feedstock and other products revenue increased 50% on a year over year basis as a result of continued market recovery.

Gross profit increased sequentially from the first quarter 2021 to the second quarter 2021 due to the favorable impacts of TiO2 sales volumes and average selling prices of TiO2, Zircon and pig iron, partially offset by costs associated with a maintenance shutdown at our synthetic rutile production facility, extended downtime at our Botlek pigment plant due to a longer than planned chlorine supplier shutdown, headwinds from unfavorable foreign exchange rates, increased logistics costs, and unexpected maintenance at our Stallingborough pigment plant due to mechanical issues.
During the six months ended June 30, 2021, we refinanced our term loan and issued new unsecured notes to fully refinance our existing unsecured notes. As of June 30, 2021, our total available liquidity was $767 million, including $303 million in cash and cash equivalents and $464 million available under revolving credit agreements, including $326 million available under our new Cash Flow Revolver.
In the second quarter of 2021, we continued to make discretionary prepayments on our debt facilities primarily on the New Term Loan Facility and Standard Bank Term Loan Facility. In the second quarter of 2021, we made a total of $135 million of debt payments and in July 2021, we made an additional $70 million voluntary prepayment on our New Term Loan Facility. See note 10 to the condensed consolidated financial statements.  As of June 30, 2021, our total debt was $2.8 billion and net debt to trailing-twelve month Adjusted EBITDA was 3.2x. The Company also has no financial covenants on its term loan or bonds and only one springing financial covenant on its Cash Flow revolver facility, which we do not expect to be triggered based on our current scenario planning.

Condensed Consolidated Results of Operations
Three Months Ended June 30, 2021 compared to the Three Months Ended June 30, 2020

	Three Months Ended June 30,
	2021	2020	Variance
Net sales	$927	$578	$349
Cost of goods sold	700	449	251
Gross profit	227	129	98
Gross Margin	24%	22%	2 pts

Selling, general and administrative expenses	77	80	(3)
Restructuring	—	—	—
Income from operations	150	49	101
Interest expense	(36)	(47)	(11)
Interest income	2	2	—
Loss on extinguishment of debt	(23)	—	(23)
Other income, net	4	2	2
Income before income taxes	97	6	91
Income tax provision	(20)	(10)	10
Net income (loss)	$77	$(4)	$81

Effective tax rate	21%	167%

EBITDA (1)	$202	$123	$79
Adjusted EBITDA (1)	$237	$142	$95
Adjusted EBITDA as % of Net Sales	26%	25%	1 pt
_______________
(1)EBITDA and Adjusted EBITDA are Non-U.S. GAAP financial measures. Please refer to the “Non-U.S. GAAP Financial Measures” section of this Management’s Discussion and Analysis of Financial Condition and Results of

Operations for a discussion of these measures and a reconciliation of these measures to Net income (loss) from operations.
Net sales of $927 million for the three months ended June 30, 2021 increased by 60%, compared to $578 million, for the same period in 2020. The increase is primarily due to higher TiO2 and Zircon sales volumes as well as higher TiO2 and pig iron average selling prices.
Net sales by type of product for the three months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,
	2021	2020	Variance	Percentage
TiO2	$740	$466	$274	59%
Zircon	121	68	53	78%
Feedstock and other products	66	44	22	50%
Total net sales	$927	$578	$349	60%
For the three months ended June 30, 2021, TiO2 revenue was higher by 59% or $274 million compared to the prior year quarter primarily due to $209 million increase in sales volumes and an increase of $43 million in average selling prices of TiO2. Foreign currency positively impacted TiO2 revenue by $22 million due to the strengthening of the Euro. Zircon revenue increased $53 million primarily due to a 78% increase in sales volumes. Feedstock and other products revenues was $22 million higher from the year-ago quarter primarily due to an increase in sales volumes and sales prices of pig iron.
Gross profit of $227 million was 24% of net sales compared to 22% of net sales in the year-ago quarter. The increase in gross margin is primarily due to:
•the favorable impact of 6 points primarily due to an increase in both TiO2 and pig iron selling prices,
•the favorable impact of 1 point due to reduced inventory costs as a result of short-lived assets acquired in the Cristal acquisition becoming fully depreciated,
•the favorable impact of 1 point due to the mandatory shut-down of our mining operations and slow-down of our smelters in South Africa due to the Covid-19 pandemic in the prior year which did not recur in the current year,
•the favorable impact of 3 points due to sales volume and product mix, partially offset by,
•the net unfavorable impact of 9 points due to changes in foreign exchange rates, primarily as a result of the South African Rand and Australian dollar.

Selling, general and administrative expenses decreased by $3 million or 4% during the three months ended June 30, 2021 compared to the same period of the prior year. The decrease is mainly due to lower professional costs of $8 million and $2 million decrease in integration costs partially offset by higher employee costs of $7 million.
Income from operations for the three months ended June 30, 2021 was $150 million compared to $49 million in the prior year period. The increase of $101 million was primarily due to higher TiO2 and pig iron selling prices and higher TiO2 and Zircon volumes as discussed above.
Adjusted EBITDA as a percentage of net sales was 26% for the three months ended June 30, 2021 as compared to 25% from the prior year primarily due to the increased gross margin and decrease in SG&A expenses as discussed above.
Interest expense for the three months ended June 30, 2021 decreased by $11 million compared to the same period of 2020 primarily due to lower average debt outstanding balances primarily on the New Term Loan Facility as compared to the Prior Term Loan Facility and the Standard Bank Term Loan Facility as well as lower average interest rates mainly on the Senior Notes due 2029 as compared to the Senior Notes due 2026 and the Senior Notes due 2025.
Loss on extinguishment of debt was $23 million for the three months ended June 30, 2021 which is primarily comprised of a $19 million call premium paid in relation to the refinancing of our $450 million Senior Notes due 2025 as well as the write-off of certain existing debt issuance costs and original issue discount as a result of the voluntary prepayments made on the New Term Loan Facility during the three months ended June 30, 2021.

Other income (expense), net for the three months ended June 30, 2021 primarily consisted of approximately $2 million associated with the monthly technical service fee relating to the Jazan slagger we receive from AMIC and $1 million of pension income primarily due to expected return on plan assets offset by pension related interest costs and amortization of actuarial gains/losses.
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
On a reported basis, the effective tax rate was 21% and 167% for the three months ended June 30, 2021 and 2020, respectively. The effective tax rates for the three months ended June 30, 2021 and 2020 are influenced by a variety of factors, primarily income and losses in jurisdictions with valuation allowances, disallowable expenditures, prior year accruals, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate. Additionally, the three months ended June 30, 2021 included a deferred tax benefit of $5 million generated by funding a newly created South African employee stock ownership plan.

Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2020

	Six Months Ended June 30,
	2021	2020	Variance
Net sales	$1,818	$1,300	$518
Cost of goods sold	1,385	996	389
Gross profit	433	304	129
Gross Margin	24%	23%	1 pt

Selling, general and administrative expenses	158	174	(16)
Restructuring	—	2	(2)
Income from operations	275	128	147
Interest expense	(86)	(92)	(6)
Interest income	3	5	(2)
Loss on extinguishment of debt	(57)	—	57
Other (expense) income, net	(6)	11	(17)
Income before income taxes	129	52	77
Income tax provision	(26)	(16)	10
Net income	$103	$36	$67

Effective tax rate	20%	31%

EBITDA (1)	$367	$282	$85
Adjusted EBITDA (1)	$462	$315	$147
Adjusted EBITDA as % of Net Sales	25%	24%	1 pt
_______________
(1)EBITDA and Adjusted EBITDA are Non-U.S. GAAP financial measures. Please refer to the “Non-U.S. GAAP Financial Measures” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of these measures and a reconciliation of these measures to Net income (loss) from operations.

Net sales of $1,818 million for the six months ended June 30, 2021 increased by 40% compared to $1,300 million for the same period in 2020. The increase is primarily due to increases in TiO2 and Zircon sales volumes as well as higher TiO2 and pig iron average selling prices.
Net sales by type of product for the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended June 30,
	2021	2020	Variance	Percentage
TiO2	$1,436	$1,046	$390	37%
Zircon	244	133	111	83%
Feedstock and other products	138	121	17	14%
Total net sales	$1,818	$1,300	$518	40%
For the six months ended June 30, 2021, TiO2 revenue was higher by 37% or $390 million compared to the prior year period. TiO2 revenue increased primarily due to a $300 million increase in sales volumes and an increase of $53 million in average selling prices of TiO2. Foreign currency positively impacted TiO2 revenue by $32 million due to the strengthening of the Euro. Zircon revenues increased $111 million primarily due to 85% increase in sales volumes partially offset by a 1% decrease in average selling prices. Feedstock and other products revenues increased $17 million primarily due to higher sales volumes and average selling prices of pig iron.
Gross margin of $433 million was 24% of net sales compared to 23% of net sales in the year-ago period. The increase in gross margin is primarily due to:
•the favorable impact of 3 points primarily due to an increase in both TiO2 and pig iron selling prices,
•the favorable impact of 4 points due sales volume and product mix,
•the favorable impact of 1 point due to the mandatory shut-down of our mining operations and slow-down of our smelters in South Africa due to the Covid-19 pandemic in the prior year which did not recur in the current year, partially offset by,
•the net unfavorable impact of 7 points due to changes in foreign exchange rates, primarily due to the South African Rand and Australian dollar.

Selling, general and administrative expenses decreased by $16 million or 9% during the six months ended June 30, 2021 compared to the same period of the prior year primarily driven by $16 million decrease in professional services, a decrease of $8 million in integration costs and a $3 million decrease in travel and entertainment expenses as a result of the Covid-19 pandemic partially offset by higher employee costs of $13 million.
Income from operations for the six months ended June 30, 2021 was $275 million compared to income from operations of $128 million in the prior year period. The increase of $147 million was primarily due to higher TiO2 and pig iron selling prices and higher TiO2 and Zircon volumes as discussed above.
Adjusted EBITDA as a percentage of net sales was 25% for the six months ended June 30, 2021, an increase of 1 point from 24% in the prior year. The higher gross margin and lower SG&A expenses as discussed above were the primary drivers of the year-over-year increase in Adjusted EBITDA percentage.
Interest expense for the six months ended June 30, 2021 decreased by $6 million compared to the same period of 2020 primarily due to lower average debt outstanding balances on the New Term Loan Facility as compared to the Prior Term Loan Facility and the Standard Bank Term Loan Facility as well as lower average interest rates on the Senior Notes due 2029 as compared to the Senior Notes due 2025 and the Senior Notes due 2026. These decreases in interest expense are partially offset by the four months of additional interest expense in the current period associated with the 6.5% Senior Secured Notes due 2025, which were issued on May 1, 2020.
Interest income for the six months ended June 30, 2021 decreased by $2 million compared to the same period in 2020 due to lower cash balances from the use of cash to paydown the New Term Loan Facility, the Standard Bank Term Loan Facility and the Tikon Loan.

Loss on extinguishment of debt was $57 million for the six months ended June 30, 2021 which is primarily comprised of call premiums paid of $21 million and $19 million in relation to the refinancing of our $615 million Senior Notes due 2026 and our $450 million Senior Notes due 2025, respectively, as well as the write-off of certain existing debt issuance costs and original issue discount as well as certain new lender and other third party fees associated with the refinancing of our new revolver and term loan and issuance of our new senior notes dues 2029.
Other (expense) income, net for the six months ended June 30, 2021 primarily consisted of $18 million related to the breakage fee associated with the termination of the TTI acquisition offset by approximately $4 million of net realized and unrealized foreign currency gains, $4 million associated with the monthly technical service fee relating to the Jazan slagger we receive from AMIC, and $3 million of pension income primarily due to expected return on plan assets offset by pension related interest costs and amortization of actuarial gains/losses. The foreign currency gains were primarily driven by the South African Rand and the Australian dollars used in the remeasurement of our U.S. dollar denominated working capital balances partially offset by the impact of our foreign currency derivatives.
We continue to maintain full valuation allowances related to the total net deferred tax assets in Australia, Belgium, Brazil, Saudi Arabia, Switzerland, and the United Kingdom.  The provisions for income taxes associated with these jurisdictions include no tax benefits with respect to losses incurred and tax expense only to the extent of current tax payments. Additionally, we have valuation allowances against other specific tax assets.

On a reported basis, the effective tax rate was 20% and 31% for the six months ended June 30, 2021 and 2020, respectively. The effective tax rates for the six months ended June 30, 2021 and 2020 are influenced by a variety of factors, primarily income and losses in jurisdictions with valuation allowances, disallowable expenditures, prior year accruals, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate. Additionally, the six months ended June 30, 2020 is influenced by restructuring impacts and the six months ended June 30, 2021 included a deferred tax benefit of $5 million generated by funding a newly created South African employee stock ownership plan.
Other Comprehensive Loss
Other comprehensive income was $45 million for the three months ended June 30, 2021 as compared to other comprehensive income of $61 million for the prior year period. The decrease in income in 2021 compared to the prior year was primarily driven by favorable unrealized gains of $40 million for the three months ended June 30, 2020 as compared to favorable unrealized gains of $1 million for the current year period partially offset by favorable foreign currency translation adjustments of $50 million for the three months ended June 30, 2021 as compared to favorable foreign currency translation adjustments of $16 million in the prior year quarter.
Other comprehensive income was $11 million in the six months ended June 30, 2021 as compared to other comprehensive loss of $209 million in the six months ended June 30, 2020. The increase in income is primarily due to the favorable foreign currency translation adjustments of $8 million in the six months ended June 30, 2021 as compared to unfavorable foreign currency translation adjustments of $172 million in the prior year period. In addition, we recognized net income on derivative instruments of $3 million in the six months ended June 30, 2021 as compared to a net loss on derivative instruments of $37 million in the prior year period.

Liquidity and Capital Resources
The following table presents our liquidity as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(Millions of U.S. dollars)
Cash and cash equivalents	$303	$619
Available under the Wells Fargo Revolver	—	285
Available under the new Cash Flow Revolver	326	—
Available under the Standard Credit Facility	70	68
Available under the Emirates Revolver	49	50
Available under the SABB Facility	19	19
Total	$767	$1,041
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
Working capital (calculated as current assets less current liabilities) was $1.4 billion at June 30, 2021 compared to $1.7 billion at December 31, 2020.
As of June 30, 2021, the non-guarantor subsidiaries of our 6.5% Senior Secured Notes and our Senior Notes due 2029 represented approximately 17% of our total consolidated liabilities and approximately 26% of our total consolidated assets. For the three and six months ended June 30, 2021, the non-guarantor subsidiaries of our 6.5% Senior Secured Notes and Senior Notes due 2029 represented approximately 44% and 44%, respectively, of our total consolidated net sales and approximately 48% and 49%, respectively, of our consolidated EBITDA (as such term is defined in the 6.5% Senior Secured Notes Indenture and 2029 Indenture). In addition, as of June 30, 2021, our non-guarantor subsidiaries had $715 million of total consolidated liabilities (including trade payables but excluding intercompany liabilities), all of which would have been structurally senior to the 6.5% Senior Secured Notes and 2029 Notes. See Note 10 of notes to unaudited condensed consolidated financial statements.
At June 30, 2021, we had outstanding letters of credit and bank guarantees of $64 million. See Note 14 of notes to unaudited condensed consolidated financial statements.
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
As of June 30, 2021, our credit rating with Moody’s was B1 stable outlook unchanged from December 31, 2020. During the first quarter of 2021, our credit rating with Standard & Poor's changed positively to B stable outlook from B negative outlook at December 31, 2020, and remains unchanged as of June 30, 2021. See Note 10 of notes to unaudited condensed consolidated financial statements.

Cash and Cash Equivalents
We consider all investments with original maturities of three months or less to be cash equivalents. As of June 30, 2021, our cash and cash equivalents were invested in money market funds and we also receive earnings credits for some balances left in our bank operating accounts. We maintain cash and cash equivalents in bank deposit and money market accounts that may exceed federally insured limits. The financial institutions where our cash and cash equivalents are held are highly rated and geographically dispersed, and we have a policy to limit the amount of credit exposure with any one institution. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk.
The use of our cash includes payment of our operating expenses, capital expenditures, servicing our interest and debt repayment obligations, making pension contributions and making quarterly dividend payments.
Repatriation of Cash
At June 30, 2021, we held $303 million in cash and cash equivalents in these respective jurisdictions: $10 million in the United States, $50 million in Europe, $71 million in Australia, $37 million in South Africa, $82 million in Brazil, $37 million in Saudi Arabia, $15 million in China and $1 million in India. Our credit facilities limit transfers of funds from subsidiaries in the United States to certain foreign subsidiaries. In addition, at June 30, 2021, we held $4 million of restricted cash in Australia related to performance bonds.
Tronox Holdings plc has foreign subsidiaries with undistributed earnings at June 30, 2021. We have made no provision for deferred taxes related to these undistributed earnings because they are considered indefinitely reinvested in the foreign jurisdictions.
Cash Dividends on Ordinary Shares
On July 28, 2021, the Board declared a quarterly dividend of $0.10 per share to holders of our ordinary shares at the close of business on August 9, 2021, which will be paid on September 10, 2021.

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

During the six months ended June 30, 2021, the Company made three voluntary prepayments totaling R1,040 million (approximately $73 million at June 30, 2021 exchange rate) on the Standard Bank Term Loan Facility. During the six months ended June 30, 2021, the Company made a voluntary prepayment of CNY 41 million (approximately $6 million at June 30, 2021 exchange rate) on the Tikon Loan. Additionally, in April 2021, the Company repaid the remaining outstanding principal balance of CNY 70 million (approximately $11 million at June 30, 2021 exchange rate) on the Tikon loan. No prepayment penalties were required as a result of these principal prepayments.

During the three months ended June 30, 2021, the Company two voluntary prepayments totaling $61 million on the New Term Loan Facility. As a result of these voluntary prepayments, the Company recorded $1 million in "Loss on extinguishment of debt" within the Condensed Consolidated Statement of Operations for the three months ended June 30,

2021. Additionally, in July 2021, the Company made a voluntary prepayment of $70 million on the New Term Loan Facility. No prepayment penalties were required as a result of these principal prepayments.

At June 30, 2021 and December 31, 2020, our long-term debt, net of unamortized discount and debt issuance costs was $2.8 billion and $3.3 billion, respectively.
At June 30, 2021 and December 31, 2020, our net debt (the excess of our debt over cash and cash equivalents) was $2.5 billion and $2.7 billion, respectively. See Note 10 of notes to unaudited condensed consolidated financial statements.
Cash Flows
The following table presents cash flow for the periods indicated:

	Six Months Ended June 30,
	2021	2020
	(Millions of U.S. dollars)
Cash provided by operating activities	$345	$72
Cash used in investing activities	(116)	(92)
Cash (used in) provided by financing activities	(573)	466
Effects of exchange rate changes on cash and cash equivalents and restricted cash	3	(8)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(341)	$438
Cash Flows provided by Operating Activities — Cash provided by operating activities of $345 million is primarily driven by $362 million of net income adjusted for non-cash items which was partially offset by a net cash outflow of $17 million related to changes in assets and liabilities. The following table provides our net cash provided by operating activities for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
	(Millions of U.S. dollars)
Net income	$103	$36
Adjustments for non-cash items	259	196
Income related cash generation	362	232
Net change in assets and liabilities	(17)	(160)
Cash provided by operating activities	$345	$72
Net cash provided by operating activities increased by $273 million year-over-year from net cash provided by operations of $72 million in the prior year to net cash provided by operating activities of $345 million during the current year. This improvement was generated primarily due to improved working capital management of $148 million coupled with higher net income adjusted for non-cash items of $130 million.
Cash Flows used in Investing Activities — Net cash used in investing activities for the six months ended June 30, 2021 was $116 million as compared to $92 million for the same period in 2020 primarily due to increased capital expenditures of $118 million during the current year as compared to $82 million in the prior year.
Cash Flows (used in) provided by Financing Activities —Net cash used in financing activities during the six months ended June 30, 2021 was $573 million as compared to cash provided by financing activities of $466 million for the six months ended June 30, 2020. The six months ended June 30, 2021 was primarily comprised of $2,375 million from the proceeds from the issuance of $1,075 million 4.625% Senior notes due 2029 and borrowings of $1,300 million under a new term loan facility. These borrowings were partially offset by repayments of long-term debt of $2,846 million, comprised primarily of $1,607 million related to the term loan facility, $1,065 million related to the early redemption of senior notes originally due in 2025 and 2026, and a $21 million call premium and a $19 million call premium (both associated with the notes redemption), $34 million of debt issuance costs and $28 million of dividends paid. See Note 10 of notes to unaudited condensed consolidated financial statements for further information on the current year debt refinancing transactions. The six months ended June 30, 2020 was primarily comprised of $500 million from the proceeds from the issuance of the 6.5% Senior Secured Notes due 2025. Additionally, during the six months ended June 30, 2020, our KSA subsidiary drew down $13 million on its SABB Credit Facility for local working capital purposes. Partially offsetting these proceeds was a use of cash of $20 million for the payment of dividends during the first and second quarter of 2020 and repayments of long-term debt of $15 million for our debt in South Africa.
Contractual Obligations
The following table sets forth information relating to our contractual obligations as of June 30, 2021:

	Contractual Obligation Payments Due by Year (3)(4)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of U.S. dollars)
Long-term debt, net and lease financing (including interest) (1)	$3,747	171	296	737	2,543
Purchase obligations (2)	539	142	160	101	136
Operating leases	186	39	38	22	87
Asset retirement obligations and environmental liabilities(5)	432	14	37	26	355
Total	$4,904	366	531	886	3,121
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

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Millions of U.S. dollars)
Net income (loss) (U.S. GAAP)	$77	$(4)	$103	$36
Interest expense	36	47	86	92
Interest income	(2)	(2)	(3)	(5)
Income tax provision	20	10	26	16
Depreciation, depletion and amortization expense	71	72	155	143
EBITDA (non-U.S. GAAP)	202	123	367	282
Share-based compensation (a)	7	2	16	11
Transaction costs (b)	—	4	18	4
Restructuring (c)	—	—	—	2
Integration costs (d)	—	3	—	10
Loss on extinguishment of debt (e)	23	—	57	—
Costs associated with former CEO retirement (f)	—	—	1	—
Gain on asset sale (g)	—	—	(2)	—
Foreign currency remeasurement (h)	—	2	(4)	(8)
Costs associated with Exxaro deal (i)	—	—	1	—
Other items (j)	5	8	8	14
Adjusted EBITDA (non-U.S. GAAP)	$237	$142	$462	$315

(a) Represents non-cash share-based compensation. See Note 16 of notes to unaudited condensed consolidated financial statements.
(b) Represents breakage fee and other costs associated with termination of TTI Transaction which were primarily recorded in “Other income (expense)” in the unaudited Condensed Consolidated Statements of Operations.
(c) Represents amounts for employee-related costs, including severance.
(d) Represents integration costs associated with the Cristal acquisition after the acquisition which were recorded in “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations.
(e) Represents the loss in connection with the following: 1) termination of its Wells Fargo Revolver, 2) amendment and restatement of its term loan facility including the new revolving credit facility, 3) termination of its Senior Notes due 2026 and its Senior Notes due 2025, 4) issuance of its Senior Notes due 2029 and 5) voluntary prepayments made on the New Term Loan Facility.
(f) Represents costs, excluding share-based compensation, associated with the retirement agreement of the former CEO which were recorded in "Selling, general and administrative expenses" in the unaudited Condensed Consolidated Statements of Operations. The $2 million of share based compensation expense associated with the former CEO is included in the total share-based compensation amount of $16 million in the table above.
(g) Represents the gain on European Union carbon credits sold in March 2021 which were recorded in "Cost of goods sold" in the unaudited Condensed Consolidated Statement of Operations.
(h) Represents realized and unrealized gains and losses associated with foreign currency remeasurement related to third-party and intercompany receivables and liabilities denominated in a currency other than the functional currency of the entity holding them, which are included in “Other income (expense), net” in the unaudited Condensed Consolidated Statements of Operations.
(i) Represents costs associated associated with the Exxaro flip-in transaction which are included in "Selling, general and administrative expenses" in the unaudited Condensed Consoldiated Statements of Operations.
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
Credit Risk
Credit risk is the risk that a borrower or a counterparty will fail to meet their obligations. A significant portion of our liquidity is concentrated in trade accounts receivable that arise from sales of our products to customers. In the case of TiO2, the high level of industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions (e.g., the Covid-19 pandemic may increase our credit risk as a result of the difficult economic environment). We have significant exposure to credit risk in industries that are affected by cyclical economic fluctuations. We perform ongoing credit evaluations of our customers from time to time, as deemed appropriate, to mitigate credit risk but generally do not require collateral. Our contracts typically enable us to tighten credit terms if we perceive additional credit risk; however, historic losses due to write offs of bad debt have been insignificant. In addition, due to our international operations, we are subject to potential trade restrictions and sovereign risk in certain countries in which we operate. We maintain allowances for potential credit losses based on specific customer review and current financial conditions. During the six months ended June 30, 2021 and 2020, our ten largest third-party customers represented 28% and 33%, respectively, of our consolidated net sales. During the six months ended June 30, 2021 and 2020, no single customer accounted for 10% of our consolidated net sales.
Interest Rate Risk
Interest rate risk arises from the possibility that changes in interest rates will impact our financial results. We are exposed to interest rate risk on our floating rate debt, the New Term Loan Facility, Standard Bank Term Loan Facility, and new Cash Flow Revolver, Standard Bank Revolver, Emirates Revolver and SABB Credit Facility balances. Using a sensitivity analysis as of June 30, 2021, a hypothetical 1% increase in interest rates would result in a net decrease to pre-tax income of approximately $5 million on an annualized basis. This is due to the fact that earnings on our floating rate financial assets of $79 million at June 30, 2021 would increase by the full 1%, offsetting the impact of a 1% increase in interest expense on our floating rate debt of $551 million.
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
During the third quarter of 2019, the first quarter of 2020 and the second quarter of 2021, we entered into foreign currency contracts used to hedge non-functional currency sales for our South African subsidiaries and forecasted non-functional currency cost of goods sold for our Australian subsidiaries. These foreign currency contracts are designated as cash flow hedges. Changes to the fair value of these foreign currency contracts are recorded as a component of other comprehensive (loss) income to the extent such contracts are effective, and are recognized in net sales or costs of goods sold in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring.
As of June 30, 2021, we had notional amounts of 227 million Australian dollars (or approximately $170 million at June 30, 2021 exchange rate) that expire between July 29, 2021 and December 30, 2021 to reduce the exposure of our Australian subsidiaries’ cost of sales to fluctuations in currency rates. At June 30, 2021, there was an unrealized net gain of $44 million recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet
From time to time, we enter into foreign currency contracts for the South African Rand and Australian dollar to reduce exposure of our subsidiaries’ balance sheet accounts not denominated in our subsidiaries' functional currency to fluctuations in foreign currency rates. At June 30, 2021, the fair value of the foreign currency contracts was a fair value of a net loss of $1 million.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of Tronox’s management, including our co-CEOs and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”), as of June 30, 2021, the end of the period covered by this report. Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date. Tronox’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Tronox in the reports that it files or submits under the Exchange Act is accumulated and communicated to Tronox’s management, including Tronox’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date.
An evaluation of our internal control over financial reporting was also performed to determine whether any changes have occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit No.

31.1	Rule 13a-14(a) Certification of John Romano. (furnished herewith)

31.2	Rule 13a-14(a) Certification of Jean-Francois Turgeon. (furnished herewith)

31.3	Rule 13a-14(a) Certification of Timothy Carlson. (furnished herewith)

32.1	Section 1350 Certification for John Romano. (furnished herewith)

32.2	Section 1350 Certification for Jean-Francois Turgeon. (furnished herewith)

32.3	Section 1350 Certification for Timothy Carlson. (furnished herewith)

101	The following financial statements from Tronox Holdings plc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (furnished herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema Document. (furnished herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (furnished herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. (furnished herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. (furnished herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (furnished herewith)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2021, which has been formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:
July 29, 2021

TRONOX HOLDINGS PLC (Registrant)

By:	/s/ Timothy Carlson
Name:	Timothy Carlson
Title:	Senior Vice President, Chief Financial Officer and Principal Accounting Officer