Form 10-Q
period 2021-09-30
Tronox Holdings plc
filed 2021-10-28
CIK 1530804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
As of October 20, 2021, the Registrant had 153,867,141 ordinary shares outstanding.

Item 1.    Financial Statements (Unaudited)

Page No.

Unaudited Condensed Consolidated Statements of Income for the Three Months and Nine Months Ended September 30, 2021 and 2020	4
Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three Months and Nine Months Ended September 30, 2021 and 2020	5
Unaudited Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020	6
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020	7
Unaudited Condensed Consolidated Statement of Shareholders’ Equity for the Three Months and Nine Months Ended September 30, 2021 and 2020	8
Notes to Unaudited Condensed Consolidated Financial Statements	10

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$870	$675	$2,688	$1,975
Cost of goods sold	626	536	2,011	1,532
Gross profit	244	139	677	443
Selling, general and administrative expenses	76	89	234	263
Restructuring	—	1	—	3
Income from operations	168	49	443	177
Interest expense	(37)	(48)	(123)	(140)
Interest income	1	1	4	6
Loss on extinguishment of debt	(3)	—	(60)	—
Other income, net	12	7	6	19
Income before income taxes	141	9	270	62
Income tax (provision) benefit	(28)	893	(54)	876
Net income	113	902	216	938
Net income attributable to noncontrolling interest	2	6	13	14
Net income attributable to Tronox Holdings plc	$111	$896	$203	$924

Earnings per share:
Basic	$0.72	$6.24	$1.34	$6.45
Diluted	$0.70	$6.18	$1.29	$6.42

Weighted average shares outstanding, basic (in thousands)	153,762	143,579	151,472	143,245
Weighted average shares outstanding, diluted (in thousands)	159,020	145,067	157,148	143,969
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Millions of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$113	$902	$216	$938
Other comprehensive income (loss):
Foreign currency translation adjustments	(70)	43	(62)	(129)
Pension and postretirement plans:
Actuarial losses, (net of tax benefit of less than $1 million in both the three and nine months ended September 30, 2021 and 2020, respectively)	1	—	(1)	(2)
Amortization of unrecognized actuarial losses, (net of tax benefit of less than $1 million in both the three and nine months ended September 30, 2021 and 2020)	1	1	3	3
Total pension and postretirement losses	2	1	2	1
Realized (gains) losses on derivatives reclassified from accumulated other comprehensive loss to the Condensed Consolidated Statement of Income (net of tax expense of nil and less than $1 million in the three months ended September 30, 2021 and 2020, respectively and nil and $2 million in the nine months ended September 30, 2021 and 2020, respectively)	(13)	(1)	(22)	10
Unrealized (losses) gains on derivative financial instruments, (net of tax expense of nil and $2 million for the three months ended September 30, 2021 and 2020, respectively and net of tax benefit of nil and $5 million for the nine months ended September 30, 2021 and 2020, respectively) - See Note 11	—	18	12	(30)

Other comprehensive income (loss)	(81)	61	(70)	(148)

Total comprehensive income	32	963	146	790

Comprehensive income (loss) attributable to noncontrolling interest:
Net income	2	6	13	14
Foreign currency translation adjustments	(4)	5	(9)	(42)
Comprehensive income (loss) attributable to noncontrolling interest	(2)	11	4	(28)

Comprehensive income attributable to Tronox Holdings plc	$34	$952	$142	$818
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	September 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$309	$619
Restricted cash	4	29
Accounts receivable (net of allowance for credit losses of $4 million and $5 million as of September 30, 2021 and December 31, 2020, respectively)	625	540
Inventories, net	1,011	1,137
Prepaid and other assets	147	200
Income taxes receivable	6	4
Total current assets	2,102	2,529
Noncurrent Assets
Property, plant and equipment, net	1,715	1,759
Mineral leaseholds, net	770	803
Intangible assets, net	214	201
Lease right of use assets, net	65	81
Deferred tax assets	995	1,020
Other long-term assets	182	175
Total assets	$6,043	$6,568

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$394	$356
Accrued liabilities	326	350
Short-term lease liabilities	34	39
Long-term debt due within one year	7	58
Income taxes payable	18	2
Total current liabilities	779	805
Noncurrent Liabilities
Long-term debt, net	2,675	3,263
Pension and postretirement healthcare benefits	139	146
Asset retirement obligations	160	157
Environmental liabilities	66	67
Long-term lease liabilities	27	41
Deferred tax liabilities	165	176
Other long-term liabilities	33	42
Total liabilities	4,044	4,697

Commitments and Contingencies - Note 14
Shareholders’ Equity
Tronox Holdings plc ordinary shares, par value $0.01 — 153,825,485 shares issued and outstanding at September 30, 2021 and 143,557,479 shares issued and outstanding at December 31, 2020	2	1
Capital in excess of par value	2,057	1,873
Retained earnings	596	434
Accumulated other comprehensive loss	(705)	(610)
Total Tronox Holdings plc shareholders’ equity	1,950	1,698
Noncontrolling interest	49	173
Total equity	1,999	1,871
Total liabilities and equity	$6,043	$6,568
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Millions of U.S. dollars)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income	$216	$938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	227	219
Deferred income taxes	13	(886)
Share-based compensation expense	23	19
Amortization of deferred debt issuance costs and discount on debt	8	7
Loss on extinguishment of debt	60	—
Other non-cash items affecting net income	23	44
Changes in assets and liabilities:
Increase in accounts receivable, net of allowance for credit losses	(95)	(13)
Decrease (increase) in inventories, net	104	(100)
Decrease (increase) in prepaid and other assets	36	(38)
Increase in accounts payable and accrued liabilities	26	18
Net changes in income tax payables and receivables	14	—
Changes in other non-current assets and liabilities	(54)	(52)
Cash provided by operating activities	601	156

Cash Flows from Investing Activities:
Capital expenditures	(183)	(129)
Insurance proceeds	1	1
Loans	—	(24)
Proceeds from sale of assets	1	1
Cash used in investing activities	(181)	(151)

Cash Flows from Financing Activities:
Repayments of short-term debt	—	(7)
Repayments of long-term debt	(3,008)	(23)
Proceeds from long-term debt	2,375	500
Proceeds from short-term debt	—	13
Call premiums paid	(40)	—
Debt issuance costs	(36)	(10)
Proceeds from the exercise of options	6	—
Dividends paid	(46)	(30)
Restricted stock and performance-based shares settled in cash for withholding taxes	(3)	(3)
Cash (used in) provided by financing activities	(752)	440

Effects of exchange rate changes on cash and cash equivalents and restricted cash	(3)	(7)

Net (decrease) increase in cash, cash equivalents and restricted cash	(335)	438
Cash, cash equivalents and restricted cash at beginning of period	648	311
Cash, cash equivalents and restricted cash at end of period	$313	$749

Supplemental cash flow information:
Interest paid, net	$113	$94

Income taxes paid	$25	$9
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Millions of U.S. dollars, except for shares)
For the nine months ended September 30, 2021

	Tronox Holdings plc Ordinary Shares (in thousands)	Tronox Holdings plc Ordinary Shares (Amount)	Capital in Excess of par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Tronox Holdings plc Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2020	143,557	$1	$1,873	$434	$(610)	$1,698	$173	$1,871
Net income	—	—	—	19	—	19	7	26
Other comprehensive (loss) income	—	—	—	—	(24)	(24)	(10)	(34)
Share-based compensation	2,545	—	9	—	—	9	—	9
Shares cancelled	(101)	—	(2)	—	—	(2)	—	(2)
Options exercised	11	—	—	—	—	—	—	—
Acquisition of noncontrolling interest	7,246	1	158	—	(34)	125	(125)	—
Ordinary share dividends ($0.08 per share)	—	—	—	(13)	—	(13)	—	(13)
Balance at March 31, 2021	153,258	$2	$2,038	$440	$(668)	$1,812	$45	$1,857

Net income	—	—	—	73	—	73	4	77
Other comprehensive (loss) income	—	—	—	—	40	40	5	45
Share-based compensation	225	—	7	—	—	7	—	7
Shares cancelled	(31)	—	(1)	—	—	(1)	—	(1)
Options exercised	137	—	3	—	—	3	—	3
Ordinary share dividends ($0.08 per share)	—	—	—	(12)	—	(12)	—	(12)
Balance at June 30, 2021	153,589	$2	$2,047	$501	$(628)	$1,922	$54	$1,976

Net income	—	—	—	111	—	111	2	113
Other comprehensive (loss) income	—	—	—	—	(77)	(77)	(4)	(81)
Share-based compensation	69	—	7	—	—	7	—	7
Shares cancelled	(4)	—	—	—	—	—	—	—
Options exercised	171	—	3	—	—	3	—	3
Ordinary share dividends ($0.10 per share)	—	—	—	(16)	—	(16)	(3)	(19)
Balance at September 30, 2021	153,825	$2	$2,057	$596	$(705)	$1,950	$49	$1,999
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)
(Unaudited)
(Millions of U.S. dollars, except for shares)
For the nine months ended September 30, 2020

	Tronox Holdings plc Ordinary Shares (in thousands)	Tronox Holdings plc Ordinary Shares	Capital in Excess of par Value	(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Tronox Holdings plc Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2019	141,900	$1	$1,846	$(493)	$(606)	$748	$168	$916
Net income	—	—	—	32	—	32	8	40
Other comprehensive income (loss)	—	—	—	—	(223)	(223)	(47)	(270)
Share-based compensation	1,779	—	9	—	—	9	—	9
Shares cancelled	(313)	—	(3)	—	—	(3)	—	(3)
Measurement period adjustment related to Cristal acquisition	—	—	—	—	—	—	(3)	(3)
Ordinary share dividends ($0.07 per share)	—	—	—	(10)	—	(10)	—	(10)
Balance at March 31, 2020	143,366	$1	$1,852	$(471)	$(829)	$553	$126	$679

Net loss	—	—	—	(4)	—	(4)	—	(4)
Other comprehensive income (loss)	—	—	—	—	61	61	—	61
Share-based compensation	199	—	2	—	—	2	—	2
Shares cancelled	(42)	—	—	—	—	—	—	—
Ordinary share dividends ($0.07 per share)	—	—	—	(10)	—	(10)	—	(10)
Balance at June 30, 2020	143,523	$1	$1,854	$(485)	$(768)	$602	$126	$728
Net income	—	—	—	896	—	896	6	902
Other comprehensive income (loss)	—	—	—	—	56	56	5	61
Share-based compensation	16	—	8	—	—	8	—	8
Shares cancelled	(8)	—	—	—	—	—	—	—
Ordinary share dividends ($0.07 per share)	—	—	—	(11)	—	(11)	—	(11)
Balance at September 30, 2020	143,531	$1	$1,862	$400	$(712)	$1,551	$137	$1,688
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Millions of U.S. dollars, except share, per share and metric tons data or unless otherwise noted)

1.    The Company
Tronox Holdings plc (referred to herein as "Tronox", the "Company", "we", "us", or "our") operates titanium-bearing mineral sand mines and beneficiation operations in Australia, South Africa and Brazil to produce feedstock materials that can be processed into TiO2 for pigment, high purity titanium chemicals, including titanium tetrachloride, and Ultrafine© titanium dioxide used in certain specialty applications. It is our long-term strategic goal to be vertically integrated and consume all of our feedstock materials in our own nine TiO2 pigment facilities which we operate in the United States, Australia, Brazil, UK, France, the Netherlands, China and the Kingdom of Saudi Arabia (“KSA”). We believe that vertical integration is the best way to achieve our ultimate goal of delivering low cost, high-quality pigment to our coatings and other TiO2 customers throughout the world. The mining, beneficiation and smelting of titanium bearing mineral sands creates meaningful quantities of Zircon and pig iron, which we also supply to customers around the world.
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
In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, considered necessary for a fair statement of its financial position as of September 30, 2021, and its results of operations for the three and nine months ended September 30, 2021 and 2020. Our unaudited condensed consolidated financial statements include the accounts of all majority-owned subsidiary companies. All intercompany balances and transactions have been eliminated in consolidation.
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
Contract assets represent our rights to consideration in exchange for products that have transferred to a customer when the right is conditional on situations other than the passage of time. For products that we have transferred to our customers, our rights to the consideration are typically unconditional and only the passage of time is required before payments become due. These unconditional rights are recorded as accounts receivable. As of September 30, 2021, and December 31, 2020, we did not have material contract asset balances.
Contract liabilities represent our obligations to transfer products to a customer for which we have received consideration from the customer. From time to time, we may receive advance payment from our customers that is accounted for as deferred revenue. Deferred revenue is earned when control of the product transfers to the customer, which is typically within a short period of time from when we received the advanced payment. Contract liability balances as of September 30, 2021 and December 31, 2020 were approximately $3 million and $4 million, respectively. Contract liability balances were reported as “Accounts payable” in the unaudited Condensed Consolidated Balance Sheets.  All contract liabilities as of December 31, 2020 were recognized as revenue in “Net sales” in the unaudited Condensed Consolidated statements of income during the first quarter of 2021.
Disaggregation of Revenue
We operate under one operating and reportable segment, Tronox. We disaggregate our revenue from contracts with customers by product type and geographic area. We believe this level of disaggregation appropriately depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors and reflects how our business is managed.

Net sales to external customers by geographic areas where our customers are located were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
North America	$183	$189	$546	$521
South and Central America	63	51	194	113
Europe, Middle-East and Africa	345	244	1,059	736
Asia Pacific	279	191	889	605
Total net sales	$870	$675	$2,688	$1,975

Net sales from external customers for each similar type of product were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
TiO2	$682	$543	$2,118	$1,589
Zircon	116	56	360	189
Feedstock and other products	72	76	210	197
Total net sales	$870	$675	$2,688	$1,975
Feedstock and other products mainly include ilmenite, chloride (“CP”) slag, pig iron, TiCl4 and other mining products.
During the nine months ended September 30, 2021 and 2020, our ten largest third-party customers represented 28% and 33%, respectively, of our consolidated net sales. During the nine months ended September 30, 2021 and 2020, no single customer accounted for 10% of our consolidated net sales.

3.    Income Taxes
Our operations are conducted through various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.
Income before income taxes is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income tax (provision) benefit	$(28)	$893	$(54)	$876
Income before income taxes	$141	$9	$270	$62
Effective tax rate	20%	(9,922)%	20%	(1,413)%
Tronox Holdings plc, a U.K. public limited company is the publicly-traded parent company for the business group, and the statutory tax rate in the U.K. at both September 30, 2021 and 2020 was 19%. The effective tax rates for both the three and nine months ended September 30, 2021 and 2020 are influenced by a variety of factors, primarily income and losses in jurisdictions with valuation allowances, disallowable expenditures, prior year accruals, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate. Additionally, both the three and nine months ended September 30, 2020 are influenced by the release of a portion of the US valuation allowance and the nine months ended September 30, 2020 is influenced by restructuring impacts. The nine months ended September 30, 2021 is influenced by the creation of a South African employee stock ownership plan.
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

4.    Income Per Share
The computation of basic and diluted income per share for the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator - Basic and Diluted:
Net income	$113	$902	$216	$938
Less: Net income attributable to noncontrolling interest	2	6	13	14
Net income available to ordinary shares	$111	$896	$203	$924

Denominator - Basic and Diluted:
Weighted-average ordinary shares, basic (in thousands)	153,762	143,579	151,472	143,245
Weighted-average ordinary shares, diluted (in thousands)	159,020	145,067	157,148	143,969

Basic net income per ordinary share	$0.72	$6.24	$1.34	$6.45
Diluted net income per ordinary share	$0.70	$6.18	$1.29	$6.42
Net income per ordinary share amounts were calculated from exact, not rounded net income and share information.  Anti-dilutive shares not recognized in the diluted net income per share calculation for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Shares
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Options	495,314	1,205,020	495,314	1,205,020
Restricted share units	16,488	5,653,136	29,787	6,419,593

5.    Inventories, Net
Inventories, net consisted of the following:

	September 30, 2021	December 31, 2020
Raw materials	$162	$170
Work-in-process	107	103
Finished goods, net	556	668
Materials and supplies, net	186	196
Inventories, net – current	$1,011	$1,137
Materials and supplies, net consists of processing chemicals, maintenance supplies and spare parts, which will be consumed directly and indirectly in the production of our products.
At September 30, 2021 and December 31, 2020, inventory obsolescence reserves primarily for materials and supplies were $43 million and $41 million, respectively. Reserves for lower of cost or market and net realizable value were $7 million and $29 million at September 30, 2021 and December 31, 2020, respectively.

6.    Property, Plant and Equipment, Net
Property, plant and equipment, net of accumulated depreciation, consisted of the following:

	September 30, 2021	December 31, 2020
Land and land improvements	$188	$189
Buildings	371	368
Machinery and equipment	2,244	2,197
Construction-in-progress	242	192
Other	82	86
Subtotal	3,127	3,032
Less: accumulated depreciation	(1,412)	(1,273)
Property, plant and equipment, net	$1,715	$1,759
Substantially all of the property, plant and equipment, net is pledged as collateral for our debt. See Note 10.
The table below summarizes depreciation expense related to property, plant and equipment for the periods presented, recorded in the specific line items in our unaudited Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of goods sold	$54	$56	$171	$167
Selling, general and administrative expenses	1	1	4	3
Total	$55	$57	$175	$170

7.    Mineral Leaseholds, Net
Mineral leaseholds, net of accumulated depletion, consisted of the following:

	September 30, 2021	December 31, 2020
Mineral leaseholds	$1,325	$1,333
Less: accumulated depletion	(555)	(530)
Mineral leaseholds, net	$770	$803

Depletion expense relating to mineral leaseholds recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Income was $9 million and $11 million during the three months ended September 30, 2021 and 2020, respectively. Depletion expense relating to mineral leaseholds recorded in "Cost of goods sold" in the unaudited Condensed Consolidated Statements of Income was $28 million and $25 million during the nine months ended September 30, 2021 and 2020, respectively.

8.    Intangible Assets, Net
Intangible assets, net of accumulated amortization, consisted of the following:

	September 30, 2021			December 31, 2020
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$291	$(207)	$84	$291	$(193)	$98
TiO2 technology	93	(29)	64	93	(24)	69
Internal-use software and other	110	(44)	66	73	(39)	34
Intangible assets, net	$494	$(280)	$214	$457	$(256)	$201
As of September 30, 2021 and December 31, 2020, internal-use software included approximately $58 million and $19 million, respectively, of capitalized software costs which are not being amortized as the software is not ready for its intended use.
The table below summarizes amortization expense related to intangible assets for the periods presented, recorded in the specific line items in our unaudited Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of goods sold	$—	$—	$1	$1
Selling, general and administrative expenses	8	8	23	23
Total	$8	$8	$24	$24
Estimated future amortization expense related to intangible assets is $8 million for the remainder of 2021, $37 million for 2022, $35 million for 2023, $34 million for 2024, $34 million for 2025 and $66 million thereafter.

9.    Balance Sheet and Cash Flow Supplemental Information
Accrued liabilities consisted of the following:

	September 30, 2021	December 31, 2020
Employee-related costs and benefits	$141	$133
Related party payables	1	7
Interest	16	21
Sales rebates	38	43
Restructuring	1	2
Taxes other than income taxes	22	16
Asset retirement obligations	6	9
Interest rate swaps	36	57
Currency contracts	2	—
Other accrued liabilities	63	62
Accrued liabilities	$326	$350
Additional supplemental cash flow information for the nine months ended September 30, 2021 and 2020 and as of September 30, 2021 and December 31, 2020 is as follows:

	Nine Months Ended September 30,
Supplemental non cash information:	2021	2020
Financing activities - Acquisition of noncontrolling interest	$125	$—

	September 30, 2021	December 31, 2020
Capital expenditures acquired but not yet paid	$54	$37

10.    Debt
Long-Term Debt
Long-term debt, net of an unamortized discount and debt issuance costs, consisted of the following:

	Original Principal	Annual Interest Rate	Maturity Date	September 30, 2021	December 31, 2020
Prior Term Loan Facility, net of unamortized discount (1)	$2,150	Variable	9/22/2024	$—	$1,607
New Term Loan Facility, net of unamortized discount (1) (4)	1,300	Variable	3/11/2028	1,098	—
Senior Notes due 2025	450	5.75%	10/1/2025	—	450
Senior Notes due 2026	615	6.50%	4/15/2026	—	615
Senior Notes due 2029	1,075	4.63%	3/15/2029	1,075	—
6.5% Senior Secured Notes due 2025	500	6.50%	5/1/2025	500	500
Standard Bank Term Loan Facility (1) (3)	222	Variable	3/25/2022	—	115
Tikon Loan (3)	N/A	Variable	5/23/2021	—	17
Australian Government Loan, net of unamortized discount	N/A	N/A	12/31/2036	1	1
MGT Loan(2)	36	Variable	Variable	34	36
Finance leases				15	15
Long-term debt				2,723	3,356
Less: Long-term debt due within one year				(7)	(58)
Debt issuance costs				(41)	(35)
Long-term debt, net				$2,675	$3,263
_______________
(1)Average effective interest rate on the New Term Loan Facility of 4.9% during the nine months ended September 30, 2021. Average effective interest rate on the Prior Term Loan Facility of 4.5% during the nine months ended September 30, 2020. Average effective interest rate on the Standard Bank Term Loan Facility of 6.4% and 8.2% during the nine months ended September 30, 2021 and 2020, respectively.
(2)The MGT loan is a related party debt facility. Average effective interest rate on the MGT loan of 3.07% during the nine months ended September 30, 2021.
(3)During the nine months ended September 30, 2021, the Company made three voluntary prepayments totaling R1,040 million (approximately $69 million at September 30, 2021 exchange rate) on the Standard Bank Term Loan Facility. During the nine months ended September 30, 2021, the Company made a voluntary prepayment of CNY 41 million (approximately $6 million at September 30, 2021 exchange rate) on the Tikon Loan, as well as repaying the remaining outstanding principal balance of CNY 70 million (approximately $11 million at September 30, 2021 exchange rate) on the Tikon loan. Additionally, on September 30, 2021, in conjunction with the Company's refinancing of the Standard Bank Term Loan Facility, the Company repaid the remaining outstanding principal balance of R390 million (approximately $26 million at September 30, 2021 exchange rate). Refer below for further details on the refinancing transaction. No prepayment penalties were required as a result of these principal prepayments.
(4)During the three and nine months ended September 30, 2021, the Company made four and six voluntary prepayments, respectively, totaling $135 million and $196 million, respectively, on the New Term Loan Facility. As a result of these voluntary prepayments, the Company recorded $3 million and $4 million in "Loss on extinguishment of debt" within the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2021, respectively.
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
The New Term Loan Facility shall bear interest at either the base rate or an adjusted LIBOR rate, in each case plus an applicable margin. The applicable margin in respect of the New Term Loan Facility is either 1.50% or 1.25%, for base rate loans, or 2.50% or 2.25%, for adjusted LIBOR rate loans, in each case determined based on, initially the passage of time, and thereafter upon the Company’s first lien net leverage ratio at the applicable time. Interest is payable on the New Term Loan Facility on the last business of each March, June, September and December. Based on our first lien net leverage ratio, the applicable margin under the New Term Loan Facility as of September 30, 2021 was LIBOR plus a margin of 2.25%. The New Revolving Facility shall bear interest at either the base rate or adjusted LIBOR rate, in each case plus an applicable margin. The applicable margin in respect of the New Revolving Facility is either 1.25%, 1.00% or 0.75% for base rate loans, or 2.25%, 2.00% or 1.75%, for adjusted LIBOR Rate Loans, in each case determined based on, initially the passage of time, and thereafter upon the Company’s first lien net leverage ratio at the applicable time. The New Credit Facility requires the Borrower to pay customary agency fees.
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
As a result of this transaction and in accordance with ASC 470, we recognized approximately $4 million in "Loss on Extinguishment of Debt" recorded in the unaudited condensed Consolidated Statement of Income for the nine months ended September 30, 2021.
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
On March 31, 2021, the Company repaid the outstanding principal balance of $615 million on its Senior Notes due 2026. As a result of this transaction, we recorded $30 million of debt extinguishment costs, including a call premium of $21 million, in "Loss on Extinguishment of Debt" on the Condensed Consolidated Statement of Income for the nine months ended September 30, 2021.
On April 1, 2021, the Company repaid the outstanding principal balance of $450 million on its Senior Notes due 2025. As a result of this transaction, we recorded $22 million of debt extinguishment costs, including a call premium of $19 million, in

"Loss on Extinguishment of Debt" on the Condensed Consolidated Statement of Income for the nine months ended September 30, 2021.
New Standard Bank Term Loan Facility and Revolving Credit Facility
On October 1, 2021, Tronox Minerals Sands Proprietary Limited, a wholly-owned subsidiary of the Company, entered into an amendment and restatement of a new credit facility with Standard Bank. The new credit facility provides the Company with (a) a new five-year term loan facility in an aggregate principal amount of R1.5 billion (approximately $99 million at September 30, 2021 exchange rate) (the "New Standard Bank Term Loan Facility") and (b) a new three-year revolving credit facility (the "New Standard Bank Revolving Credit Facility") providing initial revolving commitments of R1.0 billion (approximately $66 million at September 30, 2021 exchange rate). The maturity date on the New Standard Bank Term Loan Facility and the New Standard Bank Revolving Credit Facility is November 11, 2026 and October 1, 2024, respectively. The New Standard Bank Term Loan Facility has a delayed draw feature up to thirty business days from the effective date of the executed credit agreement. Mandatory capital repayments of R37.5 million (approximately $2 million at September 30, 2021 exchange rate) are scheduled quarterly with the first mandatory repayment starting in December 2021.
Both the New Standard Bank Term Loan Facility and the New Standard Bank Revolving Credit Facility shall bear interest at an adjusted JIBAR rate plus an applicable margin. The applicable margin on the New Standard Bank Term Loan Facility is 2.35%. The applicable margin on the New Standard Bank Revolving Credit Facility is based upon average credit utilization during any interest period. If the revolving credit facility utilization is less than 33%, less than 66% but greater than 33%, or greater than 66%, the applicable margin is 2.10%, 2.25%, and 2.40%, respectively. The New Standard Bank Revolving Credit Facility requires the borrower to pay customary agency fees. Interest is payable on the New Standard Bank Term Loan Facility on each of March 31, June 30, September 30 and December 31, and the final maturity date pursuant to the agreement. Interest is payable on the New Standard Bank Revolving Credit Facility on the last day of the applicable interest period pursuant to the agreement.
Debt Covenants
As of September 30, 2021, we are in compliance with all financial covenants in our debt facilities.
11.    Derivative Financial Instruments
Derivatives recorded on the Condensed Consolidated Balance Sheet:
The following table is a summary of the fair value of derivatives outstanding at September 30, 2021 and December 31, 2020:

	Fair Value
	September 30, 2021		December 31, 2020
	Assets(a)	Accrued Liabilities	Assets(a)	Accrued Liabilities
Derivatives Designated as Cash Flow Hedges
Currency Contracts	$10	$1	$58	$—
Interest Rate Swaps	$—	$36	$—	$57
Natural Gas Hedges	$2	$—	$—	$—
Total Hedges	$12	$37	$58	$57
Derivatives Not Designated as Cash Flow Hedges
Currency Contracts	$—	$1	$7	$—
Total Derivatives	$12	$38	$65	$57
(a) At September 30, 2021 and December 31, 2020, current assets of $12 million and $65 million, respectively, are recorded in prepaid and other current assets on the Condensed Consolidated Balance Sheets.
Derivatives' Impact on the Condensed Consolidated Statement of Income:

The following table summarizes the impact of the Company's derivatives on the unaudited Condensed Consolidated Statement of Income:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings			Amount of Pre-Tax Gain (Loss) Recognized in Earnings
	Revenue	Cost of Goods Sold	Other Income (Expense), net	Revenue	Cost of Goods Sold	Other Income (Expense), net
	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020

Derivatives Not Designated as Hedging Instruments
Currency Contracts	$—	$—	$—	$—	$—	$4
Derivatives Designated as Hedging Instruments
Currency Contracts	$—	$13	$—	$(3)	$4	$—
Total Derivatives	$—	$13	$—	$(3)	$4	$4

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings			Amount of Pre-Tax Gain (Loss) Recognized in Earnings
	Revenue	Cost of Goods Sold	Other Income (Expense), net	Revenue	Cost of Goods Sold	Other Income (Expense), net
	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020

Derivatives Not Designated as Hedging Instruments
Currency Contracts	$—	$—	$3	$—	$—	$(4)
Derivatives Designated as Hedging Instruments
Currency Contracts	$—	$22	$—	$(9)	$(1)	$—
Total Derivatives	$—	$22	$3	$(9)	$(1)	$(4)
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
Fair value gains or losses on these cash flow hedges are recorded in other comprehensive (loss) income and are subsequently reclassified into interest expense in the same periods during which the hedged transactions affect earnings. At September 30, 2021 and December 31, 2020, the net unrealized loss of $36 million and $57 million, respectively, was recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet. For the three and nine months ended September 30, 2021, the amounts recorded in interest expense related to the interest-rate swap agreements were $4 million and $12 million, respectively. For the three and nine months ended September 30, 2020, the net amounts recorded in interest expense related to the interest-rate swap agreements were $4 million and $6 million, respectively.
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
As of September 30, 2021, we had notional amounts of 120 million Australian dollars (or approximately $87 million at September 30, 2021 exchange rate) that expire between October 28, 2021 and December 30, 2021 to reduce the exposure of our Australian subsidiaries’ cost of sales to fluctuations in currency rates. At September 30, 2021 and December 31, 2020, there was an unrealized net gain of $26 million and $58 million, respectively, recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet, of which $26 million is expected to be recognized in earnings over the next twelve months in line with the underlying sales of inventory. Of the $26 million, $13 million is expected to be recognized in earnings during the remainder of 2021.
We enter into foreign currency contracts for the South African Rand and Australian Dollar to reduce exposure of our subsidiaries’ balance sheet accounts not denominated in our subsidiaries’ functional currency to fluctuations in foreign currency exchange rates. Historically, we have used a combination of zero-cost collars or forward contracts to reduce the exposure.  For accounting purposes, these foreign currency contracts are not considered hedges. The change in fair value associated with these contracts is recorded in “Other expense, net” within the unaudited Condensed Consolidated Statement of Income and partially offsets the change in value of third party and intercompany-related receivables not denominated in the functional currency of the subsidiary. At September 30, 2021, there was (i) 385 million South African Rand (or approximately $25 million at September 30, 2021 exchange rate). At September 30, 2021, the fair value of the foreign currency contracts was a fair value of a net loss of less than $1 million. At December 31, 2020, there was (i) 354 million South African Rand (or approximately $23 million at September 30, 2021 exchange rate) and (ii) 54 million Australian dollars (or approximately $39 million at September 30, 2021 exchange rate) of notional amounts outstanding foreign currency contracts.
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

Our debt is recorded at historical amounts. The following table presents the fair value of our debt and derivative contracts at both September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Prior Term Loan Facility	$—	$1,610
New Term Loan Facility	1,101	—
Standard Bank Term Loan Facility	—	115
Senior Notes due 2025	—	468
Senior Notes due 2026	—	641
Senior Notes due 2029	1,073	—
6.5% Senior Secured Notes due 2025	525	536
Tikon Loan	—	17
Australian Government Loan	1	1
MGT Loan	34	36
Interest rate swaps	36	57
Foreign currency contracts, net	9	65
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

13.    Asset Retirement Obligations
Asset retirement obligations consist primarily of rehabilitation and restoration costs, landfill capping costs, decommissioning costs, and closure and post-closure costs. Activities related to asset retirement obligations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$169	$155	$166	$158
Additions	—	1	4	1
Accretion expense	3	4	9	9
Remeasurement/translation	(6)	4	(9)	(5)
Other, including change in estimates	3	—	3	—
Settlements/payments	(3)	(5)	(7)	(8)
Other acquisition and divestiture related	—	—	—	4
Balance, September 30,	$166	$159	$166	$159

	September 30, 2021	December 31, 2020
Current portion included in “Accrued liabilities”	$6	$9
Noncurrent portion included in “Asset retirement obligations”	160	157
Asset retirement obligations	$166	$166

14.    Commitments and Contingencies
Purchase and Capital Commitments — Includes obligations for purchase requirements of process chemicals, supplies, utilities and services entered into in the ordinary course of business. At September 30, 2021, purchase commitments were $90 million for 2021, $98 million for 2022, $70 million for 2023, $59 million for 2024, $47 million for 2025, and $143 million thereafter.
Letters of Credit—At September 30, 2021, we had outstanding letters of credit and bank guarantees of $53 million, of which $23 million were letters of credit and $30 million were bank guarantees. Amounts for performance bonds were not material.
Environmental Matters— It is our policy to record appropriate liabilities for environmental matters when remedial efforts are probable and the costs can be reasonably estimated. Such liabilities are based on our best estimate of the undiscounted future costs required to complete the remedial work. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information becomes available. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other potentially responsible parties, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities. We expect to fund expenditures for these matters from operating cash flows. The timing of cash expenditures depends principally on the timing of remedial investigations and feasibility studies, regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties.  Included in these environmental matters is the following:

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
Other Matters— We are subject to a number of other lawsuits, investigations and disputes (some of which involve substantial amounts claimed) arising out of the conduct of our business, including matters relating to commercial transactions, prior acquisitions and divestitures, including our acquisition of Cristal, employee benefit plans, intellectual property, and environmental, health and safety matters. We recognize a liability for any contingency that is probable of occurrence and reasonably estimable. We continually assess the likelihood of adverse judgments of outcomes in these matters, as well as potential ranges of possible losses (taking into consideration any insurance recoveries), based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Included in these other matters are the following:
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

15.    Accumulated Other Comprehensive Loss Attributable to Tronox Holdings plc
The tables below present changes in accumulated other comprehensive loss by component for the three months ended September 30, 2021 and 2020.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, July 1, 2021	$(512)	$(120)	$4	$(628)
Other comprehensive income (loss)	(66)	1	—	(65)
Amounts reclassified from accumulated other comprehensive income	—	1	(13)	(12)
Balance, September 30, 2021	$(578)	$(118)	$(9)	$(705)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, July 1, 2020	$(628)	$(104)	$(36)	$(768)
Other comprehensive income	38	—	18	56
Amounts reclassified from accumulated other comprehensive income	—	1	(1)	—
Balance, September 30, 2020	$(590)	$(103)	$(19)	$(712)
The tables below present changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2021 and 2020.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, January 1, 2021	$(491)	$(120)	$1	$(610)
Other comprehensive income (loss)	(53)	(1)	12	(42)
Amounts reclassified from accumulated other comprehensive income	—	3	(22)	(19)
Acquisition of noncontrolling interest	(34)	—	—	(34)
Balance, September 30, 2021	$(578)	$(118)	$(9)	$(705)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, January 1, 2020	$(503)	$(104)	$1	$(606)
Other comprehensive loss	(87)	(2)	(30)	(119)
Amounts reclassified from accumulated other comprehensive income	—	3	10	13
Balance, September 30, 2020	$(590)	$(103)	$(19)	$(712)

16.    Share-Based Compensation
Restricted Share Units (“RSUs”)
2021 Grant - During the first three quarters of 2021, the Company granted both time-based and performance-based awards to certain members of management and to members of the Board. A total of 656,363 of time-based awards were granted to management which will vest ratably over a three-year period ending March 5, 2024. A total of 56,304 of time-based awards were granted to members of the Board which will vest in May 2022. During the first three quarters of 2021, a total of 623,112 of performance-based awards were granted, of which 311,556 of the awards vest based on a relative Total Shareholder Return ("TSR") calculation and 311,556 of the awards vest based on certain performance metrics of the Company. The non-TSR performance-based awards vest on March 5, 2024 based on the achievement against the target average company performance of three separate performance periods, commencing on January 1 of each 2021, 2022, and 2023 and ending on December 31 of each 2021, 2022 and 2023, for which, for each performance period, the performance metric is an average annual return on invested capital (ROIC) improvement versus 2020 ROIC. Similar to the Company's historical TSR awards granted in prior years, the TSR awards vest based on the Company's three-year TSR versus the peer group performance levels. Given these terms, the TSR metric is considered a market condition for which we used a Monte Carlo simulation to determine the weighted average grant date fair value of $29.07. The following weighted average assumptions were utilized to value the TSR grants:

2021
Dividend yield	1.56%
Expected historical volatility	71.1%
Risk free interest rate	0.17%
Expected life (in years)	3
The unrecognized compensation cost associated with all unvested awards at September 30, 2021 was $34 million, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of approximately 1.9 years.
During the three months ended September 30, 2021 and 2020, we recorded $7 million and $8 million of stock compensation expense, respectively. During the nine months ended September 30, 2021 and 2020, we recorded $23 million and $19 million of stock compensation expense, respectively. The nine months ended September 30, 2021 includes the acceleration of approximately $2 million of stock compensation expense associated with the retirement agreement entered into with the former CEO on March 18, 2021.
There were 318,852 options exercised during the nine month periods ended September 30, 2021 with an intrinsic value of $1.0 million. Cash proceeds from the exercise of stock options was $6 million for the nine months ended September 30, 2021.

17.    Pension and Other Postretirement Healthcare Benefits
The components of net periodic cost associated with our U.S. and foreign pension plans recognized in the unaudited Condensed Consolidated Statements of Income were as follows:

	Pensions		Pensions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net periodic cost:
Service cost	$1	$1	$3	$4
Interest cost	3	4	10	13
Expected return on plan assets	(6)	(5)	(19)	(17)
Net amortization of actuarial loss and prior service credit	1	1	3	3
Total net periodic cost	$(1)	$1	$(3)	$3
The components of net periodic cost associated with our postretirement healthcare plans recognized in the unaudited Condensed Consolidated Statements of Income were as follows:

	Other Postretirement Benefit Plans(1)		Other Postretirement Benefit Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net periodic cost:
Service cost	$—	$—	$—	$—
Interest cost	1	—	2	1
Expected return on plan assets	—	—	—	—
Net amortization of actuarial loss and prior service credit	—	—	1	—
Total net periodic cost	$1	$—	$3	$1
(1) The components of net periodic cost associated with our other postretirement healthcare plans were less than $1 million for the three months ended September 30, 2020.
During the nine months ended September 30, 2021, the Company made contributions to its pension plans of less than $1 million. The Company expects to make less than $5 million of pension contributions for the remainder of 2021.
For the three months ended September 30, 2021 and 2020, we contributed $1 million and $1 million, respectively, to the Netherlands Multiemployer Plan, which was primarily recognized in “Cost of goods sold” in the unaudited Condensed Consolidated Statement of Income. For the nine months ended September 30, 2021 and 2020, we contributed $4 million and $3 million, respectively, to the Netherlands Multiemployer Plan, which was primarily recognized in “Cost of goods sold” in the unaudited Condensed Consolidated Statement of Income.
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
Tasnee/Cristal
On April 10, 2019, we announced the completion of the acquisition of the TiO2 business of Cristal for $1.675 billion of cash, subject to a working capital and noncurrent liability adjustment, plus 37,580,000 ordinary shares. At September 30, 2021, Cristal International Holdings B.V. (formerly known as Cristal Inorganic Chemical Netherlands Cooperatief W.A.), a wholly-owned subsidiary of Tasnee, continues to own 37,580,000 shares of Tronox, or a 24% ownership interest. In February 2020, Tronox and Cristal resolved the working capital and noncurrent liability adjustment by agreeing that no payment was required by either party.
On May 9, 2018, we entered into an Option Agreement with AMIC which is owned equally by Tasnee and Cristal. Under the terms of the Option Agreement, AMIC granted us an option (the “Option”) to acquire 90% of a special purpose vehicle (the “SPV”), to which AMIC’s ownership in a titanium slag smelter facility (the “Slagger”) in The Jazan City for Primary and Downstream Industries in KSA will be contributed together with $322 million of AMIC indebtedness (the “AMIC Debt”). The AMIC Debt would remain outstanding debt of the SPV upon exercise of the Option. The Option may be exercised if the Slagger achieves certain production criteria related to sustained quality and tonnage of slag produced (the “Option Criteria”). Likewise, AMIC may require us to acquire the Slagger on the same terms if the Option Criteria are satisfied. Furthermore, pursuant to the Option Agreement and during its term, we agreed to lend AMIC and, upon the creation of the SPV, the SPV $125 million for capital expenditures and operational expenses intended to facilitate the start-up of the Slagger (the “Tronox Loans”). At September 30, 2021, we have lent AMIC the Tronox Loans maximum amount of $125 million. We have recorded the $125 million of total principal loan payments and related interest of $8 million within “Other long-term assets” on the unaudited Condensed Consolidated Balance Sheet at September 30, 2021. The Option did not have a significant impact on the financial statements as of or for the periods ended September 30, 2021.
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

Additionally, on May 13, 2020, we amended a Technical Services Agreement that we had entered with AMIC on March 15, 2018, to add project management support services. Under this arrangement, AMIC and its consultants are still responsible for engineering and construction of the Slagger while we provide technical advice and project management services including supervision and management of third party consultants intended to satisfy the Option Criteria. As compensation for these services, Tronox receives a monthly management fee of approximately $1 million, which is recorded in “Other income (expense), net” within the unaudited Condensed Consolidated Statement of Income and in “Prepaid and other assets” on the unaudited Condensed Consolidated Balance Sheet. The monthly management fee is subject to certain success incentives if and when the Slagger achieves the Option Criteria. Tronox recorded approximately $2 million and $3 million in "Other Income" for the three months ended September 30, 2021 and September 30, 2020, respectively, in the unaudited Condensed Consolidated Statement of Income. Tronox recorded approximately $6 million and $3 million in "Other Income" for the nine months ended September 30, 2021 and September 30, 2020, respectively in the unaudited Condensed Consolidated Statement of Income. At September 30, 2021, Tronox had a receivable due from AMIC related to management fee of $1 million and that is recorded within “Prepaid and other assets” on the unaudited Condensed Consolidated Balance Sheet.
At September 30, 2021 Tronox had a receivable due from Tasnee of $4 million recorded within “Prepaid and other assets” on the unaudited Condensed Consolidated Balance Sheet, which relates primarily to stamp duty taxes paid on behalf of Tasnee and activities pursuant to a transition services agreement.
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

On December 17, 2020 we completed the MGT transaction. Repayment of the $36 million note payable is based on a fixed U.S. dollar per metric ton quantity of MGT delivered by us to ATTM over time and therefore the ultimate maturity date is variable in nature. If ATTM fails to purchase MGT from us under certain contractually agreed upon conditions, then at our election we may terminate the MGT supply agreement with ATTM and will no longer owe any amount under the loan agreement with Cristal. We currently estimate the ultimate maturity to be between approximately five and six years, subject to actual future MGT production levels. The interest rate on the note payable is based on the SAIBOR plus a premium. As of September 30, 2021, the outstanding balance of the note payable was $34 million, of which $6 million is expected to be paid within the next twelve months.

As a result of the transactions we have entered into related to the MGT assets, Tronox recorded $2 million and $1 million for purchase of chlorine gas for the three months ended September 30, 2021 and September 30, 2020, respectively from ATTM, and such amounts are recorded in "Cost of goods sold" on the unaudited Condensed Consolidated Statement of Income. During the nine months ended September 30, 2021 and September 30, 2020, Tronox recorded $6 million and $4 million, respectively, for purchase of chlorine gas and such amounts are recorded in "Cost of goods sold" on the unaudited Condensed Consolidated Statement of Income. The amount due to ATTM as of September 30, 2021 for the purchase of chlorine gas was $1 million and is recorded within “Accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet. In addition, during the three months ended September 30, 2021 and September 30, 2020, Tronox recorded $8 million and $7 million, respectively, for MGT sales made to ATTM and MGT Loan repayments to Cristal. For the nine months ended September 30, 2021 and September 30, 2020, Tronox recorded $27 million and $19 million , respectively for MGT sales made to ATTM and MGT Loan repayments to Cristal. The MGT sales and MGT Loan repayments to Cristal are recorded in “Net sales” on the unaudited Condensed Consolidated Statement of Income. At September 30, 2021, Tronox had a receivable from ATTM of $5 million from MGT sales that is recorded within “Prepaid and other assets” on the unaudited Condensed Consolidated Balance Sheet.

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
Overview
Tronox Holdings plc (referred to herein as "Tronox", "we", "us", or "our") operates titanium-bearing mineral sand mines and beneficiation operations in Australia, South Africa and Brazil to produce feedstock materials that can be processed into TiO2 for pigment, high purity titanium chemicals, including titanium tetrachloride, and Ultrafine© titanium dioxide used in certain specialty applications. It is our long-term strategic goal to be vertically integrated and consume all of our feedstock materials in our own nine TiO2 pigment facilities which we operate in the United States, Australia, Brazil, UK, France, the Netherlands, China and the Kingdom of Saudi Arabia (“KSA”). We believe that vertical integration is the best way to achieve our ultimate goal of delivering low cost, high-quality pigment to our coatings and other TiO2 customers throughout the world. The mining, beneficiation and smelting of titanium bearing mineral sands creates meaningful quantities of Zircon and pig iron, which we also supply to customers around the world.
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
The third quarter of 2021 saw a continuation of the strong market demand trends that have been ongoing since the third quarter of 2020. Third quarter revenue increased 29% compared to the prior year, driven by higher TiO2 and Zircon volumes and higher average selling prices across all products. On a year over year basis, TiO2 average selling prices increased 12%, TiO2 volumes increased 13%, Zircon average selling prices increased 13% and Zircon volumes increased 81%. Revenue from feedstock and other products decreased 5% on a year over year basis due to a lack of external feedstock sales in the quarter compared to the prior year, partially offset by increased pig iron revenue from higher average selling prices. On a sequential basis, third quarter revenue decreased 6%, as price increases were offset by volume declines. TiO2 volumes were constrained by global logistics challenges and supply chain and certain raw material availability that resulted in a 10% sequential decline. TiO2 average selling prices grew 4% on a local currency basis or 3% on a US dollar basis sequentially with the implementation of regional pricing initiatives across the globe. Revenue from Zircon sales decreased 5%

sequentially, as a 10% increase in average selling prices due to improved pricing, was partially offset by 14% lower volumes. Feedstock and other product revenues increased 9% sequentially mainly due to higher pig iron pricing.
Gross profit increased sequentially from the second quarter 2021 to the third quarter 2021 due to the favorable impacts of average selling prices and favorable exchange rates, partially offset by headwinds from lower sales volumes, higher production costs, and increased freight rates.
As of September 30, 2021, our total available liquidity was $764 million, including $309 million in cash and cash equivalents and $455 million available under revolving credit agreements, including $328 million available under our new Cash Flow Revolver.
In the third quarter of 2021, we continued to make discretionary prepayments on our debt facilities primarily on the New Term Loan Facility and Standard Bank Term Loan Facility. In the third quarter of 2021, we made an additional $135 million of voluntary prepayment on our New Term Loan Facility and we repaid the outstanding balance of R390 million (approximately $26 million) on our Standard Bank Term Loan Facility. See note 10 to the condensed consolidated financial statements.  As of September 30, 2021, our total debt was $2.7 billion and net debt to trailing-twelve month Adjusted EBITDA was 2.6x. The Company also has no financial covenants on its term loan or bonds and only one springing financial covenant on its Cash Flow revolver facility, which we do not expect to be triggered based on our current scenario planning.

Condensed Consolidated Results of Operations
Three Months Ended September 30, 2021 compared to the Three Months Ended September 30, 2020

	Three Months Ended September 30,
	2021	2020	Variance
Net sales	$870	$675	$195
Cost of goods sold	626	536	90
Gross profit	244	139	105
Gross Margin	28%	21%	7 pts

Selling, general and administrative expenses	76	89	(13)
Restructuring	—	1	(1)
Income from operations	168	49	119
Interest expense	(37)	(48)	(11)
Interest income	1	1	—
Loss on extinguishment of debt	(3)	—	(3)
Other income, net	12	7	5
Income before income taxes	141	9	132
Income tax provision	(28)	893	921
Net income	$113	$902	$(789)

Effective tax rate	20%	(9922)%

EBITDA (1)	$249	$132	$117
Adjusted EBITDA (1)	$252	$148	$104
Adjusted EBITDA as % of Net Sales	29%	22%	7 pt
_______________
(1)EBITDA and Adjusted EBITDA are Non-U.S. GAAP financial measures. Please refer to the “Non-U.S. GAAP Financial Measures” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of these measures and a reconciliation of these measures to Net income from operations.

Net sales of $870 million for the three months ended September 30, 2021 increased by 29%, compared to $675 million, for the same period in 2020. The increase is primarily due to higher TiO2 and Zircon sales volumes as well as higher TiO2, Zircon and pig iron average selling prices.
Net sales by type of product for the three months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,
	2021	2020	Variance	Percentage
TiO2	$682	$543	$139	26%
Zircon	116	56	60	107%
Feedstock and other products	72	76	(4)	(5)%
Total net sales	$870	$675	$195	29%
For the three months ended September 30, 2021, TiO2 revenue was higher by 26% or $139 million compared to the prior year quarter primarily due to $73 million increase in average selling prices and an increase of $66 million in sales volumes. Foreign currency positively impacted TiO2 revenue by $2 million due to the strengthening of the Euro. Zircon revenue increased $60 million primarily due to a 81% increase in sales volumes and a 13% increase in average selling prices. Feedstock and other products revenues decreased $4 million from the year-ago quarter primarily due to a decrease in sales volumes of CP slag and other feedstocks partially offset by an increase selling prices of pig iron.
Gross profit of $244 million was 28% of net sales compared to 21% of net sales in the year-ago quarter. The increase in gross margin is primarily due to:
•the favorable impact of 10 points primarily due to an increase in both TiO2 and pig iron selling prices, partially offset by
•the net unfavorable impact of 3 points due to changes in foreign exchange rates, primarily as a result of the South African Rand and Australian dollar.
•Additionally, higher production costs and increased freight rates were offset by favorable overhead absorption and cost savings.

Selling, general and administrative expenses decreased by $13 million or 15% during the three months ended September 30, 2021 compared to the same period of the prior year. The decrease is mainly due to lower professional costs of $6 million, a $4 million decrease in employee costs, $1 million decrease in integration costs and $1 million decrease in rent expense partially offset by higher travel and entertainment expenses of $1 million.
Income from operations for the three months ended September 30, 2021 was $168 million compared to $49 million in the prior year period. The increase of $119 million was primarily due to higher TiO2, Zircon and pig iron selling prices, higher TiO2 and Zircon volumes and reduction in SG&A expenses as discussed above.
Adjusted EBITDA as a percentage of net sales was 29% for the three months ended September 30, 2021 as compared to 22% from the prior year primarily due to the increased gross margin and decrease in SG&A expenses as discussed above.
Interest expense for the three months ended September 30, 2021 decreased by $11 million compared to the same period of 2020 primarily due to lower average debt outstanding balances primarily on the New Term Loan Facility as compared to the Prior Term Loan Facility and the Standard Bank Term Loan Facility as well as lower average interest rates mainly on the Senior Notes due 2029 as compared to the Senior Notes due 2026 and the Senior Notes due 2025.
Loss on extinguishment of debt was $3 million for the three months ended September 30, 2021 which is primarily as a result of the $135 million of voluntary prepayments made on the New Term Loan Facility during the three months ended September 30, 2021.
Other income (expense), net for the three months ended September 30, 2021 primarily consisted of approximately $9 million of net realized and unrealized foreign currency gains, $2 million associated with the monthly technical service fee relating to the Jazan slagger we receive from AMIC and $1 million of pension income primarily due to expected return on plan assets offset by pension related interest costs and amortization of actuarial gains/losses.

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
On a reported basis, the effective tax rate was 20% and (9922)% for the three months ended September 30, 2021 and 2020, respectively. The effective tax rates for the three months ended September 30, 2021 and 2020 are influenced by a variety of factors, primarily income and losses in jurisdictions with valuation allowances, disallowable expenditures, prior year accruals, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate. Additionally, the three months ended September 30, 2020 included a deferred tax benefit generated by the release of a portion of the US valuation allowance.

Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2020

	Nine Months Ended September 30,
	2021	2020	Variance
Net sales	$2,688	$1,975	$713
Cost of goods sold	2,011	1,532	479
Gross profit	677	443	234
Gross Margin	25%	22%	3 pt

Selling, general and administrative expenses	234	263	(29)
Restructuring	—	3	(3)
Income from operations	443	177	266
Interest expense	(123)	(140)	(17)
Interest income	4	6	(2)
Loss on extinguishment of debt	(60)	—	60
Other income, net	6	19	(13)
Income before income taxes	270	62	208
Income tax provision	(54)	876	930
Net income	$216	$938	$(722)

Effective tax rate	20%	(1413)%

EBITDA (1)	$616	$415	$201
Adjusted EBITDA (1)	$714	$464	$250
Adjusted EBITDA as % of Net Sales	27%	23%	4 pt
_______________
(1)EBITDA and Adjusted EBITDA are Non-U.S. GAAP financial measures. Please refer to the “Non-U.S. GAAP Financial Measures” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of these measures and a reconciliation of these measures to Net income from operations.
Net sales of $2,688 million for the nine months ended September 30, 2021 increased by 36% compared to $1,975 million for the same period in 2020. The increase is primarily due to increases in TiO2 and Zircon sales volumes as well as higher TiO2, Zircon and pig iron average selling prices.
Net sales by type of product for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended September 30,
	2021	2020	Variance	Percentage
TiO2	$2,118	$1,589	$529	33%
Zircon	360	189	171	90%
Feedstock and other products	210	197	13	7%
Total net sales	$2,688	$1,975	$713	36%
For the nine months ended September 30, 2021, TiO2 revenue was higher by 33% or $529 million compared to the prior year period. TiO2 revenue increased primarily due to a $365 million increase in sales volumes and an increase of $118 million in average selling prices of TiO2. Foreign currency positively impacted TiO2 revenue by $42 million due to the strengthening of the Euro. Zircon revenues increased $171 million primarily due to 83% increase in sales volumes and a 3% increase in average selling prices. Feedstock and other products revenues increased $13 million primarily due to higher sales volumes and average selling prices of pig iron partially offset by decrease in sales volumes of CP slag and other feedstocks.
Gross margin of $677 million was 25% of net sales compared to 22% of net sales in the year-ago period. The increase in gross margin is primarily due to:
•the favorable impact of 5 points primarily due to an increase in both TiO2, Zircon and pig iron selling prices,
•the favorable impact of 1 points due sales volume and product mix,
•the favorable impact of 1 point due to the mandatory shut-down of our mining operations and slow-down of our smelters in South Africa due to the Covid-19 pandemic in the prior year which did not recur in the current year, partially offset by,
•the net unfavorable impact of 5 points due to changes in foreign exchange rates, primarily due to the South African Rand and Australian dollar.
•Additionally, higher production costs and increased freight rates were offset by favorable overhead absorption and cost savings.

Selling, general and administrative expenses decreased by $29 million or 11% during the nine months ended September 30, 2021 compared to the same period of the prior year primarily driven by a $23 million decrease in professional services, a decrease of $9 million in integration costs and a $2 million decrease in travel and entertainment expenses as a result of the Covid-19 pandemic partially offset by higher employee costs of $8 million.
Income from operations for the nine months ended September 30, 2021 was $443 million compared to income from operations of $177 million in the prior year period. The increase of $266 million was primarily due to higher TiO2, Zircon and pig iron selling prices, higher TiO2 and Zircon volumes and lower SG&A expenses as discussed above.
Adjusted EBITDA as a percentage of net sales was 27% for the nine months ended September 30, 2021, an increase of 4 points from 23% in the prior year. The higher gross margin and lower SG&A expenses as discussed above were the primary drivers of the year-over-year increase in Adjusted EBITDA percentage.
Interest expense for the nine months ended September 30, 2021 decreased by $17 million compared to the same period of 2020 primarily due to lower average debt outstanding balances on the New Term Loan Facility as compared to the Prior Term Loan Facility and the Standard Bank Term Loan Facility as well as lower average interest rates on the Senior Notes due 2029 as compared to the Senior Notes due 2025 and the Senior Notes due 2026. These decreases in interest expense are partially offset by the four months of additional interest expense in the current period associated with the 6.5% Senior Secured Notes due 2025, which were issued on May 1, 2020.
Interest income for the nine months ended September 30, 2021 decreased by $2 million compared to the same period in 2020 due to lower cash balances from the use of cash to paydown the New Term Loan Facility, the Standard Bank Term Loan Facility and the Tikon Loan.

Loss on extinguishment of debt was $60 million for the nine months ended September 30, 2021 which is primarily comprised of call premiums paid of $21 million and $19 million in relation to the refinancing of our $615 million Senior Notes due 2026 and our $450 million Senior Notes due 2025, respectively, as well as the write-off of certain existing debt issuance costs and original issue discount as well as certain new lender and other third party fees associated with the refinancing of our new revolver and term loan and issuance of our new senior notes due 2029. Additionally, there was approximately $4 million of loss on extinguishment of debt for the nine months ended September 30, 2021 related to the $196 million of voluntary prepayments made on the New Term Loan Facility.
Other (expense) income, net for the nine months ended September 30, 2021 primarily consisted of approximately $14 million of net realized and unrealized foreign currency gains, $6 million associated with the monthly technical service fee relating to the Jazan slagger we receive from AMIC, and $4 million of pension income primarily due to expected return on plan assets offset by pension related interest costs and amortization of actuarial gains/losses partially offset by $18 million related to the breakage fee associated with the termination of the TTI acquisition. The foreign currency gains were primarily driven by the South African Rand and the Australian dollars used in the remeasurement of our U.S. dollar denominated working capital and other long term obligations partially offset by the impact of our foreign currency derivatives.
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

On a reported basis, the effective tax rate was 20% and (1413)% for the nine months ended September 30, 2021 and 2020, respectively. The effective tax rates for the nine months ended September 30, 2021 and 2020 are influenced by a variety of factors, primarily income and losses in jurisdictions with valuation allowances, disallowable expenditures, prior year accruals, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate. Additionally, the nine months ended September 30, 2020 is influenced by restructuring impacts and a deferred tax benefit generated by the release of a portion of the US valuation allowance, and the nine months ended September 30, 2021 included a deferred tax benefit generated by funding a newly created South African employee stock ownership plan.
Other Comprehensive Income
Other comprehensive loss was $81 million for the three months ended September 30, 2021 as compared to other comprehensive income of $61 million for the prior year period. The decrease in other comprehensive income in 2021 compared to the prior year was primarily driven by unfavorable foreign currency translation adjustments of $70 million for the three months ended September 30, 2021 as compared to favorable foreign currency translation adjustments of $43 million in the prior year quarter as well as favorable unrealized gains of $18 million for the three months ended September 30, 2020 as compared to none for the current year period.
Other comprehensive loss was $70 million in the nine months ended September 30, 2021 as compared to other comprehensive loss of $148 million in the nine months ended September 30, 2020. The increase in other comprehensive income is primarily due to the unfavorable foreign currency translation adjustments of $62 million in the nine months ended September 30, 2021 as compared to unfavorable foreign currency translation adjustments of $129 million in the prior year period. In addition, we recognized net gain on derivative instruments of $10 million in the nine months ended September 30, 2021 as compared to a net loss on derivative instruments of $20 million in the prior year period.

Liquidity and Capital Resources
The following table presents our liquidity as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(Millions of U.S. dollars)
Cash and cash equivalents	$309	$619
Available under the Wells Fargo Revolver	—	285
Available under the new Cash Flow Revolver	328	—
Available under the Standard Credit Facility	66	68
Available under the Emirates Revolver	42	50
Available under the SABB Facility	19	19
Total	$764	$1,041
Historically, we have funded our operations and met our commitments through cash generated by operations, issuance of unsecured notes, bank financings and borrowings under lines of credit. In the next twelve months, we expect that our operations will provide sufficient cash for our operating expenses, capital expenditures, interest payments and debt repayments, however, if necessary, we have the ability to borrow under our debt and revolving credit agreements (see Note 10 of notes to consolidated financial statements). This is predicated on our achieving our forecast which could be negatively impacted by items outside of our control, in particular, macroeconomic conditions, including the economic impacts caused by the continued impact of the COVID-19 pandemic. Consistent with our actions in 2020 in response to the COVID-19 pandemic, if negative events occur in the future, we may need to reduce our capital spend, cut back on operating costs and other items within our control to maintain adequate liquidity.
Working capital (calculated as current assets less current liabilities) was $1.3 billion at September 30, 2021 compared to $1.7 billion at December 31, 2020.
As of September 30, 2021, the non-guarantor subsidiaries of our 6.5% Senior Secured Notes and our Senior Notes due 2029 represented approximately 17% of our total consolidated liabilities and approximately 26% of our total consolidated assets. For the three and nine months ended September 30, 2021, the non-guarantor subsidiaries of our 6.5% Senior Secured Notes and Senior Notes due 2029 represented approximately 44% and 44%, respectively, of our total consolidated net sales and approximately 46% and 49%, respectively, of our consolidated EBITDA (as such term is defined in the 6.5% Senior Secured Notes Indenture and 2029 Indenture). In addition, as of September 30, 2021, our non-guarantor subsidiaries had $691 million of total consolidated liabilities (including trade payables but excluding intercompany liabilities), all of which would have been structurally senior to the 6.5% Senior Secured Notes and 2029 Notes. See Note 10 of notes to unaudited condensed consolidated financial statements.
At September 30, 2021, we had outstanding letters of credit and bank guarantees of $53 million. See Note 14 of notes to unaudited condensed consolidated financial statements.
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
As of September 30, 2021, our credit rating with Moody’s was B1 stable outlook unchanged from December 31, 2020. During the first quarter of 2021, our credit rating with Standard & Poor's changed positively to B stable outlook from B negative outlook at December 31, 2020, and remains unchanged as of June 30, 2021. See Note 10 of notes to unaudited condensed consolidated financial statements.

Cash and Cash Equivalents
We consider all investments with original maturities of three months or less to be cash equivalents. As of September 30, 2021, our cash and cash equivalents were invested in money market funds and we also receive earnings credits for some balances left in our bank operating accounts. We maintain cash and cash equivalents in bank deposit and money market accounts that may exceed federally insured limits. The financial institutions where our cash and cash equivalents are held are highly rated and geographically dispersed, and we have a policy to limit the amount of credit exposure with any one institution. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk.
The use of our cash includes payment of our operating expenses, capital expenditures, servicing our interest and debt repayment obligations, making pension contributions and making quarterly dividend payments. Going forward, we expect to prioritize capital expenditures, continued annual dividend increases and share repurchases.
Repatriation of Cash
At September 30, 2021, we held $309 million in cash and cash equivalents in these respective jurisdictions: $8 million in the United States, $30 million in Europe, $65 million in Australia, $80 million in South Africa, $39 million in Brazil, $66 million in Saudi Arabia, and $21 million in China. Our credit facilities limit transfers of funds from subsidiaries in the United States to certain foreign subsidiaries. In addition, at September 30, 2021, we held $4 million of restricted cash in Australia related to performance bonds.
Tronox Holdings plc has foreign subsidiaries with undistributed earnings at September 30, 2021. We have made no provision for deferred taxes related to these undistributed earnings because they are considered indefinitely reinvested in the foreign jurisdictions.
Debt Obligations
During the three and nine months ended September 30, 2021, the Company made four and six voluntary prepayments, respectively, totaling $135 million and $196 million, respectively, on the New Term Loan Facility. As a result of these voluntary prepayments, the Company recorded $3 million and $4 million in "Loss on extinguishment of debt" within the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2021, respectively.
During the nine months ended September 30, 2021, the Company made three voluntary prepayments totaling R1,040 million (approximately $69 million at September 30, 2021 exchange rate) on the Standard Bank Term Loan Facility. Additionally, on September 30, 2021, in conjunction with the Company's refinancing of the Standard Bank Term Loan Facility, the Company repaid the remaining outstanding principal balance of R390 million (approximately $26 million at September 30, 2021 exchange rate). During the nine months ended September 30, 2021, the Company made a voluntary prepayment of CNY 41 million (approximately $6 million at September 30, 2021 exchange rate) on the Tikon Loan. Additionally, in April 2021, the Company repaid the remaining outstanding principal balance of CNY 70 million (approximately $11 million at September 30, 2021 exchange rate) on the Tikon loan. No prepayment penalties were required as a result of these principal prepayments.
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

On October 1, 2021, Tronox Minerals Sands Proprietary Limited, a wholly-owned indirect subsidiary of the Company, entered into an amendment and restatement of a new credit facility with Standard Bank. The new credit facility provides the Company with (a) a new five-year term loan facility in an aggregate principal amount of R1.5 billion (approximately $99 million at September 30, 2021 exchange rate) (the "New Standard Bank Term Loan Facility") and (b) a new three-year revolving credit facility (the "New Standard Bank Revolving Credit Facility") providing initial revolving commitments of R1.0 billion (approximately $66 million at September 30, 2021 exchange rate). As a result of the amended facility, the Company repaid the remaining outstanding principal balance of R390 million (approximately $26 million at September 30, 2021 exchange rate) of the Standard Bank Term Loan Facility on September 30, 2021 and we plan to drawdown on the new facility in November 2021.

On a consolidated basis, no incremental debt was incurred as a result of the aforementioned debt refinancing transactions.

At September 30, 2021 and December 31, 2020, our long-term debt, net of unamortized discount and debt issuance costs was $2.7 billion and $3.3 billion, respectively.
At September 30, 2021 and December 31, 2020, our net debt (the excess of our debt over cash and cash equivalents) was $2.4 billion and $2.7 billion, respectively. See Note 10 of notes to unaudited condensed consolidated financial statements.
Cash Flows
The following table presents cash flow for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	(Millions of U.S. dollars)
Cash provided by operating activities	$601	$156
Cash used in investing activities	(181)	(151)
Cash (used in) provided by financing activities	(752)	440
Effects of exchange rate changes on cash and cash equivalents and restricted cash	(3)	(7)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(335)	$438
Cash Flows provided by Operating Activities — Cash provided by operating activities of $601 million is primarily driven by $570 million of net income adjusted for non-cash items and a net cash inflow of $31 million related to changes in assets and liabilities. The following table provides our net cash provided by operating activities for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
	(Millions of U.S. dollars)
Net income	$216	$938
Adjustments for non-cash items	354	(597)
Income related cash generation	570	341
Net change in assets and liabilities	31	(185)
Cash provided by operating activities	$601	$156
Net cash provided by operating activities increased by $445 million year-over-year from net cash provided by operations of $156 million in the prior year to net cash provided by operating activities of $601 million during the current year. This improvement was generated primarily due to improved working capital management of $218 million coupled with higher net income adjusted for non-cash items of $229 million.
Cash Flows used in Investing Activities — Net cash used in investing activities for the nine months ended September 30, 2021 was $181 million as compared to $151 million for the same period in 2020 primarily due to increased capital expenditures of $183 million during the current year as compared to $129 million in the prior year. The prior year was also comprised of a loan of $24 million to AMIC related to the Jazan Slagger, a titanium slag smelter facility (see Note 18 of notes to unaudited condensed consolidated financial statements for a discussion of the Jazan Slagger).
Cash Flows (used in) provided by Financing Activities —Net cash used in financing activities during the nine months ended September 30, 2021 was $752 million as compared to cash provided by financing activities of $440 million for the nine months ended September 30, 2020. The nine months ended September 30, 2021 was primarily comprised of $2,375 million from the proceeds from the issuance of $1,075 million 4.625% Senior notes due 2029 and borrowings of $1,300 million under a new term loan facility. These borrowings were partially offset by repayments of long-term debt of $3,008 million, comprised primarily of $1,607 million related to the term loan facility, $1,065 million related to the early redemption of senior notes originally due in 2025 and 2026, and voluntary prepayments made on both the new term loan facility and the South African term loan facility. Additionally, the current period includes the payment of a $21 million call premium and a $19 million call premium (both associated with the notes redemption), $36 million of debt issuance costs and $46 million of dividends paid. See Note 10 of notes to unaudited condensed consolidated financial statements for further information on the current year debt refinancing transactions. The nine months ended September 30, 2020 was primarily comprised of $500 million from the proceeds from the issuance of the 6.5% Senior Secured Notes due 2025. Additionally, during the nine months ended September 30, 2020, our KSA subsidiary drew down $13 million on its SABB Credit Facility for local working capital purposes. Partially offsetting these proceeds was a use of cash of $30 million for the payment of dividends during the first three quarters of 2020 and total repayments of short-term and long-term debt of $30 million for our SABB Credit Facility and our debt in South Africa.
Contractual Obligations
The following table sets forth information relating to our contractual obligations as of September 30, 2021:

	Contractual Obligation Payments Due by Year (3)(4)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of U.S. dollars)
Long-term debt, net and lease financing (including interest) (1)	$3,523	137	288	707	2,391
Purchase obligations (2)	507	90	168	106	143
Operating leases	182	36	36	21	89
Asset retirement obligations and environmental liabilities(5)	425	10	36	25	354
Total	$4,637	273	528	859	2,977
__________________
(1)We calculated the New Term Loan Facility interest at a LIBOR plus a margin of 2.25%. See Note 10 of notes to our unaudited condensed consolidated financial statements.
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
Non-U.S. GAAP Financial Measures
EBITDA and Adjusted EBITDA, which are used by management to measure performance, are not presented in accordance with U.S. GAAP. We define EBITDA as net income excluding the impact of income taxes, interest expense, interest income and depreciation, depletion and amortization. We define Adjusted EBITDA as EBITDA excluding the impact of nonrecurring items such as restructuring charges, gain or loss on debt extinguishments, impairment charges, gains or losses on sale of assets, acquisition-related transaction costs, integration costs, purchase accounting adjustments and pension settlements and curtailment gains or losses. Adjusted EBITDA also excludes non-cash items such as share-based compensation costs and pension and postretirement costs. Additionally, we exclude from Adjusted EBITDA, realized and unrealized foreign currency remeasurement gains and losses.
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

The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Millions of U.S. dollars)
Net income (U.S. GAAP)	$113	$902	$216	$938
Interest expense	37	48	123	140
Interest income	(1)	(1)	(4)	(6)
Income tax provision	28	(893)	54	(876)
Depreciation, depletion and amortization expense	72	76	227	219
EBITDA (non-U.S. GAAP)	249	132	616	415
Share-based compensation (a)	7	8	23	19
Transaction costs (b)	—	6	18	10
Restructuring (c)	—	1	—	3
Integration costs (d)	—	1	—	10
Loss on extinguishment of debt (e)	3	—	60	—
Costs associated with former CEO retirement (f)	—	—	1	—
Gain on asset sale (g)	—	—	(2)	—
Foreign currency remeasurement (h)	(10)	(2)	(14)	(10)
Costs associated with Exxaro deal (i)	—	—	1	—
Other items (j)	3	2	11	17
Adjusted EBITDA (non-U.S. GAAP)	$252	$148	$714	$464

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
(f) Represents costs, excluding share-based compensation, associated with the retirement agreement of the former CEO which were recorded in "Selling, general and administrative expenses" in the unaudited Condensed Consolidated Statements of Income. The $2 million of share based compensation expense associated with the former CEO is included in the total share-based compensation amount of $23 million in the table above.
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
(i) Represents costs associated with the Exxaro flip-in transaction which are included in "Selling, general and administrative expenses" in the unaudited Condensed Consolidated Statements of Income.
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
Credit Risk
Credit risk is the risk that a borrower or a counterparty will fail to meet their obligations. A significant portion of our liquidity is concentrated in trade accounts receivable that arise from sales of our products to customers. In the case of TiO2, the high level of industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions (e.g., the Covid-19 pandemic may increase our credit risk as a result of the difficult economic environment). We have significant exposure to credit risk in industries that are affected by cyclical economic fluctuations. We perform ongoing credit evaluations of our customers from time to time, as deemed appropriate, to mitigate credit risk but generally do not require collateral. Our contracts typically enable us to tighten credit terms if we perceive additional credit risk; however, historic losses due to write offs of bad debt have been insignificant. In addition, due to our international operations, we are subject to potential trade restrictions and sovereign risk in certain countries in which we operate. We maintain allowances for potential credit losses based on specific customer review and current financial conditions. During the nine months ended September 30, 2021 and 2020, our ten largest third-party customers represented 28% and 33%, respectively, of our consolidated net sales. During the nine months ended September 30, 2021 and 2020, no single customer accounted for 10% of our consolidated net sales.
Interest Rate Risk
Interest rate risk arises from the possibility that changes in interest rates will impact our financial results. We are exposed to interest rate risk on our floating rate debt, the New Term Loan Facility, Standard Bank Term Loan Facility, and new Cash Flow Revolver, Standard Bank Revolver, Emirates Revolver and SABB Credit Facility balances. Using a sensitivity analysis as of September 30, 2021, a hypothetical 1% increase in interest rates would result in a net decrease to pre-tax income of approximately $4 million on an annualized basis. This is due to the fact that earnings on our floating rate financial assets of $26 million at September 30, 2021 would increase by the full 1%, offsetting the impact of a 1% increase in interest expense on our floating rate debt of $388 million.
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
As of September 30, 2021, we had notional amounts of 120 million Australian dollars (or approximately $87 million at September 30, 2021 exchange rate) that expire between October 28, 2021 and December 30, 2021 to reduce the exposure of our Australian subsidiaries’ cost of sales to fluctuations in currency rates. At September 30, 2021, there was an unrealized net gain of $26 million recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet
From time to time, we enter into foreign currency contracts for the South African Rand and Australian dollar to reduce exposure of our subsidiaries’ balance sheet accounts not denominated in our subsidiaries' functional currency to fluctuations in foreign currency rates. At September 30, 2021, the fair value of the foreign currency contracts was a fair value of a net loss of less than $1 million.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of Tronox’s management, including our co-CEOs and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”), as of September 30, 2021, the end of the period covered by this report. Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date. Tronox’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Tronox in the reports that it files or submits under the Exchange Act is accumulated and communicated to Tronox’s management, including Tronox’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date.
An evaluation of our internal control over financial reporting was also performed to determine whether any changes have occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit No.

31.1	Rule 13a-14(a) Certification of John Romano. (furnished herewith)

31.2	Rule 13a-14(a) Certification of Jean-Francois Turgeon. (furnished herewith)

31.3	Rule 13a-14(a) Certification of Timothy Carlson. (furnished herewith)

32.1	Section 1350 Certification for John Romano. (furnished herewith)

32.2	Section 1350 Certification for Jean-Francois Turgeon. (furnished herewith)

32.3	Section 1350 Certification for Timothy Carlson. (furnished herewith)

101	The following financial statements from Tronox Holdings plc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (furnished herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema Document. (furnished herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (furnished herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. (furnished herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. (furnished herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (furnished herewith)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021, which has been formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:
October 28, 2021

TRONOX HOLDINGS PLC (Registrant)

By:	/s/ Timothy Carlson
Name:	Timothy Carlson
Title:	Senior Vice President, Chief Financial Officer and Principal Accounting Officer