Form 10-Q
period 2022-03-31
Tronox Holdings plc
filed 2022-04-28
CIK 1530804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
As of April 20, 2022, the Registrant had 155,821,785 ordinary shares outstanding.

Item 1.    Financial Statements (Unaudited)

Page No.

Unaudited Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2022 and 2021	4
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2022 and 2021	5
Unaudited Condensed Consolidated Balance Sheets at March 31, 2022 and December 31, 2021	6
Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021	7
Unaudited Condensed Consolidated Statement of Shareholders’ Equity for the Three Months Ended March 31, 2022 and 2021	8
Notes to Unaudited Condensed Consolidated Financial Statements	10

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Net sales	$965	$891
Cost of goods sold	733	685
Gross profit	232	206
Selling, general and administrative expenses	78	81
Venator settlement	85	—
Income from operations	69	125
Interest expense	(32)	(50)
Interest income	2	1
Loss on extinguishment of debt	(1)	(34)
Other expense, net	(4)	(10)
Income before income taxes	34	32
Income tax provision	(18)	(6)
Net income	16	26
Net income attributable to noncontrolling interest	—	7
Net income attributable to Tronox Holdings plc	$16	$19

Earnings per share:
Basic	$0.10	$0.13
Diluted	$0.10	$0.12

Weighted average shares outstanding, basic (in thousands)	154,629	147,071
Weighted average shares outstanding, diluted (in thousands)	159,577	153,928
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Millions of U.S. dollars)

	Three Months Ended March 31,
	2022	2021
Net income	$16	$26
Other comprehensive income (loss):
Foreign currency translation adjustments	70	(42)
Pension and postretirement plans:
Actuarial losses, (net of tax benefit of nil and less than $1 million in the three months ended March 31, 2022 and 2021, respectively)	—	(1)
Amortization of unrecognized actuarial losses, (net of tax benefit of less than $1 million in both the three months ended March 31, 2022 and 2021, respectively)	1	1
Total pension and postretirement losses	1	—
Realized (gains) losses on derivatives reclassified from accumulated other comprehensive loss to the Condensed Consolidated Statement of Income (net of tax expense of $1 million and nil in the three months ended March 31, 2022 and 2021, respectively)	(11)	(3)
Unrealized (losses) gains on derivative financial instruments, (net of tax expense of $4 million and nil for the three months ended March 31, 2022 and 2021, respectively) - See Note 12	49	11

Other comprehensive income (loss)	109	(34)

Total comprehensive income (loss)	125	(8)

Comprehensive income (loss) attributable to noncontrolling interest:
Net income	—	7
Foreign currency translation adjustments	8	(10)
Comprehensive income (loss) attributable to noncontrolling interest	8	(3)

Comprehensive income (loss) attributable to Tronox Holdings plc	$117	$(5)
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	March 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$292	$228
Restricted cash	4	4
Accounts receivable (net of allowance for credit losses of $4 million and $4 million as of March 31, 2022 and December 31, 2021, respectively)	651	631
Inventories, net	1,050	1,048
Prepaid and other assets	187	132
Income taxes receivable	5	6
Total current assets	2,189	2,049
Noncurrent Assets
Property, plant and equipment, net	1,770	1,710
Mineral leaseholds, net	763	747
Intangible assets, net	229	217
Lease right of use assets, net	86	85
Deferred tax assets	981	985
Other long-term assets	197	194
Total assets	$6,215	$5,987

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$490	$438
Accrued liabilities	377	328
Short-term lease liabilities	22	26
Long-term debt due within one year	16	18
Income taxes payable	18	12
Total current liabilities	923	822
Noncurrent Liabilities
Long-term debt, net	2,567	2,558
Pension and postretirement healthcare benefits	117	116
Asset retirement obligations	146	139
Environmental liabilities	66	66
Long-term lease liabilities	61	55
Deferred tax liabilities	176	157
Other long-term liabilities	30	32
Total liabilities	4,086	3,945

Commitments and Contingencies - Note 15
Shareholders’ Equity
Tronox Holdings plc ordinary shares, par value $0.01 — 155,797,426 shares issued and outstanding at March 31, 2022 and 153,934,677 shares issued and outstanding at December 31, 2021	2	2
Capital in excess of par value	2,049	2,067
Retained earnings	659	663
Accumulated other comprehensive loss	(637)	(738)
Total Tronox Holdings plc shareholders’ equity	2,073	1,994
Noncontrolling interest	56	48
Total equity	2,129	2,042
Total liabilities and equity	$6,215	$5,987
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Millions of U.S. dollars)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$16	$26
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	68	84
Deferred income taxes	4	(3)
Share-based compensation expense	7	9
Amortization of deferred debt issuance costs and discount on debt	2	3
Loss on extinguishment of debt	1	34
Venator settlement	85	—
Other non-cash items affecting net income	2	14
Changes in assets and liabilities:
Increase in accounts receivable, net of allowance for credit losses	(11)	(120)
Decrease in inventories, net	21	63
(Increase) decrease in prepaid and other assets	(17)	32
Increase in accounts payable and accrued liabilities	18	2
Net changes in income tax payables and receivables	7	7
Changes in other non-current assets and liabilities	(14)	(16)
Cash provided by operating activities	189	135

Cash Flows from Investing Activities:
Capital expenditures	(103)	(58)
Insurance proceeds	—	1
Proceeds from sale of assets	1	—
Cash used in investing activities	(102)	(57)

Cash Flows from Financing Activities:
Repayments of long-term debt	(3)	(2,260)
Proceeds from long-term debt	—	2,375
Repurchase of common stock	(25)	—
Call premiums paid	—	(21)
Debt issuance costs	—	(30)
Dividends paid	(1)	(14)
Restricted stock and performance-based shares settled in cash for withholding taxes	—	(2)
Cash (used in) provided by financing activities	(29)	48

Effects of exchange rate changes on cash and cash equivalents and restricted cash	6	(7)

Net increase in cash, cash equivalents and restricted cash	64	119
Cash, cash equivalents and restricted cash at beginning of period	232	648
Cash, cash equivalents and restricted cash at end of period	$296	$767

Supplemental cash flow information:
Interest paid, net	$34	$30

Income taxes paid	$7	$3
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Millions of U.S. dollars, except for shares)
For the three months ended March 31, 2022

	Tronox Holdings plc Ordinary Shares (in thousands)	Tronox Holdings plc Ordinary Shares (Amount)	Capital in Excess of par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Tronox Holdings plc Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2021	153,935	$2	$2,067	$663	$(738)	$1,994	$48	$2,042
Net income	—	—	—	16	—	16	—	16
Other comprehensive (loss) income	—	—	—	—	101	101	8	109
Share-based compensation	3,254	—	7	—	—	7	—	7
Shares cancelled	(9)	—	—	—	—	—	—	—
Options exercised	3	—	—	—	—	—	—	—
Shares repurchased and cancelled	(1,386)	—	(25)	—		(25)		(25)
Ordinary share dividends ($0.125 per share)	—	—	—	(20)	—	(20)	—	(20)
Balance at March 31, 2022	155,797	$2	$2,049	$659	$(637)	$2,073	$56	$2,129
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)
(Unaudited)
(Millions of U.S. dollars, except for shares)
For the three months ended March 31, 2021

	Tronox Holdings plc Ordinary Shares (in thousands)	Tronox Holdings plc Ordinary Shares (Amount)	Capital in Excess of par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Tronox Holdings plc Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2020	143,557	$1	$1,873	$434	$(610)	$1,698	$173	$1,871
Net income	—	—	—	19	—	19	7	26
Other comprehensive income (loss)	—	—	—	—	(24)	(24)	(10)	(34)
Share-based compensation	2,545	—	9	—	—	9	—	9
Shares cancelled	(101)	—	(2)	—	—	(2)	—	(2)
Options exercised	11	—	—	—	—	—	—	—
Acquisition of noncontrolling interest	7,246	1	158	—	(34)	125	(125)	—
Ordinary share dividends ($0.08 per share)	—	—	—	(13)	—	(13)	—	(13)
Balance at March 31, 2021	153,258	$2	$2,038	$440	$(668)	$1,812	$45	$1,857
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
Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.
In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, considered necessary for a fair statement of its financial position as of March 31, 2022, and its results of operations for the three months ended March 31, 2022 and 2021. Our unaudited condensed consolidated financial statements include the accounts of all majority-owned subsidiary companies. All intercompany balances and transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. It is at least reasonably possible that the effect on the financial statements of a change in estimate due to one or more future confirming events could have a material effect on the financial statements, including, among other things, any potential impacts on the economy as a result of macroeconomic conditions, inflationary pressures, political instability, and supply chain disruptions.
Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform Financial Reporting.” This amendment is elective in nature. Amongst other aspects, this standard provides for practical expedients and exceptions to current accounting standards that reference a rate which is expected to be dissolved (e.g., London Interbank Offered Rate “LIBOR”) as it relates to hedge accounting, contract modifications and other transactions that reference this rate, subject to meeting certain criteria. The standard is effective for all entities as of March 12, 2020 through December 31, 2022. We have conducted an internal assessment to identify items that would be impacted as a result of the dissolution of LIBOR. Based upon this assessment, we have determined that this change will be most impactful to our intercompany debt agreements and interest rate swap agreements. Upon conversion of these benchmark rates, we intend to elect the practical expedients allowed under this standard which is expected to result in an immaterial impact to the financial statements.

2.    Revenue
We recognize revenue at a point in time when the customer obtains control of the promised products. For most transactions this occurs when products are shipped from our manufacturing facilities or at a later point when control of the products transfers to the customer at a specified destination or time.
Contract assets represent our rights to consideration in exchange for products that have transferred to a customer when the right is conditional on situations other than the passage of time. For products that we have transferred to our customers, our rights to the consideration are typically unconditional and only the passage of time is required before payments become due. These unconditional rights are recorded as accounts receivable. As of March 31, 2022, and December 31, 2021, we did not have material contract asset balances.
Contract liabilities represent our obligations to transfer products to a customer for which we have received consideration from the customer. From time to time, we may receive advance payment from our customers that is accounted for as deferred revenue. Deferred revenue is earned when control of the product transfers to the customer, which is typically within a short period of time from when we received the advanced payment. Contract liability balances as of March 31, 2022 and December 31, 2021 were approximately $6 million and $2 million, respectively. Contract liability balances were reported as “Accounts payable” in the unaudited Condensed Consolidated Balance Sheets.  All material contract liabilities as of December 31, 2021 were recognized as revenue in “Net sales” in the unaudited Condensed Consolidated Statements of Income during the first quarter of 2022.
Disaggregation of Revenue
We operate under one operating and reportable segment, Tronox. We disaggregate our revenue from contracts with customers by product type and geographic area. We believe this level of disaggregation appropriately depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors and reflects how our business is managed.
Net sales to external customers by geographic areas where our customers are located were as follows:

	Three Months Ended March 31,
	2022	2021
North America	$195	$169
South and Central America	67	63
Europe, Middle-East and Africa	377	357
Asia Pacific	326	302
Total net sales	$965	$891

Net sales from external customers for each similar type of product were as follows:

	Three Months Ended March 31,
	2022	2021
TiO2	$773	$696
Zircon	108	123
Feedstock and other products	84	72
Total net sales	$965	$891
Feedstock and other products mainly include pig iron, ilmenite, chloride (“CP”) slag, TiCl4 and other mining products.
During the three months ended March 31, 2022 and 2021, our ten largest third-party customers represented 30% and 29%, respectively, of our consolidated net sales. During the three months ended March 31, 2022 and 2021, no single customer accounted for 10% of our consolidated net sales.

3.    Income Taxes
Our operations are conducted through various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.
Income before income taxes is comprised of the following:

	Three Months Ended March 31,
	2022	2021
Income tax (provision) benefit	$(18)	$(6)
Income before income taxes	$34	$32
Effective tax rate	53%	19%
Tronox Holdings plc, a U.K. public limited company is the parent company for the business group, and the statutory tax rate in the U.K. at both March 31, 2022 and 2021 was 19%. The effective tax rates for both the three months ended March 31, 2022 and 2021 are influenced by a variety of factors, primarily income and losses in jurisdictions with valuation allowances, disallowable expenditures, prior year accruals, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate. The effective tax rate for the three months ended March 31, 2022 was significantly impacted by the non-deductible Venator settlement, the related interest expense from the Venator settlement in a jurisdiction with a full valuation allowance, and a $7 million deferred tax benefit from statutory tax rate changes in two foreign jurisdictions.
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
We continue to maintain full valuation allowances related to the total net deferred tax assets in Australia, Switzerland, and the United Kingdom, as we cannot objectively assert that these deferred tax assets are more likely than not to be realized. It is reasonably possible that a portion of these valuation allowances could be reversed within the next year, particularly in Australia due to its increased level of profitability. Until these valuation allowances are eliminated, future provisions for income taxes for these jurisdictions will include no tax benefits with respect to losses incurred and tax expense only to the extent of current tax payments. Additionally, we have valuation allowances against specific tax assets in South Africa and the United States.
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

4.    Income Per Share
The computation of basic and diluted income per share for the periods indicated is as follows:

	Three Months Ended March 31,
	2022	2021
Numerator - Basic and Diluted:
Net income	$16	$26
Less: Net income attributable to noncontrolling interest	—	7
Net income available to ordinary shares	$16	$19

Denominator - Basic and Diluted:
Weighted-average ordinary shares, basic (in thousands)	154,629	147,071
Weighted-average ordinary shares, diluted (in thousands)	159,577	153,928

Basic net income per ordinary share	$0.10	$0.13
Diluted net income per ordinary share	$0.10	$0.12
Net income per ordinary share amounts were calculated from exact, not rounded net income and share information.  Anti-dilutive shares not recognized in the diluted net income per share calculation for the three months ended March 31, 2022 and 2021 were as follows:

	Shares
	Three Months Ended March 31,
	2022	2021
Options	408,641	1,195,305
Restricted share units	1,029,052	924,385

5.    Accounts Receivable Securitization Program

On March 15, 2022, the Company entered into an accounts receivable securitization arrangement (“Securitization Facility”) with a financial institution, through our wholly owned special purpose bankruptcy-remote subsidiary Tronox Securitization LLC (“ SPE”). The purpose of this arrangement is to enhance the Company's financial flexibility by providing additional liquidity. The Securitization Facility permits the SPE to sell accounts receivable up to $75 million (the “Facility Limit”). Under the Securitization Facility, our wholly owned U.S. operating subsidiary, Tronox LLC (“Originator”), sells its entire accounts receivable on a periodic basis to the SPE. The SPE in turn sells undivided interests in the portion of the receivables that meet certain eligibility criteria, pursuant to the terms of a receivable purchase agreement, to the administrative agent (acting on behalf of the purchaser) in exchange for cash, not to exceed the Facility Limit. The SPE retains the remaining receivables as unsold receivables which are pledged as a collateral for the sold receivables to which the purchaser is granted a first priority security interest.
Following the sale of the receivables by the Originator to the SPE, the receivables are legally isolated from Tronox and its affiliated entities, and upon the subsequent sale and transfer of the receivables from the SPE to the administrative agent, effective control of the receivables is passed to the purchaser, which has all rights, including the right to pledge or sell the receivables. Any new receivables that are not sold to the purchaser by the SPE are added to the unsold receivables held as collateral.
During March 2022, the Company sold accounts receivable having an aggregate face value of $75 million to the purchaser in exchange for cash proceeds of $75 million. At March 31, 2022, we also retained approximately $31 million of unsold receivables which we pledged as collateral for the sold receivables. As this transaction represents a true sale, we derecognized the sold receivables from our Condensed Consolidated Balance Sheet as of March 31, 2022 and classified the cash proceeds as source of cash provided by operating activities in our Condensed Consolidated Statement of Cash Flows. This transaction has a one year term which ends on March 14, 2023.

6.    Inventories, Net
Inventories, net consisted of the following:

	March 31, 2022	December 31, 2021
Raw materials	$269	$265
Work-in-process	117	117
Finished goods, net	458	461
Materials and supplies, net	206	205
Inventories, net – current	$1,050	$1,048
Materials and supplies, net consists of processing chemicals, maintenance supplies and spare parts, which will be consumed directly and indirectly in the production of our products.
At March 31, 2022 and December 31, 2021, inventory obsolescence reserves primarily for materials and supplies were $44 million and $43 million, respectively. Reserves for lower of cost or market and net realizable value were $13 million and $11 million at March 31, 2022 and December 31, 2021, respectively.
7.    Property, Plant and Equipment, Net
Property, plant and equipment, net of accumulated depreciation, consisted of the following:

	March 31, 2022	December 31, 2021
Land and land improvements	$189	$188
Buildings	390	365
Machinery and equipment	2,298	2,234
Construction-in-progress	306	263
Other	62	73
Subtotal	3,245	3,123
Less: accumulated depreciation	(1,475)	(1,413)
Property, plant and equipment, net	$1,770	$1,710
Substantially all of the property, plant and equipment, net is pledged as collateral for our debt. See Note 11.
The table below summarizes depreciation expense related to property, plant and equipment for the periods presented, recorded in the specific line items in our unaudited Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2022	2021
Cost of goods sold	$51	$65
Selling, general and administrative expenses	1	1
Total	$52	$66

8.    Mineral Leaseholds, Net
Mineral leaseholds, net of accumulated depletion, consisted of the following:

	March 31, 2022	December 31, 2021
Mineral leaseholds	$1,338	$1,306
Less: accumulated depletion	(575)	(559)
Mineral leaseholds, net	$763	$747

Depletion expense relating to mineral leaseholds recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Income was $8 million and $10 million during the three months ended March 31, 2022 and 2021, respectively.
9.    Intangible Assets, Net
Intangible assets, net of accumulated amortization, consisted of the following:

	March 31, 2022			December 31, 2021
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$291	$(216)	$75	$291	$(211)	$80
TiO2 technology	93	(32)	61	93	(31)	62
Internal-use software and other	136	(43)	93	120	(45)	75
Intangible assets, net	$520	$(291)	$229	$504	$(287)	$217
As of March 31, 2022 and December 31, 2021, internal-use software included approximately $89 million and $68 million, respectively, of capitalized software costs which are not being amortized as the software is not ready for its intended use.
The table below summarizes amortization expense related to intangible assets for the periods presented, recorded in the specific line items in our unaudited Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2022	2021
Selling, general and administrative expenses	8	8
Total	$8	$8
Estimated future amortization expense related to intangible assets is $26 million for the remainder of 2022, $36 million for 2023, $35 million for 2024, $35 million for 2025, $17 million for 2026 and $80 million thereafter.

10.    Balance Sheet and Cash Flow Supplemental Information
Accrued liabilities consisted of the following:

	March 31, 2022	December 31, 2021
Employee-related costs and benefits	$109	$155
Related party payables	10	1
Interest	16	20
Sales rebates	33	36
Restructuring	1	1
Taxes other than income taxes	21	18
Asset retirement obligations	9	10
Interest rate swaps	—	25
Venator settlement(1)	85	—
Other accrued liabilities	93	62
Accrued liabilities	$377	$328
(1) Represents the break fee plus accrued interest related to the Venator settlement. Refer to Note 15 for further details.
Additional supplemental cash flow information for the three months ended March 31, 2022 and 2021 and as of March 31, 2022 and December 31, 2021 is as follows:

	Three Months Ended March 31,
Supplemental non cash information:	2022	2021
Financing activities - Acquisition of noncontrolling interest	$—	$125

	March 31, 2022	December 31, 2021
Capital expenditures acquired but not yet paid	$67	$75

11.    Debt
Long-Term Debt
Long-term debt, net of an unamortized discount and debt issuance costs, consisted of the following:

	Original Principal	Annual Interest Rate	Maturity Date	March 31, 2022	December 31, 2021
Term Loan Facility, net of unamortized discount (1)	1,300	Variable	3/11/2028	897	897
Senior Notes due 2029	1,075	4.63%	3/15/2029	1,075	1,075
6.5% Senior Secured Notes due 2025	500	6.50%	5/1/2025	500	500
Standard Bank Term Loan Facility (1)	98	Variable	11/11/2026	98	92
Australian Government Loan, net of unamortized discount	N/A	N/A	12/31/2036	1	1
MGT Loan(2)	36	Variable	Variable	32	33
Finance leases				15	14
Long-term debt				2,618	2,612
Less: Long-term debt due within one year				(16)	(18)
Debt issuance costs				(35)	(36)
Long-term debt, net				$2,567	$2,558
_______________
(1)The average effective interest rate on the Term Loan Facility and Standard Bank Term Loan Facility was 4.5% and 6.3%, respectively, during the three months ended March 31, 2022. The average effective interest rate on the previous Term Loan Facility and previous Standard Bank Term Loan Facility was 4.5% and 6.5%, respectively, during the three months ended March 31, 2021. The increase in the Standard Bank Term Loan Facility from December 31, 2021 to March 31, 2022 is primarily a result of the impact of foreign currency translation due to the appreciation of the South African Rand.
(2)The MGT loan is a related party debt facility. The average effective interest rate on the MGT loan was 3.23% and 3.11% during the three months ended March 31, 2022 and March 31, 2021, respectively.
Emirates Revolver
During the three months ended March 31, 2022, the Company entered into an amendment to extend the maturity date of the Emirates Revolver from March 31, 2022 to March 31, 2023.
Term Loan Facility
During the three months ended March 31, 2021, we amended and restated our prior Term Loan Facility with a new first lien credit agreement. As a result of this transaction and in accordance with ASC 470, we recognized approximately $4 million in "Loss on Extinguishment of Debt" recorded in the unaudited condensed Consolidated Statement of Income for the three months ended March 31, 2021.
The Term Loan Facility bears interest at either the base rate or an adjusted LIBOR rate, in each case plus an applicable margin. Based on our first lien net leverage ratio pursuant to the Term Loan Facility agreement, the applicable margin under the New Term Loan Facility as of March 31, 2022 was LIBOR plus a margin of 2.25%.
Senior Notes due 2029
During the three months ended March 31, 2021, Tronox Incorporated closed an offering of $1,075 million aggregate principal amount of its 4.625% senior notes due 2029 (the "Senior Notes due 2029"). As a result of this transaction, the Company repaid the outstanding principal balance of $615 million on its Senior Notes due 2026 and recorded $30 million of debt extinguishment costs, including a call premium of $21 million, in "Loss on Extinguishment of Debt" on the Condensed Consolidated Statement of Income for the three months ended March 31, 2021.
2022 Term Loan Facility
On April 4, 2022, Tronox Finance LLC (the "Borrower"), the Borrower's indirect parent company, Tronox Holdings plc (the "Company"), certain of the Company's subsidiaries, the incremental term lender party thereto, and HSBC Bank USA. National Association, as Administrative Agent and Collateral Agent, entered into Amendment No. 1 to the Amended and Restated First Lien Credit Agreement (the "Amendment"). The Amendment provides the Borrower with a new seven-year incremental term loan facility (the "2022 Term Loan Facility" and, the loans thereunder, the "2022 Incremental Term Loans") under its credit agreement in an aggregate initial principal amount of $400 million.
The proceeds of the 2022 Incremental Term Loans were used on April 4, 2022, along with cash on hand, to redeem all outstanding 6.5% Senior Secured Notes due 2025 issued by Tronox Incorporated under the Indenture dated as of May 1, 2020 with Wilmington Trust, National Association, as Trustee and Collateral Agent and to pay transaction related costs and expenses. In connection with such redemption, all security interests and liens granted to Wilmington Trust, National Association, were automatically terminated and discharged.
As a result of this transaction, we recognized approximately $1 million in "Loss on Extinguishment of Debt" on the unaudited Consolidated Statement of Income for the three months ended March 31, 2022. Additionally, we estimate that we will recognize approximately $20 million (which includes a call premium of $18 million) of "Loss on Extinguishment of Debt" in the second quarter of 2022.
Debt Covenants
As of March 31, 2022, we are in compliance with all financial covenants in our debt facilities.
12.    Derivative Financial Instruments
Derivatives recorded on the Condensed Consolidated Balance Sheet:
The following table is a summary of the fair value of derivatives outstanding at March 31, 2022 and December 31, 2021:

	Fair Value
	March 31, 2022		December 31, 2021
	Assets(a)	Accrued Liabilities	Assets(a)	Accrued Liabilities
Derivatives Designated as Cash Flow Hedges
Currency Contracts	$22	$—	$3	$1
Interest Rate Swaps	$3	$—	$—	$25
Natural Gas Hedges	$3	$—	$1	$—
Total Hedges	$28	$—	$4	$26
Derivatives Not Designated as Cash Flow Hedges
Currency Contracts	$5	$—	$—	$—
Total Derivatives	$33	$—	$4	$26
(a) At March 31, 2022 and December 31, 2021, current assets of $33 million and $4 million, respectively, are recorded in prepaid and other current assets on the Condensed Consolidated Balance Sheets.
Derivatives' Impact on the Condensed Consolidated Statement of Income:

The following table summarizes the impact of the Company's derivatives on the unaudited Condensed Consolidated Statement of Income:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings			Amount of Pre-Tax Gain (Loss) Recognized in Earnings
	Revenue	Cost of Goods Sold	Other Expense, net	Revenue	Cost of Goods Sold	Other Expense, net
	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021

Derivatives Not Designated as Hedging Instruments
Currency Contracts	$—	$—	$7	$—	$—	$1
Derivatives Designated as Hedging Instruments
Currency Contracts	$3	$9	$—	$—	$3	$—
Natural Gas Hedges	$—	$1	$—	$—	$—	$—
Total Derivatives	$3	$10	$7	$—	$3	$1
Interest Rate Risk
During the second quarter of 2019, we entered into interest-rate swap agreements with an aggregate notional value of $750 million, representing a portion of our previous Term Loan Facility, which effectively converts the variable rate to a fixed rate for that portion of the loan. The agreements expire in September 2024. The Company’s objectives in using the interest-rate swap agreements are to add stability to interest expense and to manage its exposure to interest rate movements. These interest rate swaps have been designated as cash flow hedges and involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. There was no impact associated with the new Term Loan Facility as the hedge remained highly effective.
Fair value gains or losses on these interest rate hedges are recorded in other comprehensive (loss) income and are subsequently reclassified into interest expense in the same periods during which the hedged transactions affect earnings. At March 31, 2022 and December 31, 2021, the net unrealized gain of $3 million and the net unrealized loss of $25 million, respectively, was recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet. For the three months ended March 31, 2022 and March 31, 2021, the amount recorded in interest expense related to the interest-rate swap agreements was $4 million and $4 million, respectively.
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
As of March 31, 2022, we had notional amounts of 338 million Australian dollars (or approximately $254 million at March 31, 2022 the exchange rate) that expire between April 28, 2022 and December 30, 2022 to reduce the exposure of our Australian subsidiaries’ cost of sales to fluctuations in currency rates. As of March 31, 2022, we had notional amounts of 3.2 billion South African Rand (approximately $222 million at the March 31, 2022 exchange rate) that expire between April 28, 2022 and December 30, 2022 to reduce the exposure of our South African subsidiaries' third party sales to fluctuations in currency rates. At March 31, 2022 and December 31, 2021, there was an unrealized net gain of $27 million and $15 million, respectively, recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet, of which $25 million is expected to be recognized in earnings over the next twelve months. Of the $25 million, $23 million is expected to be recognized in earnings during the remainder of 2022.

We enter into foreign currency contracts for the South African Rand and Australian Dollar to reduce exposure of our subsidiaries’ balance sheet accounts not denominated in our subsidiaries’ functional currency to fluctuations in foreign currency exchange rates. Historically, we have used forward contracts to reduce the exposure.  For accounting purposes, these foreign currency contracts are not considered hedges. The change in fair value associated with these contracts is recorded in “Other expense, net” within the unaudited Condensed Consolidated Statement of Income and partially offsets the change in value of third party and intercompany-related receivables not denominated in the functional currency of the subsidiary. At March 31, 2022, there was (i) 638 million South African Rand (or approximately $44 million at March 31, 2022 exchange rate) and (ii) 167 million Australian dollars (or approximately $125 million at the March 31, 2022 exchange rate) of notional amounts of outstanding foreign currency contracts. At December 31, 2021, there was (i) 510 million South African Rand (or approximately $35 million at the March 31, 2022 exchange rate) and (ii) 172 million Australian dollars (or approximately $129 million at the March 31, 2022 exchange rate) of notional amounts outstanding foreign currency contracts.
13.    Fair Value
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
Level 1 -Quoted prices in active markets for identical assets or liabilities
Level 2 -Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly
Level 3 -Unobservable inputs based on the Company’s own assumptions
Our debt is recorded at historical amounts. The following table presents the fair value of our debt and derivative contracts at both March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Asset	Liability	Asset	Liability
Term Loan Facility	—	887	—	895
Standard Bank Term Loan Facility	—	98	—	92
Senior Notes due 2029	—	1,008	—	1,071
6.5% Senior Secured Notes due 2025	—	518	—	526
Australian Government Loan	—	1	—	1
MGT Loan	—	32	—	33
Interest rate swaps	3	—	—	25
Natural gas hedges	3	—	1	—
Foreign currency contracts	27	—	3	1
We determined the fair value of the Term Loan Facility, the Senior Notes due 2029 and 6.5% Senior Secured Notes due 2025 using quoted market prices, which under the fair value hierarchy is a Level 1 input. We determined the fair value of the Standard Bank Term Loan Facility utilizing transactions in the listed markets for identical or similar liabilities, which under the fair value hierarchy is a Level 2 input. The fair value of the Australian Government Loan and MGT Loan is based on the contracted amount which is a Level 2 input.
We determined the fair value of the foreign currency contracts, natural gas hedges and the interest rate swaps using inputs other than quoted prices in active markets that are observable either directly or indirectly. The fair value hierarchy for the foreign currency contracts, natural gas hedges and interest rate swaps is a Level 2 input.
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

14.    Asset Retirement Obligations
Asset retirement obligations consist primarily of rehabilitation and restoration costs, landfill capping costs, decommissioning costs, and closure and post-closure costs. Activities related to asset retirement obligations were as follows:

	Three Months Ended March 31,
	2022	2021
Beginning balance	$149	$166
Accretion expense	4	3
Remeasurement/translation	4	(4)
Settlements/payments	(2)	(2)
Balance, March 31,	$155	$163

	March 31, 2022	December 31, 2021
Current portion included in “Accrued liabilities”	$9	$10
Noncurrent portion included in “Asset retirement obligations”	146	139
Asset retirement obligations	$155	$149

15.    Commitments and Contingencies
Purchase and Capital Commitments — Includes obligations for purchase requirements of process chemicals, supplies, utilities and services entered into in the ordinary course of business. At March 31, 2022, purchase commitments were $223 million for 2022, $122 million for 2023, $146 million for 2024, $75 million for 2025, $67 million for 2026, and $595 million thereafter.
Letters of Credit—At March 31, 2022, we had outstanding letters of credit and bank guarantees of $58 million, of which $21 million were letters of credit and $37 million were bank guarantees. Amounts for performance bonds were not material.
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
Hawkins Point Plant.  Residual waste mud, known as Batch Attack Mud, and a spent sulfuric waste stream were deposited in an onsite repository (the “Batch Attack Lagoon”) at a former TiO2 manufacturing site, Hawkins Point Plant in Baltimore, Maryland, operated by Cristal USA, Inc. from 1954 until 2011.  We assumed responsibility for remediation of the Hawkins Point Plant when we acquired the TiO2 business of Cristal in April 2019.  In 1984, a predecessor of Cristal and the Maryland Department of the Environment (“MDE”) entered into a consent decree (the “Consent Decree”) to address the Batch Attack Lagoon.  The Consent Decree required that Cristal close the Batch Attack Lagoon when the Hawkins Point Plant ceased operations.  In addition, we are investigating whether hazardous substances are migrating from the Batch Attack Lagoon.   A provision of $59 million has been made in our financial statements for the Hawkins Point Plant consistent with the accounting policy described above. We are in discussions with the MDE regarding a new consent decree to address both the Batch Attack Lagoon as well as other environmental contamination issues associated with the Hawkins Point Plant.

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
Venator Materials plc v. Tronox Limited.  In May 2019, Venator Materials plc (“Venator”) filed an action in the Superior Court of the State of Delaware alleging among other things that we owed Venator a $75 million “Break Fee” pursuant to the terms of a preliminary agreement dated July 14, 2018 (the “Exclusivity Agreement”). The Exclusivity Agreement required, among other things, Tronox and Venator to use their respective best efforts to negotiate a definitive agreement to sell the entirety of the National Titanium Dioxide Company Limited’s (“Cristal’s”) North American operations to Venator if a divestiture of all or a substantial part of these operations were required to secure the approval of the Federal Trade Commission for us to complete our acquisition of Cristal’s TiO2 business. In June 2019, we denied Venator's claims and counterclaimed against Venator seeking to recover $400 million in damages from Venator that we suffered as a result of Venator’s breaches of the Exclusivity Agreement. Specifically, we alleged, among other things, that Venator’s failure to use best efforts constituted a material breach of the Exclusivity Agreement and directly resulted in and caused us to sell Cristal’s North American operations to an alternative buyer for $701 million, $400 million less than the price Venator had agreed to in the Exclusivity Agreement. On April 6, 2022, the Judge presiding over the case in the Superior Court of the State of Delaware delivered a directed verdict in favor of Venator without allowing the jury to deliberate. The Company determined not to appeal the Judge's verdict, and as such, on April 18, 2022, the Company and Venator entered into a settlement agreement whereby the Company paid $85 million, inclusive of interest, on April 25, 2022. As a result, we recorded the charge within "Venator settlement" on the unaudited Condensed Consolidated Statement of Income for the three months ended March 31, 2022.
Western Australia Stamp Duty Matter. In May 2018, we lodged a pre-transaction determination request for a stamp duty exemption with the Western Australia Office of State Revenue (the “WA OSR”) in connection with our re-domicile transaction (the “Re-Domicile Transaction”). The WA OSR subsequently granted our request for an exemption in June 2018 on a preliminary basis. Immediately following the consummation of the Re-Domicile Transaction, we filed a confirmation request for the stamp duty exemption with the WA OSR. Following this confirmation request, we exchanged numerous communications with the WA OSR addressing questions raised and stating our position. In July 2021, the WA OSR informed us that they have reviewed their technical position on the applicability of the stamp duty exemption and have determined that such an exemption is disallowed. On April 8, 2022, the Company lodged an appeal of the WA OSR's decision with the Western Australia State Administrative Tribunal. While the Company believes it complied with the rules relevant to obtaining an exemption from stamp duties in connection with the Re-Domicile Transaction, if an unfavorable ruling is received from the Western Australia State Administrative Tribunal and Tronox is not able to successfully appeal such ruling, the stamp duty payable on the Re-Domicile Transaction could result in a material charge to our financial statements.
16.    Accumulated Other Comprehensive Loss Attributable to Tronox Holdings plc and Other Equity Items
The tables below present changes in accumulated other comprehensive loss by component for the three months ended March 31, 2022 and 2021.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, January 1, 2022	$(628)	$(100)	$(10)	$(738)
Other comprehensive income	62	—	49	111
Amounts reclassified from accumulated other comprehensive income (loss)	—	1	(11)	(10)
Balance, March 31, 2022	$(566)	$(99)	$28	$(637)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, January 1, 2021	$(491)	$(120)	$1	$(610)
Other comprehensive income (loss)	(32)	(1)	11	(22)
Acquisition of noncontrolling interest	(34)	—	—	(34)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1	(3)	(2)
Balance, March 31, 2021	$(557)	$(120)	$9	$(668)
Repurchase of Common Stock
As previously announced, on November 9, 2021, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's stock through February 2024. During the three months ended March 31, 2022, we purchased a total of 1,386,221 shares on the open market at an average price of $18.03 per share and at an aggregate cost of approximately $25 million, including sales commissions. Upon repurchase of the shares by the Company, the shares were cancelled. Under the authorization from our Board of Directors, we have approximately $275 million available for additional repurchases through February 2024.

17.    Share-Based Compensation
Restricted Share Units (“RSUs”)
2022 Grant - During the three months ended March 31, 2022, the Company granted both time-based and performance-based awards to certain members of management. A total of 520,186 of time-based awards were granted to management which will vest ratably over a three-year period ending March 5, 2025. A total of 508,866 of performance-based awards were granted, of which 254,433 of the awards vest based on a relative Total Shareholder Return ("TSR") calculation and 254,433 of the awards vest based on certain performance metrics of the Company. The non-TSR performance-based awards vest on March 5, 2025 based on the achievement against the target average company performance of three separate performance periods, commencing on January 1 of each 2022, 2023, and 2024 and ending on December 31 of each 2022, 2023 and 2024, for which, for each performance period, the performance metric is an average annual return on invested capital (ROIC) improvement versus 2021 ROIC. Similar to the Company's historical TSR awards granted in prior years, the TSR awards vest based on the Company's three-year TSR versus the peer group performance levels. Given these terms, the TSR metric is considered a market condition for which we used a Monte Carlo simulation to determine the weighted average grant date fair value of $34.26. The following weighted average assumptions were utilized to value the TSR grants:

2022
Dividend yield	1.73%
Expected historical volatility	68.6%
Risk free interest rate	1.40%
Expected life (in years)	3
The unrecognized compensation cost associated with all unvested awards at March 31, 2022 was $49 million, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of approximately 2.3 years.
During the three months ended March 31, 2022 and 2021, we recorded $7 million and $9 million of stock compensation expense, respectively.
There were 3,251 options exercised during the three month periods ended March 31, 2022 with an intrinsic value of less than $0.1 million. Cash proceeds from the exercise of stock options was less than $0.1 million for the three months ended March 31, 2022.

18.    Pension and Other Postretirement Healthcare Benefits
The components of net periodic cost associated with our U.S. and foreign pension plans recognized in the unaudited Condensed Consolidated Statements of Income were as follows:

	Pensions
	Three Months Ended March 31,
	2022	2021
Net periodic cost:
Service cost	$1	$1
Interest cost	4	3
Expected return on plan assets	(6)	(6)
Net amortization of actuarial loss and prior service credit	1	1
Total net periodic cost	$—	$(1)
The components of net periodic cost associated with our postretirement healthcare plans recognized in the unaudited Condensed Consolidated Statements of Income were as follows:

	Other Postretirement Benefit Plans(1)
	Three Months Ended March 31,
	2022	2021
Net periodic cost:
Service cost	$—	$—
Interest cost	1	—
Expected return on plan assets	—	—
Net amortization of actuarial loss and prior service credit	—	—
Total net periodic cost	$1	$—
(1) The components of net periodic cost associated with our other postretirement healthcare plans were less than $1 million for the three months ended March 31, 2021.
During the three months ended March 31, 2022, the Company made contributions to its pension plans of $1 million. The Company expects to make less than $1 million of pension contributions for the remainder of 2022.
For the three months ended March 31, 2022 and 2021, we contributed $1 million and $1 million, respectively, to the Netherlands Multiemployer Plan, which was primarily recognized in “Cost of goods sold” in the unaudited Condensed Consolidated Statement of Income.
19.    Related Parties
Tasnee / Cristal
At March 31, 2022, Cristal International Holdings B.V. (formerly known as Cristal Inorganic Chemical Netherlands Cooperatief W.A.), a wholly-owned subsidiary of Tasnee, continues to own 37,580,000 shares of Tronox, or a 24% ownership interest.
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

Likewise, AMIC may require us to acquire the Slagger on the same terms if the Option Criteria are satisfied. Furthermore, pursuant to the Option Agreement and during its term, we agreed to lend AMIC and, upon the creation of the SPV, the SPV, up to $125 million for capital expenditures and operational expenses intended to facilitate the start-up of the Slagger (the “Tronox Loans”). At March 31, 2022, we have lent AMIC the Tronox Loans maximum amount of $125 million. We have recorded the $125 million of total principal loan payments and related interest of $9 million within “Other long-term assets” on the unaudited Condensed Consolidated Balance Sheet at March 31, 2022. The Option did not have a significant impact on the financial statements as of or for the period ended March 31, 2022. During the three months ended March 31, 2022, Tronox recorded $9 million in "Cost of goods sold" on the unaudited Condensed Consolidated Statement of Income for purchases of feedstock material produced by the Slagger. At March 31, 2022, the amount is also recorded within “Accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet.
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

Additionally, on May 13, 2020, we amended a Technical Services Agreement that we had entered with AMIC on March 15, 2018, to add project management support services. Under this arrangement, AMIC and its consultants are still responsible for engineering and construction of the Slagger while we provide technical advice and project management services including supervision and management of third party consultants intended to satisfy the Option Criteria. As compensation for these services, Tronox receives a monthly management fee of approximately $1 million, which is recorded in “Other expense, net” within the unaudited Condensed Consolidated Statement of Income and in “Prepaid and other assets” on the unaudited Condensed Consolidated Balance Sheet. The monthly management fee is subject to certain success incentives if and when the Slagger achieves the Option Criteria. Tronox recorded approximately $2 million and $2 million in "Other expense, net" for the three months ended March 31, 2022 and March 31, 2021, respectively, in the unaudited Condensed Consolidated Statement of Income. At March 31, 2022, Tronox had a receivable due from AMIC related to the management fee of $1 million that is recorded within “Prepaid and other assets” on the unaudited Condensed Consolidated Balance Sheet.
At March 31, 2022 Tronox had a receivable due from Tasnee of $8 million recorded within “Prepaid and other assets” on the unaudited Condensed Consolidated Balance Sheet related primarily to $5 million of stamp duty and other taxes reimbursable from Tasnee and $3 million for pre-acquisition period tax settlements in process with certain tax authorities also reimbursable from Tasnee.
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

On December 17, 2020 we completed the MGT transaction. Repayment of the $36 million note payable is based on a fixed U.S. dollar amount per metric ton quantity of MGT delivered by us to ATTM over time and therefore the ultimate maturity date is variable in nature. If ATTM fails to purchase MGT from us under certain contractually agreed upon conditions, then at our election we may terminate the MGT supply agreement with ATTM and we will no longer owe any amount under the loan agreement with Cristal. We currently estimate the ultimate maturity to be between approximately five and six years, subject to actual future MGT production levels. The interest rate on the note payable is based on the SAIBOR plus a premium. As of March 31, 2022, the outstanding balance of the note payable was $32 million, of which $5 million is expected to be paid within the next twelve months. During the three months ended March 31, 2022 and March 31, 2021, Tronox recorded $1 million and $1 million, respectively, for MGT Loan repayments to Cristal which are recorded within "Net sales" on the unaudited Condensed Consolidated Statement of Income.

As a result of these transactions that we entered into related to the MGT assets, Tronox recorded $1 million and $2 million for purchase of chlorine gas for the three months ended March 31, 2022 and March 31, 2021, respectively from ATTM, and such amounts are recorded in "Cost of goods sold" on the unaudited Condensed Consolidated Statement of Income. The amount due to ATTM as of March 31, 2022 for the purchase of chlorine gas was $1 million and is recorded within “Accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet. During the three months ended March 31, 2022 and

March 31, 2021, Tronox recorded $6 million and $9 million, respectively, for MGT sales made to ATTM. The MGT sales are recorded in “Net sales” on the unaudited Condensed Consolidated Statement of Income. At March 31, 2022, Tronox had a receivable from ATTM of $7 million from MGT sales that is recorded within “Prepaid and other assets” on the unaudited Condensed Consolidated Balance Sheet.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Tronox Holdings plc’s unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021. This discussion and other sections in this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties, and actual results could differ materially from those discussed in the forward-looking statements as a result of numerous factors. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements also can be identified by words such as “future”, “anticipates”, “believes”, “estimates”, “expects”, “intends”, “plans”, “predicts”, “will”, “would”, “could”, “can”, “may”, and similar terms.
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
Business Environment
The following discussion includes trends and factors that may affect future operating results:
First quarter revenue increased 8% compared to the prior year, driven by higher revenue from TiO2 and pig iron. Compared to the prior year, TiO2 average selling prices increased 20% on a local currency basis and 18% on a US dollar basis and Zircon average selling prices increased 43%. TiO2 volumes declined 6% and Zircon volumes declined 38% year-over-year, both driven by higher sales from inventory in the year ago quarter. Revenue from feedstock and other products increased 17% compared to the prior year, primarily due to higher pig iron volumes and higher pig iron average selling prices.
Sequentially, revenue increased 9% in the first quarter of 2022 compared to the fourth quarter of 2021, as price increases of TiO2 and Zircon and increased TiO2 volumes were partially offset by volume declines of Zircon and pig iron. TiO2 average selling prices grew 6% sequentially on both a local currency and US dollar basis. TiO2 volumes increased 9% sequentially, in-line with expectations. Revenue from Zircon decreased 9% sequentially, as a 14% increase in average selling prices due to improved pricing, was offset by 20% lower sales volumes. Feedstock and other product revenues decreased 8% sequentially mainly due to both lower pig iron volumes and selling prices.

First quarter gross profit increased year over year due to the favorable impacts of average selling prices and favorable exchange rates, partially offset by headwinds from lower sales volumes of both TiO2 and Zircon, extended downtime at our Stallingborough TiO2 pigment plant, higher production costs due to inflationary cost pressures and increased freight rates.
As of March 31, 2022, our total available liquidity was $758 million, including $292 million in cash and cash equivalents and $466 million available under revolving credit agreements.
As of March 31, 2022, our total debt was $2.6 billion and net debt to trailing-twelve month Adjusted EBITDA was 2.4x. In April 2022, we entered into an amendment of our existing credit agreement with HSBC as administrative agent which provides us with a new seven-year incremental term loan facility of $400 million. The proceeds were used, along with cash on hand, to redeem all of the outstanding 6.5% Senior Secured Notes due 2025. With the close of this transaction, we achieved our previously stated $2.5 billion gross debt target, ahead of our 2023 goal, while also reducing cash interest payments, extending maturities, and increasing prepayable debt. See note 11 to the unaudited condensed consolidated financial statements.  In April 2022, we drew down $85 million on our Cash Flow Revolver which was utilized to make the payment to Venator.
The Company also has no financial covenants on its term loan or bonds and only one springing financial covenant on its Cash Flow revolver facility, which we do not expect to be triggered based on our current scenario planning.

Condensed Consolidated Results of Operations
Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2021

	Three Months Ended March 31,
	2022	2021	Variance
Net sales	$965	$891	$74
Cost of goods sold	733	685	48
Gross profit	232	206	26
Gross Margin	24.0%	23.1%	0.9 pt

Selling, general and administrative expenses	78	81	(3)
Venator settlement	85	—	85
Income from operations	69	125	(56)
Interest expense	(32)	(50)	18
Interest income	2	1	1
Loss on extinguishment of debt	(1)	(34)	33
Other expense, net	(4)	(10)	6
Income before income taxes	34	32	2
Income tax provision	(18)	(6)	(12)
Net income	$16	$26	$(10)

Effective tax rate	53%	19%

EBITDA (1)	$132	$165	$(33)
Adjusted EBITDA (1)	$240	$225	$15
Adjusted EBITDA as % of Net Sales	24.9%	25.3%	(0.4) pt
_______________
(1)EBITDA and Adjusted EBITDA are Non-U.S. GAAP financial measures. Please refer to the “Non-U.S. GAAP Financial Measures” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of these measures and a reconciliation of these measures to Net income from operations.
Net sales of $965 million for the three months ended March 31, 2022 increased by 8%, compared to $891 million for the same period in 2021. The increase is primarily due to higher average selling prices of TiO2, Zircon and pig iron.
Net sales by type of product for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021	Variance	Percentage
TiO2	$773	$696	$77	11%
Zircon	108	123	(15)	(12)%
Feedstock and other products	84	72	12	17%
Total net sales	$965	$891	$74	8%

For the three months ended March 31, 2022, TiO2 revenue was higher by 11% or $77 million compared to the prior year quarter primarily due to $133 million increase in average selling prices partially offset by a decrease of $42 million in sales volumes. Foreign currency negatively impacted TiO2 revenue by $14 million primarily due to the weakening of the Euro. Zircon revenue decreased $15 million primarily due to a 38% decrease in sales volumes partially offset by a 43% increase in average selling prices. Feedstock and other products revenues increased $12 million from the year-ago quarter primarily due to an increase in both average selling prices and sales volumes of pig iron.
Gross profit of $232 million was 24.0% of net sales compared to 23.1% of net sales in the year-ago quarter. The increase in gross margin is primarily due to:
•the favorable impact of 15 points primarily due to an increase in both TiO2, Zircon and pig iron selling prices,
•the net favorable impact of 2 points due to changes in foreign exchange rates, primarily as a result of the South African Rand and Australian dollar, partially offset by,
•the unfavorable impact of 1 point due to the headwinds as a result of extended downtime at our Stallingborough TiO2 pigment plant, and
•the unfavorable impact of 15 points due to product mix and higher production costs and increased freight rates which were offset by favorable overhead absorption and cost savings.

Selling, general and administrative expenses decreased by $3 million or 4% during the three months ended March 31, 2022 compared to the same period of the prior year. The decrease is mainly due to lower employee costs of $7 million, driven by lower bonus accruals year-over-year as well as one-time charges related to the prior year CEO transition incurred during the three months ended March 31, 2021 which did not recur in 2022. These decreases were partially offset by higher travel and entertainment expenses of $2 million. The remaining balance was driven by individually immaterial amounts.

The outcome of the Venator settlement resulted in a $85 million payment to Venator which includes $10 million of interest accrued since May 13, 2019 (refer to Note 15 in notes to condensed consolidated financial statements for further details).
Income from operations for the three months ended March 31, 2022 was $69 million compared to $125 million in the prior year period. The decrease of $56 million was primarily due to the Venator settlement of $85 million (discussed above) partially offset by higher TiO2, Zircon and pig iron selling prices.
Interest expense for the three months ended March 31, 2022 decreased by $18 million compared to the same period of 2021 primarily due to lower average debt outstanding balances primarily on the Term Loan Facility and the Standard Bank Term Loan Facility as well as lower average interest rates mainly on the Senior Notes due 2029 as compared to the Senior Notes due 2026 and the Senior Notes due 2025.
Loss on extinguishment of debt was $1 million for the three months ended March 31, 2022 which is as a result of the redemption of the 6.5% Senior Secured Notes and issuance of a new term loan which closed in April 2022 but in which expenses were incurred in the current quarter.
Other expense, net for the three months ended March 31, 2022 primarily consisted of approximately $8 million of net realized and unrealized foreign currency losses partially offset by $2 million associated with the monthly technical service fee relating to the Jazan slagger we receive from AMIC and $1 million of pension income primarily due to expected return on plan assets offset by pension related interest costs and amortization of actuarial gains/losses. The remaining balance was driven by individually immaterial amounts.
We continue to maintain full valuation allowances related to the total net deferred tax assets in Australia, Switzerland, and the United Kingdom.  The provisions for income taxes associated with these jurisdictions include no tax benefits with respect to losses incurred and tax expense only to the extent of current tax payments. Additionally, we have valuation allowances against other specific tax assets.
On a reported basis, the effective tax rate was 53% and 19% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rates for the three months ended March 31, 2022 and 2021 are influenced by a variety of factors, primarily income and losses in jurisdictions with valuation allowances, disallowable expenditures, prior year accruals, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate. The effective tax rate for the three months ended March 31, 2022 was significantly impacted by the non-deductible Venator settlement, the related interest expense on the Venator settlement in a jurisdiction with a full valuation allowance, and a $7 million deferred tax benefit from statutory tax rate changes in two foreign jurisdictions.

Other Comprehensive Income
Other comprehensive income was $109 million for the three months ended March 31, 2022 as compared to other comprehensive loss of $34 million for the prior year period. The increase in other comprehensive income in 2022 compared to the prior year was primarily driven by favorable foreign currency translation adjustments of $70 million for the three months ended March 31, 2022 as compared to unfavorable foreign currency translation adjustments of $42 million in the prior year quarter as well as favorable net unrealized gains on derivatives of $38 million for the three months ended March 31, 2022 as compared to favorable net unrealized gains on derivatives of $8 million for the prior year period.
Liquidity and Capital Resources
The following table presents our liquidity as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(Millions of U.S. dollars)
Cash and cash equivalents	$292	$228
Available under the new Cash Flow Revolver	329	329
Available under the Standard Credit Facility	68	63
Available under the Emirates Revolver	50	38
Available under the SABB Facility	19	19
Total	$758	$677
Historically, we have funded our operations and met our commitments through cash generated by operations, issuance of unsecured notes, bank financings and borrowings under lines of credit. In the next twelve months, we expect that our operations will provide sufficient cash for our operating expenses, capital expenditures, interest payments and debt repayments, however, if necessary, we have the ability to borrow under our debt and revolving credit agreements (see Note 11 of notes to consolidated financial statements). This is predicated on our achieving our forecast which could be negatively impacted by items outside of our control, including, among other things, macroeconomic conditions, inflationary pressures, political instability, including the ongoing Russia and Ukraine conflict and any expansion of such conflict, and supply chain disruptions. If negative events occur in the future, we may need to reduce our capital spend, cut back on operating costs and other items within our control to maintain adequate liquidity.
In April 2022, we drew down $85 million on our Cash Flow Revolver which was utilized to make the payment to Venator.
Working capital (calculated as current assets less current liabilities) was $1.3 billion at March 31, 2022 compared to $1.2 billion at December 31, 2021.
As of March 31, 2022, the non-guarantor subsidiaries of our Senior Notes due 2029 represented approximately 20% of our total consolidated liabilities and approximately 27% of our total consolidated assets. For the three months ended March 31, 2022, the non-guarantor subsidiaries of our Senior Notes due 2029 represented approximately 42% of our total consolidated net sales and approximately 44% of our consolidated EBITDA (as such term is defined in the 2029 Indenture). In addition, as of March 31, 2022, our non-guarantor subsidiaries had $828 million of total consolidated liabilities (including trade payables but excluding intercompany liabilities), all of which would have been structurally senior to the 2029 Notes. See Note 11 of notes to unaudited condensed consolidated financial statements.
At March 31, 2022, we had outstanding letters of credit and bank guarantees of $58 million. See Note 15 of notes to unaudited condensed consolidated financial statements.
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

During the three months ended March 31, 2022, our credit rating with Moody’s changed positively to Ba3 stable outlook from B1 stable outlook at December 31, 2021. During the three months ended March 31, 2022, our credit rating with Standard & Poor's changed positively to B positive outlook from B stable outlook at December 31, 2021. See Note 11 of notes to unaudited condensed consolidated financial statements.
Cash and Cash Equivalents
We consider all investments with original maturities of three months or less to be cash equivalents. As of March 31, 2022, our cash and cash equivalents were invested in money market funds and we also receive earnings credits for some balances left in our bank operating accounts. We maintain cash and cash equivalents in bank deposit and money market accounts that may exceed federally insured limits. The financial institutions where our cash and cash equivalents are held are highly rated and geographically dispersed, and we have a policy to limit the amount of credit exposure with any one institution. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk.
The use of our cash includes payment of our operating expenses, capital expenditures, servicing our interest and debt repayment obligations, cash taxes, making pension contributions and making quarterly dividend payments. Going forward, we expect to continue to invest in our businesses through cost reduction, as well as growth and vertical integration-related capital expenditures including projects such as newTRON and various mine development projects, continued reductions in our debt, continued annual dividend increases and share repurchases.
Repatriation of Cash
At March 31, 2022, we held $292 million in cash and cash equivalents in these respective jurisdictions: $129 million in the United States, $13 million in Europe, $59 million in Australia, $30 million in South Africa, $28 million in Brazil, $13 million in Saudi Arabia, $18 million in China and $2 million in India. Our credit facilities limit transfers of funds from subsidiaries in the United States to certain foreign subsidiaries. In addition, at March 31, 2022, we held $4 million of restricted cash of which $3 million is in Australia related to performance bonds and $1 million is in Saudi Arabia related to vendor supply agreement guarantees.
Tronox Holdings plc has foreign subsidiaries with undistributed earnings at March 31, 2022. We have made no provision for deferred taxes related to these undistributed earnings because they are considered indefinitely reinvested in the foreign jurisdictions.
Stock Repurchases
As previously announced, on November 9, 2021, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's stock through February 2024. During the three months ended March 31, 2022, we purchased a total of 1,386,221 shares on the open market at an average price of $18.03 per share and at an aggregate cost of approximately $25 million, including sales commissions. Upon repurchase of the shares by the Company, the shares were cancelled. Under the authorization from our Board of Directors, we have approximately $275 million available for additional repurchases through February 2024.
Cash Dividends on Ordinary Shares
On February 23, 2022, the Board declared a quarterly dividend of $0.125 per share to holders of our ordinary shares at the close of business on March 7, 2022, which was paid on April 8, 2022.

Debt Obligations
2022 Term Loan Facility
On April 4, 2022, Tronox Finance LLC (the "Borrower"), the Borrower's indirect parent company, Tronox Holdings plc (the "Company"), certain of the Company's subsidiaries, the incremental term lender party thereto, and HSBC Bank USA. National Association, as Administrative Agent and Collateral Agent, entered into Amendment No. 1 to the Amended and Restated First Lien Credit Agreement (the "Amendment"). The Amendment provides the Borrower with a new seven-year incremental term loan facility (the "2022 Term Loan Facility" and, the loans thereunder, the "2022 Incremental Term Loans") under its credit agreement in an aggregate initial principal amount of $400 million.
The proceeds of the 2022 Incremental Term Loans were used on April 4, 2022, along with cash on hand, to redeem all of the outstanding 6.5% Senior Secured Notes due 2025 issued by Tronox Incorporated under the Indenture dated as of May 1, 2020 with Wilmington Trust, National Association, as Trustee and Collateral Agent and to pay transaction related costs and expenses. In connection with such redemption, all security interests and liens granted to Wilmington Trust, National Association, were automatically terminated and discharged.
As a result of this transaction, we recognized approximately $1 million in "Loss on Extinguishment of Debt" on the unaudited Consolidated Statement of Income for the three months ended March 31, 2022. Additionally, we estimate that we will recognize approximately $20 million (which includes a call premium of $18 million) of "Loss on Extinguishment of Debt" in the second quarter of 2022.
At both March 31, 2022 and December 31, 2021, our long-term debt, net of unamortized discount and debt issuance costs was $2.6 billion. At both March 31, 2022 and December 31, 2021, our net debt (the excess of our debt over cash and cash equivalents) was $2.3 billion. See Note 11 of notes to unaudited condensed consolidated financial statements.
Off-Balance Sheet Arrangements
On March 15, 2022, the Company entered into an accounts receivable securitization arrangement (“Securitization Facility”) with a financial institution, through our wholly owned special purpose bankruptcy-remote subsidiary, Tronox Securitization LLC (“SPE”). The Securitization Facility permits the SPE to sell accounts receivable up to $75 million.
See “Note 5 – Accounts Receivable Securitization Program” in notes to unaudited condensed consolidated financial statements for further details regarding this off-balance sheet arrangement.
Cash Flows
The following table presents cash flow for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(Millions of U.S. dollars)
Cash provided by operating activities	$189	$135
Cash used in investing activities	(102)	(57)
Cash (used in) provided by financing activities	(29)	48
Effects of exchange rate changes on cash and cash equivalents and restricted cash	6	(7)
Net increase in cash, cash equivalents and restricted cash	$64	$119
Cash Flows provided by Operating Activities — Cash provided by operating activities of $189 million is primarily driven by $185 million of net income adjusted for non-cash items and a net cash inflow of $4 million related to changes in assets and liabilities. The following table provides our net cash provided by operating activities for the three months ended March 31,

2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(Millions of U.S. dollars)
Net income	$16	$26
Adjustments for non-cash items	169	141
Income related cash generation	185	167
Net change in assets and liabilities	4	(32)
Cash provided by operating activities	$189	$135
Net cash provided by operating activities increased by $54 million year-over-year from net cash provided by operations of $135 million in the prior year to net cash provided by operating activities of $189 million during the current year. This improvement was generated primarily due to improved working capital management of $34 million coupled with higher net income adjusted for non-cash items of $18 million.
Cash Flows used in Investing Activities — Net cash used in investing activities for the three months ended March 31, 2022 was $102 million as compared to $57 million for the same period in 2021 primarily due to increased capital expenditures of $103 million during the current year as compared to $58 million in the prior year.
Cash Flows (used in) provided by Financing Activities —Net cash used in financing activities during the three months ended March 31, 2022 was $29 million as compared to cash provided by financing activities of $48 million for the three months ended March 31, 2021. The three months ended March 31, 2022 was primarily comprised of $25 million used in the repurchase of the Company's stock as part of our previously announced share repurchase program and repayments of long-term debt of $3 million on our Standard Bank Term Loan Facility. The three months ended March 31, 2021 was primarily comprised of $2,375 million from the proceeds from the issuance of the $1,075 million 4.625% Senior Notes due 2029 and borrowings of $1,300 million under the new term loan facility. These borrowings were partially offset by repayments of long-term debt of $2,260 million associated with our previously disclosed debt refinancing transactions, a $21 million call premium associated with the notes redemption, $30 million of debt issuance costs and $14 million of dividends paid.
Contractual Obligations
The following table sets forth information relating to our contractual obligations as of March 31, 2022:

	Contractual Obligation Payments Due by Year (3)(4)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of U.S. dollars)
Long-term debt, net and lease financing (including interest) (1)	$3,258	633	234	252	2,139
Purchase obligations (2)	1,228	223	268	142	595
Operating leases	228	31	46	30	121
Asset retirement obligations and environmental liabilities(5)	456	29	27	28	372
Total	$5,170	916	575	452	3,227
__________________
(1)We calculated the Term Loan Facility interest at a LIBOR plus a margin of 2.25%. See Note 11 of notes to our unaudited condensed consolidated financial statements.
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

The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(Millions of U.S. dollars)
Net income (U.S. GAAP)	$16	$26
Interest expense	32	50
Interest income	(2)	(1)
Income tax provision	18	6
Depreciation, depletion and amortization expense	68	84
EBITDA (non-U.S. GAAP)	132	165
Share-based compensation (a)	7	9
Transaction costs (b)	—	18
Venator settlement (c)	85	—
Loss on extinguishment of debt (d)	1	34
Costs associated with former CEO retirement (e)	—	1
Gain on asset sale (f)	—	(2)
Foreign currency remeasurement (g)	8	(4)
Costs associated with Exxaro deal (h)	—	1
Other items (i)	7	3
Adjusted EBITDA (non-U.S. GAAP)	$240	$225

(a) Represents non-cash share-based compensation. See Note 17 of notes to unaudited condensed consolidated financial statements.
(b) Represents breakage fee and other costs associated with the termination of the TTI Transaction which were primarily recorded in “Other expense, net” in the unaudited Condensed Consolidated Statements of Income.
(c) Represents breakage fee including interest associated with the Venator settlement which were recorded in "Venator settlement" in the unaudited Condensed Consolidated Statements of Income.
(d) 2022 amount represents the loss in connection with issuance of a new term loan which closed in April 2022 but which expenses were incurred in the current quarter. 2021 amount represents the loss in connection with the following: 1) termination of its Wells Fargo Revolver, 2) amendment and restatement of its term loan facility including the new revolving credit facility, 3) termination of its Senior Notes due 2026, and 4) issuance of its Senior Notes due 2029.
(e) Represents costs, excluding share-based compensation, associated with the retirement agreement of the former CEO which were recorded in "Selling, general and administrative expenses" in the unaudited Condensed Consolidated Statements of Income. The $2 million of share based compensation expense associated with the former CEO is included in the total share-based compensation amount of $9 million in the table above.
(f) Represents the gain on European Union carbon credits sold in March 2021 which were recorded in "Cost of goods sold" in the unaudited Condensed Consolidated Statement of Income.
(g) Represents realized and unrealized gains and losses associated with foreign currency remeasurement related to third-party and intercompany receivables and liabilities denominated in a currency other than the functional currency of the entity holding them, which are included in “Other expense, net” in the unaudited Condensed Consolidated Statements of Income.
(h) Represents costs associated with the Exxaro flip-in transaction which are included in "Selling, general and administrative expenses" in the unaudited Condensed Consolidated Statements of Income.
(i) Includes noncash pension and postretirement costs, asset write-offs, accretion expense and other items included in “Selling general and administrative expenses”, “Cost of goods sold” and “Other expense, net” in the unaudited Condensed Consolidated Statements of Income.

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
Credit Risk
Credit risk is the risk that a borrower or a counterparty will fail to meet their obligations. A significant portion of our liquidity is concentrated in trade accounts receivable that arise from sales of our products to customers. In the case of TiO2, the high level of industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. We have significant exposure to credit risk in industries that are affected by cyclical economic fluctuations. We perform ongoing credit evaluations of our customers from time to time, as deemed appropriate, to mitigate credit risk but generally do not require collateral. Our contracts typically enable us to tighten credit terms if we perceive additional credit risk; however, historic losses due to write offs of bad debt have been insignificant. In addition, due to our international operations, we are subject to potential trade restrictions and sovereign risk in certain countries in which we operate. We maintain allowances for potential credit losses based on specific customer review and current financial conditions. During the three months ended March 31, 2022 and 2021, our ten largest third-party customers represented 30% and 29%, respectively, of our consolidated net sales. During the three months ended March 31, 2022 and 2021, no single customer accounted for 10% of our consolidated net sales.
Interest Rate Risk
Interest rate risk arises from the possibility that changes in interest rates will impact our financial results. We are exposed to interest rate risk on our floating rate debt, the new Term Loan Facility, Standard Bank Term Loan Facility, and new Cash Flow Revolver, Standard Bank Revolver, Emirates Revolver and SABB Credit Facility balances. Using a sensitivity analysis as of March 31, 2022, a hypothetical 1% increase in interest rates would result in a net decrease to pre-tax income of approximately $3 million on an annualized basis. This is due to the fact that earnings on our floating rate financial assets of $28 million at March 31, 2022 would increase by the full 1%, offsetting the impact of a 1% increase in interest expense on our floating rate debt of $282 million.
During 2019, we entered into interest-rate swap agreements for a portion of our previous Term Loan Facility, which effectively converts the variable rate to a fixed rate for a portion of the loan. The agreements expire in September 2024. The Company’s objectives in using the interest-rate swap agreements are to add stability to interest expense and to manage its exposure to interest rate movements. There was no impact associated with the new Term Loan Facility as the hedge remained highly effective.

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
We periodically enter into foreign currency contracts used to hedge non-functional currency sales for our South African subsidiaries and forecasted non-functional currency cost of goods sold for our Australian subsidiaries. These foreign currency contracts are designated as cash flow hedges. Changes to the fair value of these foreign currency contracts are recorded as a component of other comprehensive (loss) income to the extent such contracts are effective, and are recognized in net sales or costs of goods sold in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. As of March 31, 2022, we had notional amounts of 338 million Australian dollars (or approximately $254 million at March 31, 2022 exchange rate) that expire between April 28, 2022 and December 30, 2022 to reduce the exposure of our Australian subsidiaries’ cost of sales to fluctuations in currency rates. As of March 31, 2022, we had notional amounts of 3.2 billion South African Rand (approximately $222 million at March 31, 2022 exchange rate) that expire between April 28, 2022 and December 30, 2022 to reduce the exposure of our South African subsidiaries' third party sales to fluctuations in currency rates. Refer to Note 12 in notes to unaudited condensed consolidated financial statements.
From time to time, we enter into foreign currency contracts for the South African Rand and Australian dollar to reduce exposure of our subsidiaries’ balance sheet accounts not denominated in our subsidiaries' functional currency to fluctuations in foreign currency rates. At March 31, 2022, there was (i) 638 million South African Rand (or approximately $44 million at March 31, 2022 exchange rate) and (ii) 167 million Australian dollars (or approximately $125 million at March 31, 2022 exchange rate) of notional amounts of outstanding foreign currency contracts. At December 31, 2021, there was (i) 510 million South African Rand (or approximately $35 million at March 31, 2022 exchange rate) and (ii) 172 million Australian dollars (or approximately $129 million at March 31, 2022 exchange rate) of notional amounts outstanding foreign currency contracts. Refer to Note 12 in notes to unaudited condensed consolidated financial statements.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of Tronox’s management, including our co-CEOs and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”), as of March 31, 2022, the end of the period covered by this report. Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date. Tronox’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Tronox in the reports that it files or submits under the Exchange Act is accumulated and communicated to Tronox’s management, including Tronox’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date.
An evaluation of our internal control over financial reporting was also performed to determine whether any changes have occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
Information required by this item is incorporated herein by reference to the section captioned “Notes to Consolidated Financial Statements, Note 15 - Commitments and Contingencies” of this Form 10-Q.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table provides information with respect to purchases of our shares of common stock, $0.01 par value per share, during the three months ended March 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs (1)	Approximate Dollar Value That May Yet Be Purchased Under the Program (2)
				$300,000,000
March 1, 2022 through March 31, 2022	1,386,221	$18.03	1,386,221	$274,979,258
Totals	1,386,221	$18.03	1,386,221	$274,979,258
(1) On November 9, 2021, the Company announced that the Company's Board of Directors had authorized the repurchase of up to $300 million of the Company's ordinary shares, $0.01 par value per share (the "ordinary shares"), through February 2024.
(2) Amounts reflect the remaining dollar value of shares that may be purchased under the stock repurchase program described above.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit No.

10.1
Amendment No. 1 to Amended and Restated First Lien Credit Agreement, dated as of April 4, 2022, with the incremental term lender party thereto, and HSBC Bank USA, National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on April 4, 2022).

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

101
The following financial statements from Tronox Holdings plc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (furnished herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema Document. (furnished herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (furnished herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. (furnished herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. (furnished herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (furnished herewith)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022, which has been formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:
April 28, 2022

TRONOX HOLDINGS PLC (Registrant)

By:	/s/ Timothy Carlson
Name:	Timothy Carlson
Title:	Senior Vice President, Chief Financial Officer

By:	/s/ Jonathan P. Flood
Name:	Jonathan P. Flood
Title:	Vice President, Controller and Principal Accounting Officer