Form 10-Q
period 2022-06-30
Tronox Holdings plc
filed 2022-07-28
CIK 1530804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of July 20, 2022, the Registrant had 154,433,305 ordinary shares outstanding.

Item 1.    Financial Statements (Unaudited)

Page No.

Unaudited Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2022 and 2021	4
Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2022 and 2021	5
Unaudited Condensed Consolidated Balance Sheets at June 30, 2022 and December 31, 2021	6
Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021	7
Unaudited Condensed Consolidated Statement of Shareholders’ Equity for the Three and Six Months Ended June 30, 2022 and 2021	8
Notes to Unaudited Condensed Consolidated Financial Statements	10

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$945	$927	$1,910	$1,818
Cost of goods sold	682	700	1,415	1,385
Gross profit	263	227	495	433
Selling, general and administrative expenses	73	77	151	158
Venator settlement	—	—	85	—
Income from operations	190	150	259	275
Interest expense	(28)	(36)	(60)	(86)
Interest income	2	2	4	3
Loss on extinguishment of debt	(20)	(23)	(21)	(57)
Other income (expense), net	8	4	4	(6)
Income before income taxes	152	97	186	129
Income tax benefit (provision)	223	(20)	205	(26)
Net income	375	77	391	103
Net income attributable to noncontrolling interest	—	4	—	11
Net income attributable to Tronox Holdings plc	$375	$73	$391	$92

Earnings per share:
Basic	$2.40	$0.47	$2.52	$0.61
Diluted	$2.37	$0.46	$2.46	$0.59

Weighted average shares outstanding, basic (in thousands)	155,867	153,557	155,252	150,361
Weighted average shares outstanding, diluted (in thousands)	158,448	158,959	158,996	156,335
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Millions of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$375	$77	$391	$103
Other comprehensive income (loss):
Foreign currency translation adjustments	(123)	50	(53)	8
Pension and postretirement plans:
Actuarial losses, (net of tax benefit of nil in both the three and six months ended June 30, 2022 and less than $1 million in both the three and six months June 30, 2021)	—	(1)	—	(2)
Amortization of unrecognized actuarial losses, (net of tax benefit of less than $1 million in both the three months ended June 30, 2022 and 2021, respectively, and $1 million and less than $1 million in the six months ended June 30, 2022 and 2021, respectively)	—	1	1	2
Total pension and postretirement gains	—	—	1	—
Realized (gains) losses on derivatives reclassified from accumulated other comprehensive loss to the Condensed Consolidated Statement of Income (net of tax expense of less than $1 million and nil in the three months ended June 30, 2022 and 2021, respectively, and net of tax expense of $1 million and nil in the six months ended June 30, 2022 and 2021)	(11)	(6)	(22)	(9)
Unrealized (losses) gains on derivative financial instruments, (net of tax benefit of $4 million and nil for the three months ended June 30, 2022 and 2021, respectively and net of tax expense of less than $1 million and nil for the six months ended June 30, 2022 and 2021, respectively) - See Note 12	(6)	1	43	12

Other comprehensive (loss) income	(140)	45	(31)	11

Total comprehensive income	235	122	360	114

Comprehensive income (loss) attributable to noncontrolling interest:
Net income	—	4	—	11
Foreign currency translation adjustments	(5)	5	3	(5)
Comprehensive (loss) income attributable to noncontrolling interest	(5)	9	3	6

Comprehensive income attributable to Tronox Holdings plc	$240	$113	$357	$108
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	June 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$112	$228
Restricted cash	2	4
Accounts receivable (net of allowance for credit losses of $4 million and $4 million as of June 30, 2022 and December 31, 2021, respectively)	636	631
Inventories, net	1,106	1,048
Prepaid and other assets	143	132
Income taxes receivable	5	6
Total current assets	2,004	2,049
Noncurrent Assets
Property, plant and equipment, net	1,745	1,710
Mineral leaseholds, net	726	747
Intangible assets, net	242	217
Lease right of use assets, net	84	85
Deferred tax assets	1,221	985
Other long-term assets	198	194
Total assets	$6,220	$5,987

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$508	$438
Accrued liabilities	256	328
Short-term lease liabilities	19	26
Short-term debt	72	—
Long-term debt due within one year	17	18
Income taxes payable	13	12
Total current liabilities	885	822
Noncurrent Liabilities
Long-term debt, net	2,449	2,558
Pension and postretirement healthcare benefits	111	116
Asset retirement obligations	140	139
Environmental liabilities	65	66
Long-term lease liabilities	58	55
Deferred tax liabilities	156	157
Other long-term liabilities	30	32
Total liabilities	3,894	3,945

Commitments and Contingencies - Note 15
Shareholders’ Equity
Tronox Holdings plc ordinary shares, par value $0.01 — 154,433,305 shares issued and outstanding at June 30, 2022 and 153,934,677 shares issued and outstanding at December 31, 2021	2	2
Capital in excess of par value	2,031	2,067
Retained earnings	1,014	663
Accumulated other comprehensive loss	(772)	(738)
Total Tronox Holdings plc shareholders’ equity	2,275	1,994
Noncontrolling interest	51	48
Total equity	2,326	2,042
Total liabilities and equity	$6,220	$5,987
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Millions of U.S. dollars)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$391	$103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	135	155
Deferred income taxes	(240)	2
Share-based compensation expense	14	16
Amortization of deferred debt issuance costs and discount on debt	4	5
Loss on extinguishment of debt	21	57
Other non-cash items affecting net income	22	24
Changes in assets and liabilities:
Increase in accounts receivable, net of allowance for credit losses	(21)	(140)
(Increase) decrease in inventories, net	(80)	110
(Increase) decrease in prepaid and other assets	(3)	28
Increase in accounts payable and accrued liabilities	8	17
Net changes in income tax payables and receivables	2	4
Changes in other non-current assets and liabilities	(32)	(36)
Cash provided by operating activities	221	345

Cash Flows from Investing Activities:
Capital expenditures	(202)	(118)
Insurance proceeds	—	1
Proceeds from sale of assets	1	1
Cash used in investing activities	(201)	(116)

Cash Flows from Financing Activities:
Repayments of short-term debt	(15)	—
Repayments of long-term debt	(507)	(2,846)
Proceeds from long-term debt	396	2,375
Proceeds from short-term debt	87	—
Repurchase of common stock	(41)	—
Call premiums paid	(18)	(40)
Debt issuance costs	(4)	(34)
Proceeds from the exercise of options	—	3
Dividends paid	(41)	(28)
Restricted stock and performance-based shares settled in cash for withholding taxes	—	(3)
Cash used in financing activities	(143)	(573)

Effects of exchange rate changes on cash and cash equivalents and restricted cash	5	3

Net decrease in cash, cash equivalents and restricted cash	(118)	(341)
Cash, cash equivalents and restricted cash at beginning of period	232	648
Cash, cash equivalents and restricted cash at end of period	$114	$307

Supplemental cash flow information:
Interest paid, net	$60	$69

Income taxes paid	$33	$20
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Millions of U.S. dollars, except for shares)
For the six months ended June 30, 2022

	Tronox Holdings plc Ordinary Shares (in thousands)	Tronox Holdings plc Ordinary Shares (Amount)	Capital in Excess of par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Tronox Holdings plc Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2021	153,935	$2	$2,067	$663	$(738)	$1,994	$48	$2,042
Net income	—	—	—	16	—	16	—	16
Other comprehensive income	—	—	—	—	101	101	8	109
Share-based compensation	3,254	—	7	—	—	7	—	7
Shares cancelled	(9)	—	—	—	—	—	—	—
Options exercised	3	—	—	—	—	—	—	—
Shares repurchased and cancelled	(1,386)	—	(25)	—		(25)		(25)
Ordinary share dividends ($0.125 per share)	—	—	—	(20)	—	(20)	—	(20)
Balance at March 31, 2022	155,797	$2	$2,049	$659	$(637)	$2,073	$56	$2,129

Net income	—	—	—	375	—	375	—	375
Other comprehensive loss	—	—	—	—	(135)	(135)	(5)	(140)
Share-based compensation	91	—	7	—	—	7	—	7
Shares cancelled	(8)	—	—	—	—	—	—	—
Options exercised	11	—	—	—	—	—	—	—
Shares repurchased and cancelled	(1,458)	—	(25)	—	—	(25)	—	(25)
Ordinary share dividends ($0.125 per share)	—	—	—	(20)	—	(20)	—	(20)
Balance at June 30, 2022	154,433	$2	$2,031	$1,014	$(772)	$2,275	$51	$2,326
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)
(Unaudited)
(Millions of U.S. dollars, except for shares)
For the six months ended June 30, 2021

	Tronox Holdings plc Ordinary Shares (in thousands)	Tronox Holdings plc Ordinary Shares (Amount)	Capital in Excess of par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Tronox Holdings plc Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2020	143,557	$1	$1,873	$434	$(610)	$1,698	$173	$1,871
Net income	—	—	—	19	—	19	7	26
Other comprehensive loss	—	—	—	—	(24)	(24)	(10)	(34)
Share-based compensation	2,545	—	9	—	—	9	—	9
Shares cancelled	(101)	—	(2)	—	—	(2)	—	(2)
Options exercised	11	—	—	—	—	—	—	—
Acquisition of noncontrolling interest	7,246	1	158	—	(34)	125	(125)	—
Ordinary share dividends ($0.08 per share)	—	—	—	(13)	—	(13)	—	(13)
Balance at March 31, 2021	153,258	$2	$2,038	$440	$(668)	$1,812	$45	$1,857

Net loss	—	—	—	73	—	73	4	77
Other comprehensive income	—	—	—	—	40	40	5	45
Share-based compensation	225	—	7	—	—	7	—	7
Shares cancelled	(31)	—	(1)	—	—	(1)	—	(1)
Options exercised	137	—	3	—	—	3	—	3
Ordinary share dividends ($0.08 per share)	—	—	—	(12)	—	(12)	—	(12)
Balance at June 30, 2021	153,589	$2	$2,047	$501	$(628)	$1,922	$54	$1,976
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
In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, considered necessary for a fair statement of its financial position as of June 30, 2022, and its results of operations for the three and six months ended June 30, 2022 and 2021. Our unaudited condensed consolidated financial statements include the accounts of all majority-owned subsidiary companies. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the manner and presentation in the current period.
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
Contract assets represent our rights to consideration in exchange for products that have transferred to a customer when the right is conditional on situations other than the passage of time. For products that we have transferred to our customers, our rights to the consideration are typically unconditional and only the passage of time is required before payments become due. These unconditional rights are recorded as "Accounts receivable" in the unaudited Condensed Consolidated Balance Sheets. As of June 30, 2022, and December 31, 2021, we did not have material contract asset balances.
Contract liabilities represent our obligations to transfer products to a customer for which we have received consideration from the customer. From time to time, we may receive advance payment from our customers that is accounted for as deferred revenue. Deferred revenue is earned when control of the product transfers to the customer, which is typically within a short period of time from when we received the advanced payment. Contract liability balances as of June 30, 2022 and December 31, 2021 were approximately $2 million and $2 million, respectively. Contract liability balances were reported as “Accounts payable” in the unaudited Condensed Consolidated Balance Sheets.  All material contract liabilities as of December 31, 2021 were recognized as revenue in “Net sales” in the unaudited Condensed Consolidated Statements of Income during the first quarter of 2022.
Disaggregation of Revenue
We operate under one operating and reportable segment, Tronox. We disaggregate our revenue from contracts with customers by product type and geographic area. We believe this level of disaggregation appropriately depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors and reflects how our business is managed.
Net sales to external customers by geographic areas where our customers are located were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
North America	$205	$194	$400	$363
South and Central America	73	68	140	131
Europe, Middle-East and Africa	361	357	738	714
Asia Pacific	306	308	632	610
Total net sales	$945	$927	$1,910	$1,818

Net sales from external customers for each similar type of product were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
TiO2	$769	$740	$1,542	$1,436
Zircon	111	121	219	244
Feedstock and other products	65	66	149	138
Total net sales	$945	$927	$1,910	$1,818
Feedstock and other products mainly include pig iron, ilmenite, chloride (“CP”) slag, TiCl4 and other mining products.
During the six months ended June 30, 2022 and 2021, our ten largest third-party customers represented 29% and 28%, respectively, of our consolidated net sales. During the six months ended June 30, 2022 and 2021, no single customer accounted for 10% of our consolidated net sales.

3.    Income Taxes
Our operations are conducted through various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.
Income before income taxes is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income tax (provision) benefit	$223	$(20)	$205	$(26)
Income before income taxes	$152	$97	$186	$129
Effective tax rate	(147)%	21%	(110)%	20%
Tronox Holdings plc, a U.K. public limited company is the parent company for the business group, and the statutory tax rate in the U.K. at both June 30, 2022 and 2021 was 19%. The effective tax rates for both the three months ended June 30, 2022 and 2021 are impacted by a variety of factors, primarily income and losses in jurisdictions with valuation allowances, disallowable expenditures, prior year accruals, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate. The effective tax rate for the three months and the six months ended June 30, 2022 was significantly impacted by the release of a portion of the valuation allowance in Australia. In addition to that, the effective tax rate for the six months ended June 30, 2022 was significantly impacted by the non-deductible Venator settlement and the related interest expense from the Venator settlement in a jurisdiction with a full valuation allowance as well as a $7 million deferred tax benefit from statutory tax rate changes in two foreign jurisdictions.
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
During the three months ended June 30, 2022, we determined that sufficient positive evidence exists to reverse a portion of the valuation allowance attributable to the deferred tax assets associated with our operations in Australia. This reversal resulted in a one-time, non-cash deferred tax benefit of $262 million. Our analysis considered all positive and negative evidence, including (i) three years of cumulative income for our Australian subsidiaries, (ii) our continuing and improved profitability over the last twelve months, (iii) estimates of continued profitability based on updates to our latest forecasts, (iv) changes in the factors that drove losses in the past, and (v) an evaluation of specific deferred tax assets for limitations under certain Australian tax provisions. Based on this analysis, we concluded that it is more likely than not that our Australian subsidiaries will be able to utilize all of their deferred tax assets except for those which are classified as Capital Gains Tax (CGT) assets. These CGT assets represent losses which can only be utilized against CGT gains, and because the company has no foreseeable source of CGT gains, we will continue to carry an Australian valuation allowance with a current estimated value of $474 million.
We continue to maintain full valuation allowances related to the total net deferred tax assets in Switzerland and the United Kingdom, as we cannot objectively assert that these deferred tax assets are more likely than not to be realized. It is reasonably possible that a portion of these valuation allowances could be reversed within the next year. Until these valuation allowances are eliminated, future provisions for income taxes for these jurisdictions will include no tax benefits with respect to losses incurred and tax expense only to the extent of current tax payments. Additionally, we have valuation allowances against specific tax assets in Australia, South Africa and the United States.

The Company currently has no uncertain tax positions recorded. We believe that we have made adequate provision for income taxes that may be payable with respect to years open for examination; however, the ultimate outcome is not presently known and, accordingly, adjustments to our provisions may be necessary and/or reclassifications of noncurrent tax liabilities to current may occur in the future.

4.    Income Per Share
The computation of basic and diluted income per share for the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator - Basic and Diluted:
Net income	$375	$77	$391	$103
Less: Net income attributable to noncontrolling interest	—	4	—	11
Net income available to ordinary shares	$375	$73	$391	$92

Denominator - Basic and Diluted:
Weighted-average ordinary shares, basic (in thousands)	155,867	153,557	155,252	150,361
Weighted-average ordinary shares, diluted (in thousands)	158,448	158,959	158,996	156,335

Basic net income per ordinary share	$2.40	$0.47	$2.52	$0.61
Diluted net income per ordinary share	$2.37	$0.46	$2.46	$0.59
Net income per ordinary share amounts were calculated from exact, not rounded net income and share information.  Anti-dilutive shares not recognized in the diluted net income per share calculation for the six months ended June 30, 2022 and 2021 were as follows:

	Shares
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Options	523,704	533,877	255,680	574,480
Restricted share units	1,053,083	776	1,047,976	57,080

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
During March 2022, the Company sold accounts receivable having an aggregate face value of $75 million to the purchaser in exchange for cash proceeds of $75 million. At June 30, 2022, we also retained approximately $25 million of unsold receivables which we pledged as collateral for the sold receivables. As this transaction represents a true sale, we derecognized the sold receivables from our Condensed Consolidated Balance Sheet as of June 30, 2022 and classified the cash proceeds as source of cash provided by operating activities in our Condensed Consolidated Statement of Cash Flows. This transaction has a one year term which ends on March 14, 2023.

6.    Inventories, Net
Inventories, net consisted of the following:

	June 30, 2022	December 31, 2021
Raw materials	$267	$265
Work-in-process	117	117
Finished goods, net	478	461
Materials and supplies, net	244	205
Inventories, net – current	$1,106	$1,048
Materials and supplies, net consists of processing chemicals, maintenance supplies and spare parts, which will be consumed directly and indirectly in the production of our products.
At June 30, 2022 and December 31, 2021, inventory obsolescence reserves primarily for materials and supplies were $43 million and $43 million, respectively. Reserves for lower of cost or market and net realizable value were $5 million and $11 million at June 30, 2022 and December 31, 2021, respectively.
7.    Property, Plant and Equipment, Net
Property, plant and equipment, net of accumulated depreciation, consisted of the following:

	June 30, 2022	December 31, 2021
Land and land improvements	$185	$188
Buildings	370	365
Machinery and equipment	2,250	2,234
Construction-in-progress	349	263
Other	66	73
Subtotal	3,220	3,123
Less: accumulated depreciation	(1,475)	(1,413)
Property, plant and equipment, net	$1,745	$1,710
Substantially all of the property, plant and equipment, net is pledged as collateral for our debt. See Note 11.
The table below summarizes depreciation expense related to property, plant and equipment for the periods presented, recorded in the specific line items in our unaudited Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of goods sold	$51	$53	$102	$116
Selling, general and administrative expenses	1	1	2	3
Total	$52	$54	$104	$119

8.    Mineral Leaseholds, Net
Mineral leaseholds, net of accumulated depletion, consisted of the following:

	June 30, 2022	December 31, 2021
Mineral leaseholds	$1,298	$1,306
Less: accumulated depletion	(572)	(559)
Mineral leaseholds, net	$726	$747

Depletion expense relating to mineral leaseholds recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Income was $7 million and $9 million during the three months ended June 30, 2022 and 2021, respectively. Depletion expense relating to mineral leaseholds recorded in "Cost of goods sold" in the unaudited Condensed Consolidated Statements of Income was $15 million and $20 million during the six months ended June 30, 2022 and 2021, respectively.
9.    Intangible Assets, Net
Intangible assets, net of accumulated amortization, consisted of the following:

	June 30, 2022			December 31, 2021
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$292	$(222)	$70	$291	$(211)	$80
TiO2 technology	93	(34)	59	93	(31)	62
Internal-use software and other	156	(43)	113	120	(45)	75
Intangible assets, net	$541	$(299)	$242	$504	$(287)	$217
As of June 30, 2022 and December 31, 2021, internal-use software included approximately $110 million and $68 million, respectively, of capitalized software costs which are not being amortized as the software is not ready for its intended use.
The table below summarizes amortization expense related to intangible assets for the periods presented, recorded in the specific line items in our unaudited Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of goods sold	$1	$—	$1	$1
Selling, general and administrative expenses	7	8	15	15
Total	$8	$8	$16	$16
Estimated future amortization expense related to intangible assets is $20 million for the remainder of 2022, $38 million for 2023, $37 million for 2024, $37 million for 2025, $19 million for 2026 and $91 million thereafter.

10.    Balance Sheet and Cash Flow Supplemental Information
Accrued liabilities consisted of the following:

	June 30, 2022	December 31, 2021
Employee-related costs and benefits	$103	$155
Related party payables	14	1
Interest	15	20
Sales rebates	30	36
Taxes other than income taxes	8	18
Asset retirement obligations	7	10
Interest rate swaps	—	25
Other accrued liabilities	79	63
Accrued liabilities	$256	$328
Additional supplemental cash flow information for the six months ended June 30, 2022 and 2021 and as of June 30, 2022 and December 31, 2021 is as follows:

	Six Months Ended June 30,
Supplemental non cash information:	2022	2021
Financing activities - Acquisition of noncontrolling interest	$—	$125

	June 30, 2022	December 31, 2021
Capital expenditures acquired but not yet paid	$82	$75

11.    Debt
Long-Term Debt
Long-term debt, net of an unamortized discount and debt issuance costs, consisted of the following:

	Original Principal	Annual Interest Rate	Maturity Date	June 30, 2022	December 31, 2021
Term Loan Facility, net of unamortized discount (1)	1,300	Variable	3/11/2028	898	897
2022 Term Loan Facility, net of unamortized discount(1)	400	Variable	4/4/2029	395	—
Senior Notes due 2029	1,075	4.625%	3/15/2029	1,075	1,075
6.5% Senior Secured Notes due 2025	500	6.50%	5/1/2025	—	500
Standard Bank Term Loan Facility (1)	98	Variable	11/11/2026	85	92
Australian Government Loan, net of unamortized discount	N/A	N/A	12/31/2036	1	1
MGT Loan(2)	36	Variable	Variable	32	33
Finance leases				15	14
Long-term debt				2,501	2,612
Less: Long-term debt due within one year				(17)	(18)
Debt issuance costs				(35)	(36)
Long-term debt, net				$2,449	$2,558
_______________

(1)The average effective interest rate on the Term Loan Facility, the 2022 Term Loan Facility and the Standard Bank Term Loan Facility was 4.6%, 4.4% and 6.5%, respectively, during the six months ended June 30, 2022. The average effective interest rate on the Term Loan Facility and previous Standard Bank Term Loan Facility was 4.6% and 6.9%, respectively, during the six months ended June 30, 2021.
(2)The MGT loan is a related party debt facility. The average effective interest rate on the MGT loan was 3.2% and 3.1% during the six months ended June 30, 2022 and June 30, 2021, respectively.
Emirates Revolver
During the six months ended June 30, 2022, the Company entered into an amendment to extend the maturity date of the Emirates Revolver from March 31, 2022 to March 31, 2023.
Standard Bank Revolving Credit Facility
In July 2022, we drew down 400 million South African rand (approximately $25 million at the June 30, 2022 exchange rate) for general corporate purposes.
Term Loan Facility and Cash Flow Revolver
During the six months ended June 30, 2021, we amended and restated our prior term loan facility with a new seven-year first lien credit facility (the "Term Loan Facility") and a new five-year cash flow revolving facility ("Cash Flow Revolver"). As a result of this transaction and in accordance with ASC 470, we recognized approximately $4 million in "Loss on extinguishment of debt" recorded in the unaudited condensed Consolidated Statement of Income for the six months ended June 30, 2021. Additionally, during the six months ended June 30, 2021, we made total voluntary prepayments on the Term Loan Facility of $61 million and as a result, we recorded approximately $1 million in "Loss on extinguishment of debt" in the unaudited condensed Consolidated Statement of Income for the six months ended June 30, 2021.
The Term Loan Facility bears interest at either the base rate or an adjusted LIBOR rate, in each case plus an applicable margin. Based on our first lien net leverage ratio pursuant to the Term Loan Facility agreement, the applicable margin under the Term Loan Facility as of June 30, 2022 was 2.25%.
In April 2022, the Company drew down $85 million on its Cash Flow Revolver which was utilized to make the payment on the Venator settlement. During the three months ended June 30, 2022, we made total repayments of $15 million and the remaining outstanding balance as of June 30, 2022 was $70 million.
Senior Notes due 2029
During the six months ended June 30, 2021, Tronox Incorporated closed an offering of $1,075 million aggregate principal amount of its 4.625% senior notes due 2029 (the "Senior Notes due 2029"). As a result of this transaction, the Company repaid the outstanding principal balance of $615 million on its Senior Notes due 2026 and recorded $30 million of debt extinguishment costs, including a call premium of $21 million, in "Loss on extinguishment of debt" on the Condensed Consolidated Statement of Income for the six months ended June 30, 2021. On April 1, 2021, the Company repaid the outstanding principal balance of $450 million on its Senior Notes due 2025. As a result of this transaction, we recorded $22 million of debt extinguishment costs, including a call premium of $19 million, in "Loss on extinguishment of debt" on the Condensed Consolidated Statement of Income for the six months ended June 30, 2021.
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
The obligations of the Borrower under the 2022 Term Loan Facility are guaranteed and secured by the same guarantees and liens under the existing credit agreement of the Term Loan Facility (as discussed above). The 2022 Incremental Term Loans are a separate class of loans under the credit agreement, and if the Borrower elects to make an optional prepayment under the credit agreement or is required to make a mandatory prepayment under the credit agreement, the Borrower, may, in each case, select which class or classes of loans to prepay.
The 2022 Incremental Term Loans will amortize in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the 2022 Incremental Term Loans commencing with the second full fiscal quarter after the effective date of the 2022 Incremental Term Loan Facility. The final maturity of the 2022 Incremental Term Loans will occur on the seventh anniversary of the effective date of the 2022 Incremental Term Loan Facility. The 2022 Incremental Term Loan Facility permits amendments thereto whereby individual lenders may extend the maturity date of their outstanding loans upon the Borrower's request without the consent of any other lender, so long as certain conditions are met.
The 2022 Incremental Term Loans shall bear interest, at the Borrower's option, at either the base or the SOFR rate, in each case plus an applicable margin. The applicable margin in respect of the 2022 Incremental Loans is 2.25% per annum, for base rate loans, or 3.25% per annum, for SOFR rate loans. The 2022 Incremental Term Loans have an interest rate floor of 0.50%. As of June 30, 2022, the applicable margin under the 2022 Term Loan Facility was 3.25%.
The 2022 Incremental Term Loan Facility contains the same negative covenants applicable to the term loans outstanding under the Existing Credit Agreement immediately prior to the effectiveness of the Amendment, which covenants, subject to certain limitations, thresholds and exceptions, limit the Company and its restricted subsidiaries to (among other restrictions): incur indebtedness; grant liens; pay dividends and make subsidiary and certain other distributions; sell assets; make investments; enter into transactions with affiliates; and make certain modifications to material documents (including organizational documents).
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
As a result of this transaction, we recognized approximately $20 million and $21 million, including a call premium of $18 million, in "Loss on extinguishment of debt" on the unaudited Consolidated Statement of Income for the three and six months ended June 30, 2022, respectively.
Debt Covenants
As of June 30, 2022, we are in compliance with all financial covenants in our debt facilities.
12.    Derivative Financial Instruments
Derivatives recorded on the Condensed Consolidated Balance Sheet:

The following table is a summary of the fair value of derivatives outstanding at June 30, 2022 and December 31, 2021:

	Fair Value
	June 30, 2022		December 31, 2021
	Assets(a)	Accrued Liabilities	Assets(a)	Accrued Liabilities
Derivatives Designated as Cash Flow Hedges
Currency Contracts	$—	$3	$3	$1
Interest Rate Swaps	$13	$—	$—	$25
Natural Gas Hedges	$2	$—	$1	$—
Total Hedges	$15	$3	$4	$26
Derivatives Not Designated as Cash Flow Hedges
Currency Contracts	$—	$1	$—	$—
Total Derivatives	$15	$4	$4	$26
(a) At June 30, 2022 and December 31, 2021, current assets of $15 million and $4 million, respectively, are recorded in prepaid and other current assets on the Condensed Consolidated Balance Sheets.
Derivatives' Impact on the Condensed Consolidated Statement of Income:
The following table summarizes the impact of the Company's derivatives on the unaudited Condensed Consolidated Statement of Income:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings			Amount of Pre-Tax Gain (Loss) Recognized in Earnings
	Revenue	Cost of Goods Sold	Other Income (Expense), net	Revenue	Cost of Goods Sold	Other Income (Expense), net
	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021

Derivatives Not Designated as Hedging Instruments
Currency Contracts	$—	$—	$(12)	$—	$—	$2
Derivatives Designated as Hedging Instruments
Currency Contracts	$2	$5	$—	$—	$6	$—
Natural Gas Hedges	$—	$1	$—	$—	$—	$—
Total Derivatives	$2	$6	$(12)	$—	$6	$2

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings			Amount of Pre-Tax Gain (Loss) Recognized in Earnings
	Revenue	Cost of Goods Sold	Other Income (Expense), net	Revenue	Cost of Goods Sold	Other Income (Expense), net
	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021

Derivatives Not Designated as Hedging Instruments
Currency Contracts	$—	$—	$(5)	$—	$—	$3
Derivatives Designated as Hedging Instruments
Currency Contracts	$5	$14	$—	$—	$10	$—
Natural Gas Hedges	$—	$2	$—	$—	$—	$—
Total Derivatives	$5	$16	$(5)	$—	$10	$3
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
Fair value gains or losses on these cash flow hedges are recorded in other comprehensive (loss) income and are subsequently reclassified into interest expense in the same periods during which the hedged transactions affect earnings. At June 30, 2022 and December 31, 2021, the net unrealized gain of $13 million and the unrealized loss of $25 million, respectively, was recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet. For the three and six months ended June 30, 2022, the amounts recorded in interest expense related to the interest-rate swap agreements were $2 million and $6 million, respectively. For the three and six months ended June 30, 2021, the net amounts recorded in interest expense related to the interest-rate swap agreements were $4 million and $8 million, respectively.
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
As of June 30, 2022, we had notional amounts of 250 million Australian dollars (or approximately $173 million at June 30, 2022 the exchange rate) that expire between July 28, 2022 and December 29, 2022 to reduce the exposure of our Australian subsidiaries’ cost of sales to fluctuations in currency rates. As of June 30, 2022, we had notional amounts of 2.5 billion South African Rand (approximately $154 million at the June 30, 2022 exchange rate) that expire between July 29, 2022 and December 30, 2022 to reduce the exposure of our South African subsidiaries' third party sales to fluctuations in currency rates. At June 30, 2022 and December 31, 2021, there was an unrealized net gain of $3 million and $15 million, respectively, recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet, of which $3 million is expected to be recognized in earnings over the next twelve months. Of the $3 million, $1 million is expected to be recognized in earnings during the remainder of 2022.

We enter into foreign currency contracts for the South African Rand and Australian Dollar to reduce exposure of our subsidiaries’ balance sheet accounts not denominated in our subsidiaries’ functional currency to fluctuations in foreign currency exchange rates. Historically, we have used forward contracts to reduce the exposure.  For accounting purposes, these foreign currency contracts are not considered hedges. The change in fair value associated with these contracts is recorded in “Other expense, net” within the unaudited Condensed Consolidated Statement of Income and partially offsets the change in value of third party and intercompany-related receivables not denominated in the functional currency of the subsidiary. At June 30, 2022, there was (i) 569 million South African Rand (or approximately $35 million at June 30, 2022 exchange rate) and (ii) 161 million Australian dollars (or approximately $111 million at the June 30, 2022 exchange rate) of notional amounts of outstanding foreign currency contracts. At December 31, 2021, there was (i) 510 million South African Rand (or approximately $31 million at the June 30, 2022 exchange rate) and (ii) 172 million Australian dollars (or approximately $119 million at the June 30, 2022 exchange rate) of notional amounts outstanding foreign currency contracts.
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
Level 1 -Quoted prices in active markets for identical assets or liabilities
Level 2 -Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly
Level 3 -Unobservable inputs based on the Company’s own assumptions
Our debt is recorded at historical amounts. The following table presents the fair value of our debt and derivative contracts at both June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Asset	Liability	Asset	Liability
Term Loan Facility	—	863	—	895
2022 Term Loan Facility	—	386	—	—
Standard Bank Term Loan Facility	—	85	—	92
Senior Notes due 2029	—	869	—	1,071
6.5% Senior Secured Notes due 2025	—	—	—	526
Australian Government Loan	—	1	—	1
MGT Loan	—	32	—	33
Interest rate swaps	13	—	—	25
Natural gas hedges	2	—	1	—
Foreign currency contracts	—	4	3	1
We determined the fair value of the Term Loan Facility, the 2022 Term Loan Facility, the Senior Notes due 2029 and the 6.5% Senior Secured Notes due 2025 using quoted market prices, which under the fair value hierarchy is a Level 1 input. We determined the fair value of the Standard Bank Term Loan Facility utilizing transactions in the listed markets for identical or similar liabilities, which under the fair value hierarchy is a Level 2 input. The fair value of the Australian Government Loan and MGT Loan is based on the contracted amount which is a Level 2 input.
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

14.    Asset Retirement Obligations
Asset retirement obligations consist primarily of rehabilitation and restoration costs, landfill capping costs, decommissioning costs, and closure and post-closure costs. Activities related to asset retirement obligations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$155	$163	$149	$166
Additions	—	4	—	4
Accretion expense	3	3	7	6
Remeasurement/translation	(9)	1	(5)	(3)
Settlements/payments	(2)	(2)	(4)	(4)
Balance, June 30,	$147	$169	$147	$169

	June 30, 2022	December 31, 2021
Current portion included in “Accrued liabilities”	$7	$10
Noncurrent portion included in “Asset retirement obligations”	140	139
Asset retirement obligations	$147	$149

15.    Commitments and Contingencies
Purchase and Capital Commitments—Includes obligations for purchase requirements of process chemicals, supplies, utilities and services entered into in the ordinary course of business. At June 30, 2022, purchase commitments were $201 million for 2022, $192 million for 2023, $161 million for 2024, $141 million for 2025, $144 million for 2026, and $1,653 million thereafter.
Letters of Credit—At June 30, 2022, we had outstanding letters of credit and bank guarantees of $56 million, of which $20 million were letters of credit and $36 million were bank guarantees. Amounts for performance bonds were not material.
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
Hawkins Point Plant.  Residual waste mud, known as Batch Attack Mud, and a spent sulfuric waste stream were deposited in an onsite repository (the “Batch Attack Lagoon”) at a former TiO2 manufacturing site, Hawkins Point Plant in Baltimore, Maryland, operated by Cristal USA, Inc. from 1954 until 2011.  We assumed responsibility for remediation of the Hawkins Point Plant when we acquired the TiO2 business of Cristal in April 2019.  In 1984, a predecessor of Cristal and the Maryland Department of the Environment (“MDE”) entered into a consent decree (the “Consent Decree”) to address the Batch Attack Lagoon.  The Consent Decree required that Cristal close the Batch Attack Lagoon when the Hawkins Point Plant ceased operations.  In addition, we are investigating whether hazardous substances are migrating from the Batch Attack Lagoon.   A provision of $58 million has been made in our financial statements for the Hawkins Point Plant consistent with the accounting policy described above. We are in discussions with the MDE regarding a new consent decree to address both the Batch Attack Lagoon as well as other environmental contamination issues associated with the Hawkins Point Plant.

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
Venator Materials plc v. Tronox Limited.  In May 2019, Venator Materials plc (“Venator”) filed an action in the Superior Court of the State of Delaware alleging among other things that we owed Venator a $75 million “Break Fee” pursuant to the terms of a preliminary agreement dated July 14, 2018 (the “Exclusivity Agreement”). The Exclusivity Agreement required, among other things, Tronox and Venator to use their respective best efforts to negotiate a definitive agreement to sell the entirety of the National Titanium Dioxide Company Limited’s (“Cristal’s”) North American operations to Venator if a divestiture of all or a substantial part of these operations were required to secure the approval of the Federal Trade Commission for us to complete our acquisition of Cristal’s TiO2 business. In June 2019, we denied Venator's claims and counterclaimed against Venator seeking to recover $400 million in damages from Venator that we suffered as a result of Venator’s breaches of the Exclusivity Agreement. Specifically, we alleged, among other things, that Venator’s failure to use best efforts constituted a material breach of the Exclusivity Agreement and directly resulted in and caused us to sell Cristal’s North American operations to an alternative buyer for $701 million, $400 million less than the price Venator had agreed to in the Exclusivity Agreement. On April 6, 2022, the Judge presiding over the case in the Superior Court of the State of Delaware delivered a directed verdict in favor of Venator without allowing the jury to deliberate. The Company determined not to appeal the Judge's verdict, and as such, on April 18, 2022, the Company and Venator entered into a settlement agreement whereby the Company paid $85 million, inclusive of interest, on April 25, 2022. As a result, we recorded the charge within "Venator settlement" on the unaudited Condensed Consolidated Statement of Income for the six months ended June 30, 2022.
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
16.    Accumulated Other Comprehensive Loss Attributable to Tronox Holdings plc and Other Equity Items
The tables below present changes in accumulated other comprehensive loss by component for the three months ended June 30, 2022 and 2021.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, April 1, 2022	$(566)	$(99)	$28	$(637)
Other comprehensive loss	(118)	—	(6)	(124)
Amounts reclassified from accumulated other comprehensive loss	—	—	(11)	(11)
Balance, June 30, 2022	$(684)	$(99)	$11	$(772)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, April 1, 2021	$(557)	$(120)	$9	$(668)
Other comprehensive income (loss)	45	(1)	1	45
Amounts reclassified from accumulated other comprehensive income (loss)	—	1	(6)	(5)
Balance, June 30, 2021	$(512)	$(120)	$4	$(628)
The tables below present changes in accumulated other comprehensive loss by component for the six months ended June 30, 2022 and 2021.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, January 1, 2022	$(628)	$(100)	$(10)	$(738)
Other comprehensive income (loss)	(56)	—	43	(13)
Amounts reclassified from accumulated other comprehensive income	—	1	(22)	(21)
Balance, June 30, 2022	$(684)	$(99)	$11	$(772)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, January 1, 2021	$(491)	$(120)	$1	$(610)
Other comprehensive income (loss)	13	(2)	12	23
Amounts reclassified from accumulated other comprehensive income (loss)	—	2	(9)	(7)
Acquisition of noncontrolling interest	(34)	—	—	(34)
Balance, June 30, 2021	$(512)	$(120)	$4	$(628)
Repurchase of Common Stock
As previously announced, on November 9, 2021, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's stock through February 2024. During the three months ended June 30, 2022, we purchased a total of 1,457,568 shares on the open market at an average price of $16.75 per share and at an aggregate cost of approximately $25 million, including sales commissions and fees. As of June 30, 2022, we had purchased a total of 2,843,789 shares under the authorization at an average price of $17.38 per share and at a cost of approximately $50 million, including sales commissions and fees. Upon repurchase of the shares by the Company, the shares were cancelled. Under the authorization from our Board of Directors, we have approximately $251 million available for additional repurchases through February 2024.

17.    Share-Based Compensation
Restricted Share Units (“RSUs”)
2022 Grant - During the six months ended June 30, 2022, the Company granted both time-based and performance-based awards to certain members of management. A total of 573,191 of time-based awards were granted to management which will vest ratably over a three-year period ending March 5, 2025. A total of 68,296 of time-based awards were granted to non-

employee members of the Board which will vest in May 2024. A total of 524,472 of performance-based awards were granted, of which 262,236 of the awards vest based on a relative Total Shareholder Return ("TSR") calculation and 262,236 of the awards vest based on certain performance metrics of the Company. The non-TSR performance-based awards vest on March 5, 2025 based on the achievement against the target average company performance of three separate performance periods, commencing on January 1 of each 2022, 2023, and 2024 and ending on December 31 of each 2022, 2023 and 2024, for which, for each performance period, the performance metric is an average annual return on invested capital (ROIC) improvement versus 2021 ROIC. Similar to the Company's historical TSR awards granted in prior years, the TSR awards vest based on the Company's three-year TSR versus the peer group performance levels. Given these terms, the TSR metric is considered a market condition for which we used a Monte Carlo simulation to determine the weighted average grant date fair value of $34.11. The following weighted average assumptions were utilized to value the TSR grants:

2022
Dividend yield	1.73%
Expected historical volatility	68.6%
Risk free interest rate	1.40%
Expected life (in years)	3
The unrecognized compensation cost associated with all unvested awards at June 30, 2022 was $43 million, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of approximately 2.0 years.
During both the three months ended June 30, 2022 and 2021, we recorded $7 million of stock compensation expense. During the six months ended June 30, 2022 and 2021, we recorded $14 million and $16 million of stock compensation expense, respectively. The six months ended June 30, 2021 includes the acceleration of approximately $2 million of stock compensation expense associated with the retirement agreement entered into with the former CEO on March 18, 2021.
There were 13,881 options exercised during the six months ended June 30, 2022 with an intrinsic value of less than $1 million. Cash proceeds from the exercise of stock options was less than $1 million for the six months ended June 30, 2022.

18.    Pension and Other Postretirement Healthcare Benefits
The components of net periodic cost associated with our U.S. and foreign pension plans recognized in the unaudited Condensed Consolidated Statements of Income were as follows:

	Pensions		Pensions
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net periodic cost:
Service cost	$1	$1	$2	$2
Interest cost	4	3	7	7
Expected return on plan assets	(6)	(6)	(12)	(13)
Net amortization of actuarial loss and prior service credit	1	1	2	2
Total net periodic cost	$—	$(1)	$(1)	$(2)
The components of net periodic cost associated with our postretirement healthcare plans recognized in the unaudited Condensed Consolidated Statements of Income were as follows:

	Other Postretirement Benefit Plans		Other Postretirement Benefit Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net periodic cost:
Service cost	$—	$—	$—	$—
Interest cost	1	1	1	1
Expected return on plan assets	—	—	—	—
Net amortization of actuarial loss and prior service credit	—	—	—	1
Total net periodic cost	$1	$1	$1	$2
During the six months ended June 30, 2022, the Company made contributions to its pension plans of $4 million. The Company expects to make less than $1 million of pension contributions for the remainder of 2022.
For the three months ended June 30, 2022 and 2021, we contributed $1 million and $2 million, respectively, to the Netherlands Multiemployer Plan, which was primarily recognized in “Cost of goods sold” in the unaudited Condensed Consolidated Statement of Income. For the six months ended June 30, 2022 and 2021, we contributed $2 million and $3 million, respectively, to the Netherlands Multiemployer Plan, which was primarily recognized in “Cost of goods sold” in the unaudited Condensed Consolidated Statement of Income.
19.    Related Parties
Tasnee / Cristal
At June 30, 2022, Cristal International Holdings B.V. (formerly known as Cristal Inorganic Chemical Netherlands Cooperatief W.A.), a wholly-owned subsidiary of Tasnee, continues to own 37,580,000 shares of Tronox, or a 24% ownership interest.
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

Likewise, AMIC may require us to acquire the Slagger on the same terms if the Option Criteria are satisfied. Furthermore, pursuant to the Option Agreement and during its term, we agreed to lend AMIC and, upon the creation of the SPV, the SPV, up to $125 million for capital expenditures and operational expenses intended to facilitate the start-up of the Slagger (the “Tronox Loans”). At June 30, 2022, we have lent AMIC the Tronox Loans maximum amount of $125 million. At both June 30, 2022 and December 31, 2021, we have recorded the $125 million of total principal loan payments as well as the related interest of $10 million and $9 million, respectively, within “Other long-term assets” on the unaudited Condensed Consolidated Balance Sheet. The Option did not have a significant impact on the financial statements as of or for the period ended June 30, 2022. For the three months ended June 30, 2022 and June 30, 2021, Tronox recorded $14 million and nil, respectively, in "Cost of goods sold" on the unaudited Condensed Consolidated Statement of Income for purchases of feedstock material produced by the Slagger. For the six months ended June 30, 2022 and June 30, 2021, the corresponding Slagger feedstock purchases were $23 million and nil, respectively. At June 30, 2022 and December 31, 2021, amounts due related to Slagger feedstock purchases were $13 million and nil, respectively, which are recorded within “Accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet.
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
Additionally, on May 13, 2020, we amended a Technical Services Agreement that we had entered with AMIC on March 15, 2018, to add project management support services. Under this amended arrangement, AMIC and its consultants are still responsible for engineering and construction of the Slagger while we provide technical advice and project management services including supervision and management of third party consultants intended to satisfy the Option Criteria. As compensation for these services, Tronox receives a management fee, which is subject to certain success incentives if and when the Slagger achieves the Option Criteria. Tronox recorded management fees of $2 million in "Other income (expense), net" within the unaudited Condensed Consolidated Statement of Income for both the three months ended June 30, 2022 and 2021. For both the six months ended June 30, 2022 and 2021, the corresponding management fees were $4 million. Tronox recorded remaining technical support fees received under the Technical Services Agreement for the three months ended June 30, 2022 and June 30, 2021, respectively, of $1 million and nil, in "Selling, general and administrative expenses" on the unaudited Consolidated Statement of Income. Corresponding amounts for the six months ended June 30, 2022 and June 30, 2021, were $1 million and nil, respectively. At both June 30, 2022 and December 31, 2021, Tronox had a receivable due from AMIC related to the management and technical support fees of $1 million that is recorded within “Prepaid and other assets” on the unaudited Condensed Consolidated Balance Sheet.
At June 30, 2022, Tronox had a receivable due from Tasnee of $4 million recorded within “Prepaid and other assets” on the unaudited Condensed Consolidated Balance Sheet related primarily to pre-acquisition period tax matters in process with certain tax authorities which are reimbursable from Tasnee. At December 31, 2021, Tronox had a receivable due from Tasnee of $8 million primarily related to reimbursablee stamp duty taxes and pre-acquisition period tax settlements in process with certain tax authorities.
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

On December 17, 2020 we completed the MGT transaction. Repayment of the $36 million note payable is based on a fixed U.S. dollar amount per metric ton quantity of MGT delivered by us to ATTM over time and therefore the ultimate maturity date is variable in nature. If ATTM fails to purchase MGT from us under certain contractually agreed upon conditions, then at our election we may terminate the MGT supply agreement with ATTM and we will no longer owe any amount under the loan agreement with Cristal. We currently estimate the ultimate maturity to be between approximately five and six years, subject to actual future MGT production levels. The interest rate on the note payable is based on the SAIBOR plus a premium. At June 30, 2022, the outstanding balance of the note payable was $32 million, of which $6 million is expected to be paid within the next twelve months. During both the three months ended June 30, 2022 and June 30, 2021, Tronox recorded $1 million for MGT Loan repayments to Cristal which are recorded within "Net sales" on the unaudited Condensed Consolidated

Statement of Income. Corresponding MGT loan repayments during the six months ended June 30, 2022 and June 30, 2021 were $1 million and $2 million, respectively.

As a result of these transactions that we entered into related to the MGT assets, Tronox recorded $1 million and $2 million for purchase of chlorine gas from ATTM for the three months ended June 30, 2022 and June 30, 2021, respectively, and such amounts are recorded in "Cost of goods sold" on the unaudited Condensed Consolidated Statement of Income. Corresponding amounts purchased for the six months ended June 30, 2022 and June 30, 2021, were $2 million and $4 million, respectively. The amount due to ATTM as of both June 30, 2022 and December 31, 2021, for the purchase of chlorine gas was $1 million and is recorded within “Accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet. During the three months ended June 30, 2022 and June 30, 2021, Tronox recorded $5 million and $8 million, respectively, for MGT sales made to ATTM. Corresponding amounts for the six months ended June 30, 2022 and June 30, 2021 were $11 million and $17 million, respectively. The MGT sales are recorded in “Net sales” on the unaudited Condensed Consolidated Statement of Income. At June 30, 2022 and December 31, 2021, Tronox had a receivable from ATTM of $3 million and $6 million, respectively, from MGT sales that is recorded within “Prepaid and other assets” on the unaudited Condensed Consolidated Balance Sheet.

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
Business Environment
The following discussion includes trends and factors that may affect future operating results:
Second quarter revenue increased 2% compared to the prior year, driven by higher revenue from TiO2, partially offset by lower zircon revenues, while revenue from feedstock and other products was largely in line. Compared to the prior year, TiO2 average selling prices increased 19% on a local currency basis and 15% on a US dollar basis and Zircon average selling prices increased 47%. TiO2 volumes declined 9% versus the prior year driven primarily by Europe, Middle East / Africa, and Asia Pacific. Zircon volumes declined 38% year-over-year driven by higher sales from inventory in the year ago quarter. Revenue from feedstock and other products decreased 2% compared to the prior year, primarily due to lower pig iron volumes partially offset by higher pig iron average selling prices.
Sequentially, revenue decreased 2% in the second quarter of 2022 compared to the first quarter of 2022 primarily due to lower revenue from TiO2 and pig iron, partially offset by higher zircon revenues. TiO2 volumes decreased 3% sequentially partially offset by average selling prices which grew 4% sequentially on a local currency basis and 2% on a US dollar basis. Revenue from Zircon increased 3% sequentially, driven by an 8% increase in average selling prices partially offset by 5% lower sales volumes. Feedstock and other product revenues decreased 23% sequentially mainly due to lower pig iron volumes partially offset by higher pig iron average selling prices.

Second quarter gross profit increased year over year due to the favorable impacts of average selling prices and favorable exchange rates, partially offset by headwinds from lower sales volumes of both TiO2 and Zircon, higher production costs due to inflationary cost pressures and increased freight rates.
As of June 30, 2022, our total available liquidity was $508 million, including $112 million in cash and cash equivalents and $396 million available under revolving credit agreements. As of June 30, 2022, our total debt was $2.5 billion and net debt to trailing-twelve month Adjusted EBITDA was 2.5x. The Company also has no financial covenants on its term loan or bonds and only one springing financial covenant on its Cash Flow Revolver, which we do not expect to be triggered based on our current scenario planning.

Condensed Consolidated Results of Operations
Three Months Ended June 30, 2022 compared to the Three Months Ended June 30, 2021

	Three Months Ended June 30,
	2022	2021	Variance
Net sales	$945	$927	$18
Cost of goods sold	682	700	(18)
Gross profit	263	227	36
Gross Margin	27.8%	24.5%	3.3 pt

Selling, general and administrative expenses	73	77	(4)
Income from operations	190	150	40
Interest expense	(28)	(36)	8
Interest income	2	2	—
Loss on extinguishment of debt	(20)	(23)	3
Other income, net	8	4	4
Income before income taxes	152	97	55
Income tax provision	223	(20)	243
Net income	$375	$77	$298

Effective tax rate	(147)%	21%

EBITDA (1)	$245	$202	$43
Adjusted EBITDA (1)	$275	$237	$38
Adjusted EBITDA as % of Net Sales	29.1%	25.6%	3.5 pt
_______________
(1)EBITDA and Adjusted EBITDA are Non-U.S. GAAP financial measures. Please refer to the “Non-U.S. GAAP Financial Measures” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of these measures and a reconciliation of these measures to Net income from operations.
Net sales of $945 million for the three months ended June 30, 2022 increased by 2%, compared to $927 million for the same period in 2021. The increase is primarily due to higher average selling prices of TiO2, Zircon and pig iron.

Net sales by type of product for the three months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,
	2022	2021	Variance	Percentage
TiO2	$769	$740	$29	4%
Zircon	111	121	(10)	(8)%
Feedstock and other products	65	66	(1)	(2)%
Total net sales	$945	$927	$18	2%
For the three months ended June 30, 2022, TiO2 revenue was higher by 4% or $29 million compared to the prior year quarter primarily due to $124 million increase in average selling prices partially offset by a decrease of $69 million in sales volumes. Foreign currency negatively impacted TiO2 revenue by $26 million primarily due to the weakening of the Euro. Zircon revenue decreased $10 million primarily due to a 38% decrease in sales volumes partially offset by a 47% increase in average selling prices. Feedstock and other products revenues decreased $1 million from the year-ago quarter primarily due to a decrease in sales volumes of pig iron partially offset by higher average selling prices of pig iron.
Gross profit of $263 million was 27.8% of net sales compared to 24.5% of net sales in the year-ago quarter. The increase in gross margin is primarily due to:
•the favorable impact of 14 points primarily due to an increase in TiO2, Zircon and pig iron selling prices,
•the net favorable impact of 3 points due to changes in foreign exchange rates, primarily as a result of the South African Rand and Australian dollar, partially offset by, and
•the unfavorable impact of 14 points due to product mix and higher production costs and increased freight rates which were offset by favorable overhead absorption and cost savings.

Selling, general and administrative expenses decreased by $4 million or 5% during the three months ended June 30, 2022 compared to the same period of the prior year. The decrease is mainly due to lower employee costs of $8 million. These decreases were partially offset by higher travel and entertainment expenses of $2 million. The remaining balance was driven by individually immaterial amounts.

Income from operations for the three months ended June 30, 2022 was $190 million compared to $150 million in the prior year period. The increase of $40 million was primarily due to the higher TiO2, Zircon and pig iron selling prices and lower SG&A expenses discussed above.
Adjusted EBITDA as a percentage of net sales was 29.1% for the three months ended June 30, 2022 as compared to 25.6% from the prior year primarily due to the increased gross margin as a result of improved pricing and favorable product mix as well as the decrease in SG&A expenses as discussed above.
Interest expense for the three months ended June 30, 2022 decreased by $8 million compared to the same period of 2021 primarily due to lower average debt outstanding balances primarily on the Term Loan Facility as well as lower average interest rates mainly on the 2022 Term Loan Facility as compared to the 6.5% Senior Secured Notes due 2025 in the prior year quarter.
Loss on extinguishment of debt was $20 million for the three months ended June 30, 2022 which is primarily comprised of a $18 million call premium paid in relation to the redemption of the 6.5% Senior Secured Notes and related write-off of certain debt issuance costs associated with the issuance of a new term loan which closed in April 2022.
Other income, net for the three months ended June 30, 2022 primarily consisted of approximately $4 million of net realized and unrealized foreign currency gains, $2 million associated with the monthly technical service fee relating to the Jazan slagger we receive from AMIC and $1 million of pension income primarily due to expected return on plan assets offset by pension related interest costs and amortization of actuarial gains/losses. The remaining balance was driven by individually immaterial amounts.

We continue to maintain full valuation allowances related to the total net deferred tax assets in Switzerland and the United Kingdom.  The provisions for income taxes associated with these jurisdictions include no tax benefits with respect to losses incurred and tax expense only to the extent of current tax payments. Additionally, we have valuation allowances against other specific tax assets.
On a reported basis, the effective tax rate was (147)% and 21% for the three months ended June 30, 2022 and 2021, respectively. The effective tax rates for the three months ended June 30, 2022 and 2021 are impacted by a variety of factors, primarily income and losses in jurisdictions with valuation allowances, disallowable expenditures, prior year accruals, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate. The effective tax rate for the three months ended June 30, 2022 was significantly impacted by the $262 million deferred tax benefit from the release of a portion of the valuation allowance in Australia.

Six Months Ended June 30, 2022 compared to the Six Months Ended June 30, 2021

	Six Months Ended June 30,
	2022	2021	Variance
Net sales	$1,910	$1,818	$92
Cost of goods sold	1,415	1,385	30
Gross profit	495	433	62
Gross Margin	25.9%	23.8%	2.1 pt

Selling, general and administrative expenses	151	158	(7)
Venator settlement	85	—	85
Income from operations	259	275	(16)
Interest expense	(60)	(86)	(26)
Interest income	4	3	1
Loss on extinguishment of debt	(21)	(57)	(36)
Other income (expense), net	4	(6)	10
Income before income taxes	186	129	57
Income tax provision	205	(26)	(231)
Net income	$391	$103	$288

Effective tax rate	(110)%	20%

EBITDA (1)	$377	$367	$10
Adjusted EBITDA (1)	$515	$462	$53
Adjusted EBITDA as % of Net Sales	27.0%	25.4%	1.6 pt
_______________
(1)EBITDA and Adjusted EBITDA are Non-U.S. GAAP financial measures. Please refer to the “Non-U.S. GAAP Financial Measures” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of these measures and a reconciliation of these measures to Net income from operations.
Net sales of $1,910 million for the six months ended June 30, 2022 increased by 5% compared to $1,818 million for the same period in 2021. The increase is primarily due to increases in average selling prices of TiO2, Zircon and pig iron.
Net sales by type of product for the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended June 30,
	2022	2021	Variance	Percentage
TiO2	$1,542	$1,436	$106	7%
Zircon	219	244	(25)	(10)%
Feedstock and other products	149	138	11	8%
Total net sales	$1,910	$1,818	$92	5%
For the six months ended June 30, 2022, TiO2 revenue was higher by 7% or $106 million compared to the prior year period. TiO2 revenue increased primarily due to a $254 million increase in average selling prices partially offset by a $109 million decrease in sales volumes. Foreign currency negatively impacted TiO2 revenue by $39 million due to the weakening of the Euro. Zircon revenues decreased $25 million primarily due to 38% decrease in sales volumes partially offset by a 45% increase in average selling prices. Feedstock and other products revenues increased $11 million primarily due to higher average selling prices of pig iron partially offset by decreases in pig iron sales volumes.
Gross margin of $495 million was 25.9% of net sales compared to 23.8% of net sales in the year-ago period. The increase in gross margin is primarily due to:
•the favorable impact of 15 points primarily due to an increase in TiO2, Zircon and pig iron selling prices,
•the net favorable impact of 2 points due to changes in foreign exchange rates, primarily due to the South African Rand and Australian dollar, and
•the unfavorable impact of 15 points due to product mix and higher production costs and increased freight rates which were offset by favorable overhead absorption and cost savings.

Selling, general and administrative expenses decreased by $7 million or 4% during the six months ended June 30, 2022 compared to the same period of the prior year primarily driven by a $14 million decrease in employee costs offset by higher travel and entertainment expenses of $5 million. The remaining balance was driven by individually immaterial amounts.
The outcome of the Venator settlement resulted in a $85 million payment to Venator which includes $10 million of interest accrued since May 13, 2019 (refer to Note 15 in notes to condensed consolidated financial statements for further details).
Income from operations for the six months ended June 30, 2022 was $259 million compared to income from operations of $275 million in the prior year period. The decrease of $16 million was primarily due to the Venator settlement of $85 million (discussed above) partially offset by higher TiO2, Zircon and pig iron selling prices and lower SG&A expenses as discussed above.
Adjusted EBITDA as a percentage of net sales was 27.0% for the six months ended June 30, 2022, an increase of 1.6 points from 25.4% in the prior year. The higher gross margin and lower SG&A expenses as discussed above were the primary drivers of the year-over-year increase in Adjusted EBITDA percentage.
Interest expense for the six months ended June 30, 2022 decreased by $26 million compared to the same period of 2021 primarily due to the lower average debt outstanding balances primarily on the Term Loan Facility and the lower average interest on the 2022 Term Loan Facility as compared to the 6.5% Senior Secured Notes due 2025 in the prior year period.
Loss on extinguishment of debt was $21 million for the six months ended June 30, 2022 which is primarily comprised of a $18 million call premium paid in relation to the redemption of the 6.5% Senior Secured Notes and related write-off of certain debt issuance costs associated with the issuance of a new term loan which closed in April 2022.
Other income (expense), net for the six months ended June 30, 2022 primarily consisted of approximately $4 million associated with the monthly technical service fee relating to the Jazan slagger we receive from AMIC and $2 million of pension income primarily due to expected return on plan assets offset by pension related interest costs and amortization of actuarial gains/losses partially offset by $4 million of net realized and unrealized foreign currency losses. The foreign currency gains were primarily driven by the South African Rand and the Australian dollars used in the remeasurement of our U.S. dollar denominated working capital and other long term obligations partially offset by the impact of our foreign currency derivatives.

We continue to maintain full valuation allowances related to the total net deferred tax assets in Switzerland and the United Kingdom.  The provisions for income taxes associated with these jurisdictions include no tax benefits with respect to losses incurred and tax expense only to the extent of current tax payments. Additionally, we have valuation allowances against other specific tax assets.

On a reported basis, the effective tax rate was (110)% and 20% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rates for the six months ended June 30, 2022 and 2021 are impacted by a variety of factors, primarily income and losses in jurisdictions with valuation allowances, disallowable expenditures, prior year accruals, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate. The effective tax rate for the six months ended June 30, 2022 was significantly impacted by the $262 million deferred tax benefit from the release of a portion of the valuation allowance in Australia, the non-deductible Venator settlement and the related interest expense in a jurisdiction with a full valuation allowance, and a $7 million deferred tax benefit from statutory tax rate changes in two foreign jurisdictions.
Other Comprehensive Income
Other comprehensive loss was $140 million in the three months ended June 30, 2022 as compared to other comprehensive income of $45 million in the three months ended June 30, 2021. The change is primarily due to the unfavorable foreign currency translation adjustments of $123 million in the three months ended June 30, 2022 as compared to favorable foreign currency translation adjustments of $50 million in the prior year period. In addition, we recognized a net loss on derivative instruments of $17 million in the six months ended June 30, 2022 as compared to a net loss on derivative instruments of $5 million in the prior year period.
Other comprehensive loss was $31 million in the six months ended June 30, 2022 as compared to other comprehensive income of $11 million in the six months ended June 30, 2021. The change is primarily due to the unfavorable foreign currency translation adjustments of $53 million in the six months ended June 30, 2022 as compared to favorable foreign currency translation adjustments of $8 million in the prior year period. In addition, we recognized a net gain on derivative instruments of $21 million in the six months ended June 30, 2022 as compared to a net gain on derivative instruments of $3 million in the prior year period.
Liquidity and Capital Resources
The following table presents our liquidity as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(Millions of U.S. dollars)
Cash and cash equivalents	$112	$228
Available under the new Cash Flow Revolver	260	329
Available under the Standard Credit Facility	61	63
Available under the Emirates Revolver	56	38
Available under the SABB Facility	19	19
Total	$508	$677
Historically, we have funded our operations and met our commitments through cash generated by operations, issuance of unsecured notes, bank financings and borrowings under lines of credit. In the next twelve months, we expect that our operations will provide sufficient cash for our operating expenses, capital expenditures, interest payments and debt repayments, however, if necessary, we have the ability to borrow under our debt and revolving credit agreements (see Note 11 of notes to consolidated financial statements). This is predicated on our achieving our forecast which could be negatively impacted by items outside of our control, including, among other things, macroeconomic conditions, inflationary pressures, political instability including the ongoing Russia and Ukraine conflict and any expansion of such conflict, and supply chain disruptions. If negative events occur in the future, we may need to reduce our capital spend, cut back on operating costs and other items within our control to maintain adequate liquidity.
In April 2022, we drew down $85 million on our Cash Flow Revolver which was utilized to make the payment to Venator. We repaid $15 million during the three months ended June 30, 2022 and the remaining outstanding balance is $70 million as of June 30, 2022.

In July 2022, we drew down 400 million South African rand (approximately $25 million at the June 30, 2022 exchange rate) for general corporate purposes.
Working capital (calculated as current assets less current liabilities) was $1.1 billion at June 30, 2022 compared to $1.2 billion at December 31, 2021.
As of June 30, 2022, the non-guarantor subsidiaries of our Senior Notes due 2029 represented approximately 20% of our total consolidated liabilities and approximately 37% of our total consolidated assets. For both the three and six months ended June 30, 2022, the non-guarantor subsidiaries of our Senior Notes due 2029 represented approximately 43% of our total consolidated net sales and approximately 44% of our consolidated EBITDA (as such term is defined in the 2029 Indenture). In addition, as of June 30, 2022, our non-guarantor subsidiaries had $795 million of total consolidated liabilities (including trade payables but excluding intercompany liabilities), all of which would have been structurally senior to the 2029 Notes. See Note 11 of notes to unaudited condensed consolidated financial statements.
At June 30, 2022, we had outstanding letters of credit and bank guarantees of $56 million. See Note 15 of notes to unaudited condensed consolidated financial statements.
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
During the three months ended June 30, 2022, our credit rating with Moody’s remained unchanged from March 31, 2022 at Ba3 stable outlook, positively upgraded from B1 stable outlook at December 31, 2021. During the three months ended June 30, 2022, our credit rating with Standard & Poor's remained unchanged from March 31, 2022 at B positive outlook, positively upgraded from B stable outlook at December 31, 2021. See Note 11 of notes to unaudited condensed consolidated financial statements.
Cash and Cash Equivalents
We consider all investments with original maturities of three months or less to be cash equivalents. As of June 30, 2022, our cash and cash equivalents were invested in money market funds and we also receive earnings credits for some balances left in our bank operating accounts. We maintain cash and cash equivalents in bank deposit and money market accounts that may exceed federally insured limits. The financial institutions where our cash and cash equivalents are held are highly rated and geographically dispersed, and we have a policy to limit the amount of credit exposure with any one institution. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk.
The use of our cash includes payment of our operating expenses, capital expenditures, servicing our interest and debt repayment obligations, cash taxes, making pension contributions and making quarterly dividend payments. Going forward, we expect to continue to invest in our businesses through cost reduction, as well as growth and vertical integration-related capital expenditures including projects such as newTRON and various mine development projects, continued reductions in our debt, continued annual dividends and share repurchases.
Repatriation of Cash
At June 30, 2022, we held $112 million in cash and cash equivalents in these respective jurisdictions: $4 million in the United States, $18 million in Europe, $41 million in Australia, $25 million in Brazil, $10 million in Saudi Arabia, $13 million in China and $1 million in India. Our credit facilities limit transfers of funds from subsidiaries in the United States to certain foreign subsidiaries. In addition, at June 30, 2022, we held $2 million of restricted cash of which approximately $1 million is in Australia related to performance bonds and $1 million is in Saudi Arabia related to vendor supply agreement guarantees.
Tronox Holdings plc has foreign subsidiaries with undistributed earnings at June 30, 2022. We have made no provision for deferred taxes related to these undistributed earnings because they are considered indefinitely reinvested in the foreign jurisdictions.

Stock Repurchases
As previously announced, on November 9, 2021, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's stock through February 2024. During the three months ended June 30, 2022, we purchased a total of 1,457,568 shares on the open market at an average price of $16.75 per share and at an aggregate cost of approximately $25 million, including sales commissions and fees. As of June 30, 2022, we had purchased a total of 2,843,789 shares under the authorization at an average price of $17.38 per share and at a cost of approximately $50 million, including sales commissions and fees. Upon repurchase of the shares by the Company, the shares were cancelled. Under the authorization from our Board of Directors, we have approximately $251 million available for additional repurchases through February 2024.
Cash Dividends on Ordinary Shares
On May 12, 2022, the Board declared a quarterly dividend of $0.125 per share to holders of our ordinary shares at the close of business on May 23, 2022, which was paid on June 24, 2022.

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
As a result of this transaction, we recognized approximately $20 million and $21 million, including a call premium of $18 million, in "Loss on Extinguishment of Debt" on the unaudited Consolidated Statement of Income for the three and six months ended June 30, 2022, respectively.
At June 30, 2022 and December 31, 2021, our long-term debt, net of unamortized discount and debt issuance costs was $2.5 billion and $2.6 billion, respectively. At June 30, 2022 and December 31, 2021, our net debt (the excess of our debt over cash and cash equivalents) was $2.4 billion and $2.3 billion, respectively. See Note 11 of notes to unaudited condensed consolidated financial statements.
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

Cash Flows
The following table presents cash flow for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(Millions of U.S. dollars)
Cash provided by operating activities	$221	$345
Cash used in investing activities	(201)	(116)
Cash used in financing activities	(143)	(573)
Effects of exchange rate changes on cash and cash equivalents and restricted cash	5	3
Net decrease in cash, cash equivalents and restricted cash	$(118)	$(341)
Cash Flows provided by Operating Activities — Cash provided by operating activities of $221 million is primarily driven by $347 million of net income adjusted for non-cash items offset by a net cash outflow of $126 million related to changes in assets and liabilities. The following table provides our net cash provided by operating activities for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
	(Millions of U.S. dollars)
Net income	$391	$103
Adjustments for non-cash items	(44)	259
Income related cash generation	347	362
Net change in assets and liabilities	(126)	(17)
Cash provided by operating activities	$221	$345
Net cash provided by operating activities decreased by $124 million year-over-year from net cash provided by operations of $345 million in the prior year to net cash provided by operating activities of $221 million during the current year. This decrease was generated primarily due to a use of cash for working capital items of $113 million coupled with lower net income adjusted for non-cash items of $15 million.
Cash Flows used in Investing Activities — Net cash used in investing activities for the six months ended June 30, 2022 was $201 million as compared to $116 million for the same period in 2021 primarily due to increased capital expenditures of $202 million during the current year as compared to $118 million in the prior year.
Cash Flows used in Financing Activities —Net cash used in financing activities during the six months ended June 30, 2022 was $143 million as compared to cash used in financing activities of $573 million for the six months ended June 30, 2021. The six months ended June 30, 2022 was primarily comprised of the early redemption of the 6.5% Senior Secured Notes due 2025 of $500 million and a related call premium paid of $18 million. These repayments were offset by proceeds from the new 2022 Term Loan Facility of $396 million. We also drew down $85 million on our Cash Flow Revolver and subsequently repaid $15 million in the current year. Additionally, during the current year, $41 million was used in the repurchase of the Company's stock as part of our previously announced share repurchase program and $41 million was used to pay dividends.
The six months ended June 30, 2021 was primarily comprised of $2,375 million from the proceeds from the issuance of our Senior Notes due 2029 and the Term Loan Facility offset by repayments of long-term debt of $2,846 million primarily related to the repayment of the prior term loan facility and early redemption of our senior notes originally due 2025 and 2026 as well as associated call premiums of $40 million and debt issuance costs of $34 million. During the prior year, the Company also paid dividends of $28 million.

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of June 30, 2022:

	Contractual Obligation Payments Due by Year (3)(4)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of U.S. dollars)
Long-term debt, net and lease financing (including interest) (1)	$3,321	216	277	315	2,513
Purchase obligations (2)	2,492	201	353	285	1,653
Operating leases	221	28	44	29	120
Asset retirement obligations and environmental liabilities(5)	431	11	28	25	367
Total	$6,465	456	702	654	4,653
__________________
(1)We calculated the Term Loan Facility interest at a LIBOR plus a margin of 2.25% and the 2022 Term Loan Facility at a SOFR plus a margin of 3.25%. See Note 11 of notes to our unaudited condensed consolidated financial statements.
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

The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Millions of U.S. dollars)
Net income (U.S. GAAP)	$375	$77	$391	$103
Interest expense	28	36	60	86
Interest income	(2)	(2)	(4)	(3)
Income tax provision	(223)	20	(205)	26
Depreciation, depletion and amortization expense	67	71	135	155
EBITDA (non-U.S. GAAP)	245	202	377	367
Share-based compensation (a)	7	7	14	16
Transaction costs (b)	—	—	—	18
Venator settlement (c)	—	—	85	—
Loss on extinguishment of debt (d)	20	23	21	57
Costs associated with former CEO retirement (e)	—	—	—	1
Gain on asset sale (f)	—	—	—	(2)
Foreign currency remeasurement (g)	(4)	—	4	(4)
Costs associated with Exxaro deal (h)	—	—	—	1
Severance charges and related costs (i)	2	—	3	—
Other items (j)	5	5	11	8
Adjusted EBITDA (non-U.S. GAAP)	$275	$237	$515	$462

(a) Represents non-cash share-based compensation. See Note 17 of notes to unaudited condensed consolidated financial statements.
(b) Represents breakage fee and other costs associated with the termination of the TTI Transaction which were primarily recorded in “Other income (expense), net” in the unaudited Condensed Consolidated Statements of Income.
(c) Represents breakage fee including interest associated with the Venator settlement which were recorded in "Venator settlement" in the unaudited Condensed Consolidated Statements of Income.
(d) 2022 amount represents the loss in connection with the redemption of the 6.5% Senior Secured Notes and the issuance of a new term loan which closed in April 2022. 2021 amount represents the loss in connection with the following: 1) termination of its Wells Fargo Revolver, 2) amendment and restatement of its term loan facility including the new revolving credit facility, 3) termination of its Senior Notes due 2026 and its Senior Notes due 2025, 4) issuance of its Senior Notes due 2029 and 5) voluntary prepayments made on the new Term Loan Facility.
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
(i) Represents severance charges for employees whose position was eliminated from the Company which were recorded in "Selling, general and administrative expenses" in the unaudited Condensed Consolidated Statements of Income.
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
Market Risk
A substantial portion of our products and raw materials are commodities that reprice as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to vary with changes in the business cycle. Our TiO2 prices may do so in the near term as ore prices and pigment prices are expected to fluctuate over the next few years. We try to protect against such instability through various business strategies. These include provisions in sales contracts allowing us to pass on higher raw material costs through timely price increases and formula price contracts to transfer or share commodity price risk, enter into fixed purchase commitments to eliminate volatility in commodity purchases, as well as using varying contract term lengths and selling to a diverse mix of customers by geography and industry to reap the benefits of a diverse portfolio.
Credit Risk
Credit risk is the risk that a borrower or a counterparty will fail to meet their obligations. A significant portion of our liquidity is concentrated in trade accounts receivable that arise from sales of our products to customers. In the case of TiO2, the high level of industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. We have significant exposure to credit risk in industries that are affected by cyclical economic fluctuations. We perform ongoing credit evaluations of our customers from time to time, as deemed appropriate, to mitigate credit risk but generally do not require collateral. Our contracts typically enable us to tighten credit terms if we perceive additional credit risk; however, historic losses due to write offs of bad debt have been insignificant. In addition, due to our international operations, we are subject to potential trade restrictions and sovereign risk in certain countries in which we operate. We maintain allowances for potential credit losses based on specific customer review and current financial conditions. During the six months ended June 30, 2022 and 2021, our ten largest third-party customers represented 29% and 28%, respectively, of our consolidated net sales. During the six months ended June 30, 2022 and 2021, no single customer accounted for 10% of our consolidated net sales.
Interest Rate Risk
Interest rate risk arises from the possibility that changes in interest rates will impact our financial results. We are exposed to interest rate risk on our floating rate debt, the Term Loan Facility, the 2022 Term Loan Facility, Standard Bank Term Loan Facility, and Cash Flow Revolver, Standard Bank Revolver, Emirates Revolver and SABB Credit Facility balances. Using a sensitivity analysis as of June 30, 2022, a hypothetical 1% increase in interest rates would result in a net decrease to pre-tax income of approximately $7 million on an annualized basis. This is due to the fact that earnings on our floating rate financial assets of $18 million at June 30, 2022 would increase by the full 1%, offsetting the impact of a 1% increase in interest expense on our floating rate debt of approximately $740 million.
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
We periodically enter into foreign currency contracts used to hedge non-functional currency sales for our South African subsidiaries and forecasted non-functional currency cost of goods sold for our Australian subsidiaries. These foreign currency contracts are designated as cash flow hedges. Changes to the fair value of these foreign currency contracts are recorded as a component of other comprehensive (loss) income to the extent such contracts are effective, and are recognized in net sales or costs of goods sold in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. As of June 30, 2022, we had notional amounts of 250 million Australian dollars (or approximately $173 million at June 30, 2022 exchange rate) that expire between July 28, 2022 and December 29, 2022 to reduce the exposure of our Australian subsidiaries’ cost of sales to fluctuations in currency rates. As of June 30, 2022, we had notional amounts of 2.5 billion South African Rand (approximately $154 million at June 30, 2022 exchange rate) that expire between July 29, 2022 and December 30, 2022 to reduce the exposure of our South African subsidiaries' third party sales to fluctuations in currency rates. Refer to Note 12 in notes to unaudited condensed consolidated financial statements.
From time to time, we enter into foreign currency contracts for the South African Rand and Australian dollar to reduce exposure of our subsidiaries’ balance sheet accounts not denominated in our subsidiaries' functional currency to fluctuations in foreign currency rates. At June 30, 2022, there was (i) 569 million South African Rand (or approximately $35 million at June 30, 2022 exchange rate) and (ii) 161 million Australian dollars (or approximately $111 million at June 30, 2022 exchange rate) of notional amounts of outstanding foreign currency contracts. At December 31, 2021, there was (i) 510 million South African Rand (or approximately $31 million at June 30, 2022 exchange rate) and (ii) 172 million Australian dollars (or approximately $119 million at June 30, 2022 exchange rate) of notional amounts outstanding foreign currency contracts. Refer to Note 12 in notes to unaudited condensed consolidated financial statements.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of Tronox’s management, including our co-CEOs and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”), as of June 30, 2022, the end of the period covered by this report. Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date. Tronox’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Tronox in the reports that it files or submits under the Exchange Act is accumulated and communicated to Tronox’s management, including Tronox’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date.
An evaluation of our internal control over financial reporting was also performed to determine whether any changes have occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table provides information with respect to purchases of our shares of common stock, $0.01 par value per share, during the three months ended June 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs (1)	Approximate Dollar Value That May Yet Be Purchased Under the Program (2)
				$274,979,258
April 1, 2022 through April 30, 2022	—	$—	—	$274,979,258
May 1, 2022 through May 31, 2022	—	$—	—	$274,979,258
June 1, 2022 through June 30, 2022	1,457,568	$16.75	1,457,568	$250,536,235
Totals	1,457,568	$16.75	1,457,568	$250,536,235
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

101
The following financial statements from Tronox Holdings plc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (furnished herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema Document. (furnished herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (furnished herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. (furnished herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. (furnished herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (furnished herewith)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2022, which has been formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:
July 28, 2022

TRONOX HOLDINGS PLC (Registrant)

By:	/s/ Timothy Carlson
Name:	Timothy Carlson
Title:	Senior Vice President, Chief Financial Officer

By:	/s/ Jonathan P. Flood
Name:	Jonathan P. Flood
Title:	Vice President, Controller and Principal Accounting Officer