Form 10-Q
period 2022-09-30
Tronox Holdings plc
filed 2022-10-27
CIK 1530804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of October 20, 2022, the Registrant had 154,465,072 ordinary shares outstanding.

Item 1.    Financial Statements (Unaudited)

Page No.

Unaudited Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2022 and 2021	4
Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2022 and 2021	5
Unaudited Condensed Consolidated Balance Sheets at September 30, 2022 and December 31, 2021	6
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021	7
Unaudited Condensed Consolidated Statement of Shareholders’ Equity for the Three and Nine Months Ended September 30, 2022 and 2021	8
Notes to Unaudited Condensed Consolidated Financial Statements	10

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$895	$870	$2,805	$2,688
Cost of goods sold	663	626	2,078	2,011
Gross profit	232	244	727	677
Selling, general and administrative expenses	69	76	220	234
Venator settlement	—	—	85	—
Income from operations	163	168	422	443
Interest expense	(32)	(37)	(92)	(123)
Interest income	2	1	6	4
Loss on extinguishment of debt	—	(3)	(21)	(60)
Other income, net	8	12	12	6
Income before income taxes	141	141	327	270
Income tax benefit (provision)	(18)	(28)	187	(54)
Net income	123	113	514	216
Net income attributable to noncontrolling interest	2	2	2	13
Net income attributable to Tronox Holdings plc	$121	$111	$512	$203

Earnings per share:
Basic	$0.78	$0.72	$3.30	$1.34
Diluted	$0.77	$0.70	$3.23	$1.29

Weighted average shares outstanding, basic (in thousands)	154,548	153,762	155,027	151,472
Weighted average shares outstanding, diluted (in thousands)	156,948	159,020	158,201	157,148
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Millions of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$123	$113	$514	$216
Other comprehensive income (loss):
Foreign currency translation adjustments	(122)	(70)	(175)	(62)
Pension and postretirement plans:
Actuarial losses, (net of tax benefit of nil in both the three and nine months ended September 30, 2022 and less than $1 million in both the three and nine months September 30, 2021)	—	1	—	(1)
Amortization of unrecognized actuarial losses, (net of tax benefit of less than $1 million in both the three months ended September 30, 2022 and 2021, respectively, and $1 million and less than $1 million in the nine months ended September 30, 2022 and 2021, respectively)	1	1	2	3
Total pension and postretirement gains	1	2	2	2
Realized (gains) losses on derivatives reclassified from accumulated other comprehensive loss to the Condensed Consolidated Statement of Income (net of tax expense of less than $1 million and nil in the three months ended September 30, 2022 and 2021, respectively, and net of tax expense of $1 million and nil in the nine months ended September 30, 2022 and 2021)	(1)	(13)	(23)	(22)
Unrealized (losses) gains on derivative financial instruments, (net of tax benefit of $1 million and nil for the three months ended September 30, 2022 and 2021, respectively and net of tax expense of $3 million and nil for the nine months ended September 30, 2022 and 2021, respectively) - See Note 12	7	—	50	12

Other comprehensive loss	(115)	(81)	(146)	(70)

Total comprehensive income	8	32	368	146

Comprehensive income (loss) attributable to noncontrolling interest:
Net income	2	2	2	13
Foreign currency translation adjustments	(2)	(4)	1	(9)
Comprehensive (loss) income attributable to noncontrolling interest	—	(2)	3	4

Comprehensive income attributable to Tronox Holdings plc	$8	$34	$365	$142
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	September 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$91	$228
Restricted cash	—	4
Accounts receivable (net of allowance for credit losses of $4 million and $4 million as of September 30, 2022 and December 31, 2021, respectively)	584	631
Inventories, net	1,132	1,048
Prepaid and other assets	155	132
Income taxes receivable	5	6
Total current assets	1,967	2,049
Noncurrent Assets
Property, plant and equipment, net	1,749	1,710
Mineral leaseholds, net	693	747
Intangible assets, net	251	217
Lease right of use assets, net	82	85
Deferred tax assets	1,216	985
Other long-term assets	201	194
Total assets	$6,159	$5,987

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$426	$438
Accrued liabilities	262	328
Short-term lease liabilities	18	26
Short-term debt	84	—
Long-term debt due within one year	22	18
Income taxes payable	26	12
Total current liabilities	838	822
Noncurrent Liabilities
Long-term debt, net	2,463	2,558
Pension and postretirement healthcare benefits	108	116
Asset retirement obligations	136	139
Environmental liabilities	64	66
Long-term lease liabilities	55	55
Deferred tax liabilities	143	157
Other long-term liabilities	30	32
Total liabilities	3,837	3,945

Commitments and Contingencies - Note 15
Shareholders’ Equity
Tronox Holdings plc ordinary shares, par value $0.01 — 154,460,592 shares issued and outstanding at September 30, 2022 and 153,934,677 shares issued and outstanding at December 31, 2021	2	2
Capital in excess of par value	2,038	2,067
Retained earnings	1,116	663
Accumulated other comprehensive loss	(885)	(738)
Total Tronox Holdings plc shareholders’ equity	2,271	1,994
Noncontrolling interest	51	48
Total equity	2,322	2,042
Total liabilities and equity	$6,159	$5,987
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Millions of U.S. dollars)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$514	$216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	201	227
Deferred income taxes	(241)	13
Share-based compensation expense	21	23
Amortization of deferred debt issuance costs and discount on debt	6	8
Loss on extinguishment of debt	21	60
Other non-cash items affecting net income	51	23
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, net of allowance for credit losses	7	(95)
(Increase) decrease in inventories, net	(151)	104
Decrease in prepaid and other assets	16	36
(Decrease) Increase in accounts payable and accrued liabilities	(55)	26
Net changes in income tax payables and receivables	17	14
Changes in other non-current assets and liabilities	(49)	(54)
Cash provided by operating activities	358	601

Cash Flows from Investing Activities:
Capital expenditures	(314)	(183)
Insurance proceeds	—	1
Proceeds from sale of assets	3	1
Cash used in investing activities	(311)	(181)

Cash Flows from Financing Activities:
Repayments of short-term debt	(24)	—
Repayments of long-term debt	(511)	(3,008)
Proceeds from long-term debt	396	2,375
Proceeds from short-term debt	87	—
Repurchase of common stock	(50)	—
Call premiums paid	(18)	(40)
Debt issuance costs	(4)	(36)
Proceeds from the exercise of options	—	6
Dividends paid	(60)	(46)
Restricted stock and performance-based shares settled in cash for withholding taxes	—	(3)
Cash used in financing activities	(184)	(752)

Effects of exchange rate changes on cash and cash equivalents and restricted cash	(4)	(3)

Net decrease in cash, cash equivalents and restricted cash	(141)	(335)
Cash, cash equivalents and restricted cash at beginning of period	232	648
Cash, cash equivalents and restricted cash at end of period	$91	$313

Supplemental cash flow information:
Interest paid, net	$99	$113

Income taxes paid	$37	$25
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Millions of U.S. dollars, except for shares)
For the nine months ended September 30, 2022

	Tronox Holdings plc Ordinary Shares (in thousands)	Tronox Holdings plc Ordinary Shares (Amount)	Capital in Excess of par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Tronox Holdings plc Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2021	153,935	$2	$2,067	$663	$(738)	$1,994	$48	$2,042
Net income	—	—	—	16	—	16	—	16
Other comprehensive income	—	—	—	—	101	101	8	109
Share-based compensation	3,254	—	7	—	—	7	—	7
Shares cancelled	(9)	—	—	—	—	—	—	—
Options exercised	3	—	—	—	—	—	—	—
Shares repurchased and cancelled	(1,386)	—	(25)	—		(25)		(25)
Ordinary share dividends ($0.125 per share)	—	—	—	(20)	—	(20)	—	(20)
Balance at March 31, 2022	155,797	$2	$2,049	$659	$(637)	$2,073	$56	$2,129

Net income	—	—	—	375	—	375	—	375
Other comprehensive loss	—	—	—	—	(135)	(135)	(5)	(140)
Share-based compensation	91	—	7	—	—	7	—	7
Shares cancelled	(8)	—	—	—	—	—	—	—
Options exercised	11	—	—	—	—	—	—	—
Shares repurchased and cancelled	(1,458)	—	(25)	—	—	(25)	—	(25)
Ordinary share dividends ($0.125 per share)	—	—	—	(20)	—	(20)	—	(20)
Balance at June 30, 2022	154,433	$2	$2,031	$1,014	$(772)	$2,275	$51	$2,326

Net income	—	—	—	121	—	121	2	123
Other comprehensive (loss) income	—	—	—	—	(113)	(113)	(2)	(115)
Share-based compensation	28	—	7	—	—	7	—	7
Ordinary share dividends ($0.125 per share)	—	—	—	(19)	—	(19)	—	(19)
Balance at September 30, 2022	154,461	$2	$2,038	$1,116	$(885)	$2,271	$51	$2,322
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)
(Unaudited)
(Millions of U.S. dollars, except for shares)
For the nine months ended September 30, 2021

	Tronox Holdings plc Ordinary Shares (in thousands)	Tronox Holdings plc Ordinary Shares (Amount)	Capital in Excess of par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Tronox Holdings plc Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2020	143,557	$1	$1,873	$434	$(610)	$1,698	$173	$1,871
Net income	—	—	—	19	—	19	7	26
Other comprehensive loss	—	—	—	—	(24)	(24)	(10)	(34)
Share-based compensation	2,545	—	9	—	—	9	—	9
Shares cancelled	(101)	—	(2)	—	—	(2)	—	(2)
Options exercised	11	—	—	—	—	—	—	—
Acquisition of noncontrolling interest	7,246	1	158	—	(34)	125	(125)	—
Ordinary share dividends ($0.08 per share)	—	—	—	(13)	—	(13)	—	(13)
Balance at March 31, 2021	153,258	$2	$2,038	$440	$(668)	$1,812	$45	$1,857

Net loss	—	—	—	73	—	73	4	77
Other comprehensive income	—	—	—	—	40	40	5	45
Share-based compensation	225	—	7	—	—	7	—	7
Shares cancelled	(31)	—	(1)	—	—	(1)	—	(1)
Options exercised	137	—	3	—	—	3	—	3
Ordinary share dividends ($0.08 per share)	—	—	—	(12)	—	(12)	—	(12)
Balance at June 30, 2021	153,589	$2	$2,047	$501	$(628)	$1,922	$54	$1,976
Net income	—	—	—	111	—	111	2	113
Other comprehensive loss	—	—	—	—	(77)	(77)	(4)	(81)
Share-based compensation	69	—	7	—	—	7	—	7
Shares cancelled	(4)	—	—	—	—	—	—	—
Options exercised	171	—	3	—	—	3	—	3
Ordinary share dividends ($0.10 per share)	—	—	—	(16)	—	(16)	(3)	(19)
Balance at September 30, 2021	153,825	$2	$2,057	$596	$(705)	$1,950	$49	$1,999
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
In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, considered necessary for a fair statement of its financial position as of September 30, 2022, and its results of operations for the three and nine months ended September 30, 2022 and 2021. Our unaudited condensed consolidated financial statements include the accounts of all majority-owned subsidiary companies. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the manner and presentation in the current period.
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
Contract assets represent our rights to consideration in exchange for products that have transferred to a customer when the right is conditional on situations other than the passage of time. For products that we have transferred to our customers, our rights to the consideration are typically unconditional and only the passage of time is required before payments become due. These unconditional rights are recorded as "Accounts receivable" in the unaudited Condensed Consolidated Balance Sheets. As of September 30, 2022, and December 31, 2021, we did not have material contract asset balances.
Contract liabilities represent our obligations to transfer products to a customer for which we have received consideration from the customer. From time to time, we may receive advance payment from our customers that is accounted for as deferred revenue. Deferred revenue is earned when control of the product transfers to the customer, which is typically within a short period of time from when we received the advanced payment. Contract liability balances as of September 30, 2022 and December 31, 2021 were approximately $1 million and $2 million, respectively. Contract liability balances were reported as “Accounts payable” in the unaudited Condensed Consolidated Balance Sheets.  All material contract liabilities as of December 31, 2021 were recognized as revenue in “Net sales” in the unaudited Condensed Consolidated Statements of Income during the first quarter of 2022.
Disaggregation of Revenue
We operate under one operating and reportable segment, Tronox. We disaggregate our revenue from contracts with customers by product type and geographic area. We believe this level of disaggregation appropriately depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors and reflects how our business is managed.
Net sales to external customers by geographic areas where our customers are located were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
North America	$228	$183	$628	$546
South and Central America	73	63	213	194
Europe, Middle-East and Africa	331	345	1,069	1,059
Asia Pacific	263	279	895	889
Total net sales	$895	$870	$2,805	$2,688

Net sales from external customers for each similar type of product were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
TiO2	$673	$682	$2,215	$2,118
Zircon	128	116	346	360
Feedstock and other products	94	72	244	210
Total net sales	$895	$870	$2,805	$2,688
Feedstock and other products mainly include pig iron, TiCl4 and other mining products.
During the nine months ended September 30, 2022 and 2021, our ten largest third-party customers represented 30% and 28%, respectively, of our consolidated net sales. During the nine months ended September 30, 2022 and 2021, no single customer accounted for 10% of our consolidated net sales.

3.    Income Taxes
Our operations are conducted through various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.
Income before income taxes is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income tax (provision) benefit	$(18)	$(28)	$187	$(54)
Income before income taxes	$141	$141	$327	$270
Effective tax rate	13%	20%	(57)%	20%
Tronox Holdings plc, a U.K. public limited company is the parent company for the business group, and the statutory tax rate in the U.K. at both September 30, 2022 and 2021 was 19%. The effective tax rates for both the three months ended September 30, 2022 and 2021 are impacted by a variety of factors, primarily income and losses in jurisdictions with valuation allowances, disallowable expenditures, prior year accruals, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate. The effective tax rate for the three months and the nine months ended September 30, 2022 was significantly impacted by the release of a portion of the valuation allowance in Australia. In addition to that, the effective tax rate for the nine months ended September 30, 2022 was significantly impacted by the non-deductible Venator settlement and the related interest expense from the Venator settlement in a jurisdiction with a full valuation allowance as well as a $7 million deferred tax benefit from statutory tax rate changes in two foreign jurisdictions.
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
During the nine months ended September 30, 2022, we determined that sufficient positive evidence existed to reverse a portion of the valuation allowance attributable to the deferred tax assets associated with our operations in Australia. This reversal resulted in non-cash deferred tax benefits of $16 million and $278 million for the three and nine months ended September 30, 2022, respectively. Our analysis considered all positive and negative evidence, including (i) three years of cumulative income for our Australian subsidiaries, (ii) our continuing and improved profitability over the last twelve months, (iii) estimates of continued profitability based on updates to our latest forecasts, (iv) changes in the factors that drove losses in the past, and (v) an evaluation of specific deferred tax assets for limitations under certain Australian tax provisions. Based on this analysis, we concluded that it is more likely than not that our Australian subsidiaries will be able to utilize all of their deferred tax assets except for those which are classified as Capital Gains Tax (CGT) assets. These CGT assets represent losses which can only be utilized against CGT gains, and because the company has no foreseeable source of CGT gains, we will continue to carry an Australian valuation allowance with a current estimated value of $475 million.
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

4.    Income Per Share
The computation of basic and diluted income per share for the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator - Basic and Diluted:
Net income	$123	$113	$514	$216
Less: Net income attributable to noncontrolling interest	2	2	2	13
Net income available to ordinary shares	$121	$111	$512	$203

Denominator - Basic and Diluted:
Weighted-average ordinary shares, basic (in thousands)	154,548	153,762	155,027	151,472
Weighted-average ordinary shares, diluted (in thousands)	156,948	159,020	158,201	157,148

Basic net income per ordinary share	$0.78	$0.72	$3.30	$1.34
Diluted net income per ordinary share	$0.77	$0.70	$3.23	$1.29
Net income per ordinary share amounts were calculated from exact, not rounded net income and share information.  Anti-dilutive shares not recognized in the diluted net income per share calculation for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Shares
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Options	518,934	495,314	518,934	495,314
Restricted share units	1,333,723	16,488	1,330,971	29,787

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
During March 2022, the Company sold accounts receivable having an aggregate face value of $75 million to the purchaser in exchange for cash proceeds of $75 million. At September 30, 2022, we also retained approximately $34 million of unsold receivables which we pledged as collateral for the sold receivables. As this transaction represents a true sale, we derecognized the sold receivables from our Condensed Consolidated Balance Sheet as of September 30, 2022 and classified the cash proceeds as source of cash provided by operating activities in our Condensed Consolidated Statement of Cash Flows. This transaction has a one year term which ends on March 14, 2023.

6.    Inventories, Net
Inventories, net consisted of the following:

	September 30, 2022	December 31, 2021
Raw materials	$244	$265
Work-in-process	127	117
Finished goods, net	519	461
Materials and supplies, net	242	205
Inventories, net – current	$1,132	$1,048
Materials and supplies, net consists of processing chemicals, maintenance supplies and spare parts, which will be consumed directly and indirectly in the production of our products.
At September 30, 2022 and December 31, 2021, inventory obsolescence reserves primarily for materials and supplies were $42 million and $43 million, respectively. Reserves for lower of cost or market and net realizable value were $20 million and $11 million at September 30, 2022 and December 31, 2021, respectively.
7.    Property, Plant and Equipment, Net
Property, plant and equipment, net of accumulated depreciation, consisted of the following:

	September 30, 2022	December 31, 2021
Land and land improvements	$178	$188
Buildings	359	365
Machinery and equipment	2,231	2,234
Construction-in-progress	398	263
Other	61	73
Subtotal	3,227	3,123
Less: accumulated depreciation	(1,478)	(1,413)
Property, plant and equipment, net	$1,749	$1,710
Substantially all of the property, plant and equipment, net is pledged as collateral for our debt. See Note 11.
The table below summarizes depreciation expense related to property, plant and equipment for the periods presented, recorded in the specific line items in our unaudited Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of goods sold	$50	$54	$152	$171
Selling, general and administrative expenses	1	1	3	4
Total	$51	$55	$155	$175

8.    Mineral Leaseholds, Net
Mineral leaseholds, net of accumulated depletion, consisted of the following:

	September 30, 2022	December 31, 2021
Mineral leaseholds	$1,263	$1,306
Less: accumulated depletion	(570)	(559)
Mineral leaseholds, net	$693	$747

Depletion expense relating to mineral leaseholds recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Income was $8 million and $9 million during the three months ended September 30, 2022 and 2021, respectively. Depletion expense relating to mineral leaseholds recorded in "Cost of goods sold" in the unaudited Condensed Consolidated Statements of Income was $23 million and $28 million during the nine months ended September 30, 2022 and 2021, respectively.
9.    Intangible Assets, Net
Intangible assets, net of accumulated amortization, consisted of the following:

	September 30, 2022			December 31, 2021
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$291	$(226)	$65	$291	$(211)	$80
TiO2 technology	93	(36)	57	93	(31)	62
Internal-use software and other	172	(43)	129	120	(45)	75
Intangible assets, net	$556	$(305)	$251	$504	$(287)	$217
As of September 30, 2022 and December 31, 2021, internal-use software included approximately $103 million and $68 million, respectively, of capitalized software costs which are not being amortized as the software is not ready for its intended use.
The table below summarizes amortization expense related to intangible assets for the periods presented, recorded in the specific line items in our unaudited Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of goods sold	$1	$—	$1	$1
Selling, general and administrative expenses	6	8	22	23
Total	$7	$8	$23	$24
Estimated future amortization expense related to intangible assets is $9 million for the remainder of 2022, $47 million for 2023, $29 million for 2024, $33 million for 2025, $14 million for 2026 and $119 million thereafter.

10.    Balance Sheet and Cash Flow Supplemental Information
Accrued liabilities consisted of the following:

	September 30, 2022	December 31, 2021
Employee-related costs and benefits	$104	$155
Related party payables	6	1
Interest	2	20
Sales rebates	32	36
Taxes other than income taxes	13	18
Asset retirement obligations	7	10
Interest rate swaps	—	25
Other accrued liabilities	98	63
Accrued liabilities	$262	$328
Additional supplemental cash flow information for the nine months ended September 30, 2022 and 2021 and as of September 30, 2022 and December 31, 2021 is as follows:

	Nine Months Ended September 30,
Supplemental non cash information:	2022	2021
Financing activities - Acquisition of noncontrolling interest	$—	$125
Financing activities - Initial commercial insurance premium financing agreement	$21	$—

	September 30, 2022	December 31, 2021
Capital expenditures acquired but not yet paid	$78	$75

11.    Debt
Long-Term Debt
Long-term debt, net of an unamortized discount and debt issuance costs, consisted of the following:

	Original Principal	Annual Interest Rate	Maturity Date	September 30, 2022	December 31, 2021
Term Loan Facility, net of unamortized discount (1)	1,300	Variable	3/11/2028	897	897
2022 Term Loan Facility, net of unamortized discount(1)	400	Variable	4/4/2029	394	—
Senior Notes due 2029	1,075	4.625%	3/15/2029	1,075	1,075
6.5% Senior Secured Notes due 2025	500	6.50%	5/1/2025	—	500
Standard Bank Term Loan Facility (1)	98	Variable	11/11/2026	75	92
Australian Government Loan, net of unamortized discount	N/A	N/A	12/31/2036	1	1
MGT Loan(2)	36	Variable	Variable	31	33
Finance leases				46	14
Long-term debt				2,519	2,612
Less: Long-term debt due within one year				(22)	(18)
Debt issuance costs				(34)	(36)
Long-term debt, net				$2,463	$2,558
_______________
(1)The average effective interest rate on the Term Loan Facility, the 2022 Term Loan Facility and the Standard Bank Term Loan Facility was 4.7%, 5.1% and 6.8%, respectively, during the nine months ended September 30, 2022. The average effective interest rate on the Term Loan Facility and Standard Bank Term Loan Facility was 4.9% and 6.4%, respectively, during the nine months ended September 30, 2021.
(2)The MGT loan is a related party debt facility. The average effective interest rate on the MGT loan was 4.0% and 3.1% during the nine months ended September 30, 2022 and September 30, 2021, respectively.
Emirates Revolver
During the nine months ended September 30, 2022, the Company entered into an amendment to extend the maturity date of the Emirates Revolver from March 31, 2022 to March 31, 2023.
Standard Bank Revolving Credit Facility
In July 2022, we drew down 400 million South African rand (approximately $22 million at the September 30, 2022 exchange rate) for general corporate purposes and fully repaid the outstanding amount as of September 30, 2022. In October 2022, we drew down 280 million South African rand (approximately $15 million at the September 30, 2022 exchange rate) for general corporate purposes which is expected to be repaid in the fourth quarter of 2022.
Term Loan Facility and Cash Flow Revolver
During the nine months ended September 30, 2021, we amended and restated our prior term loan facility with a new seven-year first lien credit facility (the "Term Loan Facility") and a new five-year cash flow revolving facility ("Cash Flow Revolver"). As a result of this transaction and in accordance with ASC 470, we recognized approximately $4 million in "Loss on extinguishment of debt" recorded in the unaudited condensed Consolidated Statement of Income for the nine months ended September 30, 2021. Additionally, during the three and nine months ended September 30, 2021, we made total voluntary prepayments on the Term Loan Facility of $135 million and $196 million, respectively, and as a result, we recorded approximately $3 million and $4 million, respectively, in "Loss on extinguishment of debt" in the unaudited condensed Consolidated Statement of Income.

The Term Loan Facility bears interest at either the base rate or an adjusted LIBOR rate, in each case plus an applicable margin. Based on our first lien net leverage ratio pursuant to the Term Loan Facility agreement, the applicable margin under the Term Loan Facility as of September 30, 2022 was 2.25%.
In April 2022, the Company drew down $85 million on its Cash Flow Revolver which was utilized to make the payment on the Venator settlement. During the nine months ended September 30, 2022, we made total repayments of $20 million and the remaining outstanding balance as of September 30, 2022 was $65 million.
Senior Notes due 2029
During the nine months ended September 30, 2021, Tronox Incorporated closed an offering of $1,075 million aggregate principal amount of its 4.625% senior notes due 2029 (the "Senior Notes due 2029"). As a result of this transaction, the Company repaid the outstanding principal balance of $615 million on its Senior Notes due 2026 and recorded $30 million of debt extinguishment costs, including a call premium of $21 million, in "Loss on extinguishment of debt" on the Condensed Consolidated Statement of Income for the nine months ended September 30, 2021. On April 1, 2021, the Company repaid the outstanding principal balance of $450 million on its Senior Notes due 2025. As a result of this transaction, we recorded $22 million of debt extinguishment costs, including a call premium of $19 million, in "Loss on extinguishment of debt" on the Condensed Consolidated Statement of Income for the nine months ended September 30, 2021.
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
The 2022 Incremental Term Loans shall bear interest, at the Borrower's option, at either the base or the SOFR rate, in each case plus an applicable margin. The applicable margin in respect of the 2022 Incremental Loans is 2.25% per annum, for base rate loans, or 3.25% per annum, for SOFR rate loans. The 2022 Incremental Term Loans have an interest rate floor of 0.50%. As of September 30, 2022, the applicable margin under the 2022 Term Loan Facility was 3.25%.
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
As a result of this transaction, we recognized approximately $21 million, including a call premium of $18 million, in "Loss on extinguishment of debt" on the unaudited Consolidated Statement of Income for the nine months ended September 30, 2022.
Insurance premium financing
In August 2022, the Company entered into a $21 million insurance premium financing agreement with a third-party financing company. The balance will be repaid in monthly installments over 10 months at a 5% fixed annual interest rate. As of September 30, 2022, the financing balance was $17 million and is recorded in "Short-term debt" in the Condensed Consolidated Balance Sheet.
Debt Covenants
As of September 30, 2022, we are in compliance with all financial covenants in our debt facilities.
12.    Derivative Financial Instruments
Derivatives recorded on the Condensed Consolidated Balance Sheet:
The following table is a summary of the fair value of derivatives outstanding at September 30, 2022 and December 31, 2021:

	Fair Value
	September 30, 2022		December 31, 2021
	Assets(a)	Accrued Liabilities	Assets(a)	Accrued Liabilities
Derivatives Designated as Cash Flow Hedges
Currency Contracts	$—	$10	$3	$1
Interest Rate Swaps	$29	$—	$—	$25
Natural Gas Hedges	$2	$—	$1	$—
Total Hedges	$31	$10	$4	$26
Derivatives Not Designated as Cash Flow Hedges
Currency Contracts	$—	$10	$—	$—
Total Derivatives	$31	$20	$4	$26
(a) At September 30, 2022 and December 31, 2021, current assets of $31 million and $4 million, respectively, are recorded in prepaid and other current assets on the Condensed Consolidated Balance Sheets.
Derivatives' Impact on the Condensed Consolidated Statement of Income:

The following table summarizes the impact of the Company's derivatives on the unaudited Condensed Consolidated Statement of Income:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings			Amount of Pre-Tax Gain (Loss) Recognized in Earnings
	Revenue	Cost of Goods Sold	Other Income (Expense), net	Revenue	Cost of Goods Sold	Other Income (Expense), net
	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021

Derivatives Not Designated as Hedging Instruments
Currency Contracts	$—	$—	$(13)	$—	$—	$—
Derivatives Designated as Hedging Instruments
Currency Contracts	$—	$—	$—	$—	$13	$—
Natural Gas Hedges	$—	$2	$—	$—	$—	$—
Total Derivatives	$—	$2	$(13)	$—	$13	$—

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings			Amount of Pre-Tax Gain (Loss) Recognized in Earnings
	Revenue	Cost of Goods Sold	Other Income (Expense), net	Revenue	Cost of Goods Sold	Other Income (Expense), net
	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021

Derivatives Not Designated as Hedging Instruments
Currency Contracts	$—	$—	$(18)	$—	$—	$3
Derivatives Designated as Hedging Instruments
Currency Contracts	$5	$14	$—	$—	$22	$—
Natural Gas Hedges	$—	$4	$—	$—	$—	$—
Total Derivatives	$5	$18	$(18)	$—	$22	$3
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
Fair value gains or losses on these cash flow hedges are recorded in other comprehensive (loss) income and are subsequently reclassified into interest expense in the same periods during which the hedged transactions affect earnings. At September 30, 2022 and December 31, 2021, the net unrealized gain of $29 million and the unrealized loss of $25 million, respectively, was recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet. For the three and nine months ended September 30, 2022, the amounts recorded in interest expense related to the interest-rate swap agreements were less than $1 million and $7 million, respectively. For the three and nine months ended September 30, 2021, the net amounts recorded in interest expense related to the interest-rate swap agreements were $4 million and $12 million, respectively.

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
As of September 30, 2022, we had notional amounts of 174 million Australian dollars (or approximately $112 million at September 30, 2022 the exchange rate) that expire between October 28, 2022 and December 29, 2022 to reduce the exposure of our Australian subsidiaries’ cost of sales to fluctuations in currency rates. As of September 30, 2022, we had notional amounts of 1.5 billion South African Rand (approximately $84 million at the September 30, 2022 exchange rate) that expire between October 27, 2022 and December 30, 2022 to reduce the exposure of our South African subsidiaries' third party sales to fluctuations in currency rates. At September 30, 2022 and December 31, 2021, there was an unrealized net loss of $11 million and an unrealized net gain of $15 million, respectively, recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet, of which $11 million is expected to be recognized in earnings over the next twelve months. Of the $11 million, $4 million is expected to be recognized in earnings during the remainder of 2022.
We enter into foreign currency contracts for the South African Rand, Australian Dollar, Euro and Pound Sterling to reduce exposure of our subsidiaries’ balance sheet accounts not denominated in our subsidiaries’ functional currency to fluctuations in foreign currency exchange rates. Historically, we have used forward contracts to reduce the exposure.  For accounting purposes, these foreign currency contracts are not considered hedges. The change in fair value associated with these contracts is recorded in “Other expense, net” within the unaudited Condensed Consolidated Statement of Income and partially offsets the change in value of third party and intercompany-related receivables not denominated in the functional currency of the subsidiary. At September 30, 2022, there was (i) 786 million South African Rand (or approximately $43 million at September 30, 2022 exchange rate), (ii) 189 million Australian dollars (or approximately $122 million at the September 30, 2022 exchange rate), (iii) 15 million Pound Sterling (or approximately $16 million at the September 30, 2022 exchange rate), and (iv) 8 million Euro (or approximately $8 million at the September 30, 2022 exchange rate) of notional amounts of outstanding foreign currency contracts. At December 31, 2021, there was (i) 510 million South African Rand (or approximately $28 million at the September 30, 2022 exchange rate) and (ii) 172 million Australian dollars (or approximately $111 million at the September 30, 2022 exchange rate) of notional amounts outstanding foreign currency contracts.
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

Our debt is recorded at historical amounts. The following table presents the fair value of our debt and derivative contracts at both September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Asset	Liability	Asset	Liability
Term Loan Facility	—	859	—	895
2022 Term Loan Facility	—	381	—	—
Standard Bank Term Loan Facility	—	75	—	92
Senior Notes due 2029	—	795	—	1,071
6.5% Senior Secured Notes due 2025	—	—	—	526
Australian Government Loan	—	1	—	1
MGT Loan	—	31	—	33
Interest rate swaps	29	—	—	25
Natural gas hedges	2	—	1	—
Foreign currency contracts	—	20	3	1
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
14.    Asset Retirement Obligations
Asset retirement obligations consist primarily of rehabilitation and restoration costs, landfill capping costs, decommissioning costs, and closure and post-closure costs. Activities related to asset retirement obligations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$147	$169	$149	$166
Additions	1	—	1	4
Accretion expense	3	3	10	9
Remeasurement/translation	(9)	(6)	(14)	(9)
Other, including change in estimates	4	3	4	3
Settlements/payments	(3)	(3)	(7)	(7)
Balance, September 30,	$143	$166	$143	$166

	September 30, 2022	December 31, 2021
Current portion included in “Accrued liabilities”	$7	$10
Noncurrent portion included in “Asset retirement obligations”	136	139
Asset retirement obligations	$143	$149

15.    Commitments and Contingencies
Purchase and Capital Commitments—Includes obligations for purchase requirements of process chemicals, supplies, utilities and services entered into in the ordinary course of business. At September 30, 2022, purchase commitments were $121 million for the remainder of 2022, $181 million for 2023, $161 million for 2024, $140 million for 2025, $145 million for 2026, and $1,655 million thereafter.
Letters of Credit—At September 30, 2022, we had outstanding letters of credit and bank guarantees of $54 million, of which $20 million were letters of credit and $34 million were bank guarantees. Amounts for performance bonds were not material.
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
Hawkins Point Plant.  Residual waste mud, known as Batch Attack Mud, and a spent sulfuric waste stream were deposited in an onsite repository (the “Batch Attack Lagoon”) at a former TiO2 manufacturing site, Hawkins Point Plant in Baltimore, Maryland, operated by Cristal USA, Inc. from 1954 until 2011.  We assumed responsibility for remediation of the Hawkins Point Plant when we acquired the TiO2 business of Cristal in April 2019.  On August 11, 2022, we entered into a Purchase and Sale Agreement with the Maryland Port Administration ("MPA"), a state agency controlled by the Maryland Department of Transportation, pursuant to which MPA will purchase the Hawkins Point Plant and become the lead party in developing and implementing appropriate measures to address, treat, control, and mitigate the environmental conditions at the property under the regulatory oversight of the Maryland Department of the Environment ("MDE"). Under MPA ownership, the Hawkins Point Plant will be utilized for storage and beneficial reuse of dredged material from the Port of Baltimore. In exchange for transferring ownership of the site to MPA, Tronox has agreed to make scheduled, annual payments to MPA which together with scheduled, annual contributions from MPA will be used to remediate the property. On October 26, 2022, the Maryland Board of Public Works approved the transaction which was the most material condition to closing. The parties anticipate that closing will occur in the fourth quarter of 2022. As of September 30, 2022, we have a provision of $56 million in our Condensed Consolidated Balance Sheet for the Hawkins Point Plant consistent with the accounting policy described above. If the transaction with MPA were to be consummated, we do not expect it to have a material impact to the Condensed Consolidated Statement of Income.
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

Venator Materials plc v. Tronox Limited.  In May 2019, Venator Materials plc (“Venator”) filed an action in the Superior Court of the State of Delaware alleging among other things that we owed Venator a $75 million “Break Fee” pursuant to the terms of a preliminary agreement dated July 14, 2018 (the “Exclusivity Agreement”). The Exclusivity Agreement required, among other things, Tronox and Venator to use their respective best efforts to negotiate a definitive agreement to sell the entirety of the National Titanium Dioxide Company Limited’s (“Cristal’s”) North American operations to Venator if a divestiture of all or a substantial part of these operations were required to secure the approval of the Federal Trade Commission for us to complete our acquisition of Cristal’s TiO2 business. In June 2019, we denied Venator's claims and counterclaimed against Venator seeking to recover $400 million in damages from Venator that we suffered as a result of Venator’s breaches of the Exclusivity Agreement. Specifically, we alleged, among other things, that Venator’s failure to use best efforts constituted a material breach of the Exclusivity Agreement and directly resulted in and caused us to sell Cristal’s North American operations to an alternative buyer for $701 million, $400 million less than the price Venator had agreed to in the Exclusivity Agreement. On April 6, 2022, the Judge presiding over the case in the Superior Court of the State of Delaware delivered a directed verdict in favor of Venator without allowing the jury to deliberate. The Company determined not to appeal the Judge's verdict, and as such, on April 18, 2022, the Company and Venator entered into a settlement agreement whereby the Company paid $85 million, inclusive of interest, on April 25, 2022. As a result, we recorded the charge within "Venator settlement" on the unaudited Condensed Consolidated Statement of Income for the nine months ended September 30, 2022.
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
16.    Accumulated Other Comprehensive Loss Attributable to Tronox Holdings plc and Other Equity Items
The tables below present changes in accumulated other comprehensive loss by component for the three months ended September 30, 2022 and 2021.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, July 1, 2022	$(684)	$(99)	$11	$(772)
Other comprehensive (loss) income	(120)	—	7	(113)
Amounts reclassified from accumulated other comprehensive loss	—	1	(1)	—
Balance, September 30, 2022	$(804)	$(98)	$17	$(885)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, July 1, 2021	$(512)	$(120)	$4	$(628)
Other comprehensive (loss) income	(66)	1	—	(65)
Amounts reclassified from accumulated other comprehensive loss	—	1	(13)	(12)
Balance, September 30, 2021	$(578)	$(118)	$(9)	$(705)
The tables below present changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2022 and 2021.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, January 1, 2022	$(628)	$(100)	$(10)	$(738)
Other comprehensive (loss) income	(176)	—	50	(126)
Amounts reclassified from accumulated other comprehensive loss	—	2	(23)	(21)
Balance, September 30, 2022	$(804)	$(98)	$17	$(885)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, January 1, 2021	$(491)	$(120)	$1	$(610)
Other comprehensive (loss) income	(53)	(1)	12	(42)
Amounts reclassified from accumulated other comprehensive loss	—	3	(22)	(19)
Acquisition of noncontrolling interest	(34)	—	—	(34)
Balance, September 30, 2021	$(578)	$(118)	$(9)	$(705)
Repurchase of Common Stock
As previously announced, on November 9, 2021, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's stock through February 2024. During the nine months ended September 30, 2022, we purchased a total of 2,843,789 shares on the open market at an average price of $17.38 per share and at an aggregate cost of approximately $50 million, including sales commissions, transfer taxes and fees. Upon repurchase of the shares by the Company, the shares were cancelled. Under the authorization from our Board of Directors, we have approximately $251 million available for additional repurchases through February 2024.

17.    Share-Based Compensation
Restricted Share Units (“RSUs”)
2022 Grant - During the nine months ended September 30, 2022, the Company granted both time-based and performance-based awards to certain members of management. A total of 579,551 of time-based awards were granted to management which will vest ratably over a three-year period ending March 5, 2025. A total of 68,296 of time-based awards were granted to non-employee members of the Board which will vest in May 2023. A total of 530,832 of performance-based awards were granted, of which 265,416 of the awards vest based on a relative Total Shareholder Return ("TSR") calculation and 265,416 of the awards vest based on certain performance metrics of the Company. The non-TSR performance-based awards vest on March 5, 2025 based on the achievement against the target average company performance of three separate performance periods, commencing on January 1 of each 2022, 2023, and 2024 and ending on December 31 of each 2022, 2023 and 2024, for which, for each performance period, the performance metric is an average annual return on invested capital (ROIC) improvement versus 2021 ROIC. Similar to the Company's historical TSR awards granted in prior years, the TSR awards vest based on the Company's three-year TSR versus the peer group performance levels. Given these terms, the TSR metric is considered a market condition for which we used a Monte Carlo simulation to determine the weighted average grant date fair value of $34.49. The following weighted average assumptions were utilized to value the TSR grants:

2022
Dividend yield	3.22%
Expected historical volatility	68.0%
Risk free interest rate	3.06%
Expected life (in years)	3
The unrecognized compensation cost associated with all unvested awards at September 30, 2022 was $33 million, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of approximately 1.8 years.
During both the three months ended September 30, 2022 and 2021, we recorded $7 million of stock compensation expense. During the nine months ended September 30, 2022 and 2021, we recorded $21 million and $23 million of stock compensation expense, respectively. The nine months ended September 30, 2021 includes the acceleration of approximately $2 million of stock compensation expense associated with the retirement agreement entered into with the former CEO on March 18, 2021.
There were 13,881 options exercised during the nine months ended September 30, 2022 with an intrinsic value of less than $1 million. Cash proceeds from the exercise of stock options was less than $1 million for the nine months ended September 30, 2022.

18.    Pension and Other Postretirement Healthcare Benefits
The components of net periodic cost associated with our U.S. and foreign pension plans recognized in the unaudited Condensed Consolidated Statements of Income were as follows:

	Pensions		Pensions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net periodic cost:
Service cost	$1	$1	$3	$3
Interest cost	4	3	11	10
Expected return on plan assets	(6)	(6)	(18)	(19)
Net amortization of actuarial loss and prior service credit	1	1	3	3
Total net periodic cost	$—	$(1)	$(1)	$(3)
The components of net periodic cost associated with our postretirement healthcare plans recognized in the unaudited Condensed Consolidated Statements of Income were as follows:

	Other Postretirement Benefit Plans		Other Postretirement Benefit Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net periodic cost:
Service cost	$—	$—	$—	$—
Interest cost	1	1	2	2
Expected return on plan assets	—	—	—	—
Net amortization of actuarial loss and prior service credit	—	—	—	1
Total net periodic cost	$1	$1	$2	$3
During the nine months ended September 30, 2022, the Company made contributions to its pension plans of $5 million. The Company expects to make less than $1 million of pension contributions for the remainder of 2022.
For the three months ended September 30, 2022 and 2021, we contributed $1 million and $1 million, respectively, to the Netherlands Multiemployer Plan, which was primarily recognized in “Cost of goods sold” in the unaudited Condensed Consolidated Statement of Income. For the nine months ended September 30, 2022 and 2021, we contributed $4 million and $4 million, respectively, to the Netherlands Multiemployer Plan, which was primarily recognized in “Cost of goods sold” in the unaudited Condensed Consolidated Statement of Income.
In October 2022, the Company entered into an irrevocable arrangement with an insurance provider to settle certain lower dollar valued accounts within its frozen U.S Qualified Plan to reduce PBGC premiums. As a result of this arrangement, the Company is expecting to record an estimated pension settlement charge of approximately $20 million during the fourth quarter of 2022. The ultimate charge will be calculated at the time of settlement.
19.    Related Parties
Tasnee / Cristal

At September 30, 2022, Cristal International Holdings B.V. (formerly known as Cristal Inorganic Chemical Netherlands Cooperatief W.A.), a wholly-owned subsidiary of Tasnee, continues to own 37,580,000 shares of Tronox, or a 24% ownership interest.
On May 9, 2018, we entered into an Option Agreement with AMIC which is owned equally by Tasnee and Cristal. Under the terms of the Option Agreement, AMIC granted us an option (the “Option”) to acquire 90% of a special purpose vehicle (the “SPV”), to which AMIC’s ownership in a titanium slag smelter facility (the “Slagger”) in The Jazan City for Primary and Downstream Industries in KSA will be contributed together with $322 million of AMIC indebtedness (the “AMIC Debt”). The AMIC Debt would remain outstanding debt of the SPV upon exercise of the Option. The Option may be exercised if the Slagger achieves certain production criteria related to sustained quality and tonnage of slag produced (the “Option Criteria”). Likewise, AMIC may require us to acquire the Slagger on the same terms if the Option Criteria are satisfied. Furthermore, pursuant to the Option Agreement and during its term, we agreed to lend AMIC and, upon the creation of the SPV, the SPV, up to $125 million for capital expenditures and operational expenses intended to facilitate the start-up of the Slagger (the “Tronox Loans”). At September 30, 2022, we have lent AMIC the Tronox Loans maximum amount of $125 million. At both September 30, 2022 and December 31, 2021, we have recorded the $125 million of total principal loan payments as well as the related interest of $11 million and $9 million, respectively, within “Other long-term assets” on the unaudited Condensed Consolidated Balance Sheet. The Option did not have a significant impact on the financial statements as of nor for the period ended September 30, 2022. For the three months ended September 30, 2022 and September 30, 2021, Tronox recorded $20 million and nil, respectively, for purchases of feedstock material produced by the Slagger. For the nine months ended September 30, 2022 and September 30, 2021, the corresponding Slagger feedstock purchases were $43 million and nil, respectively. Such sales are recorded in "Cost of goods sold" on the unaudited Condensed Consolidated Statement of Income. At September 30, 2022 and December 31, 2021, amounts due related to Slagger feedstock purchases were $5 million and nil, respectively, which are recorded within “Accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet.
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
Additionally, on May 13, 2020, we amended a Technical Services Agreement that we had entered with AMIC on March 15, 2018, to add project management support services. Under this amended arrangement, AMIC and its consultants are still responsible for engineering and construction of the Slagger while we provide technical advice and project management services including supervision and management of third party consultants intended to satisfy the Option Criteria. As compensation for these services, Tronox receives a management fee, which is subject to certain success incentives if and when the Slagger achieves the Option Criteria. Tronox recorded management fees of $2 million in "Other income (expense), net" within the unaudited Condensed Consolidated Statement of Income for both the three months ended September 30, 2022 and 2021. For both the nine months ended September 30, 2022 and 2021, the corresponding management fees were $6 million. Tronox recorded other technical support fees received under the Technical Services Agreement of nil for both the three months ended September 30, 2022 and 2021, in "Selling, general and administrative expenses" on the unaudited Consolidated Statement of Income. Corresponding amounts for the nine months ended September 30, 2022 and September 30, 2021, were $1 million and nil, respectively. At September 30, 2022 and December 31, 2021, Tronox had a receivable due from AMIC related to the management and technical support fees of $2 million and $1 million, respectively, that is recorded within “Prepaid and other assets” on the unaudited Condensed Consolidated Balance Sheet.
At September 30, 2022, Tronox had a receivable due from Tasnee of $3 million recorded within “Prepaid and other assets” on the unaudited Condensed Consolidated Balance Sheet related primarily to pre-acquisition period tax matters in process with certain tax authorities which are reimbursable from Tasnee. At December 31, 2021, Tronox had a receivable due from Tasnee of $8 million primarily related to reimbursable stamp duty taxes and pre-acquisition period tax settlements in process with certain tax authorities.
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

On December 17, 2020 we completed the MGT transaction. Repayment of the $36 million note payable is based on a fixed U.S. dollar amount per metric ton quantity of MGT delivered by us to ATTM over time and therefore the ultimate maturity date is variable in nature. If ATTM fails to purchase MGT from us under certain contractually agreed upon conditions, then at our election we may terminate the MGT supply agreement with ATTM and we will no longer owe any amount under the loan agreement with Cristal. We currently estimate the ultimate maturity to be between approximately five and six years, subject to actual future MGT production levels. The interest rate on the note payable is based on the SAIBOR plus a premium. At September 30, 2022, the outstanding balance of the note payable was $31 million, of which $6 million is expected to be paid within the next twelve months. During both the three months ended September 30, 2022 and 2021, Tronox recorded $1 million for MGT Loan repayments to Cristal which are recorded within "Net sales" on the unaudited Condensed Consolidated Statement of Income. Corresponding MGT loan repayments during the nine months ended September 30, 2022 and September 30, 2021 were $2 million and $3 million, respectively.

As a result of these transactions that we entered into related to the MGT assets, Tronox recorded $1 million and $2 million for purchase of chlorine gas from ATTM for the three months ended September 30, 2022 and 2021, respectively, and such amounts are recorded in "Cost of goods sold" on the unaudited Condensed Consolidated Statement of Income. Corresponding amounts purchased for the nine months ended September 30, 2022 and 2021, were $3 million and $6 million, respectively. The amount due to ATTM at September 30, 2022 and December 31, 2021, for the purchase of chlorine gas was less than $1 million and $1 million, respectively, which is recorded within “Accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet. During the three months ended September 30, 2022 and 2021, Tronox recorded $8 million and $7 million, respectively, for MGT sales made to ATTM. Corresponding amounts for the nine months ended September 30, 2022 and 2021 were $19 million and $24 million, respectively. The MGT sales are recorded in “Net sales” on the unaudited Condensed Consolidated Statement of Income. At September 30, 2022 and December 31, 2021, Tronox had a receivable from ATTM of $5 million and $6 million, respectively, from MGT sales that is recorded within “Prepaid and other assets” on the unaudited Condensed Consolidated Balance Sheet.

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
Business Environment
The following discussion includes trends and factors that may affect future operating results:
Third quarter revenue increased 3% compared to the prior year, driven by higher TiO2, Zircon and pig iron prices and higher pig iron volumes. Compared to the prior year, TiO2 average selling prices increased 15% on a local currency basis and 11% on a US dollar basis and Zircon average selling prices increased 33%. TiO2 volumes declined 12% versus the prior year driven primarily by Europe, Middle East / Africa, Latin America, and Asia Pacific. Zircon volumes declined 23% year-over-year driven by higher sales from inventory in the year ago quarter. Revenue from feedstock and other products increased 31% compared to the prior year, primarily due to higher pig iron average selling prices and sales volumes and higher revenue from rare earths elements.
Sequentially, revenue decreased 5% in the third quarter of 2022 compared to the second quarter of 2022 primarily due to lower revenue from TiO2, partially offset by higher Zircon and pig iron revenues. TiO2 volumes decreased 13% sequentially partially offset by average selling prices which increased 3% sequentially on a local currency basis and 1% on a US dollar basis. Revenue from Zircon increased 15% sequentially, primarily driven by an increase of 8% in sales volumes and 7% higher average selling prices. Feedstock and other product revenues increased 45% sequentially mainly due to higher pig iron volumes and average selling prices as well as higher revenue from rare earths elements.

Third quarter gross profit decreased year over year due to headwinds from lower sales volumes of TiO2 as well as higher production costs due to inflationary cost pressures and increased freight rates partially offset by the favorable impacts of average selling prices and favorable exchange rates.
As of September 30, 2022, our total available liquidity was $486 million, including $91 million in cash and cash equivalents and $395 million available under revolving credit agreements. As of September 30, 2022, our total debt was $2.6 billion and net debt to trailing-twelve month Adjusted EBITDA was 2.5x. The Company has no financial covenants on its term loan or bonds and only one springing financial covenant on its Cash Flow Revolver, which we do not expect to be triggered based on our current scenario planning.

Condensed Consolidated Results of Operations
Three Months Ended September 30, 2022 compared to the Three Months Ended September 30, 2021

	Three Months Ended September 30,
	2022	2021	Variance
Net sales	$895	$870	$25
Cost of goods sold	663	626	37
Gross profit	232	244	(12)
Gross Margin	25.9%	28.0%	(2.1) pts

Selling, general and administrative expenses	69	76	(7)
Income from operations	163	168	(5)
Interest expense	(32)	(37)	5
Interest income	2	1	1
Loss on extinguishment of debt	—	(3)	3
Other income, net	8	12	(4)
Income before income taxes	141	141	—
Income tax provision	(18)	(28)	10
Net income	$123	$113	$10

Effective tax rate	13%	20%

EBITDA (1)	$237	$249	$(12)
Adjusted EBITDA (1)	$247	$252	$(5)
Adjusted EBITDA as % of Net Sales	27.6%	29.0%	(1.4) pts
_______________
(1)EBITDA and Adjusted EBITDA are Non-U.S. GAAP financial measures. Please refer to the “Non-U.S. GAAP Financial Measures” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of these measures and a reconciliation of these measures to Net income from operations.
Net sales of $895 million for the three months ended September 30, 2022 increased by 3%, compared to $870 million for the same period in 2021. The increase is primarily due to higher average selling prices of TiO2, Zircon and pig iron.

Net sales by type of product for the three months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,
	2022	2021	Variance	Percentage
TiO2	$673	$682	$(9)	(1)%
Zircon	128	116	12	10%
Feedstock and other products	94	72	22	31%
Total net sales	$895	$870	$25	3%
For the three months ended September 30, 2022, TiO2 revenue was lower by 1% or $9 million compared to the prior year quarter primarily due to a decrease of $83 million in sales volumes offset by $104 million increase in average selling prices. Foreign currency negatively impacted TiO2 revenue by $30 million primarily due to the weakening of the Euro. Zircon revenue increased $12 million primarily due to a 33% increase in average selling prices partially offset by a 23% decrease in sales volumes. Feedstock and other products revenues increased $22 million from the year-ago quarter primarily due to an increase in both average selling prices and sales volumes of pig iron.
Gross profit of $232 million was 25.9% of net sales compared to 28.0% of net sales in the year-ago quarter. The decrease in gross margin is primarily due to:
•the unfavorable impact of 19 points due to product mix and higher production and commodity costs and increased freight rates which were offset by favorable overhead absorption and cost savings, partially offset by
•the favorable impact of 14 points primarily due to an increase in TiO2, Zircon and pig iron selling prices, and
•the net favorable impact of 3 points due to changes in foreign exchange rates, primarily as a result of the South African Rand and Australian dollar.

Selling, general and administrative expenses decreased by $7 million or 9% during the three months ended September 30, 2022 compared to the same period of the prior year. The decrease is mainly due to lower employee costs of $9 million. These decreases were partially offset by higher travel and entertainment expenses of $2 million.

Income from operations for the three months ended September 30, 2022 was $163 million compared to $168 million in the prior year period. The decrease of $5 million was primarily due to the higher production costs and unfavorable product mix partially offset by higher TiO2, Zircon and pig iron selling prices and lower SG&A expenses discussed above.
Adjusted EBITDA as a percentage of net sales was 27.6% for the three months ended September 30, 2022 as compared to 29.0% from the prior year primarily due to the lower gross margin as a result of higher production costs and unfavorable product mix partially offset by improved pricing and lower SG&A expenses as discussed above.
Interest expense for the three months ended September 30, 2022 decreased by $5 million compared to the same period of 2021 primarily due to lower average debt outstanding balances primarily on the Term Loan Facility as well as lower average interest rates mainly on the 2022 Term Loan Facility as compared to the 6.5% Senior Secured Notes due 2025 in the prior year quarter.
Other income, net for the three months ended September 30, 2022 primarily consisted of approximately $5 million of net realized and unrealized foreign currency gains, $2 million associated with the monthly technical service fee relating to the Jazan slagger we receive from AMIC and $1 million of pension income primarily due to expected return on plan assets offset by pension related interest costs and amortization of actuarial gains/losses.
We continue to maintain full valuation allowances related to the total net deferred tax assets in Switzerland and the United Kingdom.  The provisions for income taxes associated with these jurisdictions include no tax benefits with respect to losses incurred and tax expense only to the extent of current tax payments. Additionally, we have valuation allowances against other specific tax assets.

On a reported basis, the effective tax rate was 13% and 20% for the three months ended September 30, 2022 and 2021, respectively. The effective tax rates for the three months ended September 30, 2022 and 2021 are impacted by a variety of factors, primarily income and losses in jurisdictions with valuation allowances, disallowable expenditures, prior year accruals, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate. The effective tax rate for the three months ended September 30, 2022 was significantly impacted by the $16 million deferred tax benefit from the changes in estimate about the realizability of the related Australian deferred tax assets in future years.

Nine Months Ended September 30, 2022 compared to the Nine Months Ended September 30, 2021

	Nine Months Ended September 30,
	2022	2021	Variance
Net sales	$2,805	$2,688	$117
Cost of goods sold	2,078	2,011	67
Gross profit	727	677	50
Gross Margin	25.9%	25.2%	0.7 pt

Selling, general and administrative expenses	220	234	(14)
Venator settlement	85	—	85
Income from operations	422	443	(21)
Interest expense	(92)	(123)	(31)
Interest income	6	4	2
Loss on extinguishment of debt	(21)	(60)	(39)
Other income, net	12	6	6
Income before income taxes	327	270	57
Income tax benefit (provision)	187	(54)	(241)
Net income	$514	$216	$298

Effective tax rate	(57)%	20%

EBITDA (1)	$614	$616	$(2)
Adjusted EBITDA (1)	$762	$714	$48
Adjusted EBITDA as % of Net Sales	27.2%	26.6%	0.6 pt
_______________
(1)EBITDA and Adjusted EBITDA are Non-U.S. GAAP financial measures. Please refer to the “Non-U.S. GAAP Financial Measures” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of these measures and a reconciliation of these measures to Net income from operations.
Net sales of $2,805 million for the nine months ended September 30, 2022 increased by 4% compared to $2,688 million for the same period in 2021. The increase is primarily due to increases in average selling prices of TiO2, Zircon and pig iron.
Net sales by type of product for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended September 30,
	2022	2021	Variance	Percentage
TiO2	$2,215	$2,118	$97	5%
Zircon	346	360	(14)	(4)%
Feedstock and other products	244	210	34	16%
Total net sales	$2,805	$2,688	$117	4%
For the nine months ended September 30, 2022, TiO2 revenue was higher by 5% or $97 million compared to the prior year period. TiO2 revenue increased primarily due to a $397 million increase in average selling prices partially offset by a $190 million decrease in sales volumes. Foreign currency negatively impacted TiO2 revenue by $110 million due to the weakening of the Euro. Zircon revenues decreased $14 million primarily due to a 35% decrease in sales volumes partially offset by a 31% increase in average selling prices. Feedstock and other products revenues increased $34 million primarily due to higher average selling prices of pig iron partially offset by decreases in pig iron sales volumes.
Gross margin of $727 million was 25.9% of net sales compared to 25.2% of net sales in the year-ago period. The increase in gross margin is primarily due to:
•the favorable impact of 14 points primarily due to an increase in TiO2, Zircon and pig iron selling prices, and
•the net favorable impact of 3 points due to changes in foreign exchange rates, primarily due to the South African Rand and Australian dollar, partially offset by
•the unfavorable impact of 16 points due to product mix and higher production and commodity costs and increased freight rates which were offset by favorable overhead absorption and cost savings.

Selling, general and administrative expenses decreased by $14 million or 6% during the nine months ended September 30, 2022 compared to the same period of the prior year primarily driven by a $21 million decrease in employee costs offset by higher travel and entertainment expenses of $6 million. The remaining balance was driven by individually immaterial amounts.
The outcome of the Venator settlement resulted in a $85 million payment to Venator which includes $10 million of interest accrued since May 13, 2019 (refer to Note 15 in notes to condensed consolidated financial statements for further details).
Income from operations for the nine months ended September 30, 2022 was $422 million compared to income from operations of $443 million in the prior year period. The decrease of $21 million was primarily due to the Venator settlement of $85 million (discussed above) partially offset by higher TiO2, Zircon and pig iron selling prices and lower SG&A expenses as discussed above.
Adjusted EBITDA as a percentage of net sales was 27.2% for the nine months ended September 30, 2022, an increase of 0.6 point from 26.6% in the prior year. The higher gross margin and lower SG&A expenses as discussed above were the primary drivers of the year-over-year increase in Adjusted EBITDA percentage.
Interest expense for the nine months ended September 30, 2022 decreased by $31 million compared to the same period of 2021 primarily due to the lower average debt outstanding balances primarily on the Term Loan Facility and the lower average interest on the 2022 Term Loan Facility as compared to the 6.5% Senior Secured Notes due 2025 in the prior year period.
Loss on extinguishment of debt was $21 million for the nine months ended September 30, 2022 which is primarily comprised of a $18 million call premium paid in relation to the redemption of the 6.5% Senior Secured Notes and related write-off of certain debt issuance costs associated with the issuance of a new term loan which closed in April 2022.
Other income, net for the nine months ended September 30, 2022 primarily consisted of approximately $6 million associated with the monthly technical service fee relating to the Jazan slagger we receive from AMIC and $3 million of pension income primarily due to expected return on plan assets offset by pension related interest costs and amortization of actuarial gains/losses and $1 million of net realized and unrealized foreign currency gains. The remaining balance was driven by individually immaterial amounts.

We continue to maintain full valuation allowances related to the total net deferred tax assets in Switzerland and the United Kingdom.  The provisions for income taxes associated with these jurisdictions include no tax benefits with respect to losses incurred and tax expense only to the extent of current tax payments. Additionally, we have valuation allowances against other specific tax assets.

On a reported basis, the effective tax rate was (57)% and 20% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rates for the nine months ended September 30, 2022 and 2021 are impacted by a variety of factors, primarily income and losses in jurisdictions with valuation allowances, disallowable expenditures, prior year accruals, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate. The effective tax rate for the nine months ended September 30, 2022 was significantly impacted by the $278 million deferred tax benefit from the release of a portion of the valuation allowance in Australia, the non-deductible Venator settlement and the related interest expense in a jurisdiction with a full valuation allowance, and a $7 million deferred tax benefit from statutory tax rate changes in two foreign jurisdictions.
Other Comprehensive Income
Other comprehensive loss was $115 million in the three months ended September 30, 2022 as compared to other comprehensive loss of $81 million in the three months ended September 30, 2021. The change is primarily due to the unfavorable foreign currency translation adjustments of $122 million in the three months ended September 30, 2022 as compared to unfavorable foreign currency translation adjustments of $70 million in the prior year period. In addition, we recognized a net gain on derivative instruments of $6 million in the three months ended September 30, 2022 as compared to a net loss on derivative instruments of $13 million in the prior year period.
Other comprehensive loss was $146 million in the nine months ended September 30, 2022 as compared to other comprehensive loss of $70 million in the nine months ended September 30, 2021. The change is primarily due to the unfavorable foreign currency translation adjustments of $175 million in the nine months ended September 30, 2022 as compared to the unfavorable foreign currency translation adjustments of $62 million in the prior year period. In addition, we recognized a net gain on derivative instruments of $27 million in the nine months ended September 30, 2022 as compared to a net loss on derivative instruments of $10 million in the prior year period.
Liquidity and Capital Resources
The following table presents our liquidity as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(Millions of U.S. dollars)
Cash and cash equivalents	$91	$228
Available under the new Cash Flow Revolver	265	329
Available under the Standard Credit Facility	55	63
Available under the Emirates Revolver	56	38
Available under the SABB Facility	19	19
Total	$486	$677
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

In April 2022, the Company drew down $85 million on its Cash Flow Revolver which was utilized to make the payment on the Venator settlement. During the nine months ended September 30, 2022, we made total repayments of $20 million and the remaining outstanding balance as of September 30, 2022 was $65 million.
In July 2022, we drew down 400 million South African rand (approximately $22 million at the September 30, 2022 exchange rate) for general corporate purposes and fully repaid the outstanding amount as of September 30, 2022. In October 2022, we drew down 280 million South African rand (approximately $15 million at the September 30, 2022 exchange rate) for general corporate purposes which is expected to be repaid in the fourth quarter of 2022.
Working capital (calculated as current assets less current liabilities) was $1.1 billion at September 30, 2022 compared to $1.2 billion at December 31, 2021.
As of September 30, 2022, the non-guarantor subsidiaries of our Senior Notes due 2029 represented approximately 19% of our total consolidated liabilities and approximately 35% of our total consolidated assets. For the three and nine months ended September 30, 2022, the non-guarantor subsidiaries of our Senior Notes due 2029 represented approximately 44% and 43%, respectively, of our total consolidated net sales and approximately 48% and 45%, respectively, of our consolidated EBITDA (as such term is defined in the 2029 Indenture). In addition, as of September 30, 2022, our non-guarantor subsidiaries had $736 million of total consolidated liabilities (including trade payables but excluding intercompany liabilities), all of which would have been structurally senior to the 2029 Notes. See Note 11 of notes to unaudited condensed consolidated financial statements.
At September 30, 2022, we had outstanding letters of credit and bank guarantees of $54 million. See Note 15 of notes to unaudited condensed consolidated financial statements.
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
During the three months ended September 30, 2022, our credit rating with Moody’s remained unchanged at Ba3 stable outlook, positively upgraded from B1 stable outlook at December 31, 2021. During the three months ended September 30, 2022, our credit rating with Standard & Poor's remained unchanged at B positive outlook, positively upgraded from B stable outlook at December 31, 2021. See Note 11 of notes to unaudited condensed consolidated financial statements.
Cash and Cash Equivalents
We consider all investments with original maturities of three months or less to be cash equivalents. As of September 30, 2022, our cash and cash equivalents were invested in money market funds and we also receive earnings credits for some balances left in our bank operating accounts. We maintain cash and cash equivalents in bank deposit and money market accounts that may exceed federally insured limits. The financial institutions where our cash and cash equivalents are held are highly rated and geographically dispersed, and we have a policy to limit the amount of credit exposure with any one institution. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk.
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
Repatriation of Cash
At September 30, 2022, we held $91 million in cash and cash equivalents in these respective jurisdictions: $3 million in the United States, $14 million in Europe, $21 million in Australia, $29 million in Brazil, $2 million in South Africa, $5 million in Saudi Arabia, and $17 million in China. Our credit facilities limit transfers of funds from subsidiaries in the United States to certain foreign subsidiaries.

Tronox Holdings plc has foreign subsidiaries with undistributed earnings at September 30, 2022. We have made no provision for deferred taxes related to these undistributed earnings because they are considered indefinitely reinvested in the foreign jurisdictions.
Stock Repurchases
As previously announced, on November 9, 2021, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's stock through February 2024. During the nine months ended September 30, 2022, we purchased a total of 2,843,789 shares on the open market at an average price of $17.38 per share and at an aggregate cost of approximately $50 million, including sales commissions, transfer taxes and fees. Upon repurchase of the shares by the Company, the shares were cancelled. Under the authorization from our Board of Directors, we have approximately $251 million available for additional repurchases through February 2024.
Cash Dividends on Ordinary Shares
On August 3, 2022, the Board declared a quarterly dividend of $0.125 per share to holders of our ordinary shares at the close of business on August 15, 2022, which was paid on September 16, 2022.

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
As a result of this transaction, we recognized approximately $21 million, including a call premium of $18 million, in "Loss on Extinguishment of Debt" on the unaudited Consolidated Statement of Income for the nine months ended September 30, 2022.
At September 30, 2022 and December 31, 2021, our long-term debt, net of unamortized discount and debt issuance costs was $2.5 billion and $2.6 billion, respectively. At September 30, 2022 and December 31, 2021, our net debt (the excess of our debt over cash and cash equivalents) was $2.5 billion and $2.3 billion, respectively. See Note 11 of notes to unaudited condensed consolidated financial statements.
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

Cash Flows
The following table presents cash flow for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	(Millions of U.S. dollars)
Cash provided by operating activities	$358	$601
Cash used in investing activities	(311)	(181)
Cash used in financing activities	(184)	(752)
Effects of exchange rate changes on cash and cash equivalents and restricted cash	(4)	(3)
Net decrease in cash, cash equivalents and restricted cash	$(141)	$(335)
Cash Flows provided by Operating Activities — Cash provided by operating activities of $358 million is primarily driven by $573 million of net income adjusted for non-cash items offset by a net cash outflow of $215 million related to changes in assets and liabilities. The following table provides our net cash provided by operating activities for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
	(Millions of U.S. dollars)
Net income	$514	$216
Adjustments for non-cash items	59	354
Income related cash generation	573	570
Net change in assets and liabilities	(215)	31
Cash provided by operating activities	$358	$601
Net cash provided by operating activities decreased by $243 million year-over-year from net cash provided by operations of $601 million in the prior year to net cash provided by operating activities of $358 million during the current year. This decrease was generated primarily due to a use of cash for working capital items of $166 million in the current year as compared to cash generated from working capital items of $85 million in the prior year, which is primarily driven by the $255 million change in inventory as we replenish inventory levels to normalized levels.
Cash Flows used in Investing Activities — Net cash used in investing activities for the nine months ended September 30, 2022 was $311 million as compared to $181 million for the same period in 2021 primarily due to increased capital expenditures of $314 million during the current year as compared to $183 million in the prior year as a result of Project newTRON and the development of the Atlas Campaspe mine.
Cash Flows used in Financing Activities —Net cash used in financing activities during the nine months ended September 30, 2022 was $184 million as compared to cash used in financing activities of $752 million for the nine months ended September 30, 2021. The nine months ended September 30, 2022 was primarily comprised of the early redemption of the 6.5% Senior Secured Notes due 2025 of $500 million and a related call premium paid of $18 million. These repayments were offset by proceeds from the new 2022 Term Loan Facility of $396 million. We also drew down $85 million on our Cash Flow Revolver and subsequently repaid $20 million in the current year. Additionally, during the current year, $50 million was used in the repurchase of the Company's stock as part of our previously announced share repurchase program and $60 million was used to pay dividends.
The nine months ended September 30, 2021 was primarily comprised of $2,375 million from the proceeds from the issuance of our Senior Notes due 2029 and the Term Loan Facility offset by repayments of long-term debt of $3,008 million primarily related to the repayment of the prior term loan facility and early redemption of our senior notes originally due 2025 and 2026 as well as associated call premiums of $40 million and debt issuance costs of $36 million. During the prior year, the Company also paid dividends of $46 million.

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of September 30, 2022:

	Contractual Obligation Payments Due by Year (3)(4)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of U.S. dollars)
Long-term debt, net and lease financing (including interest) (1)	$3,324	231	279	319	2,495
Purchase obligations (2)	2,403	257	311	293	1,542
Operating leases	215	29	44	28	114
Asset retirement obligations and environmental liabilities(5)	420	17	29	22	352
Total	$6,362	534	663	662	4,503
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

The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Millions of U.S. dollars)
Net income (U.S. GAAP)	$123	$113	$514	$216
Interest expense	32	37	92	123
Interest income	(2)	(1)	(6)	(4)
Income tax provision (benefit)	18	28	(187)	54
Depreciation, depletion and amortization expense	66	72	201	227
EBITDA (non-U.S. GAAP)	237	249	614	616
Share-based compensation (a)	7	7	21	23
Transaction costs (b)	—	—	—	18
Venator settlement (c)	—	—	85	—
Loss on extinguishment of debt (d)	—	3	21	60
Costs associated with former CEO retirement (e)	—	—	—	1
Gain on asset sale (f)	—	—	—	(2)
Foreign currency remeasurement (g)	(5)	(10)	(1)	(14)
Costs associated with Exxaro deal (h)	—	—	—	1
Severance charges and related costs (i)	1	—	4	—
Other items (j)	7	3	18	11
Adjusted EBITDA (non-U.S. GAAP)	$247	$252	$762	$714

(a) Represents non-cash share-based compensation. See Note 17 of notes to unaudited condensed consolidated financial statements.
(b) Represents breakage fee and other costs associated with the termination of the TTI Transaction which were primarily recorded in “Other income, net” in the unaudited Condensed Consolidated Statements of Income.
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
(g) Represents realized and unrealized gains and losses associated with foreign currency remeasurement related to third-party and intercompany receivables and liabilities denominated in a currency other than the functional currency of the entity holding them, which are included in “Other income, net” in the unaudited Condensed Consolidated Statements of Income.
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
(j) Includes noncash pension and postretirement costs, asset retirement obligation remeasurements, asset write-offs, accretion expense and other items included in “Selling general and administrative expenses”, “Cost of goods sold” and “Other income, net” in the unaudited Condensed Consolidated Statements of Income.

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
Credit Risk
Credit risk is the risk that a borrower or a counterparty will fail to meet their obligations. A significant portion of our liquidity is concentrated in trade accounts receivable that arise from sales of our products to customers. In the case of TiO2, the high level of industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. We have significant exposure to credit risk in industries that are affected by cyclical economic fluctuations. We perform ongoing credit evaluations of our customers from time to time, as deemed appropriate, to mitigate credit risk but generally do not require collateral. Our contracts typically enable us to tighten credit terms if we perceive additional credit risk; however, historic losses due to write offs of bad debt have been insignificant. In addition, due to our international operations, we are subject to potential trade restrictions and sovereign risk in certain countries in which we operate. We maintain allowances for potential credit losses based on specific customer review and current financial conditions. During the nine months ended September 30, 2022 and 2021, our ten largest third-party customers represented 30% and 28%, respectively, of our consolidated net sales. During the nine months ended September 30, 2022 and 2021, no single customer accounted for 10% of our consolidated net sales.
Interest Rate Risk
Interest rate risk arises from the possibility that changes in interest rates will impact our financial results. We are exposed to interest rate risk on our floating rate debt, the Term Loan Facility, the 2022 Term Loan Facility, Standard Bank Term Loan Facility, and Cash Flow Revolver, Standard Bank Revolver, Emirates Revolver and SABB Credit Facility balances. Using a sensitivity analysis as of September 30, 2022, a hypothetical 1% increase in interest rates would result in a net decrease to pre-tax income of approximately $7 million on an annualized basis. This is due to the fact that earnings on our floating rate financial assets of $23 million at September 30, 2022 would increase by the full 1%, offsetting the impact of a 1% increase in interest expense on our floating rate debt of approximately $724 million.
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

Currency Risk
Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact our balance sheets due to the translation of our assets and liabilities denominated in foreign currencies, as well as our earnings due to the translation of certain of our subsidiaries’ statements of income from local currencies to U.S. dollars, as well as due to remeasurement of assets and liabilities denominated in currencies other than a subsidiary’s functional currency. We manufacture and market our products in a number of countries throughout the world and, as a result, are exposed to changes in foreign currency exchange rates, particularly in Australia, Brazil, China, South Africa, the Netherlands and the United Kingdom. The exposure is most prevalent in South Africa and Australia as the majority of revenues are earned in U.S. dollars while expenses are primarily incurred in local currencies. Since we are exposed to movements in the South African Rand, the Australian Dollar, the Euro and the Pound Sterling versus the U.S. dollar, we may enter into forward contracts to buy and sell foreign currencies as “economic hedges” for these foreign currency transactions.
We periodically enter into foreign currency contracts used to hedge non-functional currency sales for our South African subsidiaries and forecasted non-functional currency cost of goods sold for our Australian subsidiaries. These foreign currency contracts are designated as cash flow hedges. Changes to the fair value of these foreign currency contracts are recorded as a component of other comprehensive (loss) income to the extent such contracts are effective, and are recognized in net sales or costs of goods sold in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. As of September 30, 2022, we had notional amounts of 174 million Australian dollars (or approximately $112 million at September 30, 2022 exchange rate) that expire between October 28, 2022 and December 29, 2022 to reduce the exposure of our Australian subsidiaries’ cost of sales to fluctuations in currency rates. As of September 30, 2022, we had notional amounts of 1.5 billion South African Rand (approximately $84 million at September 30, 2022 exchange rate) that expire between October 27, 2022 and December 30, 2022 to reduce the exposure of our South African subsidiaries' third party sales to fluctuations in currency rates. Refer to Note 12 in notes to unaudited condensed consolidated financial statements.
From time to time, we enter into foreign currency contracts for the South African Rand, Australian dollar, Euro and Pound Sterling to reduce exposure of our subsidiaries’ balance sheet accounts not denominated in our subsidiaries' functional currency to fluctuations in foreign currency rates. At September 30, 2022, there was (i) 786 million South African Rand (or approximately $43 million at September 30, 2022 exchange rate), (ii) 189 million Australian dollars (or approximately $122 million at the September 30, 2022 exchange rate), (iii) 15 million Pound Sterling (or approximately $16 million at the September 30, 2022 exchange rate), and (iv) 8 million Euro (or approximately $8 million at the September 30, 2022 exchange rate) of notional amounts of outstanding foreign currency contracts. At December 31, 2021, there was (i) 510 million South African Rand (or approximately $28 million at the September 30, 2022 exchange rate) and (ii) 172 million Australian dollars (or approximately $111 million at the September 30, 2022 exchange rate) of notional amounts outstanding foreign currency contracts. Refer to Note 12 in notes to unaudited condensed consolidated financial statements.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of Tronox’s management, including our co-CEOs and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”), as of September 30, 2022, the end of the period covered by this report. Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date. Tronox’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Tronox in the reports that it files or submits under the Exchange Act is accumulated and communicated to Tronox’s management, including Tronox’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date.
An evaluation of our internal control over financial reporting was also performed to determine whether any changes have occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting
We are currently undergoing a multi-year IT-enabled transformation program that includes increased automation of both operational and financial systems, including the global enterprise risk management program, through new and upgraded systems, technology and processes. As part of such transformation program, during the third quarter of 2022, we implemented upgrades to our financial systems and platforms in certain regions. The full implementation is expected to occur in phases over a number of years. As the phased implementation of this system occurs, we expect certain changes to our processes and procedures which, in turn, will result in changes to our internal control over financial reporting.

While we expect this transformation program to strengthen our internal financial controls, management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve.

Other than as discussed above, during the quarter ended September 30, 2022, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table provides information with respect to purchases of our shares of common stock, $0.01 par value per share, during the three months ended September 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs (1)	Approximate Dollar Value That May Yet Be Purchased Under the Program (2)
				$250,536,235
July 1, 2022 through July 31, 2022	—	$—	—	$250,536,235
August 1, 2022 through August 31, 2022	—	$—	—	$250,536,235
September 1, 2022 through September 30, 2022	—	$—	—	$250,536,235
Totals	—	$—	—	$250,536,235
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

101
The following financial statements from Tronox Holdings plc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (furnished herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema Document. (furnished herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (furnished herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. (furnished herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. (furnished herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (furnished herewith)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022, which has been formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:
October 27, 2022

TRONOX HOLDINGS PLC (Registrant)

By:	/s/ Timothy Carlson
Name:	Timothy Carlson
Title:	Senior Vice President, Chief Financial Officer

By:	/s/ Jonathan P. Flood
Name:	Jonathan P. Flood
Title:	Vice President, Controller and Principal Accounting Officer