Form 10-Q
period 2023-03-31
Tronox Holdings plc
filed 2023-04-27
CIK 1530804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

As of April 20, 2023, the Registrant had 156,728,124 ordinary shares outstanding.

Item 1.    Financial Statements (Unaudited)

Page No.

Unaudited Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2023 and 2022	4
Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2023 and 2022	5
Unaudited Condensed Consolidated Balance Sheets at March 31, 2023 and December 31, 2022	6
Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2023 and 2022	7
Unaudited Condensed Consolidated Statement of Shareholders’ Equity for the Three Months Ended March 31, 2023 and 2022	8
Notes to Unaudited Condensed Consolidated Financial Statements	10

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Net sales	$708	$965
Cost of goods sold	575	733
Gross profit	133	232
Selling, general and administrative expenses	71	78
Venator settlement	—	85
Income from operations	62	69
Interest expense	(33)	(32)
Interest income	3	2
Loss on extinguishment of debt	—	(1)
Other income (expense), net	2	(4)
Income before income taxes	34	34
Income tax provision	(9)	(18)
Net income	25	16
Net income attributable to noncontrolling interest	2	—
Net income attributable to Tronox Holdings plc	$23	$16

Earnings per share:
Basic	$0.15	$0.10
Diluted	$0.15	$0.10

Weighted average shares outstanding, basic (in thousands)	155,175	154,629
Weighted average shares outstanding, diluted (in thousands)	156,641	159,577
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Millions of U.S. dollars)

	Three Months Ended March 31,
	2023	2022
Net income	$25	$16
Other comprehensive income (loss):
Foreign currency translation adjustments	(13)	70
Pension and postretirement plans:
Actuarial losses, (net of tax benefit of $1 million in the three months ended March 31, 2023 and nil in the three months ended March 31, 2022)	1	—
Amortization of unrecognized actuarial losses, (net of tax benefit of nil in the three months ended March 31, 2023 and less than $1 million in the three months ended March 31, 2022)	—	1
Total pension and postretirement loss	1	1
Realized (gains) losses on derivatives reclassified from accumulated other comprehensive loss to the Condensed Consolidated Statement of Income (net of tax benefit of $1 million and net of tax expense of $1 million in the three months ended March 31, 2023 and 2022, respectively)	3	(11)
Unrealized (losses) gains on derivative financial instruments, (net of tax benefit of $2 million for the three months ended March 31, 2023 and a net of tax expense of $4 million for the three months ended March 31, 2022, respectively) - See Note 12	(6)	49

Other comprehensive (loss) income	(15)	109

Total comprehensive income	10	125

Comprehensive income attributable to noncontrolling interest:
Net income	2	—
Foreign currency translation adjustments	2	8
Comprehensive income attributable to noncontrolling interest	4	8

Comprehensive income attributable to Tronox Holdings plc	$6	$117

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	March 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$115	$164
Accounts receivable (net of allowance for credit losses of $4 million and $4 million as of March 31, 2023 and December 31, 2022, respectively)	411	377
Inventories, net	1,359	1,278
Prepaid and other assets	134	135
Income taxes receivable	5	6
Total current assets	2,024	1,960
Noncurrent Assets
Property, plant and equipment, net	1,820	1,830
Mineral leaseholds, net	683	701
Intangible assets, net	249	250
Lease right of use assets, net	138	136
Deferred tax assets	1,243	1,233
Other long-term assets	202	196
Total assets	$6,359	$6,306

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$410	$486
Accrued liabilities	263	252
Short-term lease liabilities	22	20
Short-term debt	176	50
Long-term debt due within one year	24	24
Income taxes payable	20	18
Total current liabilities	915	850
Noncurrent Liabilities
Long-term debt, net	2,458	2,464
Pension and postretirement healthcare benefits	91	89
Asset retirement obligations	151	153
Environmental liabilities	50	51
Long-term lease liabilities	110	110
Deferred tax liabilities	152	153
Other long-term liabilities	33	33
Total liabilities	3,960	3,903

Commitments and Contingencies - Note 15
Shareholders’ Equity
Tronox Holdings plc ordinary shares, par value $0.01 — 156,717,050 shares issued and outstanding at March 31, 2023 and 154,496,923 shares issued and outstanding at December 31, 2022	2	2
Capital in excess of par value	2,049	2,043
Retained earnings	1,083	1,080
Accumulated other comprehensive loss	(785)	(768)
Total Tronox Holdings plc shareholders’ equity	2,349	2,357
Noncontrolling interest	50	46
Total equity	2,399	2,403
Total liabilities and equity	$6,359	$6,306
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Millions of U.S. dollars)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$25	$16
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	71	68
Deferred income taxes	(1)	4
Share-based compensation expense	6	7
Amortization of deferred debt issuance costs and discount on debt	2	2
Loss on extinguishment of debt	—	1
Venator settlement	—	85
Other non-cash items affecting net income	16	2
Changes in assets and liabilities:
Increase in accounts receivable, net of allowance for credit losses	(41)	(11)
(Increase) decrease in inventories, net	(83)	21
Decrease (increase) in prepaid and other assets	2	(17)
(Decrease) increase in accounts payable and accrued liabilities	(68)	18
Net changes in income tax payables and receivables	2	7
Changes in other non-current assets and liabilities	(10)	(14)
Cash (used in) provided by operating activities	(79)	189

Cash Flows from Investing Activities:
Capital expenditures	(93)	(103)
Proceeds from sale of assets	2	1
Cash used in investing activities	(91)	(102)

Cash Flows from Financing Activities:
Repayments of short-term debt	(26)	—
Repayments of long-term debt	(4)	(3)
Proceeds from short-term debt	152	—
Repurchase of common stock	—	(25)
Dividends paid	(2)	(1)
Cash provided by (used in) financing activities	120	(29)

Effects of exchange rate changes on cash and cash equivalents	1	6

Net (decrease) increase in cash and cash equivalents	(49)	64
Cash and cash equivalents at beginning of period	164	232
Cash and cash equivalents at end of period	$115	$296

Supplemental cash flow information:
Interest paid, net	$34	$34

Income taxes paid	$7	$7
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Millions of U.S. dollars, except for shares)
For the three months ended March 31, 2023

	Tronox Holdings plc Ordinary Shares (in thousands)	Tronox Holdings plc Ordinary Shares (Amount)	Capital in Excess of par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Tronox Holdings plc Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2022	154,497	$2	$2,043	$1,080	$(768)	$2,357	$46	$2,403
Net income	—	—	—	23	—	23	2	25
Other comprehensive (loss) income	—	—	—	—	(17)	(17)	2	(15)
Share-based compensation	2,221	—	6	—	—	6	—	6
Shares cancelled	(1)	—	—	—	—	—	—	—
Ordinary share dividends ($0.125 per share)	—	—	—	(20)	—	(20)	—	(20)
Balance at March 31, 2023	156,717	$2	$2,049	$1,083	$(785)	$2,349	$50	$2,399

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)
(Unaudited)
(Millions of U.S. dollars, except for shares)
For the three months ended March 31, 2022

	Tronox Holdings plc Ordinary Shares (in thousands)	Tronox Holdings plc Ordinary Shares (Amount)	Capital in Excess of par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Tronox Holdings plc Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2021	153,935	$2	$2,067	$663	$(738)	$1,994	$48	$2,042
Net income	—	—	—	16	—	16	—	16
Other comprehensive income	—	—	—	—	101	101	8	109
Share-based compensation	3,254	—	7	—	—	7	—	7
Shares cancelled	(9)	—	—	—	—	—	—	—
Options exercised	3	—	—	—	—	—	—	—
Shares repurchased and cancelled	(1,386)		(25)	—	—	(25)	—	(25)
Ordinary share dividends ($0.125 per share)	—	—	—	(20)	—	(20)	—	(20)
Balance at March 31, 2022	155,797	$2	$2,049	$659	$(637)	$2,073	$56	$2,129

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Millions of U.S. dollars, except share, per share and metric tons data or unless otherwise noted)

1.    The Company
Tronox Holdings plc (referred to herein as "Tronox", the "Company", "we", "us", or "our") operates titanium-bearing mineral sand mines and beneficiation operations in Australia and South Africa to produce feedstock materials that can be processed into TiO2 for pigment, high purity titanium chemicals, including titanium tetrachloride, and Ultrafine© titanium dioxide used in certain specialty applications. Our strategy is to be vertically integrated and produce enough feedstock materials to be as self-sufficient as possible in the production of TiO2 at our nine TiO2 pigment facilities located in the United States, Australia, Brazil, UK, France, the Netherlands, China and the Kingdom of Saudi Arabia (“KSA”). We believe that vertical integration is the best way to achieve our ultimate goal of delivering low cost, high-quality pigment to our coatings and other TiO2 customers throughout the world. The mining, beneficiation and smelting of titanium bearing mineral sands creates meaningful quantities of zircon, pig iron and the rare-earth bearing mineral, monazite, which we also supply to customers around the world.
We are a public limited company listed on the New York Stock Exchange and are registered under the laws of England and Wales.
Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.
In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, considered necessary for a fair statement of its financial position as of March 31, 2023, and its results of operations for the three months ended March 31, 2023 and 2022. Our unaudited condensed consolidated financial statements include the accounts of all majority-owned subsidiary companies. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the manner and presentation in the current period.
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
We have conducted an internal assessment to identify items that would be impacted as a result of the dissolution of LIBOR. Based upon this assessment, we have determined that this change will be most impactful to our intercompany debt agreements and interest rate swap agreements. Upon conversion of these benchmark rates, we intend to elect the practical expedients allowed under this standard which is expected to result in an immaterial impact to the financial statements. In addition, during the current quarter, we have elected to utilize certain exemptions allowed by this pronouncement as it relates to our interest rate swap transactions. Refer to Note 12 for further details.

2.    Revenue
We recognize revenue at a point in time when the customer obtains control of the promised products. For most transactions this occurs when products are shipped from our manufacturing facilities or at a later point when control of the products transfers to the customer at a specified destination or time.
Contract assets represent our rights to consideration in exchange for products that have transferred to a customer when the right is conditional on situations other than the passage of time. For products that we have transferred to our customers, our rights to the consideration are typically unconditional and only the passage of time is required before payments become due. These unconditional rights are recorded as "Accounts receivable" in the unaudited Condensed Consolidated Balance Sheets. As of March 31, 2023, and December 31, 2022, we did not have material contract asset balances.
Contract liabilities represent our obligations to transfer products to a customer for which we have received consideration from the customer. From time to time, we may receive advance payment from our customers that is accounted for as deferred revenue. Deferred revenue is earned when control of the product transfers to the customer, which is typically within a short period of time from when we received the advanced payment. Contract liability balances as of both March 31, 2023 and December 31, 2022 were less than $1 million. Contract liability balances were reported as “Accounts payable” in the unaudited Condensed Consolidated Balance Sheets.  All material contract liabilities as of December 31, 2022 were recognized as revenue in “Net sales” in the unaudited Condensed Consolidated Statements of Income during the first quarter of 2023.
Disaggregation of Revenue
We operate under one operating and reportable segment, Tronox. We disaggregate our revenue from contracts with customers by product type and geographic area. We believe this level of disaggregation appropriately depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors and reflects how our business is managed.
Net sales to external customers by geographic areas where our customers are located were as follows:

	Three Months Ended March 31,
	2023	2022
North America	$189	$195
South and Central America	42	67
Europe, Middle-East and Africa	282	377
Asia Pacific	195	326
Total net sales	$708	$965

Net sales from external customers for each similar type of product were as follows:

	Three Months Ended March 31,
	2023	2022
TiO2	$560	$773
Zircon	72	108
Feedstock and other products	76	84
Total net sales	$708	$965
Feedstock and other products mainly include pig iron, TiCl4 and other mining products.

During the three months ended March 31, 2023 and 2022, our ten largest third-party customers represented 37% and 30%, respectively, of our consolidated net sales. During the three months ended March 31, 2023 and 2022, no single customer accounted for 10% of our consolidated net sales.
3.    Income Taxes
Our operations are conducted through various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.
Income before income taxes is comprised of the following:

	Three Months Ended March 31,
	2023	2022
Income tax (provision) benefit	$(9)	$(18)
Income before income taxes	$34	$34
Effective tax rate	26%	53%
Tronox Holdings plc, a U.K. public limited company is the parent company for the business group, and the statutory tax rate in the U.K. at both March 31, 2023 and 2022 was 19%. The statutory rate in the U.K. will change to 25% effective April 1, 2023 and a weighted average of 23.5% will be applied for the full year 2023. The effective tax rates for both the three months ended March 31, 2023 and 2022 are impacted by a variety of factors, primarily income and losses in jurisdictions with valuation allowances, disallowable expenditures, prior year accruals, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate. The effective tax rate for the three months ended March 31, 2022 was significantly impacted by the non-deductible Venator settlement, related interest expense from the Venator settlement in a jurisdiction with a full valuation allowance, and a $7 million deferred tax benefit from statutory tax rate changes in two foreign jurisdictions.
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

4.    Income Per Share
The computation of basic and diluted income per share for the periods indicated is as follows:

	Three Months Ended March 31,
	2023	2022
Numerator - Basic and Diluted:
Net income	$25	$16
Less: Net income attributable to noncontrolling interest	2	—
Net income available to ordinary shares	$23	$16

Denominator - Basic and Diluted:
Weighted-average ordinary shares, basic (in thousands)	155,175	154,629
Weighted-average ordinary shares, diluted (in thousands)	156,641	159,577

Basic net income per ordinary share	$0.15	$0.10
Diluted net income per ordinary share	$0.15	$0.10
Net income per ordinary share amounts were calculated from exact, not rounded net income and share information.  Anti-dilutive shares not recognized in the diluted net income per share calculation for the three months ended March 31, 2023 and 2022 were as follows:

	Shares
	Three Months Ended March 31,
	2023	2022
Options	265,376	408,641
Restricted share units	2,798,108	1,029,052

5.    Accounts Receivable Securitization Program

On March 15, 2022, the Company entered into an accounts receivable securitization program (“Securitization Facility”) with a financial institution ("Purchaser"), through our wholly owned special purpose bankruptcy-remote subsidiary Tronox Securitization LLC (“ SPE”) which was amended in November 2022.
As the Company does not maintain effective control over the sold receivables, we derecognize the sold receivables from our Condensed Consolidated Balance Sheet and classify the cash proceeds as source of cash from operating activities in our Condensed Consolidated Statement of Cash Flows.
The program is structured on a revolving basis under which cash collections from receivables are used to fund additional purchases of receivables at 100% face value, not to exceed the facility limit. As of March 31, 2023 and December 31, 2022, the total value of accounts receivables sold under the Securitization Facility and derecognized from the Company's Condensed Consolidated Balance Sheet was $117 million and $123 million, respectively. Additionally, at March 31, 2023 and December 31, 2022, we retained approximately $99 million and $69 million of unsold receivables which we pledged as collateral for the sold receivables.
The following table sets forth a summary of the receivables sold and fees incurred under the program during the related periods:

	Three Months Ended March 31,
	2023	2022
Cash proceeds from collections reinvested in the program	$144	$28
Incremental accounts receivables sold	138	103
Fees incurred[1]	2	—
1 Fees due to the Purchaser are recorded in "Other income (expense), net" in our Condensed Consolidated Statement of Income.

6.    Inventories, Net
Inventories, net consisted of the following:

	March 31, 2023	December 31, 2022
Raw materials	$284	$261
Work-in-process	144	125
Finished goods, net	691	641
Materials and supplies, net	240	251
Inventories, net – current	$1,359	$1,278
Materials and supplies, net consists of processing chemicals, maintenance supplies and spare parts, which will be consumed directly and indirectly in the production of our products.
At March 31, 2023 and December 31, 2022, inventory obsolescence reserves primarily for materials and supplies were $43 million and $42 million, respectively. Reserves for lower of cost or market and net realizable value were $24 million and $27 million at March 31, 2023 and December 31, 2022, respectively.
7.    Property, Plant and Equipment, Net
Property, plant and equipment, net of accumulated depreciation, consisted of the following:

	March 31, 2023	December 31, 2022
Land and land improvements	$229	$226
Buildings	425	390
Machinery and equipment	2,450	2,330
Construction-in-progress	237	370
Other	58	62
Subtotal	3,399	3,378
Less: accumulated depreciation	(1,579)	(1,548)
Property, plant and equipment, net	$1,820	$1,830
Substantially all of the property, plant and equipment, net is pledged as collateral for our debt. See Note 11.

The table below summarizes depreciation expense related to property, plant and equipment for the periods presented, recorded in the specific line items in our unaudited Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2023	2022
Cost of goods sold	$54	$51
Selling, general and administrative expenses	1	1
Total	$55	$52

8.    Mineral Leaseholds, Net
Mineral leaseholds, net of accumulated depletion, consisted of the following:

	March 31, 2023	December 31, 2022
Mineral leaseholds	$1,269	$1,282
Less: accumulated depletion	(586)	(581)
Mineral leaseholds, net	$683	$701

Depletion expense relating to mineral leaseholds recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Income was $8 million during both the three months ended March 31, 2023 and 2022.
9.    Intangible Assets, Net
Intangible assets, net of accumulated amortization, consisted of the following:

	March 31, 2023			December 31, 2022
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$291	$(236)	$55	$291	$(231)	$60
TiO2 technology	93	(39)	54	93	(37)	56
Internal-use software and other	186	(46)	140	179	(45)	134
Intangible assets, net	$570	$(321)	$249	$563	$(313)	$250
As of March 31, 2023 and December 31, 2022, internal-use software included approximately $111 million and $106 million, respectively, of capitalized software costs which are not being amortized as the software is not ready for its intended use.
The table below summarizes amortization expense related to intangible assets for the periods presented, recorded in the specific line items in our unaudited Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2023	2022
Cost of goods sold	$1	$—
Selling, general and administrative expenses	7	8
Total	$8	$8
Estimated future amortization expense related to intangible assets is $23 million for the remainder of 2023, $42 million for 2024, $41 million for 2025, $23 million for 2026, $21 million for 2027 and $99 million thereafter.

10.    Balance Sheet and Cash Flow Supplemental Information
Accrued liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Employee-related costs and benefits	$94	$107
Related party payables	30	15
Interest	11	15
Sales rebates	38	37
Taxes other than income taxes	14	13
Asset retirement obligations	7	8
Other accrued liabilities	69	57
Accrued liabilities	$263	$252
Additional supplemental cash flow information as of March 31, 2023 and December 31, 2022 is as follows:
Supplemental non cash information:

	March 31, 2023	December 31, 2022
Capital expenditures acquired but not yet paid	$43	$72

11.    Debt
Long-Term Debt
Long-term debt, net of an unamortized discount and debt issuance costs, consisted of the following:

	Original Principal	Annual Interest Rate	Maturity Date	March 31, 2023	December 31, 2022
Term Loan Facility, net of unamortized discount (1)	1,300	Variable	3/11/2028	$898	$898
2022 Term Loan Facility, net of unamortized discount(1)	400	Variable	4/4/2029	393	393
Senior Notes due 2029	1,075	4.625%	3/15/2029	1,075	1,075
Standard Bank Term Loan Facility (1)	98	Variable	11/11/2026	72	77
Australian Government Loan, net of unamortized discount	N/A	N/A	12/31/2036	1	1
MGT Loan(2)	36	Variable	Variable	29	30
Finance leases				46	47
Long-term debt				2,514	2,521
Less: Long-term debt due within one year				(24)	(24)
Debt issuance costs				(32)	(33)
Long-term debt, net				$2,458	$2,464
_______________
(1)The average effective interest rate on the Term Loan Facility (including the impacts of the interest rate swaps), the 2022 Term Loan Facility and the Standard Bank Term Loan Facility was 5.3%, 8.4% and 9.7%, respectively, during the three months ended March 31, 2023. The average effective interest rate on the Term Loan Facility and Standard Bank Term Loan Facility was 4.5% and 6.3%, respectively, during the three months ended March 31, 2022.

(2)The MGT loan is a related party debt facility. The average effective interest rate on the MGT loan was 6.0% and 3.2% during the three months ended March 31, 2023 and March 31, 2022, respectively.
Term Loan Facility
The Term Loan Facility bears interest at either the base rate or an adjusted LIBOR rate, in each case plus an applicable margin. Based on our first lien net leverage ratio pursuant to the Term Loan Facility agreement, the applicable margin under the Term Loan Facility as of March 31, 2023 was 2.25%.
2022 Term Loan Facility
On April 4, 2022, Tronox Finance LLC (the "Borrower"), the Borrower's indirect parent company, Tronox Holdings plc (the "Company"), certain of the Company's subsidiaries, the incremental term lender party thereto, and HSBC Bank USA. National Association, as Administrative Agent and Collateral Agent, entered into Amendment No. 1 to the Amended and Restated First Lien Credit Agreement (the "Amendment"). The Amendment provides the Borrower with a new seven-year incremental term loan facility (the "2022 Term Loan Facility" and, the loans thereunder, the "2022 Incremental Term Loans") under its credit agreement in an aggregate initial principal amount of $400 million. The proceeds of the 2022 Term Loan Facility were used on April 1, 2022, along with cash on hand, to redeem all outstanding 6.5% Senior Secured Notes due 2025 and to pay transaction related costs and expenses. As a result of this transaction, we recognized approximately $1 million in "Loss on extinguishment of debt" on the unaudited Consolidated Statement of Income for the three months ended March 31, 2022.
The 2022 Incremental Term Loans shall bear interest, at the Borrower's option, at either the base or the SOFR rate, in each case plus an applicable margin. The applicable margin in respect of the 2022 Incremental Loans is 2.25% per annum, for base rate loans, or 3.25% per annum, for SOFR rate loans. The 2022 Incremental Term Loans have an interest rate floor of 0.50%. As of March 31, 2023, the applicable margin under the 2022 Term Loan Facility was 3.25%.
Short-Term Debt
Emirates Revolver
During the three months ended March 31, 2023, we drew down 35 million Pound Sterling (approximately $43 million at the March 31, 2023 exchange rate) which remained outstanding at March 31, 2023. Additionally, during the three months ended March 31, 2023, the Company entered into an amendment to extend the maturity date of the Emirates Revolver from March 31, 2023 to June 30, 2023.
SABB Facility
During the three months ended March 31, 2023, we drew down SAR 16 million (approximately $4 million at the March 31, 2023 exchange rate) under the SABB Facility for general corporate purposes which remains outstanding at March 31, 2023.
Cash Flow Revolver
During the three months ended March 31, 2023, we drew down an additional $100 million and made repayments of $10 million on our Cash Flow Revolver. The outstanding principal balance on the Cash Flow Revolver was $120 million at March 31, 2023
In April 2023, the Company drew down $45 million on its Cash Flow Revolver for general corporate purposes.
Insurance premium financing
In August 2022, the Company entered into a $21 million insurance premium financing agreement with a third-party financing company. The balance will be repaid in monthly installments over 10 months at a 5% fixed annual interest rate. As of

March 31, 2023, the financing balance was $4 million and is recorded in "Short-term debt" in the Condensed Consolidated Balance Sheet.
Debt Covenants
As of March 31, 2023, we are in compliance with all financial covenants in our debt facilities.
12.    Derivative Financial Instruments
Derivatives recorded on the Condensed Consolidated Balance Sheet:
The following table is a summary of the fair value of derivatives outstanding at March 31, 2023 and December 31, 2022:

	Fair Value
	March 31, 2023		December 31, 2022
	Assets(a)	Accrued Liabilities	Assets(a)	Accrued Liabilities
Derivatives Designated as Cash Flow Hedges
Interest Rate Swaps	$25	$—	$30	$—
Natural Gas Hedges	$—	$4	$1	$2
Total Hedges	$25	$4	$31	$2
Derivatives Not Designated as Cash Flow Hedges
Currency Contracts	$—	$2	$1	$—
Total Derivatives	$25	$6	$32	$2
(a) At March 31, 2023 and December 31, 2022, current assets of $25 million and $32 million, respectively, are recorded in prepaid and other current assets on the Condensed Consolidated Balance Sheets.
Derivatives' Impact on the Condensed Consolidated Statement of Income:
The following table summarizes the impact of the Company's derivatives on the unaudited Condensed Consolidated Statement of Income:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings			Amount of Pre-Tax Gain (Loss) Recognized in Earnings
	Revenue	Cost of Goods Sold	Other Income (Expense), net	Revenue	Cost of Goods Sold	Other Income (Expense), net
	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022

Derivatives Not Designated as Hedging Instruments
Currency Contracts	$—	$—	$(7)	$—	$—	$7
Derivatives Designated as Hedging Instruments
Currency Contracts	$—	$(2)	$—	$3	$9	$—
Natural Gas Hedges	$—	$(1)	$—	$—	$1	$—
Total Derivatives	$—	$(3)	$(7)	$3	$10	$7
Interest Rate Risk
During the second quarter of 2019, we entered into three interest-rate swap agreements with an aggregate notional value of $750 million, representing a portion of our Term Loan Facility, which effectively converted the variable rate to a fixed rate for that portion of the loan. The agreements were to expire in September 2024.

On March 27, 2023, the Company entered into amendments with two of our existing interest rate swap agreements with the counterparty banks. As a result of these amendments, the Company terminated two of our existing interest rate swap contracts which were indexed to LIBOR with an aggregate notional value of $500 million which had maturity dates of September 2024. At the time of these amendments, the Company determined that the interest payments hedged are still probable to occur, therefore, the gains accumulated of $11 million on the interest rate swaps prior to the amendments are being amortized into interest expense through September 22, 2024, the original maturity of the interest rate swap agreements.
We simultaneously entered into two SOFR-indexed forward starting interest rate swaps with the same counterparty banks with no change to the aggregate notional value. The forward starting swaps will be effective from June 2023 and will mature in March 2028 which will align with the maturity date of the Term Loan Facility. Indexing forward starting swaps to SOFR will also ensure that the reference rates in our hedge instruments will align with the interest rate terms of the Term Loan Facility which is expected to change from LIBOR to SOFR effective June 30, 2023 in anticipation of Reference Rate Reform and pursuant to the loan agreement. We elected to apply the hedge accounting expedients in ASC Topic 848, Reference Rate Reform on Financial Reporting related to the following: 1) the assertion that the future forecasted transaction is still probable of occurring despite reference rate changes and 2) the assumption that the index of the future hedged transactions will match the index of the corresponding hedge instruments for the assessment of effectiveness.
Additionally, on March 27, 2023, the Company entered into a new interest rate swap with a $200 million notional value which matures in March 2028 and effectively converts the variable rate to a fixed rate for that portion of the 2022 Term Loan Facility.
As of March 31, 2023, the Company maintains a total of $950 million of interest rate swaps with the objective in using the interest-rate swap agreements to add stability to interest expense and to manage the Company's exposure to interest rate movements. These interest rate swaps have been designated as cash flow hedges and involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
Fair value gains or losses on these cash flow hedges are recorded in accumulated other comprehensive loss and are subsequently reclassified into interest expense in the same periods during which the hedged transactions affect earnings. At March 31, 2023 and December 31, 2022, the net unrealized gain of $25 million and the unrealized gain of $30 million, respectively, was recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet. For both the three months ended March 31, 2023 and 2022, the amounts recorded in interest expense related to the interest-rate swap agreements were $4 million.
Foreign Currency Risk
From time to time, we enter into foreign currency contracts used to hedge forecasted third party non-functional currency sales for our South African subsidiaries and forecasted non-functional currency cost of goods sold for our Australian subsidiaries. Historically, we have used a combination of zero-cost collars or forward contracts to reduce the exposure.  These foreign currency contracts are designated as cash flow hedges. Changes to the fair value of these foreign currency contracts are recorded as a component of other comprehensive (loss) income, if these contracts remain highly effective, and are recognized in net sales or costs of goods sold in the period in which the forecasted transaction affects earnings or are recognized in other income (expense), net when the transactions are no longer probable of occurring.
As of March 31, 2023, we had no outstanding amounts to reduce the exposure of our Australian subsidiaries’ cost of sales to fluctuations in currency rates or to reduce the exposure of our South African subsidiaries' third party sales to fluctuations in currency rates. At March 31, 2023 and December 31, 2022, there was an unrealized net loss of $2 million and an unrealized net loss of $4 million, respectively, recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet, of which $2 million is expected to be recognized in earnings in the remainder of 2023.

From time to time, we enter into foreign currency contracts for the South African Rand, Australian Dollar, Euro, Pound Sterling, and Saudi Riyal to reduce exposure of our subsidiaries’ balance sheet accounts not denominated in our subsidiaries’ functional currency to fluctuations in foreign currency exchange rates. Historically, we have used forward contracts to reduce the exposure.  For accounting purposes, these foreign currency contracts are not considered hedges. The change in fair value associated with these contracts is recorded in “Other expense, net” within the unaudited Condensed Consolidated Statement of Income and partially offsets the change in value of third party and intercompany-related receivables not denominated in the functional currency of the subsidiary. At March 31, 2023, there was (i) 1.1 billion South African Rand (or approximately $62 million at March 31, 2023 exchange rate), (ii) 216 million Australian dollars (or approximately $144 million at the March 31, 2023 exchange rate), (iii) 16 million Pound Sterling (or approximately $19 million at the March 31, 2023 exchange rate), (iv) 33 million Euro (or approximately $36 million at the March 31, 2023 exchange rate), and (v) 46 million Saudi Riyal (or approximately $12 million at the March 31, 2023 exchange rate) of notional amounts of outstanding foreign currency contracts. At December 31, 2022, there was (i) 1.2 billion South African Rand (or approximately $68 million at the March 31, 2023 exchange rate), (ii) 197 million Australian dollars (or approximately $132 million at the March 31, 2023 exchange rate), (iii) 20 million Pound Sterling (or approximately $25 million at the March 31, 2023 exchange rate, and (iv) 44 million Euro (or approximately $48 million at the March 31, 2023 exchange rate) of notional amounts of outstanding foreign currency contracts.
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
Level 1 -Quoted prices in active markets for identical assets or liabilities
Level 2 -Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly
Level 3 -Unobservable inputs based on the Company’s own assumptions
Our debt is recorded at historical amounts. The following table presents the fair value of our debt and derivative contracts at both March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Asset	Liability	Asset	Liability
Term Loan Facility	—	882	—	876
2022 Term Loan Facility	—	392	—	388
Standard Bank Term Loan Facility	—	72	—	77
Senior Notes due 2029	—	900	—	893
Australian Government Loan	—	1	—	1
MGT Loan	—	29	—	30
Interest rate swaps	25	—	30	—
Natural gas hedges	—	4	1	2
Foreign currency contracts	—	2	1	—
We determined the fair value of the Term Loan Facility, the 2022 Term Loan Facility and the Senior Notes due 2029 using quoted market prices, which under the fair value hierarchy is a Level 1 input. We determined the fair value of the Standard Bank Term Loan Facility utilizing transactions in the listed markets for identical or similar liabilities, which under the fair value hierarchy is a Level 2 input. The fair value of the Australian Government Loan and MGT Loan is based on the contracted amount which is a Level 2 input.

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
14.    Asset Retirement Obligations
Asset retirement obligations consist primarily of rehabilitation and restoration costs, landfill capping costs, decommissioning costs, and closure and post-closure costs. Activities related to asset retirement obligations were as follows:

	Three Months Ended March 31,
	2023	2022
Beginning balance	$161	$149
Additions	1	—
Accretion expense	4	4
Remeasurement/translation	(2)	4
Other, including change in estimates	(3)	—
Settlements/payments	(3)	(2)
Balance, March 31,	$158	$155

	March 31, 2023	December 31, 2022
Current portion included in “Accrued liabilities”	$7	$8
Noncurrent portion included in “Asset retirement obligations”	151	153
Asset retirement obligations	$158	$161

15.    Commitments and Contingencies
Purchase and Capital Commitments—Includes obligations for purchase requirements of process chemicals, supplies, utilities and services entered into in the ordinary course of business. At March 31, 2023, purchase commitments were $293 million for the remainder of 2023, $174 million for 2024, $159 million for 2025, $158 million for 2026, $164 million for 2027, and $1,559 million thereafter.
Letters of Credit—At March 31, 2023, we had outstanding letters of credit and bank guarantees of $109 million, of which $70 million were letters of credit, of which $50 million is related to the sale of Hawkins Point as discussed below, and $39 million were bank guarantees. Amounts for performance bonds were not material.
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

Hawkins Point Plant.  Residual waste mud, known as Batch Attack Mud, and a spent sulfuric waste stream were deposited in an onsite repository (the “Batch Attack Lagoon”) at a former TiO2 manufacturing site, Hawkins Point Plant in Baltimore, Maryland, operated by Cristal USA, Inc. from 1954 until 2011. We assumed responsibility for remediation of the Hawkins Point Plant when we acquired the TiO2 business of Cristal in April 2019. On December 21, 2022, we sold the Hawkins Point Plant to the Maryland Port Administration ("MPA"), a state agency controlled by the Maryland Department of Transportation. Pursuant to the terms of the transaction, MPA became the lead party in developing and implementing appropriate measures to address, treat, control, and mitigate the environmental conditions at the property under the regulatory oversight of the Maryland Department of the Environment ("MPE"). Under MPA ownership, the Hawkins Point Plant will be utilized for storage and beneficial reuse of dredged material from the Port of Baltimore. In exchange for transferring ownership of the site to MPA, Tronox has agreed to make scheduled, annual payments to MPA which together with scheduled, annual contributions from MPA will be used to remediate the property. The sale of the property to MPA did not have a material impact to the Consolidated Statement of Income. As of March 31, 2023, we have a provision of $42 million included in "Environmental liabilities" in our Condensed Consolidated Balance Sheet for the Hawkins Point Plant consistent with the accounting policy described above.
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
UK Health and Safety Matter. In April 2023, we received a summons from the UK Health and Safety Executive (HSE) alleging non-compliance with UK health and safety legislation at the Stallingborough pigment plant resulting from an incident involving a contractor in August 2021. We also received notice that HSE is investigating another incident which occurred in August 2022 at the same plant involving an employee. With regard to the summons, the initial court hearing is currently scheduled for May 2023. Although we do not believe this matter will have a material adverse effect on our business, financial condition and results of operations, an adverse judgment would likely result in criminal liability against Tronox Pigment UK Limited, the entity which owns the Stallingborough pigment plant, as well as monetary penalties. With regard to the notice of investigation into the second incident, the timing for an enforcement action, if any, is uncertain but based on our current understanding we do not believe this matter will have a material adverse effect on our business, financial condition and results of operations.
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

Western Australia Stamp Duty Matter. In May 2018, we lodged a pre-transaction determination request for a stamp duty exemption with the Western Australia Office of State Revenue (the “WA OSR”) in connection with our re-domicile transaction (the “Re-Domicile Transaction”). The WA OSR subsequently granted our request for an exemption in June 2018 on a preliminary basis. Immediately following the consummation of the Re-Domicile Transaction, we filed a confirmation request for the stamp duty exemption with the WA OSR. Following this confirmation request, we exchanged numerous communications with the WA OSR addressing questions raised and stating our position. In July 2021, the WA OSR informed us that they have reviewed their technical position on the applicability of the stamp duty exemption and have determined that such an exemption is disallowed. On April 8, 2022, the Company lodged an appeal of the WA OSR's decision with the Western Australia State Administrative Tribunal. On March 3, 2023, the WA OSR officially granted us the stamp duty exemption in connection with the Re-Domicile Transaction, and as such, the Tribunal proceeding was withdrawn.
16.    Accumulated Other Comprehensive Loss Attributable to Tronox Holdings plc and Other Equity Items
The tables below present changes in accumulated other comprehensive loss by component for the three months ended March 31, 2023 and 2022.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, January 1, 2023	$(710)	$(78)	$20	$(768)
Other comprehensive (loss) income	(15)	1	(6)	(20)
Amounts reclassified from accumulated other comprehensive loss	—	—	3	3
Balance, March 31, 2023	$(725)	$(77)	$17	$(785)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, January 1, 2022	$(628)	$(100)	$(10)	$(738)
Other comprehensive (loss) income	62	—	49	111
Amounts reclassified from accumulated other comprehensive loss	—	1	(11)	(10)
Balance, March 31, 2022	$(566)	$(99)	$28	$(637)
Repurchase of Common Stock
As previously announced, on November 9, 2021, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's stock through February 2024. During the three months ended March 31, 2023, we made no repurchases of the Company's stock. Under the authorization from our Board of Directors, we have approximately $251 million available for additional repurchases through February 2024.

17.    Share-Based Compensation
Restricted Share Units (“RSUs”)
2023 Grant - During the three months ended March 31, 2023, the Company granted both time-based and performance-based awards to certain members of management. A total of 855,384 of time-based awards were granted to management which will vest ratably over a three-year period ending March 5, 2026. A total of 855,386 of performance-based awards were granted, of which 427,693 of the awards vest based on a relative Total Shareholder Return ("TSR") calculation and 427,693 of the awards vest based on certain performance metrics of the Company. The non-TSR performance-based awards vest on March 5, 2026 based on the actual 2025 annual return on invested capital (ROIC). Similar to the Company's historical TSR awards granted in prior years, the TSR awards vest based on the Company's three-year TSR versus the peer group performance levels. Given these terms, the TSR metric is considered a market condition for which we used a Monte Carlo simulation to determine the weighted average grant date fair value of $22.45. The following weighted average assumptions were utilized to value the TSR grants:

2023
Dividend yield	—%
Expected historical volatility	67.1%
Risk free interest rate	4.47%
Expected life (in years)	3
The unrecognized compensation cost associated with all unvested awards at March 31, 2023 was $48 million, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of approximately 2.3 years.
During both the three months ended March 31, 2023 and 2022, we recorded $6 million and $7 million, respectively, of stock compensation expense.
18.    Pension and Other Postretirement Healthcare Benefits
The components of net periodic cost associated with our U.S. and foreign pension plans recognized in the unaudited Condensed Consolidated Statements of Income were as follows:

	Pensions
	Three Months Ended March 31,
	2023	2022
Net periodic cost:
Service cost	$1	$1
Interest cost	4	4
Expected return on plan assets	(5)	(6)
Net amortization of actuarial loss and prior service credit	—	1
Total net periodic cost	$—	$—
The components of net periodic cost associated with our postretirement healthcare plans recognized in the unaudited Condensed Consolidated Statements of Income were as follows:

	Other Postretirement Benefit Plans
	Three Months Ended March 31,
	2023	2022
Net periodic cost:
Service cost	$—	$—
Interest cost	1	1
Expected return on plan assets	—	—
Net amortization of actuarial loss and prior service credit	—	—
Total net periodic cost	$1	$1
During the three months ended March 31, 2023, the Company made contributions to its pension plans of $1 million. The Company expects to make approximately $7 million of pension contributions for the remainder of 2023.

For the three months ended March 31, 2023 and 2022, we contributed $1 million and $1 million, respectively, to the Netherlands Multiemployer Plan, which was primarily recognized in “Cost of goods sold” in the unaudited Condensed Consolidated Statement of Income.

19.    Related Parties
Tasnee / Cristal
At March 31, 2023, Cristal International Holdings B.V. (formerly known as Cristal Inorganic Chemical Netherlands Cooperatief W.A.), a wholly-owned subsidiary of Tasnee, continues to own 37,580,000 shares of Tronox, or a 24% ownership interest.
On May 9, 2018, we entered into an Option Agreement with AMIC which is owned equally by Tasnee and Cristal. Under the terms of the Option Agreement, AMIC granted us an option (the “Option”) to acquire 90% of a special purpose vehicle (the “SPV”), to which AMIC’s ownership in a titanium slag smelter facility (the “Slagger”) in The Jazan City for Primary and Downstream Industries in KSA will be contributed together with $322 million of AMIC indebtedness (the “AMIC Debt”). The AMIC Debt would remain outstanding debt of the SPV upon exercise of the Option. The Option may be exercised if the Slagger achieves certain production criteria related to sustained quality and tonnage of slag produced (the “Option Criteria”). Likewise, AMIC may require us to acquire the Slagger on the same terms if the Option Criteria are satisfied. Furthermore, pursuant to the Option Agreement and during its term, we agreed to lend AMIC and, upon the creation of the SPV, the SPV, up to $125 million for capital expenditures and operational expenses intended to facilitate the start-up of the Slagger (the “Tronox Loans”). At both March 31, 2023 and December 31, 2022, we have lent AMIC the Tronox Loans maximum amount of $125 million, which, together with related interest of $14 million and $13 million, respectively, is recorded within “Other long-term assets” on the unaudited Condensed Consolidated Balance Sheet. The Option did not have a significant impact on the financial statements as of or for the period ended March 31, 2023. For the three months ended March 31, 2023 and March 31, 2022, Tronox recorded $43 million and $9 million, respectively, for purchases of feedstock material produced by the Slagger. Such purchases are subsequently recorded in "Cost of goods sold" on the unaudited Condensed Consolidated Statement of Income. At March 31, 2023 and December 31, 2022, amounts due related to Slagger feedstock purchases were $29 million and $14 million, respectively, which are recorded within “Accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet.
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
The Option Agreement expires on May 10, 2023. While the Company initially decided to allow the Option Agreement to expire in accordance with its terms, it is in discussions with AMIC about under what circumstances it may extend the Option Agreement. In the meanwhile, the Company has agreed to extend the term of the TSA and continue to work with AMIC to support the Jazan smelter complex. The terms of the Tronox Loans, which can be repaid as late as June 2025, remain unchanged and can be paid in the form of cash or in kind.

Additionally, on May 13, 2020, we amended a Technical Services Agreement that we had entered with AMIC on March 15, 2018, to add project management support services. Under this amended arrangement, AMIC and its consultants are still responsible for engineering and construction of the Slagger while we provide technical advice and project management services including supervision and management of third party consultants intended to satisfy the Option Criteria. As compensation for these services, Tronox receives a management fee, which is subject to certain success incentives if and when the Slagger achieves the Option Criteria. Tronox recorded management fees of $2 million in "Other income (expense), net" within the unaudited Condensed Consolidated Statement of Income for the three months ended both March 31, 2023 and March 31, 2022. At March 31, 2023 and December 31, 2022, Tronox had a receivable due from AMIC related to the management fee and other technical support fees of $3 million and $2 million, respectively, that is recorded within “Prepaid and other assets” on the unaudited Condensed Consolidated Balance Sheet.
At both March 31, 2023 and December 31, 2022, Tronox had a receivable due from Tasnee of $2 million, recorded within “Prepaid and other assets” on the unaudited Condensed Consolidated Balance Sheet, related primarily to pre-acquisition period tax matters in process with certain tax authorities which are reimbursable from Tasnee.
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

On December 17, 2020 we completed the MGT transaction. Repayment of the $36 million note payable is based on a fixed U.S. dollar amount per metric ton quantity of MGT delivered by us to ATTM over time and therefore the ultimate maturity date is variable in nature. If ATTM fails to purchase MGT from us under certain contractually agreed upon conditions, then at our election we may terminate the MGT supply agreement with ATTM and we will no longer owe any amount under the loan agreement with Cristal. We currently estimate the ultimate maturity to be between approximately five and six years, subject to actual future MGT production levels. The interest rate on the note payable is based on the SAIBOR plus a premium. At March 31, 2023 and December 31, 2022, the outstanding balance of the note payable was $29 million and $30 million, respectively, of which $7 million and $7 million, respectively, was expected to be paid within the next twelve months. The note payable is recorded within "Long-term debt, net" and "Long-term debt due within one year" on the Consolidated Balance Sheet. During the three months ended both March 31, 2023 and March 31, 2022, Tronox recorded $1 million for MGT Loan repayments to Cristal which are recorded within "Net sales" on the unaudited Condensed Consolidated Statement of Income.

As a result of these transactions that we entered into related to the MGT assets, Tronox recorded $1 million and $1 million for purchase of chlorine gas from ATTM for the three months ended March 31, 2023 and March 31, 2022, respectively, and such amounts are recorded in "Cost of goods sold" on the unaudited Condensed Consolidated Statement of Income. The amount due to ATTM at March 31, 2023 and December 31, 2022, for the purchase of chlorine gas was less than $1 million and $1 million, respectively, which is recorded within “Accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet. During the three months ended March 31, 2023 and March 31, 2022, Tronox recorded $11 million and $6 million, respectively, for MGT sales made to ATTM. The MGT sales are recorded in “Net sales” on the unaudited Condensed Consolidated Statement of Income. At March 31, 2023 and December 31, 2022, Tronox had a receivable from ATTM of $7 million and $6 million, respectively, from MGT sales that is recorded within “Prepaid and other assets” on the unaudited Condensed Consolidated Balance Sheet.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Tronox Holdings plc’s unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022. This discussion and other sections in this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties, and actual results could differ materially from those discussed in the forward-looking statements as a result of numerous factors. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements also can be identified by words such as “future”, “anticipates”, “believes”, “estimates”, “expects”, “intends”, “plans”, “predicts”, “will”, “would”, “could”, “can”, “may”, and similar terms.
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
Overview
Tronox Holdings plc (referred to herein as "Tronox", the "Company", "we", "us", or "our") operates titanium-bearing mineral sand mines and beneficiation operations in Australia and South Africa to produce feedstock materials that can be processed into TiO2 for pigment, high purity titanium chemicals, including titanium tetrachloride, and Ultrafine© titanium dioxide used in certain specialty applications. Our strategy is to be vertically integrated and produce enough feedstock materials to be as self-sufficient as possible in the production of TiO2 at our nine TiO2 pigment facilities located in the United States, Australia, Brazil, UK, France, the Netherlands, China and the Kingdom of Saudi Arabia (“KSA”). We believe that vertical integration is the best way to achieve our ultimate goal of delivering low cost, high-quality pigment to our coatings and other TiO2 customers throughout the world. The mining, beneficiation and smelting of titanium bearing mineral sands creates meaningful quantities of zircon, pig iron and the rare-earth bearing mineral, monazite, which we also supply to customers around the world.
We are a public limited company listed on the New York Stock Exchange and are registered under the laws of England and Wales.
Business Environment
The following discussion includes trends and factors that may affect future operating results:
First quarter revenue decreased 27% compared to the prior year, driven by lower sales volumes of TiO2, Zircon and pig iron as well as lower pig iron prices partially offset by higher average selling prices of TiO2 and Zircon. For the first quarter of 2023 as compared to the first quarter of 2022, TiO2 volumes declined 30% across all regions while TiO2 average selling prices increased 3% and exchange rates had a 1% unfavorable impact. Zircon volumes declined 43% partially offset by a 10% increase in average selling prices. Revenue from feedstock and other products decreased 10% from the first quarter of 2022 to the first quarter of 2023 primarily due to both lower pig iron sales volumes and average selling prices partially offset by higher revenue from rare earths elements. Gross profit decreased for the first quarter of 2023 as compared to the first quarter of 2022 due to the unfavorable impact of sales volumes and product mix as well as higher production costs and commodity costs. These unfavorable impacts were partially offset by an increase in average selling prices of TiO2 and Zircon and favorable impacts of foreign currency on costs.
Sequentially, revenue increased 9% in the first quarter of 2023 compared to the fourth quarter of 2022 primarily due to higher sales volumes and average selling prices of TiO2, partially offset by lower Zircon and pig iron revenues. TiO2 volumes increased 14% and average selling prices increased 1% with a favorable 2% impact from exchange rates in the first quarter of

2023 as compared to the fourth quarter of 2022. Revenue from Zircon decreased 21% from the fourth quarter of 2022 to the first quarter of 2023 driven by a decrease of 21% in sales volumes as average selling prices remained relatively flat. Feedstock and other product revenues decreased 5% from the fourth quarter of 2022 to the first quarter of 2023 mainly due to both lower pig iron volumes and average selling prices partially offset by higher revenue from rare earths elements. Gross profit increased from the fourth quarter of 2022 to the first quarter of 2023 primarily due to both higher sales volumes and average selling prices of TiO2, lower freight costs and lower inventory cost of market adjustments. These amounts were partially offset by higher cost tons sold in certain regions in the current quarter which were produced in the prior year.
As of March 31, 2023, our total available liquidity was $432 million, including $115 million in cash and cash equivalents and $317 million available under revolving credit agreements. As of March 31, 2023, our total debt was $2.7 billion and net debt to trailing-twelve month Adjusted EBITDA was 3.3x with approximately 68% of our interest rates fixed through 2028. The Company has no financial covenants on its term loan or bonds and only one springing financial covenant on its Cash Flow Revolver, which we do not expect to be triggered based on our current scenario planning. Refer to Note 11 of notes to condensed consolidated financial statements for further details.

Condensed Consolidated Results of Operations
Three Months Ended March 31, 2023 compared to the Three Months Ended March 31, 2022

	Three Months Ended March 31,
	2023	2022	Variance
Net sales	$708	$965	$(257)
Cost of goods sold	575	733	(158)
Gross profit	133	232	(99)
Gross Margin	18.8%	24.0%	(5.2) pts

Selling, general and administrative expenses	71	78	(7)
Venator settlement	—	85	(85)
Income from operations	62	69	(7)
Interest expense	(33)	(32)	(1)
Interest income	3	2	1
Loss on extinguishment of debt	—	(1)	1
Other income (expense), net	2	(4)	6
Income before income taxes	34	34	—
Income tax provision	(9)	(18)	9
Net income	$25	$16	$9

Effective tax rate	26%	53%

EBITDA (1)	$135	$132	$3
Adjusted EBITDA (1)	$146	$240	$(94)
Adjusted EBITDA as % of Net Sales	20.6%	24.9%	(4.3) pts
_______________
(1)EBITDA and Adjusted EBITDA are Non-U.S. GAAP financial measures. Please refer to the “Non-U.S. GAAP Financial Measures” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of these measures and a reconciliation of these measures to Net income from operations.

Net sales of $708 million for the three months ended March 31, 2023 decreased by 27%, compared to $965 million for the same period in 2022. The decrease is primarily due to lower sales volumes of TiO2, Zircon and pig iron.
Net sales by type of product for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022	Variance	Percentage
TiO2	$560	$773	$(213)	(28)%
Zircon	72	108	(36)	(33)%
Feedstock and other products	76	84	(8)	(10)%
Total net sales	$708	$965	$(257)	(27)%
For the three months ended March 31, 2023, TiO2 revenue was lower by 28% or $213 million compared to the prior year quarter primarily due to a decrease of $229 million in sales volumes offset by $27 million increase in average selling prices. Foreign currency negatively impacted TiO2 revenue by $11 million primarily due to the weakening of the Euro. Zircon revenue decreased $36 million primarily due to a 43% decrease in sales volumes partially offset by an 10% increase in average selling prices. Feedstock and other products revenues decreased $8 million from the year-ago quarter primarily due to a decrease in both sales volumes and average selling prices of pig iron.
Gross profit of $133 million was 18.8% of net sales compared to 24.0% of net sales in the year-ago quarter. The decrease in gross margin is primarily due to:
•the net unfavorable impact of 10 points due to product mix and higher production and commodity costs,
•the unfavorable impact of 2 points due to increased cost structures and idle facility charges, partially offset by
•the favorable impact of 4 points primarily due to an increase in TiO2 and Zircon selling prices, and
•the net favorable impact of 3 points due to changes in foreign exchange rates, primarily as a result of the South African Rand and Australian dollar.

Selling, general and administrative expenses decreased by $7 million or 9% during the three months ended March 31, 2023 compared to the same period of the prior year. The decrease is mainly due to lower employee costs of $4 million and a decrease in professional services of $2 million. The remaining net decrease was driven by individually immaterial amounts.

Income from operations for the three months ended March 31, 2023 was $62 million compared to $69 million in the prior year period. The decrease of $7 million was primarily due to the higher production costs and unfavorable product mix partially offset by higher TiO2 and Zircon selling prices and lower SG&A expenses discussed above.
Adjusted EBITDA as a percentage of net sales was 20.6% for the three months ended March 31, 2023 as compared to 24.9% from the prior year primarily due to the lower gross margin as a result of higher production costs and unfavorable product mix partially offset by improved pricing and lower SG&A expenses as discussed above.
Other income (expense), net for the three months ended March 31, 2023 primarily consisted of approximately $2 million associated with the monthly technical service fee relating to the Jazan slagger we receive from AMIC and approximately $1 million of net realized and unrealized foreign currency gains partially offset by other individually immaterial amounts.
We continue to maintain full valuation allowances related to the total net deferred tax assets in Switzerland and the United Kingdom.  The provisions for income taxes associated with these jurisdictions include no tax benefits with respect to losses incurred and tax expense only to the extent of current tax payments. Additionally, we have valuation allowances against other specific tax assets.
The effective tax rate was 26% and 53% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rates for the three months ended March 31, 2023 and 2022 are impacted by a variety of factors, primarily income and losses in jurisdictions with valuation allowances, disallowable expenditures, prior year accruals, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate. The effective tax rate for the three months ended March 31, 2022 was significantly impacted by the non-deductible Venator settlement, the related interest expense on the Ventator settlement in a jurisdiction with a full valuation allowance, and a $7 million deferred tax benefit from statutory tax rate changes in two foreign jurisdictions.

Other Comprehensive Income
Other comprehensive loss was $15 million in the three months ended March 31, 2023 as compared to other comprehensive income of $109 million in the three months ended March 31, 2022. The change is primarily due to the unfavorable foreign currency translation adjustments of $13 million in the three months ended March 31, 2023 as compared to favorable foreign currency translation adjustments of $70 million in the prior year period. In addition, we recognized a net loss on derivative instruments of $3 million in the three months ended March 31, 2023 as compared to a net gain on derivative instruments of $38 million in the prior year period.
Liquidity and Capital Resources
The following table presents our liquidity as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(Millions of U.S. dollars)
Cash and cash equivalents	$115	$164
Available under the Cash Flow Revolver	223	300
Available under the Standard Credit Facility	56	59
Available under the Emirates Revolver	17	60
Available under the SABB Facility	15	19
Available under the Bank Itau Facility	$6	$6
Total	$432	$608
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
In April 2023, the Company drew down $45 million on its Cash Flow Revolver for general corporate purposes.
Working capital (calculated as current assets less current liabilities) was $1.1 billion at both March 31, 2023 and December 31, 2022.
As of March 31, 2023, the non-guarantor subsidiaries of our Senior Notes due 2029 represented approximately 20% of our total consolidated liabilities and approximately 37% of our total consolidated assets. For the three months ended March 31, 2023, the non-guarantor subsidiaries of our Senior Notes due 2029 represented approximately 44% of our total consolidated net sales and approximately 59% of our consolidated EBITDA (as such term is defined in the 2029 Indenture). In addition, as of March 31, 2023, our non-guarantor subsidiaries had $777 million of total consolidated liabilities (including trade payables but excluding intercompany liabilities), all of which would have been structurally senior to the 2029 Notes. See Note 11 of notes to unaudited condensed consolidated financial statements.
At March 31, 2023, we had outstanding letters of credit and bank guarantees of $109 million. See Note 15 of notes to unaudited condensed consolidated financial statements.
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

During the three months ended March 31, 2023, our credit rating with Moody’s remained unchanged at Ba3 stable outlook. During the three months ended March 31, 2023, our credit rating with Standard & Poor's remained unchanged at B positive outlook. See Note 11 of notes to unaudited condensed consolidated financial statements.
Cash and Cash Equivalents
We consider all investments with original maturities of three months or less to be cash equivalents. As of March 31, 2023, our cash and cash equivalents were invested in money market funds and we also receive earnings credits for some balances left in our bank operating accounts. We maintain cash and cash equivalents in bank deposit and money market accounts that may exceed federally insured limits. The financial institutions where our cash and cash equivalents are held are highly rated and geographically dispersed, and we have a policy to limit the amount of credit exposure with any one institution. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk.
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
Repatriation of Cash
At March 31, 2023, we held $115 million in cash and cash equivalents in these respective jurisdictions: $16 million in Europe, $13 million in Australia, $27 million in Brazil, $23 million in South Africa, $14 million in Saudi Arabia, and $22 million in China. Our credit facilities limit transfers of funds from subsidiaries in the United States to certain foreign subsidiaries.
At March 31, 2023, Tronox Holdings plc had foreign subsidiaries with undistributed earnings. Although we would not be subject to income tax on these earnings, we have asserted that amounts in specific jurisdictions are indefinitely reinvested outside of the parent's taxing jurisdictions. These amounts could be subject to withholding tax if distributed, but the Company has made no provision for tax related to these undistributed earnings. The Company has removed its assertion that earnings in China are indefinitely reinvested, and the withholding tax accruals for potential repatriations from that jurisdiction are now reflected in the effective tax rate.
Stock Repurchases
As previously announced, on November 9, 2021, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's stock through February 2024. During the three months ended March 31, 2023, we made no repurchases of the Company's stock. Under the authorization from our Board of Directors, we have approximately $251 million available for additional repurchases through February 2024.
Debt Obligations
At of March 31, 2023, we had an aggregate amount of approximately $167 million of outstanding principal balance on several of our short-term debt facilities for general corporate purposes. Refer to Note 11 for further details.
At March 31, 2023 and December 31, 2022, our long-term debt, net of unamortized discount and debt issuance costs was $2.5 billion and $2.5 billion, respectively. At March 31, 2023 and December 31, 2022, our net debt (the excess of our debt over cash and cash equivalents) was $2.5 billion and $2.4 billion, respectively. See Note 11 of notes to unaudited condensed consolidated financial statements.
Off-Balance Sheet Arrangements
On March 15, 2022, the Company entered into an accounts receivable securitization program (“Securitization Facility”) with a financial institution, through our wholly owned special purpose bankruptcy-remote subsidiary, Tronox Securitization LLC (“SPE”). The Securitization Facility permitted the SPE to sell accounts receivable up to $75 million.

In November 2022, the Company amended the receivable purchase agreement to expand the program to include receivables generated by its wholly-owned Australian operating subsidiaries, Tronox Pigment Pty Ltd., Tronox Pigment Bunbury Ltd. and Tronox Mining Australia Ltd. which increased the facility limit to $200 million and to extend the program term to November 2025.
See “Note 5 – Accounts Receivable Securitization Program” in notes to unaudited condensed consolidated financial statements for further details regarding this off-balance sheet program.
Cash Flows
The following table presents cash flow for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(Millions of U.S. dollars)
Cash (used in) provided by operating activities	$(79)	$189
Cash used in investing activities	(91)	(102)
Cash provided by (used in) financing activities	120	(29)
Effects of exchange rate changes on cash and cash equivalents	1	6
Net (decrease) increase in cash and cash equivalents	$(49)	$64
Cash Flows (used in) provided by Operating Activities — Cash used in operating activities of $79 million is primarily driven by $119 million of net income adjusted for non-cash items offset by a net cash outflow of $198 million related to changes in assets and liabilities. The following table provides our net cash provided by operating activities for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(Millions of U.S. dollars)
Net income	$25	$16
Adjustments for non-cash items	94	169
Income related cash generation	119	185
Net change in assets and liabilities	(198)	4
Cash (used in) provided by operating activities	$(79)	$189
Net cash from operating activities decreased by $268 million year-over-year from net cash provided by operations of $189 million in the prior year to net cash used in operating activities of $79 million during the current year. This decrease was generated primarily due to a use of cash for working capital items of $188 million due to higher working capital needs including increased inventories including purchases of Jazan slag, higher accounts receivable driven by improved sales and lower accounts payable in the current year as compared to cash generated from working capital items of $18 million in the prior year.
Cash Flows used in Investing Activities — Net cash used in investing activities for the three months ended March 31, 2023 was $91 million as compared to $102 million for the same period in 2022 primarily due to lower capital expenditures of $93 million during the current year as compared to $103 million in the prior year as the development of the Atlas Campaspe mine is nearing completion.
Cash Flows provided by (used in) Financing Activities —Net cash provided by financing activities during the three months ended March 31, 2023 was $120 million as compared to cash used in financing activities of $29 million for the three months ended March 31, 2022. The three months ended March 31, 2023 was primarily comprised of total draw downs offset by repayments of $126 million on several of our short-term debt facilities for general corporate purposes. For the three months ended March 31, 2022, cash used in financing activities is primarily due to $25 million used in the repurchase of the Company's stock as part of our previously announced share repurchase program as compared to none repurchased during the current year period.

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of March 31, 2023:

	Contractual Obligation Payments Due by Year (3)(4)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of U.S. dollars)
Long-term debt, net and lease financing (including interest) (1)	$3,477	341	325	1,271	1,540
Purchase obligations (2)	2,507	336	329	354	1,488
Operating leases	235	33	46	31	125
Asset retirement obligations and environmental liabilities(5)	440	16	36	49	339
Total	$6,659	726	736	1,705	3,492
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
The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(Millions of U.S. dollars)
Net income (U.S. GAAP)	$25	$16
Interest expense	33	32
Interest income	(3)	(2)
Income tax provision	9	18
Depreciation, depletion and amortization expense	71	68
EBITDA (non-U.S. GAAP)	135	132
Share-based compensation (a)	6	7
Venator settlement (b)	—	85
Loss on extinguishment of debt (c)	—	1
Foreign currency remeasurement (d)	(1)	8
Other items (e)	6	7
Adjusted EBITDA (non-U.S. GAAP)	$146	$240

(a) Represents non-cash share-based compensation. See Note 17 of notes to unaudited condensed consolidated financial statements.
(b) Represents breakage fee including interest associated with the Venator settlement which were recorded in "Venator settlement" in the unaudited Condensed Consolidated Statements of Income.
(c) 2022 amount represents the loss in connection with the redemption of the 6.5% Senior Secured Notes and the issuance of a new term loan which closed in April 2022.
(d) Represents realized and unrealized gains and losses associated with foreign currency remeasurement related to third-party and intercompany receivables and liabilities denominated in a currency other than the functional currency of the entity holding them, which are included in “Other income (expense), net” in the unaudited Condensed Consolidated Statements of Income.
(e) Includes noncash pension and postretirement costs, asset retirement obligation remeasurements, asset write-offs, accretion expense and other items included in “Selling general and administrative expenses”, “Cost of goods sold” and “Other income (expense), net” in the unaudited Condensed Consolidated Statements of Income.
The following table reconciles Net income attributable to Tronox to Adjusted net income attributable to Tronox for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(Millions of U.S. dollars)
Net income attributable to Tronox Holdings plc (U.S. GAAP)	$23	$16
Venator settlement (a)	—	85
Loss on extinguishment of debt (b)	—	1
Income tax expense - deferred tax assets (c)	—	(7)
Other (d)	1	1
Adjusted net income attributable to Tronox Holdings plc (non-U.S. GAAP) (1)	$24	$96

Diluted net income per share (U.S. GAAP)	$0.15	$0.10

Venator settlement, per share	—	0.53
Loss on extinguishment of debt, per share	—	0.01
Income tax expense - deferred tax assets, per share	—	(0.04)
Other, per share	—	0.01
Diluted adjusted net income per share attributable to Tronox Holdings plc (non-U.S. GAAP) (2)	$0.15	$0.60

Weighted average shares outstanding, diluted (in thousands)	156,641	159,577

(a) Represents the breakage fee including interest associated with the Venator settlement which were recorded in "Venator settlement" in the Consolidated Statements of Income.
(b) 2022 amount represents the loss in connection with the redemption of the 6.5% Senior Secured Notes and the issuance of a new term loan which closed in April 2022.
(c) Represents a charge to tax expense for the impact on deferred tax assets from a change in tax rates in a foreign tax jurisdiction.
(d) Represents other activity not representative of the ongoing operations of the Company.

(1) No income tax impacts have been given to any item as they were recorded in jurisdictions with full valuation allowances.
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
Credit Risk
Credit risk is the risk that a borrower or a counterparty will fail to meet their obligations. A significant portion of our liquidity is concentrated in trade accounts receivable that arise from sales of our products to customers. In the case of TiO2, the high level of industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. We have significant exposure to credit risk in industries that are affected by cyclical economic fluctuations. We perform ongoing credit evaluations of our customers from time to time, as deemed appropriate, to mitigate credit risk but generally do not require collateral. Our contracts typically enable us to tighten credit terms if we perceive additional credit risk; however, historic losses due to write offs of bad debt have been insignificant. In addition, due to our international operations, we are subject to potential trade restrictions and sovereign risk in certain countries in which we operate. We maintain allowances for potential credit losses based on specific customer review and current financial conditions. During the three months ended March 31, 2023 and 2022, our ten largest third-party customers represented 37% and 30%, respectively, of our consolidated net sales. During the three months ended March 31, 2023 and 2022, no single customer accounted for 10% of our consolidated net sales.
Interest Rate Risk
Interest rate risk arises from the possibility that changes in interest rates will impact our financial results. We are exposed to interest rate risk on our floating rate debt, the Term Loan Facility, the 2022 Term Loan Facility, Standard Bank Term Loan Facility, and Cash Flow Revolver, Standard Bank Revolver, Emirates Revolver and SABB Credit Facility balances. Using a sensitivity analysis as of March 31, 2023, a hypothetical 1% increase in interest rates would result in a net decrease to pre-tax income of approximately $6 million on an annualized basis. This is due to the fact that earnings on our floating rate financial assets of $24 million at March 31, 2023 would increase by the full 1%, offsetting the impact of a 1% increase in interest expense on our floating rate debt of approximately $621 million.
During 2019, we entered into three interest-rate swap agreements for a portion of our previous Term Loan Facility, which effectively converted the variable rate to a fixed rate for a portion of the loan. The agreements were to expire in September 2024.
On March 27, 2023, the Company entered into amendments with two of our existing interest rate swap agreements with the counterparty banks. As a result of these amendments, the Company terminated two of our existing interest rate swap contracts which were indexed to LIBOR with an aggregate notional value of $500 million which had maturity dates of September 2024. At the time of these amendments, the Company determined that the interest payments hedged are still probable to occur, therefore, the gains accumulated of $11 million on the interest rate swaps prior to the amendments are being amortized into interest expense through September 22, 2024, the original maturity of the interest rate swap agreements.

We simultaneously entered into two SOFR-indexed forward starting interest rate swaps with the same counterparty banks with no change to the aggregate notional value. The forward starting swaps will be effective from June 2023 and will mature in March 2028 which will align with the maturity date of the Term Loan Facility. Indexing forward starting swaps to SOFR will also ensure that the reference rates in our hedge instruments will align with the interest rate terms of the Term Loan Facility which is expected to change from LIBOR to SOFR effective June 30, 2023 in anticipation of Reference Rate Reform and pursuant to the loan agreement. We elected to apply the hedge accounting expedients in ASC Topic 848, Reference Rate Reform on Financial Reporting related to the following: 1) the assertion that the future forecasted transaction is still probable of occurring despite reference rate changes and 2) the assumption that the index of the future hedged transactions will match the index of the corresponding hedge instruments for the assessment of effectiveness.
Additionally, on March 27, 2023, the Company entered into a new interest rate swap with a $200 million notional value which matures in March 2028 and effectively converts the variable rate to a fixed rate for that portion of the 2022 Term Loan Facility.
As of March 31, 2023, the Company maintains a total of $950 million of interest rate swaps with the objective in using the interest-rate swap agreements to add stability to interest expense and to manage the Company's exposure to interest rate movements. These interest rate swaps have been designated as cash flow hedges and involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company's objectives in using the interest rate swap agreements are to add stability to interest expense and to manage its exposure to interest rate movements.
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
We periodically enter into foreign currency contracts used to hedge non-functional currency sales for our South African subsidiaries and forecasted non-functional currency cost of goods sold for our Australian subsidiaries. These foreign currency contracts are designated as cash flow hedges. Changes to the fair value of these foreign currency contracts are recorded as a component of other comprehensive (loss) income to the extent such contracts are effective, and are recognized in net sales or costs of goods sold in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. As of March 31, 2023, we had no outstanding amounts to reduce the exposure of our Australian subsidiaries’ cost of sales to fluctuations in currency rates or to reduce the exposure of our South African subsidiaries' third party sales to fluctuations in currency rates. At March 31, 2023, there was an unrealized loss of $2 million recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet, which is expected to be recognized in earnings in the remainder of 2023. Refer to Note 12 in notes to unaudited condensed consolidated financial statements.

From time to time, we enter into foreign currency contracts for the South African Rand, Australian Dollar, Euro, Pound Sterling, and Saudi Riyal to reduce exposure of our subsidiaries’ balance sheet accounts not denominated in our subsidiaries’ functional currency to fluctuations in foreign currency exchange rates. Historically, we have used forward contracts to reduce the exposure.  For accounting purposes, these foreign currency contracts are not considered hedges. The change in fair value associated with these contracts is recorded in “Other expense, net” within the unaudited Condensed Consolidated Statement of Income and partially offsets the change in value of third party and intercompany-related receivables not denominated in the functional currency of the subsidiary. At March 31, 2023, there was (i) 1.1 billion South African Rand (or approximately $62 million at March 31, 2023 exchange rate), (ii) 216 million Australian dollars (or approximately $144 million at the March 31, 2023 exchange rate), (iii) 16 million Pound Sterling (or approximately $19 million at the March 31, 2023 exchange rate), (iv) 33 million Euro (or approximately $36 million at the March 31, 2023 exchange rate), and (v) 46 million Saudi Riyal (or approximately $12 million at the March 31, 2023 exchange rate) of notional amounts of outstanding foreign currency contracts. At December 31, 2022, there was (i) 1.2 billion South African Rand (or approximately $68 million at the March 31, 2023 exchange rate), (ii) 197 million Australian dollars (or approximately $132 million at the March 31, 2023 exchange rate), (iii) 20 million Pound Sterling (or approximately $25 million at the March 31, 2023 exchange rate, and (iv) 44 million Euro (or approximately $48 million at the March 31, 2023 exchange rate) of notional amounts outstanding foreign currency contracts.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of Tronox’s management, including our co-CEOs and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”), as of March 31, 2023, the end of the period covered by this report. Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date. Tronox’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Tronox in the reports that it files or submits under the Exchange Act is accumulated and communicated to Tronox’s management, including Tronox’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date.
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

Other than as discussed above, during the quarter ended March 31, 2023, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table provides information with respect to purchases of our shares of common stock, $0.01 par value per share, during the three months ended March 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs (1)	Approximate Dollar Value That May Yet Be Purchased Under the Program (2)
				$250,536,235
January 1, 2023 through January 31, 2023	—	$—	—	$250,536,235
February 1, 2023 through February 28, 2023	—	$—	—	$250,536,235
March 1, 2023 through March 31, 2023	—	$—	—	$250,536,235
Totals	—	$—	—	$250,536,235
(1) On November 9, 2021, the Company announced that the Company's Board of Directors had authorized the repurchase of up to $300 million of the Company's ordinary shares, $0.01 par value per share (the "ordinary shares"), through February 2024.
(2) Amounts reflect the remaining dollar value of shares that may be purchased under the stock repurchase program described above.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit No.

10.1*	Offer Letter, dated March 15, 2023 by and between Tronox Holdings plc and John Srivisal (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K/A filed on March 16, 2023)

31.1	Rule 13a-14(a) Certification of John Romano. (furnished herewith)

31.2	Rule 13a-14(a) Certification of Jean-Francois Turgeon. (furnished herewith)

31.3	Rule 13a-14(a) Certification of D. John Srivisal. (furnished herewith)

32.1	Section 1350 Certification for John Romano. (furnished herewith)

32.2	Section 1350 Certification for Jean-Francois Turgeon. (furnished herewith)

32.3	Section 1350 Certification for D. John Srivisal. (furnished herewith)

101
The following financial statements from Tronox Holdings plc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (furnished herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema Document. (furnished herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (furnished herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. (furnished herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. (furnished herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (furnished herewith)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2023, which has been formatted in Inline XBRL and contained in Exhibit 101.
_______________
* Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:
April 27, 2023

TRONOX HOLDINGS PLC (Registrant)

By:	/s/ D. John Srivisal
Name:	D. John Srivisal
Title:	Senior Vice President, Chief Financial Officer

By:	/s/ Jonathan P. Flood
Name:	Jonathan P. Flood
Title:	Vice President, Controller and Principal Accounting Officer