Form 10-Q
period 2023-06-30
Tronox Holdings plc
filed 2023-07-27
CIK 1530804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of July 20, 2023, the Registrant had 156,786,791 ordinary shares outstanding.

Item 1.    Financial Statements (Unaudited)

Page No.

Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2023 and 2022	4
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the Three and Six Months Ended June 30, 2023 and 2022	5
Unaudited Condensed Consolidated Balance Sheets at June 30, 2023 and December 31, 2022	6
Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2023 and 2022	7
Unaudited Condensed Consolidated Statement of Shareholders’ Equity for the Three and Six Months Ended June 30, 2023 and 2022	8
Notes to Unaudited Condensed Consolidated Financial Statements	10

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$794	$945	$1,502	$1,910
Cost of goods sold	637	682	1,212	1,415
Gross profit	157	263	290	495
Selling, general and administrative expenses	73	73	144	151
Venator settlement	—	—	—	85
Income from operations	84	190	146	259
Interest expense	(38)	(28)	(71)	(60)
Interest income	3	2	6	4
Loss on extinguishment of debt	—	(20)	—	(21)
Other income, net	4	8	6	4
Income before income taxes	53	152	87	186
Income tax (provision) benefit	(322)	223	(331)	205
Net (loss) income	(269)	375	(244)	391
Net income attributable to noncontrolling interest	—	—	2	—
Net (loss) income attributable to Tronox Holdings plc	$(269)	$375	$(246)	$391

(Loss) Earnings per share:
Basic	$(1.72)	$2.40	$(1.58)	$2.52
Diluted	$(1.72)	$2.37	$(1.58)	$2.46

Weighted average shares outstanding, basic (in thousands)	156,780	155,867	155,986	155,252
Weighted average shares outstanding, diluted (in thousands)	156,780	158,448	155,986	158,996
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(Millions of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(269)	$375	$(244)	$391
Other comprehensive income (loss):
Foreign currency translation adjustments	(30)	(123)	(43)	(53)
Pension and postretirement plans:
Actuarial loss, (net of tax benefit of less than $1 million and nil in the three months ended June 30, 2023 and 2022, respectively, and net of tax benefit of $1 million and nil in the six months ended June 30, 2022 and 2022, respectively)	(1)	—	—	—
Amortization of unrecognized actuarial loss, (net of tax benefit of nil and less than $1 million in the three months ended June 30, 2023 and 2022, and net of tax benefit of nil and $1 million in the six months ended June 30, 2023 and 2022, respectively)	—	—	—	1
Total pension and postretirement (loss) gain	(1)	—	—	1
Realized losses (gains) on derivatives reclassified from accumulated other comprehensive loss to the Condensed Consolidated Statement of Operations (net of tax expense of $1 million and less than $1 million in the three months ended June 30, 2023 and 2022, respectively and net of tax expense of $2 million and $1 million in the six months ended June 30, 2023 and 2022)	1	(11)	4	(22)
Unrealized gains (losses) on derivative financial instruments, (net of tax expense of $1 million for the three months ended June 30, 2023 and a net of tax benefit of $4 million for the three months ended June 30, 2022, and a net tax benefit of $1 million for the six months ended June 30, 2023 and a net tax expense of less than $1 million for the six month ended June 30, 2022) - See Note 12	9	(6)	3	43

Other comprehensive loss	(21)	(140)	(36)	(31)

Total comprehensive (loss) income	(290)	235	(280)	360

Comprehensive income attributable to noncontrolling interest:
Net income	—	—	2	—
Foreign currency translation adjustments	3	(5)	5	3
Comprehensive income (loss) attributable to noncontrolling interest	3	(5)	7	3

Comprehensive (loss) income attributable to Tronox Holdings plc	$(293)	$240	$(287)	$357

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	June 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$167	$164
Accounts receivable (net of allowance for credit losses of $4 million and $4 million as of June 30, 2023 and December 31, 2022, respectively)	372	377
Inventories, net	1,400	1,278
Prepaid and other assets	145	135
Income taxes receivable	—	6
Total current assets	2,084	1,960
Noncurrent Assets
Property, plant and equipment, net	1,790	1,830
Mineral leaseholds, net	662	701
Intangible assets, net	246	250
Lease right of use assets, net	136	136
Deferred tax assets	929	1,233
Other long-term assets	208	196
Total assets	$6,055	$6,306

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$437	$486
Accrued liabilities	244	252
Short-term lease liabilities	23	20
Short-term debt	203	50
Long-term debt due within one year	23	24
Income taxes payable	10	18
Total current liabilities	940	850
Noncurrent Liabilities
Long-term debt, net	2,450	2,464
Pension and postretirement healthcare benefits	91	89
Asset retirement obligations	153	153
Environmental liabilities	49	51
Long-term lease liabilities	108	110
Deferred tax liabilities	142	153
Other long-term liabilities	36	33
Total liabilities	3,969	3,903

Commitments and Contingencies - Note 15
Shareholders’ Equity
Tronox Holdings plc ordinary shares, par value $0.01 — 156,786,791 shares issued and outstanding at June 30, 2023 and 154,496,923 shares issued and outstanding at December 31, 2022	2	2
Capital in excess of par value	2,054	2,043
Retained earnings	794	1,080
Accumulated other comprehensive loss	(809)	(768)
Total Tronox Holdings plc shareholders’ equity	2,041	2,357
Noncontrolling interest	45	46
Total equity	2,086	2,403
Total liabilities and equity	$6,055	$6,306
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Millions of U.S. dollars)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(244)	$391
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	139	135
Deferred income taxes	310	(240)
Share-based compensation expense	11	14
Amortization of deferred debt issuance costs and discount on debt	4	4
Loss on extinguishment of debt	—	21
Other non-cash items affecting net (loss) income	26	22
Changes in assets and liabilities:
Increase in accounts receivable, net of allowance for credit losses	(1)	(21)
Increase in inventories, net	(131)	(80)
Decrease (increase) in prepaid and other assets	9	(3)
(Decrease) increase in accounts payable and accrued liabilities	(43)	8
Net changes in income tax payables and receivables	(4)	2
Changes in other non-current assets and liabilities	(19)	(32)
Cash provided by operating activities	57	221

Cash Flows from Investing Activities:
Capital expenditures	(148)	(202)
Proceeds from sale of assets	3	1
Cash used in investing activities	(145)	(201)

Cash Flows from Financing Activities:
Repayments of short-term debt	(50)	(15)
Repayments of long-term debt	(9)	(507)
Proceeds from long-term debt	—	396
Proceeds from short-term debt	201	87
Repurchase of common stock	—	(41)
Call premiums paid	—	(18)
Debt issuance costs	—	(4)
Dividends paid	(50)	(41)
Cash provided by (used in) financing activities	92	(143)

Effects of exchange rate changes on cash and cash equivalents	(1)	5

Net increase (decrease) in cash and cash equivalents	3	(118)
Cash and cash equivalents at beginning of period	164	232
Cash and cash equivalents at end of period	$167	$114

Supplemental cash flow information:
Interest paid, net	$61	$60

Income taxes paid	$24	$33
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Millions of U.S. dollars, except for shares)
For the six months ended June 30, 2023

	Tronox Holdings plc Ordinary Shares (in thousands)	Tronox Holdings plc Ordinary Shares (Amount)	Capital in Excess of par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Tronox Holdings plc Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2022	154,497	$2	$2,043	$1,080	$(768)	$2,357	$46	$2,403
Net income	—	—	—	23	—	23	2	25
Other comprehensive (loss) income	—	—	—	—	(17)	(17)	2	(15)
Share-based compensation	2,221	—	6	—	—	6	—	6
Shares cancelled	(1)	—	—	—	—	—	—	—
Ordinary share dividends ($0.125 per share)	—	—	—	(20)	—	(20)	—	(20)
Balance at March 31, 2023	156,717	$2	$2,049	$1,083	$(785)	$2,349	$50	$2,399

Net loss	—	—	—	(269)	—	(269)	—	(269)
Other comprehensive (loss) income	—	—	—	—	(24)	(24)	3	(21)
Share-based compensation	92	—	5	—	—	5	—	5
Shares cancelled	(22)	—	—	—	—	—	—	—
Minority interest dividend	—	—	—	—	—	—	(8)	(8)
Ordinary share dividends ($0.125 per share)	—	—	—	(20)	—	(20)	—	(20)
Balance at June 30, 2023	156,787	$2	$2,054	$794	$(809)	$2,041	$45	$2,086

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)
(Unaudited)
(Millions of U.S. dollars, except for shares)
For the six months ended June 30, 2022

	Tronox Holdings plc Ordinary Shares (in thousands)	Tronox Holdings plc Ordinary Shares (Amount)	Capital in Excess of par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Tronox Holdings plc Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2021	153,935	$2	$2,067	$663	$(738)	$1,994	$48	$2,042
Net income	—	—	—	16	—	16	—	16
Other comprehensive income	—	—	—	—	101	101	8	109
Share-based compensation	3,254	—	7	—	—	7	—	7
Shares cancelled	(9)	—	—	—	—	—	—	—
Options exercised	3	—	—	—	—	—	—	—
Shares repurchased and cancelled	(1,386)		(25)	—	—	(25)	—	(25)
Ordinary share dividends ($0.125 per share)	—	—	—	(20)	—	(20)	—	(20)
Balance at March 31, 2022	155,797	$2	$2,049	$659	$(637)	$2,073	$56	$2,129

Net income	—	—	—	375	—	375	—	375
Other comprehensive loss	—	—	—	—	(135)	(135)	(5)	(140)
Share-based compensation	91	—	7	—	—	7	—	7
Shares cancelled	(8)	—	—	—	—	—	—	—
Shares repurchased and cancelled	(1,458)	—	(25)	—	—	(25)	—	(25)
Options exercised	11	—	—	—	—	—	—	—
Ordinary share dividends ($0.125 per share)	—	—	—	(20)	—	(20)	—	(20)
Balance at June 30, 2022	154,433	$2	$2,031	$1,014	$(772)	$2,275	$51	$2,326
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
In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, considered necessary for a fair statement of its financial position as of June 30, 2023, and its results of operations for the three and six months ended June 30, 2023 and 2022. Our unaudited condensed consolidated financial statements include the accounts of all majority-owned subsidiary companies. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the manner and presentation in the current period.
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
We completed an internal assessment to identify items that were impacted as a result of the dissolution of LIBOR. Based upon this assessment, we determined that this change was most impactful to our intercompany debt agreements and interest rate swap agreements. Upon conversion of these benchmark rates, we elected the practical expedients allowed under this standard which resulted in an immaterial impact to the financial statements. In addition, during the six months ended June 30, 2023, we elected to utilize certain exemptions allowed by this pronouncement as it relates to our interest rate swap transactions. Refer to Note 12 for further details.

2.    Revenue
We recognize revenue at a point in time when the customer obtains control of the promised products. For most transactions this occurs when products are shipped from our manufacturing facilities or at a later point when control of the products transfers to the customer at a specified destination or time.
Contract assets represent our rights to consideration in exchange for products that have transferred to a customer when the right is conditional on situations other than the passage of time. For products that we have transferred to our customers, our rights to the consideration are typically unconditional and only the passage of time is required before payments become due. These unconditional rights are recorded as "Accounts receivable" in the unaudited Condensed Consolidated Balance Sheets. As of June 30, 2023, and December 31, 2022, we did not have material contract asset balances.
Contract liabilities represent our obligations to transfer products to a customer for which we have received consideration from the customer. From time to time, we may receive advance payment from our customers that is accounted for as deferred revenue. Deferred revenue is earned when control of the product transfers to the customer, which is typically within a short period of time from when we received the advanced payment. Contract liability balances as of both June 30, 2023 and December 31, 2022 were approximately $1 million and less than $1 million, respectively. Contract liability balances were reported as “Accounts payable” in the unaudited Condensed Consolidated Balance Sheets.  All material contract liabilities as of December 31, 2022 were recognized as revenue in “Net sales” in the unaudited Condensed Consolidated Statements of Operations during the first quarter of 2023.
Disaggregation of Revenue
We operate under one operating and reportable segment, Tronox. We disaggregate our revenue from contracts with customers by product type and geographic area. We believe this level of disaggregation appropriately depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors and reflects how our business is managed.
Net sales to external customers by geographic areas where our customers are located were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
North America	$204	$205	$393	$400
South and Central America	41	73	82	140
Europe, Middle-East and Africa	319	361	602	738
Asia Pacific	230	306	425	632
Total net sales	$794	$945	$1,502	$1,910

Net sales from external customers for each similar type of product were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
TiO2	$611	$769	$1,171	$1,542
Zircon	95	111	167	219
Other products	88	65	164	149
Total net sales	$794	$945	$1,502	$1,910
Other products mainly include pig iron, TiCl4 and other mining products.

During the six months ended June 30, 2023 and 2022, our ten largest third-party customers represented 37% and 29%, respectively, of our consolidated net sales. During the six months ended June 30, 2023 and 2022, no single customer accounted for 10% of our consolidated net sales.
3.    Income Taxes
Our operations are conducted through various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.
Income before income taxes is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income tax (provision) benefit	$(322)	$223	$(331)	$205
Income before income taxes	$53	$152	$87	$186
Effective tax rate	608%	(147)%	380%	(110)%
Tronox Holdings plc, a U.K. public limited company is the parent company for the business group, and the statutory tax rate in the U.K. at both June 30, 2023 and 2022 was 25% and 19%, respectively. The statutory rate in the U.K. changed to 25% effective April 1, 2023 and a weighted average of 23.5% will be applied for the full year 2023. The effective tax rates for both the three and six months ended June 30, 2023 and 2022 are impacted by a variety of factors including income and losses in jurisdictions with valuation allowances, disallowable expenditures, prior year accruals, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate.

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

During the three months ended June 30, 2023, we identified negative evidence concerning our ability to realize some of our Australia group deferred tax assets. This evidence primarily relates to losses being generated during the current year and there is uncertainty regarding the region's ability to generate income in the near term. After weighing all the positive and negative evidence, we determined that it is more likely than not that the Australia deferred tax assets may not be realized. As a result, we recorded a $293 million non-cash charge to tax expense for the three and six months ended June 30, 2023. In the future, if we determine that it is more likely than not that we will be able to realize all or a portion of our deferred tax assets, the valuation allowance will be reduced, and we will record a benefit to earnings.

The Company currently has no uncertain tax positions recorded. We believe that we have made adequate provisions for income taxes that may be payable with respect to years open for examination or currently under examination. With regard to years under examination, the ultimate outcome is not presently known and, accordingly, adjustments to our provisions may be necessary and/or reclassifications of noncurrent tax liabilities to current may occur in the future.

4.    Income Per Share
The computation of basic and diluted income per share for the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator - Basic and Diluted:
Net (loss) income	$(269)	$375	$(244)	$391
Less: Net income attributable to noncontrolling interest	—	—	2	—
Net (loss) income available to ordinary shares	$(269)	$375	$(246)	$391

Denominator - Basic and Diluted:
Weighted-average ordinary shares, basic (in thousands)	156,780	155,867	155,986	155,252
Weighted-average ordinary shares, diluted (in thousands)	156,780	158,448	155,986	158,996

Basic net (loss) income per ordinary share	$(1.72)	$2.40	$(1.58)	$2.52
Diluted net (loss) income per ordinary share	$(1.72)	$2.37	$(1.58)	$2.46
Net income per ordinary share amounts were calculated from exact, not rounded net income and share information.  Anti-dilutive shares not recognized in the diluted net income per share calculation for the three and six months ended June 30, 2023 and 2022 were as follows:

	Shares
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Options	265,376	523,704	265,376	255,680
Restricted share units	3,047,432	1,053,083	2,873,310	1,047,976

5.    Accounts Receivable Securitization Program

On March 15, 2022, the Company entered into an accounts receivable securitization program (“Securitization Facility”) with a financial institution ("Purchaser"), through our wholly owned special purpose bankruptcy-remote subsidiary Tronox Securitization LLC (“ SPE”). In November 2022, the Securitization Facility was amended (the "First Amendment") to include receivable generated by our wholly-owned Australian operating subsidiaries Tronox Pigment Pty Ltd., Tronox Pigment Bunbury Ltd. and Tronox Mining Australia Ltd.
In June 2023, the Company entered into an additional amendment (the “Second Amendment”) to further include receivables generated by our wholly-owned European operating subsidiaries Tronox Pigment Holland BV and Tronox Pigment UK Limited. Neither the facility limit nor the program term were changed as result of the Second Amendment, and remain at $200 million and November 2025, respectively. As a result of the Second Amendment we incurred $1 million of transaction costs, which are recorded in "Other income, net" in our unaudited Condensed Consolidated Statement of Operations for both the three and six months ended June 30, 2023.

As the Company does not maintain effective control over the sold receivables, we derecognize the sold receivables from our unaudited Condensed Consolidated Balance Sheet and classify the cash proceeds as source of cash from operating activities in our unaudited Condensed Consolidated Statement of Cash Flows.
The program is structured on a revolving basis under which cash collections from receivables are used to fund additional purchases of receivables at 100% face value, not to exceed the facility limit. As of June 30, 2023 and December 31, 2022, the total value of accounts receivables sold under the Securitization Facility and derecognized from the Company's unaudited

Condensed Consolidated Balance Sheet was $200 million and $123 million, respectively. Additionally, at June 30, 2023 and December 31, 2022, we retained approximately $151 million and $69 million of unsold receivables which we pledged as collateral for the sold receivables.
The following table sets forth a summary of the receivables sold and fees incurred under the program during the related periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash proceeds from collections reinvested in the program	$201	$108	$345	$136
Incremental accounts receivables sold	284	108	422	211
Fees incurred[1]	3	—	5	—
1 Fees due to the Purchaser relate to monthly utilization of the Securitization Facility and are recorded in "Other income, net" in our unaudited Condensed Consolidated Statement of Operations.

6.    Inventories, Net
Inventories, net consisted of the following:

	June 30, 2023	December 31, 2022
Raw materials	$296	$261
Work-in-process	150	125
Finished goods, net	696	641
Materials and supplies, net	258	251
Inventories, net – current	$1,400	$1,278
Materials and supplies, net consists of processing chemicals, maintenance supplies and spare parts, which will be consumed directly and indirectly in the production of our products.
At June 30, 2023 and December 31, 2022, inventory obsolescence reserves primarily for materials and supplies were $44 million and $42 million, respectively. Reserves for lower of cost or market and net realizable value were $25 million and $27 million at June 30, 2023 and December 31, 2022, respectively.
7.    Property, Plant and Equipment, Net
Property, plant and equipment, net of accumulated depreciation, consisted of the following:

	June 30, 2023	December 31, 2022
Land and land improvements	$229	$226
Buildings	411	390
Machinery and equipment	2,454	2,330
Construction-in-progress	244	370
Other	60	62
Subtotal	3,398	3,378
Less: accumulated depreciation	(1,608)	(1,548)
Property, plant and equipment, net	$1,790	$1,830
Substantially all of the property, plant and equipment, net is pledged as collateral for our debt. See Note 11.

The table below summarizes depreciation expense related to property, plant and equipment for the periods presented, recorded in the specific line items in our unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of goods sold	$52	$51	$106	$102
Selling, general and administrative expenses	1	1	2	2
Total	$53	$52	$108	$104

8.    Mineral Leaseholds, Net
Mineral leaseholds, net of accumulated depletion, consisted of the following:

	June 30, 2023	December 31, 2022
Mineral leaseholds	$1,251	$1,282
Less: accumulated depletion	(589)	(581)
Mineral leaseholds, net	$662	$701

Depletion expense relating to mineral leaseholds recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations was $7 million for both the three months ended June 30, 2023 and 2022. Depletion expense relating to mineral leaseholds recorded in "Cost of goods sold" in the unaudited Condensed Consolidated Statements of Operations was $15 million for both the six months ended June 30, 2023 and 2022.

9.    Intangible Assets, Net
Intangible assets, net of accumulated amortization, consisted of the following:

	June 30, 2023			December 31, 2022
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$291	$(240)	$51	$291	$(231)	$60
TiO2 technology	93	(41)	52	93	(37)	56
Internal-use software and other	190	(47)	143	179	(45)	134
Intangible assets, net	$574	$(328)	$246	$563	$(313)	$250
As of June 30, 2023 and December 31, 2022, internal-use software included approximately $116 million and $106 million, respectively, of capitalized software costs which are not being amortized as the software is not ready for its intended use.
The table below summarizes amortization expense related to intangible assets for the periods presented, recorded in the specific line items in our unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of goods sold	$1	$1	$2	$1
Selling, general and administrative expenses	7	7	14	15
Total	$8	$8	$16	$16
Estimated future amortization expense related to intangible assets is $15 million for the remainder of 2023, $41 million for 2024, $42 million for 2025, $24 million for 2026, $22 million for 2027 and $102 million thereafter.

10.    Balance Sheet and Cash Flow Supplemental Information
Accrued liabilities consisted of the following:

	June 30, 2023	December 31, 2022
Employee-related costs and benefits	$105	$107
Related party payables	42	15
Interest	15	15
Sales rebates	28	37
Taxes other than income taxes	7	13
Asset retirement obligations	8	8
Other accrued liabilities	39	57
Accrued liabilities	$244	$252
Additional supplemental cash flow information for the six months ended June 30, 2023 and 2022 and as of June 30, 2023 and December 31, 2022 is as follows:

	Six Months Ended June 30,
Supplemental non cash information:	2023	2022
Operating activities - MGT sales made to AMIC	$3	$1
Financing activities - Repayment of MGT loan	$3	$1

	June 30, 2023	December 31, 2022
Capital expenditures acquired but not yet paid	$41	$72

11.    Debt
Long-Term Debt
Long-term debt, net of an unamortized discount and debt issuance costs, consisted of the following:

	Original Principal	Annual Interest Rate	Maturity Date	June 30, 2023	December 31, 2022
Term Loan Facility, net of unamortized discount (1)	1,300	Variable	3/11/2028	$898	$898
2022 Term Loan Facility, net of unamortized discount(1)	400	Variable	4/4/2029	392	393
Senior Notes due 2029	1,075	4.625%	3/15/2029	1,075	1,075
Standard Bank Term Loan Facility (1)	98	Variable	11/11/2026	66	77
Australian Government Loan, net of unamortized discount	N/A	N/A	12/31/2036	1	1
MGT Loan(2)	36	Variable	Variable	28	30
Finance leases				43	47
Long-term debt				2,503	2,521
Less: Long-term debt due within one year				(23)	(24)
Debt issuance costs				(30)	(33)
Long-term debt, net				$2,450	$2,464
_______________

(1)The average effective interest rate on the Term Loan Facility (including the impacts of the interest rate swaps), the 2022 Term Loan Facility and the Standard Bank Term Loan Facility was 5.1%, 8.5% and 10.0%, respectively, during the six months ended June 30, 2023. The average effective interest rate on the Term Loan Facility (including the impacts of the interest rate swaps), the 2022 Term Loan Facility and Standard Bank Term Loan Facility was 4.6%, 4.4% and 6.5%, respectively, during the six months ended June 30, 2022.
(2)The MGT loan is a related party debt facility. The average effective interest rate on the MGT loan was 6.0% and 3.2% during the six months ended June 30, 2023 and June 30, 2022, respectively.
Term Loan Facility
In June 2023, in anticipation of Reference Rate Reform, we amended our interest rate terms of the Term Loan Facility from LIBOR to SOFR pursuant to the loan agreement. The Term Loan Facility bears interest at either the base rate or the SOFR rate, in each case plus an applicable margin. Based on our first lien net leverage ratio pursuant to the Term Loan Facility agreement, the applicable margin under the Term Loan Facility as of June 30, 2023 was 2.25%.
2022 Term Loan Facility
On April 4, 2022, Tronox Finance LLC (the "Borrower"), the Borrower's indirect parent company, Tronox Holdings plc (the "Company"), certain of the Company's subsidiaries, the incremental term lender party thereto, and HSBC Bank USA. National Association, as Administrative Agent and Collateral Agent, entered into Amendment No. 1 to the Amended and Restated First Lien Credit Agreement (the "Amendment"). The Amendment provides the Borrower with a new seven-year incremental term loan facility (the "2022 Term Loan Facility" and, the loans thereunder, the "2022 Incremental Term Loans") under its credit agreement in an aggregate initial principal amount of $400 million. The proceeds of the 2022 Term Loan Facility were used on April 1, 2022, along with cash on hand, to redeem all outstanding 6.5% Senior Secured Notes due 2025 and to pay transaction related costs and expenses. As a result of this transaction, we recognized approximately $20 million and $21 million, including a call premium of $18 million, in "Loss on extinguishment of debt" on the unaudited Consolidated Statement of Operations for the three and six months ended June 30, 2022, respectively.
The 2022 Incremental Term Loans shall bear interest, at the Borrower's option, at either the base or the SOFR rate, in each case plus an applicable margin. The applicable margin in respect of the 2022 Incremental Loans is 2.25% per annum, for base rate loans, or 3.25% per annum, for SOFR rate loans. The 2022 Incremental Term Loans have an interest rate floor of 0.50%. As of June 30, 2023, the applicable margin under the 2022 Term Loan Facility was 3.25%.
Short-Term Debt
Emirates Revolver
In June 2023, Tronox Pigment UK Limited, as borrower, and Tronox Holdings plc, as guarantor, entered into a new revolving credit facility with Emirates NBD PJSC (“Emirates”) which replaced the existing revolving credit facility with Emirates. The new Emirates revolving credit facility is secured by inventory of Tronox Pigment UK Limited and will mature in June 2024. The facility limit is 50 million Pound Sterling (approximately $64 million at the June 30, 2023 exchange rate) and can be drawn in either Pound Sterling, Euro or US Dollar. Under the terms of the revolver, for U.S. dollar borrowings, the interest rate is SOFR plus 1.75%, for Euro borrowings, the interest rate for Euro borrowings is Euribor plus 1.75% and for Pound Sterling borrowings, the interest rate is SONIA plus 1.75%. During the six months ended June 30, 2023, we drew down 35 million Pound Sterling (approximately $45 million at the June 30, 2023 exchange rate) which remained outstanding at June 30, 2023.
SABB Facility
During the six months ended June 30, 2023, we drew down SAR 16 million (approximately $4 million at the June 30, 2023 exchange rate) under the SABB Facility for general corporate purposes which remains outstanding at June 30, 2023.
Cash Flow Revolver

During the six months ended June 30, 2023, we drew down a total of $115 million for general corporate purposes and made repayments of $25 million on our Cash Flow Revolver. The outstanding principal balance on the Cash Flow Revolver was $120 million at June 30, 2023
In July 2023, the Company repaid $10 million on its Cash Flow Revolver.
Standard Bank Revolving Credit Facility
In June 2023, we drew down ZAR 650 million (approximately $35 million at the June 30, 2023 exchange rate) under the Standard Bank Revolving Credit Facility for general corporate purposes which remains outstanding at June 30, 2023.
Insurance premium financing
In August 2022, the Company entered into a $21 million insurance premium financing agreement with a third-party financing company. The balance was repaid in monthly installments over 10 months at a 5% fixed annual interest rate. As of June 30, 2023, the financing balance was repaid in full.
Debt Covenants
As of June 30, 2023, we are in compliance with all financial covenants in our debt facilities.
12.    Derivative Financial Instruments
Derivatives recorded on the Condensed Consolidated Balance Sheet:
The following table is a summary of the fair value of derivatives outstanding at June 30, 2023 and December 31, 2022:

	Fair Value
	June 30, 2023		December 31, 2022
	Assets(a)	Accrued Liabilities	Assets(a)	Accrued Liabilities
Derivatives Designated as Cash Flow Hedges
Interest Rate Swaps	$35	$—	$30	$—
Natural Gas Hedges	$—	$2	$1	$2
Total Hedges	$35	$2	$31	$2
Derivatives Not Designated as Cash Flow Hedges
Currency Contracts	$2	$1	$1	$—
Total Derivatives	$37	$3	$32	$2
(a) At June 30, 2023 and December 31, 2022, current assets of $37 million and $32 million, respectively, are recorded in prepaid and other current assets on the Condensed Consolidated Balance Sheets.
Derivatives' Impact on the Condensed Consolidated Statement of Operations:

The following table summarizes the impact of the Company's derivatives on the unaudited Condensed Consolidated Statement of Operations:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings			Amount of Pre-Tax Gain (Loss) Recognized in Earnings
	Revenue	Cost of Goods Sold	Other Income, net	Revenue	Cost of Goods Sold	Other Income, net
	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022

Derivatives Not Designated as Hedging Instruments
Currency Contracts	$—	$—	$2	$—	$—	$(12)
Derivatives Designated as Hedging Instruments
Currency Contracts	$—	$(2)	$—	$2	$5	$—
Natural Gas Hedges	$—	$(1)	$—	$—	$1	$—
Total Derivatives	$—	$(3)	$2	$2	$6	$(12)

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings			Amount of Pre-Tax Gain (Loss) Recognized in Earnings
	Revenue	Cost of Goods Sold	Other Income, net	Revenue	Cost of Goods Sold	Other Income, net
	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022

Derivatives Not Designated as Hedging Instruments
Currency Contracts	$—	$—	$(5)	$—	$—	$(5)
Derivatives Designated as Hedging Instruments
Currency Contracts	$—	$(4)	$—	$5	$14	$—
Natural Gas Hedges	$—	$(3)	$—	$—	$2	$—
Total Derivatives	$—	$(7)	$(5)	$5	$16	$(5)
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

We simultaneously entered into two SOFR-indexed forward starting interest rate swaps with the same counterparty banks with no change to the aggregate notional value. The forward starting swaps became effective in June 2023 and will mature in March 2028 which is aligned with the maturity date of the Term Loan Facility. Indexing forward starting swaps to SOFR also ensured that the reference rates in our hedge instruments are now aligned with the interest rate terms of the Term Loan Facility which also changed from LIBOR to SOFR in June 2023 in anticipation of Reference Rate Reform and pursuant to the loan agreement. We elected to apply the hedge accounting expedients in ASC Topic 848, Reference Rate Reform on Financial Reporting related to the following: 1) the assertion that the future forecasted transaction is still probable of occurring despite reference rate changes and 2) the assumption that the index of the future hedged transactions will match the index of the corresponding hedge instruments for the assessment of effectiveness.
Additionally, on March 27, 2023, the Company entered into a new interest rate swap with a $200 million notional value which matures in March 2028 and effectively converts the variable rate to a fixed rate for that portion of the 2022 Term Loan Facility.
On May 17, 2023, the Company entered into an agreement with the counterparty bank to amend the remaining $250 million notional of the three original interest rate swap contracts of $750 million aggregate notional value. As a result of this amendment, the Company changed the rate indexed in the contract from LIBOR to SOFR, effective June 30, 2023 in anticipation of the Reference Rate Reform and to align the index rate in this contract to that in the Term Loan Facility, as described above. This amendment did not change the notional value and the expiration date of this contract, which is set to expire in September 2024. We completed a hedge effectiveness test as a result of this amendment and determined that this hedge instrument continues to be highly effective, enabling us to continue to apply hedge accounting over the remaining term of this hedge relationship.
As of June 30, 2023, the Company maintains a total of $950 million of interest rate swaps with the objective in using the interest-rate swap agreements to add stability to interest expense and to manage the Company's exposure to interest rate movements. These interest rate swaps have been designated as cash flow hedges and involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
Fair value gains or losses on these cash flow hedges are recorded in accumulated other comprehensive loss and are subsequently reclassified into interest expense in the same periods during which the hedged transactions affect earnings. At June 30, 2023 and December 31, 2022, the net unrealized gain of $35 million and the unrealized gain of $30 million, respectively, was recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet. For the three and six months ended June 30, 2023, the amounts recorded in interest expense related to the interest-rate swap agreements were $7 million and $11 million, respectively. For the three and six months ended June 30, 2022, the net amounts recorded in interest expense related to the interest-rate swap agreements were $2 million and $6 million, respectively.
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
As of June 30, 2023, we had no outstanding amounts to reduce the exposure of our Australian subsidiaries’ cost of sales to fluctuations in currency rates or to reduce the exposure of our South African subsidiaries' third party sales to fluctuations in currency rates. At December 31, 2022, there was an unrealized net loss of $4 million recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet, which was fully recognized in earnings during the six months ended June 30, 2023.

From time to time, we enter into foreign currency contracts for the South African Rand, Australian Dollar, Euro, Pound Sterling, and Saudi Riyal to reduce exposure of our subsidiaries’ balance sheet accounts not denominated in our subsidiaries’ functional currency to fluctuations in foreign currency exchange rates. Historically, we have used forward contracts to reduce the exposure.  For accounting purposes, these foreign currency contracts are not considered hedges. The change in fair value associated with these contracts is recorded in “Other expense, net” within the unaudited Condensed Consolidated Statement of Operations and partially offsets the change in value of third party and intercompany-related receivables not denominated in the functional currency of the subsidiary. At June 30, 2023, there was (i) 2.3 billion South African Rand (or approximately $122 million at June 30, 2023 exchange rate), (ii) 209 million Australian dollars (or approximately $139 million at the June 30, 2023 exchange rate), (iii) 26 million Pound Sterling (or approximately $33 million at the June 30, 2023 exchange rate), (iv) 30 million Euro (or approximately $33 million at the June 30, 2023 exchange rate), and (v) 69 million Saudi Riyal (or approximately $18 million at the June 30, 2023 exchange rate) of notional amounts of outstanding foreign currency contracts. At December 31, 2022, there was (i) 1.2 billion South African Rand (or approximately $64 million at the June 30, 2023 exchange rate), (ii) 197 million Australian dollars (or approximately $131 million at the June 30, 2023 exchange rate), (iii) 20 million Pound Sterling (or approximately $25 million at the June 30, 2023 exchange rate), and (iv) 44 million Euro (or approximately $48 million at the June 30, 2023 exchange rate) of notional amounts of outstanding foreign currency contracts.
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
Level 1 -Quoted prices in active markets for identical assets or liabilities
Level 2 -Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly
Level 3 -Unobservable inputs based on the Company’s own assumptions
Our debt is recorded at historical amounts. The following table presents the fair value of our debt and derivative contracts at both June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Asset	Liability	Asset	Liability
Term Loan Facility	—	897	—	876
2022 Term Loan Facility	—	394	—	388
Standard Bank Term Loan Facility	—	66	—	77
Senior Notes due 2029	—	894	—	893
Australian Government Loan	—	1	—	1
MGT Loan	—	28	—	30
Interest rate swaps	35	—	30	—
Natural gas hedges	—	2	1	2
Foreign currency contracts	2	1	1	—
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
14.    Asset Retirement Obligations
Asset retirement obligations consist primarily of rehabilitation and restoration costs, landfill capping costs, decommissioning costs, and closure and post-closure costs. Activities related to asset retirement obligations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$158	$155	$161	$149
Additions	2	—	3	—
Accretion expense	3	3	7	7
Remeasurement/translation	—	(9)	(2)	(5)
Other, including change in estimates	—	—	(3)	—
Settlements/payments	(2)	(2)	(5)	(4)
Balance, June 30,	$161	$147	$161	$147

	June 30, 2023	December 31, 2022
Current portion included in “Accrued liabilities”	$8	$8
Noncurrent portion included in “Asset retirement obligations”	153	153
Asset retirement obligations	$161	$161

15.    Commitments and Contingencies
Purchase and Capital Commitments—Includes obligations for purchase requirements of process chemicals, supplies, utilities and services entered into in the ordinary course of business. At June 30, 2023, purchase commitments were $242 million for the remainder of 2023, $177 million for 2024, $157 million for 2025, $157 million for 2026, $162 million for 2027, and $1,515 million thereafter.
Letters of Credit—At June 30, 2023, we had outstanding letters of credit and bank guarantees of $109 million, of which $70 million were letters of credit, of which $50 million is related to the sale of Hawkins Point as discussed below, and $39 million were bank guarantees. Amounts for performance bonds were not material.
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

Hawkins Point Plant.  Residual waste mud, known as Batch Attack Mud, and a spent sulfuric waste stream were deposited in an onsite repository (the “Batch Attack Lagoon”) at a former TiO2 manufacturing site, Hawkins Point Plant in Baltimore, Maryland, operated by Cristal USA, Inc. from 1954 until 2011. We assumed responsibility for remediation of the Hawkins Point Plant when we acquired the TiO2 business of Cristal in April 2019. On December 21, 2022, we sold the Hawkins Point Plant to the Maryland Port Administration ("MPA"), a state agency controlled by the Maryland Department of Transportation. Pursuant to the terms of the transaction, MPA became the lead party in developing and implementing appropriate measures to address, treat, control, and mitigate the environmental conditions at the property under the regulatory oversight of the Maryland Department of the Environment ("MPE"). Under MPA ownership, the Hawkins Point Plant will be utilized for storage and beneficial reuse of dredged material from the Port of Baltimore. In exchange for transferring ownership of the site to MPA, Tronox has agreed to make scheduled, annual payments to MPA which together with scheduled, annual contributions from MPA will be used to remediate the property. The sale of the property to MPA did not have a material impact to the Consolidated Statement of Operations. As of June 30, 2023, we have a provision of $42 million included in "Environmental liabilities" in our Condensed Consolidated Balance Sheet for the Hawkins Point Plant consistent with the accounting policy described above.
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
UK Health and Safety Matter. In April 2023, we received a summons from the UK Health and Safety Executive (HSE) alleging non-compliance with UK health and safety legislation at the Stallingborough pigment plant resulting from an incident involving a contractor in August 2021. We also received notice that HSE is investigating another incident which occurred in August 2022 at the same plant involving an employee. With regard to the summons, in June 2023, Tronox Pigment UK Limited, the entity which owns the Stallingborough plant, pled guilty to the allegation. The sentencing hearing to determine monetary penalties is scheduled to occur in September 2023. We do not believe this matter will have a material adverse effect on our business, financial condition and results of operations. With regard to the notice of investigation into the second incident, the timing for an enforcement action, if any, is uncertain but based on our current understanding we also do not believe this matter will have a material adverse effect on our business, financial condition and results of operations.

Venator Materials plc v. Tronox Limited.  In May 2019, Venator Materials plc (“Venator”) filed an action in the Superior Court of the State of Delaware alleging among other things that we owed Venator a $75 million “Break Fee” pursuant to the terms of a preliminary agreement dated July 14, 2018 (the “Exclusivity Agreement”). The Exclusivity Agreement required, among other things, Tronox and Venator to use their respective best efforts to negotiate a definitive agreement to sell the entirety of the National Titanium Dioxide Company Limited’s (“Cristal’s”) North American operations to Venator if a divestiture of all or a substantial part of these operations were required to secure the approval of the Federal Trade Commission for us to complete our acquisition of Cristal’s TiO2 business. In June 2019, we denied Venator's claims and counterclaimed against Venator seeking to recover $400 million in damages from Venator that we suffered as a result of Venator’s breaches of the Exclusivity Agreement. Specifically, we alleged, among other things, that Venator’s failure to use best efforts constituted a material breach of the Exclusivity Agreement and directly resulted in and caused us to sell Cristal’s North American operations to an alternative buyer for $701 million, $400 million less than the price Venator had agreed to in the Exclusivity Agreement. On April 6, 2022, the Judge presiding over the case in the Superior Court of the State of Delaware delivered a directed verdict in favor of Venator without allowing the jury to deliberate. The Company determined not to appeal the Judge's verdict, and as such, on April 18, 2022, the Company and Venator entered into a settlement agreement whereby the Company paid $85 million, inclusive of interest, on April 25, 2022. As a result, we recorded the charge within "Venator settlement" on the unaudited Condensed Consolidated Statement of Operations for the six months ended June 30, 2022.

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
16.    Accumulated Other Comprehensive Loss Attributable to Tronox Holdings plc and Other Equity Items
The tables below present changes in accumulated other comprehensive loss by component for the three months ended June 30, 2023 and 2022.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, April 1, 2023	$(725)	$(77)	$17	$(785)
Other comprehensive (loss) income	(33)	(1)	9	(25)
Amounts reclassified from accumulated other comprehensive loss	—	—	1	1
Balance, June 30, 2023	$(758)	$(78)	$27	$(809)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, April 1, 2022	$(566)	$(99)	$28	$(637)
Other comprehensive loss	(118)	—	(6)	(124)
Amounts reclassified from accumulated other comprehensive loss	—	—	(11)	(11)
Balance, June 30, 2022	$(684)	$(99)	$11	$(772)
The tables below present changes in accumulated other comprehensive loss by component for the six months ended June 30, 2023 and 2022.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, January 1, 2023	$(710)	$(78)	$20	$(768)
Other comprehensive (loss) income	(48)	—	3	(45)
Amounts reclassified from accumulated other comprehensive loss	—	—	4	4
Balance, June 30, 2023	$(758)	$(78)	$27	$(809)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, January 1, 2022	$(628)	$(100)	$(10)	$(738)
Other comprehensive (loss) income	(56)	—	43	(13)
Amounts reclassified from accumulated other comprehensive loss	—	1	(22)	(21)
Balance, June 30, 2022	$(684)	$(99)	$11	$(772)
Repurchase of Common Stock
On November 9, 2021, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's stock through February 2024. During the three and six months ended June 30, 2023, we made no repurchases of the Company's stock. Under the authorization from our Board of Directors, we have approximately $251 million available for additional repurchases through February 2024.

17.    Share-Based Compensation
Restricted Share Units (“RSUs”)
2023 Grant - During the six months ended June 30, 2023, the Company granted both time-based and performance-based awards to certain members of management. A total of 870,403 of time-based awards were granted to management which will vest ratably over a three-year period ending March 5, 2026. A total of 90,088 of time-based awards were granted to non-employee members of the Board which will vest in May 2024. A total of 870,404 of performance-based awards were granted, of which 435,202 of the awards vest based on a relative Total Shareholder Return ("TSR") calculation and 435,202 of the awards vest based on certain performance metrics of the Company. The non-TSR performance-based awards vest on March 5, 2026 based on the actual 2025 annual return on invested capital (ROIC). Similar to the Company's historical TSR awards granted in prior years, the TSR awards vest based on the Company's three-year TSR versus the peer group performance levels. Given these terms, the TSR metric is considered a market condition for which we used a Monte Carlo simulation to determine the weighted average grant date fair value of $22.43. The following weighted average assumptions were utilized to value the TSR grants:

2023
Dividend yield	—%
Expected historical volatility	67.1%
Risk free interest rate	4.47%
Expected life (in years)	3
The unrecognized compensation cost associated with all unvested awards at June 30, 2023 was $41 million, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of approximately 2.1 years.
During the three months ended June 30, 2023 and 2022, we recorded $5 million and $7 million, respectively, of stock compensation expense. During the six months ended June 30, 2023 and 2022, we recorded $11 million and $14 million of stock compensation expense, respectively.

18.    Pension and Other Postretirement Healthcare Benefits
The components of net periodic cost associated with our U.S. and foreign pension plans recognized in the unaudited Condensed Consolidated Statements of Operations were as follows:

	Pensions		Pensions
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net periodic cost:
Service cost	$1	$1	$2	$2
Interest cost	4	4	8	7
Expected return on plan assets	(5)	(6)	(10)	(12)
Net amortization of actuarial loss and prior service credit	—	1	—	2
Total net periodic cost	$—	$—	$—	$(1)
The components of net periodic cost associated with our postretirement healthcare plans recognized in the unaudited Condensed Consolidated Statements of Operations were as follows:

	Other Postretirement Benefit Plans		Other Postretirement Benefit Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net periodic cost:
Service cost	$—	$—	$—	$—
Interest cost	—	1	1	1
Expected return on plan assets	—	—	—	—
Net amortization of actuarial loss and prior service credit	—	—	—	—
Total net periodic cost	$—	$1	$1	$1
During the six months ended June 30, 2023, the Company made contributions to its pension plans of $2 million. The Company expects to make approximately $6 million of pension contributions for the remainder of 2023.
For the three months ended June 30, 2023 and 2022, we contributed $2 million and $1 million, respectively, to the Netherlands Multiemployer Plan, which was primarily recognized in “Cost of goods sold” in the unaudited Condensed Consolidated Statement of Operations. For the six months ended June 30, 2023 and 2022, we contributed $3 million and $2 million, respectively, to the Netherlands Multiemployer Plan, which was primarily recognized in “Cost of goods sold” in the unaudited Condensed Consolidated Statement of Operations.
19.    Related Parties
Tasnee / Cristal
At June 30, 2023, Cristal International Holdings B.V. (formerly known as Cristal Inorganic Chemical Netherlands Cooperatief W.A.), a wholly-owned subsidiary of Tasnee, continues to own 37,580,000 shares of Tronox, or a 24% ownership interest.
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

Likewise, AMIC may require us to acquire the Slagger on the same terms if the Option Criteria are satisfied. Furthermore, pursuant to the Option Agreement and during its term, we agreed to lend AMIC and, upon the creation of the SPV, the SPV, up to $125 million for capital expenditures and operational expenses intended to facilitate the start-up of the Slagger (the “Tronox Loans”). At both June 30, 2023 and December 31, 2022, we have lent AMIC the Tronox Loans maximum amount of $125 million, which, together with related interest of $15 million and $13 million, respectively, is recorded within “Other long-term assets” on the unaudited Condensed Consolidated Balance Sheet. For the three months ended June 30, 2023 and June 30, 2022, Tronox recorded $36 million and $14 million, respectively, for purchases of feedstock material produced by the Slagger. For the six months ended June 30, 2023 and June 30, 2022, the corresponding Slagger feedstock purchases were $79 million and $23 million, respectively. Such purchases are subsequently recorded in "Cost of goods sold" on the unaudited Condensed Consolidated Statement of Operations. At June 30, 2023 and December 31, 2022, amounts due related to Slagger feedstock purchases were $41 million and $14 million, respectively, which are recorded within “Accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet.
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
On May 10, 2023, AMIC and Tronox further amended the Option Agreement (the “Second Amendment”). In the Second Amendment the parties acknowledged that the Option expired on May 10, 2023 without being exercised but agreed to continue negotiating until September 30, 2023 as to whether, and under what circumstances, Tronox may acquire the Slagger. In addition, the parties agreed that until September 30, 2023 all chloride slag produced by the Slagger will be delivered to Tronox as repayment in-kind of the Tronox Loans at a price based on a widely published index for feedstock less a nominal discount as set forth in the Second Amendment. The first shipment of chloride slag from AMIC to reduce the loan balance is expected prior to September 30, 2023. Full repayment of the Tronox Loans is required by January 2025 in either cash or in-kind through chloride slag deliveries. The parties additionally agreed to extend the term of the Technical Services Agreement until the earlier of September 30, 2023 or termination of the Option Agreement to enable Tronox's continued support to AMIC regarding the Jazan smelter complex. During July 2023, we also entered into an agreement with AMIC to act as their sales agent with regard to sales of slag fines to customers outside of the Kingdom of Saudi Arabia for an agreed upon commission fee to be paid.
Under the terms of the Technical Services Agreement, which we originally entered into with AMIC on March 15, 2018 and subsequently amended on May 13, 2020 and May 10, 2023, we provide project management support services for the Slagger. Under this amended arrangement, AMIC and its consultants are still responsible for engineering and construction of the Slagger while we provide technical advice and project management services including supervision and management of third party consultants intended to satisfy the Option Criteria. As compensation for these services, Tronox receives a management fee, which is subject to certain success incentives if and when the Slagger achieves the Option Criteria. Tronox recorded management fees of $2 million in "Other income, net" within the unaudited Condensed Consolidated Statement of Operations for both the three months ended June 30, 2023 and June 30, 2022. For both the six months ended June 30, 2023 and June 30, 2022, corresponding management fees were $4 million. Tronox recorded remaining technical support fees received under the Technical Services Agreement for both the three months ended June 30, 2023 and June 30, 2022 of $1 million. Such fees are recorded in "Selling, general and administrative expenses" on the unaudited Consolidated Statement of Operations. Corresponding amounts for the six months ended both June 30, 2023 and June 30, 2022 were $1 million. At June 30, 2023 and December 31, 2022, Tronox had a receivable due from AMIC related to the management fee and other technical support fees of $4 million and $2 million, respectively, that is recorded within “Prepaid and other assets” on the unaudited Condensed Consolidated Balance Sheet.
At both June 30, 2023 and December 31, 2022, Tronox had a receivable due from Tasnee of $2 million which related primarily to pre-acquisition period tax matters in process with certain tax authorities which are reimbursable from Tasnee. This amount was recorded within “Other long-term assets” on the unaudited Condensed Consolidated Balance Sheet at June 30, 2023.
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

On December 17, 2020 we completed the MGT transaction. Repayment of the $36 million note payable is based on a fixed U.S. dollar amount per metric ton quantity of MGT delivered by us to ATTM over time and therefore the ultimate maturity date is variable in nature. If ATTM fails to purchase MGT from us under certain contractually agreed upon conditions, then at our election we may terminate the MGT supply agreement with ATTM and we will no longer owe any amount under the loan agreement with Cristal. We currently estimate the ultimate maturity to be between approximately five and six years, subject to actual future MGT production levels. The interest rate on the note payable is based on the SAIBOR plus a premium. At June 30, 2023 and December 31, 2022, the outstanding balance of the note payable was $28 million and $30 million, respectively, of which $7 million and $7 million, respectively, was expected to be paid within the next twelve months. The note payable is recorded within "Long-term debt, net" and "Long-term debt due within one year" on the Consolidated Balance Sheet. During both the three months ended June 30, 2023 and June 30, 2022, Tronox recorded interest expense of $1 million related to the MGT Loan, which is recorded in "Interest expense" on the Consolidated Statement of Operations. Corresponding amounts for both the six months ending both June 30, 2023 and June 30, 2022 were $1 million. During the three months ended June 30, 2023 and June 30, 2022, Tronox recorded $2 million and $1 million, respectively, for MGT Loan repayments to Cristal which are recorded within "Net sales" on the unaudited Condensed Consolidated Statement of Operation. Corresponding MGT Loan repayments for the six months ending June 30, 2023 and June 30, 2022 were $3 million and $1 million, respectively.

As a result of these transactions that we entered into related to the MGT assets, Tronox recorded $1 million and $1 million for purchase of chlorine gas from ATTM for the three months ended June 30, 2023 and June 30, 2022, respectively, and such amounts are subsequently recorded in "Cost of goods sold" on the unaudited Condensed Consolidated Statement of Operations. Corresponding amounts purchased for both the six months ending June 30, 2023 and June 30, 2022 were $2 million. The amount due to ATTM at both June 30, 2023 and December 31, 2022, for the purchase of chlorine gas was $1 million, which is recorded within “Accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet. During the three months ended June 30, 2023 and June 30, 2022, Tronox recorded $12 million and $5 million, respectively, for MGT sales made to ATTM. Corresponding amounts for the six months ended June 30, 2023 and June 30, 2022 were $23 million and $11 million, respectively. The MGT sales are recorded in “Net sales” on the unaudited Condensed Consolidated Statement of Operations. At June 30, 2023 and December 31, 2022, Tronox had a receivable from ATTM of $12 million and $6 million, respectively, from MGT sales that is recorded within “Prepaid and other assets” on the unaudited Condensed Consolidated Balance Sheet.

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
Business Environment
The following discussion includes trends and factors that may affect future operating results:
Second quarter revenue decreased 16% compared to the prior year, driven by lower sales volumes of TiO2 and Zircon as well as lower pig iron prices partially offset by higher average selling prices of TiO2 and Zircon as well as higher pig iron volumes. For the second quarter of 2023 as compared to the second quarter of 2022, TiO2 volumes declined 22% across all regions while TiO2 average selling prices increased 1% and exchange rates had a 1% favorable impact. Zircon volumes declined 21% partially offset by a 7% increase in average selling prices. Revenue from other products increased 35% from the second quarter of 2022 to the second quarter of 2023 primarily due to both higher pig iron sales volumes and higher revenue from rare earths elements partially offset by lower average selling prices of pig iron. Gross profit decreased for the second quarter of 2023 as compared to the second quarter of 2022 due to the unfavorable impact of sales volumes and product mix as well as higher production costs and commodity costs. These unfavorable impacts were partially offset by an increase in average selling prices of TiO2 and Zircon and favorable impacts of foreign currency on costs.
Sequentially, revenue increased 12% in the second quarter of 2023 compared to the first quarter of 2023 primarily due to higher sales volumes of TiO2, Zircon and pig iron. TiO2 volumes increased 9% partially offset by lower average selling prices of 1% with a favorable 1% impact from exchange rates in the second quarter of 2023 as compared to the first quarter of 2023. Revenue from Zircon increased 32% sequentially driven by an increase of 33% in sales volumes partially offset by a 1% decrease in average selling prices. Other product revenues increased 16% from the first quarter of 2023 to the second quarter of 2023 mainly due to higher pig iron sales volumes and higher revenue from rare earths elements partially offset by lower average selling prices of pig iron. Gross profit increased from the first quarter of 2023 to the second quarter of 2023 primarily due to higher sales volumes of TiO2, Zircon and pig iron as well lower freight costs and lower inventory cost of market adjustments. These amounts were partially offset by higher cost tons sold in certain regions in the current quarter which were produced in the prior year.
As of June 30, 2023, our total available liquidity was $447 million, including $167 million in cash and cash equivalents and $280 million available under revolving credit agreements. As of June 30, 2023, our total debt was $2.7 billion and net debt to trailing-twelve month Adjusted EBITDA was 3.8x with approximately 67% of our interest rates fixed through 2028. The Company has no financial covenants on its term loan or bonds and only one springing financial covenant on its Cash Flow Revolver, which we do not expect to be triggered based on our current scenario planning. Refer to Note 11 of notes to condensed consolidated financial statements for further details.

Condensed Consolidated Results of Operations
Three Months Ended June 30, 2023 compared to the Three Months Ended June 30, 2022

	Three Months Ended June 30,
	2023	2022	Variance
Net sales	$794	$945	$(151)
Cost of goods sold	637	682	(45)
Gross profit	157	263	(106)
Gross Margin	19.8%	27.8%	(8.0) pts

Selling, general and administrative expenses	73	73	—
Venator settlement	—	—	—
Income from operations	84	190	(106)
Interest expense	(38)	(28)	(10)
Interest income	3	2	1
Loss on extinguishment of debt	—	(20)	20
Other income, net	4	8	(4)
Income before income taxes	53	152	(99)
Income tax (provision) benefit	(322)	223	(545)
Net (loss) income	$(269)	$375	$(644)

Effective tax rate	608%	(147)%

EBITDA (1)	$156	$245	$(89)
Adjusted EBITDA (1)	$168	$275	$(107)
Adjusted EBITDA as % of Net Sales	21.2%	29.1%	(7.9) pts
_______________
(1)EBITDA and Adjusted EBITDA are Non-U.S. GAAP financial measures. Please refer to the “Non-U.S. GAAP Financial Measures” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of these measures and a reconciliation of these measures to Net income from operations.
Net sales of $794 million for the three months ended June 30, 2023 decreased by 16%, compared to $945 million for the same period in 2022. The decrease is primarily due to lower sales volumes of TiO2 and Zircon.

Net sales by type of product for the three months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,
	2023	2022	Variance	Percentage
TiO2	$611	$769	$(158)	(21)%
Zircon	95	111	(16)	(14)%
Other products	88	65	23	35%
Total net sales	$794	$945	$(151)	(16)%
For the three months ended June 30, 2023, TiO2 revenue was lower by 21% or $158 million compared to the prior year quarter primarily due to a decrease of $168 million in sales volumes offset by $6 million increase in average selling prices. Foreign currency positively impacted TiO2 revenue by $4 million primarily due to the strengthening of the Euro. Zircon revenue decreased $16 million primarily due to a 21% decrease in sales volumes partially offset by a 7% increase in average selling prices. Other products revenues increased $23 million from the year-ago quarter primarily due to a increase in sales volumes of both pig iron and rare earths elements.
Gross profit of $157 million was 19.8% of net sales compared to 27.8% of net sales in the year-ago quarter. The decrease in gross margin is primarily due to:
•the net unfavorable impact of 9 points due to product mix and higher production and commodity costs,
•the unfavorable impact of 3 points due to increased cost structures and idle facility charges, partially offset by
•the net favorable impact of 4 points due to changes in foreign exchange rates, primarily as a result of the South African Rand and Australian dollar.

Selling, general and administrative expenses remained consistent during the three months ended June 30, 2023 as higher employee costs of $3 million was partially offset by a decrease of $1 million in travel and entertainment expenses and the remaining net decrease was driven by individually immaterial amounts.

Income from operations for the three months ended June 30, 2023 was $84 million compared to $190 million in the prior year period. The decrease of $106 million was primarily due to the lower sales volumes of TiO2 and Zircon as well as higher production costs and unfavorable product mix partially offset by higher TiO2 and Zircon selling prices as discussed above.
Adjusted EBITDA as a percentage of net sales was 21.2% for the three months ended June 30, 2023 as compared to 29.1% from the prior year primarily due to the lower gross margin as a result of higher production costs and unfavorable product mix partially offset by improved pricing as discussed above.
Interest expense for the three months ended June 30, 2023 increased by $10 million compared to the same period of 2022 primarily due to the increase in the effective interest rates on our long-term debt facilities and higher average outstanding debt balances on our short-term debt facilities period over period.
Other income, net for the three months ended June 30, 2023 primarily consisted of approximately $6 million of net realized and unrealized foreign currency gains and approximately $2 million associated with the monthly technical service fee relating to the Jazan slagger we receive from AMIC partially offset by other individually immaterial amounts totaling approximately $4 million.
We have established a full valuation allowance related to the total net deferred tax assets in Australia, and we continue to maintain full valuation allowances related to the total net deferred tax assets in Switzerland and the United Kingdom.  The provisions for income taxes associated with these jurisdictions include no tax benefits with respect to losses incurred and tax expense only to the extent of current tax payments. Additionally, we have valuation allowances against other specific tax assets.

The effective tax rate was 608% and (147)% for the three months ended June 30, 2023 and 2022, respectively. The effective tax rates for the three months ended June 30, 2023 and 2022 are impacted by a variety of factors including income and losses in jurisdictions with valuation allowances, disallowable expenditures, prior year accruals, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate. The effective tax rate for the three months ended June 30, 2023 was significantly impacted by the $293 million deferred tax expense from the recording of additional valuation allowance in Australia. Refer to Note 3 for additional information relating to these valuation allowance movements.

Six Months Ended June 30, 2023 compared to the Six Months Ended June 30, 2022

	Six Months Ended June 30,
	2023	2022	Variance
Net sales	$1,502	$1,910	$(408)
Cost of goods sold	1,212	1,415	(203)
Gross profit	290	495	(205)
Gross Margin	19.3%	25.9%	(6.6) pt

Selling, general and administrative expenses	144	151	(7)
Venator settlement	—	85	(85)
Income from operations	146	259	(113)
Interest expense	(71)	(60)	11
Interest income	6	4	2
Loss on extinguishment of debt	—	(21)	(21)
Other income, net	6	4	2
Income before income taxes	87	186	(99)
Income tax (provision) benefit	(331)	205	536
Net (loss) income	$(244)	$391	$(635)

Effective tax rate	380%	(110)%

EBITDA (1)	$291	$377	$(86)
Adjusted EBITDA (1)	$314	$515	$(201)
Adjusted EBITDA as % of Net Sales	20.9%	27.0%	(6.1) pt
_______________
(1)EBITDA and Adjusted EBITDA are Non-U.S. GAAP financial measures. Please refer to the “Non-U.S. GAAP Financial Measures” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of these measures and a reconciliation of these measures to Net income from operations.
Net sales of $1,502 million for the six months ended June 30, 2023 decreased by 21% compared to $1,910 million for the same period in 2022. The decrease is primarily due to decreases in sales volumes of both TiO2 and Zircon.
Net sales by type of product for the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended June 30,
	2023	2022	Variance	Percentage
TiO2	$1,171	$1,542	$(371)	(24)%
Zircon	167	219	(52)	(24)%
Other products	164	149	15	10%
Total net sales	$1,502	$1,910	$(408)	(21)%
For the six months ended June 30, 2023, TiO2 revenue was lower by 24% or $371 million compared to the prior year period. TiO2 revenue decreased primarily due to a $398 million decrease in sales volumes partially offset by a $33 million increase in average selling prices. Foreign currency negatively impacted TiO2 revenue by $6 million due to the weakening of the Euro. Zircon revenues decreased $52 million primarily due to a 33% decrease in sales volumes partially offset by a 9% increase in average selling prices. Other products revenues increased $15 million primarily due to higher sales volumes of both pig iron and rare earths elements partially offset by a decrease in pig iron prices.
Gross margin of $290 million was 19.3% of net sales compared to 25.9% of net sales in the year-ago period. The decrease in gross margin is primarily due to:
•the net unfavorable impact of 9 points due to product mix and higher production and commodity costs,
•the unfavorable impact of 3 points due to increased cost structures and idle facility charges, partially offset by
•the net favorable impact of 4 points due to changes in foreign exchange rates, primarily due to the South African Rand and Australian dollar, and
•the favorable impact of 1 point primarily due to an increase in TiO2 and Zircon selling prices.

Selling, general and administrative expenses decreased by $7 million or 5% during the six months ended June 30, 2023 compared to the same period of the prior year primarily driven by a $2 million decrease in employee costs and lower travel and entertainment expenses of $2 million. The remaining net decrease was driven by individually immaterial amounts.
Income from operations for the six months ended June 30, 2023 was $146 million compared to income from operations of $259 million in the prior year period. The decrease of $113 million was primarily due to the Venator settlement of $85 million in the prior year period, lower sales volumes of TiO2 and Zircon as well as the higher production costs and unfavorable product mix partially offset by higher TiO2 and Zircon selling prices and lower SG&A expenses as discussed above.
Adjusted EBITDA as a percentage of net sales was 20.9% for the six months ended June 30, 2023, a decrease of 6.1 point from 27.0% in the prior year. The lower gross margin and lower SG&A expenses as discussed above were the primary drivers of the year-over-year decrease in Adjusted EBITDA percentage.
Interest expense for the six months ended June 30, 2023 increased by $11 million compared to the same period of 2022 primarily due to the increase in the effective interest rates on our long-term debt facilities and higher average outstanding debt balances on our short-term debt facilities period over period.
Other income, net for the six months ended June 30, 2023 primarily consisted of approximately $6 million of net realized and unrealized foreign currency gains and approximately $4 million associated with the monthly technical service fee relating to the Jazan slagger we receive from AMIC partially offset by individually immaterial amounts totaling $4 million.
We have established a full valuation allowance related to the total net deferred tax assets in Australia, and we continue to maintain full valuation allowances related to the total net deferred tax assets in Switzerland and the United Kingdom. The provisions for income taxes associated with these jurisdictions include no tax benefits with respect to losses incurred and tax expense only to the extent of current tax payments. Additionally, we have valuation allowances against other specific tax assets.

The effective tax rate was 380% and (110)% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rates for the six months ended June 30, 2023 and 2022 are impacted by a variety of factors including income and losses in jurisdictions with valuation allowances, disallowable expenditures, prior year accruals, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate. The effective tax rate for the six months ended June 30, 2023 was significantly impacted by the $293 million deferred tax expense from the recording of additional valuation allowance in Australia. Refer to Note 3 for additional information relating to these valuation allowance movements.
Other Comprehensive (Loss) Income
Other comprehensive loss was $21 million in the three months ended June 30, 2023 as compared to other comprehensive loss of $140 million in the three months ended June 30, 2022. The change is primarily due to the unfavorable foreign currency translation adjustments of $30 million in the three months ended June 30, 2023 as compared to unfavorable foreign currency translation adjustments of $123 million in the prior year period. In addition, we recognized a net gain on derivative instruments of $10 million in the three months ended June 30, 2023 as compared to a net loss on derivative instruments of $17 million in the prior year period.
Other comprehensive loss was $36 million in the six months ended June 30, 2023 as compared to other comprehensive loss of $31 million in the six months ended June 30, 2022. The change is primarily due to the unfavorable foreign currency translation adjustments of $43 million in the six months ended June 30, 2023 as compared to the unfavorable foreign currency translation adjustments of $53 million in the prior year period. In addition, we recognized a net gain on derivative instruments of $7 million in the six months ended June 30, 2023 as compared to a net gain on derivative instruments of $21 million in the prior year period.
Liquidity and Capital Resources
The following table presents our liquidity as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(Millions of U.S. dollars)
Cash and cash equivalents	$167	$164
Available under the Cash Flow Revolver	223	300
Available under the Standard Credit Facility	19	59
Available under the Emirates Revolver	19	60
Available under the SABB Facility	13	19
Available under the Bank Itau Facility	$6	$6
Total	$447	$608
Historically, we have funded our operations and met our commitments through cash generated by operations, issuance of unsecured notes, bank financings and borrowings under lines of credit. In the next twelve months, we expect that our operations will provide sufficient cash for our operating expenses, capital expenditures, interest payments and debt repayments, however, if necessary, we have the ability to borrow under our short-term credit facilities (see Note 11 of notes to consolidated financial statements). This is predicated on our achieving our forecast which could be negatively impacted by items outside of our control, including, among other things, macroeconomic conditions, inflationary pressures, political instability including the ongoing Russia and Ukraine conflict and any expansion of such conflict, and supply chain disruptions. If negative events occur in the future, we may need to reduce our capital spend, cut back on operating costs and other items within our control to maintain adequate liquidity.
In July 2023, the Company repaid $10 million on its Cash Flow Revolver.
Working capital (calculated as current assets less current liabilities) was $1.1 billion at both June 30, 2023 and December 31, 2022.
As of June 30, 2023, the non-guarantor subsidiaries of our Senior Notes due 2029 represented approximately 21% of our total consolidated liabilities and approximately 39% of our total consolidated assets. For both the three and six months ended

June 30, 2023, the non-guarantor subsidiaries of our Senior Notes due 2029 represented approximately 43% of our total consolidated net sales. For the three and six months ended June 30, 2023, the non-guarantor subsidiaries of our Senior Notes due 2029 represented approximately 54% and 56%, respectively, of our consolidated EBITDA (as such term is defined in the 2029 Indenture). In addition, as of June 30, 2023, our non-guarantor subsidiaries had $821 million of total consolidated liabilities (including trade payables but excluding intercompany liabilities), all of which would have been structurally senior to the 2029 Notes. See Note 11 of notes to unaudited condensed consolidated financial statements.
At June 30, 2023, we had outstanding letters of credit and bank guarantees of $109 million. See Note 15 of notes to unaudited condensed consolidated financial statements.
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
During the three months ended June 30, 2023, our credit rating with both Moody’s and Standard & Pooer's remained unchanged at Ba3 stable outlook and B positive outlook, respectively. See Note 11 of notes to unaudited condensed consolidated financial statements.
Cash and Cash Equivalents
We consider all investments with original maturities of three months or less to be cash equivalents. As of June 30, 2023, our cash and cash equivalents were invested in money market funds and we also receive earnings credits for some balances left in our bank operating accounts. We maintain cash and cash equivalents in bank deposit and money market accounts that may exceed federally insured limits. The financial institutions where our cash and cash equivalents are held are highly rated and geographically dispersed, and we have a policy to limit the amount of credit exposure with any one institution. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk.
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
Repatriation of Cash
At June 30, 2023, we held $167 million in cash and cash equivalents in these respective jurisdictions: $26 million in Europe, $25 million in the United States, $41 million in Australia, $20 million in Brazil, $34 million in South Africa, $11 million in Saudi Arabia, and $10 million in China. Our credit facilities limit transfers of funds from subsidiaries in the United States to certain foreign subsidiaries.
At June 30, 2023, Tronox Holdings plc had foreign subsidiaries with undistributed earnings. Although we would not be subject to income tax on these earnings, we have asserted that amounts in specific jurisdictions are indefinitely reinvested outside of the parent's taxing jurisdictions. These amounts could be subject to withholding tax if distributed, but the Company has made no provision for tax related to these undistributed earnings. The Company has removed its assertion that earnings in China are indefinitely reinvested, and the withholding tax accruals for potential repatriations from that jurisdiction are now reflected in the effective tax rate.
Stock Repurchases
On November 9, 2021, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's stock through February 2024. During the three and six months ended June 30, 2023, we made no repurchases of the Company's stock. Under the authorization from our Board of Directors, we have approximately $251 million available for additional repurchases through February 2024.

Debt Obligations
At of June 30, 2023, we had an aggregate amount of approximately $203 million of outstanding principal balance on several of our short-term debt facilities for general corporate purposes. Refer to Note 11 for further details.
At June 30, 2023 and December 31, 2022, our long-term debt, net of unamortized discount and debt issuance costs was $2.5 billion and $2.5 billion, respectively. At June 30, 2023 and December 31, 2022, our net debt (the excess of our debt over cash and cash equivalents) was $2.5 billion and $2.4 billion, respectively. See Note 11 of notes to unaudited condensed consolidated financial statements.
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
In June 2023, the Company entered into an additional amendment (the “Second Amendment”) to further include receivables generated by our wholly-owned European operating subsidiaries Tronox Pigment Holland BV and Tronox Pigment UK Limited. Neither the facility limit nor the program term were changed as result of the Second Amendment, and remain at $200 million and November 2025, respectively.
See “Note 5 – Accounts Receivable Securitization Program” in notes to unaudited condensed consolidated financial statements for further details regarding this off-balance sheet program.
Cash Flows
The following table presents cash flow for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(Millions of U.S. dollars)
Cash provided by operating activities	$57	$221
Cash used in investing activities	(145)	(201)
Cash provided by (used in) financing activities	92	(143)
Effects of exchange rate changes on cash and cash equivalents	(1)	5
Net increase (decrease) in cash and cash equivalents	$3	$(118)
Cash Flows provided by Operating Activities — Cash provided by operating activities of $57 million is primarily driven by $246 million of net loss adjusted for non-cash items offset by a net cash outflow of $189 million related to changes in assets and liabilities. The following table provides our net cash provided by operating activities for the six months ended June 30,

2023 and 2022:

	Six Months Ended June 30,
	2023	2022
	(Millions of U.S. dollars)
Net income	$(244)	$391
Adjustments for non-cash items	490	(44)
Income related cash generation	246	347
Net change in assets and liabilities	(189)	(126)
Cash provided by operating activities	$57	$221
Net cash from operating activities decreased by $164 million year-over-year from net cash provided by operations of $221 million in the prior year to net cash provided by operating activities of $57 million during the current year. This decrease was generated primarily due to a use of cash for working capital items of $170 million due to higher working capital needs including increased inventories including purchases of Jazan slag and lower accounts payable in the current year as compared to cash used from working capital items of $94 million in the prior year.
Cash Flows used in Investing Activities — Net cash used in investing activities for the six months ended June 30, 2023 was $145 million as compared to $201 million for the same period in 2022 primarily due to lower capital expenditures of $148 million during the current year as compared to $202 million in the prior year as the development of the Atlas Campaspe mine was completed in the three months ended June 30, 2023.
Cash Flows provided by (used in) Financing Activities —Net cash provided by financing activities during the six months ended June 30, 2023 was $92 million as compared to cash used in financing activities of $143 million for the six months ended June 30, 2022. The six months ended June 30, 2023 was primarily comprised of total draw downs offset by repayments of $151 million on several of our short-term debt facilities for general corporate purposes.The six months ended June 30, 2022 was primarily comprised of the early redemption of the 6.5% Senior Secured Notes due 2025 of $500 million and a related call premium paid of $18 million. These repayments were offset by net proceeds from the new 2022 Term Loan Facility of $396 million. We also drew down $85 million on our Cash Flow Revolver and subsequently repaid $15 million in the prior year period.
Additionally, in the prior year period, $41 million was used in the repurchase of the Company's stock as part of our previously announced share repurchase program and $41 million was used to pay dividends compared to the current year period whereby no shares were repurchased and $50 million was used to pay dividends.
Contractual Obligations
The following table sets forth information relating to our contractual obligations as of June 30, 2023:

	Contractual Obligation Payments Due by Year (3)(4)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of U.S. dollars)
Long-term debt, net and lease financing (including interest) (1)	$3,467	373	327	1,220	1,547
Purchase obligations (2)	2,410	331	324	381	1,374
Operating leases	232	32	45	32	123
Asset retirement obligations and environmental liabilities(5)	439	20	39	49	331
Total	$6,548	756	735	1,682	3,375
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
Non-U.S. GAAP Financial Measures
EBITDA, Adjusted EBITDA, Adjusted net income attributable to Tronox and Diluted adjusted net income per share attributable to Tronox, which are used by management to measure performance, are not presented in accordance with U.S. GAAP. We define EBITDA as net income excluding the impact of income taxes, interest expense, interest income and depreciation, depletion and amortization. We define Adjusted EBITDA as EBITDA excluding the impact of nonrecurring items such as restructuring charges, gain or loss on debt extinguishments, impairment charges, gains or losses on sale of assets, acquisition-related transaction costs and pension settlements and curtailment gains or losses. Adjusted EBITDA also excludes non-cash items such as share-based compensation costs, pension and postretirement costs, and realized and unrealized foreign currency remeasurement gains and losses. We define Adjusted net income attributable to Tronox as net (loss) income attributable to Tronox excluding the impact of nonrecurring items which are the Company believes are not indicative of its core operating results such as restructuring charges, gain or loss on debt extinguishments, impairment charges, gains or losses on sale of assets, acquisition-related transaction costs and pension settlements and curtailment gains or losses. We define Diluted adjusted net income per share attributable to Tronox as Diluted net (loss) income per share excluding the impact of nonrecurring items which are the Company believes are not indicative of its core operating results such as restructuring charges, gain or loss on debt extinguishments, impairment charges, gains or losses on sale of assets, acquisition-related transaction costs and pension settlements and curtailment gains or losses.
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

The following table reconciles net (loss) income to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Millions of U.S. dollars)
Net (loss) income (U.S. GAAP)	$(269)	$375	$(244)	$391
Interest expense	38	28	71	60
Interest income	(3)	(2)	(6)	(4)
Income tax provision (benefit)	322	(223)	331	(205)
Depreciation, depletion and amortization expense	68	67	139	135
EBITDA (non-U.S. GAAP)	156	245	291	377
Share-based compensation (a)	5	7	11	14
Venator settlement (b)	—	—	—	85
Loss on extinguishment of debt (c)	—	20	—	21
Foreign currency remeasurement (d)	(5)	(4)	(6)	4
Other items (e)	12	7	18	14
Adjusted EBITDA (non-U.S. GAAP)	$168	$275	$314	$515

(a) Represents non-cash share-based compensation. See Note 17 of notes to unaudited condensed consolidated financial statements.
(b) Represents breakage fee including interest associated with the Venator settlement which were recorded in "Venator settlement" in the unaudited Condensed Consolidated Statements of Operations.
(c) 2022 amount represents the loss in connection with the redemption of the 6.5% Senior Secured Notes and the issuance of a new term loan which closed in April 2022.
(d) Represents realized and unrealized gains and losses associated with foreign currency remeasurement related to third-party and intercompany receivables and liabilities denominated in a currency other than the functional currency of the entity holding them, which are included in “Other income, net” in the unaudited Condensed Consolidated Statements of Operations.
(e) Includes noncash pension and postretirement costs, asset retirement obligation remeasurements, asset write-offs, accretion expense and other items included in “Selling general and administrative expenses”, “Cost of goods sold” and “Other income, net” in the unaudited Condensed Consolidated Statements of Operations.
The following table reconciles Net (loss) income attributable to Tronox to Adjusted net income attributable to Tronox for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Millions of U.S. dollars)		(Millions of U.S. dollars)
Net (loss) income attributable to Tronox Holdings plc (U.S. GAAP)	$(269)	$375	$(246)	$391
Venator settlement (a)	—	—	—	85
Loss on extinguishment of debt (b)	—	20	—	21
Income tax expense - deferred tax assets (c)	—	(1)	—	(8)
Tax valuation allowance (d)	293	(262)	293	(262)
Other (e)	—	2	1	3
Adjusted net income attributable to Tronox Holdings plc (non-U.S. GAAP) (1)	$24	$134	$48	$230

Diluted (loss) net income per share (U.S. GAAP)	$(1.72)	$2.37	$(1.58)	$2.46

Venator settlement, per share	—	—	—	0.53
Loss on extinguishment of debt, per share	—	0.13	—	0.13
Income tax expense - deferred tax assets, per share	—	(0.01)	—	(0.05)
Tax valuation allowance, per share	1.87	(1.65)	1.87	(1.65)
Other, per share	—	0.01	0.01	0.02
Diluted adjusted net income per share attributable to Tronox Holdings plc (non-U.S. GAAP) (2)	$0.16	$0.84	$0.31	$1.44

Weighted average shares outstanding, diluted (in thousands)	157,159	158,448	157,059	158,996

(a) Represents the breakage fee including interest associated with the Venator settlement which were recorded in "Venator settlement" in the Consolidated Statements of Operations.
(b) 2022 amount represents the loss in connection with the redemption of the 6.5% Senior Secured Notes and the issuance of a new term loan which closed in April 2022.
(c) Represents a charge to tax expense for the impact on deferred tax assets from a change in tax rates in a foreign tax jurisdiction.
(d) Represents changes within the Company's Australian deferred tax assets' valuation allowance.
(e) Represents other activity not representative of the ongoing operations of the Company.

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
Credit Risk
Credit risk is the risk that a borrower or a counterparty will fail to meet their obligations. A significant portion of our liquidity is concentrated in trade accounts receivable that arise from sales of our products to customers. In the case of TiO2, the high level of industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. We have significant exposure to credit risk in industries that are affected by cyclical economic fluctuations. We perform ongoing credit evaluations of our customers from time to time, as deemed appropriate, to mitigate credit risk but generally do not require collateral. Our contracts typically enable us to tighten credit terms if we perceive additional credit risk; however, historic losses due to write offs of bad debt have been insignificant. In addition, due to our international operations, we are subject to potential trade restrictions and sovereign risk in certain countries in which we operate. We maintain allowances for potential credit losses based on specific customer review and current financial conditions. During the six months ended June 30, 2023 and 2022, our ten largest third-party customers represented 37% and 29%, respectively, of our consolidated net sales. During the six months ended June 30, 2023 and 2022, no single customer accounted for 10% of our consolidated net sales.
Interest Rate Risk
Interest rate risk arises from the possibility that changes in interest rates will impact our financial results. We are exposed to interest rate risk on our floating rate debt, the Term Loan Facility, the 2022 Term Loan Facility, Standard Bank Term Loan Facility, and Cash Flow Revolver, Standard Bank Revolver, Emirates Revolver and SABB Credit Facility balances. Using a sensitivity analysis as of June 30, 2023, a hypothetical 1% increase in interest rates would result in a net decrease to pre-tax income of approximately $6 million on an annualized basis. This is due to the fact that earnings on our floating rate financial assets of $19 million at June 30, 2023 would increase by the full 1%, offsetting the impact of a 1% increase in interest expense on our floating rate debt of approximately $644 million.
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
On May 17, 2023, the Company entered into an agreement with the counterparty bank to amend the remaining $250 million notional of the three original interest rate swap contracts of $750 million aggregate notional value. As a result of this amendment, the Company changed the rate indexed in the contract from LIBOR to SOFR, effective June 30, 2023 in anticipation of the Reference Rate Reform and to align the index rate in this contract to that in the Term Loan Facility, as described above. This amendment did not change the notional value and the expiration date of this contract, which is set to expire in September 2024. We completed a hedge effectiveness test as a result of this amendment and determined that this hedge instrument continues to be highly effective, enabling us to continue to apply hedge accounting over the remaining term of this hedge relationship.
As of June 30, 2023, the Company maintains a total of $950 million of interest rate swaps with the objective in using the interest-rate swap agreements to add stability to interest expense and to manage the Company's exposure to interest rate movements. These interest rate swaps have been designated as cash flow hedges and involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company's objectives in using the interest rate swap agreements are to add stability to interest expense and to manage its exposure to interest rate movements.
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
We periodically enter into foreign currency contracts used to hedge non-functional currency sales for our South African subsidiaries and forecasted non-functional currency cost of goods sold for our Australian subsidiaries. These foreign currency contracts are designated as cash flow hedges. Changes to the fair value of these foreign currency contracts are recorded as a component of other comprehensive (loss) income to the extent such contracts are effective, and are recognized in net sales or costs of goods sold in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. As of June 30, 2023, we had no outstanding amounts to reduce the exposure of our Australian subsidiaries’ cost of sales to fluctuations in currency rates or to reduce the exposure of our South African subsidiaries' third party sales to fluctuations in currency rates. During the six months ended June 30, 2023, the unrealized loss of $4 million recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet was fully recognized in earnings. Refer to Note 12 in notes to unaudited condensed consolidated financial statements.

From time to time, we enter into foreign currency contracts for the South African Rand, Australian Dollar, Euro, Pound Sterling, and Saudi Riyal to reduce exposure of our subsidiaries’ balance sheet accounts not denominated in our subsidiaries’ functional currency to fluctuations in foreign currency exchange rates. Historically, we have used forward contracts to reduce the exposure.  For accounting purposes, these foreign currency contracts are not considered hedges. The change in fair value associated with these contracts is recorded in “Other expense, net” within the unaudited Condensed Consolidated Statement of Operations and partially offsets the change in value of third party and intercompany-related receivables not denominated in the functional currency of the subsidiary. At June 30, 2023, there was (i) 2.3 billion South African Rand (or approximately $122 million at June 30, 2023 exchange rate), (ii) 209 million Australian dollars (or approximately $139 million at the June 30, 2023 exchange rate), (iii) 26 million Pound Sterling (or approximately $33 million at the June 30, 2023 exchange rate), (iv) 30 million Euro (or approximately $33 million at the June 30, 2023 exchange rate), and (v) 69 million Saudi Riyal (or approximately $18 million at the June 30, 2023 exchange rate) of notional amounts of outstanding foreign currency contracts. At December 31, 2022, there was (i) 1.2 billion South African Rand (or approximately $64 million at the June 30, 2023 exchange rate), (ii) 197 million Australian dollars (or approximately $131 million at the June 30, 2023 exchange rate), (iii) 20 million Pound Sterling (or approximately $25 million at the June 30, 2023 exchange rate, and (iv) 44 million Euro (or approximately $48 million at the June 30, 2023 exchange rate) of notional amounts outstanding foreign currency contracts.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of Tronox’s management, including our co-CEOs and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”), as of June 30, 2023, the end of the period covered by this report. Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date. Tronox’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Tronox in the reports that it files or submits under the Exchange Act is accumulated and communicated to Tronox’s management, including Tronox’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date.
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

Other than as discussed above, during the quarter ended June 30, 2023, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table provides information with respect to purchases of our shares of common stock, $0.01 par value per share, during the three months ended June 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs (1)	Approximate Dollar Value That May Yet Be Purchased Under the Program (2)
				$250,536,235
April 1, 2023 through April 30, 2023	—	$—	—	$250,536,235
May 1, 2023 through May 31, 2023	—	$—	—	$250,536,235
June 1, 2023 through June 30, 2023	—	$—	—	$250,536,235
Totals	—	$—	—	$250,536,235
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

101
The following financial statements from Tronox Holdings plc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (furnished herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema Document. (furnished herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (furnished herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. (furnished herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. (furnished herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (furnished herewith)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2023, which has been formatted in Inline XBRL and contained in Exhibit 101.
_______________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:
July 27, 2023

TRONOX HOLDINGS PLC (Registrant)

By:	/s/ D. John Srivisal
Name:	D. John Srivisal
Title:	Senior Vice President, Chief Financial Officer

By:	/s/ Jonathan P. Flood
Name:	Jonathan P. Flood
Title:	Vice President, Controller and Principal Accounting Officer