Form 10-Q
period 2023-09-30
Tronox Holdings plc
filed 2023-10-26
CIK 1530804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

As of October 20, 2023, the Registrant had 156,793,755 ordinary shares outstanding.

Item 1.    Financial Statements (Unaudited)

Page No.

Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2023 and 2022	4
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the Three and Nine Months Ended September 30, 2023 and 2022	5
Unaudited Condensed Consolidated Balance Sheets at September 30, 2023 and December 31, 2022	6
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022	7
Unaudited Condensed Consolidated Statement of Shareholders’ Equity for the Three and Nine Months Ended September 30, 2023 and 2022	8
Notes to Unaudited Condensed Consolidated Financial Statements	10

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$662	$895	$2,164	$2,805
Cost of goods sold	568	663	1,780	2,078
Gross profit	94	232	384	727
Selling, general and administrative expenses	62	69	206	220
Venator settlement	—	—	—	85
Income from operations	32	163	178	422
Interest expense	(42)	(32)	(113)	(92)
Interest income	4	2	10	6
Loss on extinguishment of debt	—	—	—	(21)
Other income, net	—	8	6	12
(Loss) income before income taxes	(6)	141	81	327
Income tax (provision) benefit	(8)	(18)	(339)	187
Net (loss) income	(14)	123	(258)	514
Net income attributable to noncontrolling interest	—	2	2	2
Net (loss) income attributable to Tronox Holdings plc	$(14)	$121	$(260)	$512

(Loss) Earnings per share:
Basic	$(0.09)	$0.78	$(1.66)	$3.30
Diluted	$(0.09)	$0.77	$(1.66)	$3.23

Weighted average shares outstanding, basic (in thousands)	156,816	154,548	156,260	155,027
Weighted average shares outstanding, diluted (in thousands)	156,816	156,948	156,260	158,201
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(Millions of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(14)	$123	$(258)	$514
Other comprehensive income (loss):
Foreign currency translation adjustments	(27)	(122)	(70)	(175)
Pension and postretirement plans:
Amortization of unrecognized actuarial loss, (net of tax benefit of nil and less than $1 million in the three months ended September 30, 2023 and 2022, and net of tax benefit of nil and $1 million in the nine months ended September 30, 2023 and 2022, respectively)	—	1	—	2
Total pension and postretirement gain	—	1	—	2
Realized losses (gains) on derivatives reclassified from accumulated other comprehensive loss to the Condensed Consolidated Statement of Operations (net of tax benefit of less than $1 million and net tax expense of less than $1 million in the three months ended September 30, 2023 and 2022, respectively and net of tax benefit of $3 million and net of tax expense of $1 million in the nine months ended September 30, 2023 and 2022)	(1)	(1)	3	(23)
Unrealized gains on derivative financial instruments, (net of tax benefit of less than $1 million for the three months ended September 30, 2023 and a net of tax benefit of $1 million for the three months ended September 30, 2022, and a net tax benefit of $1 million for the nine months ended September 30, 2023 and a net tax expense of $3 million for the nine month ended September 30, 2022) - See Note 12	8	7	11	50

Other comprehensive loss	(20)	(115)	(56)	(146)

Total comprehensive (loss) income	(34)	8	(314)	368

Comprehensive (loss) income attributable to noncontrolling interest:
Net income	—	2	2	2
Foreign currency translation adjustments	(2)	(2)	3	1
Comprehensive (loss) income attributable to noncontrolling interest	(2)	—	5	3

Comprehensive (loss) income attributable to Tronox Holdings plc	$(32)	$8	$(319)	$365

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	September 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$246	$164
Accounts receivable (net of allowance for credit losses of $3 million and $4 million as of September 30, 2023 and December 31, 2022, respectively)	286	377
Inventories, net	1,422	1,278
Prepaid and other assets	175	135
Income taxes receivable	3	6
Total current assets	2,132	1,960
Noncurrent Assets
Property, plant and equipment, net	1,770	1,830
Mineral leaseholds, net	655	701
Intangible assets, net	245	250
Lease right of use assets, net	131	136
Deferred tax assets	923	1,233
Other long-term assets	184	196
Total assets	$6,040	$6,306

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$370	$486
Accrued liabilities	199	252
Short-term lease liabilities	20	20
Short-term debt	17	50
Long-term debt due within one year	26	24
Income taxes payable	11	18
Total current liabilities	643	850
Noncurrent Liabilities
Long-term debt, net	2,788	2,464
Pension and postretirement healthcare benefits	90	89
Asset retirement obligations	155	153
Environmental liabilities	47	51
Long-term lease liabilities	104	110
Deferred tax liabilities	143	153
Other long-term liabilities	34	33
Total liabilities	4,004	3,903

Commitments and Contingencies - Note 15
Shareholders’ Equity
Tronox Holdings plc ordinary shares, par value $0.01 — 156,793,755 shares issued and outstanding at September 30, 2023 and 154,496,923 shares issued and outstanding at December 31, 2022	2	2
Capital in excess of par value	2,058	2,043
Retained earnings	760	1,080
Accumulated other comprehensive loss	(827)	(768)
Total Tronox Holdings plc shareholders’ equity	1,993	2,357
Noncontrolling interest	43	46
Total equity	2,036	2,403
Total liabilities and equity	$6,040	$6,306
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Millions of U.S. dollars)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(258)	$514
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	206	201
Deferred income taxes	314	(241)
Share-based compensation expense	15	21
Amortization of deferred debt issuance costs and discount on debt	6	6
Loss on extinguishment of debt	—	21
Other non-cash items affecting net (loss) income	34	51
Changes in assets and liabilities:
Decrease in accounts receivable, net of allowance for credit losses	84	7
Increase in inventories, net	(141)	(151)
Decrease in prepaid and other assets	5	16
Decrease in accounts payable and accrued liabilities	(154)	(55)
Net changes in income tax payables and receivables	(5)	17
Changes in other non-current assets and liabilities	(32)	(49)
Cash provided by operating activities	74	358

Cash Flows from Investing Activities:
Capital expenditures	(202)	(314)
Proceeds from sale of assets	3	3
Cash used in investing activities	(199)	(311)

Cash Flows from Financing Activities:
Repayments of short-term debt	(136)	(24)
Repayments of long-term debt	(13)	(511)
Proceeds from long-term debt	347	396
Proceeds from short-term debt	81	87
Repurchase of common stock	—	(50)
Call premiums paid	—	(18)
Debt issuance costs	(3)	(4)
Dividends paid	(69)	(60)
Cash provided by (used in) financing activities	207	(184)

Effects of exchange rate changes on cash and cash equivalents	—	(4)

Net increase (decrease) in cash and cash equivalents	82	(141)
Cash and cash equivalents at beginning of period	164	232
Cash and cash equivalents at end of period	$246	$91

Supplemental cash flow information:
Interest paid, net	$113	$99

Income taxes paid	$29	$37
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Millions of U.S. dollars, except for shares)
For the nine months ended September 30, 2023

	Tronox Holdings plc Ordinary Shares (in thousands)	Tronox Holdings plc Ordinary Shares (Amount)	Capital in Excess of par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Tronox Holdings plc Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2022	154,497	$2	$2,043	$1,080	$(768)	$2,357	$46	$2,403
Net income	—	—	—	23	—	23	2	25
Other comprehensive (loss) income	—	—	—	—	(17)	(17)	2	(15)
Share-based compensation	2,221	—	6	—	—	6	—	6
Shares cancelled	(1)	—	—	—	—	—	—	—
Ordinary share dividends ($0.125 per share)	—	—	—	(20)	—	(20)	—	(20)
Balance at March 31, 2023	156,717	$2	$2,049	$1,083	$(785)	$2,349	$50	$2,399

Net loss	—	—	—	(269)	—	(269)	—	(269)
Other comprehensive (loss) income	—	—	—	—	(24)	(24)	3	(21)
Share-based compensation	92	—	5	—	—	5	—	5
Shares cancelled	(22)	—	—	—	—	—	—	—
Minority interest dividend	—	—	—	—	—	—	(8)	(8)
Ordinary share dividends ($0.125 per share)	—	—	—	(20)	—	(20)	—	(20)
Balance at June 30, 2023	156,787	$2	$2,054	$794	$(809)	$2,041	$45	$2,086

Net loss	—	—	—	(14)	—	(14)	—	(14)
Other comprehensive loss	—	—	—	—	(18)	(18)	(2)	(20)
Share-based compensation	7	—	4	—	—	4	—	4
Ordinary share dividends ($0.125 per share)	—	—	—	(20)	—	(20)	—	(20)
Balance at September 30, 2023	156,794	$2	$2,058	$760	$(827)	$1,993	$43	$2,036
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)
(Unaudited)
(Millions of U.S. dollars, except for shares)
For the nine months ended September 30, 2022

	Tronox Holdings plc Ordinary Shares (in thousands)	Tronox Holdings plc Ordinary Shares (Amount)	Capital in Excess of par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Tronox Holdings plc Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2021	153,935	$2	$2,067	$663	$(738)	$1,994	$48	$2,042
Net income	—	—	—	16	—	16	—	16
Other comprehensive income	—	—	—	—	101	101	8	109
Share-based compensation	3,254	—	7	—	—	7	—	7
Shares cancelled	(9)	—	—	—	—	—	—	—
Options exercised	3	—	—	—	—	—	—	—
Shares repurchased and cancelled	(1,386)		(25)	—	—	(25)	—	(25)
Ordinary share dividends ($0.125 per share)	—	—	—	(20)	—	(20)	—	(20)
Balance at March 31, 2022	155,797	$2	$2,049	$659	$(637)	$2,073	$56	$2,129

Net income	—	—	—	375	—	375	—	375
Other comprehensive loss	—	—	—	—	(135)	(135)	(5)	(140)
Share-based compensation	91	—	7	—	—	7	—	7
Shares cancelled	(8)	—	—	—	—	—	—	—
Shares repurchased and cancelled	(1,458)	—	(25)	—	—	(25)	—	(25)
Options exercised	11	—	—	—	—	—	—	—
Ordinary share dividends ($0.125 per share)	—	—	—	(20)	—	(20)	—	(20)
Balance at June 30, 2022	154,433	$2	$2,031	$1,014	$(772)	$2,275	$51	$2,326
Net income	—	—	—	121	—	121	2	123
Other comprehensive loss	—	—	—	—	(113)	(113)	(2)	(115)
Share-based compensation	28	—	7	—	—	7	—	7
Ordinary share dividends ($0.125 per share)	—	—	—	(19)	—	(19)	—	(19)
Balance at September 30, 2022	154,461	$2	$2,038	$1,116	$(885)	$2,271	$51	$2,322
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
In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, considered necessary for a fair statement of its financial position as of September 30, 2023, and its results of operations for the three and nine months ended September 30, 2023 and 2022. Our unaudited condensed consolidated financial statements include the accounts of all majority-owned subsidiary companies. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the manner and presentation in the current period.
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
We completed an internal assessment to identify items that were impacted as a result of the dissolution of LIBOR. Based upon this assessment, we determined that this change was most impactful to our intercompany debt agreements and interest rate swap agreements. Upon conversion of these benchmark rates, we elected the practical expedients allowed under this standard which resulted in an immaterial impact to the financial statements. In addition, during the nine months ended September 30, 2023, we elected to utilize certain exemptions allowed by this pronouncement as it relates to our interest rate swap transactions. Refer to Note 12 for further details.

2.    Revenue
We recognize revenue at a point in time when the customer obtains control of the promised products. For most transactions this occurs when products are shipped from our manufacturing facilities or at a later point when control of the products transfers to the customer at a specified destination or time.
Contract assets represent our rights to consideration in exchange for products that have transferred to a customer when the right is conditional on situations other than the passage of time. For products that we have transferred to our customers, our rights to the consideration are typically unconditional and only the passage of time is required before payments become due. These unconditional rights are recorded as "Accounts receivable" in the unaudited Condensed Consolidated Balance Sheets. As of September 30, 2023, and December 31, 2022, we did not have any material contract asset balances.
Contract liabilities represent our obligations to transfer products to a customer for which we have received consideration from the customer. From time to time, we may receive advance payment from our customers that is accounted for as deferred revenue. Deferred revenue is earned when control of the product transfers to the customer, which is typically within a short period of time from when we received the advanced payment. Contract liability balances as of both September 30, 2023 and December 31, 2022 were less than $1 million. Contract liability balances were reported as “Accounts payable” in the unaudited Condensed Consolidated Balance Sheets.  All material contract liabilities as of December 31, 2022 were recognized as revenue in “Net sales” in the unaudited Condensed Consolidated Statements of Operations during the first quarter of 2023.
Disaggregation of Revenue
We operate under one operating and reportable segment, Tronox. We disaggregate our revenue from contracts with customers by product type and geographic area. We believe this level of disaggregation appropriately depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors and reflects how our business is managed.
Net sales to external customers by geographic areas where our customers are located were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
North America	$191	$228	$584	$628
South and Central America	37	73	119	213
Europe, Middle-East and Africa	256	331	858	1,069
Asia Pacific	178	263	603	895
Total net sales	$662	$895	$2,164	$2,805

Net sales from external customers for each similar type of product were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
TiO2	$558	$673	$1,729	$2,215
Zircon	33	128	200	346
Other products	71	94	235	244
Total net sales	$662	$895	$2,164	$2,805
Other products mainly include pig iron, TiCl4 and other mining products.

During the nine months ended September 30, 2023 and 2022, our ten largest third-party customers represented 37% and 30%, respectively, of our consolidated net sales. During the nine months ended September 30, 2023 and 2022, no single customer accounted for 10% of our consolidated net sales.
3.    Income Taxes
Our operations are conducted through various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.
Income before income taxes is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income tax (provision) benefit	$(8)	$(18)	$(339)	$187
(Loss) income before income taxes	$(6)	$141	$81	$327
Effective tax rate	(133)%	13%	419%	(57)%
Tronox Holdings plc, a U.K. public limited company is the parent company for the business group, and the statutory tax rate in the U.K. at both September 30, 2023 and 2022 was 25% and 19%, respectively. The statutory rate in the U.K. changed to 25% effective April 1, 2023 and a weighted average of 23.5% will be applied for the full year 2023. The effective tax rates for both the three and nine months ended September 30, 2023 and 2022 are impacted by a variety of factors including income and losses in jurisdictions with valuation allowances, non-taxable income and expense items, prior year accruals, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate.

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

During the nine months ended September 30, 2023, we identified negative evidence concerning our ability to realize some of our Australia group deferred tax assets. This evidence primarily relates to losses being generated during the current year and there is uncertainty regarding the region's ability to generate income in the near term. After weighing all the positive and negative evidence, we determined that it is more likely than not that the Australia deferred tax assets may not be realized. As a result, we recorded a $293 million non-cash charge to tax expense for the nine months ended September 30, 2023. In the future, if we determine that it is more likely than not that we will be able to realize all or a portion of our deferred tax assets, the valuation allowance will be reduced, and we will record a benefit to earnings.

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

4.    Income Per Share
The computation of basic and diluted income per share for the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator - Basic and Diluted:
Net (loss) income	$(14)	$123	$(258)	$514
Less: Net income attributable to noncontrolling interest	—	2	2	2
Net (loss) income available to ordinary shares	$(14)	$121	$(260)	$512

Denominator - Basic and Diluted:
Weighted-average ordinary shares, basic (in thousands)	156,816	154,548	156,260	155,027
Weighted-average ordinary shares, diluted (in thousands)	156,816	156,948	156,260	158,201

Basic net (loss) income per ordinary share	$(0.09)	$0.78	$(1.66)	$3.30
Diluted net (loss) income per ordinary share	$(0.09)	$0.77	$(1.66)	$3.23
Net (loss) income per ordinary share amounts were calculated from exact, not rounded net (loss) income and share information.  Anti-dilutive shares not recognized in the diluted net income per share calculation for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Shares
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Options	236,945	518,934	236,945	518,934
Restricted share units	1,648,311	1,333,723	2,520,412	1,330,971

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
In June 2023, the Company entered into an additional amendment (the “Second Amendment”) to further include receivables generated by our wholly-owned European operating subsidiaries Tronox Pigment Holland BV and Tronox Pigment UK Limited. Neither the facility limit nor the program term were changed as a result of the Second Amendment, which remain at $200 million and November 2025, respectively. As a result of the Second Amendment, during the nine months ended September 30, 2023, we incurred $1 million of transaction costs, which are recorded in "Other income, net" in our unaudited Condensed Consolidated Statement of Operations.

As the Company does not maintain effective control over the sold receivables, we derecognize the sold receivables from our unaudited Condensed Consolidated Balance Sheet and classify the cash proceeds as source of cash from operating activities in our unaudited Condensed Consolidated Statement of Cash Flows.
The program is structured on a revolving basis under which cash collections from receivables are used to fund additional purchases of receivables at 100% face value, not to exceed the facility limit. As of September 30, 2023 and December 31, 2022, the total value of accounts receivables sold under the Securitization Facility and derecognized from the Company's unaudited Condensed Consolidated Balance Sheet was $200 million and $123 million, respectively. Additionally, at September 30, 2023 and December 31, 2022, we retained approximately $123 million and $69 million of unsold receivables which we pledged as collateral for the sold receivables.
The following table sets forth a summary of the receivables sold and fees incurred under the program during the related periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash proceeds from collections reinvested in the program	$238	$103	$582	$239
Incremental accounts receivables sold	238	103	659	314
Fees incurred[1]	3	1	8	1
1 Fees due to the Purchaser relate to monthly utilization of the Securitization Facility and are recorded in "Other income, net" in our unaudited Condensed Consolidated Statement of Operations.

6.    Inventories, Net
Inventories, net consisted of the following:

	September 30, 2023	December 31, 2022
Raw materials	$327	$261
Work-in-process	174	125
Finished goods, net	679	641
Materials and supplies, net	242	251
Inventories, net	$1,422	$1,278
Materials and supplies, net consists of processing chemicals, maintenance supplies and spare parts, which will be consumed directly and indirectly in the production of our products.
At September 30, 2023 and December 31, 2022, inventory obsolescence reserves primarily for materials and supplies were $44 million and $42 million, respectively. Reserves for lower of cost or market and net realizable value were $41 million and $27 million at September 30, 2023 and December 31, 2022, respectively.
7.    Property, Plant and Equipment, Net
Property, plant and equipment, net of accumulated depreciation, consisted of the following:

	September 30, 2023	December 31, 2022
Land and land improvements	$235	$226
Buildings	395	390
Machinery and equipment	2,462	2,330
Construction-in-progress	267	370
Other	59	62
Subtotal	3,418	3,378
Less: accumulated depreciation	(1,648)	(1,548)
Property, plant and equipment, net	$1,770	$1,830
Substantially all of the property, plant and equipment, net is pledged as collateral for our debt. See Note 11.

The table below summarizes depreciation expense related to property, plant and equipment for the periods presented, recorded in the specific line items in our unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of goods sold	$52	$50	$158	$152
Selling, general and administrative expenses	1	1	3	3
Total	$53	$51	$161	$155

8.    Mineral Leaseholds, Net
Mineral leaseholds, net of accumulated depletion, consisted of the following:

	September 30, 2023	December 31, 2022
Mineral leaseholds	$1,249	$1,282
Less: accumulated depletion	(594)	(581)
Mineral leaseholds, net	$655	$701

Depletion expense relating to mineral leaseholds recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations was $7 million and $8 million during the three months ended September 30, 2023 and 2022, respectively. Depletion expense relating to mineral leaseholds recorded in "Cost of goods sold" in the unaudited Condensed Consolidated Statements of Operations was $22 million and $23 million during the nine months ended September 30, 2023 and 2022, respectively.

9.    Intangible Assets, Net
Intangible assets, net of accumulated amortization, consisted of the following:

	September 30, 2023			December 31, 2022
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$291	$(245)	$46	$291	$(231)	$60
TiO2 technology	93	(42)	51	93	(37)	56
Internal-use software and other	196	(48)	148	179	(45)	134
Intangible assets, net	$580	$(335)	$245	$563	$(313)	$250
As of September 30, 2023 and December 31, 2022, internal-use software included approximately $121 million and $106 million, respectively, of capitalized software costs which are not being amortized as the software is not ready for its intended use.
The table below summarizes amortization expense related to intangible assets for the periods presented, recorded in the specific line items in our unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of goods sold	$1	$1	$3	$1
Selling, general and administrative expenses	6	6	20	22
Total	$7	$7	$23	$23
Estimated future amortization expense related to intangible assets is $7 million for the remainder of 2023, $43 million for 2024, $43 million for 2025, $25 million for 2026, $23 million for 2027 and $104 million thereafter.

10.    Balance Sheet and Cash Flow Supplemental Information
Accrued liabilities consisted of the following:

	September 30, 2023	December 31, 2022
Employee-related costs and benefits	$110	$107
Related party payables	2	15
Interest	4	15
Sales rebates	30	37
Taxes other than income taxes	7	13
Asset retirement obligations	9	8
Other accrued liabilities	37	57
Accrued liabilities	$199	$252
Additional supplemental cash flow information for the nine months ended September 30, 2023 and 2022 and as of September 30, 2023 and December 31, 2022 is as follows:

	Nine Months Ended September 30,
Supplemental non cash information:	2023	2022
Operating activities - Chloride slag inventory purchases made from AMIC	$27	$—
Operating activities - MGT sales made to AMIC	$5	$2
Investing activities - In-kind receipt of AMIC loan repayment	$27	$—
Financing activities - Initial commercial insurance premium financing agreement	$18	$21
Financing activities - Repayment of MGT loan	$5	$2

	September 30, 2023	December 31, 2022
Capital expenditures acquired but not yet paid	$38	$72

11.    Debt
Long-Term Debt
Long-term debt, net of an unamortized discount and debt issuance costs, consisted of the following:

	Original Principal	Annual Interest Rate	Maturity Date	September 30, 2023	December 31, 2022
Term Loan Facility, net of unamortized discount (1)	1,300	Variable	3/11/2028	$898	$898
2022 Term Loan Facility, net of unamortized discount(1)	400	Variable	4/4/2029	391	393
2023 Term Loan Facility, net of unamortized discount(1)	350	Variable	8/16/2028	347	—
Senior Notes due 2029	1,075	4.625%	3/15/2029	1,075	1,075
Standard Bank Term Loan Facility (1)	98	Variable	11/11/2026	64	77
Australian Government Loan, net of unamortized discount	N/A	N/A	12/31/2036	1	1
MGT Loan(2)	36	Variable	Variable	27	30
Finance leases				42	47
Long-term debt				2,845	2,521
Less: Long-term debt due within one year				(26)	(24)
Debt issuance costs				(31)	(33)
Long-term debt, net				$2,788	$2,464
_______________
(1)The average effective interest rate on the Term Loan Facility (including the impacts of the interest rate swaps), the 2022 Term Loan Facility, the 2023 Term Loan Facility, and the Standard Bank Term Loan Facility was 6.0%, 8.6%, 9.3% and 10.2%, respectively, during the nine months ended September 30, 2023. The average effective interest rate on the Term Loan Facility (including the impacts of the interest rate swaps), the 2022 Term Loan Facility and Standard Bank Term Loan Facility was 4.7%, 5.1% and 6.8%, respectively, during the nine months ended September 30, 2022.
(2)The MGT loan is a related party debt facility. The average effective interest rate on the MGT loan was 6.0% and 4.0% during the nine months ended September 30, 2023 and September 30, 2022, respectively.
Term Loan Facility
In June 2023, in anticipation of Reference Rate Reform, we amended our interest rate terms of the Term Loan Facility from LIBOR to SOFR pursuant to the loan agreement. The Term Loan Facility bears interest at either the base rate or the SOFR rate, in each case plus an applicable margin. Based on our first lien net leverage ratio pursuant to the Term Loan Facility agreement, the applicable margin under the Term Loan Facility as of September 30, 2023 was 2.50%.
2022 Term Loan Facility
On April 4, 2022, Tronox Finance LLC (the "Borrower"), the Borrower's indirect parent company, Tronox Holdings plc (the "Company"), certain of the Company's subsidiaries, the incremental term lender party thereto, and HSBC Bank USA. National Association, as Administrative Agent and Collateral Agent, entered into Amendment No. 1 to the Amended and Restated First Lien Credit Agreement (the "2022 Amendment"). The 2022 Amendment provides the Borrower with a new seven-year incremental term loan facility (the "2022 Term Loan Facility" and, the loans thereunder, the "2022 Incremental Term Loans") under its credit agreement in an aggregate initial principal amount of $400 million. The proceeds of the 2022 Term Loan Facility were used on April 1, 2022, along with cash on hand, to redeem all outstanding 6.5% Senior Secured Notes due 2025 and to pay transaction related costs and expenses. As a result of this transaction, we recognized approximately $21 million, including a call premium of $18 million, in "Loss on extinguishment of debt" on the unaudited Consolidated Statement of Operations for the nine months ended September 30, 2022.
The 2022 Incremental Term Loans bear interest, at the Borrower's option, at either the base or the SOFR rate, in each case plus an applicable margin. The applicable margin in respect of the 2022 Incremental Term Loans is 2.25% per annum, for base rate loans, or 3.25% per annum, for SOFR rate loans. The 2022 Incremental Term Loans have an interest rate floor of 0.50%. As of September 30, 2023, the applicable margin under the 2022 Term Loan Facility was 3.25%.
2023 Term Loan Facility
On August 16, 2023, the Borrower, the Company, certain of the Company’s subsidiaries, the incremental term lender party thereto and HSBC Bank USA, National Association, as Administrative Agent and Collateral Agent, entered into Amendment No. 3 to the Amended and Restated First Lien Credit Agreement (the "2023 Amendment"). The 2023 Amendment provides the Borrower with a new five-year incremental term loan facility ("the 2023 Term Loan Facility" and, the loans thereunder, the "2023 Incremental Term Loans") under its credit agreement in an aggregate initial principal amount of $350 million. The proceeds of the 2023 Term Loan Facility were used to repay $159 million of then-outstanding borrowings under the Company's existing revolving credit facilities and to enhance available liquidity for upcoming capital expenditures.

The 2023 Incremental Term Loans bear interest, at the Borrower's option, at either the base or the SOFR rate, in each case plus an applicable margin. The applicable margin in respect of the 2023 Incremental Term Loans is 2.50% per annum for base rate loans, or 3.50% per annum for SOFR rate loans. The 2023 Incremental Term Loans have an interest rate floor of 0.50%. As of September 30, 2023 the applicable margin under the 2023 Term Loan Facility was 3.50%.

Short-Term Debt
Emirates Revolver
In June 2023, Tronox Pigment UK Limited, as borrower, and Tronox Holdings plc, as guarantor, entered into a new revolving credit facility with Emirates NBD PJSC (“Emirates”) which replaced the existing revolving credit facility with Emirates. The new Emirates revolving credit facility is secured by inventory of Tronox Pigment UK Limited and will mature in June 2024. The facility limit is 50 million Pound Sterling (approximately $61 million at the September 30, 2023 exchange rate) and can be drawn in either Pound Sterling, Euro or US Dollar. Under the terms of the revolver, for U.S. dollar borrowings, the interest rate is SOFR plus 1.75%, for Euro borrowings, the interest rate is Euribor plus 1.75% and for Pound Sterling borrowings, the interest rate is SONIA plus 1.75%. During the nine months ended September 30, 2023, we drew down 35 million Pound Sterling (approximately $43 million at the September 30, 2023 exchange rate) and fully repaid the outstanding amount as of September 30, 2023.
SABB Facility
During the nine months ended September 30, 2023, we drew down SAR 16 million (approximately $4 million at the September 30, 2023 exchange rate) under the SABB Facility for general corporate purposes and fully repaid the outstanding amount as of September 30, 2023.
Cash Flow Revolver
During the nine months ended September 30, 2023, we drew down an incremental $115 million for general corporate purposes, which together with $30 million in draw-downs at December 31, 2022, were fully repaid as of September 30, 2023.
Standard Bank Revolving Credit Facility
During the nine months ended September 30, 2023, we drew down ZAR 650 million (approximately $34 million at the September 30, 2023 exchange rate) under the Standard Bank Revolving Credit Facility for general corporate purposes and fully repaid the outstanding amount at September 30, 2023.
Insurance premium financing
In August 2023, the Company entered into a $27 million insurance premium financing agreement with a third-party financing company. The financing balance requires a 33% down payment and will be repaid in monthly installments over 9 months at a 8% fixed annual interest rate. As of September 30, 2023, the financing balance was $17 million and is recorded in "Short-term debt" in the Condensed Consolidated Balance Sheet.
Debt Covenants
As of September 30, 2023, we are in compliance with all financial covenants in our debt facilities.
12.    Derivative Financial Instruments
Derivatives recorded on the Condensed Consolidated Balance Sheets:
The following table is a summary of the fair value of derivatives outstanding at September 30, 2023 and December 31, 2022:

	Fair Value
	September 30, 2023		December 31, 2022
	Assets(a)	Accrued Liabilities	Assets(a)	Accrued Liabilities
Derivatives Designated as Cash Flow Hedges
Interest Rate Swaps	$44	$—	$30	$—
Natural Gas Hedges	$—	$1	$1	$2
Total Hedges	$44	$1	$31	$2
Derivatives Not Designated as Cash Flow Hedges
Currency Contracts	$—	$2	$1	$—
Total Derivatives	$44	$3	$32	$2
(a) At September 30, 2023 and December 31, 2022, current assets of $44 million and $32 million, respectively, are recorded in prepaid and other current assets on the Condensed Consolidated Balance Sheets.
Derivatives' Impact on the Condensed Consolidated Statement of Operations:
The following table summarizes the impact of the Company's derivatives on the unaudited Condensed Consolidated Statement of Operations:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings			Amount of Pre-Tax Gain (Loss) Recognized in Earnings
	Revenue	Cost of Goods Sold	Other Income, net	Revenue	Cost of Goods Sold	Other Income, net
	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022

Derivatives Not Designated as Hedging Instruments
Currency Contracts	$—	$—	$2	$—	$—	$(13)
Derivatives Designated as Hedging Instruments
Currency Contracts	$—	$—	$—	$—	$—	$—
Natural Gas Hedges	$—	$(1)	$—	$—	$2	$—
Total Derivatives	$—	$(1)	$2	$—	$2	$(13)

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings			Amount of Pre-Tax Gain (Loss) Recognized in Earnings
	Revenue	Cost of Goods Sold	Other Income, net	Revenue	Cost of Goods Sold	Other Income, net
	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022

Derivatives Not Designated as Hedging Instruments
Currency Contracts	$—	$—	$(2)	$—	$—	$(18)
Derivatives Designated as Hedging Instruments
Currency Contracts	$—	$(4)	$—	$5	$14	$—
Natural Gas Hedges	$—	$(4)	$—	$—	$4	$—
Total Derivatives	$—	$(8)	$(2)	$5	$18	$(18)
Interest Rate Risk
During the second quarter of 2019, we entered into three interest-rate swap agreements with an aggregate notional value of $750 million, representing a portion of our Term Loan Facility, which effectively converted the variable rate to a fixed rate for that portion of the loan. The agreements were to expire in September 2024.
On March 27, 2023, the Company entered into amendments to two of our existing interest rate swap agreements with the counterparty banks. As a result of these amendments, the Company terminated two of our existing interest rate swap contracts which were indexed to LIBOR with an aggregate notional value of $500 million which had maturity dates of September 2024. At the time of these amendments, the Company determined that the interest payments hedged are still probable to occur, therefore, the gains accumulated of $11 million on the interest rate swaps prior to the amendments are being amortized into interest expense through September 22, 2024, the original maturity of the interest rate swap agreements.
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

As of September 30, 2023, the Company maintains a total of $950 million of interest rate swaps with the objective in using the interest-rate swap agreements to add stability to interest expense and to manage the Company's exposure to interest rate movements. These interest rate swaps have been designated as cash flow hedges and involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
Fair value gains or losses on these cash flow hedges are recorded in accumulated other comprehensive loss and are subsequently reclassified into interest expense in the same periods during which the hedged transactions affect earnings. At September 30, 2023 and December 31, 2022, the net unrealized gain of $42 million and the unrealized gain of $30 million, respectively, was recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet. For the three and nine months ended September 30, 2023, the amounts recorded in interest expense related to the interest-rate swap agreements were $8 million and $18 million, respectively, of which $2 million for each period was reclassified from "Accumulated other comprehensive loss" to interest expense. For the three and nine months ended September 30, 2022, the net amounts recorded in interest expense related to the interest-rate swap agreements less than $1 million and $7 million, respectively.
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
As of September 30, 2023, we had no outstanding amounts to reduce the exposure of our Australian subsidiaries’ cost of sales to fluctuations in currency rates or to reduce the exposure of our South African subsidiaries' third party sales to fluctuations in currency rates. At December 31, 2022, there was an unrealized net loss of $4 million recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet, which was fully recognized in earnings during the nine months ended September 30, 2023.
From time to time, we enter into foreign currency contracts for the South African Rand, Australian Dollar, Euro, Pound Sterling, and Saudi Riyal to reduce exposure of our subsidiaries’ balance sheet accounts not denominated in our subsidiaries’ functional currency to fluctuations in foreign currency exchange rates. Historically, we have used forward contracts to reduce the exposure.  For accounting purposes, these foreign currency contracts are not considered hedges. The change in fair value associated with these contracts is recorded in “Other expense, net” within the unaudited Condensed Consolidated Statement of Operations and partially offsets the change in value of third party and intercompany-related receivables not denominated in the functional currency of the subsidiary. At September 30, 2023, there was (i) 496 million South African Rand (or approximately $26 million at September 30, 2023 exchange rate), (ii) 202 million Australian dollars (or approximately $130 million at the September 30, 2023 exchange rate), (iii) 11 million Pound Sterling (or approximately $14 million at the September 30, 2023 exchange rate), (iv) 47 million Euro (or approximately $50 million at the September 30, 2023 exchange rate), and (v) 51 million Saudi Riyal (or approximately $14 million at the September 30, 2023 exchange rate) of notional amounts of outstanding foreign currency contracts. At December 31, 2022, there was (i) 1.2 billion South African Rand (or approximately $64 million at the September 30, 2023 exchange rate), (ii) 197 million Australian dollars (or approximately $127 million at the September 30, 2023 exchange rate), (iii) 20 million Pound Sterling (or approximately $24 million at the September 30, 2023 exchange rate), and (iv) 44 million Euro (or approximately $47 million at the September 30, 2023 exchange rate) of notional amounts of outstanding foreign currency contracts.
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
Level 1 -Quoted prices in active markets for identical assets or liabilities

Level 2 -Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly
Level 3 -Unobservable inputs based on the Company’s own assumptions
Our debt is recorded at historical amounts. The following table presents the fair value of our debt and derivative contracts at both September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Asset	Liability	Asset	Liability
Term Loan Facility	—	888	—	876
2022 Term Loan Facility	—	390	—	388
2023 Term Loan Facility	—	347	—	—
Standard Bank Term Loan Facility	—	64	—	77
Senior Notes due 2029	—	868	—	893
Australian Government Loan	—	1	—	1
MGT Loan	—	27	—	30
Interest rate swaps	44	—	30	—
Natural gas hedges	—	1	1	2
Foreign currency contracts	—	2	1	—
We determined the fair value of the Term Loan Facility, the 2022 Term Loan Facility, the 2023 Term Loan Facility, and the Senior Notes due 2029 using quoted market prices, which under the fair value hierarchy is a Level 1 input. We determined the fair value of the Standard Bank Term Loan Facility utilizing transactions in the listed markets for identical or similar liabilities, which under the fair value hierarchy is a Level 2 input. The fair value of the Australian Government Loan and MGT Loan is based on the contracted amount which is a Level 2 input.
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

14.    Asset Retirement Obligations
Asset retirement obligations consist primarily of rehabilitation and restoration costs, landfill capping costs, decommissioning costs, and closure and post-closure costs. Activities related to asset retirement obligations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$161	$147	$161	$149
Additions	1	1	4	1
Accretion expense	4	3	11	10
Remeasurement/translation	(5)	(9)	(7)	(14)
Other, including change in estimates	5	4	2	4
Settlements/payments	(2)	(3)	(7)	(7)
Balance, September 30,	$164	$143	$164	$143

	September 30, 2023	December 31, 2022
Current portion included in “Accrued liabilities”	$9	$8
Noncurrent portion included in “Asset retirement obligations”	155	153
Asset retirement obligations	$164	$161

15.    Commitments and Contingencies
Purchase and Capital Commitments—Includes obligations for purchase requirements of process chemicals, supplies, utilities and services entered into in the ordinary course of business. At September 30, 2023, purchase commitments were $111 million for the remainder of 2023, $171 million for 2024, $155 million for 2025, $154 million for 2026, $153 million for 2027, and $1,529 million thereafter.
Letters of Credit—At September 30, 2023, we had outstanding letters of credit and bank guarantees of $108 million, of which $70 million were letters of credit, of which $50 million is related to the sale of Hawkins Point as discussed below, and $38 million were bank guarantees. Amounts for performance bonds were not material.
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

Hawkins Point Plant.  Residual waste mud, known as Batch Attack Mud, and a spent sulfuric waste stream were deposited in an onsite repository (the “Batch Attack Lagoon”) at a former TiO2 manufacturing site, Hawkins Point Plant in Baltimore, Maryland, operated by Cristal USA, Inc. from 1954 until 2011. We assumed responsibility for remediation of the Hawkins Point Plant when we acquired the TiO2 business of Cristal in April 2019. On December 21, 2022, we sold the Hawkins Point Plant to the Maryland Port Administration ("MPA"), a state agency controlled by the Maryland Department of Transportation. Pursuant to the terms of the transaction, MPA became the lead party in developing and implementing appropriate measures to address, treat, control, and mitigate the environmental conditions at the property under the regulatory oversight of the Maryland Department of the Environment ("MPE"). Under MPA ownership, the Hawkins Point Plant will be utilized for storage and beneficial reuse of dredged material from the Port of Baltimore. In exchange for transferring ownership of the site to MPA, Tronox has agreed to make scheduled, annual payments to MPA which together with scheduled, annual contributions from MPA will be used to remediate the property. The sale of the property to MPA did not have a material impact to the Consolidated Statement of Operations. As of September 30, 2023, we have a provision of $42 million included in "Environmental liabilities" in our Condensed Consolidated Balance Sheet for the Hawkins Point Plant consistent with the accounting policy described above.
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
UK Health and Safety Matter. In April 2023, we received a summons from the UK Health and Safety Executive (HSE) alleging non-compliance with UK health and safety legislation at the Stallingborough pigment plant resulting from an incident involving a contractor in August 2021. We also received notice that HSE is investigating another incident which occurred in August 2022 at the same plant involving an employee. With regard to the summons, in June 2023, Tronox Pigment UK Limited, the entity which owns the Stallingborough plant, pled guilty to the allegation. The sentencing hearing to determine monetary penalties occurred in September 2023. At such hearing, the judge imposed a monetary penalty in the amount of £207,681, inclusive of costs. We do not believe this matter will have a material adverse effect on our business, financial condition and results of operations. With regard to the notice of investigation into the second incident, the timing for an enforcement action, if any, is uncertain but based on our current understanding we also do not believe this matter will have a material adverse effect on our business, financial condition and results of operations.

Venator Materials plc v. Tronox Limited.  In May 2019, Venator Materials plc (“Venator”) filed an action in the Superior Court of the State of Delaware alleging among other things that we owed Venator a $75 million “Break Fee” pursuant to the terms of a preliminary agreement dated July 14, 2018 (the “Exclusivity Agreement”). The Exclusivity Agreement required, among other things, Tronox and Venator to use their respective best efforts to negotiate a definitive agreement to sell the entirety of the National Titanium Dioxide Company Limited’s (“Cristal’s”) North American operations to Venator if a divestiture of all or a substantial part of these operations were required to secure the approval of the Federal Trade Commission for us to complete our acquisition of Cristal’s TiO2 business. In June 2019, we denied Venator's claims and counterclaimed against Venator seeking to recover $400 million in damages from Venator that we suffered as a result of Venator’s breaches of the Exclusivity Agreement. Specifically, we alleged, among other things, that Venator’s failure to use best efforts constituted a material breach of the Exclusivity Agreement and directly resulted in and caused us to sell Cristal’s North American operations to an alternative buyer for $701 million, $400 million less than the price Venator had agreed to in the Exclusivity Agreement. On April 6, 2022, the Judge presiding over the case in the Superior Court of the State of Delaware delivered a directed verdict in favor of Venator without allowing the jury to deliberate. The Company determined not to appeal the Judge's verdict, and as such, on April 18, 2022, the Company and Venator entered into a settlement agreement whereby the Company paid $85 million, inclusive of interest, on April 25, 2022. As a result, we recorded the charge within "Venator settlement" on the unaudited Condensed Consolidated Statement of Operations for the nine months ended September 30, 2022.

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
16.    Accumulated Other Comprehensive Loss Attributable to Tronox Holdings plc and Other Equity Items
The tables below present changes in accumulated other comprehensive loss by component for the three months ended September 30, 2023 and 2022.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, July 1, 2023	$(758)	$(78)	$27	$(809)
Other comprehensive (loss) income	(25)	—	8	(17)
Amounts reclassified from accumulated other comprehensive loss	—	—	(1)	(1)
Balance, September 30, 2023	$(783)	$(78)	$34	$(827)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, July 1, 2022	$(684)	$(99)	$11	$(772)
Other comprehensive loss	(120)	—	7	(113)
Amounts reclassified from accumulated other comprehensive loss	—	1	(1)	—
Balance, September 30, 2022	$(804)	$(98)	$17	$(885)
The tables below present changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2023 and 2022.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, January 1, 2023	$(710)	$(78)	$20	$(768)
Other comprehensive (loss) income	(73)	—	11	(62)
Amounts reclassified from accumulated other comprehensive loss	—	—	3	3
Balance, September 30, 2023	$(783)	$(78)	$34	$(827)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, January 1, 2022	$(628)	$(100)	$(10)	$(738)
Other comprehensive (loss) income	(176)	—	50	(126)
Amounts reclassified from accumulated other comprehensive loss	—	2	(23)	(21)
Balance, September 30, 2022	$(804)	$(98)	$17	$(885)
Repurchase of Common Stock
On November 9, 2021, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's stock through February 2024. During the three and nine months ended September 30, 2023, we made no repurchases of the Company's stock. Under the authorization from our Board of Directors, we have approximately $251 million available for additional repurchases through February 2024.

17.    Share-Based Compensation
Restricted Share Units (“RSUs”)
2023 Grant - During the nine months ended September 30, 2023, the Company granted both time-based and performance-based awards to certain members of management. A total of 870,403 of time-based awards were granted to management which will vest ratably over a three-year period ending March 5, 2026. A total of 90,088 of time-based awards were granted to non-employee members of the Board which will vest in May 2024. A total of 870,404 of performance-based awards were granted, of which 435,202 of the awards vest based on a relative Total Shareholder Return ("TSR") calculation and 435,202 of the awards vest based on certain performance metrics of the Company. The non-TSR performance-based awards vest on March 5, 2026 based on the actual 2025 annual return on invested capital (ROIC). Similar to the Company's historical TSR awards granted in prior years, the TSR awards vest based on the Company's three-year TSR versus the peer group performance levels. Given these terms, the TSR metric is considered a market condition for which we used a Monte Carlo simulation to determine the weighted average grant date fair value of $22.43. The following weighted average assumptions were utilized to value the TSR grants:

2023
Dividend yield	—%
Expected historical volatility	67.1%
Risk free interest rate	4.47%
Expected life (in years)	3
The unrecognized compensation cost associated with all unvested awards at September 30, 2023 was $35 million, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of approximately 2 years.
During the three months ended September 30, 2023 and 2022, we recorded $4 million and $7 million, respectively, of stock compensation expense. During the nine months ended September 30, 2023 and 2022, we recorded $15 million and $21 million of stock compensation expense, respectively.

18.    Pension and Other Postretirement Healthcare Benefits
The components of net periodic cost associated with our U.S. and foreign pension plans recognized in the unaudited Condensed Consolidated Statements of Operations were as follows:

	Pensions		Pensions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net periodic cost:
Service cost	$—	$1	$2	$3
Interest cost	5	4	13	11
Expected return on plan assets	(5)	(6)	(15)	(18)
Net amortization of actuarial loss and prior service credit	—	1	—	3
Total net periodic cost	$—	$—	$—	$(1)
The components of net periodic cost associated with our postretirement healthcare plans recognized in the unaudited Condensed Consolidated Statements of Operations were as follows:

	Other Postretirement Benefit Plans		Other Postretirement Benefit Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net periodic cost:
Interest cost	—	1	1	2
Total net periodic cost	$—	$1	$1	$2
During the nine months ended September 30, 2023, the Company made contributions to its pension plans of $3 million. The Company expects to make approximately $5 million of pension contributions for the remainder of 2023.
For the three months ended September 30, 2023 and 2022, we contributed $1 million and $1 million, respectively, to the Netherlands Multiemployer Plan, which was primarily recognized in “Cost of goods sold” in the unaudited Condensed Consolidated Statement of Operations. For the nine months ended September 30, 2023 and 2022, we contributed $4 million and $4 million, respectively, to the Netherlands Multiemployer Plan, which was primarily recognized in “Cost of goods sold” in the unaudited Condensed Consolidated Statement of Operations.
19.    Related Parties
Tasnee / Cristal
At September 30, 2023, Cristal International Holdings B.V. (formerly known as Cristal Inorganic Chemical Netherlands Cooperatief W.A.), a subsidiary of Tasnee, continues to own 37,580,000 shares of Tronox, or a 24% ownership interest.
On May 9, 2018, we entered into an Option Agreement with AMIC which is owned equally by Tasnee and Cristal. Under the terms of the Option Agreement, AMIC granted us an option (the “Option”) to acquire 90% of a special purpose vehicle (the “SPV”), to which AMIC’s ownership in a titanium slag smelter facility (the “Slagger”) in The Jazan City for Primary and Downstream Industries in KSA will be contributed together with $322 million of AMIC indebtedness (the “AMIC Debt”). The AMIC Debt would remain outstanding debt of the SPV upon exercise of the Option. The Option may be exercised if the Slagger achieves certain production criteria related to sustained quality and tonnage of slag produced (the “Option Criteria”). Likewise, AMIC may require us to acquire the Slagger on the same terms if the Option Criteria are satisfied. Furthermore, pursuant to the Option Agreement and during its term, we agreed to lend AMIC and, upon the creation of the SPV, the SPV, up to $125 million for capital expenditures and operational expenses intended to facilitate the start-up of the Slagger (the “Tronox Loans”). At September 30, 2023 and December 31, 2022, the outstanding Tronox Loans principal was $102 million and $125 million, respectively. The loan principal, together with related accrued interest of $14 million and $13 million at

September 30, 2023 and December 31, 2022, respectively, is recorded within “Other long-term assets” on the unaudited Condensed Consolidated Balance Sheet. For the three months ended September 30, 2023 and September 30, 2022, Tronox recorded $23 million and $20 million, respectively, for feedstock material acquired from the Slagger. For the nine months ended September 30, 2023 and September 30, 2022, the corresponding Slagger feedstock acquired was $102 million and $43 million, respectively. The feedstock acquired is subsequently recorded in "Cost of goods sold" on the unaudited Condensed Consolidated Statement of Operations. At September 30, 2023 and December 31, 2022, amounts due related to Slagger feedstock acquired was $1 million and $14 million, respectively, which are recorded within “Accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet.
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
On May 10, 2023, AMIC and Tronox further amended the Option Agreement (the “Second Amendment”). In the Second Amendment the parties acknowledged that the Option expired on May 10, 2023 without being exercised but agreed to continue negotiating until September 30, 2023 (the "Renegotiation Period") as to whether, and under what circumstances, Tronox may acquire the Slagger. In addition, the parties agreed that until September 30, 2023 all chloride slag produced by the Slagger will be delivered to Tronox as repayment in-kind of the Tronox Loans at a price based on a widely published index for feedstock less a nominal discount as set forth in the Second Amendment. The Renegotiation Period has now been extended until November 1, 2023. For the three months ended September 30, 2023, in-kind repayments of the Tronox Loans began and totaled $27 million. Full repayment of the Tronox Loans is required by January 2025 in either cash or in-kind through chloride slag deliveries. During the Renegotiation Period the Technical Services Agreement remains in effect to enable Tronox's continued support to AMIC regarding the Jazan smelter complex. During July 2023, we also entered into an agreement with AMIC to act as their sales agent with regard to sales of slag fines to customers outside of the Kingdom of Saudi Arabia for an agreed upon commission fee to be paid.
Under the terms of the Technical Services Agreement, which we originally entered into with AMIC on March 15, 2018 and subsequently amended on May 13, 2020 and May 10, 2023, we provide project management support services for the Slagger. Under this amended arrangement, AMIC and its consultants are still responsible for engineering and construction of the Slagger while we provide technical advice and project management services including supervision and management of third party consultants intended to satisfy the Option Criteria. As compensation for these services, Tronox receives a management fee, which is subject to certain success incentives if and when the Slagger achieves the Option Criteria. Tronox recorded management fees of $2 million in "Other income, net" within the unaudited Condensed Consolidated Statement of Operations for the three months ended both September 30, 2023 and September 30, 2022. For the nine months ended both September 30, 2023 and September 30, 2022, corresponding management fees were $6 million. Tronox recorded remaining technical support fees received under the Technical Services Agreement for the three months ended both September 30, 2023 and September 30, 2022 of less than $1 million. Such fees are recorded in "Selling, general and administrative expenses" on the unaudited Consolidated Statement of Operations. Corresponding amounts for the nine months ended both September 30, 2023 and September 30, 2022 were $1 million. At September 30, 2023 and December 31, 2022, Tronox had a receivable due from AMIC related to the management fee and other technical support fees of $2 million and $2 million, respectively, that is recorded within “Prepaid and other assets” on the unaudited Condensed Consolidated Balance Sheet.
At both September 30, 2023 and December 31, 2022, Tronox had a receivable due from Tasnee of $2 million which related primarily to pre-acquisition period tax matters in process with certain tax authorities which are reimbursable from Tasnee. This amount was recorded within “Other long-term assets” and "Prepaid and other assets" on the unaudited Condensed Consolidated Balance Sheet at September 30, 2023 and December 31, 2022, respectively.
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

On December 17, 2020 we completed the MGT transaction. Repayment of the $36 million note payable is based on a fixed U.S. dollar amount per metric ton quantity of MGT delivered by us to ATTM over time and therefore the ultimate maturity date is variable in nature. If ATTM fails to purchase MGT from us under certain contractually agreed upon conditions, then at our election we may terminate the MGT supply agreement with ATTM and we will no longer owe any amount under the loan agreement with Cristal. We currently estimate the ultimate maturity to be between approximately five and six years, subject to actual future MGT production levels. The interest rate on the note payable is based on the SAIBOR plus a premium. At September 30, 2023 and December 31, 2022, the outstanding balance of the note payable was $27 million and $30 million, respectively, of which $7 million and $7 million, respectively, was expected to be paid within the next twelve months. The note payable is recorded within "Long-term debt, net" and "Long-term debt due within one year" on the Consolidated Balance Sheet. During the three months ended both September 30, 2023 and September 30, 2022, Tronox recorded interest expense of less than $1 million related to the MGT Loan, which is recorded in "Interest expense" on the Consolidated Statement of Operations. Corresponding amounts for the nine months ended both September 30, 2023 and September 30, 2022 were $1 million. During the three months ended September 30, 2023 and September 30, 2022, Tronox recorded $2 million and $1 million, respectively, for MGT Loan repayments to Cristal which are recorded within "Net sales" on the unaudited Condensed Consolidated Statement of Operation. Corresponding MGT Loan repayments for the nine months ended September 30, 2023 and September 30, 2022 were $5 million and $2 million, respectively.

As a result of these transactions that we entered into related to the MGT assets, Tronox recorded $1 million and $1 million for purchase of chlorine gas from ATTM for the three months ended September 30, 2023 and September 30, 2022, respectively, and such amounts are subsequently recorded in "Cost of goods sold" on the unaudited Condensed Consolidated Statement of Operations. Corresponding amounts purchased for the nine months ended both September 30, 2023 and September 30, 2022 were $3 million. The amount due to ATTM at both September 30, 2023 and December 31, 2022, for the purchase of chlorine gas was $1 million, which is recorded within “Accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet. During the three months ended September 30, 2023 and September 30, 2022, Tronox recorded $11 million and $8 million, respectively, for MGT sales made to ATTM. Corresponding amounts for the nine months ended September 30, 2023 and September 30, 2022 were $34 million and $19 million, respectively. The MGT sales are recorded in “Net sales” on the unaudited Condensed Consolidated Statement of Operations. At September 30, 2023 and December 31, 2022, Tronox had a receivable from ATTM of $7 million and $6 million, respectively, from MGT sales that is recorded within “Prepaid and other assets” on the unaudited Condensed Consolidated Balance Sheet.

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
Business Environment
The following discussion includes trends and factors that may affect future operating results:
Third quarter revenue decreased 26% compared to the prior year, driven by lower sales volumes and lower selling prices of TiO2, zircon, and pig iron. For the third quarter of 2023 as compared to the third quarter of 2022, TiO2 volumes declined 14% across all regions and TiO2 average selling prices declined 5%, partially offset by a 2% favorable exchange rate impact. Zircon volumes declined 71% and average selling prices declined 3%. Revenue from other products decreased 24% from the third quarter of 2022 to the third quarter of 2023 primarily due to both lower sales volumes and lower average selling prices of pig iron, partially offset by higher sales of rare earths elements. Gross profit decreased for the third quarter of 2023 as compared to the third quarter of 2022 due to the unfavorable impact of sales volumes, unfavorable impact of selling prices and product mix as well as higher production costs and commodity costs. These unfavorable impacts were partially offset by favorable impacts of foreign currency on costs.
Sequentially, revenue decreased 17% in the third quarter of 2023 compared to the second quarter of 2023 primarily due to lower sales volumes and lower selling prices of TiO2, Zircon and pig iron. TiO2 volumes decreased 5% and average selling price decreased 4% in the third quarter of 2023 as compared to the second quarter of 2023. Revenue from Zircon decreased 65% sequentially driven by a decrease of 61% in sales volumes and a 4% decrease in average selling prices. Other product revenues decreased 19% from the second quarter of 2023 to the third quarter of 2023 mainly due to lower sales volumes and lower average selling prices of pig iron, partially offset by higher sales of rare earth elements. Gross profit decreased from the second quarter of 2023 to the third quarter of 2023 primarily due to lower sales volumes as well as lower average selling prices of TiO2, Zircon and pig iron. These amounts were partially offset by favorable impacts of foreign currency on costs.
As of September 30, 2023, our total available liquidity was $726 million, including $246 million in cash and cash equivalents and $480 million available under revolving credit agreements. As of September 30, 2023, our total debt was $2.8 billion and net debt to trailing-twelve month Adjusted EBITDA was 4.8x with approximately 64% of our interest rates fixed through 2028. The Company has no financial covenants on its term loan or bonds and only one springing financial covenant on its Cash Flow Revolver, which we do not expect to be triggered based on our current scenario planning. Refer to Note 11 of notes to condensed consolidated financial statements for further details.

Condensed Consolidated Results of Operations
Three Months Ended September 30, 2023 compared to the Three Months Ended September 30, 2022

	Three Months Ended September 30,
	2023	2022	Variance
Net sales	$662	$895	$(233)
Cost of goods sold	568	663	(95)
Gross profit	94	232	(138)
Gross Margin	14.2%	25.9%	(11.7) pts

Selling, general and administrative expenses	62	69	(7)
Venator settlement	—	—	—
Income from operations	32	163	(131)
Interest expense	(42)	(32)	(10)
Interest income	4	2	2
Loss on extinguishment of debt	—	—	—
Other income, net	—	8	(8)
(Loss) income before income taxes	(6)	141	(147)
Income tax (provision) benefit	(8)	(18)	10
Net (loss) income	$(14)	$123	$(137)

Effective tax rate	(133)%	13%

EBITDA (1)	$99	$237	$(138)
Adjusted EBITDA (1)	$116	$247	$(131)
Adjusted EBITDA as % of Net Sales	17.5%	27.6%	(10.1) pts
_______________
(1)EBITDA and Adjusted EBITDA are Non-U.S. GAAP financial measures. Please refer to the “Non-U.S. GAAP Financial Measures” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of these measures and a reconciliation of these measures to Net income from operations.
Net sales of $662 million for the three months ended September 30, 2023 decreased by 26%, compared to $895 million for the same period in 2022. The decrease is primarily due to lower sales volumes of TiO2 and Zircon.

Net sales by type of product for the three months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,
	2023	2022	Variance	Percentage
TiO2	$558	$673	$(115)	(17)%
Zircon	33	128	(95)	(74)%
Other products	71	94	(23)	(24)%
Total net sales	$662	$895	$(233)	(26)%
For the three months ended September 30, 2023, TiO2 revenue was lower by 17% or $115 million compared to the prior year quarter primarily due to a decrease of $90 million in sales volumes and a decrease of $36 million in average selling prices. Foreign currency positively impacted TiO2 revenue by $11 million primarily due to the strengthening of the Euro. Zircon revenue decreased $95 million primarily due to a 71% decrease in sales volumes and 3% decrease in average selling prices. Other products revenues decreased $23 million from the year-ago quarter primarily due to a decrease in sales volumes of both pig iron and rare earths elements.
Gross profit of $94 million was 14.2% of net sales compared to 25.9% of net sales in the year-ago quarter. The decrease in gross margin is primarily due to:
•the net unfavorable impact of 7 points due to product mix and higher production and commodity costs,
•the unfavorable impact of 2 points due to increased cost structures and idle facility charges, partially offset by
•the net favorable impact of 3 points due to changes in foreign exchange rates, primarily as a result of the South African Rand and Australian dollar.
•the unfavorable impact of 6 points primarily due to a decrease in TiO2 and Zircon selling prices.

Selling, general and administrative expenses decreased by $7 million or 10% during the three months ended September 30, 2023 compared to the same period of the prior year primarily driven by a $3 million decrease in employee costs. The remaining net decrease was driven by individually immaterial amounts.

Income from operations for the three months ended September 30, 2023 was $32 million compared to $163 million in the prior year period. The decrease of $131 million was primarily due to the lower sales volumes and selling prices of TiO2 and Zircon as well as higher production costs and unfavorable product mix partially offset by lower SG&A expenses as discussed above.
Adjusted EBITDA as a percentage of net sales was 17.5% for the three months ended September 30, 2023 as compared to 27.6% from the prior year primarily due to the lower gross margin as a result of higher production costs and unfavorable product mix as well as lower selling price as discussed above.
Interest expense for the three months ended September 30, 2023 increased by $10 million compared to the same period of 2022 primarily due to the increase in the effective interest rates on our long-term debt facilities and higher average outstanding debt balances on our short-term debt facilities period over period.
Other income, net for the three months ended September 30, 2023 primarily consisted of approximately $1 million of net realized and unrealized foreign currency gains and approximately $2 million associated with the monthly technical service fee relating to the Jazan slagger we receive from AMIC offset by other individually immaterial amounts totaling approximately $3 million.
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

The effective tax rate was (133)% and 13% for the three months ended September 30, 2023 and 2022, respectively. The effective tax rates for the three months ended September 30, 2023 and 2022 are impacted by a variety of factors including income and losses in jurisdictions with valuation allowances, non-taxable income and expense items, prior year accruals, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate.

Nine Months Ended September 30, 2023 compared to the Nine Months Ended September 30, 2022

	Nine Months Ended September 30,
	2023	2022	Variance
Net sales	$2,164	$2,805	$(641)
Cost of goods sold	1,780	2,078	(298)
Gross profit	384	727	(343)
Gross Margin	17.7%	25.9%	(8.2) pt

Selling, general and administrative expenses	206	220	(14)
Venator settlement	—	85	(85)
Income from operations	178	422	(244)
Interest expense	(113)	(92)	(21)
Interest income	10	6	4
Loss on extinguishment of debt	—	(21)	21
Other income, net	6	12	(6)
Income before income taxes	81	327	(246)
Income tax (provision) benefit	(339)	187	526
Net (loss) income	$(258)	$514	$(772)

Effective tax rate	419%	(57)%

EBITDA (1)	$390	$614	$(224)
Adjusted EBITDA (1)	$430	$762	$(332)
Adjusted EBITDA as % of Net Sales	19.9%	27.2%	(7.3) pt
_______________
(1)EBITDA and Adjusted EBITDA are Non-U.S. GAAP financial measures. Please refer to the “Non-U.S. GAAP Financial Measures” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of these measures and a reconciliation of these measures to Net income from operations.
Net sales of $2,164 million for the nine months ended September 30, 2023 decreased by 23% compared to $2,805 million for the same period in 2022. The decrease is primarily due to decreases in sales volumes of both TiO2 and Zircon.
Net sales by type of product for the nine months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended September 30,
	2023	2022	Variance	Percentage
TiO2	$1,729	$2,215	$(486)	(22)%
Zircon	200	346	(146)	(42)%
Other products	235	244	(9)	(4)%
Total net sales	$2,164	$2,805	$(641)	(23)%
For the nine months ended September 30, 2023, TiO2 revenue was lower by 22% or $486 million compared to the prior year period. TiO2 revenue decreased primarily due to a decrease of $481 million in sales volumes and a decrease of $12 million in average selling prices. Foreign currency positively impacted TiO2 revenue by $7 million due to the strengthening of the Euro. Zircon revenues decreased $146 million primarily due to a 46% decrease in sales volumes partially offset by a 3% increase in average selling prices. Other products revenues decreased $9 million primarily due to decrease in sales volumes of both pig iron and rare earths elements.
Gross margin of $384 million was 17.7% of net sales compared to 25.9% of net sales in the year-ago period. The decrease in gross margin is primarily due to:
•the net unfavorable impact of 8 points due to product mix and higher production and commodity costs,
•the unfavorable impact of 2 points due to increased cost structures and idle facility charges, partially offset by
•the net favorable impact of 3 points due to changes in foreign exchange rates, primarily due to the South African Rand and Australian dollar, and
•the unfavorable impact of 1 point primarily due to a decrease in TiO2 and Zircon selling prices.

Selling, general and administrative expenses decreased by $14 million or 6% during the nine months ended September 30, 2023 compared to the same period of the prior year primarily driven by a $5 million decrease in employee costs, $2 million decrease in travel and entertainment expenses and lower amortization cost of $2 million. The remaining net decrease was driven by individually immaterial amounts.
Income from operations for the nine months ended September 30, 2023 was $178 million compared to income from operations of $422 million in the prior year period. The decrease of $244 million was primarily due to the Venator settlement of $85 million in the prior year period, lower sales volumes and selling price of TiO2 and Zircon as well as the higher production costs and unfavorable product mix partially offset lower SG&A expenses as discussed above.
Adjusted EBITDA as a percentage of net sales was 19.9% for the nine months ended September 30, 2023, a decrease of 7.3 points from 27.2% in the prior year. The lower gross margin as a result of higher production costs and unfavorable product mix as well as lower selling price as discussed above were the primary drivers of the year-over-year decrease in Adjusted EBITDA percentage.
Interest expense for the nine months ended September 30, 2023 increased by $21 million compared to the same period of 2022 primarily due to the increase in the effective interest rates on our long-term debt facilities and higher average outstanding debt balances on our short-term debt facilities period over period.
Other income, net for the nine months ended September 30, 2023 primarily consisted of approximately $7 million of net realized and unrealized foreign currency gains and approximately $6 million associated with the monthly technical service fee relating to the Jazan slagger we receive from AMIC partially offset by individually immaterial amounts totaling $7 million.
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

The effective tax rate was 419% and (57)% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rates for the nine months ended September 30, 2023 and 2022 are impacted by a variety of factors including income and losses in jurisdictions with valuation allowances, non-taxable income and expense items, prior year accruals, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate. The effective tax rate for the nine months ended September 30, 2023 was significantly impacted by the $293 million deferred tax expense from the recording of additional valuation allowance in Australia. Refer to Note 3 for additional information relating to these valuation allowance movements.
Other Comprehensive Loss
Other comprehensive loss was $20 million in the three months ended September 30, 2023 as compared to other comprehensive loss of $115 million in the three months ended September 30, 2022. The change is primarily due to the unfavorable foreign currency translation adjustments of $27 million in the three months ended September 30, 2023 as compared to unfavorable foreign currency translation adjustments of $122 million in the prior year period. In addition, we recognized a net gain on derivative instruments of $7 million in the three months ended September 30, 2023 as compared to a net gain on derivative instruments of $6 million in the prior year period.
Other comprehensive loss was $56 million in the nine months ended September 30, 2023 as compared to other comprehensive loss of $146 million in the nine months ended September 30, 2022. The change is primarily due to the unfavorable foreign currency translation adjustments of $70 million in the nine months ended September 30, 2023 as compared to the unfavorable foreign currency translation adjustments of $175 million in the prior year period. In addition, we recognized a net gain on derivative instruments of $14 million in the nine months ended September 30, 2023 as compared to a net gain on derivative instruments of $27 million in the prior year period.
Liquidity and Capital Resources
The following table presents our liquidity as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(Millions of U.S. dollars)
Cash and cash equivalents	$246	$164
Available under the Cash Flow Revolver	343	300
Available under the Standard Credit Facility	53	59
Available under the Emirates Revolver	61	60
Available under the SABB Facility	17	19
Available under the Bank Itau Facility	$6	$6
Total	$726	$608
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
Working capital (calculated as current assets less current liabilities) was $1.5 billion at September 30, 2023 and $1.1 billion at December 31, 2022.
As of September 30, 2023, the non-guarantor subsidiaries of our Senior Notes due 2029 represented approximately 17% of our total consolidated liabilities and approximately 38% of our total consolidated assets. For both the three and nine months ended September 30, 2023, the non-guarantor subsidiaries of our Senior Notes due 2029 represented approximately 40% and

42%, respectively, of our total consolidated net sales. For the three and nine months ended September 30, 2023, the non-guarantor subsidiaries of our Senior Notes due 2029 represented approximately 44% and 53%, respectively, of our consolidated EBITDA (as such term is defined in the 2029 Indenture). In addition, as of September 30, 2023, our non-guarantor subsidiaries had $667 million of total consolidated liabilities (including trade payables but excluding intercompany liabilities), all of which would have been structurally senior to the 2029 Notes. See Note 11 of notes to unaudited condensed consolidated financial statements.
At September 30, 2023, we had outstanding letters of credit and bank guarantees of $108 million. See Note 15 of notes to unaudited condensed consolidated financial statements.
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
During the three months ended September 30, 2023, our credit rating with Moody’s remained unchanged at Ba3 stable outlook. Our Standard & Poor's rating also remained the same at B plus (+) but the outlook was changed on August 7, 2023 from positive to stable. See Note 11 of notes to unaudited condensed consolidated financial statements.
Cash and Cash Equivalents
We consider all investments with original maturities of three months or less to be cash equivalents. As of September 30, 2023, our cash and cash equivalents were invested in money market funds and we also receive earnings credits for some balances left in our bank operating accounts. We maintain cash and cash equivalents in bank deposit and money market accounts that may exceed federally insured limits. The financial institutions where our cash and cash equivalents are held are highly rated and geographically dispersed, and we have a policy to limit the amount of credit exposure with any one institution. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk.
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
Repatriation of Cash
At September 30, 2023, we held $246 million in cash and cash equivalents in these respective jurisdictions: $30 million in Europe, $112 million in the United States, $29 million in Australia, $19 million in Brazil, $37 million in South Africa, $8 million in Saudi Arabia, and $11 million in China. Our credit facilities limit transfers of funds from subsidiaries in the United States to certain foreign subsidiaries.
At September 30, 2023, Tronox Holdings plc had foreign subsidiaries with undistributed earnings. Although we would not be subject to income tax on these earnings, we have asserted that amounts in specific jurisdictions are indefinitely reinvested outside of the parent's taxing jurisdictions. These amounts could be subject to withholding tax if distributed, but the Company has made no provision for tax related to these undistributed earnings. The Company has removed its assertion that earnings in China are indefinitely reinvested, and the withholding tax accruals for potential repatriations from that jurisdiction are now reflected in the effective tax rate.
Stock Repurchases
On November 9, 2021, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's stock through February 2024. During the three and nine months ended September 30, 2023, we made no repurchases of the Company's stock. Under the authorization from our Board of Directors, we have approximately $251 million available for additional repurchases through February 2024.

Debt Obligations
At of September 30, 2023, we have no principal balance outstanding on any of our short-term debt facilities. Refer to Note 11 for further details.
At September 30, 2023 and December 31, 2022, our long-term debt, net of unamortized discount and debt issuance costs was $2.8 billion and $2.5 billion, respectively. At September 30, 2023 and December 31, 2022, our net debt (the excess of our debt over cash and cash equivalents) was $2.6 billion and $2.4 billion, respectively. See Note 11 of notes to unaudited condensed consolidated financial statements.
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
Cash Flows
The following table presents cash flow for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(Millions of U.S. dollars)
Cash provided by operating activities	$74	$358
Cash used in investing activities	(199)	(311)
Cash provided by (used in) financing activities	207	(184)
Effects of exchange rate changes on cash and cash equivalents	—	(4)
Net increase (decrease) in cash and cash equivalents	$82	$(141)
Cash Flows provided by Operating Activities — Cash provided by operating activities of $74 million is primarily driven by $317 million of net loss adjusted for non-cash items offset by a net cash outflow of $243 million related to changes in assets and liabilities. The following table provides our net cash provided by operating activities for the nine months ended

September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
	(Millions of U.S. dollars)
Net loss (income)	$(258)	$514
Adjustments for non-cash items	575	59
Income related cash generation	317	573
Net change in assets and liabilities	(243)	(215)
Cash provided by operating activities	$74	$358
Net cash from operating activities decreased by $284 million year-over-year from net cash provided by operations of $358 million in the prior year to net cash provided by operating activities of $74 million during the current year. This decrease was generated primarily due to a use of cash for working capital items of $211 million due to higher working capital needs including increased inventories including purchases of Jazan slag and lower accounts payable in the current year as compared to cash used from working capital items of $166 million in the prior year.
Cash Flows used in Investing Activities — Net cash used in investing activities for the nine months ended September 30, 2023 was $199 million as compared to $311 million for the same period in 2022 primarily due to lower capital expenditures of $202 million during the current year as compared to $314 million in the prior year as the development of the Atlas Campaspe mine was completed in the nine months ended September 30, 2023.
Cash Flows provided by (used in) Financing Activities —Net cash provided by financing activities during the nine months ended September 30, 2023 was $207 million as compared to cash used in financing activities of $184 million for the nine months ended September 30, 2022. The nine months ended September 30, 2023 was primarily comprised of the proceeds from the 2023 Term Loan Facility of $347 million partially offset by $69 million used to pay dividends and $55 million of total repayments offset by draw downs on several of our short-term debt facilities for general corporate purposes. The nine months ended September 30, 2022 was primarily comprised of the early redemption of the 6.5% Senior Secured Notes due 2025 of $500 million and a related call premium paid of $18 million. These repayments were offset by net proceeds from the new 2022 Term Loan Facility of $396 million. We also drew down $85 million on our Cash Flow Revolver and subsequently repaid $20 million in the prior year period. Additionally, in the prior year period, $50 million was used in the repurchase of the Company's stock as part of our previously announced share repurchase program and $60 million was used to pay dividends.
Contractual Obligations
The following table sets forth information relating to our contractual obligations as of September 30, 2023:

	Contractual Obligation Payments Due by Year (3)(4)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of U.S. dollars)
Long-term debt, net and lease financing (including interest) (1)	$3,749	221	406	1,610	1,512
Purchase obligations (2)	2,273	239	313	400	1,321
Operating leases	225	31	43	31	120
Asset retirement obligations and environmental liabilities(5)	430	21	41	48	320
Total	$6,677	512	803	2,089	3,273
__________________
(1)We calculated the Term Loan Facility interest at a LIBOR plus a margin of 2.50%, the 2022 Term Loan Facility at a SOFR plus a margin of 3.25% and the 2023 Term Loan Facility at a SOFR plus a margin of 3.50%. See Note 11 of notes to our unaudited condensed consolidated financial statements.

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

The following table reconciles net (loss) income to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Millions of U.S. dollars)
Net (loss) income (U.S. GAAP)	$(14)	$123	$(258)	$514
Interest expense	42	32	113	92
Interest income	(4)	(2)	(10)	(6)
Income tax provision (benefit)	8	18	339	(187)
Depreciation, depletion and amortization expense	67	66	206	201
EBITDA (non-U.S. GAAP)	99	237	390	614
Share-based compensation (a)	4	7	15	21
Venator settlement (b)	—	—	—	85
Loss on extinguishment of debt (c)	—	—	—	21
Foreign currency remeasurement (d)	(1)	(5)	(7)	(1)
Other items (e)	14	8	32	22
Adjusted EBITDA (non-U.S. GAAP)	$116	$247	$430	$762

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
The following table reconciles Net (loss) income attributable to Tronox to Adjusted net income attributable to Tronox for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Millions of U.S. dollars)		(Millions of U.S. dollars)
Net (loss) income attributable to Tronox Holdings plc (U.S. GAAP)	$(14)	$121	$(260)	$512
Venator settlement (a)	—	—	—	85
Loss on extinguishment of debt (b)	—	—	—	21
Income tax expense - deferred tax assets (c)	—	1	—	(7)
Tax valuation allowance (d)	—	(16)	293	(278)
Other (e)	2	2	3	5
Adjusted net (loss) income attributable to Tronox Holdings plc (non-U.S. GAAP) (1)	$(12)	$108	$36	$338

Diluted (loss) net income per share (U.S. GAAP)	$(0.09)	$0.77	$(1.66)	$3.23

Venator settlement, per share	—	—	—	0.54
Loss on extinguishment of debt, per share	—	—	—	0.13
Income tax expense - deferred tax assets, per share	—	0.01	—	(0.04)
Tax valuation allowance, per share	—	(0.10)	1.87	(1.76)
Other, per share	0.01	0.02	0.02	0.03
Diluted adjusted net (loss) income per share attributable to Tronox Holdings plc (non-U.S. GAAP) (2)	$(0.08)	$0.69	$0.23	$2.13

Weighted average shares outstanding, diluted (in thousands)	156,816	156,948	157,053	158,201

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
(2) Diluted adjusted net (loss) income per share attributable to Tronox Holdings plc was calculated from exact, not rounded Adjusted net (loss) income attributable to Tronox Holdings plc and share information.

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
Credit Risk
Credit risk is the risk that a borrower or a counterparty will fail to meet their obligations. A significant portion of our liquidity is concentrated in trade accounts receivable that arise from sales of our products to customers. In the case of TiO2, the high level of industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. We have significant exposure to credit risk in industries that are affected by cyclical economic fluctuations. We perform ongoing credit evaluations of our customers from time to time, as deemed appropriate, to mitigate credit risk but generally do not require collateral. Our contracts typically enable us to tighten credit terms if we perceive additional credit risk; however, historic losses due to write offs of bad debt have been insignificant. In addition, due to our international operations, we are subject to potential trade restrictions and sovereign risk in certain countries in which we operate. We maintain allowances for potential credit losses based on specific customer review and current financial conditions. During the nine months ended September 30, 2023 and 2022, our ten largest third-party customers represented 37% and 30%, respectively, of our consolidated net sales. During the nine months ended September 30, 2023 and 2022, no single customer accounted for 10% of our consolidated net sales.
Interest Rate Risk
Interest rate risk arises from the possibility that changes in interest rates will impact our financial results. We are exposed to interest rate risk on our floating rate debt, the Term Loan Facility, the 2022 Term Loan Facility, the 2023 Term Loan Facility, Standard Bank Term Loan Facility, and Cash Flow Revolver, Standard Bank Revolver, Emirates Revolver and SABB Credit Facility balances. Using a sensitivity analysis as of September 30, 2023, a hypothetical 1% increase in interest rates would result in a net decrease to pre-tax income of approximately $7 million on an annualized basis. This is due to the fact that earnings on our floating rate financial assets of $130 million at September 30, 2023 would increase by the full 1%, offsetting the impact of a 1% increase in interest expense on our floating rate debt of approximately $786 million.
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
As of September 30, 2023, the Company maintains a total of $950 million of interest rate swaps with the objective in using the interest-rate swap agreements to add stability to interest expense and to manage the Company's exposure to interest rate movements. These interest rate swaps have been designated as cash flow hedges and involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company's objectives in using the interest rate swap agreements are to add stability to interest expense and to manage its exposure to interest rate movements.
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
We periodically enter into foreign currency contracts used to hedge non-functional currency sales for our South African subsidiaries and forecasted non-functional currency cost of goods sold for our Australian subsidiaries. These foreign currency contracts are designated as cash flow hedges. Changes to the fair value of these foreign currency contracts are recorded as a component of other comprehensive (loss) income to the extent such contracts are effective, and are recognized in net sales or costs of goods sold in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. As of September 30, 2023, we had no outstanding amounts to reduce the exposure of our Australian subsidiaries’ cost of sales to fluctuations in currency rates or to reduce the exposure of our South African subsidiaries' third party sales to fluctuations in currency rates. During the nine months ended September 30, 2023, the deferred loss of $4 million recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet at December 31, 2022 was fully recognized in earnings. Refer to Note 12 in notes to unaudited condensed consolidated financial statements.

From time to time, we enter into foreign currency contracts for the South African Rand, Australian Dollar, Euro, Pound Sterling, and Saudi Riyal to reduce exposure of our subsidiaries’ balance sheet accounts not denominated in our subsidiaries’ functional currency to fluctuations in foreign currency exchange rates. Historically, we have used forward contracts to reduce the exposure.  For accounting purposes, these foreign currency contracts are not considered hedges. The change in fair value associated with these contracts is recorded in “Other expense, net” within the unaudited Condensed Consolidated Statement of Operations and partially offsets the change in value of third party and intercompany-related receivables not denominated in the functional currency of the subsidiary. At September 30, 2023, there was (i) 496 million South African Rand (or approximately $26 million at September 30, 2023 exchange rate), (ii) 202 million Australian dollars (or approximately $130 million at the September 30, 2023 exchange rate), (iii) 11 million Pound Sterling (or approximately $14 million at the September 30, 2023 exchange rate), (iv) 47 million Euro (or approximately $50 million at the September 30, 2023 exchange rate), and (v) 51 million Saudi Riyal (or approximately $14 million at the September 30, 2023 exchange rate) of notional amounts of outstanding foreign currency contracts. At December 31, 2022, there was (i) 1.2 billion South African Rand (or approximately $64 million at the September 30, 2023 exchange rate), (ii) 197 million Australian dollars (or approximately $127 million at the September 30, 2023 exchange rate), (iii) 20 million Pound Sterling (or approximately $24 million at the September 30, 2023 exchange rate, and (iv) 44 million Euro (or approximately $47 million at the September 30, 2023 exchange rate) of notional amounts outstanding foreign currency contracts.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of Tronox’s management, including our co-CEOs and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”), as of September 30, 2023, the end of the period covered by this report. Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date. Tronox’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Tronox in the reports that it files or submits under the Exchange Act is accumulated and communicated to Tronox’s management, including Tronox’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date.
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

Other than as discussed above, during the quarter ended September 30, 2023, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table provides information with respect to purchases of our shares of common stock, $0.01 par value per share, during the three months ended September 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs (1)	Approximate Dollar Value That May Yet Be Purchased Under the Program (2)
				$250,536,235
July 1, 2023 through July 31, 2023	—	$—	—	$250,536,235
August 1, 2023 through August 31, 2023	—	$—	—	$250,536,235
September 1, 2023 through September 30, 2023	—	$—	—	$250,536,235
Totals	—	$—	—	$250,536,235
(1) On November 9, 2021, the Company announced that the Company's Board of Directors had authorized the repurchase of up to $300 million of the Company's ordinary shares, $0.01 par value per share (the "ordinary shares"), through February 2024.
(2) Amounts reflect the remaining dollar value of shares that may be purchased under the stock repurchase program described above.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) had any contact, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for any "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K.

Item 6.    Exhibits

Exhibit No.

10.1
Amendment No. 3 to Amended and Restated Credit Agreement, dated as of August 16, 2023, by and among the Company, Tronox Finance LLC, certain of the Company's subsidiaries, the incremental term lenders party thereto, and HSBC Bank USA, National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on August 16, 2023).

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

101
The following financial statements from Tronox Holdings plc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (furnished herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema Document. (furnished herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (furnished herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. (furnished herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. (furnished herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (furnished herewith)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2023, which has been formatted in Inline XBRL and contained in Exhibit 101.
_______________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:
October 26, 2023

TRONOX HOLDINGS PLC (Registrant)

By:	/s/ D. John Srivisal
Name:	D. John Srivisal
Title:	Senior Vice President, Chief Financial Officer

By:	/s/ Jonathan P. Flood
Name:	Jonathan P. Flood
Title:	Vice President, Controller and Principal Accounting Officer