Form 10-Q
period 2024-03-31
Tronox Holdings plc
filed 2024-05-02
CIK 1530804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of April 22, 2024, the Registrant had 157,838,526 ordinary shares outstanding.

Item 1.    Financial Statements (Unaudited)

Page No.

Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2024 and 2023	4
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the Three Months Ended March 31, 2024 and 2023	5
Unaudited Condensed Consolidated Balance Sheets at March 31, 2024 and December 31, 2023	6
Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2024 and 2023	7
Unaudited Condensed Consolidated Statement of Shareholders’ Equity for the Three Months Ended March 31, 2024 and 2023	8
Notes to Unaudited Condensed Consolidated Financial Statements	10

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Net sales	$774	$708
Cost of goods sold	654	575
Gross profit	120	133
Selling, general and administrative expenses	79	71
Income from operations	41	62
Interest expense	(42)	(33)
Interest income	4	3
Other (expense) income, net	(1)	2
Income before income taxes	2	34
Income tax provision	(11)	(9)
Net (loss) income	(9)	25
Net income attributable to noncontrolling interest	—	2
Net (loss) income attributable to Tronox Holdings plc	$(9)	$23

(Loss) Earnings per share:
Basic	$(0.06)	$0.15
Diluted	$(0.06)	$0.15

Weighted average shares outstanding, basic (in thousands)	157,331	155,175
Weighted average shares outstanding, diluted (in thousands)	157,331	156,641
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(Millions of U.S. dollars)

	Three Months Ended March 31,
	2024	2023
Net (loss) income	$(9)	$25
Other comprehensive income (loss):
Foreign currency translation adjustments	(41)	(13)
Pension and postretirement plans:
Actuarial loss, (net of tax benefit of nil and $1 million in the three months ended March 31, 2024 and 2023, respectively)	—	1
Total pension and postretirement gain	—	1
Realized (gains) losses on derivatives reclassified from accumulated other comprehensive loss to the Condensed Consolidated Statement of Operations (net of tax benefit of nil and $1 million in the three months ended March 31, 2024 and 2023, respectively)	(1)	3
Unrealized gains (losses) on derivative financial instruments, (net of tax benefit of nil and $2 million for the three months ended March 31, 2024 and March 31, 2023, respectively) - See Note 12	10	(6)

Other comprehensive loss	(32)	(15)

Total comprehensive (loss) income	(41)	10

Comprehensive (loss) income attributable to noncontrolling interest:
Net income	—	2
Foreign currency translation adjustments	(1)	2
Comprehensive (loss) income attributable to noncontrolling interest	(1)	4

Comprehensive (loss) income attributable to Tronox Holdings plc	$(40)	$6

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	March 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$152	$273
Restricted cash	2	—
Accounts receivable (net of allowance for credit losses of $5 million and $3 million as of March 31, 2024 and December 31, 2023, respectively)	378	290
Inventories, net	1,403	1,421
Prepaid and other assets	214	141
Income taxes receivable	10	10
Total current assets	2,159	2,135
Noncurrent Assets
Property, plant and equipment, net	1,804	1,835
Mineral leaseholds, net	639	654
Intangible assets, net	243	243
Lease right of use assets, net	134	132
Deferred tax assets	915	917
Other long-term assets	128	218
Total assets	$6,022	$6,134

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$398	$461
Accrued liabilities	240	230
Short-term lease liabilities	22	24
Short-term debt	4	11
Long-term debt due within one year	27	27
Total current liabilities	691	753
Noncurrent Liabilities
Long-term debt, net	2,780	2,786
Pension and postretirement healthcare benefits	103	104
Asset retirement obligations	176	172
Environmental liabilities	48	48
Long-term lease liabilities	105	103
Deferred tax liabilities	156	149
Other long-term liabilities	38	39
Total liabilities	4,097	4,154

Commitments and Contingencies - Note 15
Shareholders’ Equity
Tronox Holdings plc ordinary shares, par value $0.01 — 157,838,425 shares issued and outstanding at March 31, 2024 and 156,793,755 shares issued and outstanding at December 31, 2023	2	2
Capital in excess of par value	2,070	2,064
Retained earnings	655	684
Accumulated other comprehensive loss	(845)	(814)
Total Tronox Holdings plc shareholders’ equity	1,882	1,936
Noncontrolling interest	43	44
Total equity	1,925	1,980
Total liabilities and equity	$6,022	$6,134
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Millions of U.S. dollars)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(9)	$25
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	72	71
Deferred income taxes	11	(1)
Share-based compensation expense	6	6
Amortization of deferred debt issuance costs and discount on debt	2	2
Other non-cash items affecting net (loss) income	16	16
Changes in assets and liabilities:
Increase in accounts receivable, net of allowance for credit losses	(94)	(41)
Decrease (increase) in inventories, net	11	(83)
Decrease in prepaid and other assets	16	2
Decrease in accounts payable and accrued liabilities	(49)	(68)
Net changes in income tax payables and receivables	(3)	2
Changes in other non-current assets and liabilities	(8)	(10)
Cash used in operating activities	(29)	(79)

Cash Flows from Investing Activities:
Capital expenditures	(76)	(93)
Proceeds from sale of assets	—	2
Cash used in investing activities	(76)	(91)

Cash Flows from Financing Activities:
Repayments of short-term debt	(6)	(26)
Repayments of long-term debt	(5)	(4)
Proceeds from short-term debt	—	152
Dividends paid	(1)	(2)
Cash (used in) provided by financing activities	(12)	120

Effects of exchange rate changes on cash and cash equivalents and restricted cash	(2)	1

Net decrease in cash and cash equivalents and restricted cash	(119)	(49)
Cash and cash equivalents and restricted cash at beginning of period	273	164
Cash and cash equivalents and restricted cash at end of period	$154	$115

Supplemental cash flow information:
Interest paid, net	$52	$34

Income taxes paid	$3	$7
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Millions of U.S. dollars, except for shares)
For the three months ended March 31, 2024

	Tronox Holdings plc Ordinary Shares (in thousands)	Tronox Holdings plc Ordinary Shares (Amount)	Capital in Excess of par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Tronox Holdings plc Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2023	156,794	$2	$2,064	$684	$(814)	$1,936	$44	$1,980
Net income	—	—	—	(9)	—	(9)	—	(9)
Other comprehensive (loss) income	—	—	—	—	(31)	(31)	(1)	(32)
Share-based compensation	1,050	—	6	—	—	6	—	6
Shares cancelled	(6)	—	—	—	—	—	—	—
Ordinary share dividends ($0.125 per share)	—	—	—	(20)	—	(20)	—	(20)
Balance at March 31, 2024	157,838	$2	$2,070	$655	$(845)	$1,882	$43	$1,925
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
Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.
In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, considered necessary for a fair statement of its financial position as of March 31, 2024, and its results of operations for the three months ended March 31, 2024 and 2023. Our unaudited condensed consolidated financial statements include the accounts of all majority-owned subsidiary companies. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the manner and presentation in the current period.
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
Contract assets represent our rights to consideration in exchange for products that have transferred to a customer when the right is conditional on situations other than the passage of time. For products that we have transferred to our customers, our rights to the consideration are typically unconditional and only the passage of time is required before payments become due. These unconditional rights are recorded as "Accounts receivable" in the unaudited Condensed Consolidated Balance Sheets. As of March 31, 2024, and December 31, 2023, we did not have any material contract asset balances.
Contract liabilities represent our obligations to transfer products to a customer for which we have received consideration from the customer. From time to time, we may receive advance payment from our customers that is accounted for as deferred revenue. Deferred revenue is earned when control of the product transfers to the customer, which is typically within a short period of time from when we received the advanced payment. Contract liability balances as of March 31, 2024 and December 31, 2023 were $1 million and less than $1 million, respectively. Contract liability balances were reported as “Accounts payable” in the unaudited Condensed Consolidated Balance Sheets.  All material contract liabilities as of December 31, 2023 were recognized as revenue in “Net sales” in the unaudited Condensed Consolidated Statements of Operations during the first quarter of 2024.
Disaggregation of Revenue
We operate under one operating and reportable segment, Tronox. We disaggregate our revenue from contracts with customers by product type and geographic area. We believe this level of disaggregation appropriately depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors and reflects how our business is managed.

Net sales to external customers by geographic areas where our customers are located were as follows:

	Three Months Ended March 31,
	2024	2023
North America	$192	$189
South and Central America	46	42
Europe, Middle-East and Africa	309	282
Asia Pacific	227	195
Total net sales	$774	$708

Net sales from external customers for each similar type of product were as follows:

	Three Months Ended March 31,
	2024	2023
TiO2	$605	$560
Zircon	88	72
Other products	81	76
Total net sales	$774	$708
Other products mainly include pig iron, TiCl4 and other mining products.
During both the three months ended March 31, 2024 and 2023, our ten largest third-party customers represented 37% of our consolidated net sales. During the three months ended March 31, 2024 and 2023, no single customer accounted for 10% of our consolidated net sales.

3.    Income Taxes
Our operations are conducted through various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.
Income before income taxes is comprised of the following:

	Three Months Ended March 31,
	2024	2023
Income tax provision	$(11)	$(9)
Income before income taxes	$2	$34
Effective tax rate	550%	26%
Tronox Holdings plc, a U.K. public limited company is the parent company for the business group, and the statutory tax rate in the U.K. at both March 31, 2024 and 2023 was 25% and 19%, respectively. The statutory rate in the U.K. changed to 25% effective April 1, 2023 and a weighted average of 23.5% was applied for the full year 2023. The effective tax rates for both the three months ended March 31, 2024 and 2023 are impacted by a variety of factors including income and losses in jurisdictions with valuation allowances, non-taxable income and expense items, prior year accruals, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate.

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

We continue to maintain full valuation allowances related to the total net deferred tax assets in Australia and the United Kingdom, as we cannot objectively assert that these deferred tax assets are more likely than not to be realized. Until these valuation allowances are eliminated, future provisions for income taxes for these jurisdictions will include no tax benefits with respect to losses incurred and tax expense only to the extent of current tax payments. Additionally, we have valuation allowances against specific tax assets in South Africa and the United States.

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

During the year ended December 31, 2023, the United Kingdom enacted legislation consistent with guidance from the Organization for Economic Co-operation and Development ("OECD") for the implementation of the Global Anti-Base Erosion Model Rules (Pillar Two). Additionally, various other jurisdictions have now implemented domestic minimum taxes which are also effective for 2024. Neither the UK multinational top-up tax nor any jurisdiction's domestic minimum tax are expected to have a material impact on our income tax provisions for 2024.

4.    Income Per Share
The computation of basic and diluted income per share for the periods indicated is as follows:

	Three Months Ended March 31,
	2024	2023
Numerator - Basic and Diluted:
Net (loss) income	$(9)	$25
Less: Net income attributable to noncontrolling interest	—	2
Net (loss) income available to ordinary shares	$(9)	$23

Denominator - Basic and Diluted:
Weighted-average ordinary shares, basic (in thousands)	157,331	155,175
Weighted-average ordinary shares, diluted (in thousands)	157,331	156,641

Basic net (loss) income per ordinary share	$(0.06)	$0.15
Diluted net (loss) income per ordinary share	$(0.06)	$0.15
Net (loss) income per ordinary share amounts were calculated from exact, not rounded net (loss) income and share information.  Anti-dilutive shares not recognized in the diluted net income per share calculation for the three months ended March 31, 2024 and 2023 were as follows:

	Shares
	Three Months Ended March 31,
	2024	2023
Options	4,397	265,376
Restricted share units	1,285,008	2,798,108

5.    Accounts Receivable Securitization Program

On March 15, 2022, the Company entered into an accounts receivable securitization program (“Securitization Facility”) with a financial institution ("Purchaser"), through our wholly owned special purpose bankruptcy-remote subsidiary Tronox Securitization LLC (“ SPE”). In November 2022, the Securitization Facility was amended (the "First Amendment") to include receivable generated by our wholly-owned Australian operating subsidiaries Tronox Pigment Pty Ltd., Tronox Pigment Bunbury Ltd. and Tronox Mining Australia Ltd. In June 2023, the Company entered into an additional amendment (the “Second Amendment”) to further include receivables generated by our wholly-owned European operating subsidiaries Tronox Pigment Holland BV and Tronox Pigment UK Limited. Neither the facility limit nor the program term were changed as a result of the Second Amendment, which remained at $200 million and November 2025, respectively.
In March 2024, we entered into a Securitization Facility technical amendment (the "Third Amendment"), to increase the percentage of certain receivables eligible for sale to the Purchaser. In April 2024, we again amended the Securitization Facility (the "Fourth Amendment"), to increase the Facility Limit from $200 million to $230 million. The Fourth Amendment had no impact to financial position or financial results at and for the three months ended March 31, 2024.
As the Company does not maintain effective control over the sold receivables, we derecognize the sold receivables from our unaudited Condensed Consolidated Balance Sheet and classify the cash proceeds as source of cash from operating activities in our unaudited Condensed Consolidated Statement of Cash Flows.

The program is structured on a revolving basis under which cash collections from receivables are used to fund additional purchases of receivables at 100% face value, not to exceed the facility limit. As of March 31, 2024 and December 31, 2023, the total value of accounts receivables sold under the Securitization Facility and derecognized from the Company's unaudited Condensed Consolidated Balance Sheet was $200 million and $186 million, respectively. Additionally, at March 31, 2024 and December 31, 2023, we retained approximately $171 million and $129 million, respectively, of unsold receivables which we pledged as collateral for the sold receivables.
The following table sets forth a summary of the receivables sold and fees incurred under the program during the related periods:

	Three Months Ended March 31,
	2024	2023
Cash proceeds from collections reinvested in the program	$222	$144
Incremental accounts receivables sold	236	138
Fees incurred[1]	3	2
1 Amounts relate to monthly utilization of the Securitization Facility and are recorded in "Other (expense) income, net" in our unaudited Condensed Consolidated Statement of Operations.

6.    Inventories, Net
Inventories, net consisted of the following:

	March 31, 2024	December 31, 2023
Raw materials	$342	$352
Work-in-process	141	141
Finished goods, net	682	688
Materials and supplies, net	238	240
Inventories, net	$1,403	$1,421
Materials and supplies, net consists of processing chemicals, maintenance supplies and spare parts, which will be consumed directly and indirectly in the production of our products.
At March 31, 2024 and December 31, 2023, there was approximately $60 million and $57 million, respectively, of inventory that is not expected to be sold within one year and as such, has been recorded in "Other long-term assets" on the Condensed Consolidated Balance Sheets.
At March 31, 2024 and December 31, 2023, inventory obsolescence reserves primarily for materials and supplies were $44 million and $42 million, respectively. Reserves for lower of cost or market and net realizable value were $27 million and $50 million at March 31, 2024 and December 31, 2023, respectively.

7.    Property, Plant and Equipment, Net
Property, plant and equipment, net of accumulated depreciation, consisted of the following:

	March 31, 2024	December 31, 2023
Land and land improvements	$236	$237
Buildings	401	404
Machinery and equipment	2,524	2,530
Construction-in-progress	325	319
Other	61	60
Subtotal	3,547	3,550
Less: accumulated depreciation	(1,743)	(1,715)
Property, plant and equipment, net	$1,804	$1,835
Substantially all of the property, plant and equipment, net is pledged as collateral for our debt. See Note 11.
The table below summarizes depreciation expense related to property, plant and equipment for the periods presented, recorded in the specific line items in our unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2024	2023
Cost of goods sold	$56	$54
Selling, general and administrative expenses	1	1
Total	$57	$55

8.    Mineral Leaseholds, Net
Mineral leaseholds, net of accumulated depletion, consisted of the following:

	March 31, 2024	December 31, 2023
Mineral leaseholds	$1,249	$1,260
Less: accumulated depletion	(610)	(606)
Mineral leaseholds, net	$639	$654

Depletion expense relating to mineral leaseholds recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations was $7 million and $8 million during the three months ended March 31, 2024 and 2023, respectively.

9.    Intangible Assets, Net
Intangible assets, net of accumulated amortization, consisted of the following:

	March 31, 2024			December 31, 2023
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$291	$(255)	$36	$291	$(250)	$41
TiO2 technology	93	(45)	48	93	(44)	49
Internal-use software and other	208	(49)	159	201	(48)	153
Intangible assets, net	$592	$(349)	$243	$585	$(342)	$243
As of March 31, 2024 and December 31, 2023, internal-use software included approximately $131 million and $125 million, respectively, of capitalized software costs which are not being amortized as the software is not ready for its intended use.
The table below summarizes amortization expense related to intangible assets for the periods presented, recorded in the specific line items in our unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2024	2023
Cost of goods sold	$1	$1
Selling, general and administrative expenses	7	7
Total	$8	$8
Estimated future amortization expense related to intangible assets is $24 million for the remainder of 2024, $35 million for 2025, $21 million for 2026, $24 million for 2027, $23 million for 2028 and $116 million thereafter.

10.    Balance Sheet and Cash Flow Supplemental Information
Accrued liabilities consisted of the following:

	March 31, 2024	December 31, 2023
Employee-related costs and benefits	$99	$111
Related party payables	9	1
Interest	4	16
Sales rebates	43	36
Taxes other than income taxes	12	6
Asset retirement obligations	12	14
Other accrued liabilities	61	46
Accrued liabilities	$240	$230
Additional supplemental cash flow information for the three months ended March 31, 2024 and 2023 and as of March 31, 2024 and December 31, 2023 is as follows:

	Three Months Ended March 31,
Supplemental non cash information:	2024	2023
Operating activities - Chloride slag inventory purchases made from AMIC (including VAT)	$18	$—
Operating activities - MGT sales made to AMIC	$2	$1
Investing activities - In-kind receipt of AMIC loan repayment	$18	$—
Financing activities - Repayment of MGT loan	$2	$1

	March 31, 2024	December 31, 2023
Capital expenditures acquired but not yet paid	$43	$67

11.    Debt
Long-Term Debt
Long-term debt, net of an unamortized discount and debt issuance costs, consisted of the following:

	Original Principal	Annual Interest Rate	Maturity Date	March 31, 2024	December 31, 2023
Term Loan Facility, net of unamortized discount (1)	1,300	Variable	3/11/2028	$899	$898
2022 Term Loan Facility, net of unamortized discount(1)	400	Variable	4/4/2029	389	390
2023 Term Loan Facility, net of unamortized discount(1)	350	Variable	8/16/2028	346	347
Senior Notes due 2029	1,075	4.625%	3/15/2029	1,075	1,075
Standard Bank Term Loan Facility (1)	98	Variable	11/11/2026	60	64
Australian Government Loan, net of unamortized discount	N/A	N/A	12/31/2036	1	1
MGT Loan(2)	36	Variable	Variable	23	25
Finance leases				42	43
Long-term debt				2,835	2,843
Less: Long-term debt due within one year				(27)	(27)
Debt issuance costs				(28)	(30)
Long-term debt, net				$2,780	$2,786
_______________
(1)The average effective interest rate on the Term Loan Facility (including the impacts of the interest rate swaps), the 2022 Term Loan Facility, the 2023 Term Loan Facility, and the Standard Bank Term Loan Facility was 5.7%, 9.0%, 9.2% and 10.6%, respectively, during the three months ended March 31, 2024. The average effective interest rate on the Term Loan Facility (including the impacts of the interest rate swaps), the 2022 Term Loan Facility and Standard Bank Term Loan Facility was 5.3%, 8.4% and 9.7%, respectively, during the three months ended March 31, 2023. As of March 31, 2024, the applicable margin on the Term Loan Facility, 2022 Term Loan Facility and 2023 Term Loan Facility was 2.50%, 3.25%, and 3.50%, respectively.
(2)The MGT loan is a related party debt facility. The average effective interest rate on the MGT loan was 6.0% during both the three months ended March 31, 2024 and March 31, 2023.

Long-Term Debt
On May 1, 2024, Tronox Finance LLC (the “Borrower”), Tronox Holdings plc (the “Company”), certain of the Company’s subsidiaries, the incremental term lender party thereto and HSBC Bank USA, National Association, as Administrative Agent and Collateral Agent, entered into Amendment No. 4 to the Amended and Restated First Lien Credit Agreement (the "2024 Amendment"). The 2024 Amendment provides the Borrower with a new five -year incremental term loan facility ("the 2024 Term Loan Facility") under its credit agreement in an aggregate initial principal amount of $741 million. The proceeds of the 2024 Term Loan Facility were used to repay in full the Company's outstanding 2022 Term Loan and 2023 Term Loan.
Short-Term Debt
Insurance premium financing
In August 2023, the Company entered into a $27 million insurance premium financing agreement with a third-party financing company. The financing balance requires a 33% down payment and will be repaid in monthly installments over 9 months at an 8% fixed annual interest rate. As of March 31, 2024, the financing balance was $4 million and is recorded in "Short-term debt" in the Condensed Consolidated Balance Sheet.
Debt Covenants
As of March 31, 2024, we are in compliance with all financial covenants in our debt facilities.
12.    Derivative Financial Instruments
Derivatives recorded on the Condensed Consolidated Balance Sheets:
The following table is a summary of the fair value of derivatives outstanding at March 31, 2024 and December 31, 2023:

	Fair Value
	March 31, 2024		December 31, 2023
	Assets(a)	Accrued Liabilities	Assets(a)	Accrued Liabilities
Derivatives Designated as Cash Flow Hedges
Interest Rate Swaps	$28	$—	$18	$—
Natural Gas Hedges	$—	$1	$—	$1
Total Hedges	$28	$1	$18	$1
Derivatives Not Designated as Cash Flow Hedges
Currency Contracts	$1	$—	$1	$1
Total Derivatives	$29	$1	$19	$2
(a) At March 31, 2024 and December 31, 2023, current assets of $29 million and $19 million, respectively, are recorded in prepaid and other current assets on the Condensed Consolidated Balance Sheets.
Derivatives' Impact on the Condensed Consolidated Statement of Operations:
The following table summarizes the impact of the Company's derivatives on the unaudited Condensed Consolidated Statement of Operations:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings		Amount of Pre-Tax Gain (Loss) Recognized in Earnings
	Cost of Goods Sold	Other (expense) income, net	Cost of Goods Sold	Other (expense) income, net
	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023

Derivatives Not Designated as Hedging Instruments
Currency Contracts	$—	$(6)	$—	$(7)
Derivatives Designated as Hedging Instruments
Currency Contracts	$—	$—	$(2)	$—
Natural Gas Hedges	$(1)	$—	$(1)	$—
Total Derivatives	$(1)	$(6)	$(3)	$(7)
Interest Rate Risk

As of March 31, 2024, the Company maintains a total of $950 million of interest rate swaps with the objective in using the interest-rate swap agreements to add stability to interest expense and to manage the Company's exposure to interest rate movements. These interest rate swaps have been designated as cash flow hedges and involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Fair value gains or losses on these cash flow hedges are recorded in accumulated other comprehensive loss and are subsequently reclassified into interest expense in the same periods during which the hedged transactions affect earnings.
At March 31, 2024 and December 31, 2023, the net unrealized gain of $28 million and the unrealized gain of $18 million, respectively, was recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet. For the three months ended March 31, 2024, the amounts recorded in interest expense related to the interest-rate swap agreements were $8 million, of which $2 million for each period was reclassified from "Accumulated other comprehensive loss" to interest expense. For the three months ended March 31, 2023, the net amounts recorded in interest expense related to the interest-rate swap agreements were $4 million.
Foreign Currency Risk
From time to time, we enter into foreign currency contracts used to hedge forecasted third party non-functional currency sales for our South African subsidiaries and forecasted non-functional currency cost of goods sold for our Australian subsidiaries. Historically, we have used a combination of zero-cost collars or forward contracts to reduce the exposure.  These foreign currency contracts are designated as cash flow hedges. Changes to the fair value of these foreign currency contracts are recorded as a component of other comprehensive (loss) income, if these contracts remain highly effective, and are recognized in net sales or costs of goods sold in the period in which the forecasted transaction affects earnings or are recognized in other (expense) income, net when the transactions are no longer probable of occurring. As of March 31, 2024, we had no outstanding amounts to reduce the exposure of our Australian subsidiaries’ cost of sales to fluctuations in currency rates or to reduce the exposure of our South African subsidiaries' third party sales to fluctuations in currency rates. At December 31, 2022, there was an unrealized net loss of $4 million recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet, of which $2 million was recognized in earnings during the three months ended March 31, 2023.
From time to time, we enter into foreign currency contracts for the South African Rand, Australian Dollar, Euro, Pound Sterling, and Saudi Riyal to reduce exposure of our subsidiaries’ balance sheet accounts not denominated in our subsidiaries’ functional currency to fluctuations in foreign currency exchange rates. Historically, we have used forward contracts to reduce the exposure.  For accounting purposes, these foreign currency contracts are not considered hedges. The change in fair value associated with these contracts is recorded in “Other (expense) income, net” within the unaudited Condensed Consolidated Statement of Operations and partially offsets the change in value of third party and intercompany-related receivables not denominated in the functional currency of the subsidiary. At March 31, 2024, there was (i) 971 million South African Rand (or approximately $51 million at March 31, 2024 exchange rate), (ii) 138 million Australian dollars (or approximately $90 million at the March 31, 2024 exchange rate), (iii) 48 million Pound Sterling (or approximately $61 million at the March 31, 2024 exchange rate), (iv) 7 million Euro (or approximately $8 million at the March 31, 2024 exchange rate), and (v) 88 million Saudi Riyal (or approximately $23 million at the March 31, 2024 exchange rate) of notional amounts of outstanding foreign currency contracts. At December 31, 2023, there was (i) 837 million South African Rand (or approximately $44 million at the March 31, 2024 exchange rate), (ii) 153 million Australian dollars (or approximately $100 million at the March 31, 2024 exchange rate), (iii) 45 million Pound Sterling (or approximately $57 million at the March 31, 2024 exchange rate), (iv) 45 million Euro (or approximately $49 million at the March 31, 2024 exchange rate) and (v) 67 million Saudi Riyal (or approximately $18 million at the March 31, 2024 exchange rate) of notional amounts of outstanding foreign currency contracts.
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
Level 1 -Quoted prices in active markets for identical assets or liabilities

Level 2 -Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly
Level 3 -Unobservable inputs based on the Company’s own assumptions
Our debt is recorded at historical amounts. The following table presents the fair value of our debt and derivative contracts at both March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Asset	Liability	Asset	Liability
Term Loan Facility	—	903	—	903
2022 Term Loan Facility	—	393	—	394
2023 Term Loan Facility	—	350	—	351
Standard Bank Term Loan Facility	—	60	—	64
Senior Notes due 2029	—	966	—	956
Australian Government Loan	—	1	—	1
MGT Loan	—	23	—	25
Interest rate swaps	28	—	18	—
Natural gas hedges	—	1	—	1
Foreign currency contracts	1	—	1	1
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

14.    Asset Retirement Obligations
Asset retirement obligations consist primarily of rehabilitation and restoration costs, landfill capping costs, decommissioning costs, and closure and post-closure costs. Activities related to asset retirement obligations were as follows:

	Three Months Ended March 31,
	2024	2023
Beginning balance	$186	$161
Additions	5	1
Accretion expense	5	4
Remeasurement/translation	(7)	(2)
Other, including change in estimates	—	(3)
Settlements/payments	(1)	(3)
Balance, March 31,	$188	$158

	March 31, 2024	December 31, 2023
Current portion included in “Accrued liabilities”	$12	$14
Noncurrent portion included in “Asset retirement obligations”	176	172
Asset retirement obligations	$188	$186

15.    Commitments and Contingencies
Purchase and Capital Commitments—Includes obligations for purchase requirements of process chemicals, supplies, utilities and services entered into in the ordinary course of business. At March 31, 2024, purchase commitments were $280 million for the remainder of 2024, $170 million for 2025, $161 million for 2026, $157 million for 2027, $286 million for 2028, and $1,431 million thereafter.
Letters of Credit—At March 31, 2024, we had outstanding letters of credit and bank guarantees of $102 million, of which $63 million were letters of credit, of which $48 million is related to the sale of Hawkins Point as discussed below, and $39 million were bank guarantees. Amounts for performance bonds were not material.
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
Hawkins Point Plant.  Residual waste mud, known as Batch Attack Mud, and a spent sulfuric waste stream were deposited in an onsite repository (the “Batch Attack Lagoon”) at a former TiO2 manufacturing site, Hawkins Point Plant in Baltimore, Maryland, operated by Cristal USA, Inc. from 1954 until 2011. We assumed responsibility for remediation of the Hawkins Point Plant when we acquired the TiO2 business of Cristal in April 2019. On December 21, 2022, we sold the Hawkins Point Plant to the Maryland Port Administration ("MPA"), a state agency controlled by the Maryland Department of Transportation. Pursuant to the terms of the transaction, MPA became the lead party in developing and implementing appropriate measures to address, treat, control, and mitigate the environmental conditions at the property under the regulatory oversight of the Maryland Department of the Environment ("MDE"). Under MPA ownership, the Hawkins Point Plant will be utilized for storage and beneficial reuse of dredged material from the Port of Baltimore. In exchange for transferring ownership of the site to MPA, Tronox has agreed to make scheduled, annual payments to MPA which together with scheduled, annual contributions from MPA will be used to remediate the property. The sale of the property to MPA did not have a material impact to the Consolidated Statement of Operations. As of March 31, 2024, we have a provision of $42 million included in "Environmental liabilities" in our Condensed Consolidated Balance Sheet for the Hawkins Point Plant consistent with the accounting policy described above.
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
UK Health and Safety Matter. In February 2024, we received a summons from the UK Health and Safety Executive alleging non-compliance with UK health and safety legislation at the Stallingborough pigment plant resulting from an incident involving an employee in August 2022. Based on our current understanding, we do not believe the enforcement action with regards to this incident will have a material adverse effect on our business, financial condition and results of operations.

16.    Accumulated Other Comprehensive Loss Attributable to Tronox Holdings plc and Other Equity Items
The tables below present changes in accumulated other comprehensive loss by component for the three months ended March 31, 2024 and 2023.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, January 1, 2024	$(729)	$(92)	$7	$(814)
Other comprehensive (loss) income	(40)	—	10	(30)
Amounts reclassified from accumulated other comprehensive loss	—	—	(1)	(1)
Balance, March 31, 2024	$(769)	$(92)	$16	$(845)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, January 1, 2023	$(710)	$(78)	$20	$(768)
Other comprehensive (loss) income	(15)	1	(6)	(20)
Amounts reclassified from accumulated other comprehensive loss	—	—	3	3
Balance, March 31, 2023	$(725)	$(77)	$17	$(785)
Repurchase of Common Stock
On February 21, 2024, in connection with the expiration in February 2024 of the Company's previous share repurchase program, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's stock through February 21, 2027. During the three months ended March 31, 2024, we made no repurchases of the Company's stock.
17.    Share-Based Compensation
Restricted Share Units (“RSUs”)
2024 Grant - During the three months ended March 31, 2024, the Company granted both time-based and performance-based awards to certain members of management. A total of 806,893 of time-based awards were granted to management which will vest ratably over a three-year period ending March 5, 2027. A total of 806,900 of performance-based awards were granted, of which 403,450 of the awards vest based on a relative Total Shareholder Return ("TSR") calculation and 403,450 of the awards vest based on certain performance metrics of the Company. The non-TSR performance-based awards vest on March 5, 2027 based on the actual 2026 annual return on invested capital (ROIC). Similar to the Company's historical TSR awards granted in prior years, the TSR awards vest based on the Company's three-year TSR versus the peer group performance levels. Given these terms, the TSR metric is considered a market condition for which we used a Monte Carlo simulation to determine the weighted average grant date fair value of $21.68. The following weighted average assumptions were utilized to value the TSR grants:

2024
Dividend yield	—%
Expected historical volatility	47.9%
Risk free interest rate	4.46%
Expected life (in years)	3

The unrecognized compensation cost associated with all unvested awards at March 31, 2024 was $46 million, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of approximately 2.3 years.
During both the three months ended March 31, 2024 and 2023, we recorded $6 million of stock compensation expense.
18.    Pension and Other Postretirement Healthcare Benefits
The components of net periodic cost associated with our U.S. and foreign pension plans recognized in the unaudited Condensed Consolidated Statements of Operations were as follows:

	Pensions
	Three Months Ended March 31,
	2024	2023
Net periodic cost:
Service cost	$1	$1
Interest cost	4	4
Expected return on plan assets	(5)	(5)
Total net periodic cost	$—	$—
The components of net periodic cost associated with our postretirement healthcare plans recognized in the unaudited Condensed Consolidated Statements of Operations were as follows:

	Other Postretirement Benefit Plans
	Three Months Ended March 31,
	2024	2023
Net periodic cost:
Interest cost	1	1
Total net periodic cost	$1	$1
During the three months ended March 31, 2024, the Company made contributions to its pension plans of $1 million. The Company expects to make approximately $7 million of pension contributions for the remainder of 2024.
For the three months ended March 31, 2024 and 2023, we contributed $1 million and $1 million, respectively, to the Netherlands Multiemployer Plan, which was primarily recognized in “Cost of goods sold” in the unaudited Condensed Consolidated Statement of Operations.
19.    Related Parties
Tasnee / Cristal
At March 31, 2024, Cristal International Holdings B.V. (formerly known as Cristal Inorganic Chemical Netherlands Cooperatief W.A.), a subsidiary of Tasnee, continues to own 37,580,000 shares of Tronox, or a 24% ownership interest.
On May 9, 2018, we entered into an Option Agreement with AMIC which is owned equally by Tasnee and Cristal. Under the terms of the Option Agreement, AMIC granted us an option (the “Option”) to acquire 90% of a special purpose vehicle (the “SPV”), to which AMIC’s ownership in a titanium slag smelter facility (the “Slagger”) in The Jazan City for Primary and Downstream Industries in KSA will be contributed together with $322 million of AMIC indebtedness (the “AMIC Debt”). The AMIC Debt would remain outstanding debt of the SPV upon exercise of the Option. The Option may be exercised if the Slagger achieves certain production criteria related to sustained quality and tonnage of slag produced (the “Option Criteria”). Likewise, AMIC may require us to acquire the Slagger on the same terms if the Option Criteria are satisfied. Furthermore, pursuant to the Option Agreement we lent AMIC $125 million for capital expenditures and operational expenses to facilitate the start-up of the Slagger (the “Tronox Loans”).
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
On May 10, 2023, AMIC and Tronox further amended the Option Agreement (the “Second Amendment”). In the Second Amendment the parties acknowledged that the Option expired on May 10, 2023 without being exercised but agreed to continue negotiating until September 30, 2023 (the "Renegotiation Period") as to whether, and under what circumstances, Tronox may acquire the Slagger. Subsequent to September 30, 2023, the parties continued to negotiate as to whether, and under what circumstances, Tronox may acquire the Slagger and on February 21, 2024 the parties again amended the Option Agreement (the “Third Amendment”), which extended the Renegotiation Period until the earlier of the repayment of the Tronox Loans or December 31, 2024, subject to certain early termination rights. The Third Amendment also provided that from the date the parties entered into the Second Amendment and through December 31, 2023, all chloride slag produced by the Slagger was delivered to Tronox as repayment in-kind of the Tronox Loans at a price based on a widely published index for feedstock less a nominal discount (the “Slag Price”). Thereafter and until the end of the Renegotiation Period, 65% of all chloride slag produced by the Slagger will be delivered to Tronox as repayment in-kind of the Tronox Loans based on the Slag Price and Tronox will purchase via cash settlements the remaining 35% at the Slag Price. Full repayment of the Tronox Loans is required by January 2025 in either cash or in-kind through chloride slag deliveries. During July 2023, we also entered into an agreement with AMIC to act as their sales agent with regard to sales of slag fines to customers outside of the Kingdom of Saudi Arabia for an agreed upon commission fee to be paid.
The following table shows the outstanding balance of the Tronox Loans, which at March 31, 2024 and December 31, 2023, is recorded on the unaudited Condensed Consolidated Balance Sheet in "Prepaid and other assets" and "Other long-term assets," respectively:

	March 31, 2024	December 31, 2023
Principal balance	65	80
Accrued interest income balance	10	12
Total outstanding balance	75	92
The following table shows the interest income earned on the Tronox Loans, which is recorded in "Interest income" on our unaudited Condensed Consolidated Statement of Operations:

	Three Months Ended March 31,
	2024	2023
Interest income	1	1
The following table shows the amount of feedstock purchased from the Slagger, which is subsequently recorded in "Cost of goods sold" on our unaudited Condensed Consolidated Statement of Operations:

	Three Months Ended March 31,
	2024	2023
Settled as in-kind repayment of Tronox Loans	16	—
Settled in cash	8	43
Total chloride slag purchases	24	43

The following table shows the amounts due to AMIC at period-end regarding the purchase feedstock purchased from the Slagger, which are recorded in "Accrued liabilities" on our unaudited Condensed Consolidated Balance Sheet:

	March 31, 2024	December 31, 2023
Amount due to AMIC for slag purchases	8	—
In addition, on March 15, 2018 Tronox and AMIC entered into a Technical Services Agreement (the "Original Technical Services Agreement"), which was subsequently amended on May 13, 2020, May 10, 2023 and February 21, 2024 (the "Restated Technical Services Agreement"). Through September 30, 2023 we provided technical advice and project management services, however AMIC and its consultants were still responsible for engineering and construction of the Slagger. As compensation for these services, Tronox received certain fees, including a management fee. In the unaudited Condensed Consolidated Statement of Operations and shown in the table below, the management fees per the Original Technical Services Agreement were recorded within "Other (expense) income, net." From and after October 1, 2023, we no longer receive a management fee and the scope of services we provide is more limited, for which we receive cost reimbursement plus a nominal margin.

	Three Months Ended March 31,
	2024	2023
Management fees	—	2
Outstanding balances for these fees receivable are shown below, which are recorded within “Prepaid and other assets” on the unaudited Condensed Consolidated Balance Sheet:

	March 31, 2024	December 31, 2023
Management fees and other technical support fees	—	1
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
On December 17, 2020 we completed the MGT transaction. Repayment of the $36 million note payable is based on a fixed U.S. dollar amount per metric ton quantity of MGT delivered by us to ATTM over time and therefore the ultimate maturity date is variable in nature. If ATTM fails to purchase MGT from us under certain contractually agreed upon conditions, then at our election we may terminate the MGT supply agreement with ATTM and we will no longer owe any amount under the loan agreement with Cristal. We currently estimate the ultimate maturity to be between approximately four and five years, subject to actual future MGT production levels. The interest rate on the note payable is based on the SAIBOR plus a premium. The note payable is recorded within "Long-term debt, net" and "Long-term debt due within one year" on the unaudited Condensed Consolidated Balance Sheet.

	March 31, 2024	December 31, 2023
Note payable, due within 1 year	7	7
Note payable, due longer than 1 year from now	16	18
Total outstanding note payable	23	25

Amounts regarding loan repayments for the MGT loan, which are recorded on the unaudited Condensed Consolidated Statement of Operations within “Net sales,” are shown below:

	Three Months Ended March 31,
	2024	2023
Loan Repayment via MGT delivered to ATTM	2	1

As a result of these transactions we have entered into related to the MGT assets, Tronox purchases chlorine gas from ATTM for use in the production of MGT and such transactions are reflected as follows:

	Three Months Ended March 31,
	2024	2023
Purchases of chlorine gas	1	1

These purchases are subsequently recorded within “Cost of goods sold” on the unaudited Condensed Consolidated Statement of Operations. Amounts due at period end, which are presented below, are recorded within “Accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet.

	March 31, 2024	December 31, 2023
Amount due related to purchases of chlorine gas	1	1

As Tronox delivers MGT product to ATTM, amounts are recorded within “Net sales” on the unaudited Condensed Consolidated Statement of Operations, as shown below:

	Three Months Ended March 31,
	2024	2023
MGT sales made to ATTM as product is delivered	13	11

Amounts related to MGT deliveries that are outstanding at period end are recorded in “Prepaid and other assets” on the unaudited Condensed Consolidated Balance Sheet, as shown below:

	March 31, 2024	December 31, 2023
Due from ATTM for MGT deliveries	8	9

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Tronox Holdings plc’s unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023. This discussion and other sections in this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties, and actual results could differ materially from those discussed in the forward-looking statements as a result of numerous factors. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements also can be identified by words such as “future”, “anticipates”, “believes”, “estimates”, “expects”, “intends”, “plans”, “predicts”, “will”, “would”, “could”, “can”, “may”, and similar terms.
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
Business Environment
The following discussion includes trends and factors that may affect future operating results:
First quarter revenue increased 9% compared to the prior year, driven by higher sales volumes of TiO2 and zircon. For the first quarter of 2024 as compared to the first quarter of 2023, TiO2 volumes increased 18% whereas TiO2 average selling prices declined 10% including product mix impact. Zircon volumes increased 43% partially offset by a decline of 21% in average selling prices. Revenue from other products increased 7% from the first quarter of 2023 to the first quarter of 2024 primarily due to increased volumes across various products. Gross profit decreased for the first quarter of 2024 as compared to the first quarter of 2023 due to the unfavorable impact of selling prices, including product mix partially offset by favorable impacts of sales volumes, improved absorption from higher production volumes and foreign currency.
Sequentially, revenue increased 13% in the first quarter of 2024 compared to the fourth quarter of 2023 primarily due to higher sales volumes of TiO2 and Zircon. TiO2 volumes increased 18% partially offset by a decrease of 1% in average selling prices, including product mix. Revenue from Zircon increased 54% sequentially driven by an increase of 54% in sales volumes while pricing remained flat to the prior quarter. Other product revenues decreased 26% from the fourth quarter of 2023 to the first quarter of 2024 mainly due to the opportunistic sales of ilmenite and a portion of a rare earths tailings deposit in South Africa that occurred in the fourth quarter of 2023, but did not repeat in the first quarter of 2024. Gross profit increased from the fourth quarter of 2023 to the first quarter of 2024 primarily due to higher sales volumes partially offset by lower average selling prices of TiO2, Zircon and pig iron. Gross profit was also favorably impacted by improved absorption from higher production volumes and the absence of non-repeating charges in the fourth quarter of 2023.
As of March 31, 2024, our total available liquidity was $629 million, including $152 million in cash and cash equivalents and $477 million available under revolving credit agreements. As of March 31, 2024, our total debt was $2.8 billion and net debt to trailing-twelve month Adjusted EBITDA was 5.2x with approximately 64% of our interest rates fixed through 2028. The Company has no financial covenants on its term loan or bonds and only one springing financial covenant on its Cash Flow Revolver, which we do not expect to be triggered based on our current scenario planning. Refer to Note 11 of notes to condensed consolidated financial statements for further details.
Condensed Consolidated Results of Operations
Three Months Ended March 31, 2024 compared to the Three Months Ended March 31, 2023

	Three Months Ended March 31,
	2024	2023	Variance
Net sales	$774	$708	$66
Cost of goods sold	654	575	79
Gross profit	120	133	(13)
Gross Margin	15.5%	18.8%	(3.3) pts

Selling, general and administrative expenses	79	71	8
Income from operations	41	62	(21)
Interest expense	(42)	(33)	(9)
Interest income	4	3	1
Other (expense) income, net	(1)	2	(3)
Income before income taxes	2	34	(32)
Income tax provision	(11)	(9)	(2)
Net (loss) income	$(9)	$25	$(34)

Effective tax rate	550%	26%

EBITDA (1)	$112	$135	$(23)
Adjusted EBITDA (1)	$131	$146	$(15)
Net (loss) income as a % of Net Sales	(1.2)%	3.5%	(4.7) pts
Adjusted EBITDA as % of Net Sales	16.9%	20.6%	(3.7) pts
_______________
(1)EBITDA and Adjusted EBITDA are Non-U.S. GAAP financial measures. Please refer to the “Non-U.S. GAAP Financial Measures” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of these measures and a reconciliation of these measures to Net (loss) income.
Net sales of $774 million for the three months ended March 31, 2024 increased by 9%, compared to $708 million for the same period in 2023. The increase is primarily due to higher sales volumes of TiO2 and Zircon.

Net sales by type of product for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023	Variance	Percentage
TiO2	$605	$560	$45	8%
Zircon	88	72	16	22%
Other products	81	76	5	7%
Total net sales	$774	$708	$66	9%
For the three months ended March 31, 2024, TiO2 revenue was higher by 8% or $45 million compared to the prior year quarter primarily due to an increase of $102 million in sales volumes partially offset by a decrease of $59 million in average selling prices, including product mix. Foreign currency positively impacted TiO2 revenue by $2 million primarily due to the strengthening of the Euro. Zircon revenue increased $16 million primarily due to a 43% increase in sales volumes partially offset by a 21% decrease in average selling prices. Other products revenues increased $5 million from the year-ago quarter primarily due to increased volumes across various products.
Gross profit of $120 million was 15.5% of net sales compared to 18.8% of net sales in the year-ago quarter. The decrease in gross margin is primarily due to:
•the unfavorable impact of 9 points primarily due to a decrease in TiO2 and Zircon selling prices, including product mix, partially offset by
•the favorable impact of 2 points due to changes in foreign exchange rates, primarily as a result of the South African Rand and Australian dollar,
•the favorable impact of 2 points due to zircon volume growth substantially exceeding TiO2 volume growth during the comparable period, and
•the favorable impact of 1 point due to improved absorption from higher production volumes.

Selling, general and administrative expenses increased by $8 million or 11% during the three months ended March 31, 2024 compared to the same period of the prior year primarily driven by a $6 million increase in employee costs. The remaining net increase was driven by individually immaterial amounts.

Income from operations for the three months ended March 31, 2024 was $41 million compared to $62 million in the prior year period. The decrease of $21 million was primarily due to the lower selling prices of TiO2 and Zircon as well as higher SG&A expenses as discussed above.
Adjusted EBITDA as a percentage of net sales was 16.9% for the three months ended March 31, 2024 as compared to 20.6% from the prior year primarily due to the lower gross margin as a result of lower selling prices as discussed above.
Interest expense for the three months ended March 31, 2024 increased by $9 million compared to the same period of 2023 primarily due to the increase in the effective interest rates on our long-term debt facilities and higher average outstanding debt balances period over period.
Other (expense) income, net for the three months ended March 31, 2024 primarily consisted of approximately $3 million of fees associated with the utilization of the Securitization Facility partially offset by $2 million of net realized and unrealized foreign currency gains. The remaining amount was driven by other individually immaterial amounts.
We continue to maintain full valuation allowances related to the total net deferred tax assets in Australia and the United Kingdom.  The provisions for income taxes associated with these jurisdictions include no tax benefits with respect to losses incurred and tax expense only to the extent of current tax payments. Additionally, we have valuation allowances against other specific tax assets.
The effective tax rate was 550% and 26% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rates for the three months ended March 31, 2024 and 2023 are impacted by a variety of factors including income and losses in jurisdictions with valuation allowances, non-taxable income and expense items, prior year accruals, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate.

Other Comprehensive Loss
Other comprehensive loss was $32 million in the three months ended March 31, 2024 as compared to other comprehensive loss of $15 million in the three months ended March 31, 2023. The change is primarily due to the unfavorable foreign currency translation adjustments of $41 million in the three months ended March 31, 2024 as compared to unfavorable foreign currency translation adjustments of $13 million in the prior year period. In addition, we recognized a net gain on derivative instruments of $9 million in the three months ended March 31, 2024 as compared to a net loss on derivative instruments of $3 million in the prior year period.
Liquidity and Capital Resources
The following table presents our liquidity as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(Millions of U.S. dollars)
Cash and cash equivalents	$152	$273
Available under the Cash Flow Revolver	335	343
Available under the Standard Credit Facility	53	55
Available under the Emirates Revolver	63	64
Available under the SABB Facility	20	20
Available under the Bank Itau Facility	$6	$6
Total	$629	$761
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
Working capital (calculated as current assets less current liabilities) was $1.5 billion at March 31, 2024 and $1.4 billion at December 31, 2023.
As of March 31, 2024, the non-guarantor subsidiaries of our Senior Notes due 2029 represented approximately 17% of our total consolidated liabilities and approximately 40% of our total consolidated assets. For the three months ended March 31, 2024, the non-guarantor subsidiaries of our Senior Notes due 2029 represented approximately 45% of our total consolidated net sales. For the three months ended March 31, 2024, the non-guarantor subsidiaries of our Senior Notes due 2029 represented approximately 44% of our consolidated EBITDA (as such term is defined in the 2029 Indenture). In addition, as of March 31, 2024, our non-guarantor subsidiaries had $699 million of total consolidated liabilities (including trade payables but excluding intercompany liabilities), all of which would have been structurally senior to the 2029 Notes. See Note 11 of notes to unaudited condensed consolidated financial statements.
At March 31, 2024, we had outstanding letters of credit and bank guarantees of $102 million. See Note 15 of notes to unaudited condensed consolidated financial statements.
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

During the three months ended March 31, 2024, our credit rating with Moody’s remained unchanged at Ba3 stable outlook. Our Standard & Poor's rating and outlook remained the same at B positive and stable, respectively. See Note 11 of notes to unaudited condensed consolidated financial statements.
Cash and Cash Equivalents
We consider all investments with original maturities of three months or less to be cash equivalents. As of March 31, 2024, our cash and cash equivalents were invested in money market funds and we also receive earnings credits for some balances left in our bank operating accounts. We maintain cash and cash equivalents in bank deposit and money market accounts that may exceed federally insured limits. The financial institutions where our cash and cash equivalents are held are highly rated and geographically dispersed, and we have a policy to limit the amount of credit exposure with any one institution. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk.
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
Repatriation of Cash
At March 31, 2024, we held $152 million in cash and cash equivalents in these respective jurisdictions: $19 million in Europe, $35 million in the United States, $32 million in Australia, $22 million in Brazil, $18 million in South Africa, $10 million in Saudi Arabia, $15 million in China and $1 million in India. Our credit facilities limit transfers of funds from subsidiaries in the United States to certain foreign subsidiaries.
At March 31, 2024, Tronox Holdings plc had foreign subsidiaries with undistributed earnings. Although we would not be subject to income tax on these earnings, we have asserted that amounts in specific jurisdictions are indefinitely reinvested outside of the parent's taxing jurisdictions. These amounts could be subject to withholding tax if distributed, but the Company has made no provision for tax related to these undistributed earnings. In 2022, the Company removed its assertion that earnings in China are indefinitely reinvested, and since then, the withholding tax accruals for potential repatriations from that jurisdiction are reflected in the effective tax rate.
Stock Repurchases
On February 21, 2024, in connection with the expiration in February 2024 of the Company's previous share repurchase program, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's stock through February 21, 2027. During the three months ended March 31, 2024, we made no repurchases of the Company's stock.
Debt Obligations
At March 31, 2024 and December 31, 2023, our long-term debt, net of unamortized discount and debt issuance costs was $2.8 billion and $2.8 billion, respectively. At March 31, 2024 and December 31, 2023, our net debt (the excess of our debt over cash and cash equivalents) was $2.7 billion and $2.6 billion, respectively. See Note 11 of notes to unaudited condensed consolidated financial statements.
On May 1, 2024, Tronox Finance LLC (the “Borrower”), Tronox Holdings plc (the “Company”), certain of the Company’s subsidiaries, the incremental term lender party thereto and HSBC Bank USA, National Association, as Administrative Agent and Collateral Agent, entered into Amendment No. 4 to the Amended and Restated First Lien Credit Agreement (the "2024 Amendment"). The 2024 Amendment provides the Borrower with a new five -year incremental term loan facility ("the 2024 Term Loan Facility") under its credit agreement in an aggregate initial principal amount of $741 million. The proceeds of the 2024 Term Loan Facility were used to repay in full the Company's outstanding 2022 Term Loan and 2023 Term Loan.
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
In March 2024, we entered into a Securitization Facility technical amendment (the "Third Amendment"), to increase the percentage of certain receivables eligible for sale to the Purchaser. In April 2024, we again amended the Securitization Facility (the "Fourth Amendment"), to increase the Facility Limit from $200 million to $230 million. The Fourth Amendment did not impact the three months ended March 31, 2024.
See “Note 5 – Accounts Receivable Securitization Program” in notes to unaudited condensed consolidated financial statements for further details regarding this off-balance sheet program.
Cash Flows
The following table presents cash flow for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(Millions of U.S. dollars)
Cash used in operating activities	$(29)	$(79)
Cash used in investing activities	(76)	(91)
Cash (used in) provided by financing activities	(12)	120
Effects of exchange rate changes on cash and cash equivalents and restricted cash	(2)	1
Net decrease in cash and cash equivalents and restricted cash	$(119)	$(49)
Cash Flows used in Operating Activities — Cash used in operating activities of $29 million is primarily driven by $98 million of net loss adjusted for non-cash items offset by a net cash outflow of $127 million related to changes in assets and liabilities. The following table provides our net cash used in operating activities for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(Millions of U.S. dollars)
Net (loss) income	$(9)	$25
Adjustments for non-cash items	107	94
Income related cash generation	98	119
Net change in assets and liabilities	(127)	(198)
Cash used in operating activities	$(29)	$(79)
Net cash used in operating activities decreased by $50 million year-over-year from $79 million in the prior year to $29 million during the current year. This decrease was generated primarily due to higher use of cash for working capital in the current year primarily driven by an increase in accounts receivable of $94 million and a decrease in accounts payable and accrued liabilities of $49 million. These were partially offset by decreases in inventories and prepaid and other assets of $11 million and $16 million, respectively.

Cash Flows used in Investing Activities — Net cash used in investing activities for the three months ended March 31, 2024 was $76 million as compared to $91 million for the same period in 2023 primarily due to lower capital expenditures of $76 million during the current year as compared to $93 million in the prior year as the development of the Atlas Campaspe mine was completed during 2023.
Cash Flows (used in) provided by Financing Activities —Net cash used in financing activities during the three months ended March 31, 2024 was $12 million as compared to cash provided by financing activities of $120 million for the three months ended March 31, 2023. The three months ended March 31, 2024 was primarily comprised of total repayments of $11 million of long-term debt and short-term debt. The three months ended March 31, 2023 was primarily comprised of total draw downs offset by repayments of $126 million on several of our short-term debt facilities.
Contractual Obligations
The following table sets forth information relating to our contractual obligations as of March 31, 2024:

	Contractual Obligation Payments Due by Year (3)(4)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of U.S. dollars)
Long-term debt, net and lease financing (including interest) (1)	$3,719	227	475	2,620	397
Purchase obligations (2)	2,485	322	328	444	1,391
Operating leases	227	32	43	32	120
Asset retirement obligations and environmental liabilities(5)	455	24	56	52	323
Total	$6,886	605	902	3,148	2,231
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
Non-U.S. GAAP Financial Measures
EBITDA, Adjusted EBITDA, Adjusted net (loss) income attributable to Tronox, Diluted adjusted net income per share attributable to Tronox and net debt to trailing twelve months Adjusted EBITDA, which are used by management to measure performance, are not presented in accordance with U.S. GAAP. We define EBITDA as net (loss) income excluding the impact of income taxes, interest expense, interest income and depreciation, depletion and amortization. We define Adjusted EBITDA as EBITDA excluding the impact of nonrecurring items such as restructuring charges, gain or loss on debt extinguishments, impairment charges, gains or losses on sale of assets, acquisition-related transaction costs and pension settlements and curtailment gains or losses. Adjusted EBITDA also excludes non-cash items such as share-based compensation costs, pension and postretirement costs, and realized and unrealized foreign currency remeasurement gains and losses. We define Adjusted net (loss) income attributable to Tronox as net (loss) income attributable to Tronox excluding the impact of nonrecurring items which are the Company believes are not indicative of its core operating results such as restructuring charges, gain or loss on debt extinguishments, impairment charges, gains or losses on sale of assets, acquisition-

related transaction costs and pension settlements and curtailment gains or losses. We define Diluted adjusted net income per share attributable to Tronox as Diluted net (loss) income per share excluding the impact of nonrecurring items which are the Company believes are not indicative of its core operating results such as restructuring charges, gain or loss on debt extinguishments, impairment charges, gains or losses on sale of assets, acquisition-related transaction costs and pension settlements and curtailment gains or losses.
Management believes that EBITDA, Adjusted EBITDA, Adjusted net (loss) income attributable to Tronox, Diluted adjusted net (loss) income per share attributable to Tronox and net debt to trailing twelve months Adjusted EBITDA are useful to investors, as it is commonly used in the industry as a means of evaluating operating performance. We do not intend for these non-U.S. GAAP financial measures to be a substitute for any U.S. GAAP financial information. Readers of these statements should use these non-U.S. GAAP financial measures only in conjunction with the comparable U.S. GAAP financial measures. Since other companies may calculate EBITDA, Adjusted EBITDA, Adjusted net (loss) income attributable to Tronox, Diluted adjusted net (loss) income per share attributable to Tronox and net debt to trailing twelve months Adjusted EBITDA differently than we do, EBITDA, Adjusted EBITDA, Adjusted net (loss) income attributable to Tronox, Diluted adjusted net income per share attributable to Tronox and net debt to trailing twelve months Adjusted EBITDA, as presented herein, may not be comparable to similarly titled measures reported by other companies. Management believes these non-U.S. GAAP financial measures:
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

The following table reconciles net (loss) income to EBITDA and Adjusted EBITDA, Adjusted EBITDA as a % of net sales for the periods presented and Net Debt to Trailing Twelve Months Adjusted EBITDA as of March 31, 2024 and December 31, 2023:

	Three Months Ended March 31,
	2024	2023
	(Millions of U.S. dollars)
Net (loss) income (U.S. GAAP)	$(9)	$25
Interest expense	42	33
Interest income	(4)	(3)
Income tax provision (benefit)	11	9
Depreciation, depletion and amortization expense	72	71
EBITDA (non-U.S. GAAP)	112	135
Share-based compensation (a)	6	6
Accretion expense and other adjustments to asset retirement obligations and environmental liabilities (b)	7	2
Accounts receivable securitization program (c)	3	2
Foreign currency remeasurement (d)	(2)	(1)
Other items (e)	5	2
Adjusted EBITDA (non-U.S. GAAP)	$131	$146

	Three Months Ended March 31,
	2024	2023
Net sales	$774	$708
Net (loss) income (U.S. GAAP)	$(9)	$25
Net (loss) income (U.S. GAAP) as a % of Net sales	(1.2)%	3.5%
Adjusted EBITDA (non-U.S. GAAP) (see above) as a % of Net sales	16.9%	20.6%

	March 31, 2024	December 31, 2023
Long-term debt, net	$2,780	$2,786
Short-term debt	4	11
Long-term debt due within one year	27	27
(Less) Cash and cash equivalents	(152)	(273)
Net debt	$2,659	$2,551
Trailing-twelve month Adjusted EBITDA (non-U.S. GAAP)	$509	$524
Net debt to trailing-twelve month Adjusted EBITDA (non-U.S. GAAP) (see above)	5.2x	4.9x

(a) Represents non-cash share-based compensation. See Note 17 of notes to unaudited condensed consolidated financial statements.
(b) Primarily represents accretion expense and other noncash adjustments to asset retirement obligations and environmental liabilities.
(c) Primarily represents expenses associated with the Company's accounts receivable securitization program which is used as a source of liquidity in the Company's overall capital structure.
(d) Represents realized and unrealized gains and losses associated with foreign currency remeasurement related to third-party and intercompany receivables and liabilities denominated in a currency other than the functional currency of the entity holding them, which are included in “Other (expense) income, net” in the unaudited Condensed Consolidated Statements of Operations.
(e) Includes noncash pension and postretirement costs, asset write-offs and other items included in “Selling general and administrative expenses”, “Cost of goods sold” and “Other (expense) income, net” in the unaudited Condensed Consolidated Statements of Operations.

The following table reconciles trailing twelve month net (loss) income to EBITDA and Adjusted EBITDA as of March 31, 2024:

	Three Months Ended				Trailing Twelve Month Adjusted EBITDA
	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2024

Net (loss) income (U.S. GAAP)	$(269)	$(14)	$(56)	$(9)	$(348)
Interest expense	38	42	45	42	167
Interest income	(3)	(4)	(8)	(4)	(19)
Income tax provision	322	8	24	11	365
Depreciation, depletion and amortization expense	68	67	69	72	276
EBITDA (non-U.S. GAAP)	156	99	74	112	441
Share-based compensation (a)	5	4	6	6	21
Foreign currency remeasurement (b)	(5)	(1)	1	(2)	(7)
Accretion expense and other adjustments to asset retirement obligations and environmental liabilities (c)	6	6	8	7	27
Accounts receivable securitization program (d)	3	4	3	3	13
Other items (e)	3	4	2	5	14
Adjusted EBITDA (non-U.S. GAAP)	$168	$116	$94	$131	$509

(a) Represents non-cash share-based compensation.
(b) Represents realized and unrealized gains and losses associated with foreign currency remeasurement related to third-party and intercompany receivables and liabilities denominated in a currency other than the functional currency of the entity holding them, which are included in “Other (expense) income, net” in the unaudited Condensed Consolidated Statements of Operations.
(c) Primarily represents accretion expense and other noncash adjustments to asset retirement obligations and environmental liabilities.
(d) Primarily represents expenses associated with the Company's accounts receivable securitization program which is used as a source of liquidity in the Company's overall capital structure.
(e) Includes noncash pension and postretirement costs, asset write-offs, severance expense and other items included in “Selling general and administrative expenses”, “Cost of goods sold” and “Other (expense) income, net” in the unaudited Condensed Consolidated Statements of Operations.
The following table reconciles Net (loss) income attributable to Tronox to Adjusted net (loss) income attributable to Tronox for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(Millions of U.S. dollars)
Net (loss) income attributable to Tronox Holdings plc (U.S. GAAP)	$(9)	$23
Other (a)	2	1
Adjusted net (loss) income attributable to Tronox Holdings plc (non-U.S. GAAP) (1)	$(7)	$24

Diluted (loss) net income per share (U.S. GAAP)	$(0.06)	$0.15

Other, per share	0.01	—
Diluted adjusted net (loss) income per share attributable to Tronox Holdings plc (non-U.S. GAAP) (2)	$(0.05)	$0.15

Weighted average shares outstanding, diluted (in thousands)	157,331	156,641

(a) Represents other activity not representative of the ongoing operations of the Company.

(1) Only certain other items have been tax impacted whereas certain other items were not tax impacted as they were recorded in jurisdictions with full valuation allowances.
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
Credit Risk
Credit risk is the risk that a borrower or a counterparty will fail to meet their obligations. A significant portion of our liquidity is concentrated in trade accounts receivable that arise from sales of our products to customers. In the case of TiO2, the high level of industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. We have significant exposure to credit risk in industries that are affected by cyclical economic fluctuations. We perform ongoing credit evaluations of our customers from time to time, as deemed appropriate, to mitigate credit risk but generally do not require collateral. Our contracts typically enable us to tighten credit terms if we perceive additional credit risk; however, historic losses due to write offs of bad debt have been insignificant. In addition, due to our international operations, we are subject to potential trade restrictions and sovereign risk in certain countries in which we operate. We maintain allowances for potential credit losses based on specific customer review and current financial conditions. During both the three months ended March 31, 2024 and 2023, our ten largest third-party customers represented 37% of our consolidated net sales. During the three months ended March 31, 2024 and 2023, no single customer accounted for 10% of our consolidated net sales.
Interest Rate Risk
Interest rate risk arises from the possibility that changes in interest rates will impact our financial results. We are exposed to interest rate risk on our floating rate debt, the Term Loan Facility, the 2022 Term Loan Facility, the 2023 Term Loan Facility, Standard Bank Term Loan Facility, and Cash Flow Revolver, Standard Bank Revolver, Emirates Revolver and SABB Credit Facility balances. Using a sensitivity analysis as of March 31, 2024, a hypothetical 1% increase in interest rates would result in a net decrease to pre-tax income of approximately $7 million on an annualized basis. This is due to the fact that earnings on our floating rate financial assets of $47 million at March 31, 2024 would increase by the full 1%, offsetting the impact of a 1% increase in interest expense on our floating rate debt of approximately $776 million.

As of March 31, 2024, the Company maintains a total of $950 million of interest rate swaps with the objective in using the interest-rate swap agreements to add stability to interest expense and to manage the Company's exposure to interest rate movements. These interest rate swaps have been designated as cash flow hedges and involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company's objectives in using the interest rate swap agreements are to add stability to interest expense and to manage its exposure to interest rate movements. Refer to Note 12 of notes to unaudited condensed consolidated financial statements for further details.
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
From time to time, we enter into foreign currency contracts used to hedge forecasted third party non-functional currency sales for our South African subsidiaries and forecasted non-functional currency cost of goods sold for our Australian subsidiaries. Historically, we have used a combination of zero-cost collars or forward contracts to reduce the exposure.  These foreign currency contracts are designated as cash flow hedges. Changes to the fair value of these foreign currency contracts are recorded as a component of other comprehensive (loss) income, if these contracts remain highly effective, and are recognized in net sales or costs of goods sold in the period in which the forecasted transaction affects earnings or are recognized in other (expense) income, net when the transactions are no longer probable of occurring. As of March 31, 2024, we had no outstanding amounts to reduce the exposure of our Australian subsidiaries’ cost of sales to fluctuations in currency rates or to reduce the exposure of our South African subsidiaries' third party sales to fluctuations in currency rates. At December 31, 2022, there was an unrealized net loss of $4 million recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet, of which $2 million was recognized in earnings during the three months ended March 31, 2023.
From time to time, we enter into foreign currency contracts for the South African Rand, Australian Dollar, Euro, Pound Sterling, and Saudi Riyal to reduce exposure of our subsidiaries’ balance sheet accounts not denominated in our subsidiaries’ functional currency to fluctuations in foreign currency exchange rates. Historically, we have used forward contracts to reduce the exposure.  For accounting purposes, these foreign currency contracts are not considered hedges. The change in fair value associated with these contracts is recorded in “Other expense, net” within the unaudited Condensed Consolidated Statement of Operations and partially offsets the change in value of third party and intercompany-related receivables not denominated in the functional currency of the subsidiary. At March 31, 2024, there was (i) 971 million South African Rand (or approximately $51 million at March 31, 2024 exchange rate), (ii) 138 million Australian dollars (or approximately $90 million at the March 31, 2024 exchange rate), (iii) 48 million Pound Sterling (or approximately $61 million at the March 31, 2024 exchange rate), (iv) 7 million Euro (or approximately $8 million at the March 31, 2024 exchange rate), and (v) 88 million Saudi Riyal (or approximately $23 million at the March 31, 2024 exchange rate) of notional amounts of outstanding foreign currency contracts. At December 31, 2023, there was (i) 837 million South African Rand (or approximately $44 million at the March 31, 2024 exchange rate), (ii) 153 million Australian dollars (or approximately $100 million at the March 31, 2024 exchange rate), (iii) 45 million Pound Sterling (or approximately $57 million at the March 31, 2024 exchange rate), (iv) 45 million Euro (or approximately $49 million at the March 31, 2024 exchange rate) and (v) 67 million Saudi Riyal (or approximately $18 million at the March 31, 2024 exchange rate) of notional amounts of outstanding foreign currency contracts.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of Tronox’s management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”), as of March 31, 2024, the end of the period covered by this report. Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date. Tronox’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Tronox in the reports that it files or submits under the Exchange Act is accumulated and communicated to Tronox’s management, including Tronox’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date.
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

Other than as discussed above, during the quarter ended March 31, 2024, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table provides information with respect to purchases of our shares of common stock, $0.01 par value per share, during the three months ended March 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs (1)	Approximate Dollar Value That May Yet Be Purchased Under the Program (2)
				$300,000,000
January 1, 2024 through January 31, 2024	—	$—	—	$300,000,000
February 1, 2024 through February 29, 2024	—	$—	—	$300,000,000
March 1, 2024 through March 31, 2024	—	$—	—	$300,000,000
Totals	—	$—	—	$300,000,000
(1) On February 21, 2024, in connection with the expiration in February 2024 of the Company's previous share repurchase program, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's stock through February 21, 2027. During the three months ended March 31, 2024, we made no repurchases of the Company's stock.
(2) Amounts reflect the remaining dollar value of shares that may be purchased under the stock repurchase program described above.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) had any contact, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for any "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K.

Item 6.    Exhibits

Exhibit No.

10.1	Employment Agreement dated February 28, 2024 by and between the Company and Mr. John D. Romano (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K/A filed on March 1, 2024)

10.2
Amendment and Restated First Lien Credit Agreement, dated as of March 11, 2021 (as amended by that certain Amendment No. 1 to Amended and Restated First Lien Credit Agreement, dated as of April 4, 2022, as amended by that certain Amendment No. 2 to Amended and Restated First Lien Credit Agreement, dated as of May 19, 2023, as amended by that certain Amendment No. 3 to Amended and Restated First Lien Credit Agreement, dated as of August 16, 2023, as amended by that certain Amendment No. 4 to Amended and Restated First Lien Credit Agreement, dated as of May 1, 2024), by and among Tronox Holdings plc, Tronox Finance LLC, certain of Tronox Holdings plc's subsidiaries, the lenders party thereto from time to time and HSBC Bank USA, National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 1, 2024).

31.1	Rule 13a-14(a) Certification of John Romano. (furnished herewith)

31.2	Rule 13a-14(a) Certification of D. John Srivisal. (furnished herewith)

32.1	Section 1350 Certification for John Romano. (furnished herewith)

32.2	Section 1350 Certification for D. John Srivisal. (furnished herewith)

101
The following financial statements from Tronox Holdings plc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (furnished herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema Document. (furnished herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (furnished herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. (furnished herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. (furnished herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (furnished herewith)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2024, which has been formatted in Inline XBRL and contained in Exhibit 101.
_______________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:
May 2, 2024

TRONOX HOLDINGS PLC (Registrant)

By:	/s/ D. John Srivisal
Name:	D. John Srivisal
Title:	Senior Vice President, Chief Financial Officer

By:	/s/ Jonathan P. Flood
Name:	Jonathan P. Flood
Title:	Vice President, Controller and Principal Accounting Officer