Form 10-Q
period 2024-06-30
Tronox Holdings plc
filed 2024-08-02
CIK 1530804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of July 22, 2024, the Registrant had 157,919,518 ordinary shares outstanding.

Item 1.    Financial Statements (Unaudited)

Page No.

Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2024 and 2023	4
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2024 and 2023	5
Unaudited Condensed Consolidated Balance Sheets at June 30, 2024 and December 31, 2023	6
Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2024 and 2023	7
Unaudited Condensed Consolidated Statement of Shareholders’ Equity for the Three and Six Months Ended June 30, 2024 and 2023	8
Notes to Unaudited Condensed Consolidated Financial Statements	10

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$820	$794	$1,594	$1,502
Cost of goods sold	670	637	1,324	1,212
Gross profit	150	157	270	290
Selling, general and administrative expenses	74	73	153	144
Income from operations	76	84	117	146
Interest expense	(42)	(38)	(84)	(71)
Interest income	2	3	6	6
Other income, net	19	4	18	6
Income before income taxes	55	53	57	87
Income tax provision	(45)	(322)	(56)	(331)
Net income (loss)	10	(269)	1	(244)
Net (loss) income attributable to noncontrolling interest	(6)	—	(6)	2
Net income (loss) attributable to Tronox Holdings plc	$16	$(269)	$7	$(246)

Earnings (loss) per share:
Basic	$0.10	$(1.72)	$0.04	$(1.58)
Diluted	$0.10	$(1.72)	$0.04	$(1.58)

Weighted average shares outstanding, basic (in thousands)	158,117	156,780	157,730	155,986
Weighted average shares outstanding, diluted (in thousands)	159,288	156,780	158,902	155,986
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Millions of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$10	$(269)	$1	$(244)
Other comprehensive income (loss):
Foreign currency translation adjustments	14	(30)	(27)	(43)
Pension and postretirement plans:
Actuarial loss, (net of tax benefit of nil and less than $1 million in the three months ended June 30, 2024 and 2023, respectively, and net of tax benefit of nil and $1 million in the six months ended June 30, 2024 and 2023, respectively)	—	(1)	—	—
Amortization of unrecognized actuarial loss, (net of tax benefit of nil in the three and six months ended June 30, 2024 and 2023)	1	—	1	—
Total pension and postretirement gain (loss)	1	(1)	1	—
Realized (gains) losses on derivatives reclassified from accumulated other comprehensive loss to the Condensed Consolidated Statement of Operations (net of tax expense of nil and $1 million in the three months ended June 30, 2024 and 2023, respectively, and net of tax expense of nil and $2 million in the six months ended June 30, 2024 and 2023, respectively)	(2)	1	(3)	4
Unrealized gains (losses) on derivative financial instruments, (net of tax expense of nil and $1 million for the three months ended June 30, 2024 and 2023, respectively, and net of tax benefit of nil and $1 million for the six months ended June 30, 2024 and 2023, respectively) - See Note 12	(1)	9	9	3

Other comprehensive income (loss)	12	(21)	(20)	(36)

Total comprehensive income (loss)	22	(290)	(19)	(280)

Comprehensive (loss) income attributable to noncontrolling interest:
Net (loss) income	(6)	—	(6)	2
Foreign currency translation adjustments	(4)	3	(5)	5
Comprehensive (loss) income attributable to noncontrolling interest	(10)	3	(11)	7

Comprehensive income (loss) attributable to Tronox Holdings plc	$32	$(293)	$(8)	$(287)

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	June 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$201	$273
Accounts receivable (net of allowance for credit losses of $5 million and $3 million as of June 30, 2024 and December 31, 2023, respectively)	382	290
Inventories, net	1,424	1,421
Prepaid and other assets	210	141
Income taxes receivable	9	10
Total current assets	2,226	2,135
Noncurrent Assets
Property, plant and equipment, net	1,841	1,835
Mineral leaseholds, net	639	654
Intangible assets, net	246	243
Lease right of use assets, net	130	132
Deferred tax assets	888	917
Other long-term assets	126	218
Total assets	$6,096	$6,134

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$457	$461
Accrued liabilities	243	230
Short-term lease liabilities	20	24
Short-term debt	—	11
Long-term debt due within one year	26	27
Total current liabilities	746	753
Noncurrent Liabilities
Long-term debt, net	2,781	2,786
Pension and postretirement healthcare benefits	101	104
Asset retirement obligations	182	172
Environmental liabilities	47	48
Long-term lease liabilities	103	103
Deferred tax liabilities	171	149
Other long-term liabilities	34	39
Total liabilities	4,165	4,154

Commitments and Contingencies - Note 15
Shareholders’ Equity
Tronox Holdings plc ordinary shares, par value $0.01 — 157,912,468 shares issued and outstanding at June 30, 2024 and 156,793,755 shares issued and outstanding at December 31, 2023	2	2
Capital in excess of par value	2,074	2,064
Retained earnings	651	684
Accumulated other comprehensive loss	(829)	(814)
Total Tronox Holdings plc shareholders’ equity	1,898	1,936
Noncontrolling interest	33	44
Total equity	1,931	1,980
Total liabilities and equity	$6,096	$6,134
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Millions of U.S. dollars)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$1	$(244)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	144	139
Deferred income taxes	46	310
Share-based compensation expense	10	11
Amortization of deferred debt issuance costs and discount on debt	5	4
Other non-cash items affecting net income (loss)	13	26
Changes in assets and liabilities:
Increase in accounts receivable, net of allowance for credit losses	(97)	(1)
Decrease (increase) in inventories, net	8	(131)
Decrease in prepaid and other assets	10	9
Increase (decrease) in accounts payable and accrued liabilities	13	(43)
Net changes in income tax payables and receivables	(2)	(4)
Changes in other non-current assets and liabilities	(20)	(19)
Cash provided by operating activities	131	57

Cash Flows from Investing Activities:
Capital expenditures	(152)	(148)
Proceeds from sale of assets	16	3
Cash used in investing activities	(136)	(145)

Cash Flows from Financing Activities:
Repayments of short-term debt	(11)	(50)
Repayments of long-term debt	(9)	(9)
Proceeds from short-term debt	—	201
Debt issuance costs	(2)	—
Dividends paid	(41)	(50)
Cash (used in) provided by financing activities	(63)	92

Effects of exchange rate changes on cash and cash equivalents	(4)	(1)

Net (decrease) increase in cash and cash equivalents	(72)	3
Cash and cash equivalents at beginning of period	273	164
Cash and cash equivalents at end of period	$201	$167

Supplemental cash flow information:
Interest paid, net	$78	$61

Income taxes paid	$11	$24
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Millions of U.S. dollars, except for shares)
For the six months ended June 30, 2024

	Tronox Holdings plc Ordinary Shares (in thousands)	Tronox Holdings plc Ordinary Shares (Amount)	Capital in Excess of par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Tronox Holdings plc Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2023	156,794	$2	$2,064	$684	$(814)	$1,936	$44	$1,980
Net loss	—	—	—	(9)	—	(9)	—	(9)
Other comprehensive loss	—	—	—	—	(31)	(31)	(1)	(32)
Share-based compensation	1,050	—	6	—	—	6	—	6
Shares cancelled	(6)	—	—	—	—	—	—	—
Ordinary share dividends ($0.125 per share)	—	—	—	(20)	—	(20)	—	(20)
Balance at March 31, 2024	157,838	$2	$2,070	$655	$(845)	$1,882	$43	$1,925

Net income (loss)	—	—	—	16	—	16	(6)	10
Other comprehensive income (loss)	—	—	—	—	16	16	(4)	12
Share-based compensation	94	—	4	—	—	4	—	4
Shares cancelled	(20)	—	—	—	—	—	—	—
Ordinary share dividends ($0.125 per share)	—	—	—	(20)	—	(20)	—	(20)
Balance at June 30, 2024	157,912	$2	$2,074	$651	$(829)	$1,898	$33	$1,931
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)
(Unaudited)
(Millions of U.S. dollars, except for shares)
For the six months ended June 30, 2023

	Tronox Holdings plc Ordinary Shares (in thousands)	Tronox Holdings plc Ordinary Shares (Amount)	Capital in Excess of par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Tronox Holdings plc Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2022	154,497	$2	$2,043	$1,080	$(768)	$2,357	$46	$2,403
Net income	—	—	—	23	—	23	2	25
Other comprehensive income (loss)	—	—	—	—	(17)	(17)	2	(15)
Share-based compensation	2,221	—	6	—	—	6	—	6
Shares cancelled	(1)	—	—	—	—	—	—	—
Ordinary share dividends ($0.125 per share)	—	—	—	(20)	—	(20)	—	(20)
Balance at March 31, 2023	156,717	$2	$2,049	$1,083	$(785)	$2,349	$50	$2,399

Net loss	—	—	—	(269)	—	(269)	—	(269)
Other comprehensive (loss) income	—	—	—	—	(24)	(24)	3	(21)
Share-based compensation	92	—	5	—	—	5	—	5
Shares cancelled	(22)	—	—	—	—	—	—	—
Minority interest dividend	—	—	—	—	—	—	(8)	(8)
Ordinary share dividends ($0.125 per share)	—	—	—	(20)	—	(20)	—	(20)
Balance at June 30, 2023	156,787	$2	$2,054	$794	$(809)	$2,041	$45	$2,086
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
In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, considered necessary for a fair statement of its financial position as of June 30, 2024, and its results of operations for the three and six months ended June 30, 2024 and 2023. Our unaudited condensed consolidated financial statements include the accounts of all majority-owned subsidiary companies. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the manner and presentation in the current period.
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
Contract assets represent our rights to consideration in exchange for products that have transferred to a customer when the right is conditional on situations other than the passage of time. For products that we have transferred to our customers, our rights to the consideration are typically unconditional and only the passage of time is required before payments become due. These unconditional rights are recorded as "Accounts receivable" in the unaudited Condensed Consolidated Balance Sheets. As of June 30, 2024, and December 31, 2023, we did not have any material contract asset balances.
Contract liabilities represent our obligations to transfer products to a customer for which we have received consideration from the customer. From time to time, we may receive advance payment from our customers that is accounted for as deferred revenue. Deferred revenue is earned when control of the product transfers to the customer, which is typically within a short period of time from when we received the advanced payment. Contract liability balances as of both June 30, 2024 and December 31, 2023 were less than $1 million. Contract liability balances were reported as “Accounts payable” in the unaudited Condensed Consolidated Balance Sheets.  All material contract liabilities as of December 31, 2023 were recognized as revenue in “Net sales” in the unaudited Condensed Consolidated Statements of Operations during the first quarter of 2024.
Disaggregation of Revenue
We operate under one operating and reportable segment, Tronox. We disaggregate our revenue from contracts with customers by product type and geographic area. We believe this level of disaggregation appropriately depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors and reflects how our business is managed.

Net sales to external customers by geographic areas where our customers are located were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
North America	$222	$204	$414	$393
South and Central America	51	41	97	82
Europe, Middle-East and Africa	308	319	617	602
Asia Pacific	239	230	466	425
Total net sales	$820	$794	$1,594	$1,502

Net sales from external customers for each similar type of product were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
TiO2	$653	$611	$1,259	$1,171
Zircon	85	95	173	167
Other products	82	88	162	164
Total net sales	$820	$794	$1,594	$1,502
Other products mainly include pig iron, TiCl4 and other mining products.
During the six months ended June 30, 2024 and 2023, our ten largest third-party customers represented 36% and 37%, respectively, of our consolidated net sales. During both the six months ended June 30, 2024 and 2023, no single customer accounted for 10% of our consolidated net sales.

3.    Income Taxes
Our operations are conducted through various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.
Income before income taxes is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income tax provision	$(45)	$(322)	$(56)	$(331)
Income before income taxes	$55	$53	$57	$87
Effective tax rate	82%	608%	98%	380%
Tronox Holdings plc, a U.K. public limited company is the parent company for the business group, and the statutory tax rate in the U.K. at both June 30, 2024 and 2023 was 25%. The statutory rate in the U.K. changed to 25% effective April 1, 2023 and a weighted average of 23.5% was applied for the full year 2023. The effective tax rates for both the three and six months ended June 30, 2024 and 2023 are impacted by a variety of factors including income and losses in jurisdictions with valuation allowances, non-taxable income and expense items, prior year accruals, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate.

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

During the three months ended June 30, 2024, we identified negative evidence concerning our ability to realize our Brazilian deferred tax assets. This evidence primarily relates to operational losses generated during the current year, a three-year cumulative loss threshold crossed during the quarter, and fluctuating levels of income and expenses which have led to uncertainty regarding the region's ability to generate net income in the foreseeable future. As a result, we recorded a full valuation allowance against Brazil's $16 million in deferred tax assets.

We continue to maintain full valuation allowances related to the total net deferred tax assets in Australia and the United Kingdom, as we cannot objectively assert that these deferred tax assets are more likely than not to be realized. Until these valuation allowances are eliminated, future provisions for income taxes for these jurisdictions will include no tax benefits with respect to losses incurred and tax expense only to the extent of current tax payments. Additionally, we have valuation allowances against specific tax assets in China, South Africa and the United States.

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

4.    Income Per Share
The computation of basic and diluted income per share for the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator - Basic and Diluted:
Net income (loss)	$10	$(269)	$1	$(244)
Less: Net (loss) income attributable to noncontrolling interest	(6)	—	(6)	2
Net income (loss) available to ordinary shares	$16	$(269)	$7	$(246)

Denominator - Basic and Diluted:
Weighted-average ordinary shares, basic (in thousands)	158,117	156,780	157,730	155,986
Weighted-average ordinary shares, diluted (in thousands)	159,288	156,780	158,902	155,986

Basic net income (loss) per ordinary share	$0.10	$(1.72)	$0.04	$(1.58)
Diluted net income (loss) per ordinary share	$0.10	$(1.72)	$0.04	$(1.58)
Net income (loss) per ordinary share amounts were calculated from exact, not rounded net income (loss) and share information.  Anti-dilutive shares not recognized in the diluted net income (loss) per share calculation for the three and six months ended June 30, 2024 and 2023 were as follows:

	Shares
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Options	3,473	265,376	3,473	265,376
Restricted share units	1,391,399	3,047,432	1,266,453	2,873,310

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

The program is structured on a revolving basis under which cash collections from receivables are used to fund additional purchases of receivables at 100% face value, not to exceed the facility limit. As of June 30, 2024 and December 31, 2023, the total value of accounts receivables sold under the Securitization Facility and derecognized from the Company's unaudited Condensed Consolidated Balance Sheet was $230 million and $186 million, respectively. This resulted in the Company recording $5 million within "Accounts payable" on the Condensed Consolidated Balance Sheet at December 31, 2023, as this amount is due to the Purchaser as a result of a periodic decrease in accounts receivable sold to the Purchaser, which was paid in January 2024. There were no corresponding amounts in Accounts Payable as of June 30, 2024. Additionally, at June 30, 2024 and December 31, 2023, we retained approximately $171 million and $129 million, respectively, of unsold receivables which we pledged as collateral for the sold receivables.
The following table sets forth a summary of the receivables sold and fees incurred under the program during the related periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash proceeds from collections reinvested in the program	$276	$201	$498	$345
Incremental accounts receivables sold	306	284	542	422
Fees incurred[1]	4	3	7	5
1 Amounts relate to monthly utilization of the Securitization Facility and are recorded in "Other income, net" in our unaudited Condensed Consolidated Statement of Operations.

6.    Inventories, Net
Inventories, net consisted of the following:

	June 30, 2024	December 31, 2023
Raw materials	$355	$352
Work-in-process	151	141
Finished goods, net	676	688
Materials and supplies, net	242	240
Inventories, net	$1,424	$1,421
Materials and supplies, net consists of processing chemicals, maintenance supplies and spare parts, which will be consumed directly and indirectly in the production of our products.
At June 30, 2024 and December 31, 2023, there was approximately $59 million and $57 million, respectively, of inventory that is not expected to be sold within one year and as such, has been recorded in "Other long-term assets" on the Condensed Consolidated Balance Sheets.
At June 30, 2024 and December 31, 2023, inventory obsolescence reserves primarily for materials and supplies were $44 million and $42 million, respectively. Reserves for lower of cost or market and net realizable value were $26 million and $50 million at June 30, 2024 and December 31, 2023, respectively.

7.    Property, Plant and Equipment, Net
Property, plant and equipment, net of accumulated depreciation, consisted of the following:

	June 30, 2024	December 31, 2023
Land and land improvements	$241	$237
Buildings	409	404
Machinery and equipment	2,564	2,530
Construction-in-progress	372	319
Other	58	60
Subtotal	3,644	3,550
Less: accumulated depreciation	(1,803)	(1,715)
Property, plant and equipment, net	$1,841	$1,835
Substantially all of the property, plant and equipment, net is pledged as collateral for our debt.
The table below summarizes depreciation expense related to property, plant and equipment for the periods presented, recorded in the specific line items in our unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of goods sold	$56	$52	$112	$106
Selling, general and administrative expenses	1	1	2	2
Total	$57	$53	$114	$108

8.    Mineral Leaseholds, Net
Mineral leaseholds, net of accumulated depletion, consisted of the following:

	June 30, 2024	December 31, 2023
Mineral leaseholds	$1,260	$1,260
Less: accumulated depletion	(621)	(606)
Mineral leaseholds, net	$639	$654

Depletion expense relating to mineral leaseholds recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations was $8 million and $7 million during the three months ended June 30, 2024 and 2023, respectively. Depletion expense relating to mineral leaseholds recorded in "Cost of goods sold" in the unaudited Condensed Consolidated Statements of Operations was $15 million and $15 million during the six months ended June 30, 2024 and 2023, respectively.

9.    Intangible Assets, Net
Intangible assets, net of accumulated amortization, consisted of the following:

	June 30, 2024			December 31, 2023
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$292	$(260)	$32	$291	$(250)	$41
TiO2 technology	93	(47)	46	93	(44)	49
Internal-use software and other	218	(50)	168	201	(48)	153
Intangible assets, net	$603	$(357)	$246	$585	$(342)	$243
As of June 30, 2024 and December 31, 2023, internal-use software included approximately $141 million and $125 million, respectively, of capitalized software costs which are not being amortized as the software is not ready for its intended use.
The table below summarizes amortization expense related to intangible assets for the periods presented, recorded in the specific line items in our unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of goods sold	$1	$1	$2	$2
Selling, general and administrative expenses	6	7	13	14
Total	$7	$8	$15	$16
Estimated future amortization expense related to intangible assets is $17 million for the remainder of 2024, $36 million for 2025, $22 million for 2026, $32 million for 2027, $32 million for 2028 and $107 million thereafter.

10.    Balance Sheet and Cash Flow Supplemental Information
Accrued liabilities consisted of the following:

	June 30, 2024	December 31, 2023
Employee-related costs and benefits	$114	$111
Related party payables	14	1
Interest	16	16
Sales rebates	38	36
Taxes other than income taxes	9	6
Asset retirement obligations	12	14
Other accrued liabilities	40	46
Accrued liabilities	$243	$230
Additional supplemental cash flow information for the six months ended June 30, 2024 and 2023 and as of June 30, 2024 and December 31, 2023 is as follows:

	Six Months Ended June 30,
Supplemental non cash information:	2024	2023
Operating activities - Chloride slag inventory purchases made from AMIC (including VAT)	$34	$—
Operating activities - MGT sales made to AMIC	$3	$3
Operating activities - Withholding tax on sale of royalty interest[1]	$7	$—
Investing activities - Proceeds from sale of royalty interest[1]	$7	$—
Investing activities - In-kind receipt of AMIC loan repayment	$34	$—
Financing activities - Repayment of MGT loan	$3	$3

	June 30, 2024	December 31, 2023
Capital expenditures acquired but not yet paid	$59	$67
1 During the three months ended June 30, 2024, the Company sold a royalty interest in certain Canadian mineral properties for proceeds of $28 million (net of associated transaction costs) which was recorded in "Other income, net" on the unaudited condensed consolidated statement of operations. Of the total proceeds, $7 million were withheld for tax purposes and never collected by the Company.

11.    Debt
Long-Term Debt
Long-term debt, net of an unamortized discount and debt issuance costs, consisted of the following:

	Original Principal	Annual Interest Rate	Maturity Date	June 30, 2024	December 31, 2023
Term Loan Facility, net of unamortized discount (1)	1,300	Variable	3/11/2028	$899	$898
2022 Term Loan Facility, net of unamortized discount(1)	400	Variable	4/4/2029	—	390
2023 Term Loan Facility, net of unamortized discount(1)	350	Variable	8/16/2028	—	347
2024 Term Loan Facility, net of unamortized discount(1)	741	Variable	4/4/2029	735	—
Senior Notes due 2029	1,075	4.625%	3/15/2029	1,075	1,075
Standard Bank Term Loan Facility (1)	98	Variable	11/11/2026	60	64
Australian Government Loan, net of unamortized discount	N/A	N/A	12/31/2036	1	1
MGT Loan(2)	36	Variable	Variable	22	25
Finance leases				42	43
Long-term debt				2,834	2,843
Less: Long-term debt due within one year				(26)	(27)
Debt issuance costs				(27)	(30)
Long-term debt, net				$2,781	$2,786
_______________
(1)The average effective interest rate on the Term Loan Facility (including the impacts of the interest rate swaps), the 2022 Term Loan Facility, the 2023 Term Loan Facility, the 2024 Term Loan Facility and the Standard Bank Term Loan Facility was 5.7%, 9.2%, 9.3%, 8.2% and 10.7%, respectively, during the six months ended June 30, 2024. The average effective interest rate on the Term Loan Facility (including the impacts of the interest rate swaps), the 2022 Term Loan Facility and Standard Bank Term Loan Facility was 5.1%, 8.5% and 10.0%, respectively, during the six months ended June 30, 2023. As of June 30, 2024, the applicable margin on the Term Loan Facility and the 2024 Term Loan Facility was 2.50% and 2.75%, respectively.
(2)The MGT loan is a related party debt facility. The average effective interest rate on the MGT loan was 6.1% and 6.0% during the six months ended June 30, 2024 and June 30, 2023, respectively.
Long-Term Debt
2024 Term Loan Facility
On May 1, 2024, Tronox Finance LLC (the “Borrower”), an indirect subsidiary of Tronox Holdings plc (the “Company”), together with the Company and certain of the Company’s subsidiaries, entered into Amendment No. 4 (the "2024 Amendment") to the Credit Agreement (as defined below) with the term lenders party thereto and HSBC Bank USA, National Association, as Administrative Agent and Collateral Agent. The 2024 Amendment provides the Borrower with a new five -year incremental term loan facility ("the 2024 Term Loan Facility" and the loan thereunder, the "2024 Term Loans") in an aggregate initial principal amount of $741 million under its Amended and Restated Credit Agreement, dated as of March 11, 2021 (as amended through the date hereof, the "Credit Agreement") among the Borrower, the Company, certain of the Company's subsidiaries, the lenders party thereto from time to time and HSBC Bank USA, National Association, as

Administrative Agent and Collateral Agent. The 2024 Term Loan Facility was used to refinance in full the Company's outstanding 2022 Term Loan Facility and the 2023 Term Loan Facility.
The obligations of the Borrower under the 2024 Term Loan Facility are guaranteed and secured by the same guarantees and liens under the Credit Agreement prior to the effectiveness of the Amendment. The 2024 Term Loan Facility is a separate class of loans under the Credit Agreement, and if the Borrower elects to make an optional payment under the Credit Agreement or is required to make a mandatory prepayment under the Credit Agreement, the Borrower may, in each case, select which class or classes of loans to prepay.
The 2024 Term Loan Facility will amortize in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the 2024 Term Loan Facility commencing with the second full fiscal quarter after the effective date of the 2024 Term Loan Facility. The final maturity of the 2024 Term Loan Facility will occur on April 4, 2029. The 2024 Term Loan Facility permits amendments thereto whereby individual lenders may extend the maturity date of their outstanding loans upon the Borrower's request without the consent of any other lender, so long as certain conditions are met. The 2024 Term Loan Facility shall bear interest, at the Borrower's option, at either the base rate or the SOFR rate, in each case plus an applicable margin. The applicable margin in respect of the 2024 Term Loan Facility is 1.75% per annum for base rate loans or 2.75% per annum for SOFR rate loans.
The 2024 Term Loan Facility contains the same negative covenants applicable to the term loans outstanding under the Credit Agreement immediately prior to the effectiveness of the Amendment, which covenants, subject to certain limitations, thresholds and exceptions, limit the Company and its restricted subsidiaries to (among other restrictions): incur indebtedness; grant liens; pay dividends and make subsidiary and certain other distributions; sell assets; make investments; enter into transactions with affiliates; and make certain modifications to material documents (including organizational documents).
Short-Term Debt
Emirates Revolver
In June 2024, the Company entered into an amendment to extend the maturity date of the Emirates Revolver from June 2024 to December 2024.
Insurance premium financing
In August 2023, the Company entered into a $27 million insurance premium financing agreement with a third-party financing company. The financing balance requires a 33% down payment and will be repaid in monthly installments over 9 months at an 8% fixed annual interest rate. As of June 30, 2024, the financing balance was repaid in full.
Debt Covenants
As of June 30, 2024, we are in compliance with all financial covenants in our debt facilities.
12.    Derivative Financial Instruments
Derivatives recorded on the Condensed Consolidated Balance Sheets:

The following table is a summary of the fair value of derivatives outstanding at June 30, 2024 and December 31, 2023:

	Fair Value
	June 30, 2024		December 31, 2023
	Assets(a)	Accrued Liabilities	Assets(a)	Accrued Liabilities
Derivatives Designated as Cash Flow Hedges
Interest Rate Swaps	$27	$—	$18	$—
Natural Gas Hedges	$—	$—	$—	$1
Total Hedges	$27	$—	$18	$1
Derivatives Not Designated as Cash Flow Hedges
Currency Contracts	$2	$—	$1	$1
Total Derivatives	$29	$—	$19	$2
(a) At June 30, 2024 and December 31, 2023, current assets of $29 million and $19 million, respectively, are recorded in prepaid and other current assets on the Condensed Consolidated Balance Sheets.
Derivatives' Impact on the Condensed Consolidated Statement of Operations:
The following table summarizes the impact of the Company's derivatives on the unaudited Condensed Consolidated Statement of Operations:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings		Amount of Pre-Tax Gain (Loss) Recognized in Earnings
	Cost of Goods Sold	Other income, net	Cost of Goods Sold	Other income, net
	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023

Derivatives Not Designated as Hedging Instruments
Currency Contracts	$—	$3	$—	$2
Derivatives Designated as Hedging Instruments
Currency Contracts	$—	$—	$(2)	$—
Natural Gas Hedges	$—	$—	$(1)	$—
Total Derivatives	$—	$3	$(3)	$2

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings		Amount of Pre-Tax Gain (Loss) Recognized in Earnings
	Cost of Goods Sold	Other income, net	Cost of Goods Sold	Other income, net
	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023

Derivatives Not Designated as Hedging Instruments
Currency Contracts	$—	$(3)	$—	$(5)
Derivatives Designated as Hedging Instruments
Currency Contracts	$—	$—	$(4)	$—
Natural Gas Hedges	$(1)	$—	$(3)	$—
Total Derivatives	$(1)	$(3)	$(7)	$(5)
Interest Rate Risk

As a result of the 2024 Amendment (discussed in Note 11), the Company noted that the hedged transaction associated with the interest rate swap with a notional value of $200 million (which converted the variable rate to a fixed rate for a portion of the 2022 Term Loan Facility) had changed as the hedged transaction would now convert the variable rate to a fixed rate for a portion of the 2024 Term Loan Facility. There were no amendments to the terms of the $200 million interest rate swap, including the notional value, index rate, or expiration date as a result of the 2024 Amendment. However, given the change in the hedged transaction, we completed a hedge effectiveness test and determined that this hedge instrument continues to be highly effective at achieving offsetting cash flows related to the hedged transaction, enabling us to continue to apply hedge accounting over the remaining term of this hedge relationship.
As of June 30, 2024, the Company maintains a total of $950 million of interest rate swaps (with $700 million maturing in March 2028 and $250 million maturing in September 2024) with the objective in using the interest-rate swap agreements to add stability to interest expense and to manage the Company's exposure to interest rate movements. These interest rate swaps have been designated as cash flow hedges and involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Fair value gains or losses on these cash flow hedges are recorded in accumulated other comprehensive loss and are subsequently reclassified into interest expense in the same periods during which the hedged transactions affect earnings.
At June 30, 2024 and December 31, 2023, the net unrealized gain of $27 million and the unrealized gain of $18 million, respectively, was recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet. For the three and six months ended June 30, 2024, the amounts recorded in interest expense related to the interest-rate swap agreements were $7 million and $15 million, respectively, of which a gain of approximately $2 million for each period was reclassified from "Accumulated other comprehensive loss" to interest expense. For the three and six months ended June 30, 2023, the net amounts recorded in interest expense related to the interest-rate swap agreements were $7 million and $11 million, respectively.
Foreign Currency Risk
From time to time, we enter into foreign currency contracts used to hedge forecasted third party non-functional currency sales for our South African subsidiaries and forecasted non-functional currency cost of goods sold for our Australian subsidiaries. Historically, we have used a combination of zero-cost collars or forward contracts to reduce the exposure.  These foreign currency contracts are designated as cash flow hedges. Changes to the fair value of these foreign currency contracts are recorded as a component of other comprehensive (loss) income, if these contracts remain highly effective, and are recognized in net sales or costs of goods sold in the period in which the forecasted transaction affects earnings or are recognized in other income, net when the transactions are no longer probable of occurring. As of June 30, 2024, we had no outstanding amounts to reduce the exposure of our Australian subsidiaries’ cost of sales to fluctuations in currency rates or to reduce the exposure of our South African subsidiaries' third party sales to fluctuations in currency rates. At December 31, 2022, there was an unrealized net loss of $4 million recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet, which was fully recognized in earnings during the six months ended June 30, 2023.
From time to time, we enter into foreign currency contracts for the South African Rand, Australian Dollar, Euro, Pound Sterling, and Saudi Riyal to reduce exposure of our subsidiaries’ balance sheet accounts not denominated in our subsidiaries’ functional currency to fluctuations in foreign currency exchange rates. Historically, we have used forward contracts to reduce the exposure.  For accounting purposes, these foreign currency contracts are not considered hedges. The change in fair value associated with these contracts is recorded in “Other income, net” within the unaudited Condensed Consolidated Statement of Operations and partially offsets the change in value of third party and intercompany-related receivables not denominated in the functional currency of the subsidiary. At June 30, 2024, there was (i) 1 billion South African Rand (or approximately $57 million at June 30, 2024 exchange rate), (ii) 173 million Australian dollars (or approximately $115 million at the June 30, 2024 exchange rate), (iii) 48 million Pound Sterling (or approximately $61 million at the June 30, 2024 exchange rate), (iv) 27 million Euro (or approximately $29 million at the June 30, 2024 exchange rate), and (v) 142 million Saudi Riyal (or approximately $38 million at the June 30, 2024 exchange rate) of notional amounts of outstanding foreign currency contracts. At December 31, 2023, there was (i) 837 million South African Rand (or approximately $46 million at the June 30, 2024 exchange rate), (ii) 153 million Australian dollars (or approximately $102 million at the June 30, 2024 exchange rate), (iii) 45 million Pound Sterling (or approximately $57 million at the June 30, 2024 exchange rate), (iv) 45 million Euro (or approximately $48 million at the June 30, 2024 exchange rate) and (v) 67 million Saudi Riyal (or approximately $18 million at the June 30, 2024 exchange rate) of notional amounts of outstanding foreign currency contracts.

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
Level 1 -Quoted prices in active markets for identical assets or liabilities
Level 2 -Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly
Level 3 -Unobservable inputs based on the Company’s own assumptions
Our debt is recorded at historical amounts. The following table presents the fair value of our debt and derivative contracts at both June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Asset	Liability	Asset	Liability
Term Loan Facility	—	906	—	903
2022 Term Loan Facility	—	—	—	394
2023 Term Loan Facility	—	—	—	351
2024 Term Loan Facility	—	743	—	—
Standard Bank Term Loan Facility	—	60	—	64
Senior Notes due 2029	—	969	—	956
Australian Government Loan	—	1	—	1
MGT Loan	—	22	—	25
Interest rate swaps	27	—	18	—
Natural gas hedges	—	—	—	1
Foreign currency contracts	2	—	1	1
We determined the fair value of the Term Loan Facility, the 2022 Term Loan Facility, the 2023 Term Loan Facility, the 2024 Term Loan Facility and the Senior Notes due 2029 using quoted market prices, which under the fair value hierarchy is a Level 1 input. We determined the fair value of the Standard Bank Term Loan Facility utilizing transactions in the listed markets for identical or similar liabilities, which under the fair value hierarchy is a Level 2 input. The fair value of the Australian Government Loan and MGT Loan is based on the contracted amount which is a Level 2 input.
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

14.    Asset Retirement Obligations
Asset retirement obligations consist primarily of rehabilitation and restoration costs, landfill capping costs, decommissioning costs, and closure and post-closure costs. Activities related to asset retirement obligations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$188	$158	$186	$161
Additions	2	2	7	3
Accretion expense	5	3	10	7
Remeasurement/translation	2	—	(5)	(2)
Other, including change in estimates	—	—	—	(3)
Settlements/payments	(3)	(2)	(4)	(5)
Balance, June 30,	$194	$161	$194	$161

	June 30, 2024	December 31, 2023
Current portion included in “Accrued liabilities”	$12	$14
Noncurrent portion included in “Asset retirement obligations”	182	172
Asset retirement obligations	$194	$186

15.    Commitments and Contingencies
Purchase and Capital Commitments—Includes obligations for purchase requirements of process chemicals, supplies, utilities and services entered into in the ordinary course of business. At June 30, 2024, purchase commitments were $217 million for the remainder of 2024, $225 million for 2025, $212 million for 2026, $186 million for 2027, $311 million for 2028, and $2,380 million thereafter.
Letters of Credit—At June 30, 2024, we had outstanding letters of credit and bank guarantees of $120 million, of which $62 million were letters of credit, of which $48 million is related to the sale of Hawkins Point as discussed below, and $58 million were bank guarantees. Amounts for performance bonds were not material.
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
Hawkins Point Plant.  Residual waste mud, known as Batch Attack Mud, and a spent sulfuric waste stream were deposited in an onsite repository (the “Batch Attack Lagoon”) at a former TiO2 manufacturing site, Hawkins Point Plant in Baltimore, Maryland, operated by Cristal USA, Inc. from 1954 until 2011. We assumed responsibility for remediation of the Hawkins Point Plant when we acquired the TiO2 business of Cristal in April 2019. On December 21, 2022, we sold the Hawkins Point Plant to the Maryland Port Administration ("MPA"), a state agency controlled by the Maryland Department of Transportation. Pursuant to the terms of the transaction, MPA became the lead party in developing and implementing appropriate measures to address, treat, control, and mitigate the environmental conditions at the property under the regulatory oversight of the Maryland Department of the Environment ("MDE"). Under MPA ownership, the Hawkins Point Plant will be utilized for storage and beneficial reuse of dredged material from the Port of Baltimore. In exchange for transferring ownership of the site to MPA, Tronox has agreed to make scheduled, annual payments to MPA which together with scheduled, annual contributions from MPA will be used to remediate the property. The sale of the property to MPA did not have a material impact to the Consolidated Statement of Operations. As of June 30, 2024, we have a provision of $42 million included in "Environmental liabilities" in our Condensed Consolidated Balance Sheet for the Hawkins Point Plant consistent with the accounting policy described above.
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
UK Health and Safety Matter. In February 2024, we received a summons from the UK Health and Safety Executive alleging non-compliance with UK health and safety legislation at the Stallingborough pigment plant resulting from an incident involving an employee in August 2022. With regard to the summons, a court hearing is currently scheduled for September 2024. Based on our current understanding, we do not believe the enforcement action with regards to this incident will have a material adverse effect on our business, financial condition and results of operations.

16.    Accumulated Other Comprehensive Loss Attributable to Tronox Holdings plc and Other Equity Items
The tables below present changes in accumulated other comprehensive loss by component for the three months ended June 30, 2024 and 2023.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, April 1, 2024	$(769)	$(92)	$16	$(845)
Other comprehensive (loss) income	18	—	(1)	17
Amounts reclassified from accumulated other comprehensive loss	—	1	(2)	(1)
Balance, June 30, 2024	$(751)	$(91)	$13	$(829)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, April 1, 2023	$(725)	$(77)	$17	$(785)
Other comprehensive (loss) income	(33)	(1)	9	(25)
Amounts reclassified from accumulated other comprehensive loss	—	—	1	1
Balance, June 30, 2023	$(758)	$(78)	$27	$(809)
The tables below present changes in accumulated other comprehensive loss by component for the six months ended June 30, 2024 and 2023.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, January 1, 2024	$(729)	$(92)	$7	$(814)
Other comprehensive (loss) income	(22)	—	9	(13)
Amounts reclassified from accumulated other comprehensive loss	—	1	(3)	(2)
Balance, June 30, 2024	$(751)	$(91)	$13	$(829)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, January 1, 2023	$(710)	$(78)	$20	$(768)
Other comprehensive (loss) income	(48)	—	3	(45)
Amounts reclassified from accumulated other comprehensive loss	—	—	4	4
Balance, June 30, 2023	$(758)	$(78)	$27	$(809)

Repurchase of Common Stock
On February 21, 2024, in connection with the expiration in February 2024 of the Company's previous share repurchase program, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's stock through February 21, 2027. During the six months ended June 30, 2024, we made no repurchases of the Company's stock.
17.    Share-Based Compensation
Restricted Share Units (“RSUs”)
2024 Grant - During the six months ended June 30, 2024, the Company granted both time-based and performance-based awards to certain members of management. A total of 808,182 of time-based awards were granted to management which will vest ratably over a three-year period ending March 5, 2027. A total of 75,748 of time-based awards were granted to non-employee members of the Board which will vest in May 2025. A total of 808,188 of performance-based awards were granted, of which 404,094 of the awards vest based on a relative Total Shareholder Return ("TSR") calculation and 404,094 of the awards vest based on certain performance metrics of the Company. The non-TSR performance-based awards vest on March 5, 2027 based on the actual 2026 annual return on invested capital (ROIC). Similar to the Company's historical TSR awards granted in prior years, the TSR awards vest based on the Company's three-year TSR versus the peer group performance levels. Given these terms, the TSR metric is considered a market condition for which we used a Monte Carlo simulation to determine the weighted average grant date fair value of $21.69. The following weighted average assumptions were utilized to value the TSR grants:

2024
Dividend yield	—%
Expected historical volatility	47.9%
Risk free interest rate	4.46%
Expected life (in years)	3
The unrecognized compensation cost associated with all unvested awards at June 30, 2024 was $39 million, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of approximately 2.1 years.
During the three months ended June 30, 2024 and 2023, we recorded $4 million and $5 million, respectively, of stock compensation expense. During the six months ended June 30, 2024 and 2023, we recorded $10 million and $11 million, respectively, of stock compensation expense.

18.    Pension and Other Postretirement Healthcare Benefits
The components of net periodic cost associated with our U.S. and foreign pension plans recognized in the unaudited Condensed Consolidated Statements of Operations were as follows:

	Pensions		Pensions
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net periodic cost:
Service cost	$1	$1	$2	$2
Interest cost	4	4	9	8
Expected return on plan assets	(5)	(5)	(10)	(10)
Total net periodic cost	$—	$—	$1	$—
The components of net periodic cost associated with our postretirement healthcare plans recognized in the unaudited Condensed Consolidated Statements of Operations were as follows:

	Other Postretirement Benefit Plans		Other Postretirement Benefit Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net periodic cost:
Interest cost	1	—	1	1
Total net periodic cost	$1	$—	$1	$1
During the six months ended June 30, 2024, the Company made contributions to its pension plans of $3 million. The Company expects to make approximately $5 million of pension contributions for the remainder of 2024.
For both the three months ended June 30, 2024 and 2023, we contributed $2 million to the Netherlands Multiemployer Plan, which was primarily recognized in “Cost of goods sold” in the unaudited Condensed Consolidated Statement of Operations. For both the six months ended June 30, 2024 and 2023, we contributed $3 million to the Netherlands Multiemployer Plan, which was primarily recognized in “Cost of goods sold” in the unaudited Condensed Consolidated Statement of Operations.
19.    Related Parties
Tasnee / Cristal
At June 30, 2024, Cristal International Holdings B.V. (formerly known as Cristal Inorganic Chemical Netherlands Cooperatief W.A.), a subsidiary of Tasnee, owned 37,580,000 shares of Tronox, or a 24% ownership interest.
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
The following table shows the outstanding balance of the Tronox Loans, which at June 30, 2024 and December 31, 2023, is recorded on the unaudited Condensed Consolidated Balance Sheet in "Prepaid and other assets" and "Other long-term assets," respectively:

	June 30, 2024	December 31, 2023
Principal balance	50	80
Accrued interest income balance	8	12
Total outstanding balance	58	92
The following table shows the interest income earned on the Tronox Loans, which is recorded in "Interest income" on our unaudited Condensed Consolidated Statement of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income	1	2	2	3
The following table shows the amount of feedstock purchased from the Slagger, which is subsequently recorded in "Cost of goods sold" on our unaudited Condensed Consolidated Statement of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Settled as in-kind repayment of Tronox Loans	14	—	30	—
Settled in cash	8	36	16	79
Total chloride slag purchases	22	36	46	79

The following table shows the amounts due to AMIC at period-end regarding feedstock purchased from the Slagger, which are recorded in "Accrued liabilities" on our unaudited Condensed Consolidated Balance Sheet:

	June 30, 2024	December 31, 2023
Amount due to AMIC for slag purchases	13	—
In addition, on March 15, 2018 Tronox and AMIC entered into a Technical Services Agreement (the "Original Technical Services Agreement"), which was subsequently amended on May 13, 2020, May 10, 2023 and February 21, 2024 (the "Restated Technical Services Agreement"). Through September 30, 2023 we provided technical advice and project management services, however AMIC and its consultants were still responsible for engineering and construction of the Slagger. As compensation for these services, Tronox received certain fees, including a management fee. In the unaudited Condensed Consolidated Statement of Operations and shown in the table below, the management fees per the Original Technical Services Agreement were recorded within "Other income, net" and other technical support fees, including fees per the Restated Technical Services Agreement, are recorded within "Selling, general and administrative expenses". From and after October 1, 2023, we no longer receive a management fee and the scope of services we provide is more limited, for which we receive cost reimbursement plus a nominal margin.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Management fees	—	2	—	4
Other technical support fees	—	1	—	1
Total fees received	—	3	—	5
Outstanding balances for these fees receivable are shown below, which are recorded within “Prepaid and other assets” on the unaudited Condensed Consolidated Balance Sheet:

	June 30, 2024	December 31, 2023
Management fees and other technical support fees	—	1
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
On December 17, 2020 we completed the MGT transaction. Repayment of the $36 million note payable is based on a fixed U.S. dollar amount per metric ton quantity of MGT delivered by us to ATTM over time and therefore the ultimate maturity date is variable in nature. If ATTM fails to purchase MGT from us under certain contractually agreed upon conditions, then at our election we may terminate the MGT supply agreement with ATTM and we will no longer owe any amount under the loan agreement with Cristal. We currently estimate the ultimate maturity to be between approximately three and four years, subject to actual future MGT production levels. The interest rate on the note payable is based on the SAIBOR plus a premium. The note payable is recorded within "Long-term debt, net" and "Long-term debt due within one year" on the unaudited Condensed Consolidated Balance Sheet.

	June 30, 2024	December 31, 2023
Note payable, due within 1 year	7	7
Note payable, due longer than 1 year from now	15	18
Total outstanding note payable	22	25

Amounts regarding loan repayments for the MGT loan, which are recorded on the unaudited Condensed Consolidated Statement of Operations within “Net sales,” are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest expense	1	1	1	1
Loan Repayment via MGT delivered to ATTM	1	2	3	3
As a result of these transactions we have entered into related to the MGT assets, Tronox purchases chlorine gas from ATTM for use in the production of MGT and such transactions are reflected as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Purchases of chlorine gas	2	1	3	2

These purchases are subsequently recorded within “Cost of goods sold” on the unaudited Condensed Consolidated Statement of Operations. Amounts due at period end, which are presented below, are recorded within “Accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet.

	June 30, 2024	December 31, 2023
Amount due related to purchases of chlorine gas	1	1

As Tronox delivers MGT product to ATTM, amounts are recorded within “Net sales” on the unaudited Condensed Consolidated Statement of Operations, as shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
MGT sales made to ATTM as product is delivered	13	12	26	23

Amounts related to MGT deliveries that are outstanding at period end are recorded in “Prepaid and other assets” on the unaudited Condensed Consolidated Balance Sheet, as shown below:

	June 30, 2024	December 31, 2023
Due from ATTM for MGT deliveries	17	9

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain financial measures, in particular the presentation of earnings before interest, taxes, depreciation and amortization (“EBITDA”), Adjusted EBITDA, Adjusted EBITDA as a % of net sales, Adjusted net income (loss) attributable to Tronox, Diluted adjusted net income (loss) per share attributable to Tronox and net debt to trailing twelve months Adjusted EBITDA, which are not presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). We are presenting these non-U.S. GAAP financial measures because we believe they provide us and readers of this Form 10-Q with additional insight into our operational performance relative to earlier periods and relative to our competitors. We do not intend for these non-U.S. GAAP financial measures to be a substitute for any U.S. GAAP financial information. Readers of these statements should use these non-U.S. GAAP financial measures only in conjunction with the comparable U.S. GAAP financial measures. A reconciliation of net income to EBITDA and Adjusted EBITDA is also provided herein.
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
Business Environment
The following discussion includes trends and factors that may affect future operating results:
Second quarter revenue increased 3% compared to the prior year, driven by higher sales volumes of TiO2 and zircon. For the second quarter of 2024 as compared to the second quarter of 2023, TiO2 revenue increased 7% driven by a 16% increase in volumes, partially offset by an 8% decline in TiO2 average selling prices and mix, and a 1% headwind from foreign exchange rates. Zircon revenue decreased 11% from the second quarter of 2023 to the second quarter of 2024 due to a 15% decline in average selling prices partially offset by a 4% increase in sales volumes. Revenue from other products decreased 7% from the second quarter of 2023 to the second quarter of 2024 primarily due to a decrease in both volumes and average selling prices of pig iron. Gross profit decreased for the second quarter of 2024 as compared to the second quarter of 2023 due to the unfavorable impact of selling prices, including mix partially offset by improved production costs including direct material costs, higher sales volumes, and favorable freight costs.
Sequentially, revenue increased 6% in the second quarter of 2024 compared to the first quarter of 2024 primarily due to higher sales volumes of TiO2. TiO2 revenues increased 8% driven by an 8% increase in volumes, as increases in TiO2 averages selling prices were partially offset by unfavorable mix, and foreign exchanges rates remained relatively flat to the prior quarter. Zircon revenue decreased 3% sequentially driven by a 4% decrease in sales volumes partially offset by a 1% increase in average selling prices. Revenue from other products increased 1% from the first quarter of 2024 to the second quarter of 2024 primarily due to increased volumes across various products. Gross profit increased from the first quarter of 2024 to the second quarter of 2024 primarily due to improved production costs and higher sales volumes of TiO2.
As of June 30, 2024, our total available liquidity was $680 million, including $201 million in cash and cash equivalents and $479 million available under revolving credit agreements. As of June 30, 2024, our total debt was $2.8 billion and net debt to trailing-twelve month Adjusted EBITDA was 5.2x with approximately 64% of our interest rates fixed through 2028. The Company has no financial covenants on its term loan or bonds and only one springing financial covenant on its Cash Flow Revolver, which we do not expect to be triggered based on our current scenario planning. Refer to Note 11 of notes to condensed consolidated financial statements for further details.
Condensed Consolidated Results of Operations
Three Months Ended June 30, 2024 compared to the Three Months Ended June 30, 2023

	Three Months Ended June 30,
	2024	2023	Variance
Net sales	$820	$794	$26
Cost of goods sold	670	637	33
Gross profit	150	157	(7)
Gross Margin	18.3%	19.8%	(1.5) pts

Selling, general and administrative expenses	74	73	1
Income from operations	76	84	(8)
Interest expense	(42)	(38)	(4)
Interest income	2	3	(1)
Other income, net	19	4	15
Income before income taxes	55	53	2
Income tax provision	(45)	(322)	277
Net income (loss)	$10	$(269)	$279

Effective tax rate	82%	608%

EBITDA (1)	$167	$156	$11
Adjusted EBITDA (1)	$161	$168	$(7)
Net income (loss) as a % of Net Sales (1)	1.2%	(33.9)%	35.1 pts
Adjusted EBITDA as % of Net Sales (1)	19.6%	21.2%	(1.6) pts
_______________
(1)EBITDA, Adjusted EBITDA and Adjusted EBITDA as % of Net Sales are Non-U.S. GAAP financial measures. Please refer to the “Non-U.S. GAAP Financial Measures” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of these measures and a reconciliation of these measures to Net income (loss).
Net sales of $820 million for the three months ended June 30, 2024 increased by 3%, compared to $794 million for the same period in 2023. The increase is primarily due to higher sales volumes of TiO2.

Net sales by type of product for the three months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,
	2024	2023	Variance	Percentage
TiO2	$653	$611	$42	7%
Zircon	85	95	(10)	(11)%
Other products	82	88	(6)	(7)%
Total net sales	$820	$794	$26	3%
For the three months ended June 30, 2024, TiO2 revenue was higher by 7% or $42 million compared to the prior year quarter primarily due to an increase of $102 million in sales volumes partially offset by a decrease of $57 million in average selling prices, including mix. Foreign currency negatively impacted TiO2 revenue by $3 million primarily due to the weakening of the Euro. Zircon revenue decreased $10 million primarily due to a 15% decrease in average selling prices partially offset by a 4% increase in sales volumes. Other products revenue decreased $6 million from the year-ago quarter primarily due to decreases in pig iron sales volumes and average selling prices.
Gross profit of $150 million was 18.3% of net sales compared to 19.8% of net sales in the year-ago quarter. The decrease in gross margin is primarily due to:
•the unfavorable impact of 7 points primarily due to a decrease in TiO2, Zircon and pig iron selling prices, including mix, partially offset by
•the favorable impact of 5 points due to improved production costs, including direct material costs.

Selling, general and administrative expenses of $74 million remained relatively consistent quarter over quarter.

Income from operations for the three months ended June 30, 2024 was $76 million compared to $84 million in the prior year period. The decrease of $8 million was primarily due to the lower selling prices of TiO2, Zircon and pig iron partially offset by improved absorption from higher production volumes.
Interest expense for the three months ended June 30, 2024 increased by $4 million compared to the same period of 2023 primarily due to the increase in the effective interest rates on our long-term debt facilities and higher average outstanding debt balances period over period.
Other income, net for the three months ended June 30, 2024 primarily consisted of approximately $28 million (net of associated transaction costs) related to a sale of a royalty interest in certain Canadian mineral properties partially offset by $5 million of net realized and unrealized foreign currency losses and $4 million of fees associated with the utilization of the Securitization Facility. The remaining amount was driven by other individually immaterial amounts.
We have established a full valuation allowance related to the total net deferred tax assets in Brazil, and we continue to maintain full valuation allowances related to the total net deferred tax assets in Australia and the United Kingdom.  The provisions for income taxes associated with these jurisdictions include no tax benefits with respect to losses incurred and tax expense only to the extent of current tax payments. Additionally, we have valuation allowances against other specific tax assets.
The effective tax rate was 82% and 608% for the three months ended June 30, 2024 and 2023, respectively. The effective tax rates for the three months ended June 30, 2024 and 2023 are impacted by a variety of factors including income and losses in jurisdictions with valuation allowances, non-taxable income and expense items, prior year accruals, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate. The effective tax rate for the three months ended June 30, 2024 was impacted by the establishment of full valuation allowance against Brazil's deferred tax assets. The effective tax rate for the three months ended June 30, 2023 was impacted by the establishment of a full valuation allowance against Australia's deferred tax assets.

Net income (loss) as a % of net sales was 1.2% for the three months ended June 30, 2024 as compared to (33.9%) for the prior year period. The primary driver of the period over period increase is the timing of the deferred tax assets' valuation allowance adjustments and the sale of a royalty interest in certain Canadian properties in the current period partially offset by the lower gross profit due to the lower selling prices. Adjusted EBITDA as a percentage of net sales was 19.6% for the three months ended June 30, 2024 as compared to 21.2% for the prior year primarily due to the lower gross margin as a result of lower selling prices partially offset by a reduction in direct material costs and improved absorption from higher production volumes as discussed above.
Six Months Ended June 30, 2024 compared to the Six Months Ended June 30, 2023

	Six Months Ended June 30,
	2024	2023	Variance
Net sales	$1,594	$1,502	$92
Cost of goods sold	1,324	1,212	112
Gross profit	270	290	(20)
Gross Margin	16.9%	19.3%	(2.4) pt

Selling, general and administrative expenses	153	144	9
Income from operations	117	146	(29)
Interest expense	(84)	(71)	(13)
Interest income	6	6	—
Other income, net	18	6	12
Income before income taxes	57	87	(30)
Income tax provision	(56)	(331)	(275)
Net income (loss)	$1	$(244)	$245

Effective tax rate	98%	380%

EBITDA (1)	$279	$291	$(12)
Adjusted EBITDA (1)	$292	$314	$(22)
Net income (loss) as a % of Net Sales (1)	0.1%	(16.2)%	16.3 pts
Adjusted EBITDA as % of Net Sales (1)	18.3%	20.9%	(2.6) pt
_______________
(1)EBITDA, Adjusted EBITDA and Adjusted EBITDA as % of Net Sales are Non-U.S. GAAP financial measures. Please refer to the “Non-U.S. GAAP Financial Measures” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of these measures and a reconciliation of these measures to Net income from operations.
Net sales of $1,594 million for the six months ended June 30, 2024 increased by 6% compared to $1,502 million for the same period in 2023. The increase is primarily due to increases in sales volumes of both TiO2 and Zircon.
Net sales by type of product for the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended June 30,
	2024	2023	Variance	Percentage
TiO2	$1,259	$1,171	$88	8%
Zircon	173	167	6	4%
Other products	162	164	(2)	(1)%
Total net sales	$1,594	$1,502	$92	6%
For the six months ended June 30, 2024, TiO2 revenue was higher by 8% or $88 million compared to the prior year period. TiO2 revenue increased primarily due to an increase of $204 million in sales volumes partially offset by a decrease of $115 million in average selling prices, including mix. Foreign currency negatively impacted TiO2 revenue by $1 million due to the weakening of the Euro. Zircon revenue increased $6 million primarily due to a 21% increase in sales volumes partially offset by a 17% decrease in average selling prices. Other products revenue decreased $2 million primarily due to decrease in sales volumes and average selling prices of pig iron.
Gross margin of $270 million was 16.9% of net sales compared to 19.3% of net sales in the year-ago period. The decrease in gross margin is primarily due to:
•the unfavorable impact of 8 points primarily due to a decrease in TiO2, Zircon and pig iron selling prices, partially offset by
•the favorable impact of 4 points due to improved absorption from higher production volumes, and
•the net favorable impact of 1 point due to changes in foreign exchange rates, primarily due to the South African Rand and Australian dollar.

Selling, general and administrative expenses increased by $9 million or 6% during the six months ended June 30, 2024 compared to the same period of the prior year primarily driven by a $5 million increase in employee costs and a $3 million increase in professional services. The remaining net increase was driven by individually immaterial amounts.
Income from operations for the six months ended June 30, 2024 was $117 million compared to income from operations of $146 million in the prior year period. The decrease of $29 million was primarily due to lower selling prices of TiO2, Zircon and pig iron and higher SG&A expenses partially offset by the improved absorption from higher production volumes as discussed above.
Interest expense for the six months ended June 30, 2024 increased by $13 million compared to the same period of 2023 primarily due to the increase in the effective interest rates on our long-term debt facilities and higher average outstanding debt balances period over period.
Other income, net for the six months ended June 30, 2024 primarily consisted of approximately $28 million (net of associated transaction fees) related to a sale of a royalty interest in certain Canadian mineral properties partially offset by $7 million of fees associated with the utilization of the Securitization Facility and $2 million of net realized and unrealized foreign currency losses. The remaining amount was driven by other individually immaterial amounts.
We have established a full valuation allowance related to the total net deferred tax assets in Brazil, and we continue to maintain full valuation allowances related to the total net deferred tax assets in Australia and the United Kingdom. The provisions for income taxes associated with these jurisdictions include no tax benefits with respect to losses incurred and tax expense only to the extent of current tax payments. Additionally, we have valuation allowances against other specific tax assets.
The effective tax rate was 98% and 380% for the six months ended June 30, 2024 and 2023, respectively. The effective tax rates for the six months ended June 30, 2024 and 2023 are impacted by a variety of factors including income and losses in jurisdictions with valuation allowances, non-taxable income and expense items, prior year accruals, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate. The effective tax rate for the six months ended June 30, 2024 was impacted by the establishment of a full valuation allowance against Brazil's deferred tax assets. The effective tax rate for the six months ended June 30, 2023 was impacted by the establishment of a full valuation allowance against Australia's deferred tax assets.

Net income (loss) as a % of net sales 0.1% for the six months ended June 30, 2024 as compared to (16.2%) for the prior year period. The primary driver of the period over period increase is the timing of the deferred tax assets' valuation allowance adjustments and the sale of a royalty interest in certain Canadian properties in the current period partially offset by the lower gross profit due to the lower selling prices. Adjusted EBITDA as a percentage of net sales was 18.3% for the six months ended June 30, 2024, a decrease of 2.6 points from 20.9% in the prior year. The lower gross margin and higher SG&A expenses were the primary drivers of the year-over-year decrease in Adjusted EBITDA percentage.
Other Comprehensive Income (Loss)
Other comprehensive income was $12 million in the three months ended June 30, 2024 as compared to other comprehensive loss of $21 million in the three months ended June 30, 2023. The change is primarily due to the favorable foreign currency translation adjustments of $14 million in the three months ended June 30, 2024 as compared to unfavorable foreign currency translation adjustments of $30 million in the prior year period. In addition, we recognized a net loss on derivative instruments of $3 million in the three months ended June 30, 2024 as compared to a net gain on derivative instruments of $10 million in the prior year period.
Other comprehensive loss was $20 million in the six months ended June 30, 2024 as compared to other comprehensive loss of $36 million in the six months ended June 30, 2023. The change is primarily due to the unfavorable foreign currency translation adjustments of $27 million in the six months ended June 30, 2024 as compared to the unfavorable foreign currency translation adjustments of $43 million in the prior year period. In addition, we recognized a net gain on derivative instruments of $6 million in the six months ended June 30, 2024 as compared to a net gain on derivative instruments of $7 million in the prior year period.
Liquidity and Capital Resources
The following table presents our liquidity as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(Millions of U.S. dollars)
Cash and cash equivalents	$201	$273
Available under the Cash Flow Revolver	335	343
Available under the Standard Credit Facility	55	55
Available under the Emirates Revolver	63	64
Available under the SABB Facility	20	20
Available under the Bank Itau Facility	$6	$6
Total	$680	$761
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
Working capital (calculated as current assets less current liabilities) was $1.5 billion at June 30, 2024 and $1.4 billion at December 31, 2023.
As of June 30, 2024, the non-guarantor subsidiaries of our Senior Notes due 2029 represented approximately 18% of our total consolidated liabilities and approximately 41% of our total consolidated assets. For the three and six months ended June 30, 2024, the non-guarantor subsidiaries of our Senior Notes due 2029 represented approximately 42% and 43%, respectively, of our total consolidated net sales. For the three and six months ended June 30, 2024, the non-guarantor subsidiaries of our

Senior Notes due 2029 represented approximately 48% and 46% of our consolidated EBITDA (as such term is defined in the 2029 Indenture). In addition, as of June 30, 2024, our non-guarantor subsidiaries had $758 million of total consolidated liabilities (including trade payables but excluding intercompany liabilities), all of which would have been structurally senior to the 2029 Notes. See Note 11 of notes to unaudited condensed consolidated financial statements.
At June 30, 2024, we had outstanding letters of credit and bank guarantees of $120 million. See Note 15 of notes to unaudited condensed consolidated financial statements.
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
During the three months ended June 30, 2024, our credit rating with Moody’s remained unchanged at Ba3 stable outlook and our Standard & Poor's rating and outlook remained the same at B positive and stable, respectively. See Note 11 of notes to unaudited condensed consolidated financial statements.
Cash and Cash Equivalents
We consider all investments with original maturities of three months or less to be cash equivalents. As of June 30, 2024, our cash and cash equivalents were invested in money market funds and we also receive earnings credits for some balances left in our bank operating accounts. We maintain cash and cash equivalents in bank deposit and money market accounts that may exceed federally insured limits. The financial institutions where our cash and cash equivalents are held are highly rated and geographically dispersed, and we have a policy to limit the amount of credit exposure with any one institution. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk.
The use of our cash includes payment of our operating expenses, capital expenditures, servicing our interest and debt repayment obligations, cash taxes, making pension contributions and making quarterly dividend payments. Going forward, we expect to continue to invest in our businesses through cost reduction, as well as growth and vertical integration-related capital expenditures including projects such as newTRON, rare earths initiatives and various mine development projects, continued reductions in our debt, continued dividends and share repurchases.
Repatriation of Cash
At June 30, 2024, we held $201 million in cash and cash equivalents in these respective jurisdictions: $30 million in Europe, $37 million in the United States, $52 million in Australia, $21 million in Brazil, $36 million in South Africa, $6 million in Saudi Arabia, $18 million in China and $1 million in India. Our credit facilities limit transfers of funds from subsidiaries in the United States to certain foreign subsidiaries.
At June 30, 2024, Tronox Holdings plc had foreign subsidiaries with undistributed earnings. Although we would not be subject to income tax on these earnings, we have asserted that amounts in specific jurisdictions are indefinitely reinvested outside of the parent's taxing jurisdictions. These amounts could be subject to withholding tax if distributed, but the Company has made no provision for tax related to these undistributed earnings. In 2022, the Company removed its assertion that earnings in China are indefinitely reinvested, and since then, the withholding tax accruals for potential repatriations from that jurisdiction are reflected in the effective tax rate.
Stock Repurchases
On February 21, 2024, in connection with the expiration in February 2024 of the Company's previous share repurchase program, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's stock through February 21, 2027. During the six months ended June 30, 2024, we made no repurchases of the Company's stock.
Debt Obligations
At June 30, 2024 and December 31, 2023, our long-term debt, net of unamortized discount and debt issuance costs was $2.8 billion and $2.8 billion, respectively. At June 30, 2024 and December 31, 2023, our net debt (the excess of our debt over cash and cash equivalents) was $2.6 billion and $2.6 billion, respectively. See Note 11 of notes to unaudited condensed consolidated financial statements.
On May 1, 2024, Tronox Finance LLC (the “Borrower”), Tronox Holdings plc (the “Company”), certain of the Company’s subsidiaries, the incremental term lender party thereto and HSBC Bank USA, National Association, as Administrative Agent and Collateral Agent, entered into Amendment No. 4 to the Amended and Restated First Lien Credit Agreement (the "2024 Amendment"). The 2024 Amendment provides the Borrower with a new five-year incremental term loan facility ("the 2024 Term Loan Facility") under its credit agreement in an aggregate initial principal amount of $741 million. The 2024 Term Loan Facility was used to refinance in full the Company's outstanding 2022 Term Loan and 2023 Term Loan. Refer to Note 11 in notes to unaudited condensed consolidated financial statements for further details.
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
Cash Flows
The following table presents cash flow for the periods indicated:

	Six Months Ended June 30,
	2024	2023
	(Millions of U.S. dollars)
Cash provided by operating activities	$131	$57
Cash used in investing activities	(136)	(145)
Cash (used in) provided by financing activities	(63)	92
Effects of exchange rate changes on cash and cash equivalents	(4)	(1)
Net (decrease) increase in cash and cash equivalents	$(72)	$3
Cash Flows provided by Operating Activities — Cash provided by operating activities of $131 million is primarily driven by $219 million of net income adjusted for non-cash items offset by a net cash outflow of $88 million related to changes in assets and liabilities. The following table provides our net cash provided by operating activities for the six months ended

June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
	(Millions of U.S. dollars)
Net (loss) income	$1	$(244)
Adjustments for non-cash items	218	490
Income related cash generation	219	246
Net change in assets and liabilities	(88)	(189)
Cash provided by operating activities	$131	$57
Net cash provided by operating activities increased by $74 million year-over-year from $57 million in the prior year to $131 million during the current year. This increase was generated primarily due to lower use of cash for working capital in the current year primarily driven by a decrease of $8 million and $10 million in inventories and prepaid and other assets, respectively, and an increase in accounts payable and accrued liabilities of $13 million. These were partially offset by increases in accounts receivable of $97 million.
Cash Flows used in Investing Activities — Net cash used in investing activities for the six months ended June 30, 2024 was $136 million as compared to $145 million for the same period in 2023 primarily due to a $14 million of proceeds from the sale of a royalty interest in certain Canadian mineral properties partially offset by lower capital expenditures of $152 million during the current year as compared to $148 million in the prior year.
Cash Flows (used in) provided by Financing Activities —Net cash used in financing activities during the six months ended June 30, 2024 was $63 million as compared to cash provided by financing activities of $92 million for the six months ended June 30, 2023. The six months ended June 30, 2024 was primarily comprised of dividends paid of $41 million and total repayments of $20 million of long-term debt and short-term debt. The six months ended June 30, 2023 was primarily comprised of total draw downs offset by repayments of $151 million on several of our short-term debt facilities partially offset by dividends paid of $50 million.
Contractual Obligations
The following table sets forth information relating to our contractual obligations as of June 30, 2024:

	Contractual Obligation Payments Due by Year (3)(4)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of U.S. dollars)
Long-term debt, net and lease financing (including interest) (1)	$3,662	218	465	2,958	21
Purchase obligations (2)	3,531	330	418	497	2,286
Operating leases	277	31	53	43	150
Asset retirement obligations and environmental liabilities(5)	457	29	56	53	319
Total	$7,927	608	992	3,551	2,776
__________________
(1)We calculated the Term Loan Facility interest at a SOFR plus a margin of 2.50% and the 2024 Term Loan Facility at a SOFR plus a margin of 2.75%. See Note 11 of notes to our unaudited condensed consolidated financial statements.
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
Non-U.S. GAAP Financial Measures
EBITDA, Adjusted EBITDA, Adjusted EBITDA as a % of Net Sales, Adjusted net income (loss) attributable to Tronox, Diluted adjusted net income per share attributable to Tronox and net debt to trailing twelve months Adjusted EBITDA, which are used by management to measure performance, are not presented in accordance with U.S. GAAP. We define EBITDA as net income (loss) excluding the impact of income taxes, interest expense, interest income and depreciation, depletion and amortization. We define Adjusted EBITDA as EBITDA excluding the impact of nonrecurring items such as restructuring charges, gain or loss on debt extinguishments, impairment charges, gains or losses on sale of assets, acquisition-related transaction costs and pension settlements and curtailment gains or losses. Adjusted EBITDA also excludes non-cash items such as share-based compensation costs, pension and postretirement costs, and realized and unrealized foreign currency remeasurement gains and losses. We define Adjusted net income (loss) attributable to Tronox as net income (loss) attributable to Tronox excluding the impact of nonrecurring items which are the Company believes are not indicative of its core operating results such as restructuring charges, gain or loss on debt extinguishments, impairment charges, gains or losses on sale of assets, acquisition-related transaction costs and pension settlements and curtailment gains or losses. We define Diluted adjusted net income per share attributable to Tronox as Diluted net income (loss) per share excluding the impact of nonrecurring items which are the Company believes are not indicative of its core operating results such as restructuring charges, gain or loss on debt extinguishments, impairment charges, gains or losses on sale of assets, acquisition-related transaction costs and pension settlements and curtailment gains or losses.
Management believes that EBITDA, Adjusted EBITDA, Adjusted EBITDA as a % of net sales, Adjusted net income (loss) attributable to Tronox, Diluted adjusted net income (loss) per share attributable to Tronox and net debt to trailing twelve months Adjusted EBITDA are useful to investors, as it is commonly used in the industry as a means of evaluating operating performance. We do not intend for these non-U.S. GAAP financial measures to be a substitute for any U.S. GAAP financial information. Readers of these statements should use these non-U.S. GAAP financial measures only in conjunction with the comparable U.S. GAAP financial measures. Since other companies may calculate EBITDA, Adjusted EBITDA, Adjusted EBITDA as a % of net sales, Adjusted net income (loss) attributable to Tronox, Diluted adjusted net income (loss) per share attributable to Tronox and net debt to trailing twelve months Adjusted EBITDA differently than we do, EBITDA, Adjusted EBITDA, Adjusted EBITDA as a % of net sales, Adjusted net income (loss) attributable to Tronox, Diluted adjusted net income per share attributable to Tronox and net debt to trailing twelve months Adjusted EBITDA, as presented herein, may not be comparable to similarly titled measures reported by other companies. Management believes these non-U.S. GAAP financial measures:
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

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA, Adjusted EBITDA as a % of net sales for the periods presented and Net Debt to Trailing Twelve Months Adjusted EBITDA as of June 30, 2024 and December 31, 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Millions of U.S. dollars)
Net income (loss) (U.S. GAAP)	$10	$(269)	$1	$(244)

Interest expense	42	38	84	71
Interest income	(2)	(3)	(6)	(6)
Income tax provision	45	322	56	331
Depreciation, depletion and amortization expense	72	68	144	139
EBITDA (non-U.S. GAAP)	167	156	279	291
Share-based compensation (a)	4	5	10	11
Accretion expense and other adjustments to asset retirement obligations and environmental liabilities (b)	7	6	14	8
Accounts receivable securitization program (c)	4	3	7	5
Foreign currency remeasurement (d)	4	(5)	2	(6)
Sale of royalty interest (e)	(28)	—	(28)	—
Other items (f)	3	3	8	5
Adjusted EBITDA (non-U.S. GAAP)	$161	$168	$292	$314

	Three Months Ended June 30,
	2024	2023
Net sales	$820	$794
Net income (loss) (U.S. GAAP)	$10	$(269)
Net income (loss) (U.S. GAAP) as a % of Net sales	1.2%	(33.9)%
Adjusted EBITDA (non-U.S. GAAP) (see above) as a % of Net sales	19.6%	21.2%

	June 30, 2024	December 31, 2023
Long-term debt, net	$2,781	$2,786
Short-term debt	—	11
Long-term debt due within one year	26	27
(Less) Cash and cash equivalents	(201)	(273)
Net debt	$2,606	$2,551
Trailing-twelve month Adjusted EBITDA (non-U.S. GAAP)	$502	$524
Net debt to trailing-twelve month Adjusted EBITDA (non-U.S. GAAP) (see above)	5.2x	4.9x

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

(e) Represents the sale of a royalty interest in certain Canadian mineral properties, net of associated transaction costs included in "Other income, net" in the unaudited Condensed Consolidated Statements of Operations.

(f) Includes noncash pension and postretirement costs, asset write-offs and other items included in “Selling general and administrative expenses”, “Cost of goods sold” and “Other income, net” in the unaudited Condensed Consolidated Statements of Operations.

The following table reconciles trailing twelve month net income (loss) to EBITDA and Adjusted EBITDA as of June 30, 2024:

	Three Months Ended				Trailing Twelve Month Adjusted EBITDA
	September 30, 2023	December 31, 2023	March 31, 2024	June 30, 2024

Net (loss) income (U.S. GAAP)	$(14)	$(56)	$(9)	$10	$(69)
Interest expense	42	45	42	42	171
Interest income	(4)	(8)	(4)	(2)	(18)
Income tax provision	8	24	11	45	88
Depreciation, depletion and amortization expense	67	69	72	72	280
EBITDA (non-U.S. GAAP)	99	74	112	167	452
Share-based compensation (a)	4	6	6	4	20
Foreign currency remeasurement (b)	(1)	1	(2)	4	2
Accretion expense and other adjustments to asset retirement obligations and environmental liabilities (c)	6	8	7	7	28
Accounts receivable securitization program (d)	4	3	3	4	14
Sale of royalty interest (e)	—	—	—	(28)	(28)
Other items (f)	4	2	5	3	14
Adjusted EBITDA (non-U.S. GAAP)	$116	$94	$131	$161	$502

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
(e) Represents the sale of a royalty interest in certain Canadian mineral properties, net of associated transaction costs included in "Other income, net" in the unaudited Condensed Consolidated Statements of Operations.

(f) Includes noncash pension and postretirement costs, asset write-offs, severance expense and other items included in “Selling general and administrative expenses”, “Cost of goods sold” and “Other income, net” in the unaudited Condensed Consolidated Statements of Operations.

The following table reconciles Net income (loss) attributable to Tronox to Adjusted net income attributable to Tronox for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Millions of U.S. dollars)		(Millions of U.S. dollars)
Net income (loss) attributable to Tronox Holdings plc (U.S. GAAP)	$16	$(269)	$7	$(246)
Sale of royalty interest (a)	(21)	—	(21)	—
Tax valuation allowance (b)	16	293	16	293
Other (c)	1	—	2	1
Adjusted net income attributable to Tronox Holdings plc (non-U.S. GAAP) (1)	$12	$24	$4	$48

Diluted net income (loss) per share (U.S. GAAP)	$0.10	$(1.72)	$0.04	$(1.58)
Sale of royalty interest, per share	(0.14)	—	(0.13)	—
Tax valuation allowance, per share	0.10	1.87	0.10	1.87
Other, per share	0.01	—	0.01	0.01
Diluted adjusted net income per share attributable to Tronox Holdings plc (non-U.S. GAAP) (2)	$0.07	$0.16	$0.02	$0.31

Weighted average shares outstanding, diluted (in thousands)	159,288	157,159	158,902	157,059

(a) Represents the sale of a royalty interest in certain Canadian mineral properties, net of associated transaction costs included in "Other income, net" in the unaudited Condensed Consolidated Statements of Operations.

(b) 2024 amount represents the establishment of a full valuation allowance against the deferred tax assets within our Brazilian jurisdiction. 2023 amount represents the establishment of a full valuation allowance against the deferred tax assets within our Australian jurisdiction.

(c) Represents other activity not representative of the ongoing operations of the Company.

(1) Only the sale of royalty interest and certain other items have been tax impacted whereas certain other items were not tax impacted as they were recorded in jurisdictions with full valuation allowances.

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
Credit Risk
Credit risk is the risk that a borrower or a counterparty will fail to meet their obligations. A significant portion of our liquidity is concentrated in trade accounts receivable that arise from sales of our products to customers. In the case of TiO2, the high level of industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. We have significant exposure to credit risk in industries that are affected by cyclical economic fluctuations. We perform ongoing credit evaluations of our customers from time to time, as deemed appropriate, to mitigate credit risk but generally do not require collateral. Our contracts typically enable us to tighten credit terms if we perceive additional credit risk; however, historic losses due to write offs of bad debt have been insignificant. In addition, due to our international operations, we are subject to potential trade restrictions and sovereign risk in certain countries in which we operate. We maintain allowances for potential credit losses based on specific customer review and current financial conditions. During the six months ended June 30, 2024 and 2023, our ten largest third-party customers represented 36% and 37%, respectively, of our consolidated net sales. During the six months ended June 30, 2024 and 2023, no single customer accounted for 10% of our consolidated net sales.
Interest Rate Risk
Interest rate risk arises from the possibility that changes in interest rates will impact our financial results. We are exposed to interest rate risk on our floating rate debt, the Term Loan Facility, the 2024 Term Loan Facility, Standard Bank Term Loan Facility, and Cash Flow Revolver, Standard Bank Revolver, Emirates Revolver and SABB Credit Facility balances. Using a sensitivity analysis as of June 30, 2024, a hypothetical 1% increase in interest rates would result in a net decrease to pre-tax income of approximately $7 million on an annualized basis. This is due to the fact that earnings on our floating rate financial assets of $53 million at June 30, 2024 would increase by the full 1%, offsetting the impact of a 1% increase in interest expense on our floating rate debt of approximately $775 million.

As of June 30, 2024, the Company maintains a total of $950 million of interest rate swaps (with $700 million maturing in March 2028 and $250 million maturing in September 2024) with the objective in using the interest-rate swap agreements to add stability to interest expense and to manage the Company's exposure to interest rate movements. These interest rate swaps have been designated as cash flow hedges and involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company's objectives in using the interest rate swap agreements are to add stability to interest expense and to manage its exposure to interest rate movements. Refer to Note 12 of notes to unaudited condensed consolidated financial statements for further details.
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
From time to time, we enter into foreign currency contracts used to hedge forecasted third party non-functional currency sales for our South African subsidiaries and forecasted non-functional currency cost of goods sold for our Australian subsidiaries. Historically, we have used a combination of zero-cost collars or forward contracts to reduce the exposure.  These foreign currency contracts are designated as cash flow hedges. Changes to the fair value of these foreign currency contracts are recorded as a component of other comprehensive (loss) income, if these contracts remain highly effective, and are recognized in net sales or costs of goods sold in the period in which the forecasted transaction affects earnings or are recognized in other income, net when the transactions are no longer probable of occurring. As of June 30, 2024, we had no outstanding amounts to reduce the exposure of our Australian subsidiaries’ cost of sales to fluctuations in currency rates or to reduce the exposure of our South African subsidiaries' third party sales to fluctuations in currency rates. At December 31, 2022, there was an unrealized net loss of $4 million recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet, which was fully recognized in earnings during the six months ended June 30, 2023.
From time to time, we enter into foreign currency contracts for the South African Rand, Australian Dollar, Euro, Pound Sterling, and Saudi Riyal to reduce exposure of our subsidiaries’ balance sheet accounts not denominated in our subsidiaries’ functional currency to fluctuations in foreign currency exchange rates. Historically, we have used forward contracts to reduce the exposure.  For accounting purposes, these foreign currency contracts are not considered hedges. The change in fair value associated with these contracts is recorded in “Other expense, net” within the unaudited Condensed Consolidated Statement of Operations and partially offsets the change in value of third party and intercompany-related receivables not denominated in the functional currency of the subsidiary. At June 30, 2024, there was (i) 1 billion South African Rand (or approximately $57 million at June 30, 2024 exchange rate), (ii) 173 million Australian dollars (or approximately $115 million at the June 30, 2024 exchange rate), (iii) 48 million Pound Sterling (or approximately $61 million at the June 30, 2024 exchange rate), (iv) 27 million Euro (or approximately $29 million at the June 30, 2024 exchange rate), and (v) 142 million Saudi Riyal (or approximately $38 million at the June 30, 2024 exchange rate) of notional amounts of outstanding foreign currency contracts. At December 31, 2023, there was (i) 837 million South African Rand (or approximately $46 million at the June 30, 2024 exchange rate), (ii) 153 million Australian dollars (or approximately $102 million at the June 30, 2024 exchange rate), (iii) 45 million Pound Sterling (or approximately $57 million at the June 30, 2024 exchange rate), (iv) 45 million Euro (or approximately $48 million at the June 30, 2024 exchange rate) and (v) 67 million Saudi Riyal (or approximately $18 million at the June 30, 2024 exchange rate) of notional amounts of outstanding foreign currency contracts.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of Tronox’s management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules

13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”), as of June 30, 2024, the end of the period covered by this report. Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date. Tronox’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Tronox in the reports that it files or submits under the Exchange Act is accumulated and communicated to Tronox’s management, including Tronox’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date.
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

Other than as discussed above, during the quarter ended June 30, 2024, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table provides information with respect to purchases of our shares of common stock, $0.01 par value per share, during the three months ended June 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs (1)	Approximate Dollar Value That May Yet Be Purchased Under the Program (2)
				$300,000,000
April 1, 2024 through April 30, 2024	—	$—	—	$300,000,000
May 1, 2024 through May 31, 2024	—	$—	—	$300,000,000
June 1, 2024 through June 30, 2024	—	$—	—	$300,000,000
Totals	—	$—	—	$300,000,000
(1) On February 21, 2024, in connection with the expiration in February 2024 of the Company's previous share repurchase program, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's stock through February 21, 2027. During the six months ended June 30, 2024, we made no repurchases of the Company's stock.
(2) Amounts reflect the remaining dollar value of shares that may be purchased under the stock repurchase program described above.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Mr. Russell Austin, the Company's Senior Vice President, Global Operations, voluntarily decided to leave Tronox which will be effective December 1, 2024.

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) had any contact, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for any "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K.

Item 6.    Exhibits

Exhibit No.

10.1	Deed of Separation and Release by and among Mr. Russell Austin and Tronox Management Pty Limited dated as of July 30, 2024.

31.1	Rule 13a-14(a) Certification of John Romano. (furnished herewith)

31.2	Rule 13a-14(a) Certification of D. John Srivisal. (furnished herewith)

32.1	Section 1350 Certification for John Romano. (furnished herewith)

32.2	Section 1350 Certification for D. John Srivisal. (furnished herewith)

101
The following financial statements from Tronox Holdings plc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (furnished herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema Document. (furnished herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (furnished herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. (furnished herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. (furnished herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (furnished herewith)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024, which has been formatted in Inline XBRL and contained in Exhibit 101.
_______________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:
August 2, 2024

TRONOX HOLDINGS PLC (Registrant)

By:	/s/ D. John Srivisal
Name:	D. John Srivisal
Title:	Senior Vice President, Chief Financial Officer

By:	/s/ Jonathan P. Flood
Name:	Jonathan P. Flood
Title:	Vice President, Controller and Principal Accounting Officer