Form 10-Q
period 2024-09-30
Tronox Holdings plc
filed 2024-10-25
CIK 1530804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of October 21, 2024, the Registrant had 157,924,763 ordinary shares outstanding.

Item 1.    Financial Statements (Unaudited)

Page No.

Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2024 and 2023	4
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2024 and 2023	5
Unaudited Condensed Consolidated Balance Sheets at September 30, 2024 and December 31, 2023	6
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023	7
Unaudited Condensed Consolidated Statement of Shareholders’ Equity for the Three and Nine Months Ended September 30, 2024 and 2023	8
Notes to Unaudited Condensed Consolidated Financial Statements	10

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$804	$662	$2,398	$2,164
Cost of goods sold	676	568	2,000	1,780
Gross profit	128	94	398	384
Selling, general and administrative expenses	74	62	227	206
Income from operations	54	32	171	178
Interest expense	(42)	(42)	(126)	(113)
Interest income	3	4	9	10
Loss on extinguishment of debt	(3)	—	(3)	—
Other (expense) income, net	(11)	—	7	6
Income (Loss) before income taxes	1	(6)	58	81
Income tax provision	(26)	(8)	(82)	(339)
Net loss	(25)	(14)	(24)	(258)
Net (loss) income attributable to noncontrolling interest	—	—	(6)	2
Net loss attributable to Tronox Holdings plc	$(25)	$(14)	$(18)	$(260)

Loss per share:
Basic	$(0.16)	$(0.09)	$(0.11)	$(1.66)
Diluted	$(0.16)	$(0.09)	$(0.11)	$(1.66)

Weighted average shares outstanding, basic (in thousands)	158,095	156,816	157,811	156,260
Weighted average shares outstanding, diluted (in thousands)	158,095	156,816	157,811	156,260
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Millions of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(25)	$(14)	$(24)	$(258)
Other comprehensive income (loss):
Foreign currency translation adjustments	76	(27)	49	(70)
Pension and postretirement plans:
Amortization of unrecognized actuarial loss, (net of tax benefit of nil in the three and nine months ended September 30, 2024 and 2023)	—	—	1	—
Total pension and postretirement gain (loss)	—	—	1	—
Realized (gains) losses on derivatives reclassified from accumulated other comprehensive loss to the Condensed Consolidated Statement of Operations (net of tax benefit of nil and less than $1 million in the three months ended September 30, 2024 and 2023, respectively, and net of tax benefit of nil and $3 million in the nine months ended September 30, 2024 and 2023, respectively)	(2)	(1)	(5)	3
Unrealized (losses) gains on derivative financial instruments, (net of tax benefit of $1 million and less than $1 million for the three months ended September 30, 2024 and 2023, respectively, and net of tax benefit of $1 million and $1 million for the nine months ended September 30, 2024 and 2023, respectively) - See Note 12	(20)	8	(11)	11

Other comprehensive income (loss)	54	(20)	34	(56)

Total comprehensive income (loss)	29	(34)	10	(314)

Comprehensive (loss) income attributable to noncontrolling interest:
Net (loss) income	—	—	(6)	2
Foreign currency translation adjustments	—	(2)	(5)	3
Comprehensive (loss) income attributable to noncontrolling interest	—	(2)	(11)	5

Comprehensive income (loss) attributable to Tronox Holdings plc	$29	$(32)	$21	$(319)

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	September 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$167	$273
Restricted cash	1	—
Accounts receivable (net of allowance for credit losses of $1 million and $3 million as of September 30, 2024 and December 31, 2023, respectively)	373	290
Inventories, net	1,482	1,421
Prepaid and other assets	187	141
Income taxes receivable	9	10
Total current assets	2,219	2,135
Noncurrent Assets
Property, plant and equipment, net	1,938	1,835
Mineral leaseholds, net	644	654
Intangible assets, net	247	243
Lease right of use assets, net	129	132
Deferred tax assets	874	917
Other long-term assets	140	218
Total assets	$6,191	$6,134

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$492	$461
Accrued liabilities	243	230
Short-term lease liabilities	20	24
Short-term debt	17	11
Long-term debt due within one year	34	27
Income taxes payable	11	—
Total current liabilities	817	753
Noncurrent Liabilities
Long-term debt, net	2,767	2,786
Pension and postretirement healthcare benefits	102	104
Asset retirement obligations	195	172
Environmental liabilities	41	48
Long-term lease liabilities	102	103
Deferred tax liabilities	183	149
Other long-term liabilities	38	39
Total liabilities	4,245	4,154

Commitments and Contingencies - Note 15
Shareholders’ Equity
Tronox Holdings plc ordinary shares, par value $0.01 — 157,920,455 shares issued and outstanding at September 30, 2024 and 156,793,755 shares issued and outstanding at December 31, 2023	2	2
Capital in excess of par value	2,080	2,064
Retained earnings	606	684
Accumulated other comprehensive loss	(775)	(814)
Total Tronox Holdings plc shareholders’ equity	1,913	1,936
Noncontrolling interest	33	44
Total equity	1,946	1,980
Total liabilities and equity	$6,191	$6,134
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Millions of U.S. dollars)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(24)	$(258)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	214	206
Deferred income taxes	64	314
Share-based compensation expense	17	15
Amortization of deferred debt issuance costs and discount on debt	7	6
Loss on extinguishment of debt	3	—
Other non-cash items affecting net income (loss)	24	34
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net of allowance for credit losses	(82)	84
Increase in inventories, net	(11)	(141)
Decrease in prepaid and other assets	32	5
Decrease in accounts payable and accrued liabilities	(2)	(154)
Net changes in income tax payables and receivables	8	(5)
Changes in other non-current assets and liabilities	(32)	(32)
Cash provided by operating activities	218	74

Cash Flows from Investing Activities:
Capital expenditures	(253)	(202)
Proceeds from sale of assets	27	3
Cash used in investing activities	(226)	(199)

Cash Flows from Financing Activities:
Repayments of short-term debt	(12)	(136)
Repayments of long-term debt	(221)	(13)
Proceeds from long-term debt	212	347
Proceeds from short-term debt	—	81
Debt issuance costs	(14)	(3)
Dividends paid	(61)	(69)
Restricted stock and performance-based shares settled in cash for withholding taxes	(1)	—
Cash (used in) provided by financing activities	(97)	207

Effects of exchange rate changes on cash and cash equivalents and restricted cash	—	—

Net (decrease) increase in cash and cash equivalents and restricted cash	(105)	82
Cash and cash equivalents and restricted cash at beginning of period	273	164
Cash and cash equivalents and restricted cash at end of period	$168	$246

Supplemental cash flow information:
Interest paid, net	$129	$113

Income taxes paid	$11	$29
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Millions of U.S. dollars, except for shares)
For the nine months ended September 30, 2024

	Tronox Holdings plc Ordinary Shares (in thousands)	Tronox Holdings plc Ordinary Shares (Amount)	Capital in Excess of par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Tronox Holdings plc Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2023	156,794	$2	$2,064	$684	$(814)	$1,936	$44	$1,980
Net loss	—	—	—	(9)	—	(9)	—	(9)
Other comprehensive loss	—	—	—	—	(31)	(31)	(1)	(32)
Share-based compensation	1,050	—	6	—	—	6	—	6
Shares cancelled	(6)	—	—	—	—	—	—	—
Ordinary share dividends ($0.125 per share)	—	—	—	(20)	—	(20)	—	(20)
Balance at March 31, 2024	157,838	$2	$2,070	$655	$(845)	$1,882	$43	$1,925

Net income (loss)	—	—	—	16	—	16	(6)	10
Other comprehensive income (loss)	—	—	—	—	16	16	(4)	12
Share-based compensation	94	—	4	—	—	4	—	4
Shares cancelled	(20)	—	—	—	—	—	—	—
Ordinary share dividends ($0.125 per share)	—	—	—	(20)	—	(20)	—	(20)
Balance at June 30, 2024	157,912	$2	$2,074	$651	$(829)	$1,898	$33	$1,931

Net loss	—	—	—	(25)	—	(25)	—	(25)
Other comprehensive income	—	—	—	—	54	54	—	54
Share-based compensation	14	—	7	—	—	7	—	7
Shares cancelled	(6)	—	(1)	—	—	(1)	—	(1)
Ordinary share dividends ($0.125 per share)	—	—	—	(20)	—	(20)	—	(20)
Balance at September 30, 2024	157,920	$2	$2,080	$606	$(775)	$1,913	$33	$1,946
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
In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, considered necessary for a fair statement of its financial position as of September 30, 2024, and its results of operations for the three and nine months ended September 30, 2024 and 2023. Our unaudited condensed consolidated financial statements include the accounts of all majority-owned subsidiary companies. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the manner and presentation in the current period.
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
Contract assets represent our rights to consideration in exchange for products that have transferred to a customer when the right is conditional on situations other than the passage of time. For products that we have transferred to our customers, our rights to the consideration are typically unconditional and only the passage of time is required before payments become due. These unconditional rights are recorded as "Accounts receivable" in the unaudited Condensed Consolidated Balance Sheets. As of September 30, 2024, and December 31, 2023, we did not have any material contract asset balances.
Contract liabilities represent our obligations to transfer products to a customer for which we have received consideration from the customer. From time to time, we may receive advance payment from our customers that is accounted for as deferred revenue. Deferred revenue is earned when control of the product transfers to the customer, which is typically within a short period of time from when we received the advanced payment. Contract liability balances as of both September 30, 2024 and December 31, 2023 were less than $1 million. Contract liability balances were reported as “Accounts payable” in the unaudited Condensed Consolidated Balance Sheets.  All material contract liabilities as of December 31, 2023 were recognized as revenue in “Net sales” in the unaudited Condensed Consolidated Statements of Operations during the first quarter of 2024.
Disaggregation of Revenue
We operate under one operating and reportable segment, Tronox. We disaggregate our revenue from contracts with customers by product type and geographic area. We believe this level of disaggregation appropriately depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors and reflects how our business is managed.

Net sales to external customers by geographic areas where our customers are located were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
North America	$212	$191	$626	$584
South and Central America	54	37	151	119
Europe, Middle-East and Africa	332	256	949	858
Asia Pacific	206	178	672	603
Total net sales	$804	$662	$2,398	$2,164

Net sales from external customers for each similar type of product were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
TiO2	$616	$558	$1,874	$1,729
Zircon	74	33	247	200
Other products	114	71	277	235
Total net sales	$804	$662	$2,398	$2,164
Other products mainly include pig iron, TiCl4 and other mining products.
During both the nine months ended September 30, 2024 and 2023, our ten largest third-party customers represented 37% of our consolidated net sales. During both the nine months ended September 30, 2024 and 2023, no single customer accounted for 10% of our consolidated net sales.

3.    Income Taxes
Our operations are conducted through various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.
Income before income taxes is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income tax provision	$(26)	$(8)	$(82)	$(339)
Income (loss) before income taxes	$1	$(6)	$58	$81
Effective tax rate	2,600%	(133)%	141%	419%
Tronox Holdings plc, a U.K. public limited company is the parent company for the business group, and the statutory tax rate in the U.K. at both September 30, 2024 and 2023 was 25%. The statutory rate in the U.K. changed to 25% effective April 1, 2023 and a weighted average of 23.5% was applied for the full year 2023. The effective tax rates for both the three and nine months ended September 30, 2024 and 2023 are impacted by a variety of factors including income and losses in jurisdictions with valuation allowances, non-taxable income and expense items, prior year accruals, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate.

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

During the nine months ended September 30, 2024, we identified negative evidence concerning our ability to realize our Brazilian deferred tax assets. This evidence primarily relates to operational losses generated during the current year, a three-year cumulative loss threshold crossed during the quarter, and fluctuating levels of income and expenses which have led to uncertainty regarding the region's ability to generate net income in the foreseeable future. As a result, we recorded a full valuation allowance against Brazil's $16 million in deferred tax assets.

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

4.    Loss Per Share
The computation of basic and diluted loss per share for the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator - Basic and Diluted:
Net loss	$(25)	$(14)	$(24)	$(258)
Less: Net (loss) income attributable to noncontrolling interest	—	—	(6)	2
Net loss available to ordinary shares	$(25)	$(14)	$(18)	$(260)

Denominator - Basic and Diluted:
Weighted-average ordinary shares, basic (in thousands)	158,095	156,816	157,811	156,260
Weighted-average ordinary shares, diluted (in thousands)	158,095	156,816	157,811	156,260

Basic net loss per ordinary share	$(0.16)	$(0.09)	$(0.11)	$(1.66)
Diluted net loss per ordinary share	$(0.16)	$(0.09)	$(0.11)	$(1.66)
Net loss per ordinary share amounts were calculated from exact, not rounded net loss and share information.  Anti-dilutive shares not recognized in the diluted net loss per share calculation for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Shares
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Options	—	236,945	—	236,945
Restricted share units	1,650,386	1,648,311	1,647,710	2,520,412

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

The program is structured on a revolving basis under which cash collections from receivables are used to fund additional purchases of receivables at 100% face value, not to exceed the facility limit. As of September 30, 2024 and December 31, 2023, the total value of accounts receivables sold under the Securitization Facility and derecognized from the Company's unaudited Condensed Consolidated Balance Sheet was $230 million and $186 million, respectively. This resulted in the Company recording $5 million within "Accounts payable" on the Condensed Consolidated Balance Sheet at December 31, 2023, as this amount is due to the Purchaser as a result of a periodic decrease in accounts receivable sold to the Purchaser, which was paid in January 2024. There were no corresponding amounts in Accounts Payable as of September 30, 2024. Additionally, at September 30, 2024 and December 31, 2023, we retained approximately $131 million and $129 million, respectively, of unsold receivables which we pledged as collateral for the sold receivables.
The following table sets forth a summary of the receivables sold and fees incurred under the program during the related periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash proceeds from collections reinvested in the program	$292	$238	$790	$582
Incremental accounts receivables sold	292	238	834	659
Fees incurred[1]	4	3	11	8
1 Amounts relate to monthly utilization of the Securitization Facility and are recorded in "Other (expense) income, net" in our unaudited Condensed Consolidated Statement of Operations.

6.    Inventories, Net
Inventories, net consisted of the following:

	September 30, 2024	December 31, 2023
Raw materials	$346	$352
Work-in-process	143	141
Finished goods, net	736	688
Materials and supplies, net	257	240
Inventories, net	$1,482	$1,421
Materials and supplies, net consists of processing chemicals, maintenance supplies and spare parts, which will be consumed directly and indirectly in the production of our products.
At September 30, 2024 and December 31, 2023, there was approximately $66 million and $57 million, respectively, of inventory that is not expected to be sold within one year and as such, has been recorded in "Other long-term assets" on the Condensed Consolidated Balance Sheets.
At September 30, 2024 and December 31, 2023, inventory obsolescence reserves primarily for materials and supplies were $45 million and $42 million, respectively. Reserves for lower of cost or market and net realizable value were $26 million and $50 million at September 30, 2024 and December 31, 2023, respectively.

7.    Property, Plant and Equipment, Net
Property, plant and equipment, net of accumulated depreciation, consisted of the following:

	September 30, 2024	December 31, 2023
Land and land improvements	$240	$237
Buildings	424	404
Machinery and equipment	2,656	2,530
Construction-in-progress	449	319
Other	36	60
Subtotal	3,805	3,550
Less: accumulated depreciation	(1,867)	(1,715)
Property, plant and equipment, net	$1,938	$1,835
Substantially all of the property, plant and equipment, net is pledged as collateral for our debt.
The table below summarizes depreciation expense related to property, plant and equipment for the periods presented, recorded in the specific line items in our unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of goods sold	$52	$52	$164	$158
Selling, general and administrative expenses	1	1	3	3
Total	$53	$53	$167	$161

8.    Mineral Leaseholds, Net
Mineral leaseholds, net of accumulated depletion, consisted of the following:

	September 30, 2024	December 31, 2023
Mineral leaseholds	$1,279	$1,260
Less: accumulated depletion	(635)	(606)
Mineral leaseholds, net	$644	$654

Depletion expense relating to mineral leaseholds recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations was $8 million and $7 million during the three months ended September 30, 2024 and 2023, respectively. Depletion expense relating to mineral leaseholds recorded in "Cost of goods sold" in the unaudited Condensed Consolidated Statements of Operations was $23 million and $22 million during the nine months ended September 30, 2024 and 2023, respectively.

9.    Intangible Assets, Net
Intangible assets, net of accumulated amortization, consisted of the following:

	September 30, 2024			December 31, 2023
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$291	$(264)	$27	$291	$(250)	$41
TiO2 technology	94	(49)	45	93	(44)	49
Internal-use software and other	233	(58)	175	201	(48)	153
Intangible assets, net	$618	$(371)	$247	$585	$(342)	$243
As of September 30, 2024 and December 31, 2023, internal-use software included approximately $109 million and $125 million, respectively, of capitalized software costs which are not being amortized as the software is not ready for its intended use.
The table below summarizes amortization expense related to intangible assets for the periods presented, recorded in the specific line items in our unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of goods sold	$2	$1	$4	$3
Selling, general and administrative expenses	7	6	20	20
Total	$9	$7	$24	$23
Estimated future amortization expense related to intangible assets is $9 million for the remainder of 2024, $41 million for 2025, $26 million for 2026, $32 million for 2027, $32 million for 2028 and $107 million thereafter.

10.    Balance Sheet and Cash Flow Supplemental Information
Accrued liabilities consisted of the following:

	September 30, 2024	December 31, 2023
Employee-related costs and benefits	$116	$111
Related party payables	7	1
Interest	3	16
Sales rebates	38	36
Taxes other than income taxes	11	6
Asset retirement obligations	11	14
Other accrued liabilities	57	46
Accrued liabilities	$243	$230
Additional supplemental cash flow information for the nine months ended September 30, 2024 and 2023 and as of September 30, 2024 and December 31, 2023 is as follows:

	Nine Months Ended September 30,
Supplemental non cash information:	2024	2023
Operating activities - Chloride slag inventory purchases made from AMIC (including VAT)	$44	$27
Operating activities - MGT sales made to AMIC	$5	$5
Operating activities - Withholding tax on sale of royalty interest[1]	$7	$—
Investing activities - Proceeds from sale of royalty interest[1]	$7	$—
Investing activities - In-kind receipt of AMIC loan repayment	$44	$27
Financing activities - Initial commercial insurance premium financing agreement	$18	$18
Financing activities - Repayment of MGT loan	$5	$5

	September 30, 2024	December 31, 2023
Capital expenditures acquired but not yet paid	$76	$67
1 During the nine months ended September 30, 2024, the Company sold a royalty interest in certain Canadian mineral properties for proceeds of $28 million (net of associated transaction costs) which was recorded in "Other (expense) income, net" on the unaudited condensed consolidated statement of operations. Of the total proceeds, $7 million were withheld for tax purposes and never collected by the Company.

11.    Debt
Long-Term Debt
Long-term debt, net of an unamortized discount and debt issuance costs, consisted of the following:

	Original Principal	Annual Interest Rate	Maturity Date	September 30, 2024	December 31, 2023
Term Loan Facility, net of unamortized discount (1)	1,300	Variable	3/11/2028	$—	$898
2022 Term Loan Facility, net of unamortized discount(1)	400	Variable	4/4/2029	—	390
2023 Term Loan Facility, net of unamortized discount(1)	350	Variable	8/16/2028	—	347
2024 Term Loan Facility, net of unamortized discount(1)	741	Variable	4/4/2029	735	—
2024-B Term Loan Facility, net of unamortized discount(1)	902	Variable	9/30/2031	896	—
Senior Notes due 2029	1,075	4.625%	3/15/2029	1,075	1,075
Standard Bank Term Loan Facility(1)	98	Variable	11/11/2026	—	64
RMB Term Loan Facility(1)	64	Variable	8/16/2029	63	—
Australian Government Loan, net of unamortized discount	N/A	N/A	12/31/2036	2	1
MGT Loan(2)	36	Variable	Variable	20	25
Finance leases				43	43
Long-term debt				2,834	2,843
Less: Long-term debt due within one year				(34)	(27)
Debt issuance costs				(33)	(30)
Long-term debt, net				$2,767	$2,786
_______________
(1)The average effective interest rate on the Term Loan Facility (including the impacts of the interest rate swaps), the 2022 Term Loan Facility, the 2023 Term Loan Facility, the 2024 Term Loan Facility (including the impacts of the interest rate swaps), the 2024-B Term Loan Facility (including the impacts of the interest rate swaps), the Standard Bank Term Loan Facility and the RMB Term Loan Facility was 5.9%, 9.2%, 9.3%, 4.9%, 5.9%, 10.8% and 10.5%, respectively, during the nine months ended September 30, 2024. The average effective interest rate on the Term Loan Facility (including the impacts of the interest rate swaps), the 2022 Term Loan Facility, the 2023 Term Loan Facility and the Standard Bank Term Loan Facility was 6.0%, 8.6%, 9.3% and 10.2%, respectively, during the nine months ended September 30, 2023. As of September 30, 2024, the applicable margin on the 2024 Term Loan Facility, the 2024-B Term Loan Facility and the RMB Term Loan Facility was 2.75%, 2.50% and 2.35%, respectively.
(2)The MGT loan is a related party debt facility. The average effective interest rate on the MGT loan was 6.1% and 6.0% during the nine months ended September 30, 2024 and September 30, 2023, respectively.
Long-Term Debt
2024 Term Loan Facility
On May 1, 2024, Tronox Finance LLC (the “Borrower”), an indirect subsidiary of Tronox Holdings plc (the “Company”), together with the Company and certain of the Company’s subsidiaries, entered into Amendment No. 4 (the "2024 Amendment") to the Credit Agreement (as defined below) with the term lenders party thereto and HSBC Bank USA, National Association, as Administrative Agent and Collateral Agent. The 2024 Amendment provides the Borrower with a new five-year incremental term loan facility ("the 2024 Term Loan Facility" and the loan thereunder, the "2024 Term Loans") in an aggregate initial principal amount of $741 million under its Amended and Restated Credit Agreement, dated as of

March 11, 2021 (as amended through the date hereof, the "Credit Agreement") among the Borrower, the Company, certain of the Company's subsidiaries, the lenders party thereto from time to time and HSBC Bank USA, National Association, as Administrative Agent and Collateral Agent. The 2024 Term Loan Facility was used to refinance in full the Company's outstanding 2022 Term Loan Facility and the 2023 Term Loan Facility.
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
2024-B Term Loan Facility
On September 30, 2024, the Borrower (as defined above), together with the Company and certain of the Company's subsidiaries, entered into Amendment No. 6 to the Credit Agreement (as defined above) with the term lenders party thereto and HSBC Bank USA, National Association, as Administrative Agent and Collateral Agent. Amendment No. 6 provides the Borrower with a new seven-year incremental term loan facility (the "2024-B Term Loan Facility") in an aggregate principal amount of $902 million. The proceeds of the 2024-B Term Loan Facility was used to refinance in full all of the outstanding amounts of the existing Term Loan Facility.
The obligations of the Borrower under the 2024-B Term Loan Facility are guaranteed and secured by the same guarantees and liens under the Credit Agreement prior to the effectiveness of Amendment No. 6. The 2024-B Term Loan Facility is a separate class of loans under the Credit Agreement, and if the Borrower elects to make an optional payment under the Credit Agreement or is required to make a mandatory prepayment under the Credit Agreement, the Borrower may, in each case, select which class or classes of loans to prepay.
The 2024-B Term Loan Facility will amortize in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the 2024-B Term Loans commencing with the second full fiscal quarter after the effective date of the 2024-B Term Loan Facility. The final maturity of the 2024-B Term Loan Facility will occur on September 30, 2031. The 2024-B Refinancing Facility permits amendments thereto whereby individual lenders may extend the maturity date of their outstanding loans upon the Borrower’s request without the consent of any other lender, so long as certain conditions are met. The 2024-B Term Loans shall bear interest, at the Borrower’s option, at either the base rate or the SOFR rate, in each case plus an applicable margin. The applicable margin in respect of the 2024-B Term Loan Facility is 1.5% per annum for base rate loans or 2.5% per annum for SOFR rate loans.
The 2024-B Term Loan Facility contains the same negative covenants applicable to the term loans outstanding under the Credit Agreement immediately prior to the effectiveness of Amendment No. 6, which covenants, subject to certain limitations, thresholds and exceptions, limit the Company and its restricted subsidiaries to (among other restrictions): incur indebtedness; grant liens; pay dividends and make subsidiary and certain other distributions; sell assets; make investments; enter into transactions with affiliates; and make certain modifications to material documents (including organizational documents). The 2024-B Term Loan Facility also contains the same representations and warranties, affirmative covenants and events of default applicable to the term loans outstanding under the Credit Agreement immediately prior to the effectiveness of Amendment No. 6. If an event of default occurs under the 2024-B Term Loan Facility, then a majority of the lenders through the administrative agent, may (a) declare the 2024-B Term Loan Facility (and all other loans) to be immediately due and payable and/or (b) foreclose on the collateral securing the obligations under the Credit Agreement.
As a result of this transaction, we recognized approximately $2 million in "Loss on extinguishment of debt" on the unaudited Condensed Consolidated Statement of Operations for both the three and nine months ended September 30, 2024.
RMB Term Loan Facility and RMB Revolving Credit Facility
On August 16, 2024, Tronox Minerals Sands Proprietary Limited and Tronox KZN Sands Proprietary Limited, wholly-owned subsidiaries of the Company, entered into Amendment No. 2 (“the Amendment”) and restatement of a credit facility with RMB, that supersedes and replaces the Standard Bank Term Loan Facility and the Standard Bank Revolving Credit Facility in their entirety. The amended credit facility provides the Company with (a) a new five-year term loan facility in an aggregate principal amount of R1.1 billion (approximately $63 million at September 30, 2024 exchange rate) (the "RMB Term Loan Facility") and (b) a new three-year revolving credit facility (the "RMB Revolving Credit Facility") providing an increase of the revolving commitments of R1.2 billion (approximately $70 million at September 30, 2024 exchange rate). The maturity date on the RMB Term Loan Facility and the RMB Revolving Credit Facility is August 16, 2029 and August 16, 2027, respectively. Mandatory capital repayments of R37.5 million (approximately $2 million at September 30, 2024 exchange rate) are scheduled quarterly with the first mandatory repayment starting in March 31, 2025.
Both the RMB Term Loan Facility and RMB Revolving Credit Facility shall bear interest at an adjusted JIBAR rate plus an applicable margin. The applicable margin on the RMB Term Loan Facility is 2.35%. The applicable margin on the RMB Revolving Credit Facility is based upon average credit utilization during any interest period. If the revolving credit facility utilization is less than 33%, less than 66% but greater than 33%, or greater than 66%, the applicable margin is 1.95%, 2.10%, and 2.25%, respectively. The RMB Revolving Credit Facility requires the borrower to pay customary agency fees.
Short-Term Debt
New Cash Flow Revolver
On August 15, 2024, the Borrower (as defined above), together with the Company and certain of the Company's subsidiaries, entered into Amendment No. 5 to the Credit Agreement (as defined above) with the revolving lenders party thereto and HSBC Bank USA, National Association, as Administrative Agent and Collateral Agent. Amendment No. 5 provides for a $350 million replacement revolving loan facility (the "New Cash Flow Revolver") which refinances and replaces the Borrower's existing $350 million revolving loan facility (the "Cash Flow Revolver").
The obligations of the Borrower under the New Cash Flow Revolver are guaranteed and secured by the same guarantees and liens under the Credit Agreement prior to the effective date of Amendment No. 5. The New Cash Flow Revolver is a separate class of loans under the Credit Agreement.
The maturity date of the New Cash Flow Revolver will occur on the earlier of (a) August 15, 2029 and (b) the Springing Maturity Date. The Springing Maturity Date is defined under the Credit Agreement as the earlier of the date that is 91 days prior to (i) the scheduled maturity date of the Borrower's 2028 term loans if on such date the outstanding amount of 2028 term loans is greater than $200 million, (ii) the scheduled maturity date of the Borrower's 2029 term loans if on such date the outstanding amount of 2029 term loans is greater than $200 million, (iii) the stated maturity date of the Senior Unsecured 2029 if on such date the aggregate outstanding principal amount of the Senior Unsecured 2029 Notes is greater than $200 million, and (iv) the stated maturity date of certain debt-for-borrowed money (excluding debt issued under the Borrower's inside maturity date basket and certain other debt baskets under the Credit Agreement) incurred after the date of Amendment No. 5 if on such date the aggregate outstanding principal amount of such debt-for-borrowed money is greater than $200 million.
The New Cash Flow Revolver shall bear interest, at the Borrower's option, at either the base rate or the SOFR rate, in each case plus an applicable margin. The applicable margin in respect of the New Cash Flow Revolver shall be determined based on the Borrower's first lien net leverage ratio as of the then most recently ended fiscal quarter and shall range from 1.25% to 0.75% per annum for base rate loans or 2.25% to 1.75% per annum for SOFR rate loans.
The New Cash Flow Revolver contains substantially the same negative covenants applicable to the existing Cash Flow Revolver, which covenants, subject to certain limitations, thresholds and exceptions, limit the Company and its restricted subsidiaries to (among other restrictions): incur indebtedness; grant liens; pay dividends and make subsidiary and certain other distributions; sell assets; make investments; enter into transactions with affiliates; and make certain modifications to material documents (including organizational documents). The New Cash Flow Revolver contains the same springing financial covenant that was applicable to the existing Cash Flow Revolver. The New Cash Flow Revolver also contains substantially the same representations and warranties, affirmative covenants and events of default applicable to the existing Cash Flow Revolver. If an event of default occurs under the New Cash Flow Revolver, then a majority of the lenders acting through the administrative agent, may (a) declare the New Term Loans (and all other loans) to be immediately due and payable and/or (b) foreclose on the collateral securing the obligations under the Credit Agreement.
As a result of this transaction, we recorded less than $1 million in "Loss on extinguishment of debt" on the unaudited Condensed Consolidated Statement of Operations for both the three and nine months ended September 30, 2024
RMB Revolving Credit Facility
For a description of the RMB Revolving Credit Facility, see details above under "RMB Term Loan Facility and RMB Revolving Credit Facility".
Emirates Revolver
In June 2024, the Company entered into an amendment to extend the maturity date of the Emirates Revolver from June 2024 to December 2024.
Insurance premium financing
In August 2024, the Company entered into a $29 million insurance premium financing agreement with a third-party financing company. The financing balance requires a 37% down payment and will be repaid in monthly installments over 9 months at an 8.6% fixed annual interest rate. As of September 30, 2024, the financing balance was $17 million and is recorded in "Short-term debt" in the Condensed Consolidated Balance Sheet.
Debt Covenants
As of September 30, 2024, we are in compliance with all financial covenants in our debt facilities.
12.    Derivative Financial Instruments
Derivatives recorded on the Condensed Consolidated Balance Sheets:
The following table is a summary of the fair value of derivatives outstanding at September 30, 2024 and December 31, 2023:

	Fair Value
	September 30, 2024		December 31, 2023
	Assets(a)	Accrued Liabilities	Assets(a)	Accrued Liabilities
Derivatives Designated as Cash Flow Hedges
Currency Contracts	$6	$—	$—	$—
Interest Rate Swaps	$5	$4	$18	$—
Natural Gas Hedges	$—	$—	$—	$1
Total Hedges	$11	$4	$18	$1
Derivatives Not Designated as Cash Flow Hedges
Currency Contracts	$3	$—	$1	$1
Total Derivatives	$14	$4	$19	$2
(a) At September 30, 2024 and December 31, 2023, current assets of $14 million and $19 million, respectively, are recorded in prepaid and other current assets on the Condensed Consolidated Balance Sheets.
Derivatives' Impact on the Condensed Consolidated Statement of Operations:

The following table summarizes the impact of the Company's derivatives on the unaudited Condensed Consolidated Statement of Operations:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings			Amount of Pre-Tax Gain (Loss) Recognized in Earnings
	Revenue	Cost of Goods Sold	Other (expense) income, net	Cost of Goods Sold	Other (expense) income, net
	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023

Derivatives Not Designated as Hedging Instruments
Currency Contracts	$—	$—	$(2)	$—	$2
Derivatives Designated as Hedging Instruments
Currency Contracts	$2	$—	$—	$—	$—
Natural Gas Hedges	$—	$—	$—	$(1)	$—
Total Derivatives	$2	$—	$(2)	$(1)	$2

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings			Amount of Pre-Tax Gain (Loss) Recognized in Earnings
	Revenue	Cost of Goods Sold	Other (expense) income, net	Cost of Goods Sold	Other (expense) income, net
	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023

Derivatives Not Designated as Hedging Instruments
Currency Contracts	$—	$—	$(5)	$—	$(2)
Derivatives Designated as Hedging Instruments
Currency Contracts	$2	$—	$—	$(4)	$—
Natural Gas Hedges	$—	$(1)	$—	$(4)	$—
Total Derivatives	$2	$(1)	$(5)	$(8)	$(2)
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
In line with the original maturity date, one of the interest rate swap agreements (notional value of $250 million) expired in September 2024. As a result of this, on September 26, 2024, the Company entered into two new interest-rate swap agreements for a notional of $125 million each with two counterparty banks, for an aggregate notional of $250 million. These new agreements are effective as of September 30, 2024 and will mature on September 30, 2031, in line with the maturity date of the 2024-B Term Loan Facility following Amendment No.6 (discussed in Note 11). The Company has designated these two new hedges as cash flow hedges with the objective of ensuring that the Company continues to achieve the offsetting effect to the interest rate volatility associated with the $250 million portion of the 2024-B Term Loan Facility.

Additionally, on September 26, 2024, the counterparty bank associated with one of the existing interest rate swap contracts (notional value of $250 million) novated its rights and obligations in the interest rate swap contracts to a new counterparty. No other terms and conditions of the interest rate swap contract were impacted by this transaction. We also determined that it is probable the new counterparty will perform its obligations under the interest rate swap agreements. However, following the novation, the Company terminated the existing interest rate swap agreement and simultaneously entered into a new interest rate swap agreement with the new counterparty bank with an effective date of September 30, 2024 and expiring on September 30, 2031 (in line with the maturity date of the 2024-B Term Loan Facility). At the time of this change, the Company determined that the interest payments hedged are still probable to occur, therefore, the gains accumulated of $3 million on the previous interest rate swap are being amortized into interest expense through March 11, 2028, the original maturity of the previous term loan agreement. As a result of this transaction, we completed a hedge effectiveness test and determined that this hedge instrument is highly effective at achieving offsetting cash flows related to the hedged transaction, enabling us to apply hedge accounting over the term of the new hedge relationship.
As of September 30, 2024, the Company maintains a total of $950 million of interest rate swaps (with $450 million maturing in March 2028 and $500 million maturing in September 2031) with the objective in using the interest-rate swap agreements to add stability to interest expense and to manage the Company's exposure to interest rate movements. These interest rate swaps have been designated as cash flow hedges and involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Fair value gains or losses on these cash flow hedges are recorded in accumulated other comprehensive loss and are subsequently reclassified into interest expense in the same periods during which the hedged transactions affect earnings.
At September 30, 2024 and December 31, 2023, the net unrealized loss of $7 million and the unrealized gain of $18 million, respectively, was recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet. For the three and nine months ended September 30, 2024, the amounts recorded in interest expense related to the interest-rate swap agreements were $7 million and $23 million, respectively, of which a gain of approximately $2 million and $5 million, respectively, was reclassified from "Accumulated other comprehensive loss" to interest expense. For the three and nine months ended September 30, 2023, the net amounts recorded in interest expense related to the interest-rate swap agreements were $8 million and $18 million, respectively, of which $2 million for each period was reclassified from "Accumulated other comprehensive loss" to interest expense.
Foreign Currency Risk
From time to time, we enter into foreign currency contracts used to hedge forecasted third party non-functional currency sales for our South African subsidiaries and forecasted non-functional currency cost of goods sold for our Australian subsidiaries. Historically, we have used a combination of zero-cost collars or forward contracts to reduce the exposure.  These foreign currency contracts are designated as cash flow hedges. Changes to the fair value of these foreign currency contracts are recorded as a component of other comprehensive (loss) income, if these contracts remain highly effective, and are recognized in net sales or costs of goods sold in the period in which the forecasted transaction affects earnings or are recognized in other (expense) income, net when the transactions are no longer probable of occurring. As of September 30, 2024, we had notional amounts of 136 million Australian dollars ($94 million at the September 30, 2024 exchange rate) that expire between October 30, 2024 and December 27, 2024 to reduce the exposure of our Australian subsidiaries’ cost of sales to fluctuations in currency rates. As of September 30, 2024, we had notional amounts of 915 million South African Rand ($53 million at the September 30, 2024 exchange rate) that expire between October 30, 2024 and December 27, 2024 to reduce the exposure of our South African subsidiaries' third party sales to fluctuations in currency rates. At September 30, 2024, there was a net unrealized gain of $6 million recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet, which is expected to be fully recognized in earnings over the next twelve months. There were no corresponding amounts as of December 31, 2023. At December 31, 2022, there was an unrealized net loss of $4 million recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet, which was fully recognized in earnings during the nine months ended September 30, 2023.

From time to time, we enter into foreign currency contracts for the South African Rand, Australian Dollar, Euro, Pound Sterling, and Saudi Riyal to reduce exposure of our subsidiaries’ balance sheet accounts not denominated in our subsidiaries’ functional currency to fluctuations in foreign currency exchange rates. Historically, we have used forward contracts to reduce the exposure.  For accounting purposes, these foreign currency contracts are not considered hedges. The change in fair value associated with these contracts is recorded in “Other (expense) income, net” within the unaudited Condensed Consolidated Statement of Operations and partially offsets the change in value of third party and intercompany-related receivables not denominated in the functional currency of the subsidiary. At September 30, 2024, there was (i) 734 billion South African Rand (or approximately $43 million at September 30, 2024 exchange rate), (ii) 254 million Australian dollars (or approximately $176 million at the September 30, 2024 exchange rate), (iii) 32 million Pound Sterling (or approximately $43 million at the September 30, 2024 exchange rate), (iv) 12 million Euro (or approximately $13 million at the September 30, 2024 exchange rate), and (v) 88 million Saudi Riyal (or approximately $24 million at the September 30, 2024 exchange rate) of notional amounts of outstanding foreign currency contracts. At December 31, 2023, there was (i) 837 million South African Rand (or approximately $49 million at the September 30, 2024 exchange rate), (ii) 153 million Australian dollars (or approximately $106 million at the September 30, 2024 exchange rate), (iii) 45 million Pound Sterling (or approximately $60 million at the September 30, 2024 exchange rate), (iv) 45 million Euro (or approximately $50 million at the September 30, 2024 exchange rate) and (v) 67 million Saudi Riyal (or approximately $18 million at the September 30, 2024 exchange rate) of notional amounts of outstanding foreign currency contracts.
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
Level 1 -Quoted prices in active markets for identical assets or liabilities
Level 2 -Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly
Level 3 -Unobservable inputs based on the Company’s own assumptions
Our debt is recorded at historical amounts. The following table presents the fair value of our debt and derivative contracts at both September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Asset	Liability	Asset	Liability
Term Loan Facility	—	—	—	903
2022 Term Loan Facility	—	—	—	394
2023 Term Loan Facility	—	—	—	351
2024 Term Loan Facility	—	743	—	—
2024-B Term Loan Facility	—	896	—	—
Standard Bank Term Loan Facility	—	—	—	64
RMB Term Loan Facility	—	63	—	—
Senior Notes due 2029	—	1,005	—	956
Australian Government Loan	—	2	—	1
MGT Loan		20	—	25
Interest rate swaps	5	4	18	—
Natural gas hedges	—	—	—	1
Foreign currency contracts	9	—	1	1
We determined the fair value of the Term Loan Facility, the 2022 Term Loan Facility, the 2023 Term Loan Facility, the 2024 Term Loan Facility, the 2024-B Term Loan Facility and the Senior Notes due 2029 using quoted market prices, which under the fair value hierarchy is a Level 1 input. We determined the fair value of the Standard Bank Term Loan Facility and the RMB Term Loan Facility utilizing transactions in the listed markets for identical or similar liabilities, which under the fair value hierarchy is a Level 2 input. The fair value of the Australian Government Loan and MGT Loan is based on the contracted amount which is a Level 2 input.
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
14.    Asset Retirement Obligations
Asset retirement obligations consist primarily of rehabilitation and restoration costs, landfill capping costs, decommissioning costs, and closure and post-closure costs. Activities related to asset retirement obligations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$194	$161	$186	$161
Additions	4	1	11	4
Accretion expense	6	4	16	11
Remeasurement/translation	7	(5)	2	(7)
Other, including change in estimates	—	5	—	2
Settlements/payments	(5)	(2)	(9)	(7)
Balance, September 30,	$206	$164	$206	$164

	September 30, 2024	December 31, 2023
Current portion included in “Accrued liabilities”	$11	$14
Noncurrent portion included in “Asset retirement obligations”	195	172
Asset retirement obligations	$206	$186

15.    Commitments and Contingencies
Purchase and Capital Commitments—Includes obligations for purchase requirements of process chemicals, supplies, utilities and services entered into in the ordinary course of business. At September 30, 2024, purchase commitments were $150 million for the remainder of 2024, $283 million for 2025, $225 million for 2026, $197 million for 2027, $323 million for 2028, and $2,518 million thereafter.
Letters of Credit—At September 30, 2024, we had outstanding letters of credit and bank guarantees of $145 million, of which $59 million were letters of credit, of which $47 million is related to the sale of Hawkins Point as discussed below, and $86 million were bank guarantees. Amounts for performance bonds were not material.
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
Hawkins Point Plant.  Residual waste mud, known as Batch Attack Mud, and a spent sulfuric waste stream were deposited in an onsite repository (the “Batch Attack Lagoon”) at a former TiO2 manufacturing site, Hawkins Point Plant in Baltimore, Maryland, operated by Cristal USA, Inc. from 1954 until 2011. We assumed responsibility for remediation of the Hawkins Point Plant when we acquired the TiO2 business of Cristal in April 2019. On December 21, 2022, we sold the Hawkins Point Plant to the Maryland Port Administration ("MPA"), a state agency controlled by the Maryland Department of Transportation. Pursuant to the terms of the transaction, MPA became the lead party in developing and implementing appropriate measures to address, treat, control, and mitigate the environmental conditions at the property under the regulatory oversight of the Maryland Department of the Environment ("MDE"). Under MPA ownership, the Hawkins Point Plant will be utilized for storage and beneficial reuse of dredged material from the Port of Baltimore. In exchange for transferring ownership of the site to MPA, Tronox has agreed to make scheduled, annual payments to MPA which together with scheduled, annual contributions from MPA will be used to remediate the property. The sale of the property to MPA did not have a material impact to the Consolidated Statement of Operations. As of September 30, 2024, we have a provision of $41 million included in "Environmental liabilities" in our Condensed Consolidated Balance Sheet for the Hawkins Point Plant consistent with the accounting policy described above.
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
UK Health and Safety Matter. In February 2024, we received a summons from the UK Health and Safety Executive alleging non-compliance with UK health and safety legislation at the Stallingborough pigment plant resulting from an incident involving an employee in August 2022. The sentencing hearing to determine monetary penalties occurred in September 2024. At such hearing, the judge imposed a monetary penalty in the amount of £292,425, inclusive of costs. We do not believe this matter will have a material adverse effect on our business, financial condition and results of operations.

16.    Accumulated Other Comprehensive Loss Attributable to Tronox Holdings plc and Other Equity Items
The tables below present changes in accumulated other comprehensive loss by component for the three months ended September 30, 2024 and 2023.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, July 1, 2024	$(751)	$(91)	$13	$(829)
Other comprehensive income (loss)	76	—	(20)	56
Amounts reclassified from accumulated other comprehensive loss	—	—	(2)	(2)
Balance, September 30, 2024	$(675)	$(91)	$(9)	$(775)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, July 1, 2023	$(758)	$(78)	$27	$(809)
Other comprehensive (loss) income	(25)	—	8	(17)
Amounts reclassified from accumulated other comprehensive loss	—	—	(1)	(1)
Balance, September 30, 2023	$(783)	$(78)	$34	$(827)
The tables below present changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2024 and 2023.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, January 1, 2024	$(729)	$(92)	$7	$(814)
Other comprehensive income (loss)	54	—	(11)	43
Amounts reclassified from accumulated other comprehensive loss	—	1	(5)	(4)
Balance, September 30, 2024	$(675)	$(91)	$(9)	$(775)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, January 1, 2023	$(710)	$(78)	$20	$(768)
Other comprehensive (loss) income	(73)	—	11	(62)
Amounts reclassified from accumulated other comprehensive loss	—	—	3	3
Balance, September 30, 2023	$(783)	$(78)	$34	$(827)

Repurchase of Common Stock
On February 21, 2024, in connection with the expiration in February 2024 of the Company's previous share repurchase program, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's stock through February 21, 2027. During the nine months ended September 30, 2024, we made no repurchases of the Company's stock.
17.    Share-Based Compensation
Restricted Share Units (“RSUs”)
2024 Grant - During the nine months ended September 30, 2024, the Company granted both time-based and performance-based awards to certain members of management. A total of 818,203 of time-based awards were granted to management which will vest ratably over a three-year period ending March 5, 2027. A total of 75,748 of time-based awards were granted to non-employee members of the Board which will vest in May 2025. A total of 818,208 of performance-based awards were granted, of which 409,104 of the awards vest based on a relative Total Shareholder Return ("TSR") calculation and 409,104 of the awards vest based on certain performance metrics of the Company. The non-TSR performance-based awards vest on March 5, 2027 based on the actual 2026 annual return on invested capital (ROIC). Similar to the Company's historical TSR awards granted in prior years, the TSR awards vest based on the Company's three-year TSR versus the peer group performance levels. Given these terms, the TSR metric is considered a market condition for which we used a Monte Carlo simulation to determine the weighted average grant date fair value of $21.70. The following weighted average assumptions were utilized to value the TSR grants:

2024
Dividend yield	—%
Expected historical volatility	47.9%
Risk free interest rate	4.46%
Expected life (in years)	3
The unrecognized compensation cost associated with all unvested awards at September 30, 2024 was $32 million, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of approximately 1.9 years.
During the three months ended September 30, 2024 and 2023, we recorded $7 million and $4 million, respectively, of stock compensation expense. During the nine months ended September 30, 2024 and 2023, we recorded $17 million and $15 million, respectively, of stock compensation expense.

18.    Pension and Other Postretirement Healthcare Benefits
The components of net periodic cost associated with our U.S. and foreign pension plans recognized in the unaudited Condensed Consolidated Statements of Operations were as follows:

	Pensions		Pensions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net periodic cost:
Service cost	$1	$—	$3	$2
Interest cost	4	5	13	13
Expected return on plan assets	(5)	(5)	(15)	(15)
Net amortization of actuarial loss and prior service credit	—	—	1	—
Total net periodic cost	$—	$—	$2	$—
The components of net periodic cost associated with our postretirement healthcare plans recognized in the unaudited Condensed Consolidated Statements of Operations were as follows:

	Other Postretirement Benefit Plans		Other Postretirement Benefit Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net periodic cost:
Interest cost	1	—	2	1
Total net periodic cost	$1	$—	$2	$1
During the nine months ended September 30, 2024, the Company made contributions to its pension plans of $4 million. The Company expects to make approximately $4 million of pension contributions for the remainder of 2024.
For both the three months ended September 30, 2024 and 2023, we contributed $1 million to the Netherlands Multiemployer Plan, which was primarily recognized in “Cost of goods sold” in the unaudited Condensed Consolidated Statement of Operations. For the nine months ended September 30, 2024 and 2023, we contributed $4 million and $4 million, respectively, to the Netherlands Multiemployer Plan, which was primarily recognized in “Cost of goods sold” in the unaudited Condensed Consolidated Statement of Operations.
19.    Related Parties
Tasnee / Cristal
At September 30, 2024, Cristal International Holdings B.V. (formerly known as Cristal Inorganic Chemical Netherlands Cooperatief W.A.), a subsidiary of Tasnee, owned 37,580,000 shares of Tronox, or a 24% ownership interest.
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
The following table shows the outstanding balance of the Tronox Loans, which at September 30, 2024 and December 31, 2023, is recorded on the unaudited Condensed Consolidated Balance Sheet in "Prepaid and other assets" and "Other long-term assets," respectively:

	September 30, 2024	December 31, 2023
Principal balance	40	80
Accrued interest income balance	8	12
Total outstanding balance	48	92
The following table shows the interest income earned on the Tronox Loans, which is recorded in "Interest income" on our unaudited Condensed Consolidated Statement of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income	—	1	2	4
The following table shows the amount of feedstock purchased from the Slagger, which is subsequently recorded in "Cost of goods sold" on our unaudited Condensed Consolidated Statement of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Settled as in-kind repayment of Tronox Loans	10	27	40	27
Settled in cash	6	—	22	—
Total chloride slag purchases	16	27	62	27

The following table shows the amounts due to AMIC at period-end regarding feedstock purchased from the Slagger, which are recorded in "Accrued liabilities" on our unaudited Condensed Consolidated Balance Sheet:

	September 30, 2024	December 31, 2023
Amount due to AMIC for slag purchases	5	—
In addition, on March 15, 2018 Tronox and AMIC entered into a Technical Services Agreement (the "Original Technical Services Agreement"), which was subsequently amended on May 13, 2020, May 10, 2023 and February 21, 2024 (the "Restated Technical Services Agreement"). Through September 30, 2023 we provided technical advice and project management services, however AMIC and its consultants were still responsible for engineering and construction of the Slagger. As compensation for these services, Tronox received certain fees, including a management fee. In the unaudited Condensed Consolidated Statement of Operations and shown in the table below, the management fees per the Original Technical Services Agreement were recorded within "Other (expense) income, net" and other technical support fees, including fees per the Restated Technical Services Agreement, are recorded within "Selling, general and administrative expenses". From and after October 1, 2023, we no longer receive a management fee and the scope of services we provide is more limited, for which we receive cost reimbursement plus a nominal margin.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Management fees	—	2	—	6
Other technical support fees	—	—	—	1
Total fees received	—	2	—	7
Outstanding balances for these fees receivable are shown below, which are recorded within “Prepaid and other assets” on the unaudited Condensed Consolidated Balance Sheet:

	September 30, 2024	December 31, 2023
Management fees and other technical support fees	—	1
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

	September 30, 2024	December 31, 2023
Note payable, due within 1 year	7	7
Note payable, due longer than 1 year from now	13	18
Total outstanding note payable	20	25

Amounts regarding loan repayments for the MGT loan, which are recorded on the unaudited Condensed Consolidated Statement of Operations within “Net sales,” are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest expense	—	—	1	1
Loan Repayment via MGT delivered to ATTM	2	2	5	5
As a result of these transactions we have entered into related to the MGT assets, Tronox purchases chlorine gas from ATTM for use in the production of MGT and such transactions are reflected as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Purchases of chlorine gas	1	1	4	3

These purchases are subsequently recorded within “Cost of goods sold” on the unaudited Condensed Consolidated Statement of Operations. Amounts due at period end, which are presented below, are recorded within “Accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet.

	September 30, 2024	December 31, 2023
Amount due related to purchases of chlorine gas	1	1

As Tronox delivers MGT product to ATTM, amounts are recorded within “Net sales” on the unaudited Condensed Consolidated Statement of Operations, as shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
MGT sales made to ATTM as product is delivered	12	11	38	34

Amounts related to MGT deliveries that are outstanding at period end are recorded in “Prepaid and other assets” on the unaudited Condensed Consolidated Balance Sheet, as shown below:

	September 30, 2024	December 31, 2023
Due from ATTM for MGT deliveries	9	9

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
Business Environment
The following discussion includes trends and factors that may affect future operating results:
Third quarter revenue increased 21% compared to the prior year, driven by higher sales volumes of TiO2, zircon and other products. For the third quarter of 2024 as compared to the third quarter of 2023, TiO2 revenue increased 10% driven by a 12% increase in volumes, partially offset by a 2% decline in TiO2 average selling prices and mix, and foreign exchange rates remained relatively flat to the prior year. Zircon revenue increased 124% from the third quarter of 2023 to the third quarter of 2024 due to a 134% increase in sales volumes partially offset by a 10% decline in average selling prices. Revenue from other products increased 61% from the third quarter of 2023 to the third quarter of 2024 primarily due to opportunistic sales of ilmenite and heavy mineral concentrate tailings. Gross profit increased for the third quarter of 2024 as compared to the third quarter of 2023 due to higher sales volumes partially offset by the unfavorable impact of selling prices, including mix.
Sequentially, revenue decreased 2% in the third quarter of 2024 compared to the second quarter of 2024 primarily due to lower sales volumes of TiO2 and zircon. TiO2 revenues decreased 6% driven by an 7% decrease in volumes partially offset by a 1% increase in TiO2 averages selling prices. Zircon revenue decreased 13% sequentially driven by a 12% decrease in sales volumes and a 1% decrease in average selling prices. Revenue from other products increased 39% from the second quarter of

2024 to the third quarter of 2024 primarily due to opportunistic sales of ilmenite and heavy mineral concentrate tailings. Gross profit decreased from the second quarter of 2024 to the third quarter of 2024 primarily due to higher production costs, lower sales volumes of TiO2 and zircon, and headwinds on foreign exchange rates partially offset by the increase in other products revenue and favorable impact of selling prices, including mix.
As of September 30, 2024, our total available liquidity was $668 million, including $167 million in cash and cash equivalents and $501 million available under revolving credit agreements. As of September 30, 2024, our total debt was $2.8 billion and net debt to trailing-twelve month Adjusted EBITDA was 5.0x with approximately 73% of our interest rates fixed through 2028. The Company has no financial covenants on its term loan or bonds and only one springing financial covenant on its New Cash Flow Revolver, which we do not expect to be triggered based on our current scenario planning. Refer to Note 11 of notes to condensed consolidated financial statements for further details.
Condensed Consolidated Results of Operations
Three Months Ended September 30, 2024 compared to the Three Months Ended September 30, 2023

	Three Months Ended September 30,
	2024	2023	Variance
Net sales	$804	$662	$142
Cost of goods sold	676	568	108
Gross profit	128	94	34
Gross Margin	15.9%	14.2%	1.7 pts

Selling, general and administrative expenses	74	62	12
Income from operations	54	32	22
Interest expense	(42)	(42)	—
Interest income	3	4	(1)
Loss on extinguishment of debt	(3)	—	(3)
Other (expense) income, net	(11)	—	(11)
Income (Loss) before income taxes	1	(6)	7
Income tax provision	(26)	(8)	(18)
Net loss	$(25)	$(14)	$(11)

Effective tax rate	2,600%	(133)%

EBITDA (1)	$110	$99	$11
Adjusted EBITDA (1)	$143	$116	$27
Net loss as a % of Net Sales (1)	(3.1)%	(2.1)%	(1.0) pts
Adjusted EBITDA as % of Net Sales (1)	17.8%	17.5%	0.3 pts
_______________
(1)EBITDA, Adjusted EBITDA and Adjusted EBITDA as % of Net Sales are Non-U.S. GAAP financial measures. Please refer to the “Non-U.S. GAAP Financial Measures” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of these measures and a reconciliation of these measures to Net loss.
Net sales of $804 million for the three months ended September 30, 2024 increased by 21%, compared to $662 million for the same period in 2023. The increase is primarily due to higher sales volumes of TiO2, zircon and other products.

Net sales by type of product for the three months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,
	2024	2023	Variance	Percentage
TiO2	$616	$558	$58	10%
Zircon	74	33	41	124%
Other products	114	71	43	61%
Total net sales	$804	$662	$142	21%
For the three months ended September 30, 2024, TiO2 revenue was higher by 10% or $58 million compared to the prior year quarter primarily due to an increase of $69 million in sales volumes partially offset by a decrease of $13 million in average selling prices, including mix. Foreign currency positively impacted TiO2 revenue by $2 million primarily due to the weakening of the Euro. Zircon revenue increased $41 million primarily due to a 134% increase in sales volumes partially offset by a 10% decrease in average selling prices. Other products revenue increased $43 million from the year-ago quarter primarily due to opportunistic sales of ilmenite and heavy mineral concentrate tailings.
Gross profit of $128 million was 15.9% of net sales compared to 14.2% of net sales in the year-ago quarter. The increase in gross margin is primarily due to:
•the favorable impact of 3 points due to increased volumes across other products, and
•the favorable impact of 2 points due to zircon volume growth substantially exceeding TiO2 volume growth during the comparable period, partially offset by
•the unfavorable impact of 2 points primarily due to a decrease in TiO2, and Zircon selling prices, including mix, and
•the net unfavorable impact of approximately 1 point due to changes in foreign exchange rates.

Selling, general and administrative expenses of $74 million increased $12 million compared to the same period of 2023 primarily due to a $6 million increase in employee costs and a $5 million increase in professional services. The remaining net increase was driven by individually immaterial amounts.

Income from operations for the three months ended September 30, 2024 was $54 million compared to $32 million in the prior year period. The increase of $22 million was primarily due to the higher sales volumes partially offset by lower selling prices of TiO2 and Zircon and higher SG&A expenses as discussed above.
Both interest expense and interest income remained relatively consistent quarter over quarter.
Loss on extinguishment of debt was $3 million for the three months ended September 30, 2024 which was primarily related to the refinancing of our US Term Loan Facility with the new 2024-B Term Loan Facility.
Other (expense) income, net for the three months ended September 30, 2024 primarily consisted of approximately $8 million of net realized and unrealized foreign currency losses and $4 million of fees associated with the utilization of the Securitization Facility. The remaining amount was driven by other individually immaterial amounts.
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
The effective tax rate was 2,600% and (133)% for the three months ended September 30, 2024 and 2023, respectively. The effective tax rates for the three months ended September 30, 2024 and 2023 are impacted by a variety of factors including income and losses in jurisdictions with valuation allowances, non-taxable income and expense items, prior year accruals, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate.

Net loss as a % of net sales was 3.1% for the three months ended September 30, 2024 as compared to 2.1% for the prior year period. The primary driver of the period over period increase is the higher SG&A and loss on extinguishment of debt as discussed above partially offset by the increase in gross profit due to opportunistic sales of heavy mineral concentrate tailings. Adjusted EBITDA as a percentage of net sales was 17.8% for the three months ended September 30, 2024 as compared to 17.5% for the prior year primarily due to the higher gross margin as a result of higher zircon volumes growth and opportunistic sales of ilmenite and heavy mineral concentrate tailings partially offset by a higher SG&A expenses as discussed above.
Nine Months Ended September 30, 2024 compared to the Nine Months Ended September 30, 2023

	Nine Months Ended September 30,
	2024	2023	Variance
Net sales	$2,398	$2,164	$234
Cost of goods sold	2,000	1,780	220
Gross profit	398	384	14
Gross Margin	16.6%	17.7%	(1.1) pt

Selling, general and administrative expenses	227	206	21
Income from operations	171	178	(7)
Interest expense	(126)	(113)	(13)
Interest income	9	10	(1)
Loss on extinguishment of debt	(3)	—	(3)
Other income, net	7	6	1
Income before income taxes	58	81	(23)
Income tax provision	(82)	(339)	(257)
Net loss	$(24)	$(258)	$234

Effective tax rate	141%	419%

EBITDA (1)	$389	$390	$(1)
Adjusted EBITDA (1)	$435	$430	$5
Net loss as a % of Net Sales (1)	(1.0)%	(11.9)%	10.9 pts
Adjusted EBITDA as % of Net Sales (1)	18.1%	19.9%	(1.8) pt
_______________
(1)EBITDA, Adjusted EBITDA and Adjusted EBITDA as % of Net Sales are Non-U.S. GAAP financial measures. Please refer to the “Non-U.S. GAAP Financial Measures” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of these measures and a reconciliation of these measures to Net loss.
Net sales of $2,398 million for the nine months ended September 30, 2024 increased by 11% compared to $2,164 million for the same period in 2023. The increase is primarily due to increases in sales volumes of both TiO2, zircon and other products.
Net sales by type of product for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended September 30,
	2024	2023	Variance	Percentage
TiO2	$1,874	$1,729	$145	8%
Zircon	247	200	47	24%
Other products	277	235	42	18%
Total net sales	$2,398	$2,164	$234	11%
For the nine months ended September 30, 2024, TiO2 revenue was higher by 8% or $145 million compared to the prior year period. TiO2 revenue increased primarily due to an increase of $272 million in sales volumes partially offset by a decrease of $127 million in average selling prices, including mix. Foreign currency remained consistent period over period. Zircon revenue increased $47 million primarily due to a 42% increase in sales volumes partially offset by a 18% decrease in average selling prices. Other products revenue increased $42 million primarily due to opportunistic sales of ilmenite and heavy mineral concentrate tailings.
Gross margin of $398 million was 16.6% of net sales compared to 17.7% of net sales in the year-ago period. The decrease in gross margin is primarily due to:
•the unfavorable impact of 6 points primarily due to a decrease in TiO2 and Zircon selling prices, partially offset by
•the favorable impact of 2 points due to improved absorption from higher production volumes,
•the favorable impact of 1 point due to increased volumes across other products,
•the favorable impact of 1 point due to zircon volume growth substantially exceeding TiO2 volume growth during the comparable period, and
•the net favorable impact of 1 point due to changes in foreign exchange rates, primarily due to the South African Rand and Australian dollar.

Selling, general and administrative expenses increased by $21 million or 10% during the nine months ended September 30, 2024 compared to the same period of the prior year primarily driven by an $11 million increase in employee costs and a $8 million increase in professional services. The remaining net increase was driven by individually immaterial amounts.
Income from operations for the nine months ended September 30, 2024 was $171 million compared to income from operations of $178 million in the prior year period. The decrease of $7 million was primarily due to lower selling prices of TiO2, Zircon and pig iron and higher SG&A expenses partially offset by the improved absorption from higher production volumes and opportunistic sales of ilmenite and heavy mineral concentrate tailings as discussed above.
Interest expense for the nine months ended September 30, 2024 increased by $13 million compared to the same period of 2023 primarily due to the increase in the outstanding debt balances and the effective interest rates on our long-term debt facilities period over period.
Loss on extinguishment of debt was $3 million for the nine months ended September 30, 2024 which was primarily related to the refinancing of our US Term Loan Facility with the new 2024-B Term Loan Facility.
Other (expense) income, net for the nine months ended September 30, 2024 primarily consisted of approximately $28 million (net of associated transaction costs) related to a sale of a royalty interest in certain Canadian mineral properties partially offset by $10 million of net realized and unrealized foreign currency losses and $11 million of fees associated with the utilization of the Securitization Facility. The remaining amount was driven by other individually immaterial amounts.
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

The effective tax rate was 141% and 419% for the nine months ended September 30, 2024 and 2023, respectively. The effective tax rates for the nine months ended September 30, 2024 and 2023 are impacted by a variety of factors including income and losses in jurisdictions with valuation allowances, non-taxable income and expense items, prior year accruals, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate. The effective tax rate for the nine months ended September 30, 2024 was impacted by the establishment of a full valuation allowance against Brazil's deferred tax assets. The effective tax rate for the nine months ended September 30, 2023 was impacted by the establishment of a full valuation allowance against Australia's deferred tax assets.

Net loss as a % of net sales was 1.0% for the nine months ended September 30, 2024 as compared to 11.9% for the prior year period. The primary driver of the period over period decrease is the timing of the deferred tax assets' valuation allowance adjustments, the sale of a royalty interest in certain Canadian properties and opportunistic sales of ilmenite and heavy mineral concentrate tailings in the current period partially offset by the lower gross margin due to the lower selling prices, higher SG&A expenses, higher interest expense and loss on extinguishment of debt as discussed above. Adjusted EBITDA as a percentage of net sales was 18.1% for the nine months ended September 30, 2024, a decrease of 1.8 points from 19.9% in the prior year. The lower gross margin and higher SG&A were the primary drivers of the year-over-year decrease in Adjusted EBITDA percentage.
Other Comprehensive Income (Loss)
Other comprehensive income was $54 million in the three months ended September 30, 2024 as compared to other comprehensive loss of $20 million in the three months ended September 30, 2023. The change is primarily due to the favorable foreign currency translation adjustments of $76 million in the three months ended September 30, 2024 as compared to unfavorable foreign currency translation adjustments of $27 million in the prior year period. This was partially offset by a net loss on derivative instruments of $22 million in the three months ended September 30, 2024 as compared to a net gain on derivative instruments of $7 million in the prior year period.
Other comprehensive income was $34 million in the nine months ended September 30, 2024 as compared to other comprehensive loss of $56 million in the nine months ended September 30, 2023. The change is primarily due to the favorable foreign currency translation adjustments of $49 million in the nine months ended September 30, 2024 as compared to the unfavorable foreign currency translation adjustments of $70 million in the prior year period. This was partially offset by a net loss on derivative instruments of $16 million in the nine months ended September 30, 2024 as compared to a net gain on derivative instruments of $14 million in the prior year period.
Liquidity and Capital Resources
The following table presents our liquidity as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(Millions of U.S. dollars)
Cash and cash equivalents	$167	$273
Available under the Cash Flow Revolver	338	343
Available under the Standard Credit Facility	—	55
Available under the RMB Credit Facility	70	—
Available under the Emirates Revolver	67	64
Available under the SABB Facility	20	20
Available under the Bank Itau Facility	$6	$6
Total	$668	$761
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
Working capital (calculated as current assets less current liabilities) was $1.4 billion at September 30, 2024 and $1.4 billion at December 31, 2023.
As of September 30, 2024, the non-guarantor subsidiaries of our Senior Notes due 2029 represented approximately 19% of our total consolidated liabilities and approximately 42% of our total consolidated assets. For the three and nine months ended September 30, 2024, the non-guarantor subsidiaries of our Senior Notes due 2029 represented approximately 45% and 44%, respectively, of our total consolidated net sales. For the three and nine months ended September 30, 2024, the non-guarantor subsidiaries of our Senior Notes due 2029 represented approximately 60% and 51% of our consolidated EBITDA (as such term is defined in the 2029 Indenture). In addition, as of September 30, 2024, our non-guarantor subsidiaries had $815 million of total consolidated liabilities (including trade payables but excluding intercompany liabilities), all of which would have been structurally senior to the 2029 Notes. See Note 11 of notes to unaudited condensed consolidated financial statements.
At September 30, 2024, we had outstanding letters of credit and bank guarantees of $145 million. See Note 15 of notes to unaudited condensed consolidated financial statements.
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
During the three months ended September 30, 2024, our credit rating with Moody’s remained unchanged at Ba3 stable outlook and our Standard & Poor's rating and outlook remained the same at B positive and stable, respectively. See Note 11 of notes to unaudited condensed consolidated financial statements.
Cash and Cash Equivalents
We consider all investments with original maturities of three months or less to be cash equivalents. As of September 30, 2024, our cash and cash equivalents were invested in money market funds and we also receive earnings credits for some balances left in our bank operating accounts. We maintain cash and cash equivalents in bank deposit and money market accounts that may exceed federally insured limits. The financial institutions where our cash and cash equivalents are held are highly rated and geographically dispersed, and we have a policy to limit the amount of credit exposure with any one institution. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk.
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
Repatriation of Cash
At September 30, 2024, we held $167 million in cash and cash equivalents in these respective jurisdictions: $27 million in Europe, $8 million in the United States, $46 million in Australia, $17 million in Brazil, $37 million in South Africa, $14 million in Saudi Arabia, $17 million in China and $1 million in India. Our credit facilities limit transfers of funds from subsidiaries in the United States to certain foreign subsidiaries.
At September 30, 2024, Tronox Holdings plc had foreign subsidiaries with undistributed earnings. Although we would not be subject to income tax on these earnings, we have asserted that amounts in specific jurisdictions are indefinitely reinvested outside of the parent's taxing jurisdictions. These amounts could be subject to withholding tax if distributed, but the Company has made no provision for tax related to these undistributed earnings. In 2022, the Company removed its assertion that earnings in China are indefinitely reinvested, and since then, the withholding tax accruals for potential repatriations from that jurisdiction are reflected in the effective tax rate.

Stock Repurchases
On February 21, 2024, in connection with the expiration in February 2024 of the Company's previous share repurchase program, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's stock through February 21, 2027. During the nine months ended September 30, 2024, we made no repurchases of the Company's stock.
Debt Obligations
At September 30, 2024 and December 31, 2023, our long-term debt, net of unamortized discount and debt issuance costs was $2.8 billion and $2.8 billion, respectively. At September 30, 2024 and December 31, 2023, our net debt (the excess of our debt over cash and cash equivalents) was $2.7 billion and $2.6 billion, respectively. See Note 11 of notes to unaudited condensed consolidated financial statements.
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
On August 15, 2024, the Borrower (as defined above), together with the Company and certain of the Company's subsidiaries, entered into Amendment No. 5 to the Credit Agreement (as defined above) with the revolving lenders party thereto and HSBC Bank USA, National Association, as Administrative Agent and Collateral Agent. Amendment No. 5 provides for a $350 million replacement revolving loan facility (the "New Cash Flow Revolver") which refinances and replaces the Borrower's existing $350 million revolving loan facility (the "Cash Flow Revolver").
On September 30, 2024, the Borrower (as defined above), together with the Company and certain of the Company's subsidiaries, entered into Amendment No. 6 to the Credit Agreement (as defined above) with the term lenders party thereto and HSBC Bank USA, National Association, as Administrative Agent and Collateral Agent. Amendment No. 6 provides the Borrower with a new seven-year incremental term loan facility (the "2024-B Term Loan Facility") in an aggregate principal amount of $902 million. The proceeds of the 2024-B Term Loan Facility was used to refinance in full all of the outstanding amounts of the existing Term Loan Facility.
On August 16, 2024, Tronox Minerals Sands Proprietary Limited and Tronox KZN Sands Proprietary Limited, wholly-owned subsidiaries of the Company, entered into Amendment No. 2 (“the Amendment”) and restatement of a credit facility with RMB, that supersedes and replaces the Standard Bank Limited Term Loan Facility in its entirety. The amended credit facility provides the Company with (a) a new five-year term loan facility in an aggregate principal amount of R1.1 billion (approximately $63 million at September 30, 2024 exchange rate) (the "RMB Term Loan Facility") and (b) a new three-year revolving credit facility (the "RMB Revolving Credit Facility") providing an increase of the revolving commitments of R1.2 billion (approximately $70 million at September 30, 2024 exchange rate).
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
Cash Flows
The following table presents cash flow for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
	(Millions of U.S. dollars)
Cash provided by operating activities	$218	$74
Cash used in investing activities	(226)	(199)
Cash (used in) provided by financing activities	(97)	207
Effects of exchange rate changes on cash and cash equivalents and restricted cash	—	—
Net (decrease) increase in cash and cash equivalents and restricted cash	$(105)	$82
Cash Flows provided by Operating Activities — Cash provided by operating activities of $218 million is primarily driven by $305 million of net income adjusted for non-cash items offset by a net cash outflow of $87 million related to changes in assets and liabilities. The following table provides our net cash provided by operating activities for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
	(Millions of U.S. dollars)
Net loss	$(24)	$(258)
Adjustments for non-cash items	329	575
Income related cash generation	305	317
Net change in assets and liabilities	(87)	(243)
Cash provided by operating activities	$218	$74
Net cash provided by operating activities increased by $144 million year-over-year from $74 million in the prior year to $218 million during the current year. This increase was generated primarily due to lower use of cash for working capital in the current year primarily driven by increase of $82 million and $11 million in accounts receivables and inventories, respectively.
Cash Flows used in Investing Activities — Net cash used in investing activities for the nine months ended September 30, 2024 was $226 million as compared to $199 million for the same period in 2023 primarily due to $21 million of proceeds from the sale of a royalty interest in certain Canadian mineral properties partially offset by higher capital expenditures of $253 million during the current year as compared to $202 million in the prior year.
Cash Flows (used in) provided by Financing Activities —Net cash used in financing activities during the nine months ended September 30, 2024 was $97 million as compared to cash provided by financing activities of $207 million for the nine months ended September 30, 2023. The nine months ended September 30, 2024 was primarily comprised of dividends paid of $61 million and total net repayments of $21 million of long-term debt and short-term debt. The nine months ended September 30, 2023 was primarily comprised of the proceeds from the 2023 Term Loan Facility of $347 million partially offset by $69 million used to pay dividends and $55 million of total repayments offset by drawdowns on several of our short-term debt facilities for general corporate purposes.

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of September 30, 2024:

	Contractual Obligation Payments Due by Year (3)(4)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of U.S. dollars)
Long-term debt, net and lease financing (including interest) (1)	$3,803	228	424	2,149	1,002
Purchase obligations (2)	3,696	362	444	526	2,364
Operating leases	277	32	54	43	148
Asset retirement obligations and environmental liabilities(5)	472	35	57	60	320
Total	$8,248	657	979	2,778	3,834
__________________
(1)We calculated the 2024-B Term Loan Facility interest at a SOFR plus a margin of 2.50%, the 2024 Term Loan Facility at a SOFR plus a margin of 2.75%, and the RMB Term Loan at a JIBAR plus a margin of 2.35%. See Note 11 of notes to our unaudited condensed consolidated financial statements.
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

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA, Adjusted EBITDA as a % of net sales for the periods presented and Net Debt to Trailing Twelve Months Adjusted EBITDA as of September 30, 2024 and December 31, 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Millions of U.S. dollars)
Net loss (U.S. GAAP)	$(25)	$(14)	$(24)	$(258)
Interest expense	42	42	126	113
Interest income	(3)	(4)	(9)	(10)
Income tax provision	26	8	82	339
Depreciation, depletion and amortization expense	70	67	214	206
EBITDA (non-U.S. GAAP)	110	99	389	390
Share-based compensation (a)	7	4	17	15
Accretion expense and other adjustments to asset retirement obligations and environmental liabilities (b)	8	6	22	14
Accounts receivable securitization program (c)	4	4	11	9
Foreign currency remeasurement (d)	8	(1)	10	(7)
Sale of royalty interest (e)	—	—	(28)	—
Loss on extinguishment of debt (f)	3	—	3	—
Other items (g)	3	4	11	9
Adjusted EBITDA (non-U.S. GAAP)	$143	$116	$435	$430

	Three Months Ended September 30,
	2024	2023
Net sales	$804	$662
Net loss (U.S. GAAP)	$(25)	$(14)
Net loss (U.S. GAAP) as a % of Net sales	(3.1)%	(2.1)%
Adjusted EBITDA (non-U.S. GAAP) (see above) as a % of Net sales	17.8%	17.5%

	September 30, 2024	December 31, 2023
Long-term debt, net	$2,767	$2,786
Short-term debt	17	11
Long-term debt due within one year	34	27
(Less) Cash and cash equivalents	(167)	(273)
Net debt	$2,651	$2,551
Trailing-twelve month Adjusted EBITDA (non-U.S. GAAP)	$529	$524
Net debt to trailing-twelve month Adjusted EBITDA (non-U.S. GAAP) (see above)	5.0x	4.9x

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
(e) Represents the sale of a royalty interest in certain Canadian mineral properties, net of associated transaction costs included in "Other (expense) income, net" in the unaudited Condensed Consolidated Statements of Operations.

(f) Represents the loss in connection with the refinancing of the Term Loan Facility in the US.
(g) Includes noncash pension and postretirement costs, asset write-offs and other items included in “Selling general and administrative expenses”, “Cost of goods sold” and “Other (expense) income, net” in the unaudited Condensed Consolidated Statements of Operations.
The following table reconciles trailing twelve month net income (loss) to EBITDA and Adjusted EBITDA as of September 30, 2024:

	Three Months Ended				Trailing Twelve Month Adjusted EBITDA
	December 31, 2023	March 31, 2024	June 30, 2024	September 30, 2024

Net (loss) income (U.S. GAAP)	$(56)	$(9)	$10	$(25)	$(80)
Interest expense	45	42	42	42	171
Interest income	(8)	(4)	(2)	(3)	(17)
Income tax provision	24	11	45	26	106
Depreciation, depletion and amortization expense	69	72	72	70	283
EBITDA (non-U.S. GAAP)	74	112	167	110	463
Share-based compensation (a)	6	6	4	7	23
Foreign currency remeasurement (b)	1	(2)	4	8	11
Accretion expense and other adjustments to asset retirement obligations and environmental liabilities (c)	8	7	7	8	30
Accounts receivable securitization program (d)	3	3	4	4	14
Sale of royalty interest (e)	—	—	(28)	—	(28)
Loss on extinguishment of debt (f)	—	—	—	3	3
Other items (g)	2	5	3	3	13
Adjusted EBITDA (non-U.S. GAAP)	$94	$131	$161	$143	$529

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
(e) Represents the sale of a royalty interest in certain Canadian mineral properties, net of associated transaction costs included in "Other (expense) income, net" in the unaudited Condensed Consolidated Statements of Operations.

(f) Represents the loss in connection with the refinancing of the Term Loan Facility in the US.
(g) Includes noncash pension and postretirement costs, asset write-offs, severance expense and other items included in “Selling general and administrative expenses”, “Cost of goods sold” and “Other (expense) income, net” in the unaudited Condensed Consolidated Statements of Operations.
The following table reconciles Net loss attributable to Tronox to Adjusted net (loss) income attributable to Tronox for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Millions of U.S. dollars)		(Millions of U.S. dollars)
Net loss attributable to Tronox Holdings plc (U.S. GAAP)	$(25)	$(14)	$(18)	$(260)
Sale of royalty interest (a)	—	—	(21)	—
Loss on extinguishment of debt (b)	3	—	3	—
Tax valuation allowance (c)	—	—	16	293
Other (d)	1	2	4	3
Adjusted net (loss) income attributable to Tronox Holdings plc (non-U.S. GAAP) (1)	$(21)	$(12)	$(16)	$36

Diluted net loss per share (U.S. GAAP)	$(0.16)	$(0.09)	$(0.11)	$(1.66)
Sale of royalty interest, per share	—	—	(0.14)	—
Loss on extinguishment of debt, per share	0.02	—	0.02	—
Tax valuation allowance, per share	—	—	0.10	1.87
Other, per share	0.01	0.01	0.03	0.02
Diluted adjusted net (loss) income per share attributable to Tronox Holdings plc (non-U.S. GAAP) (2)	$(0.13)	$(0.08)	$(0.10)	$0.23

Weighted average shares outstanding, diluted (in thousands)	158,095	156,816	157,811	157,053

(a) Represents the sale of a royalty interest in certain Canadian mineral properties, net of associated transaction costs included in "Other (expense) income, net" in the unaudited Condensed Consolidated Statements of Operations.

(b) Represents the loss in connection with the refinancing of the Term Loan Facility in the US.
(c) 2024 amount represents the establishment of a full valuation allowance against the deferred tax assets within our Brazilian jurisdiction. 2023 amount represents the establishment of a full valuation allowance against the deferred tax assets within our Australian jurisdiction.
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
Credit Risk
Credit risk is the risk that a borrower or a counterparty will fail to meet their obligations. A significant portion of our liquidity is concentrated in trade accounts receivable that arise from sales of our products to customers. In the case of TiO2, the high level of industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. We have significant exposure to credit risk in industries that are affected by cyclical economic fluctuations. We perform ongoing credit evaluations of our customers from time to time, as deemed appropriate, to mitigate credit risk but generally do not require collateral. Our contracts typically enable us to tighten credit terms if we perceive additional credit risk; however, historic losses due to write offs of bad debt have been insignificant. In addition, due to our international operations, we are subject to potential trade restrictions and sovereign risk in certain countries in which we operate. We maintain allowances for potential credit losses based on specific customer review and current financial conditions. During both the nine months ended September 30, 2024 and 2023, our ten largest third-party customers represented 37% of our consolidated net sales. During the nine months ended September 30, 2024 and 2023, no single customer accounted for 10% of our consolidated net sales.
Interest Rate Risk
Interest rate risk arises from the possibility that changes in interest rates will impact our financial results. We are exposed to interest rate risk on our floating rate debt, the 2024 Term Loan Facility, the 2024-B Term Loan Facility, RMB Term Loan Facility and the New Cash Flow Revolver, RMB Revolving Credit Facility, Emirates Revolver and SABB Credit Facility balances. Using a sensitivity analysis as of September 30, 2024, a hypothetical 1% increase in interest rates would result in a net decrease to pre-tax income of approximately $8 million on an annualized basis. This is due to the fact that earnings on our floating rate financial assets of $21 million at September 30, 2024 would increase by the full 1%, offsetting the impact of a 1% increase in interest expense on our floating rate debt of approximately $777 million.
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

In line with the original maturity date, one of the interest rate swap agreements (notional value of $250 million) expired in September 2024. As a result of this, on September 26, 2024, the Company entered into two new interest-rate swap agreements for a notional of $125 million each with two counterparty banks, for an aggregate notional of $250 million. These new agreements are effective as of September 30, 2024 and will mature on September 30, 2031, in line with the maturity date of the 2024-B Term Loan Facility following Amendment No.6 (discussed in Note 11). The Company has designated these two new hedges as cash flow hedges with the objective of ensuring that the Company continues to achieve the offsetting effect to the interest rate volatility associated with the $250 million portion of the 2024-B Term Loan Facility.
Additionally, on September 26, 2024, the counterparty bank associated with one of the existing interest rate swap contracts (notional value of $250 million) novated its rights and obligations in the interest rate swap contracts to a new counterparty. No other terms and conditions of the interest rate swap contract were impacted by this transaction. We also determined that it is probable the new counterparty will perform its obligations under the interest rate swap agreements. However, following the novation, the Company terminated the existing interest rate swap agreement and simultaneously entered into a new interest rate swap agreement with the new counterparty bank with an effective date of September 30, 2024 and expiring on September 30, 2031 (in line with the maturity date of the 2024-B Term Loan Facility). At the time of this change, the Company determined that the interest payments hedged are still probable to occur, therefore, the gains accumulated of $3 million on the previous interest rate swap are being amortized into interest expense through March 11, 2028, the original maturity of the previous term loan agreement. As a result of this transaction, we completed a hedge effectiveness test and determined that this hedge instrument is highly effective at achieving offsetting cash flows related to the hedged transaction, enabling us to apply hedge accounting over the term of the new hedge relationship.
As of September 30, 2024, the Company maintains a total of $950 million of interest rate swaps (with $450 million maturing in March 2028 and $500 million maturing in September 2031) with the objective in using the interest-rate swap agreements to add stability to interest expense and to manage the Company's exposure to interest rate movements. These interest rate swaps have been designated as cash flow hedges and involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Fair value gains or losses on these cash flow hedges are recorded in accumulated other comprehensive loss and are subsequently reclassified into interest expense in the same periods during which the hedged transactions affect earnings. The Company's objectives in using the interest rate swap agreements are to add stability to interest expense and to manage its exposure to interest rate movements.
At September 30, 2024 and December 31, 2023, the net unrealized loss of $7 million and the unrealized gain of $18 million, respectively, was recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet. For the three and nine months ended September 30, 2024, the amounts recorded in interest expense related to the interest-rate swap agreements were $7 million and $23 million, respectively, of which a gain of approximately $2 million and $5 million, respectively, was reclassified from "Accumulated other comprehensive loss" to interest expense. For the three and nine months ended September 30, 2023, the net amounts recorded in interest expense related to the interest-rate swap agreements were $8 million and $18 million, respectively, of which $2 million for each period was reclassified from "Accumulated other comprehensive loss" to interest expense.
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

From time to time, we enter into foreign currency contracts used to hedge forecasted third party non-functional currency sales for our South African subsidiaries and forecasted non-functional currency cost of goods sold for our Australian subsidiaries. Historically, we have used a combination of zero-cost collars or forward contracts to reduce the exposure.  These foreign currency contracts are designated as cash flow hedges. Changes to the fair value of these foreign currency contracts are recorded as a component of other comprehensive (loss) income, if these contracts remain highly effective, and are recognized in net sales or costs of goods sold in the period in which the forecasted transaction affects earnings or are recognized in other (expense) income, net when the transactions are no longer probable of occurring. As of September 30, 2024, we had notional amounts of 136 million Australian dollars ($94 million at the September 30, 2024 exchange rate) that expire between October 30, 2024 and December 27, 2024 to reduce the exposure of our Australian subsidiaries’ cost of sales to fluctuations in currency rates. As of September 30, 2024, we had notional amounts of 915 million South African Rand ($53 million at the September 30, 2024 exchange rate) that expire between October 30, 2024 and December 27, 2024 to reduce the exposure of our South African subsidiaries' third party sales to fluctuations in currency rates. At September 30, 2024, there was a net unrealized gain of $6 million recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet, which is expected to be fully recognized in earnings over the next twelve months. There were no corresponding amounts as of December 31, 2023. At December 31, 2022, there was an unrealized net loss of $4 million recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet, which was fully recognized in earnings during the nine months ended September 30, 2023.
From time to time, we enter into foreign currency contracts for the South African Rand, Australian Dollar, Euro, Pound Sterling, and Saudi Riyal to reduce exposure of our subsidiaries’ balance sheet accounts not denominated in our subsidiaries’ functional currency to fluctuations in foreign currency exchange rates. Historically, we have used forward contracts to reduce the exposure.  For accounting purposes, these foreign currency contracts are not considered hedges. The change in fair value associated with these contracts is recorded in “Other expense, net” within the unaudited Condensed Consolidated Statement of Operations and partially offsets the change in value of third party and intercompany-related receivables not denominated in the functional currency of the subsidiary. At September 30, 2024, there was (i) 734 billion South African Rand (or approximately $43 million at September 30, 2024 exchange rate), (ii) 254 million Australian dollars (or approximately $176 million at the September 30, 2024 exchange rate), (iii) 32 million Pound Sterling (or approximately $43 million at the September 30, 2024 exchange rate), (iv) 12 million Euro (or approximately $13 million at the September 30, 2024 exchange rate), and (v) 88 million Saudi Riyal (or approximately $24 million at the September 30, 2024 exchange rate) of notional amounts of outstanding foreign currency contracts. At December 31, 2023, there was (i) 837 million South African Rand (or approximately $49 million at the September 30, 2024 exchange rate), (ii) 153 million Australian dollars (or approximately $106 million at the September 30, 2024 exchange rate), (iii) 45 million Pound Sterling (or approximately $60 million at the September 30, 2024 exchange rate), (iv) 45 million Euro (or approximately $50 million at the September 30, 2024 exchange rate) and (v) 67 million Saudi Riyal (or approximately $18 million at the September 30, 2024 exchange rate) of notional amounts of outstanding foreign currency contracts.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of Tronox’s management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”), as of September 30, 2024, the end of the period covered by this report. Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date. Tronox’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Tronox in the reports that it files or submits under the Exchange Act is accumulated and communicated to Tronox’s management, including Tronox’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date.
An evaluation of our internal control over financial reporting was also performed to determine whether any changes have occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting
We are currently undergoing a multi-year IT-enabled transformation program that includes increased automation of both operational and financial systems, including the global enterprise risk management program, through new and upgraded systems, technology and processes. As part of such transformation program, during the third quarter of 2024, we implemented upgrades to our financial systems and platforms in certain regions. The full implementation is expected to occur in phases over a number of years. As the phased implementation of this system occurs, we expect certain changes to our processes and procedures which, in turn, will result in changes to our internal control over financial reporting.

While we expect this transformation program to strengthen our internal financial controls, management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve.

Other than as discussed above, during the quarter ended September 30, 2024, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table provides information with respect to purchases of our shares of common stock, $0.01 par value per share, during the three months ended September 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs (1)	Approximate Dollar Value That May Yet Be Purchased Under the Program (2)
				$300,000,000
July 1, 2024 through July 31, 2024	—	$—	—	$300,000,000
August 1, 2024 through August 31, 2024	—	$—	—	$300,000,000
September 1, 2024 through September 30, 2024	—	$—	—	$300,000,000
Totals	—	$—	—	$300,000,000
(1) On February 21, 2024, in connection with the expiration in February 2024 of the Company's previous share repurchase program, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's stock through February 21, 2027. During the nine months ended September 30, 2024, we made no repurchases of the Company's stock.
(2) Amounts reflect the remaining dollar value of shares that may be purchased under the stock repurchase program described above.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) had any contact, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for any "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K.

Item 6.    Exhibits

Exhibit No.

10.1
Amendment No. 5 to Amended and Restated First Lien Credit Agreement, dated as of August 15, 2024, with the revolving lenders party thereto and HSBC Bank USA, National Association, as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on August 16, 2024)

10.2
Amendment No. 6 to Amended and Restated First Lien Credit Agreement, dated as of September 30, 2024, with the term lenders party thereto and HSBC Bank USA, National Association, as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on September 30, 2024)

31.1	Rule 13a-14(a) Certification of John Romano. (furnished herewith)

31.2	Rule 13a-14(a) Certification of D. John Srivisal. (furnished herewith)

32.1	Section 1350 Certification for John Romano. (furnished herewith)

32.2	Section 1350 Certification for D. John Srivisal. (furnished herewith)

101
The following financial statements from Tronox Holdings plc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (furnished herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema Document. (furnished herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (furnished herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. (furnished herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. (furnished herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (furnished herewith)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2024, which has been formatted in Inline XBRL and contained in Exhibit 101.
_______________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:
October 25, 2024

TRONOX HOLDINGS PLC (Registrant)

By:	/s/ D. John Srivisal
Name:	D. John Srivisal
Title:	Senior Vice President, Chief Financial Officer

By:	/s/ Jonathan P. Flood
Name:	Jonathan P. Flood
Title:	Vice President, Controller and Principal Accounting Officer