Form 10-K
period 2024-12-31
Tronox Holdings plc
filed 2025-02-19
CIK 1530804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year ended December 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
The aggregate market value of the ordinary shares held by non-affiliates of the registrant as of June 30, 2024 was approximately $1,888,016,423.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of January 31, 2025, the registrant had 157,938,056 ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2025 annual general meeting of shareholders are incorporated by reference in this Form 10-K in response to Part III Items 10, 11, 12, 13 and 14.

TRONOX HOLDINGS PLC
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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
•the expansion of Chinese TiO2 production capacity and resultant continued increase in TiO2 exports as well as the efficacy of anti-dumping and other trade remedies taken by governments to protect their domestic TiO2 producers;
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
•the risk that we may not realize expected returns or there may be a delay in realizing expected returns on our capital projects, including our IT-enabled business transformation programs and various mine investment projects intended to maintain our mineral reserves and resources;
•an unpredictable regulatory, political and physical security environment in South Africa where we have significant mining and beneficiation operations;
ii

•the risk that our TiO2 products are subject to increased regulatory scrutiny that may impede or inhibit widespread usage of TiO2 and/or diminish the Company's ability to sustain or grow its business or may add significant costs of doing business;
•ESG issues, including those related to climate change and sustainability as well as increased regulatory requirements such as European Union's Corporate Sustainability Reporting Directive (CSRD), may subject us to additional costs and restrictions;
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
Item 1.    Business
Overview

Tronox is the world’s leading vertically integrated manufacturer of TiO2 pigment. We operate titanium-bearing mineral sand mines and beneficiation and smelting operations in Australia and South Africa to produce feedstock materials that can be processed into TiO2 for pigment, high purity titanium chemicals, including titanium tetrachloride, and ultrafine TiO2 used in certain specialty applications. Our strategy is to be vertically integrated and produce enough feedstock materials to be as self-sufficient as possible in the production of TiO2 at our nine pigment facilities located in the United States, Australia, Brazil, UK, France, the Netherlands, China and the Kingdom of Saudi Arabia. We believe that vertical integration is the best way to achieve our ultimate goal of delivering low cost, high-quality pigment to our approximately 1,200 TiO2 customers throughout the world. The mining, beneficiation and smelting of titanium bearing mineral sands also creates meaningful quantities of co-products including zircon, pig iron and the rare-earth bearing mineral, monazite, which we also supply to customers around the world.

The following chart highlights the TiO2 value chain we participate in.

The following sets forth the percentage of our revenue derived from sales of our products by geographic region for the year ended December 31, 2024.

28%
26%
7%
39%
North America
South and Central America
Europe Middle East and Africa
Asia Pacific

 The below sets forth the percentage of our revenue derived from sales of our products for the year ended December 31, 2024.

For further financial information regarding our products and geographic regions, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as Notes 3 and 23 of notes to our consolidated financial statements, each included elsewhere in this Form 10-K.

2024 Key Strategic Initiatives

The following sets forth the key strategic initiatives underway in 2024:

Become the Low Cost TiO2 Producer by Investing in our Business Processes and Strengthening Vertical Integration

Our ability to compete effectively in the TiO2 industry is determined by many factors, including innovation, reliability, product quality, customer service and price. The business processes that allow us to maximize the benefit of our vertical integration and global footprint --- the so-called “hidden factory” --- needs to be optimized if we are to successfully meet the pricing and other competitive pressures that characterize our industry. During 2024, we continued to progress with our multi-year IT-enabled transformation program that includes both operational and business transformation.

In addition, in terms of strengthening vertical integration, during 2024, the Company invested approximately $135 million in two key mining projects in South Africa - Namakwa East OFS and Fairbreeze extension - which are expected to replace existing mines in South Africa reaching end of life. We believe these new mining sites are abundant in natural rutile and zircon, and will be a significant source of high grade ilmenite suitable for direct use or slag processing. These investments are expected to generate returns above the Company's cost of capital. In addition, we also have a mine development project in the early stages of development in Australia which is intended to maintain our level of feedstock vertical integration.

In addition, we are also continuing to evaluate opportunities to leverage our expertise in mining and the exposure we have to rare earth materials, including monazite, through our operations.

Capital Allocation

In addition to returning approximately $80 million in cash to shareholders in the form of dividends and investing $370 million of capital during 2024, we believe we continued to prudently manage liquidity and our balance sheet. During 2024, we executed several term loan refinancing transactions which extended the maturities in such instruments while also reducing the applicable interest rates thereunder. At the end of 2024, we had cash on hand of $151 million and untapped short-term borrowing capacity of $427 million.

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

In 2024, we generated $2.4 billion in revenue from sales of TiO2.

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

In 2024, we generated $322 million in revenue from sales of zircon.

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

In 2024, we generated $345 million in revenue from the sale of high purity pig iron, monazite, titanium tetrachloride and other products.

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
•Eastern Australia operations consisting of the Atlas mine and a heavy mineral concentration plant located there and a mineral separation plant located at Broken Hill, New South Wales; and
•Perth Basin operations in Western Australia consisting of the Wonnerup mine and a mineral separation plant.

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

In the chloride process, feedstock (slag, synthetic rutile, natural rutile or ilmenite ores) are reacted with chlorine (the chlorination step) and carbon to form TiCl4 in a continuous fluid bed reactor. Purification of TiCl4 to remove impurities is accomplished using selective condensation and distillation processes. The purified TiCl4 is then oxidized in a vapor phase form to produce raw pigment particles and chlorine gas. The latter is recycled back to the chlorination step for reuse. Raw pigment is then typically slurried with water and dispersants prior to entering the finishing step. Due to the nature of the production process, the final pigment product is not sensitive to the feedstocks used to create it, as substantially all substances other than TiO2 are removed during the process. The chloride process currently accounts for substantially all of the industry-wide TiO2 production capacity in North America, and approximately 41% of industry-wide capacity globally.

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

The following sets forth the percentage of our TiO2 sales volume by end-use market for the year ended December 31, 2024:

20%
4%
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

During 2024, as a result of changes in certain regulations regarding a key treatment chemical used in the manufacturing of TiO2 products, we launched a new global coatings product. In addition, sustainable by design principals continue to be a focus of our research and development activities to align with the Company’s stated sustainability goals. Moreover, we continued to focus on technology transfers across our pigment plants to help us realize the full potential of our global manufacturing footprint. During 2024, we also made progress on expanding our coatings and plastics capabilities in EMEA and APAC to support growth within those regions. In addition, we also continued to support rare earth initiatives which resulted in improvements in the characterization and transformation of raw materials that could be used in the rare earth space. With regards to our TiO2 ultrafine specialty business, in 2024, research and development activities focused on a broad array of areas including direct lithium extraction, carbon capture, catalysts for low carbon fuels and developing more effective DeNOx catalysts for use in automotive and power generation.

Patents, Trademarks, Trade Secrets and Other Intellectual Property Rights

Protection of our proprietary intellectual property is important to our business. At December 31, 2024, we held 73 patents and 4 patent applications in the U.S., and approximately 541 in foreign counterparts, including both issued patents and pending patent applications. Our U.S. patents have expiration dates ranging through 2044. Additionally, we have 11 trademark registrations in the U.S. and 3 trademark applications in the U.S., as well as 313 trademark counterpart registrations and applications in foreign jurisdictions.

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

Human Capital

Tronox employs approximately 6,500 people across six continents, and we believe it is our rich diversity and exceptional operational and technical expertise that, combined with our vertical integration model, position Tronox as the world's leading vertically integrated manufacturer of titanium dioxide pigment. Recognizing the importance of our human capital, one of our core strategies is to foster a high-performance culture in which we strive for zero harm and operational excellence, while harnessing technology and encouraging innovation to create value, all while empowering our people. In addition, we have placed a priority around developing leaders who will help us effectively (i) acquire, develop and nurture our talent, and (ii) foster a culture that embodies the values that are important to us, starting with safety and operating our business responsibly.

People

Because we operate both titanium ore mines and titanium dioxide pigment plants, and because our operations span the world, we require specialty skills in mining and TiO2 pigment manufacturing. We also need people who are willing to learn skills across both mining and chemicals operations and who can help us extract value from our integrated model. The below map sets forth the approximate number of employees as of December 31, 2024, in each of the global regions in which we operate.

Accordingly, we place a high priority on knowledge transfer (including by relocating skilled leaders across countries and between mining and TiO2 pigment operations, by staffing high-potential employees in regions on global projects, and by enabling collaboration in global centers of excellence), and we place a high priority on fostering diversity, equity and inclusion. We are committed to creating an organization where leaders encourage a diverse workforce, where people feel valued and respected, have access to opportunities, and in which a variety of different voices are encouraged and heard. For instance, during 2024, we continued our cultural awareness program in which employees were invited to attend panel-style webinars to learn more about the cultures of the countries where we operate. In addition, in 2024, our D&I regional chapters focused on implementing global initiatives around improvements to our new employee onboarding process to ensure new hires are aware of our D&I programs and how they can participate.

We also place an uncompromising focus on operating safe, reliable, and responsible facilities, and we measure our progress with both safety metrics and leading indicators. We believe every employee and contractor has a responsibility for safety, and we proactively identify and manage risk, conduct ourselves responsibly, exercise good judgement, and take accountability for our actions. In 2024, our employees worked approximately 12 million hours with 20 recordable injuries and no fatalities from our operations, and our contractors worked approximately 12 million hours with 19 recordable injuries and no fatalities from our operations.

Culture

We aim to create an organizational culture where employees unleash their full value through living our values, and fostering a high-performance culture. We apply an "outward mindset" by which we mean that each employee should be highly aware of the organization's goals and how his or her individual actions affect the entire organization. In 2024, we utilized focus groups around the organization to gain further insight into the results of a cultural survey initiated during 2023. As a result of the feedback from the survey, we developed and launched several new programs and initiatives. We believe we can have the most success fostering a high performance culture by setting high expectations for each other and modelling ways of work done well, enrolling our people into fulfilling our vision and strategy, and investing the success and fulfillment of our people.

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

Capabilities

At Tronox we lead with safety. To ensure we live this value with impact, a key focus of our strategy is to drive risk reduction with an updated safety program focused on leading indicators. This program is intended to help find areas for the Company to make improvements and make our business safer with initiatives that would not be accomplished otherwise. In 2024, we completed numerous projects to reduce risk and increase workplace pride. In 2025, we plan to broaden the scope of such activities as our teams continue to generate action items that we believe will make our operations safer.

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

Sustainability

Our business requires an unwavering focus on sustainable operating practices, and our commitment to sustainability supports our overall vision to be the leader in shaping a sustainable, thriving world through enriched and refined minerals and a key pillar of our strategy to be the benchmark for sustainability. As such, we integrate sustainability into every aspect of our business—from our culture and our strategy to our operating practices. We believe sustainable operations enable us to better control costs and manage our environmental footprint. Sustainability also encompasses providing our employees with a safe, diverse workplace and offering them opportunities to grow and develop. Ultimately, safe, environmentally sustainable operations demonstrates our respect for our communities and supports our continued privilege to operate.

Our sustainability efforts are also focused on reducing Tronox’s carbon footprint. Our detailed and actionable roadmap for reducing carbon emissions in the short-, medium- and long-term demonstrates Tronox’s commitment to mitigating the impact of climate change. Our roadmap covers 100% of our operations and is based on a thorough analysis of our carbon footprint and step-by-step plans to reduce it. The majority of our greenhouse gas ("GHG") emissions are generated from our TiO2 slag furnaces in South Africa, synthetic rutile kiln in Western Australia, and TiO2 pigment plants in the United States, United Kingdom, France, Brazil, China, Netherlands, Australia, and the Kingdom of Saudi Arabia.

We aim to reduce Scope 1 and Scope 2 emission intensity 25% by the end of 2025 and 50% by the end of 2030, in each case against a 2019 baseline. During 2024, a 200 MW solar energy project in South Africa we first announced in Q1 2022 became fully operational. This project is expected to reduce Tronox’s global Scope 1 and 2 emissions by approximately 13%. In addition, in June 2024, we announced a second large-scale renewable energy project in South Africa that is expected to be fully operational by the end of 2027. Upon completion of such project, the Company expects that approximately 70% of its South African needs will be satisfied by renewable energy. It remains our long-term goal to achieve “net zero” carbon emissions by 2050. We believe the Company’s dedication to these significant renewable energy projects are just two examples of how Tronox is committed to being a leader when it comes to corporate sustainability and protection of the environment.

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

Greenhouse Gas Regulation

Globally, our operations are subject to regulations that seek to reduce emissions of GHGs. We currently report and manage GHG emissions as required by law for sites located in jurisdictions requiring such managing and reporting of GHGs, primarily the European Union, United Kingdom and Australia. For additional information on this topic, see section entitled “Risk Factors – Risks Relating to our Legal and Regulatory Environment - ESG issues, including those related to climate change and sustainability, may subject us to additional costs and restrictions, including increased energy and raw material costs, which could have an adverse effect on our business, financial condition and results of operations, as well as damage our reputation.”

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
•domestic and foreign governmental regulations, tariffs or other trade disputes, regulations and taxes;
•political conditions or hostilities and unrest in regions where we manufacture and/or export our TiO2, zircon and feedstock/other products; and
•major public health issues, such as COVID-19, which could cause, among other things, macroeconomic disruptions.

Pricing pressure, along with demand fluctuations, with respect to our TiO2 products, zircon and pig iron can make it difficult to predict the cash we may have on hand at any given time, and a prolonged period of price declines and/or demand declines may materially and adversely affect our financial position, liquidity, ability to service and repay our debt, pay dividends, operate our business, fund our liquidity and capital needs, including to finance planned capital expenditures and results of operations.

Our industry and the end-use markets in which we compete are highly competitive and are characterized by excessive production capacity, particularly in China. Competition and excess production capacity may adversely affect our results of operations and operating cash flows.

Each of our markets is highly competitive. Competition in the TiO2 industry is based on a number of factors such as price, product quality, and service. We face significant competition from major international and smaller regional competitors, especially producers in China. Chinese producers have significantly expanded their TiO2 production capacity in recent years and the volume of their exports and have publicly announced their intention to continue to expand their TiO2 production capacity and aggressive exports efforts. Moreover, the increased Chinese TiO2 production capacity, along with the prolonged economic downturn in China, is resulting in increasing quantities of TiO2 being exported to other regions of the world in which we compete typically at lower prices.

We compete with a large number of mining companies with respect to zircon. Zircon producers generally compete on the basis of price, quality, logistics, delivery, payment terms and consistency of supply. Moreover, increased Chinese production of zircon from heavy mineral concentrates imported from Africa and Australia, along with the prolonged economic downturn in China, is resulting in increasing quantities of zircon being exported by China to other regions of the world in which we compete.

In addition, we face substantial risk that our customers could switch to our competitors’ products in response to any number of developments including lower price offerings by our competitors for substantially the same products, new product development by competitors, or with respect to zircon customers, switching to lower priced substitute products. Our inability to develop, produce or market our products to compete effectively against our competitors could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Although certain jurisdictions have imposed anti-dumping duties or similar duties against TiO2 imports from China, there can be no assurance that such duties will benefit our business, and if such duties are reduced, removed or not extended, it could have a material adverse effect on our results of operations and financial position.

The European Commission and Brazilian governments have both imposed anti-dumping duties on the importation of TiO2 products originating in China. The anti-dumping duties imposed by the European Commission in January 2025 are definitive and will remain in effect for an initial period of five years until January 2030 with the possibility of an extension for an additional five years. The anti-dumping duties imposed by Brazil’s Chamber of Foreign Trade are provisional and will be in place until April 2025 with the possibility that they will become definitive on or around June 2025 for a five-year period. In addition, the trade defense agency in India has announced anti-dumping duties that, subject to approval by the Indian Ministry of Finance, will go into effect in the near future and the Kingdom of Saudi Arabia (KSA) has announced that it is investigating whether dumping of TiO2 products originating in China may be imposed in the Kingdom.

We may benefit from these duties due to the impact they may have on the price at which Chinese importers sell TiO2 in these jurisdiction as well as on the volume of exports of Chinese-made TiO2 to these jurisdictions. However, there can be no assurance that these duties will prove effective in increasing the price at which such Chinese producers sell TiO2 in the jurisdictions that have or will impose anti-dumping duties nor in decreasing the volume of TiO2 sold by Chinese exporters. Moreover, the Brazilian government may elect to allow the provisional duties to expire without imposing definitive duties; the Indian Ministry of Finance may not approve the anti-dumping duties recommended by the Indian trade defense agency; and KSA may determine that Chinese producers are not, in fact, dumping TiO2 in the KSA market or may impose duties that are insufficient to effect Chinese export behavior. Any of these outcomes could have a material adverse effect on our results of operations and financial position. Anti-dumping duties are generally subject to periodic reviews and, occasionally, legal challenges, which can result in their revocation, suspension or reduction. If these anti-dumping duties and tariffs were to be revoked or reduced in the future, or if they do not adequately combat China’s unfair trade practices, our results of operations and financial position could be adversely impacted.

We also benefit from the duties issued by the U.S. government pursuant to Section 301 of the Trade Act of 1974 on Chinese-origin TiO2 products, which are currently set at 25% (“Section 301 Duties”). Similar to anti-dumping duties, these duties impact the volume and price of Chinese TiO2 products originating in China imported into the United States. Section 301 Duties may be modified, removed, extended, reduced or increased by executive action, or TiO2 could be excluded from the Section 301 Duties in the future. Any such changes to the Section 301 Duties on TiO2 products could have a material adverse effect on our results of operations and financial position.

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
•economic and commercial instability risks, including those caused by sovereign and private debt default, corruption, and new and unfamiliar laws and regulations at national, regional and local levels, including taxation regimes, tariffs and trade barriers, including any additional tariffs in the United States or retaliatory tariffs imposed by other governments, exchange controls, repatriation of earnings, and labor and environmental and health and safety laws and regulations;
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

In South Africa, we currently operate two significant mining assets, as well as accompanying separation plants and smelting operations, and derive a significant portion of our profit from the sale of zircon. Our mining and smelting operations depend on the electrical grid operated by Eskom, the sole-state-owned energy supplier, as well as the electrical power generated by Eskom. In the past, Eskom has not been able to reliably provide electrical power and there is no assurance that such reliability of electrical power and the associated energy grid will continue in the future which could have a material adverse effect on our business, financial condition and results of operations. In addition, we have also experienced increased electricity prices in the past and future price increases are expected to occur.

Our operations in South Africa are reliant on services provided by the State-owned, sole provider of rail transport, Transnet Freight Rail and ocean transport, Transnet National Port Authority (collectively "Transnet"). Furthermore, Transnet provides extensive dockside services at both the ports of Richards Bay and Saldanha Bay from where we export bulk quantities of TiO2 feedstock to our pigment plants worldwide and pig iron. Like Eskom, Transnet faces chronic operational and financial challenges. In 2021, Port of Richards Bay, which is owned and operated by Transnet, was impacted by two separate events, including a significant fire, which damaged part of the Port's infrastructure, causing increased shipment delays and costs to us. Currently, Transnet's rail transport services at the Port of Richards Bay is not operational, and as such, we are presently using trucking services to transport all of our raw material from our KZN operations to the port of Richards Bay. Shipment delays at the port of Richards Bay have persisted for the last several years, including 2024, and we believe such delays will continue in 2025 and beyond. Delays or interruptions at either the rail service or the ports in which we receive and/or export material could have a negative impact on our business, financial condition and results of operations.

In addition, our KZN Sands operations currently use approximately 348,000 gigajoules of Sasol gas annually, which is currently available only from Sasol Limited (Sasol). As such, an interruption in the supply of gas from Sasol could have a material adverse effect on our business, financial conditions and results of operations.

In addition, under South African law, our South African mining operations are subject to various environmental authorizations that govern each operation. These authorizations require, among other conditions, that mining operations maintain certain environmental standards, including air and water quality limits and post-rehabilitation obligations. Any changes by governmental authorities to these limits and license conditions could increase our costs of operations thereby affecting our operational results and financial condition.

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

The South African government has recently embarked on a process of identifying and securing land for persons who were previously dispossessed of such land as a result of Apartheid policies. In December 2019, the South African government released a draft land expropriation bill for public comment. The land expropriation bill contemplates that, where it is in the “public interest”, land may be expropriated by the South African government, without compensation being payable to the current owners. While the South African government has indicated that such measures will be applied initially to state-owned land, it is possible that such measures may extend to agricultural and mining areas. In the event that the land on which the Namakwa Sands and KZN Sands operations are situated become the subject of a land claim under any such proposed or future land expropriation bill, it may have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2024, our total principal amount of debt was approximately $2.8 billion. Our credit facilities contain covenants that could adversely affect our ability to operate our business, our liquidity, and our results of operations. These covenants may restrict, among other things, our and our subsidiaries' ability to:

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

RISKS RELATING TO OUR LEGAL AND REGULATORY ENVIRONMENT

Our South African mining rights are subject to onerous regulatory requirements imposed by legislation and the Department of Mineral Resources and Energy, the compliance with which could have a material adverse effect on our business, financial condition and results of operations.

Black economic empowerment (BEE) legislation was introduced in South Africa to address inequalities from the Apartheid system by including historically disadvantaged South Africans in the mainstream economy. BEE legislation requires certain operations to be partially owned by historically disadvantaged South Africans and comply with provisions related to procurement and employment opportunities. On March 1, 2019, Mining Charter III came into effect requiring a 30% BEE shareholding structured through a special purpose vehicle as well as setting forth stringent requirements for procurement, employment quotas, and workers' living conditions. In September 2021, the South African High Court ruled certain provisions of Mining Charter III unconstitutional, creating uncertainty about its status. Prior to Mining Charter III, Mining Charter II governed BEE in the mining sector, with a 26% ownership obligation. Our two South African operating subsidiaries are considered "once empowered always empowered" meaning that those companies with the requisite shareholding base as of December 31, 2014, will always qualify as "empowered" for retaining existing mining rights. This principle was confirmed by the South African High Court and applies to the renewal and transfer of mining rights. However, there is no assurance that any new legislation won't undermine this ruling, potentially having a material adverse effect on the South African companies ownership regime, requiring re-empowerment which will impact our business, financial condition and results of operations. However, there is no assurance that new legislation will not be enacted that would undermine the court's ruling regarding the applicability of "once empowered always empowered" to the renewal and transfer of mining rights. In the event that "once empowered always empowered" does not ultimately apply to the renewal or transfer of mining rights it could have a material adverse effect on our business, financial condition and results of operations.

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

For instance, in 2020, the European Commission adopted a regulation classifying certain forms of TiO2 with a particular aerodynamic diameter as a Category 2 carcinogen by inhalation. However, in November 2022, the European Court of Justice annulled the European Commission's classification of TiO2 as a carcinogen primarily on the basis that there was no evidence that TiO2 may cause cancer when inhaled. The European Commission is currently appealing such decision and we currently expect a decision in the first half of 2025. In the event that the European Commission's appeal is ultimately successful, the classification of TiO2 as a Category 2 Carcinogen could impact our business by inhibiting the marketing of products containing TiO2 to consumers, and subject our manufacturing operations to new regulations that could increase costs. In addition, notwithstanding the European Court of Justice decision, the proposed Category 2 classification and labelling requirements could have additional effects under other EU laws (e.g., those affecting medical and pharmaceutical applications, cosmetics, food packaging and food additives) and/or trigger heightened regulatory scrutiny in countries and local jurisdictions outside the EU based on health and safety grounds. For instance, the Health and Safety Executive in the U.K. has published the U.K.’s mandatory classification and labelling list, which includes the classification of TiO2 as a suspected carcinogen (in a powder form containing 1% or more of particles with aerodynamic diameter ≤ 10 μm). The classification became mandatory in the U.K. in October 2021.

In May 2021, the European Food Safety Authority (EFSA) announced new guidelines which concluded that a certain digestible form of TiO2 known as E171 is no longer considered safe as a food additive due to uncertainty for genotoxicity. Though we do not manufacture E171, the EFSA guidelines indicate additional regulatory review of our TiO2 products is likely which could result in more stringent qualifications and use-restriction being applied or to the introduction of further classifications. It is also possible that heightened regulatory scrutiny could lead to claims by consumers or those involved in the production of such products alleging adverse health impacts. Any adverse outcomes with respect to regulatory investigations into the ongoing use of TiO2 in various sectors could have a material adverse effect on our business, financial condition and results of operations. In addition, there is no assurance that other materials which we add to our TiO2 products could be subject to increased regulations which could negatively impact our business.

ESG issues, including those related to climate change and sustainability as well as the European Union's Corporate Sustainability Reporting Directive (CSRD), may subject us to additional costs and restrictions, including increased energy and raw material costs, which could have an adverse effect on our business, financial condition and results of operations, as well as damage our reputation.

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

In addition, companies across all industries are facing increasing scrutiny relating to their ESG policies. Increased focus and activism related to ESG may hinder the Company’s access to capital, as investors may reconsider their capital investment as a result of their assessment of the Company’s ESG practices. In particular, customers, investors and other stakeholders are increasingly focusing on environmental issues, including climate change, water use, and other sustainability concerns. Moreover, increased regulatory requirements, including in relation to various aspects of ESG including disclosure requirements, such as the European Union's Corporate Sustainability Reporting Directive (CSRD), may result in increased compliance or input costs of energy, raw materials or compliance with emissions standards, which may cause disruptions in the manufacture of our products or an increase in operating costs. Any failure to achieve our ESG goals or a perception of our failure to act responsibly with respect to the environment or to effectively respond to new, or changes in, legal or regulatory requirements concerning environmental or other ESG matters, or increased operating or manufacturing costs due to increased regulation, could adversely affect our business, financial condition and results of operations, as well as our reputation.

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

The nature of our operations exposes us to possible litigation claims, including disputes with competitors, customers, equipment vendors, environmental groups and other non-governmental organizations, providers of shipping services as well as governmental agencies. Some of the lawsuits may seek fines or penalties and damages in large amounts, or seek to restrict our business activities. Because of the uncertain nature of any litigation and coverage decisions, we cannot predict the outcome of these matters or whether insurance claims may mitigate any damages to us. Litigation is very costly, and the costs associated with prosecuting and defending litigation matters could have a material adverse effect on our results of operations and financial condition. See Note 18 of notes to our consolidated financial statements, included elsewhere in this Form 10-K for further information regarding our commitments and contingencies.

We may be subject to claims that arise from activities prior to our emergence from bankruptcy in 2011.

On November 30, 2010, the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) confirmed our plan of reorganization (the “Plan”), which became effective in February 2011. The Plan included a discharge and release of any and all claims based on liabilities arising prior to emergence from the bankruptcy. Nonetheless, from time to time, we have received and in the future may receive inquiries or notices of potential or asserted claims arising under certain environmental laws or regulations with respect to properties our predecessor companies, or companies they acquired, may have owned or operated before our emergence from bankruptcy. We believe that the Plan confirmed by the Bankruptcy Court extinguished all such claims, and intend to vigorously defend against such claim. However, there can be no assurance that we will be successful in defending against such claims and any adverse outcomes with respect to such claims could have a material adverse effect on our business, financial condition and results of operations.

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

Our ability to use net operating losses (“NOLs”) and Section 163(j) interest expense carryforwards generated by us could be substantially limited if we were to experience an “ownership change” as defined under Section 382 of the U.S. Internal Revenue Code of 1986, as amended ("the Code"). In general, an ownership change would occur if our “5-percent shareholders,” as defined under Section 382 of the Code and including certain groups of persons treated as “5-percent shareholders,” collectively increased their ownership in us by more than 50 percentage points over a rolling three-year period. Although we believe we have sufficient protection of our approximately $4.2 billion of NOLs and/or approximately $507 million of Section 163(j) interest expense carryforwards, there can be no assurance that an ownership change for U.S. federal and applicable state income tax purposes will not occur in the future. A corporation that experiences an ownership change will generally be subject to an annual limitation on the use of certain pre-ownership change losses and/or credits. Such a limitation could, for any given year, have the effect of increasing the amount of our U.S. federal and/or state income tax liability, which would negatively impact our financial condition and the amount of after-tax cash available for distribution to holders of our ordinary shares if declared by our board of directors.

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

As of December 31, 2024, Cristal International Holdings B.V. (formerly known as Cristal Inorganic Chemical Netherlands Cooperatief W.A.), an affiliate of the National Titanium Dioxide Company Limited ("Cristal"), owned approximately 24% of our outstanding ordinary shares. As such, Cristal International may be able to influence fundamental corporate matters and transactions. This concentration of ownership, may delay, deter or prevent acts that would be favored by our other shareholders. The interests of Cristal International may not always coincide with our interests or the interests of our other shareholders. Also, Cristal International may seek to cause us to take courses of action that, in their judgment, could enhance their investment in us, but which might involve risks to our other shareholders or adversely affect us or our other shareholders.

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

The Companies Act generally provides that a board of directors of a public limited company may only allot shares (or grant rights to subscribe for or convertible into shares) with the prior authorization of shareholders, such authorization stating the maximum amount of shares that may be allotted under such authorization and specifying the date on which such authorization will expire, being not more than five years, each as specified in the articles of association or relevant shareholder resolution. We obtained previous shareholder authority to allot additional shares for a period from May 7, 2024 through the end of the Company's 2025 annual general meeting of shareholder, or if earlier, the close of business on the date that is fifteen (15) months after May 7, 2024.

The Companies Act generally provides that existing shareholders of a company have statutory pre-emption rights when new shares in such company are allotted and issued for cash. However, it is possible for such statutory pre-emption right to be disapplied by either shareholders passing a special resolution at a general meeting, being a resolution passed by at least 75% of the votes cast, or by inclusion of relevant provisions in the articles of association of the company. Such a disapplication of statutory pre-emption rights may not be for more than five years. We obtained previous shareholder authority to disapply statutory pre-emption rights for a period from May 7, 2024 through the end of the Company's 2025 annual general meeting of shareholder, or if earlier, the close of business on the date that is fifteen (15) months of May 7, 2024.

The Companies Act generally prohibits a public limited company from repurchasing its own shares without the prior approval of its shareholders by ordinary resolution, being a resolution passed by a simple majority of votes cast, and subject to compliance with other statutory formalities. Such authorization may not be for more than five years from the date on which such ordinary resolution is passed. We obtained previous shareholder authority to repurchase shares for a period from May 7, 2024 through the end of the Company's 2025 annual general meeting of shareholder, of if earlier, the close of business on the date that is fifteen (15) months after May 7, 2024.

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
•The cybersecurity team operates, maintains and monitors an integrated eco-system of security tools designed to detect, prevent and respond to threats and malicious activity. These tools include, but are not limited to, firewalls, anti-malware, IPS / IDS, end point protection, encryption, email and cloud app security, privileged access management, vulnerability scanning / patching. These are a blend of on-premise, cloud and network hosted tools. Monitoring activities include threat hunting and use of multiple intelligence sources to manage and respond to events.
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
•Membership in a United Kingdom industry cybersecurity group to facilitate intelligence sharing and develop incident response capabilities.
•Utilizing a third party vendor for detect and response services who provides 24x7 monitoring and incident response capabilities across the various Tronox technology platforms.

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
Item 2.    Properties
SUMMARY DISCLOSURE
Below are our primary offices and facilities at December 31, 2024. We believe our properties are in good operating condition, and are well maintained. Pursuant to separate financing agreements, substantially all our material U.S., European and Australian properties are pledged or encumbered to support or otherwise provide security for our indebtedness.
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

In 2024, we produced concentrates of ilmenite, rutile, leucoxene, and zircon from five operations:

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

The Eastern Operations in the Murray Basin of Australia consists of a dry open pit mine at Atlas Campaspe and a mineral separation plant at Broken Hill, NSW. The Snapper mine ceased production in April 2022 after 12 years of production. The Gingko and Crayfish mines ceased production in June 2024 after 20 years of production. Construction at Atlas commenced in 2022 and ramped up to full production in the first quarter of 2023. The Atlas Campaspe mine is abundant in natural rutile and high value zircon and will be a significant source of high-grade ilmenite suitable for direct use or upgraded feedstock production.

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

Pigment Operations

Our pigment production facilities utilize the titanium mineral feedstock from our mining and processing operations to produce TiO2 pigment products. The following table lists our TiO2 pigment production facilities and capacity (in metric tonnes per year), by location:

Facility	Production	TiO2 Capacity	Process
Hamilton, Mississippi, USA	TiO2	225,000	Chloride
Yanbu, Saudi Arabia	TiO2	200,000	Chloride
Stallingborough, England, United Kingdom	TiO2	165,000	Chloride
Kwinana, Western Australia	TiO2	150,000	Chloride
Kemerton, Western Australia	TiO2	110,000	Chloride
Botlek, the Netherlands	TiO2	90,000	Chloride
Salvador, Bahia, Brazil	TiO2	60,000	Sulfate
Fuzhou, Jiangxi Province, China	TiO2	46,000	Sulfate
Thann, Alsace, France	TiO2	32,000	Sulfate

Aggregate Annual Production

TRONOX MINERAL SAND - AGGREGATE MINERAL PRODUCTION FOR THE PAST THREE YEARS
(metric tonnes per year)

Product	2024	2023	2022
Rutile(1)
Australia
Cooljarloo	11,707	15,453	18,850
Atlas-Campaspe	83,111	61,576	—
South Africa
Namakwa Sands	26,772	27,929	31,304
KZN Sands	22,686	18,427	16,326
All Other Properties	27,719	29,154	92,644
Total	171,995	152,539	159,124
Ilmenite(2)
Australia
Cooljarloo	110,745	126,675	143,049
Atlas-Campaspe	262,884	172,079	—
South Africa
Namakwa Sands	521,186	532,538	567,050
KZN Sands	420,048	318,771	290,407
All Other Properties	100,994	94,649	155,593
Total	1,415,857	1,244,712	1,156,099
Zircon(3)
Australia
Cooljarloo	19,300	18,995	21,694
Atlas-Campaspe	39,760	25,763	—
South Africa
Namakwa Sands	83,335	89,803	107,967
KZN Sands	37,943	30,974	31,839
All Other Properties	16,816	14,376	38,233
Total	197,154	179,911	199,733
HMC(4)
Australia
Cooljarloo	212,761	231,969	265,982
Atlas-Campaspe	430,019	398,607	—
South Africa
Namakwa Sands	2,322,429	2,350,156	1,576,618
KZN Sands	601,690	509,778	429,521
All Other Properties	198,612	202,249	321,902
Total	3,765,511	3,692,759	2,594,023
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

At the Northern Operations in Western Australia, Tronox controls mining leases, exploration and other licenses and rights covering a total 48,255 hectares (119,240 acres). Mining and Public Environmental Review plans are approved for the Cooljarloo mine and approval to extend the environmental plans for Dongara were recently approved. Environmental Protection Agency approval of Cooljarloo West has also been approved. The main Cooljarloo Mining Lease covers 9,744 hectares (24,078 acres). We hold 14 mining leases at the Dongara project. Three older mining leases are held at our Jurien property, the site of a former heavy minerals open pit mine operated by another party in the 1970’s.

Tronox holds mining and exploration licenses totaling 528,800 hectares (1,306,693 acres) in the South Perth Basin and Murray Basin heavy mineral provinces of Australia.

The Southern Operations in the southwest of Western Australia comprises 29 mining leases, 2 exploration licenses, 2 retention licenses, 2 general purpose leases and 2 miscellaneous licenses totaling 8,465 hectares.

Tronox holds 6 mining leases, 15 exploration licenses and 2 retention licenses in our Eastern Operations in the Murray Basin of New South Wales and Victoria. The tenements cover approximately 432,100 hectares (1,668 sq miles). Four mining leases west of Pooncarie, NSW cover approximately 6,795 hectares (16,790 acres) surrounding our rehabilitation sites at Snapper, Ginkgo and Crayfish. Two mining leases of 6,133 hectares are located at the Atlas Campaspe mining project in NSW.

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

Reporting of Reserves and Resources

The following tables summarize our reserves and resources as well as their contained in situ total heavy minerals (THM) and heavy mineral (HM) assemblages as of December 31, 2024 based on long-term price assumptions. The sole purpose of the operational and related financial data presented is to demonstrate the economic feasibility of the mineral reserves for the purpose of reporting in accordance with subpart 1300 of Regulation S-K, and should not be used for other purposes. The information presented originates from comprehensive techno-economic modelling, which is subject to change as assumptions and inputs are updated, and as a result does not guarantee future operational or financial performance. Consistent with industry standards, Tronox values its mineral reserves based on the prices at which its titanium and zircon mineral products would sell on freely traded markets, as forecasted by third-party industry consultancies.

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

For clarity, in the tables below, our reserves have been excised from the resources as they can be proven to be profitably mined and processed. The remaining deposit exceeds cut-off grade, but have not yet been demonstrated to be profitable by virtue of either recoverable grade, operating cost or capital required to develop, are separately defined as resources.

The overall 0.5% decrease in resources at all operating sites in 2024 as compared to 2023 is primarily attributed to the identification of additional resources in South Africa offset by the downgrading of some material from Cooljarloo in the Australian Northern Operations.

The overall 4.4% decrease in reserves at all operating sites in 2024 as compared to 2023 is primarily attributed to mining depletion. In June 2024, mining ceased at Ginkgo as the project had reached the end of mine life. The remaining Ginkgo material was removed from reserves.

TRONOX MINERAL SANDS - 2024-2023 RESOURCES(1)

		2024						2023
MINE / DEPOSIT	Resource Category	Material (million tonnes)	HM%	Mineral Assemblage (% of THM)			Change (+/-) from 2023 (%)1	Material (million tonnes)	HM%	Mineral Assemblage (% of THM)
				Ilmenite	Rutile and Leucoxene	Zircon				Ilmenite	Rutile and Leucoxene	Zircon
Namakwa Sands Dry Mine - Western Cape RSA(2)
	Measured	122	6.8%	33.5	6.3	7.6		112	7.0%	32.6	6.1	7.8
	Indicated	84	6.5%	28.3	5.6	6.9		84	6.5%	28.3	5.6	6.9
	Measured + Indicated	206	6.6%	31.4	6.0	7.3		196	6.7%	30.8	5.9	7.4
	Inferred	110	5.5%	35.1	8.1	6.6		110	5.5%	35.1	8.1	6.6
	Total	316	6.3%	32.7	6.7	7.0	3.2	306	6.3%	32.3	6.7	7.1
KZN Sands Hydraulic Mine - KwaZulu-Natal RSA(3)
	Measured	43	4.1%	63.5	8.9	7.8		38	4.1%	63.5	9.4	7.7
	Indicated	—	—%	—	—	—		—	—%	—	—	—
	Measured + Indicated	43	4.1%	63.5	8.9	7.8		38	4.1%	63.5	9.4	7.7
	Inferred	58	3.5%	55.3	6.9	7.2		55	3.4%	54.6	7.1	7.1
	Total	101	3.8%	58.8	7.8	7.5	9.0	93	3.7%	58.2	8.0	7.4
Cooljarloo – Dredge Mine - Western Australia(4)
	Measured	4	2.2%	59.4	8.3	10.3		1	0.9%	54.9	7.2	9.3
	Indicated	263	1.5%	61.6	6.8	10.6		282	1.5%	61.3	6.7	10.5
	Measured + Indicated	267	1.6%	61.6	6.8	10.6		283	1.5%	61.3	6.7	10.5
	Inferred	—	—%	—	—	—		12	2.9%	58.0	7.3	9.0
	Total	267	1.6%	61.6	6.8	10.6	(9.5)	295	1.6%	61.2	6.8	10.4
Dongara Planned Dry Mine - Western Australia(5)
	Measured	109	4.1%	50.2	9.0	10.8		109	4.1%	50.2	9.0	10.8
	Indicated	31	3.5%	53.7	9.1	12.4		31	3.5%	53.7	9.1	12.4
	Measured + Indicated	140	3.9%	52.0	9.1	11.6		140	3.9%	52.0	9.1	11.6
	Inferred	46	3.7%	56.1	8.9	9.2		46	3.7%	56.1	8.9	9.2
	Total	186	3.9%	52.1	9.0	10.7	0.0	186	3.9%	52.1	9.0	10.7
Atlas-Campaspe Dry Mine - New South Wales Australia(6)
	Measured	27	2.5%	58.8	10.9	11.7		27	2.5%	58.8	10.9	11.7

Indicated	—	—%	—	—	—		—	—%	—	—	—
Measured + Indicated	27	2.5%	58.8	10.9	11.7		27	2.5%	58.8	10.9	11.7
Inferred	83	4.4%	60.1	5.8	13.1		83	3.1%	60.1	5.8	13.1
Total	110	3.9%	59.9	6.6	12.9	0.3	110	3.0%	59.8	6.9	12.8
Port Durnford - KwaZulu-Natal RSA(7)
Measured	143	4.5%	67.6	6.0	9.3		143	4.5%	67.6	6.0	9.3
Indicated	340	4.1%	67.4	6.1	9.3		340	4.1%	67.4	6.1	9.3
Measured + Indicated	483	4.2%	67.4	6.1	9.3		483	4.2%	67.5	6.1	9.3
Inferred	466	3.5%	71.8	6.3	10.0		466	3.5%	71.8	6.3	10.0
Total	949	3.9%	69.4	6.2	9.6	0.0	949	3.9%	69.4	6.2	9.6
Kara/Cylinder - New South Wales Australia(9)
Measured	—	—%	—	—	—		—	—%	—	—	—
Indicated	165	4.4%	49.4	12.9	12.0		165	4.4%	49.4	12.9	12.0
Measured + Indicated	165	4.4%	49.4	12.9	12.0		165	4.4%	49.4	12.9	12.0
Inferred	26	2.8%	51.1	19.6	14.3		26	2.8%	51.1	19.6	14.3
Total	191	4.1%	49.5	13.5	12.2	0.0	191	4.1%	49.5	13.5	12.2
Total Resources
Measured	448	4.8%	50.4	7.1	8.9		430	4.9%	50.2	7.1	9.0
Indicated	883	3.6%	55.4	7.8	9.8		902	3.5%	55.4	7.7	9.8
Measured + Indicated	1,331	4.0%	53.4	7.5	9.4		1,332	4.0%	53.3	7.5	9.5
Inferred	789	3.9%	60.6	7.1	9.5		798	3.7%	60.6	7.1	9.4
Total	2,120	4.0%	56.0	7.4	9.5	(0.5)	2,130	3.9%	56.0	7.4	9.4

(See footnotes below the following table.)

TRONOX MINERAL SANDS - 2024-2023 RESERVES

		2024						2023
MINE / DEPOSIT	Reserve Category	Material (million tonnes)	HM%	Mineral Assemblage (% of THM)				Material (million tonnes)	HM%	Mineral Assemblage (% of THM)
				Ilmenite	Rutile and Leucoxene	Zircon	Change (+/-) from 2023 (%)[1]			Ilmenite	Rutile and Leucoxene	Zircon
Namakwa Sands Dry Mine - Western Cape RSA(2)
	Proven	96	7.3%	37.8	9.0	9.3		121	7.2%	37.8	8.8	9.1
	Probable	550	5.7%	51.5	10.7	10.9		545	5.7%	51.6	10.7	10.8
	Total Reserves	646	5.9%	49.0	10.4	10.6	(3.1)	666	5.9%	48.6	10.3	10.5
KZN Sands Hydraulic Mine KwaZulu-Natal RSA(3)
	Proven	175	5.6%	61.4	7.7	7.5		187	5.6%	61.3	7.6	7.5
	Probable	15	3.9%	54.8	5.6	7.3		15	3.9%	54.8	5.6	7.3
	Total Reserves	190	5.5%	61.0	7.6	7.5	(6.0)	202	5.5%	61.0	7.5	7.5
Cooljarloo – Dredge Mine - Western Australia(4)
	Proven	157	1.7%	61.9	7.8	11.0		177	1.7%	61.9	7.7	11.0
	Probable	134	2.0%	60.4	8.3	12.2		130	2.0%	60.5	8.3	12.3
	Total Reserves	291	1.8%	60.2	7.9	11.4	(5.0)	307	1.8%	61.2	8.0	11.6
Atlas-Campaspe Dry Mine - New South Wales Australia(6)
	Proven	105	5.8%	60.5	11.3	12.8		107	6.0%	60.7	11.5	12.7
	Probable	—	—%	—	—	—		—	—%	—	—	—
	Total Reserves	105	5.8%	60.5	11.3	12.8	(2.2)	107	6.0%	60.7	11.5	12.7
Wonnerup Dry Mine - Western Australia(8)
	Proven	7	5.4%	75.6	14.3	8.7		7	5.4%	71.1	18.4	9.4
	Probable	2	5.0%	62.5	24.3	11.0		4	5.7%	77.0	11.9	8.9
	Total Reserves	9	5.3%	72.9	16.4	9.2	(20.3)	11	5.5%	73.3	15.9	9.2
Ginkgo Dredge/ Dry Mines - New South Wales Australia
	Proven	—	—%	—	—	—		4	1.3%	57.1	13.0	13.2
	Probable	—	—	—	—	—		—	—%	—	—	—
	Total Reserves	—	—%	—	—	—	(100.0)	4	1.3%	57.1	13.0	13.2
Total Reserves
	Proven	540	4.8%	55.1	9.0	9.6		603	4.8%	54.3	9.0	9.5
	Probable	701	4.9%	52.3	10.4	10.9		694	5.0%	52.5	10.4	10.9
	Total Reserves	1,241	4.9%	53.5	9.8	10.3	(4.4)	1,297	4.9%	53.3	9.8	10.2

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
9.For Kara/Cylinder, price assumptions used for preliminary resource economic assessments are $1,356 per metric ton of Zircon, $239 per metric ton of Chloride Ilmenite, $168 per metric ton of Sulfate Ilmenite, $1,247 per metric ton of Rutile and $347 per metric ton of Leucoxene (East).

Abbreviations, Definitions, and Notations

Reserves —mineralized material inclusive of dilution, determined to be economically and legally exploitable as of December 31, 2024, classified as either Probable Reserves or Proven Reserves, based on level of confidence.

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

INDIVIDUAL PROPERTY DISCLOSURE

Tronox Northern Operations (Cooljarloo)

Tronox Management Pty Ltd is a subsidiary of Tronox Holdings plc and is the operator of Tronox Northern Operations which includes:

•Cooljarloo Mine, 170 km north of Perth, where heavy mineral concentrates are produced from dredge mining operations. The net book value of Cooljarloo, inclusive of mining and beneficiary equipment located in Western Australia as well as relevant mining tenements, as of December 31, 2024 was $404 million;

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

Mining Tenement Schedule

Region	Tenement	Tenement Type	Area (Ha)	Grant Date	Expiry/ Renewal Date	Commitment US$/a	Rent US$/a	Status of Rights
Cooljarloo	M70/1398 (Previously MSA 268)	Mining Lease	9,744	2-Mar-20	1-Mar-41	602,728	172,380	Active Mining Lease
Cooljarloo (West)	M70/1314	Mining Lease	3,782	18-Mar-15	17-Mar-36	233,917	66,900	EPA approval pending
Cooljarloo (West)	M70/1333	Mining Lease	420	4-Apr-16	3-Apr-37	26,039	7,447	EPA approval pending
Osprey	M70/1413	Mining Lease	1,319	5-Jul-22	4-Jul-43	81,642	23,350	Approvals process commenced

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

Summary of Resources and Reserves

Cooljarloo Summary of Mineral Resources as of December 31, 2024

				Mineral Assemblage (% of THM)
Mine / Deposit	Resource Category	Material (million tonnes)	HM%	Ilmenite	Rutile + Leucoxene	Zircon	Change from 2023 (%)
Cooljarloo	Measured	4	2.2	59.4	8.3	10.3
	Indicated	183	1.7	62.0	6.2	10.2
	Measured + Indicated	187	1.7	61.9	6.3	10.2
	Inferred	—	—	—	—	—
	Total	187	1.7	61.9	6.3	10.2
Cooljarloo West	Measured	—	—	—	—	—
	Indicated	80	1.3	60.7	8.5	11.6
	Measured + Indicated	80	1.3	60.7	8.5	11.6
	Inferred	—	—	—	—	—
	Total	80	1.3	60.7	8.5	11.6
	Total Mineral Resources	267	1.6	61.6	6.8	10.6	(9.5)

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

For a comparison of the reported resources as of December 31, 2024 with the resources as of December 31, 2023, see table on page 34. The decrease in resources in 2024 as compared to 2023 is primarily attributable to mining depletion.

Cooljarloo Summary of Mineral Reserves as of December 31, 2024

				Mineral Assemblage (% of THM)
Mine / Deposit	Reserve Category	Material (million tonnes)	HM%	Ilmenite	Rutile + Leucoxene	Zircon	Change from 2023 (%)
Cooljarloo	Proven	157	1.7	61.9	7.8	11.0
	Probable	4	2.2	59.4	8.3	10.3
	Total	161	1.7	61.9	7.8	11.0
Cooljarloo West	Proven	—	—	—	—	—
	Probable	130	2.0	60.5	8.3	12.3
	Total	130	2.0	60.5	8.3	12.3
	Total Mineral Reserves	291	1.8	60.2	7.9	11.4	(5.0)

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

For a comparison of the reported reserves as of December 31, 2024 with the reserves as of December 31, 2023, see table on page 35. The decrease in reserves in 2024 as compared to 2023 is primarily attributable to mining depletion.

Condition of Property
The Cooljarloo project was established in 1988. Being situated on an historical coastline, the ore body is made up of conventional mineral sands strandlines and eminently suited to dredge mining and gravity concentration.

Since commencement, the operation has been running continuously and has thus far consumed 657 Mt of ore at approximately 2.8% HM grade. The current reserves are 287 Mt tons at 1.8% HM grade, which gives a further 15 years of life. The current resources, which are exclusive of reserves, are 271 Mt at 1.6% HM.

Extensive and systematic exploration drilling activities are conducted at Cooljarloo and adjacent deposits on an annual basis to upgrade resources and reserves. Final reserve delineation drilling is completed to a 50m x 40m or 50m x 20m spacing depending on the geological complexities of the orebody. Final drilling is completed three or more years in advance of the mining face to allow timely and accurate mine planning to be completed. Over the past 14 years there has been an average of 52,000 meters of drilling completely annually at Cooljarloo. Drilling will continue in 2025.

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

Tronox Eastern Operations (Atlas-Campaspe)

Tronox Mining Australia Ltd is a subsidiary of Tronox Holdings plc and is the operator of Tronox Eastern Operations which includes:
•The Snapper, Ginkgo and Crayfish rehabilitation sites, located 110 km north of Wentworth in southwestern New South Wales, where former mineral sands mines are undergoing restoration following the completion of mining;
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

The Development Consent for Atlas and Campaspe was granted in June 2014 and construction of the Atlas Project was completed in early 2023. The Atlas deposit is secured by Mining Lease 1767. The Campaspe deposit is secured by Mining Lease 1882 which was granted in September 2024.

The minerals in New South Wales belong to the Crown (the State of NSW) and Tronox is obligated to pay a 4% revenue-based royalty on all saleable minerals produced.

All the land encompassing the intended mining area has been purchased by Tronox so no mining compensation payments to landowners will be required as part of the Atlas-Campaspe Project.

The net book value of Atlas-Campaspe, inclusive of mining and beneficiary equipment located in New South Wales as well as relevant mining tenements, as of December 31, 2024 was $300 million.

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

History
In the Murray Basin fine heavy mineral occurrences were identified from 1982 to 1986 by Rio Tinto. Subsequently many smaller, coarser and high-grade deposits were also identified, and these formed the first mineral sands mines to be developed in the region. Bemax Resources discovered the Ginkgo, Snapper and Crayfish deposits at Pooncarie in the early to mid-2000’s. Mining commenced at Ginkgo in 2005 and Snapper in 2010. Mining at Snapper was completed in April 2022, Crayfish was completed in July 2023 and Ginkgo was completed in June 2024.

The Atlas-Campaspe Project replaces production from the completed Snapper, Ginkgo and Crayfish deposits. Atlas commenced full production in early 2023.

Summary of Resources and Reserves

Atlas-Campaspe Summary of Mineral Resources as of December 31, 2024

				Mineral Assemblage (% of THM)
Mine / Deposit	Resource Category	Material (million tonnes)	HM%	Ilmenite	Rutile + Leucoxene	Zircon	Change from 2023 (%)
Atlas	Measured	9	2.4	57.9	14.1	8.3
	Indicated	—	—	—	—	—
	Measured + Indicated	9	2.4	57.9	14.1	8.3
	Inferred	—	—	—	—	—
	Total	9	2.4	57.9	14.1	8.3
Campaspe	Measured	18	2.6	59.3	9.4	13.3
	Indicated	—	—	—	—	—
	Measured + Indicated	18	2.6	59.3	9.4	13.3
	Inferred	83	4.4	60.1	5.8	13.1
	Total	101	4.0	60.0	6.2	13.1
	Total Mineral Resources	110	3.9	59.9	6.6	12.9	0.3

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

For a comparison of the reported resources as of December 31, 2024 with the resources as of December 31, 2023, see table on page 34.

Atlas-Campaspe Summary of Mineral Reserves as of December 31, 2024

				Mineral Assemblage (% of THM)
Mine / Deposit	Reserve Category	Material (million tonnes)	HM%	Ilmenite	Rutile + Leucoxene	Zircon	Change from 2023 (%)
Atlas	Proven	7	14.4	59.7	17.3	10.7
	Probable	—	—	—	—	—
Campaspe	Proven	98	5.3	60.7	10.3	13.2
	Probable	—	—	—	—	—
	Total Mineral Reserves	105	5.8	60.5	11.3	12.8	(2.2)

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

For a comparison of the reported reserves as of December 31, 2024 with the reserves as of December 31, 2023, see table on page 35. The decrease in reserves in 2024 as compared to 2023 is primarily attributable to mining depletion.

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

Dry mining at Campaspe will replace production from Atlas when Atlas finishes in early 2027. Detailed design work and additional approvals are presently being undertaken.

Extensive and systematic exploration drilling activities have been conducted at Atlas and Campaspe on an annual basis to upgrade resources and reserves. Final reserve delineation drilling is completed to 100m x 20m spacing. Final drilling is completed three or more years in advance of the mining face to allow timely and accurate mine planning to be completed. As such, all drilling has been completed at Atlas. Final infill drilling has also been completed for the first five (5) years of mining at Campaspe. Over the past 13 years there has been an average of 50,000 meters of drilling completed annually at Tronox’s Eastern Operations. Drilling will continue at Campaspe and surrounding areas in 2025.

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

The net book value of the Namakwa Sands mine, inclusive of mining and beneficiary equipment located in the Western Cape of South Africa as well as relevant mining tenements, as of December 31, 2024 was $437 million. The Namakwa Sands Mine is located at coordinates 31°16’S and 17°54’E.

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

Summary of Resources and Reserves

Namakwa Sands Summary of Mineral Resources as of December 31, 2024

			Mineral Assemblage (% of THM)
Resource Category	Material (million tonnes)	HM%	Ilmenite	Rutile + Leucoxene	Zircon	Change from 2023 (%)
Measured	122	6.8	33.5	6.3	7.6
Indicated	84	6.5	28.3	5.6	6.9
Measured + Indicated	206	6.6	31.4	6.0	7.3
Inferred	110	5.5	35.1	8.1	6.6
Total Mineral Resources	316	6.3	32.7	6.7	7.0	3.2

(1) Cutoff grade applied is 0.3% zircon
(2) Mineral Resources are exclusive of mineral reserves. Price assumptions used for resource and reserve estimations are $1,499 per metric ton of zircon, $194 per metric ton of Ilmenite and $925 per metric ton of Rutile.

For a comparison of the reported resources as of December 31, 2024 with the resources as of December 31, 2023, see table on page 34. The increase in resources in 2024 as compared to 2023 is primarily attributable to updated information.

Namakwa Sands Summary of Mineral Reserves as of December 31, 2024

			Mineral Assemblage (% of THM)
Reserve Category	Material (million tonnes)	HM%	Ilmenite	Rutile + Leucoxene	Zircon	Change from 2023 (%)
Proven	96	7.3	37.8	9.0	9.3
Probable	550	5.7	51.5	10.7	10.9
Total Mineral Reserves	646	5.9	49.0	10.4	10.6	(3.1)

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

For a comparison of the reported reserves as of December 31, 2024 with the reserves as of December 31, 2023, see table on page 35. The decrease in reserves in 2024 as compared to 2023 is primarily attributable to mining depletion.

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

The net book value of the Fairbreeze mine, inclusive of mining and beneficiary equipment located in the Kwa-Zulu Natal province of South Africa as well as relevant mining tenements, as of December 31, 2024 was $380 million. The Fairbreeze Mine is located at coordinates 29°00’S and 31°42’E.

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

Summary of Resources and Reserves

Fairbreeze Summary of Mineral Resources as of December 31, 2024

			Mineral Assemblage (% of THM)
Resource Category	Material (million tonnes)	HM%	Ilmenite	Rutile + Leucoxene	Zircon	Change from 2023 (%)
Measured	43	4.1	63.5	8.9	7.8
Indicated	—	—	—	—	—
Measured + Indicated	43	4.1	63.5	8.9	7.8
Inferred	58	3.5	55.3	6.9	7.2
Total Mineral Resources	101	3.8	58.8	7.8	7.5	9.0

(1) Cutoff grade applied is 1.5% ilmenite.

(2) Mineral Resources are exclusive of mineral reserves. Price assumptions used for resource and reserve estimations are $1,554 per metric ton of zircon, $205 per metric ton of Ilmenite and $1,183 per metric ton of Rutile.

For a comparison of the reported resources as of December 31, 2024 with the resources as of December 31, 2023, see table on page 34. The increase in resources in 2024 as compared to 2023 is primarily attributable to updated information.

Fairbreeze Summary of Mineral Reserves as of December 31, 2024

			Mineral Assemblage (% of THM)
Reserve Category	Material (million tonnes)	HM%	Ilmenite	Rutile + Leucoxene	Zircon	Change from 2023 (%)
Proven	175	5.6	61.4	7.7	7.5
Probable	15	3.9	54.8	5.6	7.3
Total Mineral Reserves	190	5.5	61.0	7.6	7.5	(6.0)

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

For a comparison of the reported reserves as of December 31, 2024 with the reserves as of December 31, 2023, see table on page 35. The decrease in reserves in 2024 as compared to 2023 is primarily attributable to updated information.

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
Holders of Record
As of January 31, 2025, there were approximately 57 holders of record of ordinary shares. This does not include the shareholders that held shares of our ordinary shares in a nominee or “street-name” accounts through banks or broker-dealers. See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Issuer Purchases of Equity Securities

2024	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Approximate Dollar Value that May Yet be Purchased Under the Plan(1)
October 1 - October 31	—	$—	—	$300,000,000
November 1 - November 30	—	—	—	300,000,000
December 1 - December 31	—	—	—	300,000,000
Total	—	$—	—	$300,000,000
(1)    On February 21, 2024, in connection with the expiration in February 2024 of the Company's previous share repurchase program, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's stock through February 21, 2027. During the year ended December 31, 2024, we made no repurchases of the Company's stock.
Stock Performance Graph
The following graph presents the five-year cumulative total stockholder returns for our ordinary shares compared with the Standard & Poor’s (“S&P”) 500, the S&P MidCap 400 Chemicals and the S&P 400 Materials indices.

Total Stockholder Returns
$250.00
$200.00
$150.00
$100.00
$50.00
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
S&P 500
S&P Midcap 400 Chemicals
S&P 400 Materials
Tronox

The graph assumes that the values of our ordinary shares, the S&P 500, the S&P MidCap 400 Chemicals index, and the S&P 400 Materials index were each $100 on December 31, 2019, and that all dividends were reinvested.

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
Business Environment
The following discussion includes trends and factors that may affect future operating results:

Fourth quarter revenue decreased 1% compared to the prior year, driven by unfavorable average selling prices including mix and lower other product sales volumes, partially offset by higher sales volumes of zircon and TiO2. For the fourth quarter of 2024 as compared to the fourth quarter of 2023, TiO2 revenue increased 3%, driven by a 4% increase in volumes partially offset by a 1% decrease in average selling prices including mix. Zircon sales volumes increased 43% partially offset by an 11% decrease in average selling prices including mix. Revenue from other products decreased 38% due to opportunistic sales of ilmenite and heavy mineral concentrate tailings which occurred in the prior year quarter, but did not reoccur in the current year quarter. Gross profit increased for the fourth quarter of 2024 as compared to the fourth quarter of 2023 due to lower production costs and higher TiO2 and zircon sales volumes. These favorable impacts were partially offset by lower sales volumes of other products, unfavorable impacts of average selling prices and mix and unfavorable impacts of foreign currency.

Sequentially, revenue decreased 16% in the fourth quarter of 2024 compared to the third quarter of 2024 driven by lower TiO2 and other products sales volumes and unfavorable average selling prices including mix partially offset by higher sales volumes of zircon. TiO2 revenue decreased 13% in the fourth quarter of 2024 compared to the third quarter of 2024 driven by an 11% decrease in volumes, a 1% decline in average selling prices including mix and a 1% exchange rate headwind. Zircon sales volumes increased 9% partially offset by an 8% decrease in average selling prices including mix. Other products revenues decreased 40% sequentially primarily due to opportunistic sales of ilmenite and heavy mineral concentrate tailings that occurred in the third quarter of 2024, but did not reoccur in the fourth quarter of 2024. Gross profit decreased sequentially from the third quarter of 2024 to the fourth quarter of 2024 due to lower sales volumes of other products and TiO2 and headwinds from average selling prices and mix. These unfavorable impacts were partially offset by improved production costs and favorable impacts of foreign currency.

As of December 31, 2024, our total available liquidity was $578 million, including $151 million in cash and cash equivalents and $427 million available under revolving credit agreements. As of December 31, 2024, our total debt was $2.9 billion and net debt to trailing-twelve month Adjusted EBITDA was 4.8x. The Company also has no financial covenants on its term loans or bonds and only one springing financial covenant on its Cash Flow revolver facility. Refer to Note 13 of notes to consolidated financial statements for further details.
Consolidated Results of Operations
Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

	Year Ended December 31,
	2024	2023	Variance
	(Millions of U.S. Dollars)
Net sales	$3,074	$2,850	$224
Cost of goods sold	2,559	2,388	171
Gross profit	$515	$462	$53
Gross Margin	16.8%	16.2%	0.6	pts

Selling, general and administrative expenses	296	276	20
Income from operations	219	186	33
Interest expense	(167)	(158)	(9)
Interest income	10	18	(8)
Loss on extinguishment of debt	(3)	—	(3)
Other income, net	14	3	11
Income before income taxes	73	49	24
Income tax provision	(127)	(363)	236
Net loss	$(54)	$(314)	$260

Effective tax rate	174%	741%	(567) pts

EBITDA(1)	$515	$464	$51
Adjusted EBITDA(1)	$564	$524	$40
Net loss as % of Net Sales	(1.8)%	(11.0)%	9.2 pts
Adjusted EBITDA as % of Net Sales(1)	18.3%	18.4%	0.1	pts
_____________________
(1)    EBITDA, Adjusted EBITDA and Adjusted EBITDA as a % of Net Sales are Non-U.S. GAAP financials measures. Please refer to the “Non-U.S. GAAP Financial Measures” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of these measures and a reconciliation of these measures to Net (loss) income.
Net sales of $3,074 million for the year ended December 31, 2024 increased by 8% compared to $2,850 million for the same period in 2023. Revenue increased primarily due to higher TiO2 and zircon sales volumes. Net sales by type of product for the years ended December 31, 2024 and 2023 were as follows:

The table below presents reported revenue by product:

	Year Ended December 31,
(Millions of dollars, except percentages)	2024	2023	Variance	Percentage
TiO2	$2,407	$2,248	$159	7%
Zircon	322	257	65	25%
Other products	345	345	—	—%
Total net sales	$3,074	$2,850	$224	8%
For the year ended December 31, 2024, TiO2 revenue increased $159 million, or 7%, compared to the prior year due to a $290 million increase in sales volumes partially offset by a decrease of $129 million in average selling prices, including mix. Foreign currency negatively impacted TiO2 revenue by $2 million due primarily to the weakening of the Euro. Zircon revenues increased $65 million primarily due to a 41% increase in sales volumes partially offset by a 16% decrease in average selling prices. Other products revenue remained consistent period over period.
Gross profit of $515 million for the year ended December 31, 2024 was 16.8% of net sales compared to 16.2% of net sales for the same period in 2023. The increase in gross margin is primarily due to:
•the favorable impact of 4 points due to improved absorption from higher production volumes, and
•the favorable impact of 1 point due to improved production costs and lower idle facility charges, partially offset by
•the unfavorable impact of 5 points primarily due to a decrease in TiO2 and Zircon selling prices, including mix.
Selling, general and administrative ("SG&A") expenses increased $20 million when comparing the year ended December 31, 2024 to the prior year. The SG&A expenses increase was primarily driven by a $11 million increase in employee costs and a $9 million increase in professional services. The remaining net increase was driven by individually immaterial amounts.
Income from operations for the year ended December 31, 2024 of $219 million, increased by $33 million or 18% compared to the same period in 2023 which is primarily attributable to higher sales volumes of TiO2 and zircon, improved production costs and lower idle facility charges partially offset by higher selling, general and administrative expenses.
Interest expense for the year ended December 31, 2024 increased $9 million compared to the same period in 2023. The increase is primarily due to the increase in the effective interest rates period over period.
Interest income for the year ended December 31, 2024 decreased $8 million compared to the same period in 2023 primarily due to an overall decrease in our cash investments and lower interest rates on those cash balances period over period.
Loss on extinguishment of debt was $3 million for the year ended December 31, 2024 which was primarily related to the refinancing of our US Term Loan Facility with the new 2024-B Term Loan Facility.
Other income (expense), net for the year ended December 31, 2024 primarily consisted of approximately $28 million (net of associated transaction costs) related to a sale of royalty interest in certain Canadian mineral properties partially offset by $15 million of fees associated with the utilization of the Securitization Facility. The remaining amount was driven by other individually immaterial amounts.
We continue to maintain full valuation allowances related to the total net deferred tax assets in Australia and the United Kingdom. During the year ended December 31, 2024, the Company recorded a full valuation allowances against the deferred tax assets in Brazil and the Netherlands. Future provisions for income taxes associated with these jurisdictions will include no tax benefits with respect to losses incurred and tax expense only to the extent of current tax payments. Additionally, we have valuation allowances against other specific tax assets.
The effective tax rate was 174% and 741% for the years ended December 31, 2024 and 2023, respectively. The effective tax rates for the year ended December 31, 2024 and 2023 are influenced by a variety of factors, primarily income and losses in jurisdictions with valuation allowances, non-taxable income and expenses, withholding taxes, prior year accruals, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate. Additionally, the effective tax rates for each year is significantly influenced by the application of valuation allowances against deferred tax assets in Brazil and the Netherlands during the year ended December 31, 2024 and Australia during the year ended December 31, 2023. Refer to Note 5 of notes to consolidated financial statements for further information.
Net loss as a percentage of net sales was (1.8)% for the year ended December 31, 2024 as compared to (11.0)% for the year ended December 31, 2023. The primary driver of the year-over-year decrease in Net loss as a percentage of net sales is the timing of the deferred tax assets' valuation allowance adjustments as well as the higher gross profit due to higher sales volumes, lower production costs and lower idle facility charges. Adjusted EBITDA as a percentage of net sales was relatively consistent period over period at 18.3% for the year ended December 31, 2024 as compared to 18.4% in the prior year.
Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
A discussion of our results of operations for the year ended December 31, 2023 versus December 31, 2022 is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operation”, included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Other Comprehensive Income (Loss)
There was an other comprehensive loss of $74 million for the year ended December 31, 2024 compared to other comprehensive loss of $42 million for the year ended December 31, 2023. This increase in comprehensive loss was primarily driven by the unfavorable foreign currency translation adjustments of $80 million for the year ended December 31, 2024 as compared to unfavorable foreign currency translation adjustments of $15 million in the prior year. Additionally, we recognized net gains on derivative instruments of $2 million in the year ended December 31, 2024 as compared to net losses on derivative instruments of $13 million in the prior year as well as pension and postretirement gains of $8 million for the year ended December 31, 2024 as compared to pension and postretirement losses of $14 million in the prior year.
A discussion of our comprehensive (loss) income for the year ended December 31, 2023 versus December 31, 2022 is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Other Comprehensive (Loss) Income”, included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Liquidity and Capital Resources
During 2024, our liquidity decreased by $183 million to $578 million.
The table below presents our liquidity, including amounts available under our credit facilities, as of the following dates:

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$151	$273
Available under the Cash Flow Revolver	305	343
Available under the Standard Credit Facility	—	55
Available under the RMB Credit Facility	42	—
Available under the Emirates Revolver	63	64
Available under the SABB Facility	12	20
Available under the Bank Itau Facility	5	6
Total	$578	$761
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
Working capital (calculated as current assets less current liabilities) was $1.3 billion at December 31, 2024, compared to $1.4 billion at December 31, 2023.
As of and for the year ended December 31, 2024, the non-guarantor subsidiaries of our Senior Notes due 2029 represented approximately 18% of our total consolidated liabilities, approximately 39% of our total consolidated assets, approximately 44% of our total consolidated net sales and approximately 52% of our Consolidated EBITDA (as such term is defined in the 2029 Indenture). In addition, as of December 31, 2024, our non-guarantor subsidiaries had $748 million of total consolidated liabilities (including trade payables but excluding intercompany liabilities), all of which would have been structurally senior to the 2029 Notes. See Note 13 of notes to consolidated financial statements for additional information.
At December 31, 2024, we had outstanding letters of credit and bank guarantees of $131 million. See Note 18 of notes to consolidated financial statements.

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
As of December 31, 2024, our credit rating with Moody’s remained unchanged from December 31, 2023 at Ba3 stable outlook. In the first quarter of 2025, Moody's changed our outlook to negative. As of December 31, 2024, our credit rating with Standard & Poor's rating and outlook remained unchanged at B positive and stable, respectively. See Note 13 of notes to consolidated financial statements.
Cash and Cash Equivalents
We consider all investments with original maturities of three months or less to be cash equivalents. As of December 31, 2024, our cash and cash equivalents were invested in money market funds and we also receive earnings credits for some balances left in our bank operating accounts. We maintain cash and cash equivalents in bank deposit and money market accounts that may exceed federally insured limits. The financial institutions where our cash and cash equivalents are held are highly rated and geographically dispersed, and we have a policy to limit the amount of credit exposure with any one institution. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk.
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
Repatriation of Cash
At December 31, 2024, we held $151 million in cash and cash equivalents in these respective jurisdictions: $17 million in the United States, $38 million in South Africa, $26 million in Australia, $28 million in Brazil, $7 million in Saudi Arabia, $17 million in China, $17 million in Europe and $1 million in India. Our credit facilities limit transfers of funds from subsidiaries in the United States to certain foreign subsidiaries. In addition, at December 31, 2024, we held approximately $1 million of restricted cash which is in South Africa related to a profit-sharing arrangement as well as in Australia related to performance bonds.
At December 31, 2024, Tronox Holdings plc had foreign subsidiaries with undistributed earnings. Although we would not be subject to income tax on these earnings, we have asserted that amounts in specific jurisdictions are indefinitely reinvested outside of the parent's taxing jurisdictions. These amounts could be subject to withholding tax if distributed, but the Company has made no provision for tax related to these undistributed earnings. The Company has removed its assertion that earnings in China are indefinitely reinvested, and the withholding tax accruals for potential repatriations from that jurisdiction are now reflected in the effective tax rate reconciliation in Note 5 to the consolidated financial statements.
Stock Repurchases
On February 21, 2024, in connection with the expiration in February 2024 of the Company's previous share repurchase program, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's stock through February 21, 2027. During the year ended December 31, 2024, we made no repurchases of the Company's stock.
Cash Dividends on Ordinary Shares
On February 18, 2025, the Board declared a quarterly dividend of $0.125 per share to holders of our ordinary shares at the close of business on March 3, 2025, which will be paid on April 4, 2025.
Debt Obligations
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
On August 16, 2024, Tronox Minerals Sands Proprietary Limited and Tronox KZN Sands Proprietary Limited, wholly- owned subsidiaries of the Company, entered into Amendment No. 2 (“the Amendment”) and restatement of a credit facility with RMB, that supersedes and replaces the Standard Bank Limited Term Loan Facility in its entirety. The amended credit facility provides the Company with (a) a new five-year term loan facility in an aggregate principal amount of R1.1 billion (approximately $58 million at December 31, 2024 exchange rate) (the "RMB Term Loan Facility") and (b) a new three-year revolving credit facility (the "RMB Revolving Credit Facility") providing an increase of the revolving commitments of R1.2 billion (approximately $63 million at December 31, 2024 exchange rate).
At December 31, 2024 and 2023, our short-term debt and long-term debt, net of unamortized discount and debt issuance costs was $2.9 billion and $2.8 billion, respectively.
At December 31, 2024 and 2023, our net debt (the excess of our debt over cash and cash equivalents) was $2.7 billion and $2.6 billion, respectively.
As of February 17, 2025, the total outstanding principal balance on our short-term debt facilities was approximately $117 million.
See Note 13 of notes to consolidated financial statements for further details.
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
In June 2023, the Company entered into an additional amendment (the "Second Amendment") to further include receivables generated by our wholly-owned European operating subsidiaries, Tronox Pigment Holland BV and Tronox Pigment UK Limited. Neither the facility limit nor the program term were changed as a result of the Second Amendment, and remained at $200 million and November 2025, respectively.
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
Cash Flows
Years Ended December 31, 2024 and 2023

The following table presents cash flow for the periods indicated:

	Year Ended December 31,
	2024	2023
	(Millions of U.S. dollars)
Net cash provided by operating activities	$300	$184
Net cash used in investing activities	(343)	(255)
Net cash (used in) provided by financing activities	(71)	176
Effect of exchange rate changes on cash	(7)	4
Net increase (decrease) in cash and cash equivalents	$(121)	$109

Cash Flows provided by Operating Activities — Cash provided by our operating activities is driven by net loss adjusted for non-cash items and changes in working capital items. The following table summarizes our net cash provided by operating activities for 2024 and 2023:

	Year Ended December 31,
	2024	2023
	(Millions of U.S. dollars)
Net loss	$(54)	$(314)
Net adjustments to reconcile net loss to net cash provided by operating activities	457	672
Income related cash generation	403	358
Net change in assets and liabilities	(103)	(174)
Net cash provided by our operating activities	$300	$184

Net cash provided by operating activities was $300 million in 2024 as compared to $184 million in 2023. The increase of $116 million period over period is primarily due to a $45 million increase in income related cash generation and a decrease of $71 million use of cash for net assets and liabilities. The lower use of cash for working capital was primarily driven by decreases in the use of cash for inventories of $36 million and decreases in the use of cash for accounts payable and accrued liabilities of $73 million partially offset by a decrease in cash provided by accounts receivable of $73 million and a change of $34 million in net changes in income tax payables and receivables. Additionally, there was an increase in the use of cash for long-term other assets and liabilities of $2 million from the prior year to the current year.
Cash Flows used in Investing Activities — Net cash used in investing activities for the year ended December 31, 2024 was $343 million as compared to $255 million for the year ended December 31, 2023. The $88 million increase in use of cash year over year is primarily driven by higher capital expenditures of $370 million partially offset by $21 million of proceeds from the sale of a royalty interest in certain Canadian mineral properties during the current year. The remaining $6 million in the current year is related to other proceeds from sale of assets.
Cash Flows (used in) provided by Financing Activities — Net cash used in financing activities during the year ended December 31, 2024 was $71 million as compared to cash provided by financing activities of $176 million for the year ended December 31, 2023. The current year is primarily comprised of dividends paid of $80 million and total net proceeds of $26 million of long-term debt and short-term debt. The prior year was comprised of $347 million of proceeds from long-term debt partially offset by repayments of long-term and short-term debt of $165 million as well as $89 million of cash used to pay dividends.
Years Ended December 31, 2023 and 2022
A discussion of our cash flows for the year ended December 31, 2023 versus 2022 is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cash Flows”, included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Contractual Obligations

The following table sets forth information relating to our contractual obligations as of December 31, 2024:

		Contractual Obligation Payments Due by Period(3)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
		(Millions of U.S. dollars)
Long-term debt and lease financing (including interest)(1)	$3,780	$280	$407	$2,109	$984
Purchase obligations(2)	3,431	395	399	472	2,165
Operating leases	235	35	42	33	125
Pension and other post-retirement benefit obligations(4)	219	27	46	44	102
Asset retirement obligations and environmental liabilities(5)	480	24	54	48	354
Total	$8,145	$761	$948	$2,706	$3,730
__________________
(1)We calculated our various term loan facilities' interest at a SOFR plus an applicable margin. See Note 13 of notes to our consolidated financial statements.
(2)Includes obligations to purchase requirements of process chemicals, supplies, utilities and services. We have various purchase commitments for materials, supplies, and services entered into in the ordinary course of business. Included in the purchase commitments table above are contracts, which require minimum volume purchases that extend beyond one year or are renewable annually and have been renewed for 2025. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. We believe that all of our purchase obligations will be utilized in our normal operations.
(3)The table excludes contingent obligations, as well as any possible payments for uncertain tax positions given the inability to estimate the possible amounts and timing of any such payments.
(4)Pension and other post-retirement benefit ("OPEB") obligations of $219 million include estimates of pension plan contributions and expected future benefit payments for unfunded pension and OPEB plans. Pension plan contributions are forecasted for 2025 only. Expected future unfunded pension and OPEB benefit payments are forecasted only through 2034. Contribution and unfunded benefit payment estimates are based upon current valuation assumptions. Estimates of pension contributions after 2025 and unfunded benefit payments after 2034 are not included in the table because the timing of their resolution cannot be estimated. Refer to Note 21 in notes to consolidated financial statements for further discussion on our pension and OPEB plans.
(5)Amounts are shown at the undiscounted and uninflated values.
Non-U.S. GAAP Financial Measures
EBITDA, Adjusted EBITDA, Adjusted net (loss) income attributable to Tronox and Diluted adjusted net income per share attributable to Tronox, which are used by management to measure performance, are not presented in accordance with U.S. GAAP. We define EBITDA as net (loss) income excluding the impact of income taxes, interest expense, interest income and depreciation, depletion and amortization. We define Adjusted EBITDA as EBITDA excluding the impact of nonrecurring items such as restructuring charges, gain or loss on debt extinguishments, impairment charges, gains or losses on sale of assets, acquisition-related transaction costs and pension settlements and curtailment gains or losses. Adjusted EBITDA also excludes non-cash items such as share-based compensation costs, pension and postretirement costs, and realized and unrealized foreign currency remeasurement gains and losses. We define Adjusted net income attributable to Tronox as net (loss) income attributable to Tronox excluding the impact of nonrecurring items which the Company believes are not indicative of its core operating results such as restructuring charges, gain or loss on debt extinguishments, impairment charges, gains or losses on sale of assets, acquisition-related transaction costs and pension settlements and curtailment gains or losses. We define Diluted adjusted net income per share attributable to Tronox as Diluted net income per share excluding the impact of nonrecurring items which the Company believes are not indicative of its core operating results such as restructuring charges, gain or loss on debt extinguishments, impairment charges, gains or losses on sale of assets, acquisition-related transaction costs and pension settlements and curtailment gains or losses.
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
The following table reconciles net (loss) income to EBITDA and Adjusted EBITDA, Adjusted EBITDA as a % of net sales for the periods presented and Net Debt to Trailing Twelve Month Adjusted EBITDA as of December 31, 2024 and December 31,

2023:

	Year Ended December 31,
	2024	2023	2022
Net (loss) income (U.S. GAAP)	(54)	(314)	500
Interest expense	167	158	125
Interest income	(10)	(18)	(9)
Income tax provision	127	363	(192)
Depreciation, depletion and amortization expense	285	275	269
EBITDA (non-U.S. GAAP)	515	464	693
Share-based compensation(a)	21	21	26
Venator settlement(b)	—	—	85
Loss on extinguishment of debt(c)	3	—	21
Foreign currency remeasurement(d)	(1)	(6)	3
Pension settlement loss(e)	—	—	20
Accretion expense and other adjustments to asset retirement and environmental obligations(f)	23	22	19
Accounts receivable securitization program(g)	15	12	3
Sale of royalty interest in certain Canadian mineral properties, net of fees(h)	(28)	—	—
Other items(i)	16	11	5
Adjusted EBITDA (non-U.S. GAAP)	$564	$524	$875

	Year Ended December 31,
	2024	2023	2022
Net sales	$3,074	$2,850	$3,454
Net (loss) income (U.S. GAAP)	$(54)	$(314)	$500
Net (loss) income (U.S. GAAP) as a % of Net sales	(1.8)%	(11.0)%	14.5%
Adjusted EBITDA (non-U.S. GAAP) (see above) as a % of Net sales	18.3%	18.4%	25.3%

	December 31,
	2024	2023
Long-term debt, net	$2,759	$2,786
Short-term debt	65	11
Long-term debt due within one year	35	27
(Less) Cash and cash equivalents	(151)	(273)
Net debt	$2,708	$2,551
Adjusted EBITDA (non-U.S. GAAP) (see above)	$564	$524
Net debt to trailing-twelve month Adjusted EBITDA (non-U.S. GAAP) (see above)	4.8x	4.9x

________________
(a)Represents non-cash share-based compensation. See Note 20 of notes to consolidated financial statements.
(b)Represents the breakage fee including interest associated with the Venator settlement which were recorded in "Venator settlement" in the Consolidated Statements of Operations.
(c)2024 amount represents the loss in connection with the refinancing of the Term Loan Facility in the U.S. 2022 amount represents the loss in connection with the redemption of the 6.5% Senior Secured Notes and the issuance of a new loan which closed in April 2022. See Note 13 of notes to consolidated financial statements.

(d)Represents realized and unrealized gains and losses associated with foreign currency remeasurement related to third-party and intercompany receivables and liabilities denominated in a currency other than the functional currency of the entity holding them, which are included in "Other income (expense), net" in the Consolidated Statements of Operations.
(e)2022 amount represents a non-cash pension settlement loss due to the settling of low-dollar valued amounts in our U.S. Qualified Plan.
(f)Primarily represents accretion expense and other noncash adjustments to asset retirement obligations and environmental liabilities.
(g)Primarily represents expenses associated with the Company's accounts receivable securitization program which is used as a source of liquidity in the Company's overall capital structure.
(h)Represents the sale of a royalty interest in certain Canadian mineral properties, net of associated transaction costs included in "Other (expense) income, net" in the Consolidated Statements of Operations.
(i)Includes noncash pension and postretirement costs, asset write-offs and other items included in “Selling general and administrative expenses”, “Cost of goods sold” and “Other income (expense), net” in the Consolidated Statements of Operations.

The following table reconciles Net (loss) income attributable to Tronox to Adjusted net income attributable to Tronox for the periods presented:

	Year Ended December 31,
	2024	2023	2022
Net (loss) income attributable to Tronox Holdings plc (U.S. GAAP)	$(48)	$(316)	$497
Venator settlement(a)	—	—	85
Loss on extinguishment of debt(b)	3	—	21
Sale of royalty interest(c)	(21)	—	—
Pension settlement loss(d)	—	—	15
Other(e)	5	(1)	(3)
Withholding tax accrued(f)	—	—	4
Tax valuation allowance(g)	49	293	(301)
Income tax expense - deferred tax assets(h)	—	—	(7)
Adjusted net (loss) income attributable to Tronox Holdings plc (non-U.S. GAAP) (1)(2)	$(12)	$(24)	311

Diluted net (loss) income per share (U.S. GAAP)	$(0.31)	$(2.02)	$3.16

Venator settlement, per share	—	—	0.54
Loss on extinguishment of debt, per share	0.02	—	0.13
Sale of royalty interest, per share	(0.13)	—	—
Pension settlement loss, per share	—	—	0.09
Other, per share	0.03	(0.01)	(0.02)
Withholding tax accrued	—	—	0.03
Tax valuation allowance, per share	0.31	1.88	(1.92)
Income tax expense - deferred tax assets, per share	—	—	(0.04)
Diluted adjusted net (loss) income per share attributable to Tronox Holdings plc (non-U.S. GAAP) (2)	$(0.08)	$(0.15)	$1.98

Weighted average shares outstanding, diluted (in thousands)	157,819	156,397	157,110
________________

(a) Represents the breakage fee including interest associated with the Venator settlement which were recorded in "Venator settlement" in the Consolidated Statements of Operations.
(b) 2024 amount represents the loss in connection with the refinancing of the Term Loan Facility in the U.S. 2022 amount represents the loss in connection with the redemption of the 6.5% Senior Secured Notes and the issuance of a new term loan which closed in April 2022.
(c) Represents the sale of a royalty interest in certain Canadian mineral properties, net of associated transaction costs included in "Other income (expense), net" in the Consolidated Statements of Operations.
(d) 2022 amount represents a non-cash pension settlement loss due to the settling of low-dollar valued amounts in our U.S. Qualified Plan.
(e) Represents other activity not representative of the ongoing operations of the Company.
(f) Represents potential withholding tax due to the Chinese government for historic distributable income generated.
(g) 2024 amount represents the establishment of a full valuation allowance against the deferred tax assets within our Brazilian and Netherlands jurisdictions. 2023 amount represents the establishment of a full valuation allowance against the deferred tax assets within our Australian jurisdiction. 2022 amount represents changes primarily within the Company's Australian deferred tax assets' valuation allowance.
(h) Represents a charge to tax expense for the impact on deferred tax assets from a change in tax rates in a foreign tax jurisdiction.

(1) Only the sale of royalty interest, pension settlement loss amount and certain other items have been tax impacted. No income tax impacts have been given to other items as they were recorded in jurisdictions with full valuation allowances.
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
Asset Retirement Obligations
To the extent a legal obligation exists, an asset retirement obligation (“ARO”) is recorded at its estimated fair value and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. Because AROs represent financial obligations to be settled in the future, uncertainties exist in estimating the timing and amount of the associated costs to be incurred. Fair value is measured using expected future cash outflows, adjusted for expected inflation and discounted at our credit-adjusted risk-free interest rate. No market-risk premium has been included in our calculation of ARO balances since we can make no reliable estimate. Management believes these estimates and assumptions are reasonable; however, they are inherently uncertain. Refer to Notes 17 to the consolidated financial statements for a summary of the estimates and assumptions utilized. At December 31, 2024, AROs were $186 million of which the long-term portion of $172 million is recorded in "Asset retirement obligations" and the short-term portion of $14 million is recorded in "Accrued liabilities" in the Consolidated Balance Sheet.
Environmental Matters
Liabilities for environmental matters are recognized when it is probable that a liability has been incurred and the related costs can be reasonably estimated. Such liabilities are based on our best estimate of the undiscounted future costs required to complete the remedial work. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information becomes available. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other potentially responsible parties, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range or reasonably possible environmental loss in excess of our recorded liabilities. At December 31, 2024, environmental liabilities (both short term and long term) were $48 million.
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

Discount Rate — The discount rates selected for estimation of the actuarial present value of the benefit obligations are determined based on the prevailing market rate for high-quality, fixed-income debt instruments with maturities corresponding to the expected timing of benefit payments as of the annual measurement date for each of the various plans. These rates change from year to year based on market conditions that affect corporate bond yields. A 100 basis points change in discount rates, with all other variables held constant, would have a less than $1 million impact to our pension expense. A 100 basis points reduction in discount rates would increase the PBO by approximately $29 million whereas a 100 basis point increase in discount rates would decrease the PBO by approximately $25 million.

Rates of Compensation Increase - We determine these rates based on review of the underlying long-term salary increase trend characteristic of the local labor markets and historical experience, as well as comparison to peer companies. A 100 basis points change in the expected rate of compensation increase, with all other variables held constant, would change our pension expense by approximately $1 million. A 100 basis points reduction or increase in rate of compensation would decrease the PBO by approximately $4 million or increase the PBO by approximately $5 million, respectively.

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
Credit Risk
Credit risk is the risk that a borrower or a counterparty will fail to meet their obligations. A significant portion of our liquidity is concentrated in trade accounts receivable that arise from sales of our products to customers. In the case of TiO2, the high level of industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. We have significant exposure to credit risk in industries that are affected by cyclical economic fluctuations. We perform ongoing credit evaluations of our customers from time to time, as deemed appropriate, to mitigate credit risk but generally do not require collateral. Our contracts typically enable us to tighten credit terms if we perceive additional credit risk; however, historic losses due to write offs of bad debt have been relatively low. In addition, due to our international operations, we are subject to potential trade restrictions and sovereign risk in certain countries in which we operate. We maintain allowances for potential credit losses based on specific customer review and current financial conditions. During 2024, 2023 and 2022 our ten largest third-party customers represented 37%, 39%, and 30%, respectively, of our consolidated net sales. During 2024, 2023, and 2022, no single customer accounted for 10% of our consolidated net sales.
Interest Rate Risk
Interest rate risk arises from the possibility that changes in interest rates will impact our financial results. We are exposed to interest rate risk on our floating rate debt, the Term Loan Facility, 2022 Term Loan Facility, the 2023 Term Loan Facility, the 2024 Term Loan Facility, the 2024-B Term Loan Facility, RMB Term Loan Facility, the new Cash Flow Revolver, RMB Revolving Credit Facility, Emirates Revolver and SABB Credit Facility balances. Using a sensitivity analysis as of December 31, 2024, a hypothetical 1% increase in interest rates would result in a net decrease to pre-tax income of approximately $8 million on an annualized basis. This is due to the fact that earnings on our interest earning financial assets of $31 million at December 31, 2024 would increase by the full 1%, offsetting the impact of a 1% increase in interest expense on our floating rate debt of $824 million.
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
As a result of the 2024 Amendment (discussed in Note 13), the Company noted that the hedged transaction associated with the interest rate swap with a notional value of $200 million (which converted the variable rate to a fixed rate for a portion of the 2022 Term Loan Facility) had changed as the hedged transaction would now convert the variable rate to a fixed rate for a portion of the 2024 Term Loan Facility. There were no amendments to the terms of the $200 million interest rate swap, including the notional value, index rate, or expiration date as a result of the 2024 Amendment. However, given the change in the hedged transaction, we completed a hedge effectiveness test and determined that this hedge instrument continues to be highly effective at achieving offsetting cash flows related to the hedged transaction, enabling us to continue to apply hedge accounting over the remaining term of this hedge relationship.
In line with the original maturity date, one of the interest rate swap agreements (notional value of $250 million) expired in September 2024. As a result of this, on September 26, 2024, the Company entered into two new interest-rate swap agreements for a notional of $125 million each with two counterparty banks, for an aggregate notional of $250 million. These new agreements are effective as of September 30, 2024 and will mature on September 30, 2031, in line with the maturity date of the 2024-B Term Loan Facility following Amendment No.6 (discussed in Note 13). The Company has designated these two new hedges as cash flow hedges with the objective of ensuring that the Company continues to achieve the offsetting effect to the interest rate volatility associated with the $250 million portion of the 2024-B Term Loan Facility.
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
As of December 31, 2024, the Company maintains a total of $950 million of interest rate swaps (with $450 million maturing in March 2028 and $500 million maturing in September 2031) with the objective in using the interest-rate swap agreements to add stability to interest expense and to manage the Company's exposure to interest rate movements. These interest rate swaps have been designated as cash flow hedges and involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Fair value gains or losses on these cash flow hedges are recorded in accumulated other comprehensive loss and are subsequently reclassified into interest expense in the same periods during which the hedged transactions affect earnings.
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

We periodically enter into foreign currency contracts used to hedge non-functional currency sales for our South African subsidiaries and forecasted non-functional currency cost of goods sold and forecasted non-functional currency selling, general and administrative expenses for our Australian subsidiaries. These foreign currency contracts are designated as cash flow hedges. Changes to the fair value of these foreign currency contracts are recorded as a component of other comprehensive income (loss) to the extent such contracts are effective, and are recognized in net sales or costs of goods sold in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. As of December 31, 2024, we had 516 million Australian dollars (or approximately $319 million at the December 31, 2024 exchange rate) and 26 million Australian dollars (or approximately $16 million at the December 31, 2024 exchange rate) outstanding amounts to reduce the exposure of our Australian subsidiaries’ cost of sales and SG&A expenses, respectively, to fluctuations in currency rates, and we had no outstanding amounts to reduce the exposure of our South African subsidiaries' third party sales to fluctuations in currency rates.

From time to time, we enter into foreign currency contracts for the South African Rand, Australian Dollar, Euro, Pound Sterling and Saudi Riyal to reduce exposure of our subsidiaries’ balance sheet accounts not denominated in our subsidiaries’ functional currency to fluctuations in foreign currency exchange rates. Historically, we have used forward contracts to reduce the exposure. For accounting purposes, these foreign currency contracts are not considered hedges. The change in fair value associated with these contracts is recorded in “Other income (expense), net” within the Consolidated Statements of Operations and partially offsets the change in value of third party and intercompany-related receivables not denominated in the functional currency of the subsidiary. At December 31, 2024, there was (i) 1.4 billion South African Rand (or approximately $73 million at the December 31, 2024 exchange rate), (ii) 113 million Australian dollars (or approximately $70 million at the December 31, 2024 exchange rate), (iii) 34 million Pound Sterling (or approximately $42 million at the December 31, 2024 exchange rate, (iv) 91 million Euro (or approximately $94 million at the December 31, 2024 exchange rate) and (v) 71 million Saudi Riyal (or approximately $19 million at the December 31, 2024 exchange rate) of notional amount of outstanding foreign currency contracts.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tronox Holdings plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Tronox Holdings plc and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive (loss) income, of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Realizability of Deferred Tax Assets

As described in Notes 2 and 5 to the consolidated financial statements, as of December 31, 2024, the Company has $960 million of net deferred tax assets, inclusive of valuation allowances associated with deferred tax assets of $1,951 million. A valuation allowance is provided against a deferred tax asset when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Management periodically assesses the likelihood that the Company will be able to recover the deferred tax assets and reflects any changes in estimates in the valuation allowance, with a corresponding adjustment to earnings or other comprehensive income (loss), as appropriate. All available positive and negative evidence is weighed to determine whether a valuation allowance should be recorded.

The principal considerations for our determination that performing procedures relating to the realizability of deferred tax assets is a critical audit matter are the (i) significant judgment by management in determining whether deferred tax assets by jurisdiction are more likely than not to be realized in the future and (ii) a high degree of auditor judgment and effort in performing procedures relating to management’s assessment of the realizability of deferred tax assets.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the realizability of deferred tax assets. These procedures also included, among others (i) evaluating the positive and negative evidence available to support management’s assessment of the realizability of deferred tax assets; (ii) testing the completeness and accuracy of underlying data used by management; and (iii) evaluating management’s assessment of the realizability of deferred tax assets by jurisdiction. Evaluating management’s assessment of the realizability of deferred tax assets by jurisdiction involved considering (i) management’s assumptions relating to the assessment of cumulative tax losses by jurisdiction and (ii) management’s assessment of factors that may limit the realizability of deferred tax assets.

/s/ PricewaterhouseCoopers LLP
Stamford, Connecticut
February 19, 2025

We have served as the Company’s auditor since 2014.

TRONOX HOLDINGS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Millions of U.S. dollars, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Net sales	$3,074	$2,850	$3,454
Cost of goods sold	2,559	2,388	2,622
Gross profit	515	462	832
Selling, general and administrative expenses	296	276	289
Venator settlement	—	—	85
Income from operations	219	186	458
Interest expense	(167)	(158)	(125)
Interest income	10	18	9
Loss on extinguishment of debt	(3)	—	(21)
Other income (expense), net	14	3	(13)
Income before income taxes	73	49	308
Income tax (provision) benefit	(127)	(363)	192
Net (loss) income	(54)	(314)	500
Net (loss) income attributable to noncontrolling interest	(6)	2	3
Net (loss) income attributable to Tronox Holdings plc	$(48)	$(316)	$497

(Loss) Earnings per share:
Basic	$(0.31)	$(2.02)	$3.21
Diluted	$(0.31)	$(2.02)	$3.16

Weighted average shares outstanding, basic (in thousands)	157,819	156,397	154,867
Weighted average shares outstanding, diluted (in thousands)	157,819	156,397	157,110
See notes to consolidated financial statements.

TRONOX HOLDINGS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Millions of U.S. dollars)

	Year Ended December 31,
	2024	2023	2022
Net (loss) income	$(54)	$(314)	$500
Other comprehensive income (loss):
Foreign currency translation adjustments	(80)	(15)	(79)
Pension and postretirement plans (See Note 21):
Actuarial gains (losses), net of tax expense of $2, tax benefit of $5 and tax expense of $4 in 2024, 2023 and 2022, respectively	7	(14)	5
Amortization of unrecognized actuarial losses, net of tax expense of nil in both 2024 and 2023 and tax benefit of $2 in 2022	1	—	2
Settlement loss reclassified from accumulated other comprehensive loss to the Consolidated Statements of Operations, net of nil taxes in both 2024 and 2023 and tax benefit of $5 in 2022	—	—	15
Total pension and postretirement gains (losses)	8	(14)	22
Realized (gains) losses on derivative instruments reclassified from accumulated other comprehensive loss to the Consolidated Statements of Operations (net of taxes of nil in 2024, net of tax benefit of $3 in 2023 and net of income tax expense of $1 in 2022	(5)	2	(23)
Unrealized gains (losses) on derivative financial instruments, (net of tax expense of $1, tax benefit of $1 and tax expense of $5 in 2024, 2023, 2022, respectively; See Note 14)	3	(15)	53

Other comprehensive loss	(74)	(42)	(27)

Total comprehensive (loss) income	$(128)	$(356)	$473

Comprehensive income (loss) attributable to noncontrolling interest:
Net (loss) income	(6)	2	3
Foreign currency translation adjustments	(8)	4	3

Comprehensive (loss) income attributable to noncontrolling interest	(14)	6	6

Comprehensive (loss) income attributable to Tronox Holdings plc	$(114)	$(362)	$467
See notes to consolidated financial statements.

TRONOX HOLDINGS PLC
CONSOLIDATED BALANCE SHEETS
(Millions of U.S. dollars, except share and per share data)

	December 31,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$151	$273
Restricted cash	1	—
Accounts receivable (net of allowance of $1 in 2024 and $3 in 2023)	266	290
Inventories, net	1,551	1,421
Prepaid and other assets	184	141
Income taxes receivable	2	10
Total current assets	2,155	2,135
Noncurrent Assets
Property, plant and equipment, net	1,927	1,835
Mineral leaseholds, net	616	654
Intangible assets, net	244	243
Lease right of use assets, net	140	132
Deferred tax assets	830	917
Other long-term assets	126	218
Total assets	$6,038	$6,134

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$499	$461
Accrued liabilities	247	230
Short-term lease liabilities	24	24
Short-term debt	65	11
Long-term debt due within one year	35	27
Income taxes payable	4	—
Total current liabilities	874	753
Noncurrent Liabilities
Long-term debt, net	2,759	2,786
Pension and postretirement healthcare benefits	85	104
Asset retirement obligations	172	172
Environmental liabilities	40	48
Long-term lease liabilities	107	103
Deferred tax liabilities	174	149
Other long-term liabilities	36	39
Total liabilities	4,247	4,154

Commitments and Contingencies - Note 18
Shareholders’ Equity
Tronox Holdings plc ordinary shares, par value $0.01 — 157,938,056 shares issued and outstanding at December 31, 2024 and 156,793,755 shares issued and outstanding at December 31, 2023	2	2
Capital in excess of par value	2,084	2,064
Retained Earnings	555	684
Accumulated other comprehensive loss	(880)	(814)
Total Tronox Holdings plc shareholders’ equity	1,761	1,936
Noncontrolling interest	30	44
Total equity	1,791	1,980
Total liabilities and equity	$6,038	$6,134
See notes to consolidated financial statements.

TRONOX HOLDINGS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of U.S. dollars)

	Year Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	(54)	(314)	500
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	285	275	269
Deferred income taxes	110	330	(261)
Share-based compensation expense	21	21	26
Amortization of deferred debt issuance costs and discount on debt	10	9	8
Loss on extinguishment of debt	1	—	21
Other non-cash affecting net (loss) income	30	37	50
Changes in assets and liabilities:
Decrease in accounts receivable, net	11	84	233
Increase in inventories, net	(115)	(151)	(255)
Decrease in prepaid and other assets	40	37	47
Decrease in accounts payable and accrued liabilities	(11)	(84)	(5)
Net changes in income tax payables and receivables	10	(24)	5
Changes in other non-current assets and liabilities	(38)	(36)	(40)
Cash provided by operating activities	300	184	598

Cash Flows from Investing Activities:
Capital expenditures	(370)	(261)	(428)
Proceeds from the sale of assets	27	6	13
Cash used in investing activities	(343)	(255)	(415)

Cash Flows from Financing Activities:
Repayments of short-term debt	(18)	(148)	(113)
Repayments of long-term debt	(228)	(17)	(516)
Proceeds from short-term debt	55	86	142
Proceeds from long-term debt	217	347	396
Repurchase of common stock	—	—	(50)
Debt issuance costs	(16)	(3)	(4)
Call premium paid	—	—	(18)
Dividends paid	(80)	(89)	(87)
Restricted stock and performance-based shares settled in cash for taxes	(1)	—	—
Cash (used in) provided by financing activities	(71)	176	(250)

Effects of exchange rate changes on cash and cash equivalents and restricted cash	(7)	4	(1)

Net (decrease) increase in cash and cash equivalents and restricted cash	(121)	109	(68)
Cash and cash equivalents and restricted cash at beginning of period	273	164	232
Cash and cash equivalents and restricted cash at end of period	$152	$273	$164

Supplemental cash flow information:
Interest paid, net	$151	$143	$114

Income taxes paid	$10	$54	$60
See notes to consolidated financial statements.

TRONOX HOLDINGS PC
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Millions of U.S. dollars)

	Tronox Holdings plc Ordinary Shares (in thousands)	Tronox Holdings plc Ordinary Shares (amount)	Capital in Excess of par Value	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Tronox Limited Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at January 1, 2022	153,935	$2	$2,067	$663	$(738)	$1,994	$48	$2,042
Net income	—	—	—	497	—	497	3	500
Other comprehensive (loss) income	—	—	—	—	(30)	(30)	3	(27)
Share-based compensation	3,420	—	26	—	—	26	—	26
Shares cancelled	(28)	—	—	—	—	—	—	—
Options exercised	14	—	—	—	—	—	—	—
Shares repurchased and cancelled	(2,844)	—	(50)	—	—	(50)	—	(50)
Noncontrolling interest dividend	—	—	—	—	—	—	(8)	(8)
Ordinary share dividends ($0.50 per share)	—	—	—	(80)	—	(80)	—	(80)
Balance at December 31, 2022	154,497	$2	$2,043	$1,080	$(768)	$2,357	$46	$2,403
Net (loss) income	—	—	—	(316)	—	(316)	2	(314)
Other comprehensive (loss) income	—	—	—	—	(46)	(46)	4	(42)
Share-based compensation	2,320	—	21	—	—	21	—	21
Shares cancelled	(23)	—	—	—	—	—	—	—
Noncontrolling interest dividend	—	—	—	—	—	—	(8)	(8)
Ordinary share dividends ($0.50 per share)	—	—	—	(80)	—	(80)	—	(80)
Balance at December 31, 2023	156,794	$2	$2,064	$684	$(814)	$1,936	$44	$1,980
Net loss	—	—	—	(48)	—	(48)	(6)	(54)
Other comprehensive loss	—	—	—	—	(66)	(66)	(8)	(74)
Share-based compensation	1,184	—	21	—	—	21	—	21
Shares cancelled	(40)	—	(1)	—	—	(1)	—	(1)
Ordinary share dividends ($0.50 per share)	—	—	—	(81)	—	(81)	—	(81)
Balance at December 31, 2024	157,938	$2	$2,084	$555	$(880)	$1,761	$30	$1,791
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
Research and Development
Research and development costs, included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations comprised of salaries, building costs, utilities, administrative expenses, third party research, and allocations of corporate costs, were $14 million, $12 million, and $12 million during 2024, 2023, and 2022, respectively, and were expensed as incurred.
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
At December 31, 2024 and December 31, 2023, we had restricted cash of approximately $1 million and less than $1 million, respectively. The amount at December 31, 2024 was in South Africa related to a profit-sharing arrangement as well as in Australia related to outstanding performance bonds. The amount at December 31, 2023 was in Australia related to outstanding performance bonds.
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
Long Lived Assets
Property, plant and equipment, net is stated at cost less accumulated depreciation, and is depreciated over its estimated useful life using the straight-line method as follows:

Land improvements	10 — 20 years
Buildings	10 — 40 years
Machinery and equipment	2 — 25 years
Furniture and fixtures	10 years
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
Net periodic pension and postretirement benefit cost represents the aggregation of service cost, interest cost, expected return on plan assets, amortization of prior service costs or credits and actuarial gains or losses previously recognized as a component of OCI and it is recorded in the Consolidated Statements of Operations. The service cost component of the net periodic service cost component is recorded in cost of goods sold and selling, general and administrative expenses in the Consolidated Statements of Operations based on the employees’ respective functions. The remaining portion of the net periodic cost related to interest cost, expected return in plan assets, amortization of prior service costs or credits, and actuarial gains or losses is recorded in Other income (expense), net in the Consolidated Statement of Operations.
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

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". The amendments in this update apply to all entities that are subject to Topic 740, Income Taxes. The standard requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The amendments in this update are effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. We do not expect this standard to have a material impact to our disclosures.
In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses". The amendments in this update apply to all public business entities. The standard requires that at each interim and annual reporting period an entity disclose additional information about specific expense categories in commonly presented expense captions within the notes to the financial statements. Further the amendments require that an entity include certain amounts that are already required to be disclosed by current GAAP in the same disclosure as the other disaggregation requirements, disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and disclose the total amount of selling expenses and an entity's definition of selling expenses (in annual reporting periods). The amendments in this update are effective for annual period beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. The guidance should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this update or (2) retrospectively to any or all prior periods presented in the financial statement. We are currently evaluating the impact this standard will have on our financial statements.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, "Improvements to Reportable Segment Disclosures". The amendment requires additional disclosures by public entities, including those with a single reportable segment, to disclose significant segment expenses and other segment items for each reportable segment. The guidance applies to fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. On December 31, 2024, we adopted the new standard and applied the guidance under the new standard to include additional disclosures for our single reportable segment. See Note 23 for additional information.
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
Contract Balances
Contract assets represent our rights to consideration in exchange for products that have transferred to a customer when the right is conditional on situations other than the passage of time. For products that we have transferred to our customers, our rights to the consideration are typically unconditional and only the passage of time is required before payments become due. These unconditional rights are recorded as accounts receivable. As of December 31, 2024, and December 31, 2023, we did not have material contract asset balances.
Contract liabilities represent our obligations to transfer products to a customer for which we have received consideration from the customer. When a customer has poor credit worthiness, we may receive advance payment that is accounted for as deferred revenue. Deferred revenue is earned when control of the product transfers to the customer, which is typically within a short period of time from when we received the advanced payment. Contract liability balances as of both December 31, 2024 and December 31, 2023 were less than $1 million. Contract liability balances were reported as “Accrued liabilities” in the Consolidated Balance Sheets. All material contract liabilities as of December 31, 2023 and 2022 were recognized as revenue in “Net sales” in the Consolidated Statements of Operations during the first quarter of 2024 and first quarter of 2023, respectively.
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
Net sales to external customers by geographic areas where our customers are located were as follows:

	Year Ended December 31,
	2024	2023	2022
North America	$796	$754	$790
South and Central America	208	159	264
Europe, Middle-East and Africa	1,191	1,131	1,335
Asia Pacific	879	806	1,065
Total net sales	$3,074	$2,850	$3,454

Net sales from external customers for each similar type of product were as follows:

	Year Ended December 31,
	2024	2023	2022
TiO2	$2,407	$2,248	$2,693
Zircon	322	257	438
Other products	345	345	323
Total net sales	$3,074	$2,850	$3,454
Other products mainly include pig iron, TiCl4 and other mining products. The nature, amount, timing and uncertainty of revenue and cash flows typically do not differ significantly among different products.

4.    Other Income (Expense), Net
Other income (expense), net is comprised of the following:

	Year Ended December 31,
	2024	2023	2022
Net realized and unrealized foreign currency gains (losses)	$1	$6	$(3)
Pension and postretirement benefit interest cost, expected return on assets and amortization of actuarial losses	(1)	—	4
Pension settlement loss(1)	—	—	(20)
AR Securitization fees(2)	(15)	(12)	(3)
Sale of royalty interest in certain Canadian mineral properties, net of fees	28	—	—
AMIC technical service support fee (Note 22)	—	6	8
Other, net	1	3	1
Total	$14	$3	$(13)
_____________________
(1)    2022 amount is a settlement loss related to our U.S. Qualified Plan.
(2)    Amount represents expenses associated with the Company's accounts receivable securitization program. Refer to Note 7 for further details.
5.    Income Taxes
Our operations are conducted through various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.
Income (loss) before income taxes is comprised of the following:

	Year Ended December 31,
	2024	2023	2022
United Kingdom	$(35)	$(47)	$(130)
International	108	96	438
Income before income taxes	$73	$49	$308
The income tax (provision) benefit is summarized below:

	Year Ended December 31,
	2024	2023	2022
United Kingdom:
Current	$—	$1	$—
Deferred	—	—	—
International:
Current	(17)	(34)	(69)
Deferred	(110)	(330)	261
Income tax (provision) benefit	$(127)	$(363)	$192

The following table reconciles the applicable statutory income tax rates to our effective income tax rates for “Income tax (provision) benefit” as reflected in the Consolidated Statements of Operations.

	Year Ended December 31,
	2024	2023	2022
Statutory tax rate	25%	24%	19%
Increases (decreases) resulting from:
Tax rate differences	(14)	(26)	9
Non-taxable income and expenses	22	29	8
Valuation allowances	130	670	(100)
Tax rate changes	4	10	(3)
State and local taxes	1	14	1
Prior year accruals	(2)	9	—
Withholding taxes	8	—	2
Expiration of net operating loss	—	11	2
Effective tax rate	174%	741%	(62)%

Tronox Holdings plc is a U.K. public limited company and the parent company for the business group. The statutory tax rate in the U.K. at December 31, 2024 was 25%, 25% at December 31, 2023 and 19% at December 31, 2022. The statutory rate in the U.K. changed to 25% effective April 1, 2023 and a weighted average rate of 23.5% was applied for the full year 2023.

The effective tax rates in 2024, 2023 and 2022 are all influenced by a variety of factors, primarily income and losses in jurisdictions with valuation allowances, changes in tax rates, non-taxable income and expenses, prior year accruals, and rates different than the United Kingdom statutory rate. The valuation allowances in each year were impacted by items other than income and losses as follows: 2024 was impacted by recording valuation allowances in Brazil and the Netherlands, 2023 was impacted by recording valuation allowances in China and Australia and 2022 was impacted by releasing a valuation allowance in Australia.

Net deferred tax assets (liabilities) at December 31, 2024 and 2023 were comprised of the following:

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss and other carryforwards	$1,812	$1,800
Property, plant and equipment, net	167	182
Reserves for environmental remediation and restoration	52	53
Obligations for pension and other employee benefits	42	50
Investments	—	3
Grantor trusts	603	609
Inventories, net	14	10
Interest	161	161
Lease liabilities	45	46
Other accrued liabilities	4	4
Intangible assets	5	—
Other	6	4
Total deferred tax assets	2,911	2,922
Valuation allowance associated with deferred tax assets	(1,951)	(1,860)
Net deferred tax assets	960	1,062

Deferred tax liabilities:
Inventories, net	(7)	(3)
Property, plant and equipment, net	(250)	(223)
Intangible assets, net	—	(9)
Lease assets	(44)	(43)
Foreign exchange	(1)	(6)
Interest	—	(7)
Other	(2)	(3)
Total deferred tax liabilities	(304)	(294)
Net deferred tax asset	$656	$768

Balance sheet classifications:
Deferred tax assets — long-term	$830	$917
Deferred tax liabilities — long-term	$(174)	$(149)
Net deferred tax asset	$656	$768
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
There was an increase to our valuation allowance of $91 million and $333 million during 2024 and 2023, respectively. The table below sets forth the changes, by jurisdiction:

	December 31,
	2024	2023
United Kingdom	$5	$11
United States	(1)	(18)
Australia	39	346
The Netherlands	32	—
Brazil	15	—
Switzerland	—	(7)
China	1	1
Total increase in valuation allowances	$91	$333
During the year ended December 31, 2024, we identified negative evidence concerning our ability to realize our deferred tax assets in Brazil and the Netherlands. This evidence primarily relates to operational losses generated during the year, a three-year cumulative loss threshold crossed during the year, and fluctuating levels of income and expenses which have led to uncertainty regarding the ability to generate net income in these regions for the foreseeable future. After weighing all the positive and negative evidence, we determined it is more likely than not that Brazil and the Netherlands deferred tax assets may not be realized. As a result, we recorded non-cash charges of $16 million and $33 million to tax expense for Brazil and the Netherlands, respectively.
During the year ended December 31, 2023, the Company identified negative evidence concerning our ability to realize the net balance of our Australia group deferred tax assets. This evidence primarily relates to losses generated during the year and uncertainty regarding the region's ability to generate income in the near term. After weighing all the positive and negative evidence, we determined that it is more likely than not that the Australia deferred tax assets may not be realized. As a result, we recorded a $293 million non-cash charge to tax expense for the year ended December 31, 2023.
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
At December 31, 2024, we continue to maintain full valuation allowances related to the total net deferred tax assets in the United Kingdom, as we cannot objectively assert that these deferred tax assets are more likely than not to be realized. Future provisions for income taxes in Australia, Brazil, the Netherlands and the United Kingdom will include no tax benefits with respect to losses incurred and tax expense only to the extent of current tax payments until the valuation allowances are eliminated. Additionally, we have valuation allowances against specific tax assets in China, South Africa and the U.S.
The deferred tax assets generated by tax loss carryforwards in Australia, Brazil, China, the Netherlands and the United Kingdom have been fully offset by valuation allowances. In the United States, the deferred tax assets generated by tax loss carryforwards are partially offset by a valuation allowance to the extent they are subject to expiration. The expiration of tax loss carryforwards at December 31, 2024 are shown below. The tax loss carryforwards in Australia, Brazil, France, Saudi Arabia, the Netherlands and the United Kingdom do not expire.

	2025	2026	2027	2028	2029	2030 - 2044	Unlimited	Total Tax Loss Carryforwards
United Kingdom	$—	$—	$—	$—	$—	$—	$(140)	$(140)
Australia	—	—	—	—	—	—	(675)	(675)
The Netherlands	—	—	—	—	—	—	(109)	(109)
France	—	—	—	—	—	—	(165)	(165)
Saudi Arabia	—	—	—	—	—	—	(3)	(3)
China	—	—	(3)	(6)	(1)	—	—	(10)
Brazil	—	—	—	—	—	—	(21)	(21)
Other	—	—	—	—	—	—	(1)	(1)
U.S. Federal	—	—	—	—	—	(3,911)	(334)	(4,245)
U.S. State	(27)	(55)	(2)	(4)	(1)	(4,001)	(34)	(4,124)
Total tax loss carryforwards	$(27)	$(55)	$(5)	$(10)	$(2)	$(7,912)	$(1,482)	$(9,493)

At December 31, 2024, Tronox Holdings plc had foreign subsidiaries with undistributed earnings. Although we would not be subject to income tax on these earnings, amounts totaling $600 million are in specific jurisdictions which we assert are indefinitely reinvested outside of the parents' taxing jurisdictions. These amounts could be subject to withholding tax if distributed, but the Company has made no provision for tax related to these undistributed earnings. The Company has removed its assertion that earnings in China are indefinitely reinvested, and the withholding tax accruals for potential repatriations from that jurisdiction are now reflected in the effective tax rate reconciliation above.

The noncurrent liabilities section of our Consolidated Balance Sheet does not reflect any reserves for uncertain tax positions for either 2024 or 2023.
Our France returns are closed through 2021. Our China and U.S. returns are closed through 2020. Our Brazil, Netherlands and South Africa returns are closed through 2019. Our Australia returns are held open from 2019 and our U.K. returns are held open from 2020 for tax audits.
We believe that we have made adequate provision for income taxes that may be payable with respect to years open for examination; however, the ultimate outcome is not presently known and, accordingly, additional provisions may be necessary and/or reclassifications of noncurrent tax liabilities to current may occur in the future.
During the year ended December 31, 2023, the United Kingdom enacted legislation consistent with guidance from the Organization for Economic Co-operation and Development ("OECD") for the implementation of Pillar Two, effective in 2024. Additionally, various other jurisdictions have now implemented Domestic Minimum Taxes which are also effective for 2024. Neither the UK Multinational Top-up Tax nor any jurisdiction's Domestic Minimum Tax have an impact on our income tax provisions for 2024.
6.    (Loss) Income Per Share
The computation of basic and diluted (loss) income per share for the periods indicated is as follows:

	Year Ended December 31,
	2024	2023	2022
Numerator – Basic and Diluted:
Net (loss) income	$(54)	$(314)	$500
Less: Net (loss) income attributable to noncontrolling interest	(6)	2	3
Net (loss) income available to ordinary shares	$(48)	$(316)	$497

Denominator – Basic and Diluted:
Weighted-average ordinary shares, basic (in thousands)	157,819	156,397	154,867
Weighted-average ordinary shares, diluted (in thousands)	157,819	156,397	157,110

Net (loss) income per Ordinary Share:
Basic net (loss) income per ordinary share	$(0.31)	$(2.02)	$3.21
Diluted net (loss) income per ordinary share	$(0.31)	$(2.02)	$3.16
Net (loss) income per ordinary share amounts were calculated from exact, unrounded net (loss) income and share information. Anti-dilutive shares not recognized in the diluted net (loss) income per share calculation for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Shares
	2024	2023	2022
Options	—	217,643	515,092
Restricted share units	1,997,987	2,475,125	1,590,086
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
The program is structured on a revolving basis under which cash collections from receivables are used to fund additional purchases of receivables at 100% face value, not to exceed the facility limit. At December 31, 2024 and 2023, the total value of accounts receivable sold under the Securitization Facility and derecognized from the Company's Consolidated Balance Sheet was $215 million and $186 million, respectively. This resulted in the Company recording $15 million and $5 million within "Accounts payable" on the Consolidated Balance Sheet at December 31, 2024 and 2023, respectively, as this amount is due to the Purchaser as a result of a periodic decrease in accounts receivable sold to the Purchaser, which was paid in January 2025 and January 2024, respectively. Additionally, at December 31, 2024 and 2023, respectively, we retained $109 million and $129 million of unsold receivables that we pledged as collateral for the sold receivables.
The following table sets forth a summary of the receivables sold and fees incurred under the program during the related periods:

	Year Ended December 31,
	2024	2023
Cash proceeds from collections reinvested in the program	$1,051	$821
Incremental accounts receivables sold	1,080	884
Fees incurred[1]	15	11
1 Fees due to the Purchaser relate to monthly utilization of the Securitization Facility and are recorded in "Other income (expense), net" in our Consolidated Statements of Operations.
8.    Inventories, net
Inventories, net consisted of the following:

	December 31,
	2024	2023
Raw materials	$329	$352
Work-in-process	129	141
Finished goods, net	855	688
Materials and supplies, net	238	240
Inventories, net	$1,551	$1,421
Materials and supplies, net consists of processing chemicals, maintenance supplies, and spare parts, which will be consumed directly and indirectly in the production of our products.

At December 31, 2024 and 2023, there was approximately $59 million and $57 million, respectively, of inventory that is not expected to be sold within in one year and as such, has been recorded in "Other long-term assets" on the Consolidated Balance Sheet.
At December 31, 2024 and 2023, inventory obsolescence reserves were $44 million and $42 million, respectively. At December 31, 2024 and December 31, 2023, reserves for lower of cost and net realizable value were $28 million and $50 million, respectively.
9.    Property, Plant and Equipment
Property, plant and equipment, net of accumulated depreciation, consisted of the following:

	December 31,
	2024	2023
Land and land improvements	$236	$237
Buildings	407	404
Machinery and equipment	2,621	2,530
Construction-in-progress	490	319
Other	35	60
Subtotal	3,789	3,550
Less: accumulated depreciation	(1,862)	(1,715)
Property, plant and equipment, net	$1,927	$1,835
Substantially all the Property, plant and equipment, net is pledged as collateral for our debt. See Note 13.
The table below summarizes depreciation expense related to property, plant and equipment for the periods presented, recorded in the specific line items in our Consolidated Statements of Operations:

	Year Ended December 31,
	2024	2023	2022
Cost of goods sold	$218	$210	$205
Selling, general and administrative expenses	4	4	4
Total	$222	$214	$209

10.    Mineral Leaseholds, net
Mineral leaseholds, net of accumulated depletion, consisted of the following:

	December 31,
	2024	2023
Mineral leaseholds	$1,249	$1,260
Less accumulated depletion	(633)	(606)
Mineral leaseholds, net	$616	$654
Depletion expense related to mineral leaseholds during 2024, 2023, and 2022 was $31 million, $30 million, and $29 million, respectively, and was recorded in “Cost of goods sold” in the Consolidated Statements of Operations.
11.    Intangible Assets, net

Intangible Assets, net of accumulated amortization, consisted of the following:

	December 31, 2024			December 31, 2023
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$291	$(270)	$21	$291	$(250)	$41
TiO2 technology	94	(51)	43	93	(44)	49
Internal-use software and other	239	(59)	180	201	(48)	153
Intangible assets, net	$624	$(380)	$244	$585	$(342)	$243

As of December 31, 2024 and 2023, internal-use software included approximately $116 million and $125 million, respectively, of capitalized software costs which are not being amortized as the software is not ready for its intended use.
The table below summarizes amortization expense related to intangible assets for the periods presented, recorded in the specific line items in our Consolidated Statements of Operations:

	Year Ended December 31,
	2024	2023	2022
Cost of goods sold	$6	$3	$2
Selling, general and administrative expenses	26	28	29
Total	$32	$31	$31
Estimated future amortization expense related to intangible assets is $38 million for 2025, $28 million for 2026, $33 million for 2027, $33 million for 2028, $31 million for 2029 and $81 million thereafter.
12.    Balance Sheet and Cash Flows Supplemental Information
Accrued liabilities consisted of the following:

	December 31,
	2024	2023
Employee-related costs and benefits	$107	$111
Related party payables	13	1
Interest	17	16
Sales rebates	40	36
Taxes other than income taxes	9	6
Asset retirement obligations	14	14
Other accrued liabilities	47	46
Accrued liabilities	$247	$230

Additional supplemental cash flow information for the year ended and as of December 31, 2024, 2023 and 2022 is as follows:

	Year Ended December 31,
Supplemental non cash information:	2024	2023	2022
Operating activities - Chloride slag inventory purchases made from AMIC (including VAT)	$67	$51	$—
Operating activities - reduction of Hawkins Point environmental obligation	$—	$—	$12
Operating activities - MGT sales made to AMIC	$6	$6	$3
Operating activities - Interest expense on MGT loan	$1	$2	$1
Operating activities - Withholding tax on sale of royalty interest[1]	$7	$—	$—
Investing activities - In-kind receipt of AMIC loan repayment	$67	$51	$—
Investing activities - Proceeds from sale of royalty interest[1]	$7	$—	$—
Investing activities - sale of Hawkins Point land	$—	$—	$12
Financing activities - Repayment of MGT loan	$6	$6	$3
Financing activities - Initial commercial insurance premium financing agreement	$18	$18	$21

	December 31,
	2024	2023	2022
Capital expenditures acquired but not yet paid	$91	$67	$72

1 - During the year ended December 31, 2024, the Company sold a royalty interest in certain Canadian mineral properties for proceeds of $28 million (net of associated transaction costs) which was recorded in "Other (expense) income, net" on the consolidated statement of operations. Of the total proceeds, $7 million were withheld for tax purposes and never collected by the Company.
13. Debt

Long-term Debt
Long-term debt, net of an unamortized discount and debt issuance costs, consisted of the following:

	Original Principal	Annual Interest Rate	Maturity Date	December 31, 2024	December 31, 2023
Term Loan Facility, net of unamortized discount(1)	$1,300	Variable	3/11/2028	$—	$898
2022 Term Loan Facility, net of unamortized discount(1)	400	Variable	4/4/2029	—	390
2023 Term Loan Facility, net of unamortized discount(1)	350	Variable	8/16/2028	—	347
2024 Term Loan Facility, net of unamortized discount(1)	741	Variable	4/4/2029	735	—
2024-B Term Loan Facility, net of unamortized discount(1)	902	Variable	9/30/2031	896	—
Senior Notes due 2029	1,075	4.63%	3/15/2029	1,075	1,075
Standard Bank Term Loan Facility(1)	98	Variable	11/11/2026	—	64
RMB Term Loan Facility(1)	64	Variable	8/16/2029	58	—
Australian Government Loan, net of unamortized discount	N/A	N/A	12/31/2036	1	1
MGT Loan(2)	36	Variable	Variable	19	25
Finance leases				42	43
Long-term debt				2,826	2,843
Less: Long-term debt due within one year				(35)	(27)
Debt issuance costs				(32)	(30)
Long-term debt, net				$2,759	$2,786

(1)The average effective interest rate, including impacts of our interest rate swap, for the Term Loan Facility was 5.9% and 6.6% for the year ended December 31, 2024 and 2023, respectively. The average effective interest rate on the 2022 Term Loan Facility was 9.2% and 8.7% for the year ended December 31, 2024 and 2023, respectively. The average effective interest rate on the 2023 Term Loan Facility was 9.3% and 10.1% for the year ended December 31, 2024 and 2023, respectively. The average effective interest rate on the 2024 Term Loan Facility, including the impacts of the interest rate swaps, was 7.7% for the year ended December 31, 2024. The average effective interest rate on the 2024-B Term Loan Facility, including the impacts of the interest rate swaps) was 6.1% for the year ended December 31, 2024. The average effective interest rate on the Standard Bank Term Loan Facility was 10.8% and 10.3% for the year ended December 31, 2024 and 2023, respectively. The average effective interest rate on the RMB Term Loan Facility was 10.4% for the year ended December 31, 2024.
(2)The MGT loan is a related party debt facility. Average effective interest rate on the MGT loan was 6.1% and 6.0% during the year ended December 31, 2024 and 2023, respectively. Refer below for further details.
At December 31, 2024, the scheduled maturities of our long-term debt were as follows:

Total Borrowings
2025	35
2026	38
2027	34
2028	30
2029	1,829
Thereafter	873
Total	2,839
Remaining accretion associated with the 2024 Term Loan Facility and the 2024-B Term Loan Facility	(13)
Total borrowings	2,826
Long-term Debt
Term Loan Facility and Cash Flow Revolver
On March 11, 2021, Tronox Finance LLC (the "Borrower", the Borrower's indirect parent company, Tronox Holdings plc (the "Company"), and certain of the Company's subsidiaries, entered into an amendment and restatement of its then existing senior secured first lien term loan credit facility dated as of September 22, 2017 pursuant to which, among other things, the Borrower amended and restated such existing credit facility with a new amended and restated senior secured first lien credit agreement dated as of September 22, 2017 (as amended through and including March 11, 2021, the "New Credit Agreement") with a syndicate of lenders and HSBC Bank USA, National Association, as administrative agent and collateral agent. The New Credit Agreement provided the Borrower with (a) a new seven-year term loan facility (the "Term Loan Facility") in an aggregate initial principal amount of $1.3 billion and (b) new five-year cash flow revolving facility (the "Cash Flow Revolver") providing initial revolving commitments of $350 million and a sublimit of $125 million for letters of credit. The maturity date on the Term Loan Facility and the Cash Flow Revolver was March 11, 2028 and March 11, 2026, respectively.
Subject to certain customary and other exceptions, the obligations of the Borrower under the New Credit Agreement were (a) guaranteed on a joint and several basis by the Company and certain of the Company's restricted subsidiaries, and (b) secured by a first priority lien on substantially all of the Borrower's and gurantors' assets, including inventory, receivables and related assets, and equipment, equity interests in subsidiaries, and material real property, in each case subject to certain limitations and principles.
In June 2023, in anticipation of Reference Rate Reform, we amended our interest rate terms of the Term Loan Facility and Cash Flow Revolver from LIBOR to SOFR pursuant to the New Credit Agreement (the "Second Amendment"). The Term Loan Facility and Cash Flow Revolver bore interest at either the base rate or the SOFR rate, at the Company's discretion, in each case plus an applicable margin.
Commencing June 30, 2021, the Cash Flow Revolver contained a springing financial covenant when a loan amount is drawn exceeding 35% of the Cash Flow Revolver. In this instance, the first lien net leverage ratio shall not exceed 4.75x at quarter end testing period.
During the year ended December 31, 2022, we drew down $133 million on our Cash Flow Revolver and repaid $103 million as of December 31, 2022. As of December 31, 2022, there was $30 million outstanding revolving credit loans (recorded within "Short-term debt" on the Consolidated Balance Sheet) under the Cash Flow Revolver, which was fully repaid during the year ended December 31, 2023. Additionally, there was $7 million of issued and undrawn letters of credit under the Cash Flow

Revolver as of December 31, 2023. Additionally, in connection with the sale of the Hawkins Point Plant (refer to Note 18 - Commitments & Contingencies for further details), in December 2022, a $50 million undrawn letter of credit was issued as a bi-lateral, stand-alone arrangement. Debt issuance costs associated with the Cash Flow Revolver of $1 million were included in “Other long-term assets” in the Consolidated Balance Sheets at December 31, 2023, and were amortized over the life of the Cash Flow Revolver.
In August 2024 and September 2024, we refinanced the Cash Flow Revolver and the Term Loan Facility, respectively, with the New Cash Flow Revolver and the 2024-B Term Loan Facility as discussed below.

2022 Term Loan Facility

On April 4, 2022, the Borrower, the Company, certain of the Company's subsidiaries, the incremental term lender party thereto, and HSBC Bank USA. National Association, as Administrative Agent and Collateral Agent, entered into Amendment No. 1 to the New Credit Agreement (the "First Amendment"). The First Amendment provided the Borrower with a new seven-year incremental term loan facility (the "2022 Term Loan Facility" and, the loans thereunder, the "2022 Incremental Term Loans") under the New Credit Agreement in an aggregate initial principal amount of $400 million.

The obligations of the Borrower under the 2022 Term Loan Facility were guaranteed and secured by the same guarantees and liens under the New Credit Agreement with respect to the Term Loan Facility (as discussed above). The 2022 Incremental Term Loans were a separate class of loans under the credit agreement, and if the Borrower elected to make an optional prepayment under the credit agreement or was required to make a mandatory prepayment under the credit agreement, the Borrower, may have, in each case, selected which class or classes of loans to prepay.

The 2022 Incremental Term Loans amortized in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the 2022 Incremental Term Loans commencing with the second full fiscal quarter after the effective date of the 2022 Incremental Term Loan Facility. The final maturity of the 2022 Incremental Term Loans was to occur on the seventh anniversary of the effective date of the 2022 Incremental Term Loan Facility. The 2022 Incremental Term Loan Facility permitted amendments thereto whereby individual lenders may have extended the maturity date of their outstanding loans upon the Borrower's request without the consent of any other lender, so long as certain conditions were met.

The 2022 Incremental Term Loans bore interest, at the Borrower's option, at either the base or the SOFR rate, in each case plus an applicable margin. The applicable margin in respect of the 2022 Incremental Loans was 2.25% per annum, for base rate loans, or 3.25% per annum, for SOFR rate loans. The 2022 Incremental Term Loans had an interest rate floor of 0.50%.

The 2022 Incremental Term Loan Facility contained the same negative covenants applicable to the term loans outstanding under the New Credit Agreement immediately prior to the effectiveness of the First Amendment, which covenants, subject to certain limitations, thresholds and exceptions, limit the Company and its restricted subsidiaries to (among other restrictions): incur indebtedness; grant liens; pay dividends and make subsidiary and certain other distributions; sell assets; make investments; enter into transactions with affiliates; and make certain modifications to material documents (including organizational documents).

The proceeds of the 2022 Incremental Term Loans were used on April 4, 2022, along with cash on hand, to redeem previous senior notes of $500 million. As a result of this transaction, we recognized approximately $21 million, including a call premium of $18 million, in "Loss on extinguishment of debt" on the Consolidated Statements of Operations for the year ended December 31, 2022.

As of December 31, 2023, the total outstanding principal balance was $393 million, of which $4 million was recorded within "Long-term debt due within one year" on the Consolidated Balance Sheet. In May 2024, the 2022 Term Loan Facility was refinanced, along with the 2023 Term Loan Facility, with the 2024 Term Loan Facility (as discussed below).

2023 Term Loan Facility

In August 2023, the Borrower, the Company, certain of the Company’s subsidiaries, the incremental term lender party thereto and HSBC Bank USA, National Association, as Administrative Agent and Collateral Agent, entered into Amendment No. 3 to the New Credit Agreement (the "Third Amendment"). The Third Amendment provided the Borrower with a new five-year incremental term loan facility ("the 2023 Term Loan Facility" and, the loans thereunder, the "2023 Incremental Term Loans") under the New Credit Agreement in an aggregate initial principal amount of $350 million. A portion of the proceeds of the 2023 Term Loan Facility were used to repay $159 million of then-outstanding borrowings under the Company's existing revolving credit facilities and to enhance available liquidity for upcoming capital expenditures.

The obligations of the Borrower under the 2023 Term Loan Facility were guaranteed and secured by the same guarantees and liens under the New Credit Agreement with respect to the Term Loan Facility and 2022 Term Loan Facility (as discussed above). The 2023 Incremental Term Loans were a separate class of loans under the credit agreement, and if the Borrower elected to make an optional prepayment under the credit agreement or was required to make a mandatory prepayment under the credit agreement, the Borrower, may have, in each case, selected which class or classes of loans to prepay.

The 2023 Incremental Term Loans amortized in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the 2023 Incremental Term Loans commencing with the second full fiscal quarter after the effective date of the 2023 Incremental Term Loan Facility. The final maturity of the 2023 Incremental Term Loans was to occur on August 16, 2028. The 2023 Incremental Term Loan Facility permitted amendments thereto whereby individual lenders may have extended the maturity date of their outstanding loans upon the Borrower’s request without the consent of any other lender, so long as certain conditions were met.

The 2023 Incremental Term Loans bore interest, at the Borrower's option, at either the base or the SOFR rate, in each case plus an applicable margin. The applicable margin in respect of the 2023 Incremental Term Loans was 2.50% per annum for base rate loans, or 3.50% per annum for SOFR rate loans. The 2023 Incremental Term Loans had an interest rate floor of 0.50%.

The 2023 Incremental Term Loan Facility contained the same negative covenants applicable to the term loans outstanding under the New Credit Agreement immediately prior to the effectiveness of the Third Amendment, which covenants, subject to certain limitations, thresholds and exceptions, limit the Company and its restricted subsidiaries to (among other restrictions): incur indebtedness; grant liens; pay dividends and make subsidiary and certain other distributions; sell assets; make investments; enter into transactions with affiliates; and make certain modifications to material documents (including organizational documents).

As of December 31, 2023, the total outstanding principal balance was $350 million, of which $4 million was recorded within "Long-term debt due within one year" on the Consolidated Balance Sheet. In May 2024, the 2023 Term Loan Facility was refinanced, along with the 2022 Term Loan Facility, with the 2024 Term Loan Facility (as discussed below).

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

On December 18, 2024, the Borrower, together with the Company and certain of the Company's subsidiaries, entered into Amendment No. 7 (the "Repricing Agreement") with the term lenders party thereto and HSBC Bank USA, National Association, as Administrative Agent and Collateral Agent. The Repricing Amendment amended the 2024 Term Loan Facility by (i) reducing the applicable rate per annum applicable thereto by 50 basis points to 1.25% per annum for base rate loans or 2.25% per annum for SOFR rate loans and (ii) implementing certain mechanical and other related changes. As of December 31, 2024, the applicable margin under the 2024 Term Loan Facility was 2.25%. As of December 31, 2024, the total outstanding principal balance was $741 million, of which $6 million is recorded within "Long-term debt due within one year" on the Consolidated Balance Sheet.

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

The 2024-B Term Loan Facility will amortize in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the 2024-B Term Loans commencing with the second full fiscal quarter after the effective date of the 2024-B Term Loan Facility. The final maturity of the 2024-B Term Loan Facility will occur on September 30, 2031. The 2024-B Refinancing Facility permits amendments thereto whereby individual lenders may extend the maturity date of their outstanding loans upon the Borrower’s request without the consent of any other lender, so long as certain conditions are met. The 2024-B Term Loans shall bear interest, at the Borrower’s option, at either the base rate or the SOFR rate, in each case plus an applicable margin. The applicable margin in respect of the 2024-B Term Loan Facility is 1.5% per annum for base rate loans or 2.5% per annum for SOFR rate loans. Based on our first lien net leverage ratio pursuant to the credit agreement, the applicable margin under the 2024-B Term Loan Facility as of December 31, 2024 was 2.50%.

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

As a result of this transaction, we recognized approximately $2 million in "Loss on extinguishment of debt" on the Consolidated Statement of Operations for the year ended December 31, 2024. As of December 31, 2024, the total outstanding principal balance was $902 million, of which $9 million is recorded within "Long-term debt due within one year" on the Consolidated Balance Sheet.
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

Standard Bank Term Loan Facility and Revolving Credit Facility

On October 1, 2021, Tronox Minerals Sands Proprietary Limited, a wholly-owned subsidiary of the Company, entered into an amendment and restatement of a new credit facility with Standard Bank. The new credit facility provided the Company with (a) a new five-year term loan facility in an aggregate principal amount of R1.5 billion (approximately $98 million) (the "Standard Bank Term Loan Facility") and (b) a new three-year revolving credit facility (the "Standard Bank Revolving Credit Facility") providing initial revolving commitments of R1.0 billion (approximately $55 million). The maturity date on the Standard Bank Term Loan Facility and the Standard Bank Revolving Credit Facility was November 11, 2026 and October 1, 2024, respectively. The Standard Bank Term Loan Facility had a delayed draw feature up to thirty business days from the effective date of the executed credit agreement. Mandatory capital repayments of R37.5 million (approximately $2 million) were scheduled quarterly with the first mandatory repayment which started in December 2021. Both the Standard Bank Term Loan Facility and the Standard Bank Revolving Credit Facility bore interest at an adjusted JIBAR rate plus an applicable margin. The applicable margin on the Standard Bank Term Loan Facility was 2.35%. The applicable margin on the Standard Bank Revolving Credit Facility was based upon average credit utilization during any interest period. If the revolving credit facility utilization was less than 33%, less than 66% but greater than 33%, or greater than 66%, the applicable margin was 2.10%, 2.25%, and 2.40%, respectively.

Pursuant to the credit agreement, on November 11, 2021, the Company drew down the total outstanding principal balance of R1.5 billion (approximately $98 million) on the Standard Bank Term Loan Facility. As of December 31, 2023, the total outstanding principal balance was R1.2 billion (approximately $64 million), of which R150 million (approximately $8 million) was recorded within "Long-term debt due within one year" on the Consolidated Balance Sheet. Additionally, during the year ended December 31, 2023, we drew down R650 million (approximately $36 million) under the Standard Bank Revolving Credit Facility for general corporate purposes and fully repaid the outstanding amount during the year.

In August 2024, we refinanced the Standard Bank Term Loan Facility and the Standard Bank Revolving Credit Facility as is discussed below under "RMB Term Loan Facility and RMB Revolving Credit Facility".

RMB Term Loan Facility and RMB Revolving Credit Facility

On August 16, 2024, Tronox Minerals Sands Proprietary Limited and Tronox KZN Sands Proprietary Limited, wholly- owned subsidiaries of the Company, entered into Amendment No. 2 (“the Amendment”) and restatement of a credit facility with RMB, that supersedes and replaces the Standard Bank Term Loan Facility and the Standard Bank Revolving Credit Facility in their entirety. The amended credit facility provides the Company with (a) a new five-year term loan facility in an aggregate principal amount of R1.1 billion (approximately $58 million at the December 31, 2024 exchange rate) (the "RMB Term Loan Facility") and (b) a new three-year revolving credit facility (the "RMB Revolving Credit Facility") providing an increase of the revolving commitments of R1.2 billion (approximately $63 million at the December 31, 2024 exchange rate). The maturity date on the RMB Term Loan Facility and the RMB Revolving Credit Facility is August 16, 2029 and August 16, 2027, respectively. Mandatory capital repayments of R37.5 million (approximately $2 million at the December 31, 2024 exchange rate) are scheduled quarterly with the first mandatory repayment starting in March 31, 2025.

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

As of December 31, 2024, we drewdown 400 million ZAR (approximately $21 million at the December 31, 2024 exchange rate) on the RMB Revolving Credit Facility for general corporate purposes, which is recorded in "Short-term debt" on the Consolidated Balance Sheet.

As of February 17, 2025, the outstanding principal balance on the RMB Revolving Credit Facility was 600 million ZAR (approximately $32 million at the December 31, 2024 exchange rate).

Australian Government Loan

We maintain an interest-free loan with the Australian government (“Australian Government Loan”) that is subject to renewal every 5 years and is contingent on renewal of our Australind site leases with final maturity in December 2036. The loan balance due upon maturity is AUD 6 million (approximately $4 million at the December 31, 2024 exchange rate). At December 31, 2024, the discounted value on the Australian Government Loan was approximately AUD 2 million (approximately $1 million at the December 31, 2024 exchange rate).

MGT Loan

On December 17, 2020, we completed our agreement with Cristal to acquire certain assets co-located at our Yanbu facility which produce metal grade TiCl4 (“MGT”) in exchange for a $36 million note payable. Repayment of the note payable is based on a fixed U.S. dollar per metric ton quantity of MGT delivered by us to Advanced Metal Industries Cluster and Toho Titanium Metal Co. Ltd (ATTM) over time and therefore the ultimate maturity date is variable in nature. If ATTM fails to purchase MGT from us under certain contractually agreed upon conditions, then at our election we may terminate the MGT supply agreement with ATTM and will no longer owe any amount under the loan agreement with Cristal. We currently estimate the ultimate maturity to be between approximately five to six years, subject to actual future MGT production levels. The interest rate is based on the Saudi Arabian Interbank Offered Rate (“SAIBOR”) plus a premium. As of December 31, 2024, the outstanding balance of the note payable was $19 million, of which $7 million is expected to be paid within the next twelve months (recorded within "Long-term debt due within one year" on our Consolidated Balance Sheet). Refer to Note 22 for further information on the MGT transaction.

Short-term Debt
Cash Flow Revolver
For a description of the Cash Flow Revolver, see details above under "Term Loan Facility and Cash Flow Revolver".
New Cash Flow Revolver

On August 15, 2024, the Borrower (as defined above), together with the Company and certain of the Company's subsidiaries, entered into Amendment No. 5 to the Credit Agreement (as defined above) with the revolving lenders party thereto and HSBC Bank USA, National Association, as Administrative Agent and Collateral Agent. Amendment No. 5 provides for a $350 million replacement revolving loan facility (the "New Cash Flow Revolver") which refinanced and replaced the Borrower's existing $350 million revolving loan facility (the "Cash Flow Revolver").

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

The New Cash Flow Revolver shall bear interest, at the Borrower's option, at either the base rate or the SOFR rate, in each case plus an applicable margin. The applicable margin in respect of the New Cash Flow Revolver shall be determined based on the Borrower's first lien net leverage ratio as of the then most recently ended fiscal quarter and shall range from 1.25% to 0.75% per annum for base rate loans or 2.25% to 1.75% per annum for SOFR rate loans. As of December 31, 2024, the applicable margin on the New Cash Flow Revolver was 2.25%.

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

As a result of this transaction, we recorded less than $1 million in "Loss on extinguishment of debt" on the Consolidated Statement of Operations for the year ended December 31, 2024. As of December 31, 2024, we drewdown $33 million on the new Cash Flow Revolver, which is recorded in "Short-term debt" on the Consolidated Balance Sheet. Debt issuance costs associated with the new Cash Flow Revolver of $2 million were included in “Other long-term assets” in the Consolidated Balance Sheets at December 31, 2024, and were amortized over the life of the new Cash Flow Revolver. The average effective interest rate on the new Cash Flow Revolver was 6.6% for the year ended December 31, 2024.

As of February 17, 2025, the total outstanding principal balance on the new Cash Flow Revolver was $11 million.
Additionally, there is $12 million of issued and undrawn letters of credit under the new Cash Flow Revolver as of December 31, 2024. Additionally, the undrawn letter of credit that was issued as a bi-lateral, stand-alone arrangement in connection with the sale of the Hawkins Point Plant (as discussed above under "Term Loan Facility and Cash Flow Revolver") had an outstanding balance of $47 million as of December 31, 2024.

Standard Bank Revolving Credit Facility
For a description of the Standard Bank Revolving Credit Facility, see details above under "Standard Bank Term Loan Facility and Revolving Credit Facility".

RMB Revolving Credit Facility
For a description of the RMB Revolving Credit Facility, see details above under "RMB Term Loan Facility and RMB Revolving Credit Facility".

Emirates Revolver

In June 2023, Tronox Pigment UK Limited, as borrower, and Tronox Holdings plc, as guarantor, entered into a new revolving credit facility with Emirates NBD PJSC (“Emirates”) which replaced the existing revolving credit facility with Emirates. The new Emirates revolving credit facility is secured by inventory of Tronox Pigment UK Limited and matured in June 2024. In June 2024, the Company entered into an amendment to extend the maturity date of the Emirates Revolver from June 2024 to December 2024. In December 2024, the Company entered into an amendment to extend the maturity date of the Emirates Revolver from December 2024 to June 2025. The facility limit is 50 million Pound Sterling (approximately $63 million at the December 31, 2024 exchange rate) and can be drawn in either Pound Sterling, Euro or US Dollar. Under the terms of the revolver, for U.S. dollar borrowings, the interest rate is SOFR plus 1.75%, for Euro borrowings, the interest rate is Euribor plus 1.75% and for Pound Sterling borrowings, the interest rate is SONIA plus 1.75%. During the year ended December 31, 2023, we drew down 35 million Pound Sterling (approximately $43 million) and fully repaid the outstanding amount as of December 31, 2023.
As of February 17, 2025, the total outstanding principal balance of the Emirates Revolver was 50 million Pound Sterling (approximately $63 million at the December 31, 2024 exchange rate).
SABB Credit Facility

On October 16, 2019, our KSA subsidiary entered into a short-term working capital facility with the Saudi British Bank (“SABB Facility”) for an amount up to SAR 70 million (approximately $19 million). The SABB Facility bears interest at the Saudi Inter Bank Offered Rate plus 180 basis points on outstanding balances. In November 2023, the Company amended the agreement which amongst other things, extended the maturity date of the SABB Credit Facility from November 30, 2023 to November 30, 2024 and increased the facility limit to SAR 75 million (approximately $20 million at the December 31, 2024 exchange rate). During the year ended December 31, 2023, we drew down SAR 16 million (approximately $4 million at the December 31, 2024 exchange rate) under the SABB Facility for general corporate purposes and fully repaid the outstanding amount as of December 31, 2023. In December 2024, the Company amended the agreement to extend the maturity date of the SABB Credit Facility to December 2025. The facility limit was reduced from SAR 75 million (approximately $20 million at the December 31, 2024 exchange rate) to SAR 45 million (approximately $12 million at the December 31, 2024 exchange rate).

As of February 17, 2025, the total outstanding principal balance of the SABB Credit Facility was SAR 40 million (approximately $11 million at the December 31, 2024 exchange rate).

Itaù Unibanco S.A. Credit Facility

In November 2022, our Brazilian subsidiary entered into a working capital facility with Itaù Unibanco S.A. in Brazil for an amount up to 30 million BRL (approximately $5 million at the December 31, 2024 exchange rate). There is no maturity date under this facility until written notice is given. The facility bears interest at the Bolsa do Brasil reference rate on outstanding balances. There is no borrowings outstanding under this facility at December 31, 2024.
Insurance premium financing

In August 2022, the Company entered into a $21 million insurance premium financing agreement with a third-party financing company. The balance was repaid in monthly installments over 10 months at a 5% fixed annual interest rate.

In August 2023, the Company entered into a $27 million insurance premium financing agreement with a third-party financing company. The financing balance required a 33% down payment and was repaid in monthly installments over 9 months at an 8% fixed annual interest rate.

In August 2024, the Company entered into a $29 million insurance premium financing agreement with a third-party financing company. The financing balance required a 37% down payment and will be repaid in monthly installments over 9 months at an 8.6% fixed annual interest rate.

At both December 31, 2024 and 2023, the financing balance of these arrangements was $11 million and is recorded in "Short-term debt" in the Consolidated Balance Sheet.
Debt Covenants
At December 31, 2024, we are in compliance with all financial covenants in our debt facilities.
Interest and Debt Expense, Net
Interest and debt expense, net in the Consolidated Statements of Operations consisted of the following:

	Year Ended December 31,
	2024	2023	2022
Interest on debt	$168	$157	$132
Amortization of deferred debt issuance costs and discounts on debt	10	9	8
Capitalized interest	(21)	(17)	(17)
Interest on capital leases and letters of credit and commitments	10	9	2
Total interest and debt expense, net	$167	$158	$125
In connection with obtaining debt, we incurred debt issuance costs, which are being amortized through the respective maturity dates on a straight-line basis for all of our debt facilities. At December 31, 2024 and December 31, 2023, we had deferred debt issuance costs of $2 million and $1 million, respectively, related to the new Cash Flow Revolver and Cash Flow Revolver, respectively, which is recorded in “Other long-term assets” in the Consolidated Balance Sheets. At December 31, 2024 and December 31, 2023, we had debt discounts of $13 million and $10 million, respectively, and debt issuance costs of $32 million and $30 million, respectively, primarily related to our term loans and senior notes, which were recorded as a direct reduction of the carrying value of the long-term debt in the Consolidated Balance Sheets.
14.    Derivative Financial Instruments

Derivatives recorded on the Consolidated Balance Sheet:

The following table is a summary of the fair value of derivatives outstanding at December 31, 2024 and 2023:

	Fair Value
	December 31, 2024		December 31, 2023
	Assets(a)	Accrued Liabilities	Assets(a)	Accrued Liabilities
Derivatives Designated as Cash Flow Hedges
Currency Contracts	$—	$13	$—	$—
Interest Rate Swaps	$33	$—	$18	$—
Natural Gas Hedges	$—	$—	$—	$1
Total Hedges	$33	$13	$18	$1
Derivatives Not Designated as Cash Flow Hedges
Currency Contracts	$1	$5	$1	$1
Total Derivatives	$34	$18	$19	$2

(a) At December 31, 2024 and 2023, current assets of $34 million and $19 million, respectively, are recorded in prepaid and other current assets on the Consolidated Balance Sheet.

Derivatives' Impact on the Consolidated Statements of Operations

The following table summarizes the impact of the Company's derivatives on the Consolidated Statements of Operations:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings
	Revenue	Cost of Goods Sold	Other Income (Expense), net	Revenue	Cost of Goods Sold	Other Income (Expense), net	Revenue	Cost of Goods Sold	Other Income (Expense), net
	Year Ended December 31, 2024			Year Ended December 31, 2023			Year Ended December 31, 2022
Derivatives Not Designated as Hedging Instruments
Currency Contracts	$—	$—	$(11)	$—	$—	$3	$—	$—	$1
Derivatives Designated as Hedging Instruments
Currency Contracts	$3	$—	$—	$—	$(4)	$—	$4	$13	$—
Natural Gas Hedges	$—	$(2)	$—	$—	$(5)	$—	$—	$5	$—
Total Derivatives	$3	$(2)	$(11)	$—	$(9)	$3	$4	$18	$1

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

Additionally, on March 27, 2023, the Company entered into a new interest rate swap with a $200 million notional value which matures in March 2028 and effectively converted the variable rate to a fixed rate for that portion of the 2022 Term Loan Facility.

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

As a result of the 2024 Amendment (discussed in Note 13), the Company noted that the hedged transaction associated with the interest rate swap with a notional value of $200 million (which converted the variable rate to a fixed rate for a portion of the 2022 Term Loan Facility) had changed as the hedged transaction would now convert the variable rate to a fixed rate for a portion of the 2024 Term Loan Facility. There were no amendments to the terms of the $200 million interest rate swap, including the notional value, index rate, or expiration date as a result of the 2024 Amendment. However, given the change in the hedged transaction, we completed a hedge effectiveness test and determined that this hedge instrument continues to be highly effective at achieving offsetting cash flows related to the hedged transaction, enabling us to continue to apply hedge accounting over the remaining term of this hedge relationship.

In line with the original maturity date, one of the interest rate swap agreements (notional value of $250 million) expired in September 2024. As a result of this, on September 26, 2024, the Company entered into two new interest-rate swap agreements for a notional of $125 million each with two counterparty banks, for an aggregate notional of $250 million. These new agreements are effective as of September 30, 2024 and will mature on September 30, 2031, in line with the maturity date of the 2024-B Term Loan Facility following Amendment No.6 (discussed in Note 13). The Company has designated these two new hedges as cash flow hedges with the objective of ensuring that the Company continues to achieve the offsetting effect to the interest rate volatility associated with the $250 million portion of the 2024-B Term Loan Facility.
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
As of December 31, 2024, the Company maintains a total of $950 million of interest rate swaps (with $450 million maturing in March 2028 and $500 million maturing in September 2031) with the objective in using the interest-rate swap agreements to add stability to interest expense and to manage the Company's exposure to interest rate movements. These interest rate swaps have been designated as cash flow hedges and involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Fair value gains or losses on these cash flow hedges are recorded in accumulated other comprehensive loss and are subsequently reclassified into interest expense in the same periods during which the hedged transactions affect earnings.
For the year ended December 31, 2024, 2023 and 2022, the amounts recorded in interest expense related to the interest-rate swap agreements were $26 million, $26 million and $4 million, respectively. At December 31, 2024 and December 31, 2023, the net unrealized gain was $26 million and the unrealized gain was $18 million, respectively, and was recorded in "Accumulated other comprehensive loss" on the Consolidated Balance Sheet.
Foreign Currency Risk

From time to time, we enter into foreign currency contracts used to hedge forecasted third party non-functional currency sales for our South African subsidiaries. From time to time, we enter into foreign currency contracts used to hedge forecasted non-functional currency cost of goods sold and forecasted non-functional currency selling, general and administrative expenses ("SG&A expenses") for our Australian subsidiaries. These foreign currency contracts are designated as cash flow hedges. Changes to the fair value of these foreign currency contracts are recorded as a component of other comprehensive (loss) income, if these contracts remain highly effective, and are recognized in net sales, costs of goods sold or SG&A expenses in the period in which the forecasted transaction affects earnings or are recognized in other income (expense), net when the transactions are no longer probable of occurring.

As of December 31, 2024, we had 516 million Australian dollars (or approximately $319 million at the December 31, 2024 exchange rate) and 26 million Australian dollars (or approximately $16 million at the December 31, 2024 exchange rate) outstanding amounts to reduce the exposure of our Australian subsidiaries’ cost of sales and SG&A expenses, respectively, to fluctuations in currency rates, and we had no outstanding amounts to reduce the exposure of our South African subsidiaries' third party sales to fluctuations in currency rates. At December 31, 2024, there was a net loss of $14 million ($13 million unrealized and less than $1 million realized) recorded in "Accumulated other comprehensive loss" on the Consolidated Balance Sheet, of which $8 million is expected to be fully recognized in earnings during the year ended December 31, 2025.

From time to time, we enter into foreign currency contracts for the South African Rand, Australian Dollar, Euro, Pound Sterling and Saudi Riyal to reduce exposure of our subsidiaries’ balance sheet accounts not denominated in our subsidiaries’ functional currency to fluctuations in foreign currency exchange rates. Historically, we have used forward contracts to reduce the exposure. For accounting purposes, these foreign currency contracts are not considered hedges. The change in fair value associated with these contracts is recorded in “Other income (expense), net” within the Consolidated Statements of Operations and partially offsets the change in value of third party and intercompany-related receivables not denominated in the functional currency of the subsidiary. At December 31, 2024, there was (i) 1.4 billion South African Rand (or approximately $73 million at the December 31, 2024 exchange rate), (ii) 113 million Australian dollars (or approximately $70 million at the December 31, 2024 exchange rate), (iii) 34 million Pound Sterling (or approximately $42 million at the December 31, 2024 exchange rate, (iv) 91 million Euro (or approximately $94 million at the December 31, 2024 exchange rate) and (v) 71 million Saudi Riyal (or approximately $19 million at the December 31, 2024 exchange rate) of notional amount of outstanding foreign currency contracts.
15.    Fair Value Measurement
For financial instruments that are subsequently measured at fair value, the fair value measurement is grouped into levels. See Note 2.
Our debt is recorded at historical amounts. The following table presents the fair value of our debt and derivative contracts at both December 31, 2024 and December 31, 2023:

	December 31, 2024		December 31, 2023
	Asset	Liability	Asset	Liability
Term Loan Facility	$—	$—	$—	$903
2022 Term Loan Facility	—	—	—	394
2023 Term Loan Facility	—	—	—	351
2024 Term Loan Facility	—	744	—	—
2024-B Term Loan Facility	—	904	—	—
Standard Bank Term Loan Facility	—	—	—	64
RMB Term Loan Facility	—	58	—	—
Senior Notes due 2029	—	966	—	956
Australian Government Loan	—	1	—	1
MGT Loan	—	19	—	25
Interest rate swaps	33	—	18	—
Natural gas hedges	—	—	—	1
Foreign currency contracts	1	18	1	1
We determined the fair value of the Term Loan Facility, the 2022 Term Loan Facility, the 2023 Term Loan Facility, the 2024 Term Loan Facility, the 2024-B Term Loan Facility and the Senior Notes due 2029 using quoted market prices, which under the fair value hierarchy is a Level 1 input. We determined the fair value of the Standard Bank Term Loan Facility and the RMB Term Loan Facility utilizing transactions in the listed markets for similar liabilities, which under the fair value hierarchy is a Level 2 input. The fair value of the Australian Government Loan and MGT Loan is based on the contracted amount which is a Level 2 input.
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
16.    Leases
Lease expense for the year ended December 31, 2024, 2023 and 2022 was comprised of the following:

	Year Ended December 31,
	2024	2023	2022
Operating lease expense	$39	$37	$39

Finance lease expense:
Amortization of right-of-use assets	6	6	$4
Interest on lease liabilities	5	5	$4

Short term lease expense	41	36	$35
Variable lease expense	8	5	$14
Total lease expense	$99	$89	$96

The table below summarizes lease expense for the year ended December 31, 2024, 2023 and 2022 recorded in the specific line items, which are subsequently recorded in our Consolidated Statements of Operations:

	Year Ended December 31,
	2024	2023	2022
Cost of goods sold	$91	$82	$88
Selling, general and administrative expenses	3	2	4
Interest expense	5	5	4
Total	$99	$89	$96

The weighted-average remaining lease term in years and weighted-average discount rates at December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term:
Operating leases	11.3	11.1
Finance leases	6.95	8.0

Weighted-average discount rate:
Operating leases	11.5%	12.1%
Finance leases	12.0%	12.1%

The maturity analysis for operating leases and finance leases at December 31, 2024 were as follows:

	Operating Leases	Finance Leases
2025	35	10
2026	24	9
2027	18	8
2028	17	8
2029	16	8
Thereafter	125	21
Total lease payments	235	64
Less: imputed interest	(104)	(22)
Present value of lease payments	$131	$42

Additional information relating to cash flows and ROU assets for the year ended December 31, 2024, 2023 and 2022 is as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$38	$40	$39
Operating cash flows used for finance leases	$5	$5	$4
Financing cash flows used for finance leases	$5	$5	$3

Additional information relating to ROU assets for the year ended December 31, 2024 and 2023 is as follows:

	Year Ended December 31,
	2024	2023
ROU assets obtained in exchange for lease obligations:
Operating leases obtained in the normal course of business	$32	$21
Finance leases obtained in the normal course of business	$4	$3

As of December 31, 2024, we have additional operating and finance leases, primarily for equipment and machinery, that have not yet commenced. The related ROU assets of the operating and finance leases are approximately $32 million and $7 million, respectively. These leases will commence in 2025 and in 2026 with lease terms of between approximately 10 and 15 years.
17.    Asset Retirement Obligations
Asset retirement obligations consist primarily of rehabilitation and restoration costs, landfill capping costs, decommissioning costs, and closure and post-closure costs. Activity related to asset retirement obligations was as follows:

	Year Ended December 31,
	2024	2023
Balance, January 1	$186	$161
Additions	9	11
Accretion expense	20	15
Remeasurement/translation	(16)	1
Changes in estimates, including cost and timing of cash flows	—	7
Settlements/payments	(13)	(9)
Other acquisition and divestiture related	—	—
Balance, December 31	$186	$186

	December 31,
	2024	2023
Asset retirement obligations were classified as follows:
Current portion included in “Accrued liabilities”	$14	$14
Noncurrent portion included in “Asset retirement obligations”	172	172
Asset retirement obligations	$186	$186
We used the following assumptions in determining asset retirement obligations at December 31, 2024: inflation rates between 1.6% - 4.3% per year; credit adjusted risk-free interest rates between 5.2% -20.1%; the life of mines from less than 1 to 22 years and the useful life of assets between 4-43 years.
Environmental Rehabilitation Scheme
In accordance with applicable regulations, we established an environmental rehabilitation scheme for the prospecting and mining operations in South Africa, which receives, holds, and invests funds for the rehabilitation or management of asset retirement obligations. At December 31, 2024 and 2023, the total value of the assets held in the environmental rehabilitation scheme were $16 million and $15 million, respectively, which were recorded in “Other long-term assets” in the Consolidated Balance Sheets.
18.    Commitments and Contingencies
Purchase and Capital Commitments—At December 31, 2024, purchase commitments were $395 million for 2025, $212 million for 2026, $187 million for 2027, $313 million for 2028, $159 million for 2029, and $2,165 million thereafter.
Letters of Credit—At December 31, 2024, we had outstanding letters of credit and bank guarantees of $131 million, of which $59 million were letters of credit (inclusive of $47 million related to the sale of Hawkins Point as discussed below) and $72 million were bank guarantees. Amounts for performance bonds were not material.

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

Hawkins Point Plant.  Residual waste mud, known as Batch Attack Mud, and a spent sulfuric waste stream were deposited in an onsite repository (the “Batch Attack Lagoon”) at a former TiO2 manufacturing site, Hawkins Point Plant in Baltimore, Maryland, operated by Cristal USA, Inc. from 1954 until 2011. We assumed responsibility for remediation of the Hawkins Point Plant when we acquired the TiO2 business of Cristal in April 2019. On December 21, 2022, we sold the Hawkins Point Plant to the Maryland Port Administration ("MPA"), a state agency controlled by the Maryland Department of Transportation. Pursuant to the terms of the transaction, MPA became the lead party in developing and implementing appropriate measures to address, treat, control, and mitigate the environmental conditions at the property under the regulatory oversight of the Maryland Department of the Environment ("MPE"). Under MPA ownership, the Hawkins Point Plant will be utilized for storage and beneficial reuse of dredged material from the Port of Baltimore. In exchange for transferring ownership of the site to MPA, Tronox has agreed to make scheduled, annual payments to MPA which together with scheduled, annual contributions from MPA will be used to remediate the property. The sale of the property to MPA did not have a material impact to the Consolidated Statements of Operations. As of December 31, 2024, we have a provision of $41 million included in "Environmental liabilities" in our Consolidated Balance Sheet for the Hawkins Point Plant consistent with the accounting policy described above.

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
19.    Accumulated Other Comprehensive Loss Attributable to Tronox Holdings plc and Other Equity Items
The tables below present changes in accumulated other comprehensive loss by component for 2024, 2023 and 2022.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (losses) on Derivatives	Total
Balance, January 1, 2022	$(628)	$(100)	$(10)	$(738)
Other comprehensive income (loss)	(82)	5	53	(24)
Amounts reclassified from accumulated other comprehensive loss	—	17	(23)	(6)
Balance, December 31, 2022	(710)	(78)	20	(768)
Other comprehensive (loss) income	(19)	(14)	(15)	(48)
Amounts reclassified from accumulated other comprehensive loss	—	—	2	2
Balance, December 31, 2023	$(729)	$(92)	$7	$(814)
Other comprehensive (loss) income	(72)	7	3	(62)
Amounts reclassified from accumulated other comprehensive loss	—	1	(5)	(4)
Balance, December 31, 2024	$(801)	$(84)	$5	$(880)

Repurchase of Common Stock

On November 9, 2021, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's stock through February 2024. During the year ended December 31, 2024, we made no repurchases of the Company's stock. In connection with the expiration in February 2024 of the Company's existing share repurchase program, on February 21, 2024, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's stock through February 21, 2027.

20.    Share-based Compensation

Share-based compensation expense consisted of the following:

	Year Ended December 31,
	2024	2023	2022
Total share-based compensation expense from restricted share units	$21	$21	$26

The stock compensation expense for the year ended December 31, 2023 is inclusive of a $4 million reduction of expense due to the 2021 performance grants.
Tronox Holdings plc Amended and Restated Management Equity Incentive Plan

On March 27, 2019, Tronox Holdings plc assumed the management equity incentive plan previously adopted by Tronox Limited, which plan was renamed the Tronox Holdings plc Amended and Restated Management Equity Incentive Plan. The MEIP permits the grant of awards that are comprised of incentive options, nonqualified options, share appreciation rights, restricted shares, restricted share units, performance awards, and other share-based awards, cash payments, and other forms as the compensation committee of the Board of Directors (the “Board”) in its discretion deems appropriate, including any combination of the above. The maximum number of shares which were initially subjected to awards (inclusive of incentive options) was 20,781,225 ordinary shares and was increased by 8,000,000 on the affirmative vote of our shareholders on June 24, 2020, and further increased by 3,200,000 on the affirmative vote of our shareholders on May 8, 2024.
Restricted Share Units (“RSUs”)
On an annual basis, the Company grants RSUs which have time and/or performance conditions. Both the time-based awards and the performance-based awards are classified as equity awards.
2024 Grants- The Company granted both time-based and performance-based awards to certain members of management. A total of 819,048 of time-based awards were granted to management which will vest ratably over a three-year period ending March 5, 2027. A total of 75,748 of time-based awards were granted to non-employee members of the Board which will vest in May 2025. A total of 819,054 of performance-based awards were granted, of which 409,527 of the awards vest based on a relative Total Shareholder Return ("TSR") calculation and 409,527 of the awards vest based on certain performance metrics of the Company. The non-TSR performance-based awards vest on March 5, 2027 based on the actual 2026 annual return on invested capital (ROIC). Similar to the Company's historical TSR awards granted in prior years, the TSR awards vest based on the Company's three-year TSR versus the peer group performance levels. Given these terms, the TSR metric is considered a market condition for which we used a Monte Carlo simulation to determine the weighted average grant date fair value of $21.70.
Similar TSR awards were granted during 2023 and 2022 with a grant date fair values of $22.42 and $34.41 which was calculated utilizing a Monte Carlo simulation. The following weighted-average assumptions were utilized to value the grants in 2024, 2023 and 2022:

	2024	2023	2022
Dividend yield	—%	N/A	3.22%
Expected historical volatility	47.9%	67.1%	68.0%
Risk free interest rate	4.46%	4.47%	3.06%
Expected life (in years)	3	3	3
The following table presents a summary of activity for RSUs for 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2024	3,318,344	$20.22
Granted	1,713,850	16.69
Vested	(1,185,122)	19.18
Forfeited	(378,298)	21.39
Outstanding, December 31, 2024	3,468,774	$18.70
Expected to vest, December 31, 2024	1,940,745	$17.53

At December 31, 2024, there was $26 million of unrecognized compensation expense related to nonvested RSUs, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.8 years. The weighted-average grant-date fair value of RSUs granted during 2024, 2023 and 2022 was $16.69 per unit, $16.33 per unit, and $19.47 per unit, respectively. The total fair value of RSUs that vested during 2024, 2023 and 2022 was $23 million, $27 million and $44 million, respectively.
Options
We did not issue any options during 2024, 2023 and 2022 and all our options outstanding were fully vested and expired as of December 31, 2024. The following table presents a summary of option activity for 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Intrinsic Value
Outstanding, January 1, 2024	217,643	$22.13	0.13	$—
Exercised	—	—
Forfeited	—	—
Expired	(217,643)	22.13
Outstanding and Exercisable, December 31, 2024	—	$—	0	$—
The aggregate intrinsic values in the table represent the total pre-tax intrinsic value (the difference between our share price at the indicated dates and the options’ exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at the end of the year. The amount will change based on the fair market value of our stock. During 2022, there were 13,881 options exercised with a total intrinsic value of less than $1 million. We issue new shares upon the exercise of options. During 2022, we received less than $1 million in cash for the exercise of stock options. There were no options exercised during 2024 or 2023 and consequently, there was no related intrinsic value. At December 31, 2024, 2023 and 2022, there was no unrecognized compensation expense related to options.
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
The following table outlines the details of our participation in the CDC Plan for the year ended December 31, 2024. The CDC disclosures provided herein are based on the fund’s 2023 annual report, which is the most recently available public information. Based on the total plan assets and accumulated benefit obligation information in the plan’s annual report, the zone status was green as of December 31, 2023. A green zone status indicates that the plan was at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates whether a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. As of December 31, 2024, we are not aware of any financial improvement or rehabilitation plan being implemented or pending. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject.

		Pension Protection Act Zone Status			Tronox Contributions
Pension Fund	EIN/Pension Plan Number	2024	2023	FIP/RP Pending/ Implemented	2024	2023	Surcharge Imposed	Expiration date of Collective- Bargaining Agreement
PGB	NA	N/A	Green	No	$5	$5	No	12/31/2024*
*-A new collective bargaining agreement has been preliminarily negotiated with the new term expected to be for another five years.
On the basis of the information available in the CDC Plan 2023 annual report, our contribution does not constitute more than 5 percent of the total contribution to the plan by all participants. During 2024, the fund did not impose any surcharge on us.

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

Pension and Postretirement Benefit Costs / Obligations
Benefit Obligations and Funded Status — The following provides a reconciliation of beginning and ending benefit obligations, beginning and ending plan assets, funded status, and balance sheet classification of our U.S. and international pension plans and other post-retirement benefit plans ("OPEB") as of and for the years ended December 31, 2024 and 2023. The benefit obligations and plan assets associated with our principal benefit plans are measured on December 31.

	Pensions				Other Post Retirement Benefit Plans
	December 31				December 31
	2024		2023		2024		2023
	US	International	US	International	US	International	US	International
Change in benefit obligations:
Benefit obligation, beginning of year	$199	$163	$199	$154	$1	$24	$1	$17
Service cost	—	3	—	3	—	1	—	1
Interest cost	10	7	11	7	—	3	—	2
Net actuarial (gains) losses	(8)	(13)	13	5	—	(6)	—	6
Curtailments	—	—	—	—	—	—	—	(1)
Foreign currency rate changes	—	(2)	—	5	—	(3)	—	—
Benefits paid	(16)	(11)	(24)	(11)	—	(1)	—	(1)
Benefit obligation, end of year (1)	185	147	199	163	1	18	1	24
Change in plan assets:
Fair value of plan assets, beginning of year	176	109	180	106	—	—	—	—
Actual return on plan assets	11	(9)	20	3	—	—	—	—
Employer contributions	—	5	—	5	—	1	—	1
Benefits paid	(16)	(11)	(24)	(11)	—	(1)	—	(1)
Foreign currency rate changes	—	(2)	—	6	—	—	—	—
Fair value of plan assets, end of year	171	92	176	109	—	—	—	—
Net underfunded status of plans	$(14)	$(55)	$(23)	$(54)	$(1)	$(18)	$(1)	$(24)
Classification of amounts recognized in the Consolidated Balance Sheets:
Other long-term assets	$—	$6	$—	$10	$—	$—	$—	$—
Accrued liabilities	—	(8)	—	(7)	—	(1)	—	(1)
Pension and postretirement healthcare benefits	(14)	(53)	(23)	(57)	(1)	(17)	(1)	(23)
Total liabilities	(14)	(61)	(23)	(64)	(1)	(18)	(1)	(24)
Accumulated other comprehensive loss (income)	57	11	64	11	—	—	—	8
Total	$43	$(44)	$41	$(43)	$(1)	$(18)	$(1)	$(16)
________________
(1)     Since the benefits under the U.S Qualified Plan and the U.K. DB Scheme are frozen, the projected benefit obligation and accumulated benefit obligation are the same.

Contributions
At a minimum, Tronox contributes to its pension plans to comply with local regulatory requirements (e.g., ERISA in the United States). Discretionary contributions in excess of the local minimum requirements are made based on many factors, including long-term projections of the plans' funded status, the economic environment, potential risk of overfunding, pension insurance costs and alternative uses of the cash. Changes to these factors can impact the timing of discretionary contributions from year to year. Pension contributions for its US and international plans were approximately $6 million in 2024 and are currently expected to be approximately $9 million in 2025.
The following table provides information for pension plans where the accumulated benefit obligation exceeds the fair value of the plan assets:

	Pensions
	2024
	US	International
Projected benefit obligation (PBO)	$184	$62
Accumulated benefit obligation (ABO)	$184	$41
Fair value of plan assets	$171	$—

Expected Benefit Payments — The following table shows the expected cash benefit payments for the next five years and in the aggregate for the years 2029 through 2033:

	2025	2026	2027	2028	2029	2030-2034
Pensions - US	$19	$19	$18	$17	$17	$71
Pensions - International	$14	$9	$10	$11	$9	$51
Other Post Retirement Benefit Plans - US	$—	$—	$—	$—	$—	$1
Other Post Retirement Benefit Plans - International	$1	$1	$1	$1	$1	$9

Retirement and Postretirement Healthcare Expense — The table below presents the components of net periodic cost associated with the U.S. and foreign plans recognized in the Consolidated Statements of Operations for 2024, 2023, and 2022:

	Pensions			Other Postretirement Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2024	2023	2022	2024	2023	2022
Net periodic cost:
Service cost	$4	$3	$5	$1	$1	$—
Interest cost(1)	17	18	14	2	2	2
Expected return on plan assets(1)	(20)	(20)	(24)	—	—	—
Net amortization of actuarial loss(1)	1	—	4	—	—	—
Settlement losses (gains)(1)	—	—	20	—	—	—
Curtailment (gains)(1)	—	—	—	—	—	—
Total net periodic cost	$2	$1	$19	$3	$3	$2
________________
(1)    Recorded in Other income (expense), net in the Consolidated Statements of Operations.
Assumptions —

The following weighted average assumptions were used to determine net periodic cost:

	Pension
	2024		2023		2022
	US	International	US	International	US	International
Discount rate	5.42%	4.45%	5.70%	4.70%	2.97%	1.91%
Expected return on plan assets	7.50%	5.00%	7.50%	4.00%	6.80%	2.50%

	OPEB
	2024		2023		2022
	US	International	US	International	US	International
Discount rate	5.95%	11.2%	5.62%	10.59%	2.83%	10.29%
Expected return on plan assets	N/A	N/A	N/A	N/A	N/A	N/A

The following weighted average assumptions were used in estimating the actuarial present value of benefit obligations:

	Pensions
	2024		2023		2022
	US	International	US	International	US	International
Discount rate	5.76%	5.30%	5.42%	4.45%	5.70%	4.70%
Rate of compensation increase	N/A	4.75%	N/A	4.76%	N/A	4.72%

	OPEB
	2024		2023		2022
	US	International	US	International	US	International
Discount rate	5.95%	11.53%	5.95%	10.50%	5.62%	11.10%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
For the U.S. Qualified Plan, at both December 31, 2024 and December 31, 2023, the mortality assumption was determined using the Society of Actuaries' the generational projection scale (i.e. MP-2021) and base table (i.e. Pri-2012).
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
Discount Rate — The 2024 and 2023 rates were selected based on the results of a cash flow matching analysis, which projected the expected cash flows of the plans using a yield curves model developed from a universe of Aa-graded U.S. currency corporate bonds (obtained from Bloomberg) with BVAL scores of 6 or greater.
Plan Assets — The investments of the U.S. and International pension plans are managed to meet the future expected benefit liabilities of the plan over the long term by investing in diversified portfolios consistent with prudent diversification and historical and expected capital market returns. Tronox's U.S. and international pension plans’ weighted-average asset allocations at December 31, 2024 and 2023, and the target asset allocation ranges, by major asset category, are as follows:

	December 31,
	2024				2023
	US		International		US		International
	Actual	Target	Actual	Target	Actual	Target	Actual	Target

Equity securities	48%	48%	—%	—%	49%	50%	—%	—%
Debt securities	48	48	38	38	47	47	38	38
Real estate	1	1	—	—	1	1	—	—
Other	3	3	62	62	3	2	62	62
Total	100%	100%	100%	100%	100%	100%	100%	100%

The fair values of pension investments as of December 31, 2024 are summarized below:

	Fair Value Measurement at December 31, 2024 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
Asset category:
Equities securities:
Global equity securities	$46	(1)	$—		$—		$46
Global commingled equity funds	36	(2)	—		—		36
Debt securities:
US government bonds	50	(3)	—		—		50
Foreign government bonds	17	(3)	—		—		17
US corporate bonds	—		31	(4)	—		31
Foreign corporate bonds	—		19	(4)	—		19
Real Estate:
Property/ real estate fund	—		1	(5)	—		1
Other:
Insurance contracts	—		—		53	(7)	53
Cash & cash equivalents	10	(6)	—		—		10
Total at fair value	$159		$51		$53		$263
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
(7)For insurance contracts, the fair value is estimated as the cost of purchasing equivalent annuities on terms consistent with those currently available in the market. The contracts are with highly rated insurance companies and are classified within level 3 of the valuation hierarchy. The following table summarizes changes in fair value of the pension plan assets classified as level 3 for the year ended December 31, 2024:

Insurance Contracts
Balance, December 31, 2023	$63
Actual return on plan assets	(4)
Purchases, sales, settlements	(5)
Transfers in/out of Level 3	—
Foreign currency translation	(1)
Balance, December 31, 2024	$53

The fair values of pension investments as of December 31, 2023 are summarized below:

	Fair Value Measurement at December 31, 2023, Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
Asset category:
Equities securities:
Global equity securities	$48	(1)	$—		$—		$48
Global commingled equity funds	38	(2)	—		—		38
Debt securities:
US government bonds	48	(3)	—		—		48
Foreign government bonds	22	(3)	—		—		22
US corporate bonds	—		34	(4)	—		34
Foreign corporate bonds	—		21	(4)	—		21
Real Estate:
Property/ real estate fund	—		1	(5)	—		1
Other:
Insurance contracts	—		—		63	(7)	63
Cash & cash equivalents	10	(6)	—		—		10
Total at fair value	$166		$56		$63		$285
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

Defined Contribution Plans
U.S. Savings Investment Plan
In 2006, we established the U.S. Savings Investment Plan (the “SIP”), a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the SIP, our regular full-time and part-time employees contribute a portion of their earnings, and we match these contributions up to a predefined threshold. Our matching contribution is 100% of the first 6% of employee contributions. Effective January 1, 2013, we established a profit sharing contribution at 6% of employees’ pay (“discretionary contribution”). A discretionary contribution of 6% was made for 2024, 2023 and 2022. Our matching contribution to the SIP vests immediately; however, our discretionary contribution is subject to vesting conditions that must be satisfied over a three-year vesting period. Contributions under the SIP, including our match, are invested in accordance with the investment options elected by plan participants. Compensation expenses associated with our matching contribution to the SIP was $5 million, $4 million and $5 million during 2024, 2023 and 2022, respectively, which was included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations. Compensation expense associated with our discretionary contribution was $4 million in 2024, $5 million in 2023 and $5 million in 2022, which was included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.
U.S. Benefit Restoration Plan
In 2006, we established the U.S. Benefit Restoration Plan (the “BRP”), a nonqualified defined contribution plan, for employees whose eligible compensation is expected to exceed the IRS compensation limits for qualified plans. Under the BRP, participants can contribute up to 20% of their annual compensation and incentive. Our matching contribution under the BRP is the same as the SIP. Our matching contribution under this plan vests immediately to plan participants. Contributions under the BRP, including our match, are invested in accordance with the investment options elected by plan participants. Compensation expense associated with our matching contribution to the BRP was $1 million, $1 million and $1 million during 2024, 2023 and 2022, respectively, which was included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.
South Africa Defined Contribution Plans
Tronox Mineral Sands Proprietary Limited, a wholly owned subsidiary of the Company, participates in several defined contribution plans which are registered in the Republic of South Africa and are governed by the South African Pension Funds Act of 1956. These plans provide retirement and other benefits to all permanent employees, and where applicable, retired employees and their dependents. The Company contributes a range of 10% to 15% (depending on the plan) of the employees' predefined pre-tax pensionable earnings. Compensation expense associated with these plans was $8 million, $8 million, and $7 million during 2024, 2023 and 2022, respectively, which was included in both "Costs of goods sold" and "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

22.    Related Party Transactions
Tasnee / Cristal

At December 31, 2024 Cristal International Holdings B.V. (formerly known as Cristal Inorganic Chemical Netherlands Cooperatief W.A.), a subsidiary of Tasnee, owned 37,580,000 shares of Tronox, or a 24% ownership interest.
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
On May 13, 2020, May 23, 2023 and finally on February 21, 2024, we amended the Option Agreement with AMIC (the "First Amendment", the "Second Amendment", and the "Third Amendment", respectively, and collectively, the "Amendments") to, among other things, establish a definitive period during which Tronox and AMIC would discuss whether, and under what circumstances Tronox may acquire the Slagger (the "Renegotiation Period"). In the Third Amendment, we agreed that the Renegotiation Period would extend until December 31, 2024. The Amendments also addressed repayment of the Tronox Loan. In the Third Amendment, we also agreed that until the end of the Renegotiation Period, 65% of all chloride slag produced by the Slagger would be delivered to Tronox as repayment in-kind of the Tronox Loans. The chloride slag was to be valued based on a widely published index for feedstock less an nominal discount (the "Slag Price"). With regard to the remaining 35% of chloride slag produced by the Slagger, under the Third Amendment, Tronox would purchase such chloride slag for cash at the Slag Price. Furthermore, the Third Amendment provided that at the end of the Renegotiation Period full repayment of the Tronox Loan would be due on January 10, 2025 in cash.
The Renegotiation Period expired on December 31, 2024 without any agreement on whether and under what circumstances Tronox would acquire the Slagger.
The following table shows the outstanding balance of the Tronox Loans, which on the Consolidated Balance Sheet is recorded in "Prepaid and other assets" at December 31, 2024 and "Other long-term assets" at December 31, 2023:

	December 31,
	2024	2023
Principal balance	22	80
Accrued interest income balance	4	12
Total outstanding balance	26	92
The following table shows the interest income earned on the Tronox Loans, which is recorded in "Interest income" on our Consolidated Statement of Operations:

	December 31,
	2024	2023	2022
Interest income	2	5	4
The following table shows the amount of feedstock purchased from the Slagger, which is subsequently recorded in "Cost of goods sold" on our Consolidated Statement of Operations:

	December 31,
	2024	2023	2022
Settled as in-kind repayment of Tronox Loans	58	44	—
Settled in cash	33	80	60
Total chloride slag purchases	91	124	60
The following table shows the amounts due to AMIC at period-end regarding the purchase feedstock purchased from the Slagger, which are recorded in "Accrued liabilities" on our Consolidated Balance Sheet:

	December 31,
	2024	2023
Amount due to AMIC for slag purchases	6	—

On February 11, 2025, we entered into a letter agreement with AMIC and its wholly owned subsidiary, Advanced Smelting Industries Co. Ltd. ("ASIC") pursuant to which all provisions of the Option Agreement and all the related letter agreements referenced above were extinguished including the parties' respective rights and obligations in and to the Option Agreement and related letter agreements and any claims arising thereunder except for AMIC's obligation to repay the balance and all interest accrued thereunder in cash on February 20, 2025. In addition, the parties agreed to that for a period of two-years, Tronox would purchase certain quantities of Slag from ASIC based on the Slag Price.

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

	December 31,
	2024	2023	2022
Management fees	—	6	8
Other technical support fees	—	2	2
Total fees received	—	8	10

Outstanding balances for these fees receivable are shown below, which are recorded within “Prepaid and other assets” on the Consolidated Balance Sheet:

	December 31,
	2024	2023
Management fees and other technical support fees	—	1

On December 29, 2019, we entered into an agreement (the "MGT Purchase Agreement") with Cristal to acquire certain assets co-located at our Yanbu facility which produce metal grade TiCl4 ("MGT"). Consideration for the acquisition was the assumption by Tronox of a $36 million note payable to Cristal (the "MGT Loan"). MGT is used at a titanium "sponge" plant facility, 65% of the ownership interests of which are held by Advanced Metal Industries Cluster and Toho Titanium Metal Co. Ltd ("ATTM"), a joint venture between AMIC and Toho Titanium Company Ltd. ATTM uses the TiCl4, which we supply by pipeline, for the production of titanium sponge, a precursor material used in the production of titanium metal. The terms of our supply of TiCl4 to ATTM are set forth in the Amended and Restated TiCL4 Supply Agreement by and among ATTM, Cristal and ourselves dated December 17, 2020 (the "ARTSA").
On December 17, 2020 we completed the MGT transaction. Repayment of the $36 million note payable is based on a fixed U.S. dollar per metric ton quantity of MGT delivered by us to ATTM over time and therefore the ultimate maturity date is variable in nature. If ATTM fails to purchase MGT from us under certain contractually agreed upon conditions set forth in the ARTSA, then at our election we may terminate the MGT supply agreement with ATTM and will no longer owe any amount under the loan agreement with Cristal. We currently estimate the ultimate maturity to be between approximately three and four years, subject to actual future MGT production levels. The interest rate on the note payable is based on the SAIBOR plus a premium. As shown in the table below, the note payable is recorded within "Long-term debt, net" and "Long-term debt due within one year" on the Consolidated Balance Sheet.

	December 31,
	2024	2023
Note payable, due within 1 year	7	7
Note payable, due longer than 1 year from now	12	18
Total outstanding note payable	19	25
Amounts regarding interest expense and loan repayments for the MGT loan, which are recorded on the Consolidated Statement of Operations within “Interest expense” and “Net sales,” respectively, are shown below:

	December 31,
	2024	2023	2022
Interest expense	1	2	1
Loan Repayment via MGT delivered to ATTM	6	6	3

As a result of these transactions we have entered into related to the MGT assets, Tronox purchases chlorine gas from ATTM for use in the production of MGT and such transactions are reflected as follows:

	December 31,
	2024	2023	2022
Purchases of chlorine gas	5	5	4

These purchases are subsequently recorded within “Cost of goods sold” on the Consolidated Statement of Operations. Amounts due at period end, which are presented below, are recorded within “Accrued liabilities” on the Consolidated Balance Sheet.

	December 31,
	2024	2023
Amount due related to purchases of chlorine gas	6	1

As Tronox delivers MGT product to ATTM, amounts are recorded within “Net sales” on the Consolidated Statement of Operations, as shown below:

	December 31,
	2024	2023	2022
MGT sales made to ATTM as product is delivered	52	47	29

Amounts related to MGT deliveries that are outstanding at period end are recorded in “Prepaid and other assets” on the Consolidated Balance Sheet, as shown below:

	December 31,
	2024	2023
Due from ATTM for MGT deliveries	14	9

On February 11, 2025, we entered into a Settlement Deed with AMIC, Cristal and ATTM (collectively, the "AMIC Parties"), pursuant to which we resolved certain outstanding matters related to Tronox and the AMIC Parties' performance of their respective obligations under the MGT Purchase Agreement and the ARTSA. Specifically, Cristal agreed to pay us approximately $2 million in cash in exchange for a mutual release of all claims arising prior to December 31, 2024 under the MGT Purchase Agreement and the ARTSA relating to, among other things, certain amounts related to MGT deliveries that were outstanding as of December 31, 2024. As part of the settlement, we also agreed to increase the MGT loan amount by approximately $300,000 and issue a credit note for ATTM's benefit of approximately $500,000.
23.    Segment Information

We operate our business under one operating segment, Tronox, which is also our reportable segment. The Tronox segment produces feedstock materials that can be processed into TiO2 for pigment, high purity titanium chemicals, including titanium tetrachloride, and ultrafine TiO2 used in certain specialty applications. Tronox derives revenue across the world and it manages the business activities on a consolidated basis. We account for a contract with our customer when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable.
The accounting policies of Tronox are the same as those described in the significant accounting policies in Note 2.
The Company's chief operating decision maker (“CODM”), who is the CEO, reviews financial information presented at the consolidated level and decides how to allocate resources based on financial metrics, including net income. In addition to these financial metrics, the CODM also reviews monthly production figures along with future global sales demand forecasts to make decisions about ongoing production levels and how to allocate resources. The measure of segment assets is reported on the balance sheet as total consolidated assets. The CODM uses such financial metrics, including net income, to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the segment or into other parts of the organization, such as working capital needs, mandatory and discretionary capital expenditures, servicing our interest and debt repayment obligations, cash taxes, and making pension contributions.

Net income, other financial metrics, production costs and sales forecasts are used to monitor budget versus actual results. The CODM also uses these financial metrics as a percentage of sales in competitive analysis by benchmarking to Tronox’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation. The reported segment revenue, segment profit or loss and significant segment expenses are the same as the consolidated results disclosed on the consolidated statement of operations, except as noted below. As noted above, the CODM also determines how to allocate resources through his review of monthly production / manufacturing costs. Significant segment expenses, other than those disclosed on the Consolidated Statements of Operations, are as follows:

	Year Ended December 31,
	2024	2023	2022
Net Sales	$3,074	$2,850	$3,454
Idle facility and lower of cost or net realizable value charges (a)	117	159	90
Other cost of goods (b)	2,442	2,229	2,532
Gross Profit	$515	$462	$832

(a) Represents expenses during the period related to idle facility charges associated with production levels as well as charges related to reducing inventory to net realizable value when lower than production cost.
(b) Represents all other productions related costs associated with cost of goods sold during the respective periods including salaries, ore costs, electricity, process chemicals, maintenance and other.
We disaggregate revenue from contracts with customers by product type and geographic area as well as sales based on country of production. We believe this level of disaggregation appropriately depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors and reflects how our business is managed.
During 2024, 2023 and 2022 our ten largest third-party customers represented 37%, 39%, and 30%, respectively, of our consolidated net sales. During 2024, 2023, and 2022, no single customer accounted for 10 % of our consolidated net sales.

Net sales to external customers based on country of production, were as follows:

	Year Ended December 31,
	2024	2023	2022
U.S. operations	$763	$686	$733
International operations:
United Kingdom	307	267	331
Australia	704	659	822
South Africa	419	398	484
Saudi Arabia	349	318	419
Other - international	532	522	665
Total net sales	$3,074	$2,850	$3,454
See Note 3 for further information on revenues.

There is no difference between the total consolidated assets and our segment assets. Property, plant and equipment, net, mineral leaseholds, net, and lease right of use assets, net by geographic region, were as follows:

	December 31,
	2024	2023
U.S. operations	$294	$299
International operations:
United Kingdom	107	103
Saudi Arabia	210	222
South Africa	818	701
Australia	1,004	1,048
Other - international	250	248
Total	$2,683	$2,621

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of Tronox's management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the "Exchange Act"), as of December 31, 2024, the end of the period covered by this report. Based on that evaluation, our CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of that date. Tronox's disclosure controls and procedures are designed to ensure that information required to be disclosed by Tronox in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to Tronox's management, including Tronox's CEO and CFO, or other person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2024. In making this assessment, management used the criteria in Internal Control-Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of December 31, 2024 was effective.
Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in Item 8 of this Form 10-K.
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
Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) had any contact, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for any "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information about our executive officers as of February 19, 2025:

NAME	POSITION
John D. Romano	Chief Executive Officer
D. John Srivisal	Senior Vice President, Chief Financial Officer
Jeff Engle	Senior Vice President, Commercial and Strategy
Jeffrey Neuman	Senior Vice President, General Counsel and Secretary
Amy Webb	Chief Human Resources Officer
Emad AlJunaidi	Senior Vice President, Integrated Supply Chain and Digital Transformation
Jennifer Guenther	Vice President, Chief Sustainability Officer and Head of Investor Relations and External Affairs
Jonathan P. Flood	Vice President, Controller and Principal Accounting Officer

Information about members of our Board of Directors as of February 19, 2025:

NAME	CURRENT OCCUPATION
Ilan Kaufthal	Chairman of the Board, Tronox Holdings plc; Eastwind Advisors
Mutlaq Al-Morished	Former CEO, TASNEE
Peter B. Johnston	Former Interim CEO, Tronox Limited; Former Global Head of Nickel Assets, Glencore
Ginger M. Jones	Former Senior Vice President and CFO, Cooper Tire & Rubber Company
Stephen Jones	Former President and CEO, Covanta Holding Corporation
Moazzam Khan	Managing Director, Cristal International Holdings BV
Sipho Nkosi	Former CEO, Exxaro Resources Limited
Lucrece Foufopolous-De Ridder	Former Executive Vice President, Borealis
John Romano	Chief Executive Officer, Tronox
Jean-Francois Turgeon	Former Co-Chief Executive Officer, Tronox
Other information regarding our executive officers, members of the Board of Directors, including its audit committee and audit committee financial experts, as well as information regarding our Code of Ethics and Business Conduct that applies to our Chief Executive Officer and senior financial officers, will be presented in Tronox Holding plc’s definitive proxy statement for its 2025 annual general meeting of shareholders, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the headings "Proposal 1 - Election of Directors", "Compensation Discussion and Analysis - Overview" and "Code of Ethics and Business Conduct" and is incorporated herein by reference.
Item 11.    Executive Compensation
Information regarding executive officer and director compensation will be presented in Tronox Holdings plc's definitive proxy statement for its 2025 annual general meeting of shareholders, filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the headings "Human Resources and Compensation Committee Interlocks and Insider Participation", "2024 Non-Employee Director Compensation" and "Compensation Discussion and Analysis" and is incorporated herein by reference, except as to information required pursuant to Item 402(v) of Regulation S-K relating to pay versus performance.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information regarding security ownership of certain beneficial owners and management and related shareholder matters will be presented in Tronox Holdings plc's definitive proxy statement for its 2025 annual general meeting of shareholders, filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the heading "Security Ownership of Certain Beneficial Owners" and is incorporated herein by reference.

Equity Compensation Plan Information
The following table provides information as of December 31, 2024 regarding securities issued under the Tronox Holdings plc Amended and Restated Management Equity Incentive Plan (the “Tronox Holdings plc MEIP”).

	Number of securities to be issued upon exercise of outstanding restricted share units and options	Weighted-average exercise price of outstanding options(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)(2)
Equity compensation plans approved by security holders	3,468,774	$—	6,787,966
Equity compensation plans not approved by security holders	—	—	—
Total	3,468,774	$—	6,787,966
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
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Information regarding certain relationships and related transactions and director independence will be presented in Tronox Holdings plc's definitive proxy statement for its 2025 annual general meeting of shareholders, filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the heading "Certain Relationships and Related Transactions" and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services.
Information regarding principal accounting fees and services will be presented in Tronox Holdings plc's definitive proxy statement for its 2025 annual general meeting of shareholders, filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the heading "Fees Paid to Independent Registered Public Accounting Firm" and is incorporated herein by reference.

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

4.5	Form of 4.625 % Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on March 15, 2021)
10.1*	Tronox Holdings plc Amended and Restated Management Equity Incentive Plan (filed herewith).
10.2*	Tronox Holdings plc Amended and Restated Annual Bonus Incentive Plan (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on March 27, 2019).
10.3*	General form of executive officer Time-Based Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.4 of the Annual Report on Form 10-K filed on February 22, 2022).
10.4*	General form of executive officer TSR Performance-Based Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K filed on February 22, 2022).
10.5*	General form of executive officer ROIC Performance-Based Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-K filed on February 22, 2022).
10.6*	General form of Director Grant Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on May 4, 2017).
10.7	Form of Director Deed of Indemnification (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on March 27, 2019).
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

10.9
Amended and Restated First Lien Credit Agreement dated as of March 1, 2021 (as amended by that certain Amendment No. 1 to Amended and Restated First Lien Credit Agreement, dated as of April 4, 2022, that certain Amendment No. 2 to Amended and Restated First Lien Credit Agreement, dated as of May 19, 2023, Amendment No. 3 to Amended and Restated First Lien Credit Agreement, dated as of August 16, 2023, Amendment No. 4 to Amended and Restated First Lien Credit Agreement, dated as of May 1, 2024, Amendment No. 5 to Amended and Restated First Lien Credit Agreement dated as of August 15, 2024, Amendment No. 6 to Amended and Restated First Lien Credit Agreement dated as of September 30, 204 and Amendment No. 7 to Amended and Restated First Lien Credit Agreement, dated as of December 18, 2024) by and among Tronox Holdings plc, Tronox Finance LLC, certain of Holding plc's subsidiaries, as Subsidiary Loan Parties (as defined therein), the lenders party thereto from time to time and HSBC Bank USA, National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on December 18, 2024).

10.10*	Offer letter dated March 15, 2023 by and between Tronox Holdings plc and D. John Srivisal (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K/A filed on March 16, 2023).
10.11*
Employment Agreement dated as of February 28, 2024 by and between the Company and Mr. John D. Romano (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K/A filed on March 1, 2024).

10.12*
Employment Agreement dated as of March 18, 2021 by and between the Company and Mr. Jean-Francois Turgeon (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on March 18, 2021).

10.13*
Deed of Separation and Release by and among Mr. Russell Austin and Tronox Management Pty Limited dated as of July 30, 2024 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed on August 2, 2024).

14.1	Tronox Code of Ethics and Business Conduct, effective March 27, 2019 (incorporated by reference to Exhibit 14.1 of the Annual Report on Form 10-K filed on March 16, 2020).
19.0	Tronox Holdings plc Insider Trading Policy (filed herewith).
21.1	Subsidiaries of Tronox Holdings plc. (filed herewith)
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm for Tronox Holdings plc. (furnished herewith)
24.0	Power of Attorney (filed herewith)
31.1	Rule 13a-14(a) Certification of John Romano. (furnished herewith)
31.2	Rule 13a-14(a) Certification of D. John Srivisal. (furnished herewith)
32.1	Section 1350 Certification for John Romano. (furnished herewith)
32.2	Section 1350 Certification for D. John Srivisal. (furnished herewith)
96.1	Amended and Restated Technical Report Summary on the Cooljarloo Australia operations (incorporated by reference to Exhibit 96.1 of the Annual Report on Form 10-K filed on February 21, 2024).
96.2	Amended and Restated Technical Report Summary on the Atlas and Campaspe Australia operations (incorporated by reference to Exhibit 96.2 of the Annual Report on Form 10-K filed on February 21, 2024).
96.3	Amended and Restated Technical Report Summary on the Namakwa Sands South Africa operations (incorporated by reference to Exhibit 96.3 of the Annual Report on Form 10-K filed on February 21, 2024).
96.4	Amended and Restated Technical Report Summary on the KZN Mineral Sands South Africa operations (incorporated by reference to Exhibit 96.4 of the Annual Report on Form 10-K filed on February 21, 2024).
97.1	Tronox Holdings plc Dodd-Frank Clawback Policy (incorporated by reference to Exhibit 97.1 of the Annual Report on Form 10-K filed on February 21, 2024)
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2024, which has been formatted in Inline XBRL, and included with Exhibit 101.

_______________
*Indicates management contract or compensatory plan or arrangement.
Item 16.    Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of February 2025.

TRONOX HOLDINGS PLC
(Registrant)

By:	/s/ Jonathan P. Flood
Name:	Jonathan P. Flood
Title:	Vice President, Controller and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Romano	Chief Executive Officer, Director (Principal Executive Officer)	February 19, 2025
John Romano

/s/ D. John Srivisal	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 19, 2025
D. John Srivisal

/s/ Jonathan P. Flood	Vice President and Controller (Principal Accounting Officer)	February 19, 2025
Jonathan P. Flood

*	Chairman of the Board of Directors	February 19, 2025
Ilan Kaufthal

*	Director	February 19, 2025
Mutlaq Al-Morished

*	Director	February 19, 2025
Stephen Jones

*	Director	February 19, 2025
Moazzam Khan

*	Director	February 19, 2025
Peter B. Johnston

*	Director	February 19, 2025
Sipho Nkosi

*	Director	February 19, 2025
Ginger M. Jones

*	Director	February 19, 2025
Jean-Francois Turgeon

*	Director	February 19, 2025
Lucrece Foufopolous-De Ridder

*By: /s/ Jeffrey Neuman	Senior Vice President, General Counsel and Secretary	February 19, 2025
Jeffrey Neuman, Attorney-in-fact