Form 10-Q
period 2025-03-31
Tronox Holdings plc
filed 2025-05-01
CIK 1530804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of April 21, 2025, the Registrant had 158,462,500 ordinary shares outstanding.

Item 1.    Financial Statements (Unaudited)

Page No.

Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2025 and 2024	4
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2025 and 2024	5
Unaudited Condensed Consolidated Balance Sheets at March 31, 2025 and December 31, 2024	6
Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2025 and 2024	7
Unaudited Condensed Consolidated Statement of Shareholders’ Equity for the Three Months Ended March 31, 2025 and 2024	8
Notes to Unaudited Condensed Consolidated Financial Statements	10

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Net sales	$738	$774
Cost of goods sold	639	654
Gross profit	99	120
Restructuring and other charges	86	—
Selling, general and administrative expenses	74	79
(Loss) Income from operations	(61)	41
Interest expense	(42)	(42)
Interest income	2	4
Other expense, net	(5)	(1)
(Loss) Income before income taxes	(106)	2
Income tax provision	(5)	(11)
Net loss	(111)	(9)
Net (loss) income attributable to noncontrolling interest	—	—
Net loss attributable to Tronox Holdings plc	$(111)	$(9)

Loss per share:
Basic	$(0.70)	$(0.06)
Diluted	$(0.70)	$(0.06)

Weighted average shares outstanding, basic (in thousands)	158,138	157,331
Weighted average shares outstanding, diluted (in thousands)	158,138	157,331
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Millions of U.S. dollars)

	Three Months Ended March 31,
	2025	2024
Net loss	$(111)	$(9)
Other comprehensive income (loss):
Foreign currency translation adjustments	51	(41)
Realized (gains) losses on derivatives reclassified from accumulated other comprehensive loss to the Condensed Consolidated Statement of Operations (net of tax benefit of nil for both the three months ended March 31, 2025 and 2024)	—	(1)
Unrealized (losses) gains on derivative financial instruments, (net of tax benefit of nil for both the three months ended March 31, 2025 and 2024) - See Note 13	(11)	10

Other comprehensive income (loss)	40	(32)

Total comprehensive (loss) income	(71)	(41)

Comprehensive income (loss) attributable to noncontrolling interest:
Foreign currency translation adjustments	2	(1)
Comprehensive income (loss) attributable to noncontrolling interest	2	(1)

Comprehensive (loss) income attributable to Tronox Holdings plc	$(73)	$(40)

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	March 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$138	$151
Restricted cash	—	1
Accounts receivable (net of allowance for credit losses of $1 million and $1 million as of March 31, 2025 and December 31, 2024, respectively)	319	266
Inventories, net	1,605	1,551
Prepaid and other assets	129	184
Income taxes receivable	2	2
Total current assets	2,193	2,155
Noncurrent Assets
Property, plant and equipment, net	1,922	1,927
Mineral leaseholds, net	614	616
Intangible assets, net	243	244
Lease right of use assets, net	137	140
Deferred tax assets	831	830
Other long-term assets	129	126
Total assets	$6,069	$6,038

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$478	$499
Accrued liabilities	239	247
Short-term lease liabilities	23	24
Short-term debt	183	65
Long-term debt due within one year	38	35
Income taxes payable	—	4
Total current liabilities	961	874
Noncurrent Liabilities
Long-term debt, net	2,753	2,759
Pension and postretirement healthcare benefits	86	85
Asset retirement obligations	191	172
Environmental liabilities	41	40
Long-term lease liabilities	106	107
Deferred tax liabilities	181	174
Other long-term liabilities	44	36
Total liabilities	4,363	4,247

Commitments and Contingencies - Note 16
Shareholders’ Equity
Tronox Holdings plc ordinary shares, par value $0.01 — 158,462,071 shares issued and outstanding at March 31, 2025 and 157,938,056 shares issued and outstanding at December 31, 2024	2	2
Capital in excess of par value	2,089	2,084
Retained earnings	425	555
Accumulated other comprehensive loss	(842)	(880)
Total Tronox Holdings plc shareholders’ equity	1,674	1,761
Noncontrolling interest	32	30
Total equity	1,706	1,791
Total liabilities and equity	$6,069	$6,038
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Millions of U.S. dollars)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(111)	$(9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	71	72
Deferred income taxes	4	11
Share-based compensation expense	5	6
Amortization of deferred debt issuance costs and discount on debt	2	2
Restructuring and other charges	86	—
Other non-cash items affecting net income (loss)	12	16
Changes in assets and liabilities:
Increase in accounts receivable, net of allowance for credit losses	(49)	(94)
(Increase) decrease in inventories, net	(35)	11
Decrease in prepaid and other assets	18	16
Restructuring payments	(2)	—
Decrease in accounts payable and accrued liabilities	(22)	(49)
Net changes in income tax payables and receivables	(4)	(3)
Changes in other non-current assets and liabilities	(7)	(8)
Cash used in operating activities	(32)	(29)

Cash Flows from Investing Activities:
Capital expenditures	(110)	(76)
Loans	15	—
Cash used in investing activities	(95)	(76)

Cash Flows from Financing Activities:
Repayments of short-term debt	(6)	(6)
Repayments of long-term debt	(6)	(5)
Proceeds from short-term debt	121	—
Dividends paid	—	(1)
Restricted stock and performance-based shares settled in cash for withholding taxes	(1)	—
Cash provided by (used in) financing activities	108	(12)

Effects of exchange rate changes on cash and cash equivalents and restricted cash	5	(2)

Net decrease in cash and cash equivalents and restricted cash	(14)	(119)
Cash and cash equivalents and restricted cash at beginning of period	152	273
Cash and cash equivalents and restricted cash at end of period	$138	$154

Supplemental cash flow information:
Interest paid, net	$51	$52

Income taxes paid	$4	$3
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Millions of U.S. dollars, except for shares)
For the three months ended March 31, 2025

	Tronox Holdings plc Ordinary Shares (in thousands)	Tronox Holdings plc Ordinary Shares (Amount)	Capital in Excess of par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Tronox Holdings plc Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2024	157,938	$2	$2,084	$555	$(880)	$1,761	$30	$1,791
Net loss	—	—	—	(111)	—	(111)	—	(111)
Other comprehensive income	—	—	—	—	38	38	2	40
Share-based compensation	641	—	5	—	—	5	—	5
Shares cancelled	(117)	—	—	—	—	—	—	—
Ordinary share dividends ($0.125 per share)	—	—	—	(19)	—	(19)	—	(19)
Balance at March 31, 2025	158,462	$2	$2,089	$425	$(842)	$1,674	$32	$1,706

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
Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.
In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, considered necessary for a fair statement of its financial position as of March 31, 2025, and its results of operations for the three months ended March 31, 2025 and 2024. Our unaudited condensed consolidated financial statements include the accounts of all majority-owned subsidiary companies. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the manner and presentation in the current period.
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
2.    Restructuring and Other Charges
In March 2025, Tronox announced that it has informed its Netherlands' labor force that it proposes to idle its 90,000 metric ton per year TiO2 plant in the Netherlands indefinitely, as a result of a strategic review it undertook of the Company's global asset footprint. The Company believes this decision will optimize its global production footprint and improve its capacity utilizations. Approximately 240 employees will be impacted by the action. As a result of this decision, the Company expects to record total restructuring and other related charges of approximately $130-160 million, $55-65 million of which is expected to be related to non-cash items, arising from idling site operations which is currently expected to be completed in the first half of 2026.
The Company recorded the following charge for the three months ended March 31, 2025 as a result of this action:

Three Months Ended March 31,
2025
Severance and employee benefits	$8
Idling activities	6
Asset retirement obligation adjustments	11
Contract abandonment and other charges	7
Total cash charges	32
Asset disposal charges	53
Other non-cash charges	1
Total non-cash charges	54
Total restructuring and other charges	$86
For the three months ended March 31, 2025, Tronox incurred $32 million of cash charges. These charges included $8 million in severance and employee separation benefits charges, $6 million for activities associated with idling site operations, $11 million associated with asset retirement obligation adjustments and $7 million of contract early termination charges. Tronox expects to incur incremental expenses associated with these items through the first half of 2026 as severance and employee benefit obligations become due, site idling activities occur and contracts are terminated.
In addition, the Company has recorded a non-cash charge of $54 million during the three months ended March 31, 2025 primarily associated with asset write-downs and accelerated depreciation associated with assets which are not redeployable to other locations of the Company. Assets at the site will continue to be evaluated for redeployment to other locations throughout the idling process which could result in changes to the amount of asset write-downs and accelerated depreciation.
Rollforward of restructuring and other charges reserve

The following table shows a rollforward of restructuring and other charges reserves that will result in cash spending. These amounts exclude asset retirement obligations, which is included in "Asset retirement obligations" on the Condensed Consolidated Balance Sheet:

Amount
Balance at January 1, 2025	$—
Change in reserves	21
Cash payments	(2)
Foreign currency translation and other	—
Balance at March 31, 2025	$19

Cash payments associated with the liability at March 31, 2025 are expected to occur through the second quarter of 2026. As of March 31, 2025, $11 million and $8 million are recorded within "Accrued liabilities" and "Other long-term liabilities", respectively, on the Condensed Consolidated Balance Sheet.

3.    Revenue
We recognize revenue at a point in time when the customer obtains control of the promised products. For most transactions this occurs when products are shipped from our manufacturing facilities or at a later point when control of the products transfers to the customer at a specified destination or time.
Contract assets represent our rights to consideration in exchange for products that have transferred to a customer when the right is conditional on situations other than the passage of time. For products that we have transferred to our customers, our rights to the consideration are typically unconditional and only the passage of time is required before payments become due. These unconditional rights are recorded as "Accounts receivable" in the unaudited Condensed Consolidated Balance Sheets. As of March 31, 2025, and December 31, 2024, we did not have any material contract asset balances.
Contract liabilities represent our obligations to transfer products to a customer for which we have received consideration from the customer. From time to time, we may receive advance payment from our customers that is accounted for as deferred revenue. Deferred revenue is earned when control of the product transfers to the customer, which is typically within a short period of time from when we received the advanced payment. Contract liability balances as of both March 31, 2025 and December 31, 2024 were less than $1 million. Contract liability balances were reported as “Accounts payable” in the unaudited Condensed Consolidated Balance Sheets.  All material contract liabilities as of December 31, 2024 were recognized as revenue in “Net sales” in the unaudited Condensed Consolidated Statements of Operations during the first quarter of 2025.
Disaggregation of Revenue
We operate under one operating and reportable segment, Tronox. See Note 21 for further details. We disaggregate our revenue from contracts with customers by product type and geographic area. We believe this level of disaggregation appropriately depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors and reflects how our business is managed.

Net sales to external customers by geographic areas where our customers are located were as follows:

	Three Months Ended March 31,
	2025	2024
North America	$198	$192
South and Central America	46	46
Europe, Middle-East and Africa	312	309
Asia Pacific	182	227
Total net sales	$738	$774

Net sales from external customers for each similar type of product were as follows:

	Three Months Ended March 31,
	2025	2024
TiO2	$584	$605
Zircon	69	88
Other products	85	81
Total net sales	$738	$774
Other products mainly include pig iron, TiCl4 and other mining products.
During the three months ended March 31, 2025 and 2024, our ten largest third-party customers represented 39% and 37%, respectively, of our consolidated net sales. During both the three months ended March 31, 2025 and 2024, no single customer accounted for 10% of our consolidated net sales.

4.    Income Taxes
Our operations are conducted through various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.
Income before income taxes is comprised of the following:

	Three Months Ended March 31,
	2025	2024
Income tax provision	$(5)	$(11)
(Loss) income before income taxes	$(106)	$2
Effective tax rate	(5)%	550%
Tronox Holdings plc, a U.K. public limited company is the parent company for the business group, and the statutory tax rate in the U.K. at both March 31, 2025 and 2024 was 25%. The effective tax rates for both the three months ended March 31, 2025 and 2024 are impacted by a variety of factors including income and losses in jurisdictions with valuation allowances, non-taxable income and expense items, prior year accruals, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate.

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

We continue to maintain full valuation allowances related to the total net deferred tax assets in Australia, Brazil, the Netherlands and the United Kingdom, as we cannot objectively assert that these deferred tax assets are more likely than not to be realized. Until these valuation allowances are eliminated, provisions for income taxes for these jurisdictions will include no tax benefits with respect to losses incurred and tax expense only to the extent of current tax payments. Additionally, we have valuation allowances against specific tax assets in China, South Africa and the United States.

During the three months ended March 31, 2025, the Company received notification that the Australian Taxation Office ("ATO") initiated an audit of Tronox Limited, Tronox Holdings plc and their associates for the calendar years 2017 - 2022. The Company is responding to requests for information on this audit.

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

During the year ended December 31, 2023, the United Kingdom enacted legislation consistent with guidance from the Organization for Economic Co-operation and Development ("OECD") for the implementation of the Global Anti-Base Erosion Model Rules (Pillar Two). Additionally, various other jurisdictions have now implemented domestic minimum taxes which are in effect. Neither the UK multinational top-up tax nor any jurisdiction's domestic minimum tax are expected to have a material impact on our income tax provisions for 2025.

During the year ended December 31, 2024, Australia enacted legislation which changed its thin capitalization regime. The Company is continuing to analyze the full impact of this change and has posted both permanent and timing adjustments based on its current understanding of the new Australian legislation. As the ATO issues future guidance around its requirements in this area, the Company will further refine its calculations. The impacts of these adjustments are offset by a full valuation allowance for Australia.

5.    Loss Per Share
The computation of basic and diluted loss per share for the periods indicated is as follows:

	Three Months Ended March 31,
	2025	2024
Numerator - Basic and Diluted:
Net loss	$(111)	$(9)
Less: Net (loss) income attributable to noncontrolling interest	—	—
Net loss available to ordinary shares	$(111)	$(9)

Denominator - Basic and Diluted:
Weighted-average ordinary shares, basic (in thousands)	158,138	157,331
Weighted-average ordinary shares, diluted (in thousands)	158,138	157,331

Basic net loss per ordinary share	$(0.70)	$(0.06)
Diluted net loss per ordinary share	$(0.70)	$(0.06)
Net loss per ordinary share amounts were calculated from exact, not rounded net loss and share information.  Anti-dilutive shares not recognized in the diluted net loss per share calculation for the three months ended March 31, 2025 and 2024 were as follows:

	Shares
	Three Months Ended March 31,
	2025	2024
Options	—	4,397
Restricted share units	5,215,774	1,285,008

6.    Accounts Receivable Securitization Program

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
In March 2025, the Securitization Facility was amended (the "Fifth Amendment") to extend the program term to March 2028. The facility limit remains at $230 million.
The program is structured on a revolving basis under which cash collections from receivables are used to fund additional purchases of receivables at 100% face value, not to exceed the facility limit. As of March 31, 2025 and December 31, 2024, the total value of accounts receivables sold under the Securitization Facility and derecognized from the Company's unaudited Condensed Consolidated Balance Sheet was $230 million and $215 million, respectively. As a result of periodic decreases in accounts receivable sold to the Purchaser, at December 31, 2024 the Company recorded $15 million due to the Purchaser within "Accounts payable" on the Condensed Consolidated Balance Sheet. This amount was paid in January 2025. There was no corresponding amount in Accounts Payable as of March 31, 2025. Additionally, at March 31, 2025 and December 31, 2024, we retained approximately $138 million and $109 million, respectively, of unsold receivables which we pledged as collateral for the sold receivables.

The following table sets forth a summary of the receivables sold and fees incurred under the program during the related periods:

	Three Months Ended March 31,
	2025	2024
Cash proceeds from collections reinvested in the program	$256	$222
Incremental accounts receivables sold	271	236
Fees incurred[1]	4	3
1 Amounts relate to monthly utilization of the Securitization Facility and are recorded in "Other expense, net" in our unaudited Condensed Consolidated Statement of Operations.

7.    Inventories, Net
Inventories, net consisted of the following:

	March 31, 2025	December 31, 2024
Raw materials	$327	$329
Work-in-process	137	129
Finished goods, net	899	855
Materials and supplies, net	242	238
Inventories, net	$1,605	$1,551
Materials and supplies, net consists of processing chemicals, maintenance supplies and spare parts, which will be consumed directly and indirectly in the production of our products.
At March 31, 2025 and December 31, 2024, there was approximately $60 million and $59 million, respectively, of inventory that is not expected to be sold within one year and as such, has been recorded in "Other long-term assets" on the Condensed Consolidated Balance Sheets.
At March 31, 2025 and December 31, 2024, inventory obsolescence reserves primarily for materials and supplies were $43 million and $44 million, respectively. Reserves for lower of cost or market and net realizable value were $27 million and $28 million at March 31, 2025 and December 31, 2024, respectively.
8.    Property, Plant and Equipment, Net
Property, plant and equipment, net of accumulated depreciation, consisted of the following:

	March 31, 2025	December 31, 2024
Land and land improvements	$238	$236
Buildings	418	407
Machinery and equipment	2,792	2,621
Construction-in-progress	404	490
Other	37	35
Subtotal	3,889	3,789
Less: accumulated depreciation	(1,967)	(1,862)
Property, plant and equipment, net	$1,922	$1,927
Substantially all of the property, plant and equipment, net is pledged as collateral for our debt.

The table below summarizes depreciation expense related to property, plant and equipment for the periods presented, recorded in the specific line items in our unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2025	2024
Cost of goods sold	$53	$56
Selling, general and administrative expenses	1	1
Total	$54	$57

9.    Mineral Leaseholds, Net
Mineral leaseholds, net of accumulated depletion, consisted of the following:

	March 31, 2025	December 31, 2024
Mineral leaseholds	$1,258	$1,249
Less: accumulated depletion	(644)	(633)
Mineral leaseholds, net	$614	$616

Depletion expense relating to mineral leaseholds recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations was $8 million and $7 million during the three months ended March 31, 2025 and 2024, respectively.

10.    Intangible Assets, Net
Intangible assets, net of accumulated amortization, consisted of the following:

	March 31, 2025			December 31, 2024
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$292	$(275)	$17	$291	$(270)	$21
TiO2 technology	94	(53)	41	94	(51)	43
Internal-use software and other	247	(62)	185	239	(59)	180
Intangible assets, net	$633	$(390)	$243	$624	$(380)	$244
As of March 31, 2025 and December 31, 2024, internal-use software included approximately $122 million and $116 million, respectively, of capitalized software costs which are not being amortized as the software is not ready for its intended use.
The table below summarizes amortization expense related to intangible assets for the periods presented, recorded in the specific line items in our unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2025	2024
Cost of goods sold	$2	$1
Selling, general and administrative expenses	7	7
Total	$9	$8
Estimated future amortization expense related to intangible assets is $33 million for the remainder of 2025, $28 million for 2026, $32 million for 2027, $32 million for 2028, $30 million for 2029 and $88 million thereafter.

11.    Balance Sheet and Cash Flow Supplemental Information
Accrued liabilities consisted of the following:

	March 31, 2025	December 31, 2024
Employee-related costs and benefits	$99	$107
Related party payables	12	13
Interest	3	17
Sales rebates	43	40
Taxes other than income taxes	9	9
Asset retirement obligations	14	14
Other accrued liabilities	59	47
Accrued liabilities	$239	$247
Additional supplemental cash flow information for the three months ended March 31, 2025 and 2024 and as of March 31, 2025 and December 31, 2024 is as follows:

	Three Months Ended March 31,
Supplemental non cash information:	2025	2024
Operating activities - Chloride slag inventory purchases made from AMIC (including VAT)	$11	$18
Operating activities - MGT sales made to AMIC	$2	$2
Investing activities - In-kind receipt of AMIC loan repayment	$11	$18
Financing activities - Repayment of MGT loan	$2	$2

	March 31, 2025	December 31, 2024
Capital expenditures acquired but not yet paid	$51	$91

12.    Debt
Long-Term Debt
Long-term debt, net of an unamortized discount and debt issuance costs, consisted of the following:

	Original Principal	Annual Interest Rate	Maturity Date	March 31, 2025	December 31, 2024
2024 Term Loan Facility, net of unamortized discount(1)	741	Variable	4/4/2029	736	735
2024-B Term Loan Facility, net of unamortized discount(1)	902	Variable	9/30/2031	894	896
Senior Notes due 2029	1,075	4.625%	3/15/2029	1,075	1,075
RMB Term Loan Facility(1)	64	Variable	8/16/2029	57	58
Australian Government Loan, net of unamortized discount	N/A	N/A	12/31/2036	1	1
MGT Loan(2)	36	Variable	Variable	17	19
Finance leases				41	42
Long-term debt				2,821	2,826
Less: Long-term debt due within one year				(38)	(35)
Debt issuance costs				(30)	(32)
Long-term debt, net				$2,753	$2,759
_______________
(1)The average effective interest rate on the 2024 Term Loan Facility (including the impacts of the interest rate swaps), the 2024-B Term Loan Facility (including the impacts of the interest rate swaps), the Standard Bank Term Loan Facility and the RMB Term Loan Facility was 7.3%, 6.5%, and 10.1%, respectively, during the three months ended March 31, 2025. The average effective interest rate on the previous Term Loan Facility (including the impacts of the interest rate swaps), the previous 2022 Term Loan Facility, the previous 2023 Term Loan Facility and the previous Standard Bank Term Loan Facility was 5.7%, 9.0%, 9.2% and 10.6%, respectively, during the three months ended March 31, 2024. As of March 31, 2025, the applicable margin on the 2024 Term Loan Facility, the 2024-B Term Loan Facility and the RMB Term Loan Facility was 2.25%, 2.50% and 2.35%, respectively.
(2)The MGT loan is a related party debt facility. The average effective interest rate on the MGT loan was 6.1% and 6.0% during the three months ended March 31, 2025 and March 31, 2024, respectively.
Short-Term Debt
Short-term debt consisted of the following:

	Annual Interest Rate	Maturity Date	March 31, 2025	December 31, 2024
New Cash Flow Revolver(1)	Variable	8/15/2029	$50	$33
RMB Revolving Credit Facility(1)	Variable	8/16/2027	60	21
Emirates Revolver(1)	Variable	6/4/2025	58	—
SABB Credit Facility(1)	Variable	12/16/2025	11	—
Insurance premium financing	8.6%	5/31/2025	4	11
Short-term debt			$183	$65
(1) The average effective interest rate on the new Cash Flow Revolver, the RMB Revolving Credit Facility, the Emirates Revolver, and the SABB Credit Facility was 7.9%, 9.63%, 5.80%, and 7.11%, respectively, during the three months ended

March 31, 2025. As of March 31, 2025, the applicable margin on the new Cash Flow Revolver, the RMB Revolving Credit Facility, the Emirates Revolver, and the SABB Credit Facility was 2.25%, 2.25%, 1.75%, and 1.50%, respectively.
As of April 28, 2025, the total outstanding principal balance on our short-term debt facilities was approximately $212 million (excluding the insurance premium financing).
Insurance premium financing
In August 2024, the Company entered into a $29 million insurance premium financing agreement with a third-party financing company. The financing balance required a 37% down payment and is repaid in monthly installments over 9 months at an 8.6% fixed annual interest rate. As of March 31, 2025, the financing balance was $4 million and is recorded in "Short-term debt" in the Condensed Consolidated Balance Sheet.
Debt Covenants
As of March 31, 2025, we are in compliance with all financial covenants in our debt facilities.
13.    Derivative Financial Instruments
Derivatives recorded on the Condensed Consolidated Balance Sheets:
The following table is a summary of the fair value of derivatives outstanding at March 31, 2025 and December 31, 2024:

	Fair Value
	March 31, 2025		December 31, 2024
	Assets(a)	Accrued Liabilities	Assets(a)	Accrued Liabilities
Derivatives Designated as Cash Flow Hedges
Currency Contracts	$—	$8	$—	$13
Interest Rate Swaps	$18	$—	$33	$—
Total Hedges	$18	$8	$33	$13
Derivatives Not Designated as Cash Flow Hedges
Currency Contracts	$—	$—	$1	$5
Total Derivatives	$18	$8	$34	$18
(a) At March 31, 2025 and December 31, 2024, current assets of $18 million and $34 million, respectively, are recorded in prepaid and other current assets on the Condensed Consolidated Balance Sheets.
Derivatives' Impact on the Condensed Consolidated Statement of Operations:

The following table summarizes the impact of the Company's derivatives on the unaudited Condensed Consolidated Statement of Operations:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings			Amount of Pre-Tax Gain (Loss) Recognized in Earnings
	Revenue	Cost of Goods Sold	Other expense, net	Cost of Goods Sold	Other expense, net
	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024

Derivatives Not Designated as Hedging Instruments
Currency Contracts	$—	$—	$—	$—	$(6)
Derivatives Designated as Hedging Instruments
Natural Gas Hedges	$—	$—	$—	$(1)	$—
Total Derivatives	$—	$—	$—	$(1)	$(6)
Interest Rate Risk
As a result of the 2024 Amendment associated with the 2024 Term Loan Facility, the Company noted that the hedged transaction associated with the interest rate swap with a notional value of $200 million (which converted the variable rate to a fixed rate for a portion of the 2022 Term Loan Facility) had changed as the hedged transaction would now convert the variable rate to a fixed rate for a portion of the 2024 Term Loan Facility. There were no amendments to the terms of the $200 million interest rate swap, including the notional value, index rate, or expiration date as a result of the 2024 Amendment. However, given the change in the hedged transaction, we completed a hedge effectiveness test and determined that this hedge instrument continues to be highly effective at achieving offsetting cash flows related to the hedged transaction, enabling us to continue to apply hedge accounting over the remaining term of this hedge relationship.
In line with the original maturity date, one of the interest rate swap agreements (notional value of $250 million) expired in September 2024. As a result of this, on September 26, 2024, the Company entered into two new interest-rate swap agreements for a notional of $125 million each with two counterparty banks, for an aggregate notional of $250 million. These new agreements are effective as of September 30, 2024 and will mature on September 30, 2031, in line with the maturity date of the 2024-B Term Loan Facility following Amendment No.6. The Company has designated these two new hedges as cash flow hedges with the objective of ensuring that the Company continues to achieve the offsetting effect to the interest rate volatility associated with the $250 million portion of the 2024-B Term Loan Facility.
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

As of March 31, 2025, the Company maintains a total of $950 million of interest rate swaps (with $450 million maturing in March 2028 and $500 million maturing in September 2031) with the objective in using the interest-rate swap agreements to add stability to interest expense and to manage the Company's exposure to interest rate movements. These interest rate swaps have been designated as cash flow hedges and involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Fair value gains or losses on these cash flow hedges are recorded in accumulated other comprehensive loss and are subsequently reclassified into interest expense in the same periods during which the hedged transactions affect earnings.
At March 31, 2025 and December 31, 2024, the net unrealized gain of $11 million and the net unrealized gain of $26 million, respectively, was recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet. For the three months ended March 31, 2025, the amounts recorded in interest expense related to the interest-rate swap agreements was $2 million, of which less than $1 million was reclassified from "Accumulated other comprehensive loss" to interest expense. For the three months ended March 31, 2024, the net amounts recorded in interest expense related to the interest-rate swap agreements was $8 million, of which $2 million was reclassified from "Accumulated other comprehensive loss" to interest expense.
Foreign Currency Risk
From time to time, we enter into foreign currency contracts used to hedge forecasted third party non-functional currency sales for our South African subsidiaries. From time to time, we enter into foreign currency contracts used to hedge forecasted non-functional currency cost of goods sold and forecasted non-functional currency selling, general and administrative expenses ("SG&A expenses") for our Australian subsidiaries. Historically, we have used a combination of zero-cost collars or forward contracts to reduce the exposure.  These foreign currency contracts are designated as cash flow hedges. Changes to the fair value of these foreign currency contracts are recorded as a component of other comprehensive (loss) income, if these contracts remain highly effective, and are recognized in net sales, costs of goods sold or SG&A expenses in the period in which the forecasted transaction affects earnings or are recognized in other expense, net when the transactions are no longer probable of occurring. As of March 31, 2025, we had notional amounts of 404 million Australian dollars ($252 million at the March 31, 2025 exchange rate) that expire between April 24, 2025 and December 24, 2025 to reduce the exposure of our Australian subsidiaries’ cost of sales to fluctuations in currency rates. As of March 31, 2025, we had notional amounts of 19 million Australian dollars ($12 million at the March 31, 2025 exchange rate) that expire between April 24, 2025 and December 24, 2025 to reduce the exposure of our Australian subsidiaries’ SG&A expenses to fluctuations in currency rates. As of March 31, 2025, we had no outstanding amounts to reduce the exposure of our South African subsidiaries' third party sales to fluctuations in currency rates. At March 31, 2025, there was a net unrealized gain of $10 million recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet, which is expected to be fully recognized in earnings over the next twelve months. At December 31, 2024, there was a net loss of $14 million recorded in "Accumulated other comprehensive loss" on the Condensed Consolidated Balance Sheet.
From time to time, we enter into foreign currency contracts for the South African Rand, Australian Dollar, Euro, Pound Sterling, and Saudi Riyal to reduce exposure of our subsidiaries’ balance sheet accounts not denominated in our subsidiaries’ functional currency to fluctuations in foreign currency exchange rates. Historically, we have used forward contracts to reduce the exposure.  For accounting purposes, these foreign currency contracts are not considered hedges. The change in fair value associated with these contracts is recorded in “Other expense, net” within the unaudited Condensed Consolidated Statement of Operations and partially offsets the change in value of third party and intercompany-related receivables not denominated in the functional currency of the subsidiary. At March 31, 2025, there was (i) 1.3 billion South African Rand (or approximately $71 million at March 31, 2025 exchange rate), (ii) 138 million Australian dollars (or approximately $86 million at the March 31, 2025 exchange rate), (iii) 26 million Pound Sterling (or approximately $34 million at the March 31, 2025 exchange rate), (iv) 56 million Euro (or approximately $60 million at the March 31, 2025 exchange rate), and (v) 145 million Saudi Riyal (or approximately $39 million at the March 31, 2025 exchange rate) of notional amounts of outstanding foreign currency contracts. At December 31, 2024, there was (i) 1.4 billion South African Rand (or approximately $76 million at the March 31, 2025 exchange rate), (ii) 113 million Australian dollars (or approximately $71 million at the March 31, 2025 exchange rate), (iii) 34 million Pound Sterling (or approximately $44 million at the March 31, 2025 exchange rate), (iv) 91 million Euro (or approximately $98 million at the March 31, 2025 exchange rate) and (v) 71 million Saudi Riyal (or approximately $19 million at the March 31, 2025 exchange rate) of notional amounts of outstanding foreign currency contracts.

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
Level 1 -Quoted prices in active markets for identical assets or liabilities
Level 2 -Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly
Level 3 -Unobservable inputs based on the Company’s own assumptions
Our debt is recorded at historical amounts. The following table presents the fair value of our debt and derivative contracts at both March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Asset	Liability	Asset	Liability
2024 Term Loan Facility	—	724	—	744
2024-B Term Loan Facility	—	880	—	904
RMB Term Loan Facility	—	57	—	58
Senior Notes due 2029	—	918	—	966
Australian Government Loan	—	1	—	1
MGT Loan		17	—	19
Interest rate swaps	18	—	33	—
Foreign currency contracts	—	8	1	18
We determined the fair value of the 2024 Term Loan Facility, the 2024-B Term Loan Facility and the Senior Notes due 2029 using quoted market prices, which under the fair value hierarchy is a Level 1 input. We determined the fair value of the RMB Term Loan Facility utilizing transactions in the listed markets for identical or similar liabilities, which under the fair value hierarchy is a Level 2 input. The fair value of the Australian Government Loan and MGT Loan is based on the contracted amount which is a Level 2 input.
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

15.    Asset Retirement Obligations
Asset retirement obligations consist primarily of rehabilitation and restoration costs, landfill capping costs, decommissioning costs, and closure and post-closure costs. Activities related to asset retirement obligations were as follows:

	Three Months Ended March 31,
	2025	2024
Beginning balance	$186	$186
Additions	1	5
Accretion expense	5	5
Remeasurement/translation	3	(7)
Other, including change in estimates[1]	12	—
Settlements/payments	(2)	(1)
Balance, March 31,	$205	$188
1 - Other, including change in estimates includes a charge of $11 million related to the Botlek plant shutdown recorded in "Restructuring and other charges" on the condensed consolidated statement of operations for three months ended March 31, 2025. Refer to note 2 for further details.

	March 31, 2025	December 31, 2024
Current portion included in “Accrued liabilities”	$14	$14
Noncurrent portion included in “Asset retirement obligations”	191	172
Asset retirement obligations	$205	$186

16.    Commitments and Contingencies
Purchase and Capital Commitments—Includes obligations for purchase requirements of process chemicals, supplies, utilities and services entered into in the ordinary course of business. At March 31, 2025, purchase commitments were $364 million for the remainder of 2025, $291 million for 2026, $239 million for 2027, $172 million for 2028, $163 million for 2029, and $2,218 million thereafter.
Letters of Credit—At March 31, 2025, we had outstanding letters of credit and bank guarantees of $139 million, of which $59 million were letters of credit (including $47 million is related to the sale of Hawkins Point as discussed below), and $80 million were bank guarantees. Amounts for performance bonds were not material.
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
Hawkins Point Plant.  Residual waste mud, known as Batch Attack Mud, and a spent sulfuric waste stream were deposited in an onsite repository (the “Batch Attack Lagoon”) at a former TiO2 manufacturing site, Hawkins Point Plant in Baltimore, Maryland, operated by Cristal USA, Inc. from 1954 until 2011. We assumed responsibility for remediation of the Hawkins Point Plant when we acquired the TiO2 business of Cristal in April 2019. On December 21, 2022, we sold the Hawkins Point Plant to the Maryland Port Administration ("MPA"), a state agency controlled by the Maryland Department of Transportation. Pursuant to the terms of the transaction, MPA became the lead party in developing and implementing appropriate measures to address, treat, control, and mitigate the environmental conditions at the property under the regulatory oversight of the Maryland Department of the Environment ("MDE"). Under MPA ownership, the Hawkins Point Plant will be utilized for storage and beneficial reuse of dredged material from the Port of Baltimore. In exchange for transferring ownership of the site to MPA, Tronox has agreed to make scheduled, annual payments to MPA which together with scheduled, annual contributions from MPA will be used to remediate the property. The sale of the property to MPA did not have a material impact to the Consolidated Statement of Operations. As of March 31, 2025, we have a provision of $41 million included in "Environmental liabilities" in our Condensed Consolidated Balance Sheet for the Hawkins Point Plant consistent with the accounting policy described above.
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

17.    Accumulated Other Comprehensive Loss Attributable to Tronox Holdings plc and Other Equity Items
The tables below present changes in accumulated other comprehensive loss by component for the three months ended March 31, 2025 and 2024.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, January 1, 2025	$(801)	$(84)	$5	$(880)
Other comprehensive income (loss)	49	—	(11)	38
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Balance, March 31, 2025	$(752)	$(84)	$(6)	$(842)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, January 1, 2024	$(729)	$(92)	$7	$(814)
Other comprehensive (loss) income	(40)	—	10	(30)
Amounts reclassified from accumulated other comprehensive loss	—	—	(1)	(1)
Balance, March 31, 2024	$(769)	$(92)	$16	$(845)
Repurchase of Common Stock
On February 21, 2024, in connection with the expiration in February 2024 of the Company's previous share repurchase program, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's stock through February 21, 2027. During the three months ended March 31, 2025, we made no repurchases of the Company's stock.
18.    Share-Based Compensation
Restricted Share Units (“RSUs”)
2025 Grant - During the three months ended March 31, 2025, the Company granted both time-based and performance-based awards to certain members of management. A total of 1,489,774 of time-based awards were granted to management which will vest ratably over a three-year period ending March 5, 2028. A total of 1,476,938 of performance-based awards were granted, of which 738,469 of the awards vest based on a relative Total Shareholder Return ("TSR") calculation and 738,469 of the awards vest based on certain performance metrics of the Company. The non-TSR performance-based awards vest on March 5, 2028 based on the actual 2027 annual return on invested capital (ROIC). Similar to the Company's historical TSR awards granted in prior years, the TSR awards vest based on the Company's three-year TSR versus the peer group performance levels. Given these terms, the TSR metric is considered a market condition for which we used a Monte Carlo simulation to determine the weighted average grant date fair value of $8.99. The following weighted average assumptions were utilized to value the TSR grants:

2025
Dividend yield	—%
Expected historical volatility	48.8%
Risk free interest rate	4.30%
Expected life (in years)	3

The unrecognized compensation cost associated with all unvested awards at March 31, 2025 was $43 million, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of approximately 2.3 years.
During the three months ended March 31, 2025 and 2024, we recorded $5 million and $6 million, respectively, of stock compensation expense.
19.    Pension and Other Postretirement Healthcare Benefits
The components of net periodic cost associated with our U.S. and foreign pension plans recognized in the unaudited Condensed Consolidated Statements of Operations were as follows:

	Pensions
	Three Months Ended March 31,
	2025	2024
Net periodic cost:
Service cost	$1	$1
Interest cost	4	4
Expected return on plan assets	(5)	(5)
Total net periodic cost	$—	$—
The components of net periodic cost associated with our postretirement healthcare plans recognized in the unaudited Condensed Consolidated Statements of Operations were as follows:

	Other Postretirement Benefit Plans
	Three Months Ended March 31,
	2025	2024
Net periodic cost:
Interest cost	1	1
Total net periodic cost	$1	$1
During the three months ended March 31, 2025, the Company made contributions to its pension plans of $1 million. The Company expects to make approximately $8 million of pension contributions for the remainder of 2025.
For both the three months ended March 31, 2025 and 2024, we contributed $1 million to the Netherlands Multiemployer Plan, which was primarily recognized in “Cost of goods sold” in the unaudited Condensed Consolidated Statement of Operations.
20.    Related Parties
Tasnee / Cristal
At March 31, 2025, Cristal International Holdings B.V. (formerly known as Cristal Inorganic Chemical Netherlands Cooperatief W.A.), a subsidiary of Tasnee, owned 37,580,000 shares of Tronox, or a 24% ownership interest.
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
On May 13, 2020, May 23, 2023 and February 21, 2024, we amended the Option Agreement with AMIC (the "First Amendment", the "Second Amendment", and the "Third Amendment", respectively, and collectively, the "Amendments") to, among other things, establish a definitive period during which Tronox and AMIC would discuss whether, and under what circumstances Tronox may acquire the Slagger (the "Renegotiation Period"). In the Third Amendment, we agreed that the Renegotiation Period would extend until December 31, 2024. The Amendments also addressed repayment of the Tronox Loan. In the Third Amendment, we also agreed that until the end of the Renegotiation Period, 65% of all chloride slag produced by the Slagger would be delivered to Tronox as repayment in-kind of the Tronox Loans. The chloride slag was to be valued based on a widely published index for feedstock less an nominal discount (the "Slag Price"). With regard to the remaining 35% of chloride slag produced by the Slagger, under the Third Amendment, Tronox would purchase such chloride slag for cash at the Slag Price. Furthermore, the Third Amendment provided that at the end of the Renegotiation Period full repayment of the Tronox Loan would be due on January 10, 2025 in cash.
The Renegotiation Period expired on December 31, 2024 without any agreement on whether and under what circumstances Tronox would acquire the Slagger. Then on February 11, 2025, we entered into a letter agreement with AMIC and its wholly owned subsidiary, Advanced Smelting Industries Co. Ltd. ("ASIC") pursuant to which all provisions of the Option Agreement and all the related letter agreements referenced above were extinguished including the parties' respective rights and obligations in and to the Option Agreement and related letter agreements and any claims arising thereunder except for AMIC's obligation to repay the balance and all interest accrued thereunder in cash on February 20, 2025. In addition, the parties agreed that for a period of two-years, Tronox will purchase certain quantities of Slag from ASIC based on the Slag Price.
The following table shows the outstanding balance of the Tronox Loans, which at March 31, 2025 and December 31, 2024, is recorded on the unaudited Condensed Consolidated Balance Sheet in "Prepaid and other assets:"

	March 31, 2025	December 31, 2024
Principal balance	—	22
Accrued interest income balance	—	4
Total outstanding balance	—	26
The following table shows the interest income earned on the Tronox Loans, which is recorded in "Interest income" on our unaudited Condensed Consolidated Statement of Operations:

	Three Months Ended March 31,
	2025	2024
Interest income	—	1
The following table shows the amount of feedstock purchased from the Slagger, which is subsequently recorded in "Cost of goods sold" on our unaudited Condensed Consolidated Statement of Operations:

	Three Months Ended March 31,
	2025	2024
Settled as in-kind repayment of Tronox Loans	10	16
Settled in cash	6	8
Total chloride slag purchases	16	24
The following table shows the amounts due to AMIC at period-end regarding feedstock purchased from the Slagger, which are recorded in "Accrued liabilities" on our unaudited Condensed Consolidated Balance Sheet:

	March 31, 2025	December 31, 2024
Amount due to AMIC for slag purchases	11	6
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

	March 31, 2025	December 31, 2024
Note payable, due within 1 year	7	7
Note payable, due longer than 1 year from now	10	12
Total outstanding note payable	17	19

Amounts regarding loan repayments for the MGT loan, which are recorded on the unaudited Condensed Consolidated Statement of Operations within “Net sales,” are shown below:

	Three Months Ended March 31,
	2025	2024
Loan Repayment via MGT delivered to ATTM	2	2
As a result of these transactions we have entered into related to the MGT assets, Tronox purchases chlorine gas from ATTM for use in the production of MGT and such transactions are reflected as follows:

	Three Months Ended March 31,
	2025	2024
Purchases of chlorine gas	2	1

These purchases are subsequently recorded within “Cost of goods sold” on the unaudited Condensed Consolidated Statement of Operations. Amounts due at period end, which are presented below, are recorded within “Accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet.

	March 31, 2025	December 31, 2024
Amount due related to purchases of chlorine gas	2	6

As Tronox delivers MGT product to ATTM, amounts are recorded within “Net sales” on the unaudited Condensed Consolidated Statement of Operations, as shown below:

	Three Months Ended March 31,
	2025	2024
MGT sales made to ATTM as product is delivered	16	13

Amounts related to MGT deliveries that are outstanding at period end are recorded in “Prepaid and other assets” on the unaudited Condensed Consolidated Balance Sheet, as shown below:

	March 31, 2025	December 31, 2024
Due from ATTM for MGT deliveries	7	14
21.    Segment Information
We operate our business under one operating segment, Tronox, which is also our reportable segment. The Tronox segment produces feedstock materials that can be processed into TiO2 used in certain specialty applications. Tronox derives revenue across the world and it manages the business activities on a consolidated basis. The accounting policies of Tronox are the same as those of the consolidated company. The Company's chief operating decision maker ("CODM"), who is the CEO, reviews financial information presented at the consolidated level and decides how to allocate resources based on financial metrics, including net income. In addition to these financial metrics, the CODM also reviews monthly production figures along with future global sales demand forecasts to make decisions about ongoing production levels and how to allocate resources.
Net income, other financial metrics, production costs and sales forecasts are used to monitor budget versus actual results. As noted above, the CODM also determines how to allocate resources through his review of monthly production / manufacturing costs. Significant segment expenses, other than those disclosed in the Condensed Consolidated Statements of Operations, are as follows:

	Three Months Ended March 31,
	2025	2024
Net Sales	$738	$774
Idle facility and lower of costs or net realizable value charges (a)	25	28
Other cost of goods (b)	614	626
Gross Profit	$99	$120
(a) Represents expenses during the period related to idle facility charges associated with production levels as well as charges related to reducing inventory to net realizable value when lower than production cost.
(b) Represents all other production related costs associated with cost of goods sold during the respective periods including salaries, ore costs, electricity, process chemicals, maintenance and other.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Tronox Holdings plc’s unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024. This discussion and other sections in this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties, and actual results could differ materially from those discussed in the forward-looking statements as a result of numerous factors. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements also can be identified by words such as “future”, “anticipates”, “believes”, “estimates”, “expects”, “intends”, “plans”, “predicts”, “will”, “would”, “could”, “can”, “may”, and similar terms.
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
Business Environment
The following discussion includes trends and factors that may affect future operating results:
First quarter revenue decreased 5% compared to the prior year, primarily driven by lower zircon sales volumes and lower average selling prices of zircon and TiO2. For the first quarter of 2025 as compared to the first quarter of 2024, TiO2 revenue decreased 3% driven by a 1% decrease in sales volumes, a 1% decline in average selling prices including mix, and a 1% exchange rate headwind. Zircon revenue decreased 22% from the first quarter of 2024 to the first quarter of 2025 due to a 15% decrease in sales volumes and a 7% decline in average selling prices including mix. Revenue from other products increased 5% from the first quarter of 2024 to the first quarter of 2025 primarily due to higher sales volumes of pig iron and opportunistic sales of ilmenite. Gross profit decreased for the first quarter of 2025 as compared to the first quarter of 2024 due to lower sales volumes, lower average selling prices including mix, headwinds from higher mining costs, higher freight costs and unfavorable exchange rate movements. This was partially offset by favorable pigment costs and insurance proceeds received to cover cost incurred from a previous shutdown at Botlek due to a supplier outage.
Sequentially, revenue increased 9% in the first quarter of 2025 compared to the fourth quarter of 2024 primarily due to higher sales volumes of TiO2 and higher sales of other products. TiO2 revenues increased 10% driven by a 12% increase in sales volumes partially offset by a 2% decrease in average selling prices including mix. Zircon revenue decreased 8% sequentially driven by a 6% decrease in sales volumes and a 2% decrease in average selling prices including mix. Revenue from other products increased 25% from the fourth quarter of 2024 to the first quarter of 2025 primarily due to an increase in pig iron sales volumes and opportunistic sales of ilmenite. Gross profit decreased from the fourth quarter of 2024 to the first quarter of 2025 due to lower average selling prices including mix and higher production costs partially offset by insurance proceeds received to cover cost incurred from a previous shutdown at Botlek due to a supplier outage, higher sales volumes of TiO2 and favorable exchange rate impacts.
As of March 31, 2025, our total available liquidity was $443 million, including $138 million in cash and cash equivalents and $305 million available under revolving credit agreements. As of March 31, 2025, our total debt was $3.0 billion and net debt to trailing-twelve month Adjusted EBITDA was 5.2x. The Company has no financial covenants on its term loan or bonds and only one springing financial covenant on its Cash Flow revolver facility. Refer to Note 12 of notes to condensed consolidated financial statements for further details.
Condensed Consolidated Results of Operations
Three Months Ended March 31, 2025 compared to the Three Months Ended March 31, 2024

	Three Months Ended March 31,
	2025	2024	Variance
Net sales	$738	$774	$(36)
Cost of goods sold	639	654	(15)
Gross profit	99	120	(21)
Gross Margin	13.4%	15.5%	(2.1) pts

Restructuring and other charges	86	—	86
Selling, general and administrative expenses	74	79	(5)
(Loss) Income from operations	(61)	41	(102)
Interest expense	(42)	(42)	—
Interest income	2	4	(2)
Other expense, net	(5)	(1)	(4)
(Loss) Income before income taxes	(106)	2	(108)
Income tax provision	(5)	(11)	6
Net loss	$(111)	$(9)	$(102)

Effective tax rate	(5)%	550%

EBITDA (1)	$5	$112	$(107)
Adjusted EBITDA (1)	$112	$131	$(19)
Net loss as a % of Net Sales (1)	(15.0)%	(1.2)%	(13.8) pts
Adjusted EBITDA as % of Net Sales (1)	15.2%	16.9%	(1.7) pts
_______________
(1)EBITDA, Adjusted EBITDA and Adjusted EBITDA as % of Net Sales are Non-U.S. GAAP financial measures. Please refer to the “Non-U.S. GAAP Financial Measures” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of these measures and a reconciliation of these measures to Net loss.
Net sales of $738 million for the three months ended March 31, 2025 decreased by 5%, compared to $774 million for the same period in 2024. The decrease is primarily due to both lower sales volumes and average selling prices of TiO2 and zircon.

Net sales by type of product for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024	Variance	Percentage
TiO2	$584	$605	$(21)	(3)%
Zircon	69	88	(19)	(22)%
Other products	85	81	4	5%
Total net sales	$738	$774	$(36)	(5)%
For the three months ended March 31, 2025, TiO2 revenue was lower by 3% or $21 million compared to the prior year quarter primarily due to a decrease of $9 million in sales volumes and a decrease of $5 million in average selling prices. Foreign currency negatively impacted TiO2 revenue by $7 million primarily due to the weakening of the Euro. Zircon revenue decreased $19 million primarily due to a 15% decrease in sales volumes and a 7% decrease in average selling prices. Other products revenue increased $4 million from the year-ago quarter primarily due to an increase in sales of pig iron.
Gross profit of $99 million was 13.4% of net sales compared to 15.5% of net sales in the year-ago quarter. The decrease in gross margin is primarily due to:
•the unfavorable impact of 2 points due to decreased volumes of TiO2 and zircon, and
•the unfavorable impact of 1 point primarily due to a decrease in TiO2, and zircon selling prices including mix, partially offset by
•the favorable impact of 1 point due to insurance proceeds received to cover cost incurred from a previous shutdown at Botlek due to a supplier outage.

Restructuring and other charges of $86 million for the three months ended March 31, 2025 was related to the Botlek plant idling. Refer to Note 2 in notes to condensed consolidated financial statements for further details.
Selling, general and administrative expenses of $74 million decreased $5 million compared to the same period of 2024 primarily due to a $5 million decrease in employee costs partially offset by a $3 million increase in professional services. The remaining net decrease was driven by individually immaterial amounts.

(Loss) income from operations for the three months ended March 31, 2025 was $(61) million compared to $41 million in the prior year period. The decrease of $102 million was primarily due to the restructuring and other charges of $86 million as well as lower sales volumes and lower selling prices of TiO2 and Zircon partially offset by lower SG&A expenses as discussed above.
Interest expense remained consistent quarter over quarter.
Interest income was $2 million for the three months ended March 31, 2025 compared to $4 million in the prior year period which is primarily due to the overall decrease in cash balances quarter over quarter.
Other expense, net for the three months ended March 31, 2025 primarily consisted of approximately $1 million of net realized and unrealized foreign currency losses and $4 million of fees associated with the utilization of the Securitization Facility. The remaining amount was driven by other individually immaterial amounts.
We continue to maintain full valuation allowances related to the total net deferred tax assets in Australia, Brazil, the Netherlands and the United Kingdom.  The provisions for income taxes associated with these jurisdictions include no tax benefits with respect to losses incurred and tax expense only to the extent of current tax payments. Additionally, we have valuation allowances against other specific tax assets.
The effective tax rate was (5)% and 550% for the three months ended March 31, 2025 and 2024, respectively. The effective tax rates for the three months ended March 31, 2025 and 2024 are impacted by a variety of factors including income and losses in jurisdictions with valuation allowances, non-taxable income and expense items, prior year accruals, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate.

Net loss as a % of net sales was 15.0% for the three months ended March 31, 2025 as compared to 1.2% for the prior year period. The primary driver of the period over period increase is the restructuring and other charges during the current quarter and lower gross profit due to lower sales volumes and lower selling prices partially offset by the decrease in SG&A expenses. Adjusted EBITDA as a percentage of net sales was 15.2% for the three months ended March 31, 2025 as compared to 16.9% for the prior year primarily due to the lower gross margin as a result of lower TiO2 and zircon volumes and selling prices partially offset by lower SG&A expenses as discussed above.
Other Comprehensive Income (Loss)
Other comprehensive income was $40 million in the three months ended March 31, 2025 as compared to other comprehensive loss of $32 million in the three months ended March 31, 2024. The change is primarily due to the favorable foreign currency translation adjustments of $51 million in the three months ended March 31, 2025 as compared to unfavorable foreign currency translation adjustments of $41 million in the prior year period. This was partially offset by a net loss on derivative instruments of $11 million in the three months ended March 31, 2025 as compared to a net gain on derivative instruments of $9 million in the prior year period.
Liquidity and Capital Resources
The following table presents our liquidity as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(Millions of U.S. dollars)
Cash and cash equivalents	$138	$151
Available under the Cash Flow Revolver	288	305
Available under the RMB Credit Facility	5	42
Available under the Emirates Revolver	7	63
Available under the SABB Facility	1	12
Available under the Bank Itau Facility	$4	$5
Total	$443	$578
Historically, we have funded our operations and met our commitments through cash generated by operations, issuance of unsecured notes, bank financings and borrowings under lines of credit. In the next twelve months, we expect that our operations will provide sufficient cash for our operating expenses, capital expenditures, interest payments and debt repayments, however, if necessary, we have the ability to borrow under our short-term credit facilities (see Note 12 of notes to consolidated financial statements). This is predicated on our achieving our forecast which could be negatively impacted by items outside of our control, including, among other things, macroeconomic conditions including tariffs, inflationary pressures, political instability including the ongoing Russia and Ukraine and Middle East conflicts and any expansion of such conflicts, and supply chain disruptions. If negative events occur in the future, we may need to reduce our capital spend, cut back on operating costs and other items within our control to maintain adequate liquidity.
Working capital (calculated as current assets less current liabilities) was $1.2 billion at March 31, 2025 and $1.3 billion at December 31, 2024.
As of March 31, 2025, the non-guarantor subsidiaries of our Senior Notes due 2029 represented approximately 20% of our total consolidated liabilities and approximately 42% of our total consolidated assets. For the three months ended March 31, 2025, the non-guarantor subsidiaries of our Senior Notes due 2029 represented approximately 46% of our total consolidated net sales. For the three months ended March 31, 2025, the non-guarantor subsidiaries of our Senior Notes due 2029 represented approximately 47% of our consolidated EBITDA (as such term is defined in the 2029 Indenture). In addition, as of March 31, 2025, our non-guarantor subsidiaries had $874 million of total consolidated liabilities (including trade payables but excluding intercompany liabilities), all of which would have been structurally senior to the 2029 Notes.
At March 31, 2025, we had outstanding letters of credit and bank guarantees of $139 million. See Note 16 of notes to unaudited condensed consolidated financial statements.

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
During the three months ended March 31, 2025, our credit rating with Moody’s changed from Ba3 stable outlook to negative outlook and our Standard & Poor's rating and outlook remained the same at B positive and stable, respectively.
Cash and Cash Equivalents
We consider all investments with original maturities of three months or less to be cash equivalents. As of March 31, 2025, our cash and cash equivalents were invested in money market funds and we also receive earnings credits for some balances left in our bank operating accounts. We maintain cash and cash equivalents in bank deposit and money market accounts that may exceed federally insured limits. The financial institutions where our cash and cash equivalents are held are highly rated and geographically dispersed, and we have a policy to limit the amount of credit exposure with any one institution. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk.
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
Repatriation of Cash
At March 31, 2025, we held $138 million in cash and cash equivalents in these respective jurisdictions: $21 million in Europe, $2 million in the United States, $33 million in Australia, $23 million in Brazil, $32 million in South Africa, $12 million in Saudi Arabia, $14 million in China and other Asia countries and $1 million in India. Our credit facilities limit transfers of funds from subsidiaries in the United States to certain foreign subsidiaries.
At March 31, 2025, Tronox Holdings plc had foreign subsidiaries with undistributed earnings. Although we would not be subject to income tax on these earnings, we have asserted that amounts in specific jurisdictions are indefinitely reinvested outside of the parent's taxing jurisdictions. These amounts could be subject to withholding tax if distributed, but the Company has made no provision for tax related to these undistributed earnings. In 2022, the Company removed its assertion that earnings in China are indefinitely reinvested, and since then, the withholding tax accruals for potential repatriations from that jurisdiction are reflected in the effective tax rate.
Stock Repurchases
On February 21, 2024, in connection with the expiration in February 2024 of the Company's previous share repurchase program, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's stock through February 21, 2027. During the three months ended March 31, 2025, we made no repurchases of the Company's stock.
Debt Obligations
At March 31, 2025 and December 31, 2024, our short-term debt and long-term debt, net of unamortized discount and debt issuance costs was $3.0 billion and $2.9 billion, respectively. At March 31, 2025 and December 31, 2024, our net debt (the excess of our debt over cash and cash equivalents) was $2.8 billion and $2.7 billion, respectively.
As of April 28, 2025, the total outstanding principal balance on our short-term debt facilities was approximately $212 million (excluding the insurance premium financing).
See Note 12 of notes to unaudited condensed consolidated financial statements.
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
In March 2025, the Securitization Facility was amended (the "Fifth Amendment") to extend the program term to March 2028.
See “Note 6 – Accounts Receivable Securitization Program” in notes to unaudited condensed consolidated financial statements for further details regarding this off-balance sheet program.
Cash Flows
The following table presents cash flow for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(Millions of U.S. dollars)
Cash used in operating activities	$(32)	$(29)
Cash used in investing activities	(95)	(76)
Cash provided by (used in) financing activities	108	(12)
Effects of exchange rate changes on cash and cash equivalents and restricted cash	5	(2)
Net decrease in cash and cash equivalents and restricted cash	$(14)	$(119)
Cash Flows used in Operating Activities — Cash used in operating activities of $32 million is primarily driven by $69 million of net income adjusted for non-cash items offset by a net cash outflow of $101 million related to changes in assets and liabilities. The following table provides our net cash used in operating activities for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(Millions of U.S. dollars)
Net loss	$(111)	$(9)
Adjustments for non-cash items	180	107
Income related cash generation	69	98
Net change in assets and liabilities	(101)	(127)
Cash used in operating activities	$(32)	$(29)
Net cash used in operating activities increased by $3 million year-over-year from $29 million in the prior year to $32 million during the current year. This increase was primarily due to a decrease in income related cash generation partially offset by decreases in the use of cash for net assets and liabilities. The lower use of cash working capital was primarily driven by an increase in the use of cash for inventories of $46 million partially offset by increases in the cash provided by accounts receivable of $45 million and decreases in the use of cash for accounts payable and accrued liabilities of $27 million.

Cash Flows used in Investing Activities — Net cash used in investing activities for the three months ended March 31, 2025 was $95 million as compared to $76 million for the same period in 2024 primarily due to higher capital expenditures of $110 million during the current year as compared to $76 million in the prior year partially offset by $15 million of cash received for the repayment of our loan with AMIC related to the titanium slag smelter facility.
Cash Flows provided by (used in) Financing Activities — Net cash provided by financing activities during the three months ended March 31, 2025 was $108 million as compared to cash used in financing activities of $12 million for the three months ended March 31, 2024. The three months ended March 31, 2025 was primarily comprised of net proceeds from short-term debt of $115 million partially offset by $6 million of repayments of long-term debt. The three months ended March 31, 2024 was primarily comprised of total repayments of short-term and long-term debt of $11 million.
Contractual Obligations
The following table sets forth information relating to our contractual obligations as of March 31, 2025:

	Contractual Obligation Payments Due by Year (3)(4)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of U.S. dollars)
Long-term debt, net and lease financing (including interest) (1)	$3,781	333	404	2,079	965
Purchase obligations (2)	3,447	437	500	349	2,161
Operating leases	297	38	57	49	153
Asset retirement obligations and environmental liabilities(5)	495	29	57	61	348
Total	$8,020	837	1,018	2,538	3,627
__________________
(1)We calculated the 2024-B Term Loan Facility interest at a SOFR plus a margin of 2.50%, the 2024 Term Loan Facility at a SOFR plus a margin of 2.25%, and the RMB Term Loan at a JIBAR plus a margin of 2.35%. See Note 12 of notes to our unaudited condensed consolidated financial statements.
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
Non-U.S. GAAP Financial Measures
EBITDA, Adjusted EBITDA, Adjusted EBITDA as a % of Net Sales, Adjusted net income (loss) attributable to Tronox, Diluted adjusted net income per share attributable to Tronox and net debt to trailing twelve months Adjusted EBITDA, which are used by management to measure performance, are not presented in accordance with U.S. GAAP. We define EBITDA as net income (loss) excluding the impact of income taxes, interest expense, interest income and depreciation, depletion and amortization. We define Adjusted EBITDA as EBITDA excluding the impact of nonrecurring items such as restructuring charges, gain or loss on debt extinguishments, impairment charges, gains or losses on sale of assets, acquisition-related transaction costs and pension settlements and curtailment gains or losses. Adjusted EBITDA also excludes non-cash items such as share-based compensation costs, pension and postretirement costs, and realized and unrealized foreign currency remeasurement gains and losses. We define Adjusted net income (loss) attributable to Tronox as net income (loss) attributable to Tronox excluding the impact of nonrecurring items which the Company believes are not indicative of its core operating results such as restructuring charges, gain or loss on debt extinguishments, impairment charges, gains or losses on sale of assets, acquisition-related transaction costs and pension settlements and curtailment gains or losses. We define Diluted adjusted net income per share attributable to Tronox as Diluted net income (loss) per share excluding the impact of nonrecurring items which are the Company believes are not indicative of its core operating results such as restructuring charges, gain or loss on debt extinguishments, impairment charges, gains or losses on sale of assets, acquisition-related transaction costs and pension settlements and curtailment gains or losses.
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

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA, Adjusted EBITDA as a % of net sales for the periods presented and Net Debt to Trailing Twelve Months Adjusted EBITDA as of March 31, 2025 and December 31, 2024:

	Three Months Ended March 31,
	2025	2024
	(Millions of U.S. dollars)
Net loss (U.S. GAAP)	$(111)	$(9)
Interest expense	42	42
Interest income	(2)	(4)
Income tax provision	5	11
Depreciation, depletion and amortization expense	71	72
EBITDA (non-U.S. GAAP)	5	112
Share-based compensation (a)	5	6
Accretion expense and other adjustments to asset retirement obligations and environmental liabilities (b)	7	7
Accounts receivable securitization program (c)	4	3
Foreign currency remeasurement (d)	1	(2)
Restructuring and other charges (e)	86	—
Other items (f)	4	5
Adjusted EBITDA (non-U.S. GAAP)	$112	$131

	Three Months Ended March 31,

	2025	2024
Net sales	$738	$774
Net loss (U.S. GAAP)	$(111)	$(9)
Net loss (U.S. GAAP) as a % of Net sales	(15.0)%	(1.2)%
Adjusted EBITDA (non-U.S. GAAP) (see above) as a % of Net sales	15.2%	16.9%

	March 31, 2025	December 31, 2024
Long-term debt, net	$2,753	$2,759
Short-term debt	183	65
Long-term debt due within one year	38	35
(Less) Cash and cash equivalents	(138)	(151)
Net debt	$2,836	$2,708
Trailing-twelve month Adjusted EBITDA (non-U.S. GAAP)	$545	$564
Net debt to trailing-twelve month Adjusted EBITDA (non-U.S. GAAP) (see above)	5.2x	4.8x

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
(e) Represents restructuring and other charges associated with the Botlek plant idling. Refer to Note 2 to notes to unaudited condensed consolidated financial statements for further details.
(f) Includes noncash pension and postretirement costs, asset write-offs and other items included in “Selling general and administrative expenses”, “Cost of goods sold” and “Other expense, net” in the unaudited Condensed Consolidated Statements of Operations.
The following table reconciles trailing twelve month net income (loss) to EBITDA and Adjusted EBITDA as of March 31, 2025:

	Three Months Ended				Trailing Twelve Month Adjusted EBITDA
	June 30, 2024	September 30, 2024	December 31, 2024	March 31, 2025

Net income (loss) (U.S. GAAP)	$10	$(25)	$(30)	$(111)	$(156)
Interest expense	42	42	41	42	167
Interest income	(2)	(3)	(1)	(2)	(8)
Income tax provision	45	26	45	5	121
Depreciation, depletion and amortization expense	72	70	71	71	284
EBITDA (non-U.S. GAAP)	167	110	126	5	408
Share-based compensation (a)	4	7	4	5	20
Foreign currency remeasurement (b)	4	8	(11)	1	2
Accretion expense and other adjustments to asset retirement obligations and environmental liabilities (c)	7	8	1	7	23
Accounts receivable securitization program (d)	4	4	4	4	16
Sale of royalty interest (e)	(28)	—	—	—	(28)
Restructuring and other charges (f)	—	—	—	86	86
Loss on extinguishment of debt (g)	—	3	—	—	3
Other items (h)	3	3	5	4	15
Adjusted EBITDA (non-U.S. GAAP)	$161	$143	$129	$112	$545

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
(e) Represents the sale of a royalty interest in certain Canadian mineral properties, net of associated transaction costs included in "Other expense, net" in the unaudited Condensed Consolidated Statements of Operations.

(f) Represents restructuring and other charges associated with the Botlek plant idling.
(g) Represents the loss in connection with the refinancing of the Term Loan Facility in the US.
(h) Includes noncash pension and postretirement costs, asset write-offs, severance expense and other items included in “Selling general and administrative expenses”, “Cost of goods sold” and “Other expense, net” in the unaudited Condensed Consolidated Statements of Operations.
The following table reconciles Net loss attributable to Tronox to Adjusted net (loss) income attributable to Tronox for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(Millions of U.S. dollars)
Net loss attributable to Tronox Holdings plc (U.S. GAAP)	$(111)	$(9)
Restructuring and other charges (a)	86	—
Other (b)	1	2
Adjusted net loss attributable to Tronox Holdings plc (non-U.S. GAAP)	$(24)	$(7)

Diluted net loss per share (U.S. GAAP)	$(0.70)	$(0.06)
Restructuring and other charges, per share	0.54	—
Other, per share	0.01	0.01
Diluted adjusted net loss per share attributable to Tronox Holdings plc (non-U.S. GAAP) (1)	$(0.15)	$(0.05)

Weighted average shares outstanding, diluted (in thousands)	158,138	157,331

(a) Represents restructuring and other charges associated with the Botlek plant idling.
(b) Represents other activity not representative of the ongoing operations of the Company.

(1) Diluted adjusted net income per share attributable to Tronox Holdings plc was calculated from exact, not rounded Adjusted net income attributable to Tronox Holdings plc and share information.
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
Credit Risk
Credit risk is the risk that a borrower or a counterparty will fail to meet their obligations. A significant portion of our liquidity is concentrated in trade accounts receivable that arise from sales of our products to customers. In the case of TiO2, the high level of industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. We have significant exposure to credit risk in industries that are affected by cyclical economic fluctuations. We perform ongoing credit evaluations of our customers from time to time, as deemed appropriate, to mitigate credit risk but generally do not require collateral. Our contracts typically enable us to tighten credit terms if we perceive additional credit risk; however, historic losses due to write offs of bad debt have been insignificant. In addition, due to our international operations, we are subject to potential trade restrictions and sovereign risk in certain countries in which we operate. We maintain allowances for potential credit losses based on specific customer review and current financial conditions. During the three months ended March 31, 2025 and 2024, our ten largest third-party customers represented 39% and 37%, respectively, of our consolidated net sales. During the three months ended March 31, 2025 and 2024, no single customer accounted for 10% of our consolidated net sales.
Interest Rate Risk
Interest rate risk arises from the possibility that changes in interest rates will impact our financial results. We are exposed to interest rate risk on our floating rate debt, the 2024 Term Loan Facility, the 2024-B Term Loan Facility, RMB Term Loan Facility and the New Cash Flow Revolver, RMB Revolving Credit Facility, Emirates Revolver and SABB Credit Facility balances. Using a sensitivity analysis as of March 31, 2025, a hypothetical 1% increase in interest rates would result in a net decrease to pre-tax income of approximately $9 million on an annualized basis. This is due to the fact that earnings on our floating rate financial assets of $22 million at March 31, 2025 would increase by the full 1%, offsetting the impact of a 1% increase in interest expense on our floating rate debt of approximately $944 million.
As a result of the 2024 Amendment (discussed in Note 12), the Company noted that the hedged transaction associated with the interest rate swap with a notional value of $200 million (which converted the variable rate to a fixed rate for a portion of the 2022 Term Loan Facility) had changed as the hedged transaction would now convert the variable rate to a fixed rate for a portion of the 2024 Term Loan Facility. There were no amendments to the terms of the $200 million interest rate swap, including the notional value, index rate, or expiration date as a result of the 2024 Amendment. However, given the change in the hedged transaction, we completed a hedge effectiveness test and determined that this hedge instrument continues to be highly effective at achieving offsetting cash flows related to the hedged transaction, enabling us to continue to apply hedge accounting over the remaining term of this hedge relationship.

In line with the original maturity date, one of the interest rate swap agreements (notional value of $250 million) expired in September 2024. As a result of this, on September 26, 2024, the Company entered into two new interest-rate swap agreements for a notional of $125 million each with two counterparty banks, for an aggregate notional of $250 million. These new agreements are effective as of September 30, 2024 and will mature on September 30, 2031, in line with the maturity date of the 2024-B Term Loan Facility following Amendment No.6 (discussed in Note 12). The Company has designated these two new hedges as cash flow hedges with the objective of ensuring that the Company continues to achieve the offsetting effect to the interest rate volatility associated with the $250 million portion of the 2024-B Term Loan Facility.
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
As of March 31, 2025, the Company maintains a total of $950 million of interest rate swaps (with $450 million maturing in March 2028 and $500 million maturing in September 2031) with the objective in using the interest-rate swap agreements to add stability to interest expense and to manage the Company's exposure to interest rate movements. These interest rate swaps have been designated as cash flow hedges and involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Fair value gains or losses on these cash flow hedges are recorded in accumulated other comprehensive loss and are subsequently reclassified into interest expense in the same periods during which the hedged transactions affect earnings. The Company's objectives in using the interest rate swap agreements are to add stability to interest expense and to manage its exposure to interest rate movements.
At March 31, 2025 and December 31, 2024, the net unrealized gain of $11 million and the unrealized gain of $26 million, respectively, was recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet. For the three months ended March 31, 2025, the amounts recorded in interest expense related to the interest-rate swap agreements was $2 million, of which less than $1 million was reclassified from "Accumulated other comprehensive loss" to interest expense. For the three months ended March 31, 2024, the net amounts recorded in interest expense related to the interest-rate swap agreements was $8 million, of which $2 million was reclassified from "Accumulated other comprehensive loss" to interest expense.
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

From time to time, we enter into foreign currency contracts used to hedge forecasted third party non-functional currency sales for our South African subsidiaries. From time to time, we enter into foreign currency contracts used to hedge forecasted non-functional currency cost of goods sold and forecasted non-functional currency selling, general and administrative expenses ("SG&A expenses") for our Australian subsidiaries. Historically, we have used a combination of zero-cost collars or forward contracts to reduce the exposure.  These foreign currency contracts are designated as cash flow hedges. Changes to the fair value of these foreign currency contracts are recorded as a component of other comprehensive (loss) income, if these contracts remain highly effective, and are recognized in net sales, costs of goods sold or SG&A expenses in the period in which the forecasted transaction affects earnings or are recognized in other expense, net when the transactions are no longer probable of occurring. As of March 31, 2025, we had notional amounts of 404 million Australian dollars ($252 million at the March 31, 2025 exchange rate) that expire between April 24, 2025 and December 24, 2025 to reduce the exposure of our Australian subsidiaries’ cost of sales to fluctuations in currency rates. As of March 31, 2025, we had notional amounts of 19 million Australian dollars ($12 million at the March 31, 2025 exchange rate) that expire between April 24, 2025 and December 24, 2025 to reduce the exposure of our Australian subsidiaries’ SG&A expenses to fluctuations in currency rates. As of March 31, 2025, we had no outstanding amounts to reduce the exposure of our South African subsidiaries' third party sales to fluctuations in currency rates. At March 31, 2025, there was a net unrealized gain of $10 million recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet, which is expected to be fully recognized in earnings over the next twelve months. At December 31, 2024, there was a net loss of $14 million recorded in "Accumulated other comprehensive loss" on the Condensed Consolidated Balance Sheet.
From time to time, we enter into foreign currency contracts for the South African Rand, Australian Dollar, Euro, Pound Sterling, and Saudi Riyal to reduce exposure of our subsidiaries’ balance sheet accounts not denominated in our subsidiaries’ functional currency to fluctuations in foreign currency exchange rates. Historically, we have used forward contracts to reduce the exposure.  For accounting purposes, these foreign currency contracts are not considered hedges. The change in fair value associated with these contracts is recorded in “Other expense, net” within the unaudited Condensed Consolidated Statement of Operations and partially offsets the change in value of third party and intercompany-related receivables not denominated in the functional currency of the subsidiary. At March 31, 2025, there was (i) 1.3 billion South African Rand (or approximately $71 million at March 31, 2025 exchange rate), (ii) 138 million Australian dollars (or approximately $86 million at the March 31, 2025 exchange rate), (iii) 26 million Pound Sterling (or approximately $34 million at the March 31, 2025 exchange rate), (iv) 56 million Euro (or approximately $60 million at the March 31, 2025 exchange rate), and (v) 145 million Saudi Riyal (or approximately $39 million at the March 31, 2025 exchange rate) of notional amounts of outstanding foreign currency contracts. At December 31, 2024, there was (i) 1.4 billion South African Rand (or approximately $76 million at the March 31, 2025 exchange rate), (ii) 113 million Australian dollars (or approximately $71 million at the March 31, 2025 exchange rate), (iii) 34 million Pound Sterling (or approximately $44 million at the March 31, 2025 exchange rate), (iv) 91 million Euro (or approximately $98 million at the March 31, 2025 exchange rate) and (v) 71 million Saudi Riyal (or approximately $19 million at the March 31, 2025 exchange rate) of notional amounts of outstanding foreign currency contracts.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of Tronox’s management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”), as of March 31, 2025, the end of the period covered by this report. Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date. Tronox’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Tronox in the reports that it files or submits under the Exchange Act is accumulated and communicated to Tronox’s management, including Tronox’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date.
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

Other than as discussed above, during the quarter ended March 31, 2025, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
Information required by this item is incorporated herein by reference to the section captioned “Notes to Consolidated Financial Statements, Note 16 - Commitments and Contingencies” of this Form 10-Q.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table provides information with respect to purchases of our shares of common stock, $0.01 par value per share, during the three months ended March 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs (1)	Approximate Dollar Value That May Yet Be Purchased Under the Program (2)
				$300,000,000
January 1, 2025 through January 31, 2025	—	$—	—	$300,000,000
February 1, 2025 through February 28, 2025	—	$—	—	$300,000,000
March 1, 2025 through March 31, 2025	—	$—	—	$300,000,000
Totals	—	$—	—	$300,000,000
(1) On February 21, 2024, in connection with the expiration in February 2024 of the Company's previous share repurchase program, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's stock through February 21, 2027. During the three months ended March 31, 2025, we made no repurchases of the Company's stock.
(2) Amounts reflect the remaining dollar value of shares that may be purchased under the stock repurchase program described above.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) had any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) under the Exchange Act for any "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K.

Item 6.    Exhibits

Exhibit No.

31.1	Rule 13a-14(a) Certification of John Romano. (furnished herewith)

31.2	Rule 13a-14(a) Certification of D. John Srivisal. (furnished herewith)

32.1	Section 1350 Certification for John Romano. (furnished herewith)

32.2	Section 1350 Certification for D. John Srivisal. (furnished herewith)

101
The following financial statements from Tronox Holdings plc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (furnished herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema Document. (furnished herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (furnished herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. (furnished herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. (furnished herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (furnished herewith)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2025, which has been formatted in Inline XBRL and contained in Exhibit 101.
_______________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:
May 1, 2025

TRONOX HOLDINGS PLC (Registrant)

By:	/s/ D. John Srivisal
Name:	D. John Srivisal
Title:	Senior Vice President, Chief Financial Officer

By:	/s/ Jonathan P. Flood
Name:	Jonathan P. Flood
Title:	Vice President, Controller and Principal Accounting Officer