Form 10-Q
period 2025-06-30
Tronox Holdings plc
filed 2025-07-31
CIK 1530804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of July 21, 2025, the Registrant had 158,524,635 ordinary shares outstanding.

Item 1.    Financial Statements (Unaudited)

Page No.

Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2025 and 2024	4
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2025 and 2024	5
Unaudited Condensed Consolidated Balance Sheets at June 30, 2025 and December 31, 2024	6
Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 and 2024	7
Unaudited Condensed Consolidated Statement of Shareholders’ Equity for the Three and Six Months Ended June 30, 2025 and 2024	8
Notes to Unaudited Condensed Consolidated Financial Statements	10

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$731	$820	$1,469	$1,594
Cost of goods sold	652	670	1,291	1,324
Gross profit	79	150	178	270
Restructuring and other charges	42	—	128	—
Selling, general and administrative expenses	72	74	146	153
(Loss) Income from operations	(35)	76	(96)	117
Interest expense	(45)	(42)	(87)	(84)
Interest income	1	2	3	6
Other (expense) income, net	(2)	19	(7)	18
(Loss) Income before income taxes	(81)	55	(187)	57
Income tax provision	(4)	(45)	(9)	(56)
Net (loss) income	(85)	10	(196)	1
Net loss attributable to noncontrolling interest	(1)	(6)	(1)	(6)
Net (loss) income attributable to Tronox Holdings plc	$(84)	$16	$(195)	$7

(Loss) Income per share:
Basic	$(0.53)	$0.10	$(1.23)	$0.04
Diluted	$(0.53)	$0.10	$(1.23)	$0.04

Weighted average shares outstanding, basic (in thousands)	158,561	158,117	158,358	157,730
Weighted average shares outstanding, diluted (in thousands)	158,561	159,288	158,358	158,902
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Millions of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(85)	$10	$(196)	$1
Other comprehensive income (loss):
Foreign currency translation adjustments	68	14	119	(27)
Pension and postretirement plans:
Amortization of unrecognized actuarial loss (net of tax benefit of nil in the three and six months ended June 30, 2025 and 2024)	1	1	1	1
Total pension and postretirement loss	1	1	1	1
Realized gains on derivatives reclassified from accumulated other comprehensive loss to the Condensed Consolidated Statement of Operations (net of tax expense of $1 million for both the three and six months ended June 30, 2025 and nil for both the three and six months ended June 30, 2024)	—	(2)	—	(3)
Unrealized gains (losses) on derivative financial instruments, (net of tax expense of $2 million for both the three and six months ended June 30, 2025 and nil for both the three and six months ended June 30, 2024) - See Note 13	6	(1)	(5)	9

Other comprehensive income (loss)	75	12	115	(20)

Total comprehensive (loss) income	(10)	22	(81)	(19)

Comprehensive income (loss) attributable to noncontrolling interest:
Net (loss) income	(1)	(6)	(1)	(6)
Foreign currency translation adjustments	2	(4)	4	(5)
Comprehensive income (loss) attributable to noncontrolling interest	1	(10)	3	(11)

Comprehensive (loss) income attributable to Tronox Holdings plc	$(11)	$32	$(84)	$(8)

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	June 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$132	$151
Restricted cash	1	1
Accounts receivable (net of allowance for credit losses of $1 million and $1 million as of June 30, 2025 and December 31, 2024, respectively)	294	266
Inventories, net	1,685	1,551
Prepaid and other assets	124	184
Income taxes receivable	2	2
Total current assets	2,238	2,155
Noncurrent Assets
Property, plant and equipment, net	1,997	1,927
Mineral leaseholds, net	613	616
Intangible assets, net	227	244
Lease right of use assets, net	145	140
Deferred tax assets	833	830
Other long-term assets	133	126
Total assets	$6,186	$6,038

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$500	$499
Accrued liabilities	239	247
Short-term lease liabilities	25	24
Short-term debt	266	65
Long-term debt due within one year	38	35
Income taxes payable	—	4
Total current liabilities	1,068	874
Noncurrent Liabilities
Long-term debt, net	2,749	2,759
Pension and postretirement healthcare benefits	88	85
Asset retirement obligations	204	172
Environmental liabilities	46	40
Long-term lease liabilities	114	107
Deferred tax liabilities	191	174
Other long-term liabilities	47	36
Total liabilities	4,507	4,247

Commitments and Contingencies - Note 16
Shareholders’ Equity
Tronox Holdings plc ordinary shares, par value $0.01 — 158,524,635 shares issued and outstanding at June 30, 2025 and 157,938,056 shares issued and outstanding at December 31, 2024	2	2
Capital in excess of par value	2,092	2,084
Retained earnings	321	555
Accumulated other comprehensive loss	(769)	(880)
Total Tronox Holdings plc shareholders’ equity	1,646	1,761
Noncontrolling interest	33	30
Total equity	1,679	1,791
Total liabilities and equity	$6,186	$6,038
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Millions of U.S. dollars)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(196)	$1
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	145	144
Deferred income taxes	7	46
Share-based compensation expense	9	10
Amortization of deferred debt issuance costs and discount on debt	5	5
Restructuring and other charges	128	—
Other non-cash items affecting net income (loss)	29	13
Changes in assets and liabilities:
Increase in accounts receivable, net of allowance for credit losses	(19)	(97)
(Increase) decrease in inventories, net	(76)	8
Decrease in prepaid and other assets	29	10
Restructuring payments	(27)	—
(Decrease) increase in accounts payable and accrued liabilities	(23)	13
Net changes in income tax payables and receivables	(5)	(2)
Changes in other non-current assets and liabilities	(10)	(20)
Cash (used in) provided by operating activities	(4)	131

Cash Flows from Investing Activities:
Capital expenditures	(193)	(152)
Loans	15	—
Proceeds from sale of assets	2	16
Cash used in investing activities	(176)	(136)

Cash Flows from Financing Activities:
Repayments of short-term debt	(11)	(11)
Repayments of long-term debt	(14)	(9)
Proceeds from short-term debt	203	—
Debt issuance costs	(1)	(2)
Dividends paid	(20)	(41)
Restricted stock and performance-based shares settled in cash for withholding taxes	(1)	—
Cash provided by (used in) financing activities	156	(63)

Effects of exchange rate changes on cash and cash equivalents and restricted cash	5	(4)

Net decrease in cash and cash equivalents and restricted cash	(19)	(72)
Cash and cash equivalents and restricted cash at beginning of period	152	273
Cash and cash equivalents and restricted cash at end of period	$133	$201

Supplemental cash flow information:
Interest paid, net	$78	$78

Income taxes paid	$5	$11
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Millions of U.S. dollars, except for shares)
For the six months ended June 30, 2025

	Tronox Holdings plc Ordinary Shares (in thousands)	Tronox Holdings plc Ordinary Shares (Amount)	Capital in Excess of par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Tronox Holdings plc Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2024	157,938	$2	$2,084	$555	$(880)	$1,761	$30	$1,791
Net loss	—	—	—	(111)	—	(111)	—	(111)
Other comprehensive income	—	—	—	—	38	38	2	40
Share-based compensation	641	—	5	—	—	5	—	5
Shares cancelled	(117)	—	—	—	—	—	—	—
Ordinary share dividends ($0.125 per share)	—	—	—	(19)	—	(19)	—	(19)
Balance at March 31, 2025	158,462	$2	$2,089	$425	$(842)	$1,674	$32	$1,706

Net loss	—	—	—	(84)	—	(84)	(1)	(85)
Other comprehensive income	—	—	—	—	73	73	2	75
Share-based compensation	80	—	4	—	—	4	—	4
Shares cancelled	(17)	—	(1)	—	—	(1)	—	(1)
Ordinary share dividends ($0.125 per share)	—	—	—	(20)	—	(20)	—	(20)
Balance at June 30, 2025	158,525	$2	$2,092	$321	$(769)	$1,646	$33	$1,679
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

TRONOX HOLDINGS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Millions of U.S. dollars, except share, per share and metric tons data or unless otherwise noted)

1.    The Company
Tronox Holdings plc (referred to herein as "Tronox", the "Company", "we", "us", or "our") operates titanium-bearing mineral sand mines and beneficiation operations in Australia and South Africa to produce feedstock materials that can be processed into TiO2 for pigment, high purity titanium chemicals, including titanium tetrachloride, and Ultrafine© titanium dioxide used in certain specialty applications. Our strategy is to be vertically integrated and produce enough feedstock materials to be as self-sufficient as possible in the production of TiO2 at our eight TiO2 pigment facilities located in the United States, Australia, Brazil, UK, France, China and the Kingdom of Saudi Arabia (“KSA”). We believe that vertical integration is the best way to achieve our ultimate goal of delivering low cost, high-quality pigment to our coatings and other TiO2 customers throughout the world. The mining, beneficiation and smelting of titanium bearing mineral sands creates meaningful quantities of zircon, pig iron and the rare-earth bearing mineral, monazite, which we also supply to customers around the world.
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
In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, considered necessary for a fair statement of its financial position as of June 30, 2025, and its results of operations for the three and six months ended June 30, 2025 and 2024. Our unaudited condensed consolidated financial statements include the accounts of all majority-owned subsidiary companies. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the manner and presentation in the current period.
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
2.    Restructuring and Other Charges
In March 2025, Tronox announced that it has informed its Netherlands' labor force that it proposes to idle its 90,000 metric ton per year TiO2 plant in the Netherlands indefinitely, as a result of a strategic review it undertook of the Company's global asset footprint. The Company believes this decision will optimize its global production footprint and improve its capacity utilizations. Approximately 240 employees will be impacted by the action. As a result of this decision, the Company expects to record total restructuring and other related charges of approximately $160-180 million, $65-75 million of which is expected to be related to non-cash items, arising from idling site operations which is currently expected to be completed in the first half of 2026.
The Company recorded the following charge for the three and six months ended June 30, 2025 as a result of this action:

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
Severance and employee benefits	$9	$17
Idling activities	24	30
Asset retirement obligation adjustments	—	11
Contract abandonment and other charges	—	7
Total cash charges	33	65
Asset disposal charges	9	62
Other non-cash charges	—	1
Total non-cash charges	9	63
Total restructuring and other charges	$42	$128

For the three and six months ended June 30, 2025, Tronox incurred $33 million and $65 million of cash charges, respectively. For the three and six months ended June 30, 2025, these charges included $9 million and $17 million in severance and employee separation benefits charges, respectively, $24 million and $30 million for activities associated with idling site operations, respectively, nil and $11 million associated with asset retirement obligation adjustments, respectively, and nil and

$7 million of contract early termination charges, respectively. Tronox expects to incur incremental expenses associated with these items through the first half of 2026 as severance and employee benefit obligations become due, site idling activities occur and contracts are terminated.
In addition, the Company has recorded a non-cash charge of $9 million and $63 million during the three and six months ended June 30, 2025, respectively, primarily associated with asset write-downs and accelerated depreciation associated with assets which are not redeployable to other locations of the Company. Assets at the site will continue to be evaluated for redeployment to other locations throughout the idling process which could result in changes to the amount of asset write-downs and accelerated depreciation.
Rollforward of restructuring and other charges reserve

The following table shows a rollforward of restructuring and other charges reserves that will result in cash spending. These amounts exclude asset retirement obligations, which is included in "Asset retirement obligations" on the Condensed Consolidated Balance Sheet:

Amount
Balance at January 1, 2025	$—
Change in reserves	53
Cash payments	(27)
Foreign currency translation and other	2
Balance at June 30, 2025	$28

Cash payments associated with the liability at June 30, 2025 are expected to occur through the second quarter of 2026. As of June 30, 2025, $19 million and $9 million are recorded within "Accrued liabilities" and "Other long-term liabilities", respectively, on the Condensed Consolidated Balance Sheet.

3.    Revenue
We recognize revenue at a point in time when the customer obtains control of the promised products. For most transactions this occurs when products are shipped from our manufacturing facilities or at a later point when control of the products transfers to the customer at a specified destination or time.
Contract assets represent our rights to consideration in exchange for products that have transferred to a customer when the right is conditional on situations other than the passage of time. For products that we have transferred to our customers, our rights to the consideration are typically unconditional and only the passage of time is required before payments become due. These unconditional rights are recorded as "Accounts receivable" in the unaudited Condensed Consolidated Balance Sheets. As of June 30, 2025, and December 31, 2024, we did not have any material contract asset balances.
Contract liabilities represent our obligations to transfer products to a customer for which we have received consideration from the customer. From time to time, we may receive advance payment from our customers that is accounted for as deferred revenue. Deferred revenue is earned when control of the product transfers to the customer, which is typically within a short period of time from when we received the advanced payment. Contract liability balances as of both June 30, 2025 and December 31, 2024 were less than $1 million. Contract liability balances were reported as “Accounts payable” in the unaudited Condensed Consolidated Balance Sheets.  All material contract liabilities as of December 31, 2024 were recognized as revenue in “Net sales” in the unaudited Condensed Consolidated Statements of Operations during the first quarter of 2025.
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

Net sales to external customers by geographic areas where our customers are located were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
North America	$207	$222	$405	$414
South and Central America	41	51	87	97
Europe, Middle-East and Africa	299	308	611	617
Asia Pacific	184	239	366	466
Total net sales	$731	$820	$1,469	$1,594

Net sales from external customers for each similar type of product were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
TiO2	$587	$653	$1,171	$1,259
Zircon	68	85	137	173
Other products	76	82	161	162
Total net sales	$731	$820	$1,469	$1,594
Other products mainly include pig iron, TiCl4 and other mining products.
During the six months ended June 30, 2025 and 2024, our ten largest third-party customers represented 38% and 36%, respectively, of our consolidated net sales. During both the six months ended June 30, 2025 and 2024, no single customer accounted for 10% of our consolidated net sales.

4.    Income Taxes
Our operations are conducted through various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.
Income before income taxes is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income tax provision	$(4)	$(45)	$(9)	$(56)
(Loss) income before income taxes	$(81)	$55	$(187)	$57
Effective tax rate	(5)%	82%	(5)%	98%
Tronox Holdings plc, a U.K. public limited company is the parent company for the business group, and the statutory tax rate in the U.K. at both June 30, 2025 and 2024 was 25%. The effective tax rates for both the three and six months ended June 30, 2025 and 2024 are impacted by a variety of factors including income and losses in jurisdictions with valuation allowances, non-taxable income and expense items, prior year accruals, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate.

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

The new U.S. tax law, officially titled the "One Big Beautiful Bill", was signed into law on July 4, 2025. It represents a significant update of tax policy and includes a wide range of provisions. Many of the policy updates do not have an impact on Tronox, and the updates that do, are not expected to be material.

During the six months ended June 30, 2025, the Company received notification that the Australian Taxation Office ("ATO") initiated an audit of Tronox Limited, Tronox Holdings plc and their associates for the calendar years 2017 - 2022. The Company is responding to requests for information on this audit.

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

5.    (Loss) Income Per Share
The computation of basic and diluted loss per share for the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator - Basic and Diluted:
Net (loss) income	$(85)	$10	$(196)	$1
Less: Net (loss) income attributable to noncontrolling interest	(1)	(6)	(1)	(6)
Net (loss) income available to ordinary shares	$(84)	$16	$(195)	$7

Denominator - Basic and Diluted:
Weighted-average ordinary shares, basic (in thousands)	158,561	158,117	158,358	157,730
Weighted-average ordinary shares, diluted (in thousands)	158,561	159,288	158,358	158,902

Basic net (loss) income per ordinary share	$(0.53)	$0.10	$(1.23)	$0.04
Diluted net (loss) income per ordinary share	$(0.53)	$0.10	$(1.23)	$0.04
Net (loss) income per ordinary share amounts were calculated from exact, not rounded net loss and share information.  Anti-dilutive shares not recognized in the diluted net (loss) income per share calculation for the three and six months ended June 30, 2025 and 2024 were as follows:

	Shares
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Options	—	3,473	—	3,473
Restricted share units	5,207,309	1,391,399	5,207,309	1,266,453

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
The program is structured on a revolving basis under which cash collections from receivables are used to fund additional purchases of receivables at 100% face value, not to exceed the facility limit. As of June 30, 2025 and December 31, 2024, the total value of accounts receivables sold under the Securitization Facility and derecognized from the Company's unaudited Condensed Consolidated Balance Sheet was $230 million and $215 million, respectively. As a result of periodic decreases in accounts receivable sold to the Purchaser, at December 31, 2024 the Company recorded $15 million due to the Purchaser within "Accounts payable" on the Condensed Consolidated Balance Sheet. This amount was paid in January 2025. There was no corresponding amount in Accounts Payable as of June 30, 2025. Additionally, at June 30, 2025 and December 31, 2024,

we retained approximately $123 million and $109 million, respectively, of unsold receivables which we pledged as collateral for the sold receivables.
The following table sets forth a summary of the receivables sold and fees incurred under the program during the related periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash proceeds from collections reinvested in the program	$290	$276	$546	$498
Incremental accounts receivables sold	290	306	561	542
Fees incurred[1]	3	4	7	7
1 Amounts relate to monthly utilization of the Securitization Facility and related third-party advisor fees. Such amounts are recorded in "Other (expense) income, net" in our unaudited Condensed Consolidated Statement of Operations.

7.    Inventories, Net
Inventories, net consisted of the following:

	June 30, 2025	December 31, 2024
Raw materials	$354	$329
Work-in-process	156	129
Finished goods, net	921	855
Materials and supplies, net	254	238
Inventories, net	$1,685	$1,551
Materials and supplies, net consists of processing chemicals, maintenance supplies and spare parts, which will be consumed directly and indirectly in the production of our products.
At June 30, 2025 and December 31, 2024, there was approximately $61 million and $59 million, respectively, of inventory that is not expected to be sold within one year and as such, has been recorded in "Other long-term assets" on the Condensed Consolidated Balance Sheets.
At June 30, 2025 and December 31, 2024, inventory obsolescence reserves primarily for materials and supplies were $44 million and $44 million, respectively. Reserves for lower of cost or market and net realizable value were $35 million and $28 million at June 30, 2025 and December 31, 2024, respectively.
8.    Property, Plant and Equipment, Net
Property, plant and equipment, net of accumulated depreciation, consisted of the following:

	June 30, 2025	December 31, 2024
Land and land improvements	$243	$236
Buildings	430	407
Machinery and equipment	2,905	2,621
Construction-in-progress	436	490
Other	33	35
Subtotal	4,047	3,789
Less: accumulated depreciation	(2,050)	(1,862)
Property, plant and equipment, net	$1,997	$1,927
Substantially all of the property, plant and equipment, net is pledged as collateral for our debt.

The table below summarizes depreciation expense related to property, plant and equipment for the periods presented, recorded in the specific line items in our unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of goods sold	$54	$56	$107	$112
Selling, general and administrative expenses	1	1	2	2
Total	$55	$57	$109	$114

9.    Mineral Leaseholds, Net
Mineral leaseholds, net of accumulated depletion, consisted of the following:

	June 30, 2025	December 31, 2024
Mineral leaseholds	$1,270	$1,249
Less: accumulated depletion	(657)	(633)
Mineral leaseholds, net	$613	$616

Depletion expense relating to mineral leaseholds recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations was $9 million and $8 million during the three months ended June 30, 2025 and 2024, respectively. Depletion expense relating to mineral leaseholds recorded in "Cost of goods sold" in the unaudited Condensed Consolidated Statements of Operations was $17 million and $15 million during the six months ended June 30, 2025 and 2024, respectively

10.    Intangible Assets, Net
Intangible assets, net of accumulated amortization, consisted of the following:

	June 30, 2025			December 31, 2024
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$291	$(280)	$11	$291	$(270)	$21
TiO2 technology	94	(54)	40	94	(51)	43
Internal-use software and other	241	(65)	176	239	(59)	180
Intangible assets, net	$626	$(399)	$227	$624	$(380)	$244
As of June 30, 2025 and December 31, 2024, internal-use software included approximately $73 million and $116 million, respectively, of capitalized software costs which are not being amortized as the software is not ready for its intended use.
The table below summarizes amortization expense related to intangible assets for the periods presented, recorded in the specific line items in our unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of goods sold	$3	$1	$5	$2
Selling, general and administrative expenses	7	6	14	13
Total	$10	$7	$19	$15
Estimated future amortization expense related to intangible assets is $20 million for the remainder of 2025, $28 million for 2026, $34 million for 2027, $34 million for 2028, $32 million for 2029 and $79 million thereafter.

11.    Balance Sheet and Cash Flow Supplemental Information
Accrued liabilities consisted of the following:

	June 30, 2025	December 31, 2024
Employee-related costs and benefits	$107	$107
Related party payables	11	13
Interest	16	17
Sales rebates	25	40
Taxes other than income taxes	8	9
Asset retirement obligations	16	14
Other accrued liabilities	56	47
Accrued liabilities	$239	$247
Additional supplemental cash flow information for the six months ended June 30, 2025 and 2024 and as of June 30, 2025 and December 31, 2024 is as follows:

	Six Months Ended June 30,
Supplemental non cash information:	2025	2024
Operating activities - Chloride slag inventory purchases made from AMIC (including VAT)	$11	$34
Operating activities - MGT sales made to AMIC	$3	$3
Operating activities - Withholding tax on sale of royalty interest[1]	$—	$7
Investing activities - Proceeds from sale of royalty interest[1]	$—	$7
Investing activities - In-kind receipt of AMIC loan repayment	$11	$34
Financing activities - Initial commercial insurance premium financing agreement	$1	$—
Financing activities - Repayment of MGT loan	$3	$3

	June 30, 2025	December 31, 2024
Capital expenditures acquired but not yet paid	$55	$91
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

12.    Debt
Long-Term Debt
Long-term debt, net of an unamortized discount and debt issuance costs, consisted of the following:

	Original Principal	Annual Interest Rate	Maturity Date	June 30, 2025	December 31, 2024
2024 Term Loan Facility, net of unamortized discount(1)	741	Variable	4/4/2029	734	735
2024-B Term Loan Facility, net of unamortized discount(1)	902	Variable	9/30/2031	891	896
Senior Notes due 2029	1,075	4.625%	3/15/2029	1,075	1,075
RMB Term Loan Facility(1)	64	Variable	8/16/2029	57	58
Australian Government Loan, net of unamortized discount	N/A	N/A	12/31/2036	2	1
MGT Loan(2)	36	Variable	Variable	16	19
Finance leases				41	42
Long-term debt				2,816	2,826
Less: Long-term debt due within one year				(38)	(35)
Debt issuance costs				(29)	(32)
Long-term debt, net				$2,749	$2,759
_______________
(1)The average effective interest rate on the 2024 Term Loan Facility (including the impacts of the interest rate swaps), the 2024-B Term Loan Facility (including the impacts of the interest rate swaps), and the RMB Term Loan Facility was 6.8%, 6.5%, and 9.7%, respectively, during the six months ended June 30, 2025. The average effective interest rate on the previous Term Loan Facility (including the impacts of the interest rate swaps), the previous 2022 Term Loan Facility, the previous 2023 Term Loan Facility and the 2024 Term Loan Facility and the previous Standard Bank Term Loan Facility was 5.7%, 9.2%, 9.3%, 8.2% and 10.7%, respectively, during the six months ended June 30, 2024. As of June 30, 2025, the applicable margin on the 2024 Term Loan Facility, the 2024-B Term Loan Facility and the RMB Term Loan Facility was 2.25%, 2.50% and 2.35%, respectively.
(2)The MGT loan is a related party debt facility. The average effective interest rate on the MGT loan was 6.1% during both the six months ended June 30, 2025 and June 30, 2024.
Short-Term Debt
Short-term debt consisted of the following:

	Annual Interest Rate	Maturity Date	June 30, 2025	December 31, 2024
New Cash Flow Revolver(1)	Variable	8/15/2029	$100	$33
RMB Revolving Credit Facility(1)	Variable	8/16/2027	56	21
Emirates Revolver(1)(2)	Variable	8/4/2025	69	—
SABB Credit Facility(1)	Variable	12/16/2025	—	—
SEB Credit Facility(1)	4.9%	2/28/2026	40	—
Insurance premium financing	6.4%	3/1/2026	1	11
Short-term debt			$266	$65
(1) The average effective interest rate on the new Cash Flow Revolver, the RMB Revolving Credit Facility, the Emirates Revolver, the SABB Credit Facility and the SEB Credit Facility was 7.6%, 10.06%, 6.32%, 7.11% and 4.88%, respectively, during the six months ended June 30, 2025. As of June 30, 2025, the applicable margin on the new Cash Flow Revolver, the

RMB Revolving Credit Facility, the Emirates Revolver, and the SABB Credit Facility was 2.25%, 2.25%, 1.75%, and 1.50%, respectively.
(2) In June 2025, the Company entered into an amendment to extend the maturity date of the Emirates Revolver from June 2025 to August 2025. In July 2025, Tronox Pigment UK Limited, as borrower, and Tronox Holdings plc, as guarantor, entered into a new revolving credit facility with Emirates NBD Bank PJSC (“Emirates”) which replaced the existing revolving credit facility with Emirates. The new Emirates revolving credit facility is secured by inventory of Tronox Pigment UK Limited and matures in June 2026. The facility limit is 50 million Pound Sterling (approximately $69 million at the June 30, 2025 exchange rate) and can be drawn in either Pound Sterling, Euro or US Dollar. Under the terms of the revolver, for U.S. dollar borrowings, the interest rate is SOFR plus 1.75%, for Euro borrowings, the interest rate is Euribor plus 1.75% and for Pound Sterling borrowings, the interest rate is SONIA plus 1.75%.

SEB Credit Facility
On April 29, 2025, our KSA subsidiary entered into a short-term working capital facility with Saudi Export Import Bank ("SEB Credit Facility") for an amount up to SAR 150 million (approximately $40 million). The maturity date under the facility is February 28, 2026. The SEB Credit Facility bears interest at a fixed rate of 4.88% on outstanding balances. During the three months ended June 30, 2025, we drew down the total SAR 150 million (approximately $40 million at the June 30, 2025 exchange rate) under the SEB Credit Facility for general corporate purposes.
As of July 28, 2025, the total outstanding principal balance on our short-term debt facilities was approximately $339 million (excluding the insurance premium financing).
Insurance premium financing
In August 2024, the Company entered into a $29 million insurance premium financing agreement with a third-party financing company. The financing balance required a 37% down payment and was repaid in monthly installments over 9 months at an 8.6% fixed annual interest rate. At June 30, 2025, the financing balance was repaid in full.
In May 2025, the Company entered into a $1 million insurance premium financing agreement in one of our Australian subsidiaries with a third-party financing company. The financing balance is repaid in monthly installments over 10 months at a 6.4% fixed annual interest rate. As of June 30, 2025, the financing balance was $1 million and is recorded in "Short-term debt" in the Condensed Consolidated Balance Sheet.
Debt Covenants
As of June 30, 2025, we are in compliance with all financial covenants in our debt facilities.
13.    Derivative Financial Instruments
Derivatives recorded on the Condensed Consolidated Balance Sheets:
The following table is a summary of the fair value of derivatives outstanding at June 30, 2025 and December 31, 2024:

	Fair Value
	June 30, 2025		December 31, 2024
	Assets(a)	Accrued Liabilities	Assets(a)	Accrued Liabilities
Derivatives Designated as Cash Flow Hedges
Currency Contracts	$10	$—	$—	$13
Interest Rate Swaps	$9	$1	$33	$—
Total Hedges	$19	$1	$33	$13
Derivatives Not Designated as Cash Flow Hedges
Currency Contracts	$3	$1	$1	$5
Total Derivatives	$22	$2	$34	$18

(a) At June 30, 2025 and December 31, 2024, current assets of $22 million and $34 million, respectively, are recorded in prepaid and other current assets on the Condensed Consolidated Balance Sheets.
Derivatives' Impact on the Condensed Consolidated Statement of Operations:
The following table summarizes the impact of the Company's derivatives on the unaudited Condensed Consolidated Statement of Operations:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings			Amount of Pre-Tax Gain (Loss) Recognized in Earnings
	Revenue	Cost of Goods Sold	Other (expense) income, net	Other (expense) income, net
	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024

Derivatives Not Designated as Hedging Instruments
Currency Contracts	$—	$—	$(1)	$3
Derivatives Designated as Hedging Instruments
Currency Contracts	$2	$(1)	$—	$—
Total Derivatives	$2	$(1)	$(1)	$3

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings			Amount of Pre-Tax Gain (Loss) Recognized in Earnings
	Revenue	Cost of Goods Sold	Other (expense) income, net	Cost of Goods Sold	Other (expense) income, net
	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024

Derivatives Not Designated as Hedging Instruments
Currency Contracts	$—	$—	$(1)	$—	$(3)
Derivatives Designated as Hedging Instruments
Currency Contracts	$2	$(1)	$—	$—	$—
Natural Gas Hedges	$—	$—	$—	$(1)	$—
Total Derivatives	$2	$(1)	$(1)	$(1)	$(3)
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
As of June 30, 2025, the Company maintains a total of $950 million of interest rate swaps (with $450 million maturing in March 2028 and $500 million maturing in September 2031) with the objective in using the interest-rate swap agreements to add stability to interest expense and to manage the Company's exposure to interest rate movements. These interest rate swaps have been designated as cash flow hedges and involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Fair value gains or losses on these cash flow hedges are recorded in accumulated other comprehensive loss and are subsequently reclassified into interest expense in the same periods during which the hedged transactions affect earnings.
At June 30, 2025 and December 31, 2024, the net unrealized gain of $1 million and the net unrealized gain of $26 million, respectively, was recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet. For the three and six months ended June 30, 2025, the amounts recorded in interest expense related to the interest-rate swap agreements were $2 million and $4 million, respectively, of which less than $1 million and $1 million, respectively, was reclassified from "Accumulated other comprehensive loss" to interest expense. For the three and six months ended June 30, 2024, the net amounts recorded in interest expense related to the interest-rate swap agreements $7 million and $15 million, respectively.
Foreign Currency Risk

From time to time, we enter into foreign currency contracts used to hedge forecasted third party non-functional currency sales for our South African subsidiaries. From time to time, we enter into foreign currency contracts used to hedge forecasted non-functional currency cost of goods sold and forecasted non-functional currency selling, general and administrative expenses ("SG&A expenses") for our Australian subsidiaries. Historically, we have used a combination of zero-cost collars, put options or forward contracts to reduce the exposure.  These foreign currency contracts are designated as cash flow hedges. Changes to the fair value of these foreign currency contracts are recorded as a component of other comprehensive (loss) income, if these contracts remain highly effective, and are recognized in net sales, costs of goods sold or SG&A expenses in the period in which the forecasted transaction affects earnings or are recognized in other (expense) income, net when the transactions are no longer probable of occurring. As of June 30, 2025, we had notional amounts of 278 million Australian dollars ($183 million at the June 30, 2025 exchange rate) that expire between July 30, 2025 and December 30, 2025 to reduce the exposure of our Australian subsidiaries’ cost of sales to fluctuations in currency rates. As of June 30, 2025, we had notional amounts of 12 million Australian dollars ($8 million at the June 30, 2025 exchange rate) that expire between July 30, 2025 and December 30, 2025 to reduce the exposure of our Australian subsidiaries’ SG&A expenses to fluctuations in currency rates. As of June 30, 2025, we had notional amounts of 1.9 billion South African Rand (or approximately $110 million at the June 30, 2025 exchange rate) that expire between July 30, 2025 and December 29, 2025 to reduce the exposure of our South African subsidiaries' third party sales to fluctuations in currency rates. At June 30, 2025, there was a net unrealized gain of $8 million recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet, which is expected to be fully recognized in earnings over the next twelve months. At December 31, 2024, there was a net loss of $14 million recorded in "Accumulated other comprehensive loss" on the Condensed Consolidated Balance Sheet.
From time to time, we enter into foreign currency contracts for the South African Rand, Australian Dollar, Euro, Pound Sterling, and Saudi Riyal to reduce exposure of our subsidiaries’ balance sheet accounts not denominated in our subsidiaries’ functional currency to fluctuations in foreign currency exchange rates. Historically, we have used forward contracts to reduce the exposure.  For accounting purposes, these foreign currency contracts are not considered hedges. The change in fair value associated with these contracts is recorded in “Other (expense) income, net” within the unaudited Condensed Consolidated Statement of Operations and partially offsets the change in value of third party and intercompany-related receivables not denominated in the functional currency of the subsidiary. At June 30, 2025, there was (i) 1.5 billion South African Rand (or approximately $85 million at the June 30, 2025 exchange rate), (ii) 176 million Australian dollars (or approximately $116 million at the June 30, 2025 exchange rate), (iii) 5 million Pound Sterling (or approximately $7 million at the June 30, 2025 exchange rate), (iv) 22 million Euro (or approximately $26 million at the June 30, 2025 exchange rate), and (v) 172 million Saudi Riyal (or approximately $46 million at the June 30, 2025 exchange rate) of notional amounts of outstanding foreign currency contracts. At December 31, 2024, there was (i) 1.4 billion South African Rand (or approximately $79 million at the June 30, 2025 exchange rate), (ii) 113 million Australian dollars (or approximately $74 million at the June 30, 2025 exchange rate), (iii) 34 million Pound Sterling (or approximately $47 million at the June 30, 2025 exchange rate), (iv) 91 million Euro (or approximately $107 million at the June 30, 2025 exchange rate) and (v) 71 million Saudi Riyal (or approximately $19 million at the June 30, 2025 exchange rate) of notional amounts of outstanding foreign currency contracts.
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

Our debt is recorded at historical amounts. The following table presents the fair value of our debt and derivative contracts at both June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Asset	Liability	Asset	Liability
2024 Term Loan Facility	—	727	—	744
2024-B Term Loan Facility	—	880	—	904
RMB Term Loan Facility	—	57	—	58
Senior Notes due 2029	—	928	—	966
Australian Government Loan	—	2	—	1
MGT Loan	—	16	—	19
Interest rate swaps	9	1	33	—
Foreign currency contracts	13	1	1	18
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

15.    Asset Retirement Obligations
Asset retirement obligations consist primarily of rehabilitation and restoration costs, landfill capping costs, decommissioning costs, and closure and post-closure costs. Activities related to asset retirement obligations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$205	$188	$186	$186
Additions	2	2	3	7
Accretion expense	5	5	10	10
Remeasurement/translation	11	2	14	(5)
Other, including change in estimates[1]	—	—	12	—
Settlements/payments	(3)	(3)	(5)	(4)
Balance, June 30,	$220	$194	$220	$194
1 - Other, including change in estimates includes a charge of $11 million related to the Botlek plant shutdown recorded in "Restructuring and other charges" on the condensed consolidated statement of operations for the six months ended June 30, 2025. Refer to note 2 for further details.

	June 30, 2025	December 31, 2024
Current portion included in “Accrued liabilities”	$16	$14
Noncurrent portion included in “Asset retirement obligations”	204	172
Asset retirement obligations	$220	$186

16.    Commitments and Contingencies
Purchase and Capital Commitments—Includes obligations for purchase requirements of process chemicals, supplies, utilities and services entered into in the ordinary course of business. At June 30, 2025, purchase commitments were $284 million for the remainder of 2025, $323 million for 2026, $261 million for 2027, $181 million for 2028, $172 million for 2029, and $2,300 million thereafter.
Letters of Credit—At June 30, 2025, we had outstanding letters of credit and bank guarantees of $143 million, of which $59 million were letters of credit (including $47 million is related to the sale of Hawkins Point as discussed below), and $84 million were bank guarantees. Amounts for performance bonds were not material.
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
Hawkins Point Plant.  Residual waste mud, known as Batch Attack Mud, and a spent sulfuric waste stream were deposited in an onsite repository (the “Batch Attack Lagoon”) at a former TiO2 manufacturing site, Hawkins Point Plant in Baltimore, Maryland, operated by Cristal USA, Inc. from 1954 until 2011. We assumed responsibility for remediation of the Hawkins Point Plant when we acquired the TiO2 business of Cristal in April 2019. On December 21, 2022, we sold the Hawkins Point Plant to the Maryland Port Administration ("MPA"), a state agency controlled by the Maryland Department of Transportation. Pursuant to the terms of the transaction, MPA became the lead party in developing and implementing appropriate measures to address, treat, control, and mitigate the environmental conditions at the property under the regulatory oversight of the Maryland Department of the Environment ("MDE"). Under MPA ownership, the Hawkins Point Plant will be utilized for storage and beneficial reuse of dredged material from the Port of Baltimore. In exchange for transferring ownership of the site to MPA, Tronox has agreed to make scheduled, annual payments to MPA which together with scheduled, annual contributions from MPA will be used to remediate the property. The sale of the property to MPA did not have a material impact to the Consolidated Statement of Operations. As of June 30, 2025, we have a provision of $41 million included in "Environmental liabilities" in our Condensed Consolidated Balance Sheet for the Hawkins Point Plant consistent with the accounting policy described above.
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

17.    Accumulated Other Comprehensive Loss Attributable to Tronox Holdings plc and Other Equity Items
The tables below present changes in accumulated other comprehensive loss by component for the three months ended June 30, 2025 and 2024.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, April 1, 2025	$(752)	$(84)	$(6)	$(842)
Other comprehensive income (loss)	66	—	6	72
Amounts reclassified from accumulated other comprehensive loss	—	1	—	1
Balance, June 30, 2025	$(686)	$(83)	$—	$(769)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, April 1, 2024	$(769)	$(92)	$16	$(845)
Other comprehensive (loss) income	18	—	(1)	17
Amounts reclassified from accumulated other comprehensive loss	—	1	(2)	(1)
Balance, June 30, 2024	$(751)	$(91)	$13	$(829)
The tables below present changes in accumulated other comprehensive loss by component for the six months ended June 30, 2025 and 2024.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, January 1, 2025	$(801)	$(84)	$5	$(880)
Other comprehensive income (loss)	115	—	(5)	110
Amounts reclassified from accumulated other comprehensive loss	—	1	—	1
Balance, June 30, 2025	$(686)	$(83)	$—	$(769)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, January 1, 2024	$(729)	$(92)	$7	$(814)
Other comprehensive (loss) income	(22)	—	9	(13)
Amounts reclassified from accumulated other comprehensive loss	—	1	(3)	(2)
Balance, June 30, 2024	$(751)	$(91)	$13	$(829)

Repurchase of Common Stock
On February 21, 2024, in connection with the expiration in February 2024 of the Company's previous share repurchase program, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's stock through February 21, 2027. During the six months ended June 30, 2025, we made no repurchases of the Company's stock.
18.    Share-Based Compensation
Restricted Share Units (“RSUs”)
2025 Grant - During the six months ended June 30, 2025, the Company granted both time-based and performance-based awards to certain members of management. A total of 1,497,530 of time-based awards were granted to management which will vest ratably over a three-year period ending March 5, 2028. A total of 250,724 of time-based awards were granted to non-employee members of the Board which will vest in May 2026. A total of 1,484,692 of performance-based awards were granted, of which 742,346 of the awards vest based on a relative Total Shareholder Return ("TSR") calculation and 742,346 of the awards vest based on certain performance metrics of the Company. The non-TSR performance-based awards vest on March 5, 2028 based on the actual 2027 annual return on invested capital (ROIC). Similar to the Company's historical TSR awards granted in prior years, the TSR awards vest based on the Company's three-year TSR versus the peer group performance levels. Given these terms, the TSR metric is considered a market condition for which we used a Monte Carlo simulation to determine the weighted average grant date fair value of $8.98. The following weighted average assumptions were utilized to value the TSR grants:

2025
Dividend yield	—%
Expected historical volatility	48.8%
Risk free interest rate	4.30%
Expected life (in years)	3
The unrecognized compensation cost associated with all unvested awards at June 30, 2025 was $36 million, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of approximately 2.1 years.
During the three months ended June 30, 2025 and 2024, we recorded $4 million and $4 million, respectively, of stock compensation expense. During the six months ended June 30, 2025 and 2024, we recorded $9 million and $10 million, respectively, of stock compensation expense.

19.    Pension and Other Postretirement Healthcare Benefits
The components of net periodic cost associated with our U.S. and foreign pension plans recognized in the unaudited Condensed Consolidated Statements of Operations were as follows:

	Pensions		Pensions
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net periodic cost:
Service cost	$1	$1	$2	$2
Interest cost	4	4	8	9
Expected return on plan assets	(5)	(5)	(10)	(10)
Net amortization of actuarial loss and prior service credit	—	—	1	—
Total net periodic cost	$—	$—	$1	$1
The components of net periodic cost associated with our postretirement healthcare plans recognized in the unaudited Condensed Consolidated Statements of Operations were as follows:

	Other Postretirement Benefit Plans		Other Postretirement Benefit Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net periodic cost:
Interest cost	1	1	1	1
Total net periodic cost	$1	$1	$1	$1
During the six months ended June 30, 2025, the Company made contributions to its pension plans of $2 million. The Company expects to make approximately $7 million of pension contributions for the remainder of 2025.
For the three months ended June 30, 2025 and 2024, we contributed $1 million and $2 million, respectively, to the Netherlands Multiemployer Plan, which was primarily recognized in “Cost of goods sold” in the unaudited Condensed Consolidated Statement of Operations. For the six months ended June 30, 2025 and 2024, we contributed $2 million and $3 million, respectively, to the Netherlands Multiemployer Plan, which was primarily recognized in “Cost of goods sold” in the unaudited Condensed Consolidated Statement of Operations.
20.    Related Parties
Tasnee / Cristal
At June 30, 2025, Cristal International Holdings B.V. (formerly known as Cristal Inorganic Chemical Netherlands Cooperatief W.A.), a subsidiary of Tasnee, owned 37,580,000 shares of Tronox, or a 24% ownership interest.
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
On May 13, 2020, May 23, 2023 and February 21, 2024, we amended the Option Agreement with AMIC (the "First Amendment", the "Second Amendment", and the "Third Amendment", respectively, and collectively, the "Amendments") to, among other things, establish a definitive period during which Tronox and AMIC would discuss whether, and under what circumstances Tronox may acquire the Slagger (the "Renegotiation Period"). In the Third Amendment, we extended the Renegotiation Period until December 31, 2024. Until such time, 65% of all chloride slag produced by the Slagger was delivered to Tronox as repayment in-kind of the Tronox Loans. The chloride slag was valued based on a widely published index for feedstock less a nominal discount (the "Slag Price"). Tronox purchased the remaining 35% of the chloride slag produced by the Slagger in cash at the Slag Price. Furthermore, the Third Amendment provided that at the end of the Renegotiation Period full repayment of the Tronox Loan was due on January 10, 2025 in cash.
The Renegotiation Period expired on December 31, 2024 without any agreement on whether and under what circumstances Tronox would acquire the Slagger. Then on February 11, 2025, we entered into a letter agreement with AMIC and its wholly owned subsidiary, Advanced Smelting Industries Co. Ltd. ("ASIC") pursuant to which all provisions of the Option Agreement and all the related letter agreements referenced above were extinguished including the parties' respective rights and obligations in and to the Option Agreement and related letter agreements and any claims arising thereunder except for AMIC's obligation to repay the balance and all interest accrued thereunder in cash on February 20, 2025. In addition, the parties agreed that through December 31, 2026, Tronox will purchase certain quantities of Slag from ASIC based on the Slag Price.
The following table shows the outstanding balance of the Tronox Loans, which at June 30, 2025 and December 31, 2024, is recorded on the unaudited Condensed Consolidated Balance Sheet in "Prepaid and other assets:"

	June 30, 2025	December 31, 2024
Principal balance	—	22
Accrued interest income balance	—	4
Total outstanding balance	—	26
The following table shows the interest income earned on the Tronox Loans, which is recorded in "Interest income" on our unaudited Condensed Consolidated Statement of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income	—	1	—	2
The following table shows the amount of feedstock purchased from the Slagger, which is subsequently recorded in "Cost of goods sold" on our unaudited Condensed Consolidated Statement of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Settled as in-kind repayment of Tronox Loans	—	14	10	30
Settled in cash	14	8	20	16
Total chloride slag purchases	14	22	30	46
The following table shows the amounts due to AMIC at period-end regarding feedstock purchased from the Slagger, which are recorded in "Accrued liabilities" on our unaudited Condensed Consolidated Balance Sheet:

	June 30, 2025	December 31, 2024
Amount due to AMIC for slag purchases	9	6
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
On December 17, 2020 we completed the MGT transaction. Repayment of the $36 million note payable is based on a fixed U.S. dollar amount per metric ton quantity of MGT delivered by us to ATTM over time and therefore the ultimate maturity date is variable in nature. If ATTM fails to purchase MGT from us under certain contractually agreed upon conditions, then at our election we may terminate the MGT supply agreement with ATTM and we will no longer owe any amount under the loan agreement with Cristal. We currently estimate the ultimate maturity to be between approximately two and three years, subject to actual future MGT production levels. The interest rate on the note payable is based on the SAIBOR plus a premium. The note payable is recorded within "Long-term debt, net" and "Long-term debt due within one year" on the unaudited Condensed Consolidated Balance Sheet.

	June 30, 2025	December 31, 2024
Note payable, due within 1 year	7	7
Note payable, due longer than 1 year from now	9	12
Total outstanding note payable	16	19

Amounts regarding loan repayments for the MGT loan, which are recorded on the unaudited Condensed Consolidated Statement of Operations within “Net sales,” are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense	1	1	1	1
Loan Repayment via MGT delivered to ATTM	1	1	3	3
As a result of these transactions we have entered into related to the MGT assets, Tronox purchases chlorine gas from ATTM for use in the production of MGT and such transactions are reflected as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Purchases of chlorine gas	2	2	4	3

These purchases are subsequently recorded within “Cost of goods sold” on the unaudited Condensed Consolidated Statement of Operations. Amounts due at period end, which are presented below, are recorded within “Accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet.

	June 30, 2025	December 31, 2024
Amount due related to purchases of chlorine gas	2	6

As Tronox delivers MGT product to ATTM, amounts are recorded within “Net sales” on the unaudited Condensed Consolidated Statement of Operations, as shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
MGT sales made to ATTM as product is delivered	13	13	29	26

Amounts related to MGT deliveries that are outstanding at period end are recorded in “Prepaid and other assets” on the unaudited Condensed Consolidated Balance Sheet, as shown below:

	June 30, 2025	December 31, 2024
Due from ATTM for MGT deliveries	12	14
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
Net income, other financial metrics, production costs and sales forecasts are used to monitor budget versus actual results. As noted above, the CODM also determines how to allocate resources through his review of monthly production / manufacturing costs. Significant segment expenses, other than those disclosed in the Condensed Consolidated Statements of Operations, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Sales	$731	$820	$1,469	$1,594
Idle facility and lower of costs or net realizable value charges (a)	25	35	50	63
Other cost of goods (b)	627	635	1,241	1,261
Gross Profit	$79	$150	$178	$270
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
Overview
Tronox Holdings plc (referred to herein as "Tronox", the "Company", "we", "us", or "our") operates titanium-bearing mineral sand mines and beneficiation operations in Australia and South Africa to produce feedstock materials that can be processed into TiO2 for pigment, high purity titanium chemicals, including titanium tetrachloride, and Ultrafine© titanium dioxide used in certain specialty applications. Our strategy is to be vertically integrated and produce enough feedstock materials to be as self-sufficient as possible in the production of TiO2 at our eight TiO2 pigment facilities located in the United States, Australia, Brazil, UK, France, China and the Kingdom of Saudi Arabia (“KSA”). We believe that vertical integration is the best way to achieve our ultimate goal of delivering low cost, high-quality pigment to our coatings and other TiO2 customers throughout the world. The mining, beneficiation and smelting of titanium bearing mineral sands creates meaningful quantities of zircon, pig iron and the rare-earth bearing mineral, monazite, which we also supply to customers around the world.
We are a public limited company listed on the New York Stock Exchange and are registered under the laws of England and Wales.
Business Environment
The following discussion includes trends and factors that may affect future operating results:
Second quarter revenue decreased 11% compared to the prior year, primarily driven by lower TiO2 and zircon sales volumes and lower average selling prices of zircon. For the second quarter of 2025 as compared to the second quarter of 2024, TiO2 revenue decreased 10% driven by a 11% decrease in sales volumes partially offset by a 1% exchange rate tailwind, while TiO2 average selling prices including mix were flat. Zircon revenue decreased 20% from the second quarter of 2024 to the second quarter of 2025 due to a 10% decrease in sales volumes and a 10% decline in average selling prices including mix. Revenue from other products decreased 7% from the second quarter of 2024 to the second quarter of 2025 primarily due to lower sales volumes of pig iron. Gross profit decreased for the second quarter of 2025 as compared to the second quarter of 2024 due to lower sales volumes, higher production costs, lower average selling prices including mix, and higher freight costs partially offset by favorable impacts from exchange rate movements and lower corporate costs.
Sequentially, revenue decreased 1% in the second quarter of 2025 compared to the first quarter of 2025 primarily due to lower sales volumes of TiO2 and lower sales of zircon and other products. TiO2 revenues increased 1% driven by a 1% increase in average selling prices including mix and a 2% exchange rate tailwind, partly offset by a 2% decrease in sales volumes. Zircon revenue decreased 1% sequentially driven by a 2% decrease in average selling prices including mix, partially offset by a 1% increase in sales volumes. Revenue from other products decreased 11% from the first quarter of 2025 to the second quarter of 2025 primarily due to a decrease in pig iron sales volumes. Gross profit decreased from the first quarter of 2025 to the second quarter of 2025 due to higher cost pigment produced during the first quarter of 2025 being sold in the second quarter of 2025, insurance proceeds received to cover cost incurred from a previous shutdown at Botlek due to a supplier outage received in the first quarter of 2025 which did not recur in the second quarter of 2025, lower sales volumes of TiO2 and other products, and higher freight costs partially offset by higher average selling prices including mix, favorable exchange rate impacts and lower corporate costs.
As of June 30, 2025, our total available liquidity was $397 million, including $132 million in cash and cash equivalents and $265 million available under revolving credit agreements. As of June 30, 2025, our total debt was $3.1 billion and net debt to trailing-twelve month Adjusted EBITDA was 6.1x. The Company has no financial covenants on its term loan or bonds and only one springing financial covenant on its Cash Flow revolver facility. Refer to Note 12 of notes to condensed consolidated financial statements for further details.
Condensed Consolidated Results of Operations
Three Months Ended June 30, 2025 compared to the Three Months Ended June 30, 2024

	Three Months Ended June 30,
	2025	2024	Variance
Net sales	$731	$820	$(89)
Cost of goods sold	652	670	(18)
Gross profit	79	150	(71)
Gross Margin	10.8%	18.3%	(7.5) pts

Restructuring and other charges	42	—	42
Selling, general and administrative expenses	72	74	(2)
(Loss) Income from operations	(35)	76	(111)
Interest expense	(45)	(42)	(3)
Interest income	1	2	(1)
Other (expense) income, net	(2)	19	(21)
(Loss) Income before income taxes	(81)	55	(136)
Income tax provision	(4)	(45)	41
Net loss	$(85)	$10	$(95)

Effective tax rate	(5)%	82%

EBITDA (1)	$37	$167	$(130)
Adjusted EBITDA (1)	$93	$161	$(68)
Net (loss) income as a % of Net Sales (1)	(11.6)%	1.2%	(12.8) pts
Adjusted EBITDA as % of Net Sales (1)	12.7%	19.6%	(6.9) pts
_______________
(1)EBITDA, Adjusted EBITDA and Adjusted EBITDA as % of Net Sales are Non-U.S. GAAP financial measures. Please refer to the “Non-U.S. GAAP Financial Measures” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of these measures and a reconciliation of these measures to Net loss.
Net sales of $731 million for the three months ended June 30, 2025 decreased by 11%, compared to $820 million for the same period in 2024. The decrease is primarily due to both lower sales volumes and average selling prices of zircon.

Net sales by type of product for the three months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,
	2025	2024	Variance	Percentage
TiO2	$587	$653	$(66)	(10)%
Zircon	68	85	(17)	(20)%
Other products	76	82	(6)	(7)%
Total net sales	$731	$820	$(89)	(11)%
For the three months ended June 30, 2025, TiO2 revenue was lower by 10% or $66 million compared to the prior year quarter primarily due to a decrease of $72 million in sales volumes and a decrease of $3 million in average selling prices, including mix. Foreign currency positively impacted TiO2 revenue by $9 million primarily due to the strengthening of the Euro. Zircon revenue decreased $17 million primarily due to a 10% decrease in sales volumes and a 10% decrease in average selling prices. Other products revenue decreased $6 million from the year-ago quarter primarily due to a decrease in sales of pig iron.
Gross profit of $79 million was 10.8% of net sales compared to 18.3% of net sales in the year-ago quarter. The decrease in gross margin is primarily due to:
•the unfavorable impact of 5 points due to higher production costs and freight costs,
•the unfavorable impact of 2 points due to decreased volumes of TiO2 and zircon, and
•the unfavorable impact of 1 point primarily due to a decrease in average selling prices including mix.

Restructuring and other charges of $42 million for the three months ended June 30, 2025 was related to the Botlek plant idling. Refer to Note 2 in notes to condensed consolidated financial statements for further details.
Selling, general and administrative expenses of $72 million decreased $2 million compared to the same period of 2024 primarily due to a $4 million decrease in employee costs and a decrease of $1 million in travel and entertainment expenses partially offset by a $2 million increase in professional services. The remaining net decrease was driven by individually immaterial amounts.

Loss from operations for the three months ended June 30, 2025 was $35 million compared to income from operations of $76 million in the prior year period. The decrease of $111 million was primarily due to the restructuring and other charges of $42 million as well as lower sales volumes and lower selling prices of TiO2 and Zircon partially offset by lower SG&A expenses as discussed above.
Interest expense increased $3 million compared to the same period of 2024 primarily due to the increase in outstanding short-term debt balances period over period.
Interest income was $1 million for the three months ended June 30, 2025 compared to $2 million in the prior year period which is primarily due to the overall decrease in cash balances quarter over quarter.
Other (expense) income, net for the three months ended June 30, 2025 primarily consisted of approximately $3 million of fees associated with the utilization of the Securitization Facility partially offset by $1 million of net realized and unrealized foreign currency gains. The remaining amount was driven by other individually immaterial amounts.
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
The effective tax rate was (5)% and 82% for the three months ended June 30, 2025 and 2024, respectively. The effective tax rates for the three months ended June 30, 2025 and 2024 are impacted by a variety of factors including income and losses in jurisdictions with valuation allowances, non-taxable income and expense items, prior year accruals, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate.

Net loss as a % of net sales was 11.6% for the three months ended June 30, 2025 as compared to net income as a % of net sales of 1.2% for the prior year period. The primary driver of the period over period decrease is the restructuring and other charges during the current quarter and lower gross profit due to lower sales volumes and lower selling prices and a decrease in SG&A expenses. Adjusted EBITDA as a percentage of net sales was 12.7% for the three months ended June 30, 2025 as compared to 19.6% for the prior year primarily due to the lower gross margin as a result of lower TiO2 and zircon volumes and selling prices partially offset by the lower SG&A expenses as discussed above.
Six Months Ended June 30, 2025 compared to the Six Months Ended June 30, 2024

	Six Months Ended June 30,
	2025	2024	Variance
Net sales	$1,469	$1,594	$(125)
Cost of goods sold	1,291	1,324	(33)
Gross profit	178	270	(92)
Gross Margin	12.1%	16.9%	(4.8) pts

Restructuring and other charges	128	—	128
Selling, general and administrative expenses	146	153	(7)
(Loss) Income from operations	(96)	117	(213)
Interest expense	(87)	(84)	(3)
Interest income	3	6	(3)
Other (expense) income, net	(7)	18	(25)
(Loss) Income before income taxes	(187)	57	(244)
Income tax provision	(9)	(56)	(47)
Net (loss) income	$(196)	$1	$(197)

Effective tax rate	(5)%	98%

EBITDA (1)	$42	$279	$(237)
Adjusted EBITDA (1)	$205	$292	$(87)
Net (loss) income as a % of Net Sales (1)	(13.3)%	0.1%	(13.4) pts
Adjusted EBITDA as % of Net Sales (1)	14.0%	18.3%	(4.3) pts
_______________
(1)EBITDA, Adjusted EBITDA and Adjusted EBITDA as % of Net Sales are Non-U.S. GAAP financial measures. Please refer to the “Non-U.S. GAAP Financial Measures” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of these measures and a reconciliation of these measures to Net loss.
Net sales of $1,469 million for the six months ended June 30, 2025 decreased by 8% compared to $1,594 million for the same period in 2024. The decrease is primarily due to decreases in sales volumes and average selling prices of both TiO2 and zircon.
Net sales by type of product for the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30,
	2025	2024	Variance	Percentage
TiO2	$1,171	$1,259	$(88)	(7)%
Zircon	137	173	(36)	(21)%
Other products	161	162	(1)	(1)%
Total net sales	$1,469	$1,594	$(125)	(8)%
For the six months ended June 30, 2025, TiO2 revenue was lower by 7% or $88 million compared to the prior year period. TiO2 revenue decreased primarily due to a decrease of $81 million in sales volumes and a decrease of $11 million in average selling prices, including mix. Foreign currency positively impacted TiO2 revenues by $4 million. Zircon revenue decreased $36 million primarily due to a 13% decrease in sales volumes and a 8% decrease in average selling prices. Other products revenue decreased $1 million primarily due to a decrease in sales of pig iron.
Gross margin of $178 million was 12.1% of net sales compared to 16.9% of net sales in the year-ago period. The decrease in gross margin is primarily due to:
•the unfavorable impact of 1 point primarily due to a decrease in TiO2 and Zircon selling prices,
•the unfavorable impact of 2 points due to higher production costs and freight costs, and
•the unfavorable impact of 2 points due to decreased volumes TiO2 and Zircon.

Restructuring and other charges of $128 million for the six months ended June 30, 2025 was related to the Botlek plant idling. Refer to Note 2 in notes to condensed consolidated financial statements for further details.
Selling, general and administrative expenses decreased by $7 million or 5% during the six months ended June 30, 2025 compared to the same period of the prior year primarily driven by a $9 million decrease in employee costs and a $1 million decrease in travel and entertainment expenses partially offset by a $5 million increase in professional services. The remaining net decrease was driven by individually immaterial amounts.
Loss from operations for the six months ended June 30, 2025 was $96 million compared to income from operations of $117 million in the prior year period. The decrease of $213 million was primarily due to lower sales volumes and selling prices of TiO2 and Zircon and higher SG&A expenses as well as restructuring and other charges of $128 million as discussed above.
Interest expense for the six months ended June 30, 2025 increased by $3 million compared to the same period of 2024 primarily due to the increase in the outstanding short-term debt balances period over period.
Interest income was $3 million for the six months ended June 30, 2025 compared to $6 million in the prior year period which is primarily due to the overall decrease in cash balances year over year.
Other (expense) income, net for the six months ended June 30, 2025 primarily consisted of approximately $7 million of fees associated with the utilization of the Securitization Facility and $1 million of pension expense due to pension related interest costs and amortization of actuarial gains/losses offset by expected return on plan assets. The remaining amount is driven by other individually immaterial amounts.
We continue to maintain full valuation allowances related to the total net deferred tax assets in Australia, Brazil, the Netherlands, and the United Kingdom. The provisions for income taxes associated with these jurisdictions include no tax benefits with respect to losses incurred and tax expense only to the extent of current tax payments. Additionally, we have valuation allowances against other specific tax assets.
The effective tax rate was (5)% and 98% for the six months ended June 30, 2025 and 2024, respectively. The effective tax rates for the six months ended June 30, 2025 and 2024 are impacted by a variety of factors including income and losses in jurisdictions with valuation allowances, non-taxable income and expense items, prior year accruals, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate. The effective tax rate for the six months ended June 30, 2024 was impacted by the establishment of a full valuation allowance against Brazil's deferred tax assets.

Net loss as a % of net sales was 13.3% for the six months ended June 30, 2025 as compared to net income as a % of net sales of 0.1% for the prior year period. The primary driver of the period over period decrease is the restructuring and other charges during the current period and lower gross profit due to lower sales volumes and lower selling prices partially offset by a decrease in SG&A expenses. Adjusted EBITDA as a percentage of net sales was 14.0% for the six months ended June 30, 2025, a decrease of 4.3 points from 18.3% in the prior year. The lower gross margin and lower SG&A were the primary drivers of the year-over-year decrease in Adjusted EBITDA percentage.
Other Comprehensive Income (Loss)
Other comprehensive income was $75 million in the three months ended June 30, 2025 as compared to other comprehensive income of $12 million in the three months ended June 30, 2024. The change is primarily due to the favorable foreign currency translation adjustments of $68 million in the three months ended June 30, 2025 as compared to favorable foreign currency translation adjustments of $14 million in the prior year period. Additionally, there was a net gain on derivative instruments of $6 million in the three months ended June 30, 2025 as compared to a net loss on derivative instruments of $3 million in the prior year period.
Other comprehensive income was $115 million in the six months ended June 30, 2025 as compared to other comprehensive loss of $20 million in the six months ended June 30, 2024. The change is primarily due to the favorable foreign currency translation adjustments of $119 million in the six months ended June 30, 2025 as compared to the unfavorable foreign currency translation adjustments of $27 million in the prior year period. This was partially offset by a net loss on derivative instruments of $5 million in the six months ended June 30, 2025 as compared to a net gain on derivative instruments of $6 million in the prior year period.
Liquidity and Capital Resources
The following table presents our liquidity as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(Millions of U.S. dollars)
Cash and cash equivalents	$132	$151
Available under the Cash Flow Revolver	238	305
Available under the RMB Credit Facility	11	42
Available under the Emirates Revolver	—	63
Available under the SABB Facility	12	12
Available under the Bank Itau Facility	$4	$5
Total	$397	$578
Historically, we have funded our operations and met our commitments through cash generated by operations, issuance of unsecured notes, bank financings and borrowings under lines of credit. In the next twelve months, we expect that our operations will provide sufficient cash for our operating expenses, capital expenditures, interest payments and debt repayments, however, if necessary, we have the ability to borrow under our short-term credit facilities (see Note 12 of notes to the condensed consolidated financial statements). This is predicated on our achieving our forecast which could be negatively impacted by items outside of our control, including, among other things, macroeconomic conditions including tariffs, inflationary pressures, political instability including the ongoing Russia and Ukraine and Middle East conflicts and any expansion of such conflicts, and supply chain disruptions. If negative events occur in the future, we may need to reduce our capital spend, cut back on operating costs and other items within our control to maintain adequate liquidity.
In July 2025, we entered an inventory financing program which provided us with an additional $50 million of short-term liquidity.
Working capital (calculated as current assets less current liabilities) was $1.2 billion at June 30, 2025 and $1.3 billion at December 31, 2024.

As of June 30, 2025, the non-guarantor subsidiaries of our Senior Notes due 2029 represented approximately 22% of our total consolidated liabilities and approximately 43% of our total consolidated assets. For both the three and six months ended June 30, 2025, the non-guarantor subsidiaries of our Senior Notes due 2029 represented approximately 45% of our total consolidated net sales. For the three and six months ended June 30, 2025, the non-guarantor subsidiaries of our Senior Notes due 2029 represented approximately 54% and 50% of our consolidated EBITDA (as such term is defined in the 2029 Indenture). In addition, as of June 30, 2025, our non-guarantor subsidiaries had $971 million of total consolidated liabilities (including trade payables but excluding intercompany liabilities), all of which would have been structurally senior to the 2029 Notes.
At June 30, 2025, we had outstanding letters of credit and bank guarantees of $143 million. See Note 16 of notes to unaudited condensed consolidated financial statements.
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
During the three months ended June 30, 2025, our credit rating with Moody’s remained unchanged at Ba3 negative outlook and our Standard & Poor's rating and outlook remained the unchanged at B positive and stable, respectively.
Cash and Cash Equivalents
We consider all investments with original maturities of three months or less to be cash equivalents. As of June 30, 2025, our cash and cash equivalents were invested in money market funds and we also receive earnings credits for some balances left in our bank operating accounts. We maintain cash and cash equivalents in bank deposit and money market accounts that may exceed federally insured limits. The financial institutions where our cash and cash equivalents are held are highly rated and geographically dispersed, and we have a policy to limit the amount of credit exposure with any one institution. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk.
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
Repatriation of Cash
At June 30, 2025, we held $132 million in cash and cash equivalents in these respective jurisdictions: $38 million in Europe, $13 million in the United States, $25 million in Australia, $19 million in Brazil, $13 million in South Africa, $11 million in Saudi Arabia, $12 million in China and other Asia countries and $1 million in India. Our credit facilities limit transfers of funds from subsidiaries in the United States to certain foreign subsidiaries.
At June 30, 2025, Tronox Holdings plc had foreign subsidiaries with undistributed earnings. Although we would not be subject to income tax on these earnings, we have asserted that amounts in specific jurisdictions are indefinitely reinvested outside of the parent's taxing jurisdictions. These amounts could be subject to withholding tax if distributed, but the Company has made no provision for tax related to these undistributed earnings. In 2022, the Company removed its assertion that earnings in China are indefinitely reinvested, and since then, the withholding tax accruals for potential repatriations from that jurisdiction are reflected in the effective tax rate.
Stock Repurchases
On February 21, 2024, in connection with the expiration in February 2024 of the Company's previous share repurchase program, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's stock through February 21, 2027. During the six months ended June 30, 2025, we made no repurchases of the Company's stock.

Cash Dividends on Ordinary Shares
On July 30, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share payable on October 3, 2025 to shareholders of record at the close of business on August 11, 2025.
Debt Obligations
At June 30, 2025 and December 31, 2024, our short-term debt and long-term debt, net of unamortized discount and debt issuance costs was $3.1 billion and $2.9 billion, respectively. At June 30, 2025 and December 31, 2024, our net debt (the excess of our debt over cash and cash equivalents) was $2.9 billion and $2.7 billion, respectively.
SEB Credit Facility
On April 29, 2025, our KSA subsidiary entered into a short-term working capital facility with Saudi Export Import Bank ("SEB Credit Facility") for an amount up to SAR 150 million (approximately $40 million). The maturity date under the facility is February 28, 2026. The SEB Credit Facility bears interest at a fixed rate of 4.88% on outstanding balances. During the three months ended June 30, 2025, we drew down the total SAR 150 million (approximately $40 million at the June 30, 2025 exchange rate) under the SEB Credit Facility for general corporate purposes.
Emirates Revolver
In July 2025, Tronox Pigment UK Limited, as borrower, and Tronox Holdings plc, as guarantor, entered into a new revolving credit facility with Emirates NBD Bank PJSC (“Emirates”) which replaced the existing revolving credit facility with Emirates. The new Emirates revolving credit facility is secured by inventory of Tronox Pigment UK Limited and matures in June 2026. The facility limit is 50 million Pound Sterling (approximately $69 million at the June 30, 2025 exchange rate) and can be drawn in either Pound Sterling, Euro or US Dollar. Under the terms of the revolver, for U.S. dollar borrowings, the interest rate is SOFR plus 1.75%, for Euro borrowings, the interest rate is Euribor plus 1.75% and for Pound Sterling borrowings, the interest rate is SONIA plus 1.75%.
As of July 28, 2025, the total outstanding principal balance on our short-term debt facilities was approximately $339 million (excluding the insurance premium financing).
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

Cash Flows
The following table presents cash flow for the periods indicated:

	Six Months Ended June 30,
	2025	2024
	(Millions of U.S. dollars)
Cash (used in) provided by operating activities	$(4)	$131
Cash used in investing activities	(176)	(136)
Cash provided by (used in) financing activities	156	(63)
Effects of exchange rate changes on cash and cash equivalents and restricted cash	5	(4)
Net decrease in cash and cash equivalents and restricted cash	$(19)	$(72)
Cash Flows (used in) provided by Operating Activities — Cash used in operating activities of $4 million is primarily driven by $127 million of net income adjusted for non-cash items offset by a net cash outflow of $131 million related to changes in assets and liabilities. The following table provides our net cash used in operating activities for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
	(Millions of U.S. dollars)
Net (loss) income	$(196)	$1
Adjustments for non-cash items	323	218
Income related cash generation	127	219
Net change in assets and liabilities	(131)	(88)
Cash (used in) provided by operating activities	$(4)	$131
Net cash used in operating activities increased by $135 million year-over-year from $131 million of cash provided by operating activities in the prior year to $4 million of cash used in operating activities during the current year. This increase was primarily due to a decrease in income related cash generation as well as increases in the use of cash for net assets and liabilities. The higher use of cash working capital was primarily driven by an increase in the use of cash for inventories of $84 million, an increase of cash for accounts payable and accrued liabilities of $36 million and an increase in the use of cash for restructuring payments of $27 million partially offset by increases in the cash provided by accounts receivable of $78 million.
Cash Flows used in Investing Activities — Net cash used in investing activities for the six months ended June 30, 2025 was $176 million as compared to $136 million for the same period in 2024 primarily due to higher capital expenditures of $193 million during the current year as compared to $152 million in the prior year partially offset by $15 million of cash received for the repayment of our loan with AMIC related to the titanium slag smelter facility.
Cash Flows provided by (used in) Financing Activities — Net cash provided by financing activities during the six months ended June 30, 2025 was $156 million as compared to cash used in financing activities of $63 million for the six months ended June 30, 2024. The six months ended June 30, 2025 was primarily comprised of net proceeds from short-term debt of $192 million partially offset by $14 million of repayments of long-term debt. The six months ended June 30, 2024 was primarily comprised of total repayments of short-term and long-term debt of $20 million and dividend payments of $41 million as compared to dividend payments of $20 million in the current year.

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of June 30, 2025:

	Contractual Obligation Payments Due by Year (3)(4)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of U.S. dollars)
Long-term debt, net and lease financing (including interest) (1)	$3,892	490	404	2,051	947
Purchase obligations (2)	3,521	445	513	373	2,190
Operating leases	300	40	59	49	152
Asset retirement obligations and environmental liabilities(5)	513	33	61	61	358
Total	$8,226	1,008	1,037	2,534	3,647
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

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA, Adjusted EBITDA as a % of net sales for the periods presented and Net Debt to Trailing Twelve Months Adjusted EBITDA as of June 30, 2025 and December 31, 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Millions of U.S. dollars)
Net (loss) income (U.S. GAAP)	$(85)	$10	$(196)	$1
Interest expense	45	42	87	84
Interest income	(1)	(2)	(3)	(6)
Income tax provision	4	45	9	56
Depreciation, depletion and amortization expense	74	72	145	144
EBITDA (non-U.S. GAAP)	37	167	42	279
Share-based compensation (a)	4	4	9	10
Accretion expense and other adjustments to asset retirement obligations and environmental liabilities (b)	7	7	14	14
Accounts receivable securitization program (c)	3	4	7	7
Foreign currency remeasurement (d)	(2)	4	(1)	2
Sale of royalty interest (e)	—	(28)	—	(28)
Restructuring and other charges (f)	42	—	128	—
Other items (g)	2	3	6	8
Adjusted EBITDA (non-U.S. GAAP)	$93	$161	$205	$292

	Three Months Ended June 30,
	2025	2024
Net sales	$731	$820
Net (loss) income (U.S. GAAP)	$(85)	$10
Net (loss) income (U.S. GAAP) as a % of Net sales	(11.6)%	1.2%

Adjusted EBITDA (non-U.S. GAAP) (see above) as a % of Net sales	12.7%	19.6%

	June 30, 2025	December 31, 2024
Long-term debt, net	$2,749	$2,759
Short-term debt	266	65
Long-term debt due within one year	38	35
(Less) Cash and cash equivalents	(132)	(151)
Net debt	$2,921	$2,708
Trailing-twelve month Adjusted EBITDA (non-U.S. GAAP)	$477	$564
Net debt to trailing-twelve month Adjusted EBITDA (non-U.S. GAAP) (see above)	6.1x	4.8x

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
The following table reconciles trailing twelve month net loss to EBITDA and Adjusted EBITDA as of June 30, 2025:

	Three Months Ended				Trailing Twelve Month Adjusted EBITDA
	September 30, 2024	December 31, 2024	March 31, 2025	June 30, 2025

Net loss (U.S. GAAP)	$(25)	$(30)	$(111)	$(85)	$(251)
Interest expense	42	41	42	45	170
Interest income	(3)	(1)	(2)	(1)	(7)
Income tax provision	26	45	5	4	80
Depreciation, depletion and amortization expense	70	71	71	74	286
EBITDA (non-U.S. GAAP)	110	126	5	37	278
Share-based compensation (a)	7	4	5	4	20
Foreign currency remeasurement (b)	8	(11)	1	(2)	(4)
Accretion expense and other adjustments to asset retirement obligations and environmental liabilities (c)	8	1	7	7	23
Accounts receivable securitization program (d)	4	4	4	3	15
Restructuring and other charges (e)	—	—	86	42	128
Loss on extinguishment of debt (f)	3	—	—	—	3
Other items (g)	3	5	4	2	14
Adjusted EBITDA (non-U.S. GAAP)	$143	$129	$112	$93	$477

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
(e) Represents restructuring and other charges associated with the Botlek plant idling.
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
The following table reconciles Net (loss) income attributable to Tronox to Adjusted net (loss) income attributable to Tronox for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Millions of U.S. dollars)		(Millions of U.S. dollars)
Net (loss) income attributable to Tronox Holdings plc (U.S. GAAP)	$(84)	$16	$(195)	$7
Restructuring and other charges (a)	38	—	124	—
Tax valuation allowance (b)	—	16	—	16
Sale of royalty interest (c)	—	(21)	—	(21)
Other (d)	1	1	2	2
Adjusted net (loss) income attributable to Tronox Holdings plc (non-U.S. GAAP) (1)	$(45)	$12	$(69)	$4

Diluted net (loss) income per share (U.S. GAAP)	$(0.53)	$0.10	$(1.23)	$0.04
Restructuring and other charges, per share	0.24	—	0.78	—
Tax valuation allowance, per share	—	0.10	—	0.10
Sale of royalty interest, per share	—	(0.14)	—	(0.13)
Other, per share	0.01	0.01	0.01	0.01
Diluted adjusted net (loss) income per share attributable to Tronox Holdings plc (non-U.S. GAAP) (2)	$(0.28)	$0.07	$(0.44)	$0.02

Weighted average shares outstanding, diluted (in thousands)	158,561	159,288	158,358	158,902

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

(1) Only the sale of royalty interest and restructuring and other charges have been tax impacted whereas certain other items were not tax impacted as they were recorded in jurisdictions with full valuation allowances.
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
Credit Risk
Credit risk is the risk that a borrower or a counterparty will fail to meet their obligations. A significant portion of our liquidity is concentrated in trade accounts receivable that arise from sales of our products to customers. In the case of TiO2, the high level of industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. We have significant exposure to credit risk in industries that are affected by cyclical economic fluctuations. We perform ongoing credit evaluations of our customers from time to time, as deemed appropriate, to mitigate credit risk but generally do not require collateral. Our contracts typically enable us to tighten credit terms if we perceive additional credit risk; however, historic losses due to write offs of bad debt have been insignificant. In addition, due to our international operations, we are subject to potential trade restrictions and sovereign risk in certain countries in which we operate. We maintain allowances for potential credit losses based on specific customer review and current financial conditions. During the six months ended June 30, 2025 and 2024, our ten largest third-party customers represented 38% and 36%, respectively, of our consolidated net sales. During the six months ended June 30, 2025 and 2024, no single customer accounted for 10% of our consolidated net sales.
Interest Rate Risk
Interest rate risk arises from the possibility that changes in interest rates will impact our financial results. We are exposed to interest rate risk on our floating rate debt, the 2024 Term Loan Facility, the 2024-B Term Loan Facility, RMB Term Loan Facility and the New Cash Flow Revolver, RMB Revolving Credit Facility, Emirates Revolver and SABB Credit Facility balances. Using a sensitivity analysis as of June 30, 2025, a hypothetical 1% increase in interest rates would result in a net decrease to pre-tax income of approximately $10 million on an annualized basis. This is due to the fact that earnings on our floating rate financial assets of $19 million at June 30, 2025 would increase by the full 1%, offsetting the impact of a 1% increase in interest expense on our floating rate debt of approximately $985 million.
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
As of June 30, 2025, the Company maintains a total of $950 million of interest rate swaps (with $450 million maturing in March 2028 and $500 million maturing in September 2031) with the objective in using the interest-rate swap agreements to add stability to interest expense and to manage the Company's exposure to interest rate movements. These interest rate swaps have been designated as cash flow hedges and involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Fair value gains or losses on these cash flow hedges are recorded in accumulated other comprehensive loss and are subsequently reclassified into interest expense in the same periods during which the hedged transactions affect earnings. The Company's objectives in using the interest rate swap agreements are to add stability to interest expense and to manage its exposure to interest rate movements.
At June 30, 2025 and December 31, 2024, the net unrealized gain of $1 million and the unrealized gain of $26 million, respectively, was recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet. For the three and six months ended June 30, 2025, the amounts recorded in interest expense related to the interest-rate swap agreements were $2 million and $4 million, respectively, of which less than $1 million and $1 million, respectively, was reclassified from "Accumulated other comprehensive loss" to interest expense. For the three and six months ended June 30, 2024, the net amounts recorded in interest expense related to the interest-rate swap agreements $7 million and $15 million, respectively.
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

From time to time, we enter into foreign currency contracts used to hedge forecasted third party non-functional currency sales for our South African subsidiaries. From time to time, we enter into foreign currency contracts used to hedge forecasted non-functional currency cost of goods sold and forecasted non-functional currency selling, general and administrative expenses ("SG&A expenses") for our Australian subsidiaries. Historically, we have used a combination of zero-cost collars, put options or forward contracts to reduce the exposure.  These foreign currency contracts are designated as cash flow hedges. Changes to the fair value of these foreign currency contracts are recorded as a component of other comprehensive (loss) income, if these contracts remain highly effective, and are recognized in net sales, costs of goods sold or SG&A expenses in the period in which the forecasted transaction affects earnings or are recognized in other (expense) income, net when the transactions are no longer probable of occurring. As of June 30, 2025, we had notional amounts of 278 million Australian dollars ($183 million at the June 30, 2025 exchange rate) that expire between July 30, 2025 and December 30, 2025 to reduce the exposure of our Australian subsidiaries’ cost of sales to fluctuations in currency rates. As of June 30, 2025, we had notional amounts of 12 million Australian dollars ($8 million at the June 30, 2025 exchange rate) that expire between July 30, 2025 and December 30, 2025 to reduce the exposure of our Australian subsidiaries’ SG&A expenses to fluctuations in currency rates.As of June 30, 2025, we had notional amounts of 1.9 billion South African Rand (or approximately $110 million at the June 30, 2025 exchange rate) that expire between July 30, 2025 and December 29, 2025 to reduce the exposure of our South African subsidiaries' third party sales to fluctuations in currency rates. At June 30, 2025, there was a net unrealized gain of $8 million recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet, which is expected to be fully recognized in earnings over the next twelve months. At December 31, 2024, there was a net loss of $14 million recorded in "Accumulated other comprehensive loss" on the Condensed Consolidated Balance Sheet.
From time to time, we enter into foreign currency contracts for the South African Rand, Australian Dollar, Euro, Pound Sterling, and Saudi Riyal to reduce exposure of our subsidiaries’ balance sheet accounts not denominated in our subsidiaries’ functional currency to fluctuations in foreign currency exchange rates. Historically, we have used forward contracts to reduce the exposure.  For accounting purposes, these foreign currency contracts are not considered hedges. The change in fair value associated with these contracts is recorded in “Other (expense) income, net” within the unaudited Condensed Consolidated Statement of Operations and partially offsets the change in value of third party and intercompany-related receivables not denominated in the functional currency of the subsidiary. At June 30, 2025, there was (i) 1.5 billion South African Rand (or approximately $85 million at June 30, 2025 exchange rate), (ii) 176 million Australian dollars (or approximately $116 million at the June 30, 2025 exchange rate), (iii) 5 million Pound Sterling (or approximately $7 million at the June 30, 2025 exchange rate), (iv) 22 million Euro (or approximately $26 million at the June 30, 2025 exchange rate), and (v) 172 million Saudi Riyal (or approximately $46 million at the June 30, 2025 exchange rate) of notional amounts of outstanding foreign currency contracts. At December 31, 2024, there was (i) 1.4 billion South African Rand (or approximately $79 million at the June 30, 2025 exchange rate), (ii) 113 million Australian dollars (or approximately $74 million at the June 30, 2025 exchange rate), (iii) 34 million Pound Sterling (or approximately $47 million at the June 30, 2025 exchange rate), (iv) 91 million Euro (or approximately $107 million at the June 30, 2025 exchange rate) and (v) 71 million Saudi Riyal (or approximately $19 million at the June 30, 2025 exchange rate) of notional amounts of outstanding foreign currency contracts.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of Tronox’s management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”), as of June 30, 2025, the end of the period covered by this report. Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date. Tronox’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Tronox in the reports that it files or submits under the Exchange Act is accumulated and communicated to Tronox’s management, including Tronox’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date.
An evaluation of our internal control over financial reporting was also performed to determine whether any changes have occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting
We are currently undergoing a multi-year IT-enabled transformation program that includes increased automation of both operational and financial systems, including the global enterprise risk management program, through new and upgraded systems, technology and processes. As part of such transformation program, during the second quarter of 2025, we implemented upgrades to our financial systems and platforms in certain regions. The full implementation is expected to occur in phases over a number of years. As the phased implementation of this system occurs, we expect certain changes to our processes and procedures which, in turn, will result in changes to our internal control over financial reporting.

While we expect this transformation program to strengthen our internal financial controls, management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve.

Other than as discussed above, during the quarter ended June 30, 2025, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table provides information with respect to purchases of our shares of common stock, $0.01 par value per share, during the three months ended June 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs (1)	Approximate Dollar Value That May Yet Be Purchased Under the Program (2)
				$300,000,000
April 1, 2025 through April 30, 2025	—	$—	—	$300,000,000
May 1, 2025 through May 31, 2025	—	$—	—	$300,000,000
June 1, 2025 through June 30, 2025	—	$—	—	$300,000,000
Totals	—	$—	—	$300,000,000
(1) On February 21, 2024, in connection with the expiration in February 2024 of the Company's previous share repurchase program, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's stock through February 21, 2027. During the six months ended June 30, 2025, we made no repurchases of the Company's stock.
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

101
The following financial statements from Tronox Holdings plc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (furnished herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema Document. (furnished herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (furnished herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. (furnished herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. (furnished herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (furnished herewith)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2025, which has been formatted in Inline XBRL and contained in Exhibit 101.
_______________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:
July 31, 2025

TRONOX HOLDINGS PLC (Registrant)

By:	/s/ D. John Srivisal
Name:	D. John Srivisal
Title:	Senior Vice President, Chief Financial Officer

By:	/s/ Jonathan P. Flood
Name:	Jonathan P. Flood
Title:	Vice President, Controller and Principal Accounting Officer