Form 10-Q
period 2025-09-30
Tronox Holdings plc
filed 2025-11-06
CIK 1530804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of October 20, 2025, the Registrant had 158,552,328 ordinary shares outstanding.

Item 1.    Financial Statements (Unaudited)

Page No.

Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2025 and 2024	4
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2025 and 2024	5
Unaudited Condensed Consolidated Balance Sheets at September 30, 2025 and December 31, 2024	6
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024	7
Unaudited Condensed Consolidated Statement of Shareholders’ Equity for the Three and Nine Months Ended September 30, 2025 and 2024	8
Notes to Unaudited Condensed Consolidated Financial Statements	10

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$699	$804	$2,168	$2,398
Cost of goods sold	647	676	1,938	2,000
Gross profit	52	128	230	398
Restructuring and other charges	25	—	153	—
Selling, general and administrative expenses	70	74	216	227
(Loss) Income from operations	(43)	54	(139)	171
Interest expense	(48)	(42)	(135)	(126)
Interest income	1	3	4	9
Loss on extinguishment of debt	—	(3)	—	(3)
Other (expense) income, net	(2)	(11)	(9)	7
(Loss) Income before income taxes	(92)	1	(279)	58
Income tax provision	(8)	(26)	(17)	(82)
Net loss	(100)	(25)	(296)	(24)
Net loss attributable to noncontrolling interest	(1)	—	(2)	(6)
Net loss attributable to Tronox Holdings plc	$(99)	$(25)	$(294)	$(18)

Loss per share:
Basic	$(0.63)	$(0.16)	$(1.85)	$(0.11)
Diluted	$(0.63)	$(0.16)	$(1.85)	$(0.11)

Weighted average shares outstanding, basic (in thousands)	158,600	158,095	158,439	157,811
Weighted average shares outstanding, diluted (in thousands)	158,600	158,095	158,439	157,811
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Millions of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(100)	$(25)	$(296)	$(24)
Other comprehensive income:
Foreign currency translation adjustments	21	76	140	$49
Pension and postretirement plans:
Amortization of unrecognized actuarial loss (net of tax benefit of nil in the three and nine months ended September 30, 2025 and 2024)	—	—	1	1
Total pension and postretirement loss	—	—	1	1
Realized gains on derivatives reclassified from accumulated other comprehensive loss to the Condensed Consolidated Statement of Operations (net of tax expense of less than $1 million and a tax benefit of nil for the three months ended September 30, 2025 and 2024, respectively, and net of tax expense of $1 million and net of tax benefit of nil for the nine months ended September 30, 2025 and 2024, respectively)	$—	(2)	—	(5)
Unrealized losses on derivative financial instruments, (net of tax expense of less than $1 million and net of tax benefit of $1 million for the three months ended September 30, 2025 and 2024, respectively, and net tax expense $2 million and net tax benefit of $1 million for the nine months ended September 30, 2025 and 2024, respectively) - See Note 14	(3)	(20)	(8)	(11)

Other comprehensive income	$18	$54	$133	$34

Total comprehensive (loss) income	$(82)	$29	$(163)	10

Comprehensive (loss) income attributable to noncontrolling interest:
Net loss	$(1)	$—	$(2)	$(6)
Foreign currency translation adjustments	$—	$—	$4	$(5)
Comprehensive (loss) income attributable to noncontrolling interest	(1)	—	2	(11)

Comprehensive (loss) income attributable to Tronox Holdings plc	$(81)	$29	$(165)	$21

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	September 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$185	$151
Restricted cash	1	1
Accounts receivable (net of allowance for credit losses of $1 million and $1 million as of September 30, 2025 and December 31, 2024, respectively)	301	266
Inventories, net	1,688	1,551
Prepaid and other assets	131	184
Income taxes receivable	2	2
Total current assets	2,308	2,155
Noncurrent Assets
Property, plant and equipment, net	2,024	1,927
Mineral leaseholds, net	610	616
Intangible assets, net	221	244
Lease right of use assets, net	178	140
Deferred tax assets	832	830
Other long-term assets	130	126
Total assets	$6,303	$6,038

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$433	$499
Accrued liabilities	238	247
Short-term lease liabilities	27	24
Obligations under inventory financing arrangement	50	—
Short-term debt	58	65
Long-term debt due within one year	39	35
Income taxes payable	2	4
Total current liabilities	847	874
Noncurrent Liabilities
Long-term debt, net	3,136	2,759
Pension and postretirement healthcare benefits	90	85
Asset retirement obligations	213	172
Environmental liabilities	31	40
Long-term lease liabilities	147	107
Deferred tax liabilities	201	174
Other long-term liabilities	45	36
Total liabilities	4,710	4,247

Commitments and Contingencies - Note 17
Shareholders’ Equity
Tronox Holdings plc ordinary shares, par value $0.01 — 158,552,328 shares issued and outstanding at September 30, 2025 and 157,938,056 shares issued and outstanding at December 31, 2024	2	2
Capital in excess of par value	2,097	2,084
Retained earnings	213	555
Accumulated other comprehensive loss	(751)	(880)
Total Tronox Holdings plc shareholders’ equity	1,561	1,761
Noncontrolling interest	32	30
Total equity	1,593	1,791
Total liabilities and equity	$6,303	$6,038
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Millions of U.S. dollars)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(296)	$(24)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	220	214
Deferred income taxes	14	64
Share-based compensation expense	14	17
Amortization of deferred debt issuance costs and discount on debt	7	7
Loss on extinguishment of debt	—	3
Restructuring and other charges	153	—
Other non-cash items affecting net loss	43	24
Changes in assets and liabilities:
Increase in accounts receivable, net of allowance for credit losses	(24)	(82)
Increase in inventories, net	(73)	(11)
Decrease in prepaid and other assets	39	32
Restructuring payments	(57)	—
Decrease in accounts payable and accrued liabilities	(70)	(2)
Net changes in income tax payables and receivables	(2)	8
Changes in other non-current assets and liabilities	(29)	(32)
Cash (used in) provided by operating activities	(61)	218

Cash Flows from Investing Activities:
Capital expenditures	(273)	(253)
Loans	15	—
Proceeds from sale of assets	3	27
Cash used in investing activities	(255)	(226)

Cash Flows from Financing Activities:
Repayments of short-term debt	(136)	(12)
Repayments of long-term debt	(21)	(221)
Proceeds from long-term debt	400	212
Proceeds from short-term debt	100	—
Proceeds from inventory financing arrangement	50	—
Debt issuance costs	(7)	(14)
Dividends paid	(40)	(61)
Restricted stock and performance-based shares settled in cash for withholding taxes	(1)	(1)
Cash provided by (used in) financing activities	345	(97)

Effects of exchange rate changes on cash and cash equivalents and restricted cash	5	—

Net increase (decrease) in cash and cash equivalents and restricted cash	$34	$(105)
Cash and cash equivalents and restricted cash at beginning of period	152	273
Cash and cash equivalents and restricted cash at end of period	$186	$168

Supplemental cash flow information:
Interest paid, net	$133	$129

Income taxes paid	$4	$11
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Millions of U.S. dollars, except for shares)
For the nine months ended September 30, 2025

	Tronox Holdings plc Ordinary Shares (in thousands)	Tronox Holdings plc Ordinary Shares (Amount)	Capital in Excess of par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Tronox Holdings plc Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2024	157,938	$2	$2,084	$555	$(880)	$1,761	$30	$1,791
Net loss	—	—	—	(111)	—	(111)	—	(111)
Other comprehensive income	—	—	—	—	38	38	2	40
Share-based compensation	641	—	5	—	—	5	—	5
Shares cancelled	(117)	—	—	—	—	—	—	—
Ordinary share dividends ($0.125 per share)	—	—	—	(19)	—	(19)	—	(19)
Balance at March 31, 2025	158,462	$2	$2,089	$425	$(842)	$1,674	$32	$1,706

Net loss	—	—	—	(84)	—	(84)	(1)	(85)
Other comprehensive income	—	—	—	—	73	73	2	75
Share-based compensation	80	—	4	—	—	4	—	4
Shares cancelled	(17)	—	(1)	—	—	(1)	—	(1)
Ordinary share dividends ($0.125 per share)	—	—	—	(20)	—	(20)	—	(20)
Balance at June 30, 2025	158,525	$2	$2,092	$321	$(769)	$1,646	$33	$1,679

Net loss	—	—	—	(99)	—	(99)	(1)	(100)
Other comprehensive income	—	—	—	—	18	18	—	18
Share-based compensation	31	—	5	—	—	5	—	5
Shares cancelled	(4)	—	—	—	—	—	—	—
Ordinary share dividends ($0.050 per share)	—	—	—	(9)	—	(9)	—	(9)
Balance at September 30, 2025	158,552	$2	$2,097	$213	$(751)	$1,561	$32	$1,593
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
In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, considered necessary for a fair statement of its financial position as of September 30, 2025, and its results of operations for the three and nine months ended September 30, 2025 and 2024. Our unaudited condensed consolidated financial statements include the accounts of all majority-owned subsidiary companies. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the manner and presentation in the current period.
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
In September 2025, the FASB issued ASU 2025-06 “Intangibles-Goodwill and other-Internal-use Software (Subtopic 350-40)”. The amendments in this update apply to 1) all entities subject to the internal-use software guidance in Subtopic 350-40 and 2) those that account for website development costs in accordance with Subtopic 350-50. The amendments in this update seek to address previous application challenges by removing all references to the current prescriptive guidance and requiring an entity to start capitalizing software costs when both of the following occur: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended, referred to as the “probable-to-complete recognition threshold”. The amendments also specify that the disclosure requirements in Subtopic 360-10, Property, Plant and Equipment-Overall, are required for all capitalized internal-use software costs, regardless of how those costs are presented in the financial statements. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. We are currently evaluating the impact this standard will have on our financial statements.

2.    Restructuring and Other Charges
In March 2025, Tronox announced that it has informed its Netherlands' labor force that it proposes to idle its 90,000 metric ton per year TiO2 plant in the Netherlands indefinitely, as a result of a strategic review it undertook of the Company's global asset footprint. The Company believes this decision will optimize its global production footprint and improve its capacity utilizations. Approximately 240 employees will be impacted by the action. As a result of this decision, the Company expects to record total restructuring and other related charges of approximately $165-180 million, $65-75 million of which is expected to be related to non-cash items, arising from idling site operations which is currently expected to be completed in the first half of 2026.
The Company recorded the following charge for the three and nine months ended September 30, 2025 as a result of this action:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Severance and employee benefits	$8	$25
Idling activities	16	46
Asset retirement obligation adjustments	—	11
Contract abandonment and other charges	—	7
Total cash charges	24	89
Asset disposal charges	1	63
Other non-cash charges	—	1
Total non-cash charges	1	64
Total restructuring and other charges	$25	$153

For the three and nine months ended September 30, 2025, Tronox incurred $24 million and $89 million of cash charges, respectively. For the three and nine months ended September 30, 2025, these charges included $8 million and $25 million in severance and employee separation benefits charges, respectively, $16 million and $46 million for activities associated with idling of site operations, respectively, nil and $11 million associated with asset retirement obligation adjustments, respectively, and nil and $7 million of contract early termination charges, respectively. Tronox expects to incur incremental expenses associated with these items through the first half of 2026 as severance and employee benefit obligations become due, site idling activities occur and contracts are terminated.
In addition, the Company has recorded a non-cash charge of $1 million and $64 million during the three and nine months ended September 30, 2025, respectively, primarily associated with asset write-downs and accelerated depreciation associated with assets which are not redeployable to other locations of the Company. Assets at the site will continue to be evaluated for redeployment to other locations throughout the idling process which could result in changes to the amount of asset write-downs and accelerated depreciation.
Rollforward of restructuring and other charges reserve

The following table shows a rollforward of restructuring and other charges reserves that will result in cash spending. These amounts exclude asset retirement obligations, which is included in "Asset retirement obligations" on the Condensed Consolidated Balance Sheet:

Amount
Balance at January 1, 2025	$—
Change in reserves	78
Cash payments	(57)
Foreign currency translation and other	2
Balance at September 30, 2025	$23

Cash payments associated with the liability at September 30, 2025 are expected to occur through the second quarter of 2026. As of September 30, 2025, $17 million and $6 million are recorded within "Accrued liabilities" and "Other long-term liabilities", respectively, on the Condensed Consolidated Balance Sheet.

3.    Revenue
We recognize revenue at a point in time when the customer obtains control of the promised products. For most transactions this occurs when products are shipped from our manufacturing facilities or at a later point when control of the products transfers to the customer at a specified destination or time.
Contract assets represent our rights to consideration in exchange for products that have transferred to a customer when the right is conditional on situations other than the passage of time. For products that we have transferred to our customers, our rights to the consideration are typically unconditional and only the passage of time is required before payments become due. These unconditional rights are recorded as "Accounts receivable" in the unaudited Condensed Consolidated Balance Sheets. As of September 30, 2025, and December 31, 2024, we did not have any material contract asset balances.
Contract liabilities represent our obligations to transfer products to a customer for which we have received consideration from the customer. From time to time, we may receive advance payment from our customers that is accounted for as deferred revenue. Deferred revenue is earned when control of the product transfers to the customer, which is typically within a short period of time from when we received the advanced payment. Contract liability balances as of both September 30, 2025 and December 31, 2024 were less than $1 million. Contract liability balances were reported as “Accounts payable” in the unaudited Condensed Consolidated Balance Sheets.  All material contract liabilities as of December 31, 2024 were recognized as revenue in “Net sales” in the unaudited Condensed Consolidated Statements of Operations during the first quarter of 2025.
Disaggregation of Revenue
We operate under one operating and reportable segment, Tronox. See Note 22 for further details. We disaggregate our revenue from contracts with customers by product type and geographic area. We believe this level of disaggregation appropriately depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors and reflects how our business is managed.
Net sales to external customers by geographic areas where our customers are located were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
North America	$186	$212	$591	$626
South and Central America	51	54	138	151
Europe, Middle-East and Africa	280	332	891	949
Asia Pacific	182	206	548	672
Total net sales	$699	$804	$2,168	$2,398

Net sales from external customers for each similar type of product were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
TiO2	$550	$616	$1,721	$1,874
Zircon	59	74	196	247
Other products	90	114	251	277
Total net sales	$699	$804	$2,168	$2,398
Other products mainly include pig iron, TiCl4 and other mining products.
During the nine months ended September 30, 2025 and 2024, our ten largest third-party customers represented 38% and 37%, respectively, of our consolidated net sales. During both the nine months ended September 30, 2025 and 2024, no single customer accounted for 10% of our consolidated net sales.

4.    Income Taxes
Our operations are conducted through various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.
(Loss) income before income taxes is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income tax provision	$(8)	$(26)	$(17)	$(82)
(Loss) income before income taxes	$(92)	$1	$(279)	$58
Effective tax rate	(9)%	2,600%	(6)%	141%
Tronox Holdings plc, a U.K. public limited company is the parent company for the business group, and the statutory tax rate in the U.K. at both September 30, 2025 and 2024 was 25%. The effective tax rates for both the three and nine months ended September 30, 2025 and 2024 are impacted by a variety of factors including income and losses in jurisdictions with valuation allowances, non-taxable income and expense items, prior year accruals, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate.

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

During the nine months ended September 30, 2025, the Company received notification that the Australian Taxation Office ("ATO") initiated an audit of Tronox Limited, Tronox Holdings plc and their associates for the calendar years 2017 - 2022. The Company is responding to requests for information on this audit.

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

5.    Loss Per Share
The computation of basic and diluted loss per share for the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator - Basic and Diluted:
Net loss	$(100)	$(25)	$(296)	$(24)
Less: Net loss attributable to noncontrolling interest	(1)	—	(2)	(6)
Net loss available to ordinary shares	$(99)	$(25)	$(294)	$(18)

Denominator - Basic and Diluted:
Weighted-average ordinary shares, basic (in thousands)	158,600	158,095	158,439	157,811
Weighted-average ordinary shares, diluted (in thousands)	158,600	158,095	158,439	157,811

Basic net loss per ordinary share	$(0.63)	$(0.16)	$(1.85)	$(0.11)
Diluted net loss per ordinary share	$(0.63)	$(0.16)	$(1.85)	$(0.11)
Net loss per ordinary share amounts were calculated from exact, not rounded net loss and share information.  Anti-dilutive shares not recognized in the diluted net loss per share calculation for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Shares
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Restricted share units	5,044,560	1,650,386	5,044,560	1,647,710

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
The program is structured on a revolving basis under which cash collections from receivables are used to fund additional purchases of receivables at 100% face value, not to exceed the facility limit. As of September 30, 2025 and December 31, 2024, the total value of accounts receivables sold under the Securitization Facility and derecognized from the Company's unaudited Condensed Consolidated Balance Sheet was $230 million and $215 million, respectively. As a result of periodic decreases in accounts receivable sold to the Purchaser, at December 31, 2024 the Company recorded $15 million due to the Purchaser within "Accounts payable" on the Condensed Consolidated Balance Sheet. This amount was paid in January 2025. There was no corresponding amount in Accounts Payable as of September 30, 2025. Additionally, at September 30, 2025 and December 31, 2024, we retained approximately $131 million and $109 million, respectively, of unsold receivables which we pledged as collateral for the sold receivables.

The following table sets forth a summary of the receivables sold and fees incurred under the program during the related periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash proceeds from collections reinvested in the program	$269	$292	$815	$790
Incremental accounts receivables sold	270	292	831	834
Fees incurred[1]	3	4	10	11
1 Amounts relate to monthly utilization of the Securitization Facility and related third-party advisor fees. Such amounts are recorded in "Other (expense) income, net" in our unaudited Condensed Consolidated Statement of Operations.

7. Inventory Financing Arrangement
On July 29, 2025, we entered into an inventory financing arrangement whereby we agree with our counterparty to sell certain inventory, with short payment terms, and subsequently we repurchase such inventory at an agreed upon price with terms not to exceed 360 days. The agreed upon repurchase price is generally calculated as the original sale price plus financing charges and a nominal spread. As of September 30, 2025, we had financed inventory of $50 million and $1 million of accrued interest, which were included in “Obligations under inventory financing arrangements” and “Accrued Liabilities”, respectively, on the Condensed Consolidated Balance Sheets. We have $1 million for the three and nine months ended September 30, 2025 of financing charges that were recorded within “Interest Expense” on the Condensed Consolidated Statement of Operations.

8.    Inventories, Net
Inventories, net consisted of the following:

	September 30, 2025	December 31, 2024
Raw materials	$343	$329
Work-in-process	156	129
Finished goods, net	936	855
Materials and supplies, net	253	238
Inventories, net	$1,688	$1,551
Materials and supplies, net consists of processing chemicals, maintenance supplies and spare parts, which will be consumed directly and indirectly in the production of our products.
At September 30, 2025 and December 31, 2024, there was approximately $59 million and $59 million, respectively, of inventory that is not expected to be sold within one year and as such, has been recorded in "Other long-term assets" on the Condensed Consolidated Balance Sheets.
At September 30, 2025 and December 31, 2024, inventory obsolescence reserves primarily for materials and supplies were $45 million and $44 million, respectively. Reserves for lower of cost or market and net realizable value were $46 million and $28 million at September 30, 2025 and December 31, 2024, respectively.

9.    Property, Plant and Equipment, Net
Property, plant and equipment, net of accumulated depreciation, consisted of the following:

	September 30, 2025	December 31, 2024
Land and land improvements	$243	$236
Buildings	439	407
Machinery and equipment	3,030	2,621
Construction-in-progress	384	490
Other	31	35
Subtotal	4,127	3,789
Less: accumulated depreciation	(2,103)	(1,862)
Property, plant and equipment, net	$2,024	$1,927
Substantially all of the property, plant and equipment, net is pledged as collateral for our debt.
The table below summarizes depreciation expense related to property, plant and equipment for the periods presented, recorded in the specific line items in our unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of goods sold	$56	$52	$163	$164
Selling, general and administrative expenses	1	1	3	3
Total	$57	$53	$166	$167

10.    Mineral Leaseholds, Net
Mineral leaseholds, net of accumulated depletion, consisted of the following:

	September 30, 2025	December 31, 2024
Mineral leaseholds	$1,278	$1,249
Less: accumulated depletion	(668)	(633)
Mineral leaseholds, net	$610	$616

Depletion expense relating to mineral leaseholds recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations was $8 million and $8 million during the three months ended September 30, 2025 and 2024, respectively. Depletion expense relating to mineral leaseholds recorded in "Cost of goods sold" in the unaudited Condensed Consolidated Statements of Operations was $25 million and $23 million during the nine months ended September 30, 2025 and 2024, respectively.

11.    Intangible Assets, Net
Intangible assets, net of accumulated amortization, consisted of the following:

	September 30, 2025			December 31, 2024
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$291	$(285)	$6	$291	$(270)	$21
TiO2 technology	94	(56)	38	94	(51)	43
Internal-use software and other	246	(69)	177	239	(59)	180
Intangible assets, net	$631	$(410)	$221	$624	$(380)	$244
As of September 30, 2025 and December 31, 2024, internal-use software included approximately $56 million and $116 million, respectively, of capitalized software costs which are not being amortized as the software is not ready for its intended use.
The table below summarizes amortization expense related to intangible assets for the periods presented, recorded in the specific line items in our unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of goods sold	$4	$2	$9	$4
Selling, general and administrative expenses	6	7	20	20
Total	$10	$9	$29	$24
Estimated future amortization expense related to intangible assets is $11 million for the remainder of 2025, $29 million for 2026, $33 million for 2027, $33 million for 2028, $32 million for 2029 and $83 million thereafter.

12.    Balance Sheet and Cash Flow Supplemental Information
Accrued liabilities consisted of the following:

	September 30, 2025	December 31, 2024
Employee-related costs and benefits	$114	$107
Related party payables	9	13
Interest	4	17
Sales rebates	33	40
Taxes other than income taxes	13	9
Asset retirement obligations	12	14
Other accrued liabilities	53	47
Accrued liabilities	$238	$247
Additional supplemental cash flow information for the nine months ended September 30, 2025 and 2024 and as of September 30, 2025 and December 31, 2024 is as follows:

	Nine Months Ended September 30,
Supplemental non cash information:	2025	2024
Operating activities - Chloride slag inventory purchases made from AMIC (including VAT)	$11	$44
Operating activities - MGT sales made to AMIC	$5	$5
Operating activities - Withholding tax on sale of royalty interest[1]	$—	$7
Investing activities - Proceeds from sale of royalty interest[1]	$—	$7
Investing activities - In-kind receipt of AMIC loan repayment	$11	$44
Financing activities - Initial commercial insurance premium financing agreement	$21	$18
Financing activities - Repayment of MGT loan	$5	$5

	September 30, 2025	December 31, 2024
Capital expenditures acquired but not yet paid	$45	$91
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

13.    Debt
Long-Term Debt
Long-term debt, net of an unamortized discount and debt issuance costs, consisted of the following:

	Original Principal	Annual Interest Rate	Maturity Date	September 30, 2025	December 31, 2024
2024 Term Loan Facility, net of unamortized discount(1)	741	Variable	4/4/2029	733	735
2024-B Term Loan Facility, net of unamortized discount(1)	902	Variable	9/30/2031	889	896
Senior Notes due 2029	1,075	4.625%	3/15/2029	1,075	1,075
Senior Secured Notes due 2030	400	9.125%	9/30/2030	400	—
RMB Term Loan Facility(1)	64	Variable	8/16/2029	56	58
Australian Government Loan, net of unamortized discount	N/A	N/A	12/31/2036	2	1
MGT Loan(2)	36	Variable	Variable	14	19
Finance leases				40	42
Long-term debt				3,209	2,826
Less: Long-term debt due within one year				(39)	(35)
Debt issuance costs				(34)	(32)
Long-term debt, net				$3,136	$2,759
_______________
(1)The average effective interest rate on the 2024 Term Loan Facility (including the impacts of the interest rate swaps), the 2024-B Term Loan Facility (including the impacts of the interest rate swaps), and the RMB Term Loan Facility was 6.6%, 6.5%, and 9.2%, respectively, during the nine months ended September 30, 2025. The average effective interest rate on the previous Term Loan Facility (including the impacts of the interest rate swaps), the previous 2022 Term Loan Facility, the previous 2023 Term Loan Facility, the 2024 Term Loan Facility, the 2024-B Term Loan Facility, the previous Standard Bank Term Loan Facility, and the RMB Term Loan Facility was 5.9%, 9.2%, 9.3%, 4.9%, 5.9%, 10.8%, and 10.5%, respectively, during the nine months ended September 30, 2024. As of September 30, 2025, the applicable margin on the 2024 Term Loan Facility, the 2024-B Term Loan Facility and the RMB Term Loan Facility was 2.25%, 2.50% and 2.35%, respectively.
(2)The MGT loan is a related party debt facility. The average effective interest rate on the MGT loan was 6.1% during both the nine months ended September 30, 2025 and September 30, 2024.
Senior Secured Notes due 2030
On September 26, 2025, Tronox Incorporated, a Delaware corporation (the “Issuer”), a wholly owned indirect subsidiary of Tronox Holdings plc (the “Company”), closed an offering of $400 million aggregate principal amount of its 9.125% senior secured notes due 2030 (the “Notes”). The Notes were offered at par and issued under an indenture dated as of September 26, 2025 (the “Indenture”) among the Issuer and the Company and, as described below, certain of the Company’s restricted subsidiaries as guarantors and Wilmington Trust, National Association in its capacity as trustee and collateral agent.

The Indenture and the Notes provide, among other things, that the Notes are guaranteed by the Company and certain of the Company’s restricted subsidiaries, subject to certain exceptions. The Notes are scheduled to mature on September 30, 2030, subject to a springing maturity date that is 91 days prior to the stated maturity date of the Company’s 4.625% Senior Notes due 2029, if on such date, the aggregate principal amount of the Senior Notes due 2029 outstanding is greater than $250 million. The terms of the Indenture, among other things, limit, in certain circumstances, the ability of the Issuer and the ability of the Company and its restricted subsidiaries to: incur secured indebtedness, incur indebtedness at a non-guarantor subsidiary, engage in certain sale-leaseback transactions and merge, consolidate or sell substantially all of their assets.

Short-Term Debt
Short-term debt consisted of the following:

	Annual Interest Rate	Maturity Date	September 30, 2025	December 31, 2024
New Cash Flow Revolver(1)	Variable	8/15/2029	$—	$33
RMB Revolving Credit Facility(1)	Variable	8/16/2027	—	21
Emirates Revolver(1)(2)	Variable	6/4/2026	—	—
SEB Credit Facility(1)	4.9%	2/28/2026	40	—
Insurance premium financing (Australia)	6.4%	3/1/2026	1	—
Insurance premium financing (global)	8.0%	4/1/2026	17	11
Short-term debt			$58	$65
(1) The average effective interest rate on the new Cash Flow Revolver, the RMB Revolving Credit Facility, the Emirates Revolver, and the SEB Credit Facility was 7.5%, 9.5%, 6.3%, and 4.9%, respectively, during the nine months ended September 30, 2025. As of September 30, 2025, the applicable margin on the new Cash Flow Revolver, the RMB Revolving Credit Facility, and the Emirates Revolver was 2.25%, 2.25%, 1.75%, respectively.
(2) In June 2025, the Company entered into an amendment to extend the maturity date of the Emirates Revolver from June 2025 to August 2025. In July 2025, Tronox Pigment UK Limited, as borrower, and Tronox Holdings plc, as guarantor, entered into a new revolving credit facility with Emirates NBD Bank PJSC (“Emirates”) which replaced the existing revolving credit facility with Emirates. The new Emirates revolving credit facility is secured by inventory of Tronox Pigment UK Limited and matures in June 2026. The facility limit is 50 million Pound Sterling (approximately $67 million at the September 30, 2025 exchange rate) and can be drawn in either Pound Sterling, Euro or US Dollar. Under the terms of the revolver, for U.S. dollar borrowings, the interest rate is SOFR plus 1.75%, for Euro borrowings, the interest rate is Euribor plus 1.75% and for Pound Sterling borrowings, the interest rate is SONIA plus 1.75%.

Insurance premium financing
In May 2025, the Company entered into a $1 million insurance premium financing agreement in one of our Australian subsidiaries with a third-party financing company. The financing balance is repaid in monthly installments over 10 months at a 6.4% fixed annual interest rate. As of September 30, 2025, the financing balance was $1 million and is recorded in "Short-term debt" in the Condensed Consolidated Balance Sheet.
In August 2025, the Company entered into a $30 million insurance premium financing agreement with a third-party financing company related to global policies. The financing balance required a 35% down payment and will be repaid in monthly installments over 8 months at an 8.0% fixed annual interest rate. At September 30, 2025, the financing balance was $17 million and is recorded in "Short-term debt" in the Condensed Consolidated Balance Sheet.
Debt Covenants
As of September 30, 2025, we are in compliance with all financial covenants in our debt facilities.
14.    Derivative Financial Instruments
Derivatives recorded on the Condensed Consolidated Balance Sheets:

The following table is a summary of the fair value of derivatives outstanding at September 30, 2025 and December 31, 2024:

	Fair Value
	September 30, 2025		December 31, 2024
	Assets(a)	Accrued Liabilities	Assets(a)	Accrued Liabilities
Derivatives Designated as Cash Flow Hedges
Currency Contracts	$6	$—	$—	$13
Interest Rate Swaps	$7	$1	$33	$—
Total Hedges	$13	$1	$33	$13
Derivatives Not Designated as Cash Flow Hedges
Currency Contracts	$1	$—	$1	$5
Total Derivatives	$14	$1	$34	$18
(a) At September 30, 2025 and December 31, 2024, current assets of $14 million and $34 million, respectively, are recorded in prepaid and other current assets on the Condensed Consolidated Balance Sheets.
Derivatives' Impact on the Condensed Consolidated Statement of Operations:
The following table summarizes the impact of the Company's derivatives on the unaudited Condensed Consolidated Statement of Operations:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings			Amount of Pre-Tax Gain (Loss) Recognized in Earnings
	Revenue	Cost of Goods Sold	Other (expense) income, net	Revenue	Cost of Goods Sold	Other (expense) income, net
	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024

Derivatives Not Designated as Hedging Instruments
Currency Contracts	$—	$—	$—	$—	$—	$(2)
Derivatives Designated as Hedging Instruments
Currency Contracts	$4	$(1)	$—	$2	$—	$—
Natural Gas Hedges	$—	$—	$—	$—	$—	$—
Total Derivatives	$4	$(1)	$—	$2	$—	$(2)

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings			Amount of Pre-Tax Gain (Loss) Recognized in Earnings
	Revenue	Cost of Goods Sold	Other (expense) income, net	Revenue	Cost of Goods Sold	Other (expense) income, net
	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024

Derivatives Not Designated as Hedging Instruments
Currency Contracts	$—	$—	$(1)	$—	$—	$(5)
Derivatives Designated as Hedging Instruments
Currency Contracts	$6	$(2)	$—	$2	$—	$—
Natural Gas Hedges	$—	$—	$—	$—	$(1)	$—
Total Derivatives	$6	$(2)	$(1)	$2	$(1)	$(5)
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

As of September 30, 2025, the Company maintains a total of $950 million of interest rate swaps (with $450 million maturing in March 2028 and $500 million maturing in September 2031) with the objective of using the interest-rate swap agreements to add stability to interest expense and to manage the Company's exposure to interest rate movements. These interest rate swaps have been designated as cash flow hedges and involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Fair value gains or losses on these cash flow hedges are recorded in accumulated other comprehensive loss and are subsequently reclassified into interest expense in the same periods during which the hedged transactions affect earnings.
At September 30, 2025 and December 31, 2024, the net unrealized loss of $1 million and the net unrealized gain of $26 million, respectively, was recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet. For the three and nine months ended September 30, 2025, the amounts recorded in interest expense related to the interest-rate swap agreements were $2 million and $6 million, respectively, of which less than $1 million and $1 million, respectively, was reclassified from "Accumulated other comprehensive loss" to interest expense. For the three and nine months ended September 30, 2024, the net amounts recorded in interest expense related to the interest-rate swap agreements were $7 million and $23 million, respectively.
Foreign Currency Risk
From time to time, we enter into foreign currency contracts used to hedge forecasted third party non-functional currency sales for our South African subsidiaries. From time to time, we enter into foreign currency contracts used to hedge forecasted non-functional currency cost of goods sold and forecasted non-functional currency selling, general and administrative expenses ("SG&A expenses") for our Australian subsidiaries. Historically, we have used a combination of zero-cost collars, put options or forward contracts to reduce the exposure.  These foreign currency contracts are designated as cash flow hedges. Changes to the fair value of these foreign currency contracts are recorded as a component of other comprehensive (loss) income, if these contracts remain highly effective, and are recognized in net sales, costs of goods sold or SG&A expenses in the period in which the forecasted transaction affects earnings or are recognized in other (expense) income, net when the transactions are no longer probable of occurring. As of September 30, 2025, we had notional amounts of 136 million Australian dollars ($90 million at the September 30, 2025 exchange rate) that expire between October 30, 2025 and December 30, 2025 to reduce the exposure of our Australian subsidiaries’ cost of sales to fluctuations in currency rates. As of September 30, 2025, we had notional amounts of 6 million Australian dollars ($4 million at the September 30, 2025 exchange rate) that expire between October 30, 2025 and December 30, 2025 to reduce the exposure of our Australian subsidiaries’ SG&A expenses to fluctuations in currency rates. As of September 30, 2025, we had notional amounts of 975 million South African Rand (or approximately $56 million at the September 30, 2025 exchange rate) that expire between October 30, 2025 and December 29, 2025 to reduce the exposure of our South African subsidiaries' third party sales to fluctuations in currency rates. At September 30, 2025, there was a net unrealized gain of $6 million recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet, which is expected to be fully recognized in earnings over the next twelve months. At December 31, 2024, there was a net loss of $14 million recorded in "Accumulated other comprehensive loss" on the Condensed Consolidated Balance Sheet.
From time to time, we enter into foreign currency contracts for the South African Rand, Australian Dollar, Euro, Pound Sterling, and Saudi Riyal to reduce exposure of our subsidiaries’ balance sheet accounts not denominated in our subsidiaries’ functional currency to fluctuations in foreign currency exchange rates. Historically, we have used forward contracts to reduce the exposure.  For accounting purposes, these foreign currency contracts are not considered hedges. The change in fair value associated with these contracts is recorded in “Other (expense) income, net” within the unaudited Condensed Consolidated Statement of Operations and partially offsets the change in value of third party and intercompany-related receivables not denominated in the functional currency of the subsidiary. At September 30, 2025, there was (i) 470 million South African Rand (or approximately $27 million at the September 30, 2025 exchange rate), (ii) 161 million Australian dollars (or approximately $106 million at the September 30, 2025 exchange rate), (iii) 61 million Pound Sterling (or approximately $82 million at the September 30, 2025 exchange rate), (iv) 40 million Euro (or approximately $47 million at the September 30, 2025 exchange rate), and (v) 155 million Saudi Riyal (or approximately $41 million at the September 30, 2025 exchange rate) of notional amounts of outstanding foreign currency contracts. At December 31, 2024, there was (i) 1.4 billion South African Rand (or approximately $80 million at the September 30, 2025 exchange rate), (ii) 113 million Australian dollars (or approximately $75 million at the September 30, 2025 exchange rate), (iii) 34 million Pound Sterling (or approximately $45 million at the September 30, 2025 exchange rate), (iv) 91 million Euro (or approximately $107 million at the September 30, 2025 exchange rate) and (v) 71 million Saudi Riyal (or approximately $19 million at the September 30, 2025 exchange rate) of notional amounts of outstanding foreign currency contracts.

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
Level 1 -Quoted prices in active markets for identical assets or liabilities
Level 2 -Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly
Level 3 -Unobservable inputs based on the Company’s own assumptions
Our debt is recorded at historical amounts. The following table presents the fair value of our debt and derivative contracts at both September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Asset	Liability	Asset	Liability
2024 Term Loan Facility	—	682	—	744
2024-B Term Loan Facility	—	777	—	904
RMB Term Loan Facility	—	56	—	58
Senior Notes due 2029	—	701	—	966
Senior Secured Notes due 2030	—	392	—	—
Australian Government Loan	—	2	—	1
MGT Loan	—	14	—	19
Interest rate swaps	7	1	33	—
Foreign currency contracts	7	—	1	18
We determined the fair value of the 2024 Term Loan Facility, the 2024-B Term Loan Facility, the Senior Notes due 2029 and the Senior Secured Notes due 2030 using quoted market prices, which under the fair value hierarchy is a Level 1 input. We determined the fair value of the RMB Term Loan Facility utilizing transactions in the listed markets for identical or similar liabilities, which under the fair value hierarchy is a Level 2 input. The fair value of the Australian Government Loan and MGT Loan is based on the contracted amount which is a Level 2 input.
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

16.    Asset Retirement Obligations
Asset retirement obligations consist primarily of rehabilitation and restoration costs, landfill capping costs, decommissioning costs, and closure and post-closure costs. Activities related to asset retirement obligations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$220	$194	$186	$186
Additions	—	4	3	11
Accretion expense	5	6	15	16
Remeasurement/translation	2	7	16	2
Other, including change in estimates[1]	—	—	12	—
Settlements/payments	(2)	(5)	(7)	(9)
Balance, September 30,	$225	$206	$225	$206
1 - Other, including change in estimates includes a charge of $11 million related to the Botlek plant shutdown recorded in "Restructuring and other charges" on the condensed consolidated statement of operations for the nine months ended September 30, 2025. Refer to note 2 for further details.

	September 30, 2025	December 31, 2024
Current portion included in “Accrued liabilities”	$12	$14
Noncurrent portion included in “Asset retirement obligations”	213	172
Asset retirement obligations	$225	$186

17.    Commitments and Contingencies
Purchase and Capital Commitments—Includes obligations for purchase requirements of process chemicals, supplies, utilities and services entered into in the ordinary course of business. At September 30, 2025, purchase commitments were $159 million for the remainder of 2025, $298 million for 2026, $315 million for 2027, $186 million for 2028, $175 million for 2029, and $2,330 million thereafter.
Letters of Credit—At September 30, 2025, we had outstanding letters of credit and bank guarantees of $147 million, of which $59 million were letters of credit (including $47 million is related to the sale of Hawkins Point as discussed below), and $88 million were bank guarantees. Amounts for performance bonds were not material.
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
Hawkins Point Plant.  Residual waste mud, known as Batch Attack Mud, and a spent sulfuric waste stream were deposited in an onsite repository (the “Batch Attack Lagoon”) at a former TiO2 manufacturing site, Hawkins Point Plant in Baltimore, Maryland, operated by Cristal USA, Inc. from 1954 until 2011. We assumed responsibility for remediation of the Hawkins Point Plant when we acquired the TiO2 business of Cristal in April 2019. On December 21, 2022, we sold the Hawkins Point Plant to the Maryland Port Administration ("MPA"), a state agency controlled by the Maryland Department of Transportation. Pursuant to the terms of the transaction, MPA became the lead party in developing and implementing appropriate measures to address, treat, control, and mitigate the environmental conditions at the property under the regulatory oversight of the Maryland Department of the Environment ("MDE"). Under MPA ownership, the Hawkins Point Plant will be utilized for storage and beneficial reuse of dredged material from the Port of Baltimore. In exchange for transferring ownership of the site to MPA, Tronox has agreed to make scheduled, annual payments to MPA which together with scheduled, annual contributions from MPA will be used to remediate the property. The sale of the property to MPA did not have a material impact to the Consolidated Statement of Operations. As of September 30, 2025, we have a provision of $41 million included in "Environmental liabilities" in our Condensed Consolidated Balance Sheet for the Hawkins Point Plant consistent with the accounting policy described above.
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
On September 3, 2025, a putative class action was filed in the U.S. District Court for the District of Connecticut against the Company and certain individual defendants. The complaint alleges that defendants violated the U.S. federal securities laws by making false and misleading statements in public filings and other public statements during the period February 12, 2025 and July 30, 2025 with respect to the Company's financial outlook and demand for its pigment and zircon products. The case is in its very early stages. No specific amount of damages has been alleged. The Company and the individual defendants intend to defend themselves vigorously against this lawsuit.

18.    Accumulated Other Comprehensive Loss Attributable to Tronox Holdings plc and Other Equity Items
The tables below present changes in accumulated other comprehensive loss by component for the three months ended September 30, 2025 and 2024.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, July 1, 2025	$(686)	$(83)	$—	$(769)
Other comprehensive income (loss)	21	—	(3)	18
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Balance, September 30, 2025	$(665)	$(83)	$(3)	$(751)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, July 1, 2024	$(751)	$(91)	$13	$(829)
Other comprehensive income (loss)	76	—	(20)	56
Amounts reclassified from accumulated other comprehensive loss	—	—	(2)	(2)
Balance, September 30, 2024	$(675)	$(91)	$(9)	$(775)
The tables below present changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2025 and 2024.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, January 1, 2025	$(801)	$(84)	$5	$(880)
Other comprehensive income (loss)	136	—	(8)	128
Amounts reclassified from accumulated other comprehensive loss	—	1	—	1
Balance, September 30, 2025	$(665)	$(83)	$(3)	$(751)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, January 1, 2024	$(729)	$(92)	$7	$(814)
Other comprehensive income (loss)	54	—	(11)	43
Amounts reclassified from accumulated other comprehensive loss	—	1	(5)	(4)
Balance, September 30, 2024	$(675)	$(91)	$(9)	$(775)

Repurchase of Common Stock
On February 21, 2024, in connection with the expiration in February 2024 of the Company's previous share repurchase program, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's stock through February 21, 2027. During the nine months ended September 30, 2025, we made no repurchases of the Company's stock.
19.    Share-Based Compensation
Restricted Share Units (“RSUs”)
2025 Grant - During the nine months ended September 30, 2025, the Company granted both time-based and performance-based awards to certain members of management. A total of 1,497,530 of time-based awards were granted to management which will vest ratably over a three-year period ending March 5, 2028. A total of 250,724 of time-based awards were granted to non-employee members of the Board which will vest in May 2026. A total of 1,484,692 of performance-based awards were granted, of which 742,346 of the awards vest based on a relative Total Shareholder Return ("TSR") calculation and 742,346 of the awards vest based on certain performance metrics of the Company. The non-TSR performance-based awards vest on March 5, 2028 based on the actual 2027 annual return on invested capital (ROIC). Similar to the Company's historical TSR awards granted in prior years, the TSR awards vest based on the Company's three-year TSR versus the peer group performance levels. Given these terms, the TSR metric is considered a market condition for which we used a Monte Carlo simulation to determine the weighted average grant date fair value of $8.98. The following weighted average assumptions were utilized to value the TSR grants:

2025
Dividend yield	—%
Expected historical volatility	48.8%
Risk free interest rate	4.30%
Expected life (in years)	3
The unrecognized compensation cost associated with all unvested awards at September 30, 2025 was $30 million, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of approximately 1.9 years.
During the three months ended September 30, 2025 and 2024, we recorded $5 million and $7 million, respectively, of stock compensation expense. During the nine months ended September 30, 2025 and 2024, we recorded $14 million and $17 million, respectively, of stock compensation expense.

20.    Pension and Other Postretirement Healthcare Benefits
The components of net periodic cost associated with our U.S. and foreign pension plans recognized in the unaudited Condensed Consolidated Statements of Operations were as follows:

	Pensions		Pensions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net periodic cost:
Service cost	$1	$1	$2	$3
Interest cost	5	4	13	13
Expected return on plan assets	(5)	(5)	(14)	(15)
Net amortization of actuarial loss and prior service credit	—	—	1	1
Total net periodic cost	$1	$—	$2	$2
The components of net periodic cost associated with our postretirement healthcare plans recognized in the unaudited Condensed Consolidated Statements of Operations were as follows:

	Other Postretirement Benefit Plans		Other Postretirement Benefit Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net periodic cost:
Interest cost	1	1	2	2
Total net periodic cost	$1	$1	$2	$2
During the nine months ended September 30, 2025, the Company made contributions to its pension plans of $3 million. The Company expects to make approximately $6 million of pension contributions for the remainder of 2025.
For the three months ended September 30, 2025 and 2024, we contributed $1 million and $1 million, respectively, to the Netherlands Multiemployer Plan, which was primarily recognized in “Cost of goods sold” in the unaudited Condensed Consolidated Statement of Operations. For the nine months ended September 30, 2025 and 2024, we contributed $3 million and $4 million, respectively, to the Netherlands Multiemployer Plan, which was primarily recognized in “Cost of goods sold” in the unaudited Condensed Consolidated Statement of Operations.
21.    Related Parties
Tasnee / Cristal
At September 30, 2025, Cristal International Holdings B.V. (formerly known as Cristal Inorganic Chemical Netherlands Cooperatief W.A.), a subsidiary of Tasnee, owned 37,580,000 shares of Tronox, or a 24% ownership interest.
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
On May 13, 2020, May 23, 2023 and February 21, 2024, we amended the Option Agreement with AMIC (the "First Amendment", the "Second Amendment", and the "Third Amendment", respectively, and collectively, the "Amendments") to, among other matters, establish a definitive period during which Tronox and AMIC would discuss whether, and under what circumstances Tronox may acquire the Slagger (the "Renegotiation Period"). In the Third Amendment, we extended the Renegotiation Period until December 31, 2024. Until such time, 65% of all chloride slag produced by the Slagger was delivered to Tronox as repayment in-kind of the Tronox Loans. The chloride slag was valued based on a widely published index for feedstock less a nominal discount (the "Slag Price"). Tronox purchased the remaining 35% of the chloride slag produced by the Slagger in cash at the Slag Price. Furthermore, the Third Amendment provided that at the end of the Renegotiation Period full repayment of the Tronox Loan was due on January 10, 2025 in cash.
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
The following table shows the outstanding balance of the Tronox Loans, which is recorded on the unaudited Condensed Consolidated Balance Sheet in "Prepaid and other assets:"

	September 30, 2025	December 31, 2024
Principal balance	—	22
Accrued interest income balance	—	4
Total outstanding balance	—	26
The following table shows the interest income earned on the Tronox Loans, which is recorded in "Interest income" on our unaudited Condensed Consolidated Statement of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	—	—	—	2
The following table shows the amount of feedstock purchased from the Slagger, which is subsequently recorded in "Cost of goods sold" on our unaudited Condensed Consolidated Statement of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Settled as in-kind repayment of Tronox Loans	—	10	10	40
Settled in cash	7	6	27	22
Total chloride slag purchases	7	16	37	62
The following table shows the amounts due to AMIC at period-end regarding feedstock purchased from the Slagger, which are recorded in "Accrued liabilities" on our unaudited Condensed Consolidated Balance Sheet:

	September 30, 2025	December 31, 2024
Amount due to AMIC for slag purchases	7	6
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
On December 17, 2020 we completed the MGT transaction. Repayment of the $36 million note payable is based on a fixed U.S. dollar amount per metric ton quantity of MGT delivered by us to ATTM over time and therefore the ultimate maturity date is variable in nature. If ATTM fails to purchase MGT from us under certain contractually agreed upon conditions, then at our election we may terminate the MGT supply agreement with ATTM and we will no longer owe any amount under the loan agreement with Cristal. We currently estimate the ultimate maturity to be between approximately two and three years from September 30, 2025, subject to actual future MGT production levels. The interest rate on the note payable is based on the SAIBOR plus a premium. The note payable is recorded within "Long-term debt, net" and "Long-term debt due within one year" on the unaudited Condensed Consolidated Balance Sheet.

	September 30, 2025	December 31, 2024
Note payable, due within 1 year	7	7
Note payable, due longer than 1 year from now	7	12
Total outstanding note payable	14	19
Amounts regarding loan repayments for the MGT loan, which are recorded on the unaudited Condensed Consolidated Statement of Operations within “Net sales,” are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense	—	—	1	1
Loan Repayment via MGT delivered to ATTM	2	2	5	5
As a result of these transactions we have entered into related to the MGT assets, Tronox purchases chlorine gas from ATTM for use in the production of MGT and such transactions are reflected as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Purchases of chlorine gas	2	1	6	4
These purchases are subsequently recorded within “Cost of goods sold” on the unaudited Condensed Consolidated Statement of Operations. Amounts due at period end, which are presented below, are recorded within “Accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet.

	September 30, 2025	December 31, 2024
Amount due related to purchases of chlorine gas	2	6

As Tronox delivers MGT product to ATTM, amounts are recorded within “Net sales” on the unaudited Condensed Consolidated Statement of Operations, as shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
MGT sales made to ATTM as product is delivered	12	12	41	38

Amounts related to MGT deliveries that are outstanding at period end are recorded in “Prepaid and other assets” on the unaudited Condensed Consolidated Balance Sheet, as shown below:

	September 30, 2025	December 31, 2024
Due from ATTM for MGT deliveries	8	14
22.    Segment Information
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
Net income, other financial metrics, production costs and sales forecasts are used to monitor budget versus actual results. As noted above, the CODM also determines how to allocate resources through his review of monthly production / manufacturing costs. Significant segment expenses, other than those disclosed in the Condensed Consolidated Statements of Operations, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Sales	$699	$804	$2,168	$2,398
Idle facility and lower of costs or net realizable value charges (a)	47	29	97	92
Other cost of goods (b)	600	647	1,841	1,908
Gross Profit	$52	$128	$230	$398
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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain financial measures, in particular the presentation of earnings before interest, taxes, depreciation and amortization (“EBITDA”), Adjusted EBITDA, Adjusted EBITDA as a % of net sales, Adjusted net loss attributable to Tronox, Diluted adjusted net loss per share attributable to Tronox and net debt to trailing twelve months Adjusted EBITDA, which are not presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). We are presenting these non-U.S. GAAP financial measures because we believe they provide us and readers of this Form 10-Q with additional insight into our operational performance relative to earlier periods and relative to our competitors. We do not intend for these non-U.S. GAAP financial measures to be a substitute for any U.S. GAAP financial information. Readers of these statements should use these non-U.S. GAAP financial measures only in conjunction with the comparable U.S. GAAP financial measures. A reconciliation of net loss to EBITDA and Adjusted EBITDA is also provided herein.
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
Business Environment
The following discussion includes trends and factors that may affect future operating results:
Third quarter revenue decreased 13% compared to the prior year, primarily driven by lower TiO2, zircon, and other product sales volumes and lower average selling prices of TiO2 and zircon including mix. For the third quarter of 2025 as compared to the third quarter of 2024, TiO2 revenue decreased 11% driven by a 8% decrease in sales volumes and 5% decline in average selling prices partially offset by a 2% exchange rate tailwind. Zircon revenue decreased 20% from the third quarter of 2024 to the third quarter of 2025 due to a 16% decline in average selling prices including mix and a 4% decrease in sales volumes. Revenue from other products decreased 21% from the third quarter of 2024 to the third quarter of 2025 primarily due to lower sales volume of heavy mineral concentrate tailings partially offset by higher pig iron sales. Gross profit decreased for the third quarter of 2025 as compared to the third quarter of 2024 due to lower average selling prices including mix, lower sales volumes, higher freight and production costs, partially offset by favorable exchange rate impacts and lower corporate costs.

Sequentially, revenue decreased 4% in the third quarter of 2025 compared to the second quarter of 2025 primarily due to lower sales volumes and lower average selling prices of TiO2 and zircon including mix, partly offset by increase in other product sales volumes, mainly heavy mineral concentrate tailings and pig iron. TiO2 revenues decreased 6%, driven by a 4%

decrease in sales volume and a 3% decrease in average selling prices, partly offset by a 1% favorable exchange rate impact. Zircon revenue decreased 13% sequentially driven by a 7% decrease in sales volumes and a 6% decrease in average selling prices including mix. Revenue from other products increased by 18% from the second quarter of 2025 to the third quarter of 2025 primarily due to higher sales of pig iron and heavy mineral concentrate tailings that occurred in the third quarter. Gross profit decreased from the second quarter of 2025 to the third quarter of 2025 due to lower average selling prices including mix, lower sales volumes of TiO2 and zircon, higher production costs primarily driven by higher idle facility and lower of cost or market charges and unfavorable exchange rate impacts partly offset by higher sales volumes of other products and lower corporate costs.

As of September 30, 2025, our total available liquidity was $664 million, including $185 million in cash and cash equivalents and $479 million available under revolving credit agreements. As of September 30, 2025, our total debt was $3.2 billion and net debt to trailing-twelve month Adjusted EBITDA was 7.5x. The Company has no financial covenants on its term loan or bonds and only one springing financial covenant on its Cash Flow revolver facility. Refer to Note 13 of notes to condensed consolidated financial statements for further details.
Condensed Consolidated Results of Operations
Three Months Ended September 30, 2025 compared to the Three Months Ended September 30, 2024

	Three Months Ended September 30,
	2025	2024	Variance
Net sales	$699	$804	$(105)
Cost of goods sold	647	676	(29)
Gross profit	52	128	(76)
Gross Margin	7.4%	15.9%	(8.5) pts

Restructuring and other charges	25	—	25
Selling, general and administrative expenses	70	74	(4)
(Loss) Income from operations	(43)	54	(97)
Interest expense	(48)	(42)	(6)
Interest income	1	3	(2)
Loss on extinguishment of debt	—	(3)	3
Other (expense) income, net	(2)	(11)	9
(Loss) Income before income taxes	(92)	1	(93)
Income tax provision	(8)	(26)	18
Net loss	$(100)	$(25)	$(75)

Effective tax rate	(9)%	2600%

EBITDA (1)	$30	$110	$(80)
Adjusted EBITDA (1)	$74	$143	$(69)
Net loss as a % of Net Sales (1)	(14.3)%	(3.1)%	(11.2) pts
Adjusted EBITDA as % of Net Sales (1)	10.6%	17.8%	(7.2) pts
_______________
(1)EBITDA, Adjusted EBITDA and Adjusted EBITDA as % of Net Sales are Non-U.S. GAAP financial measures. Please refer to the “Non-U.S. GAAP Financial Measures” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of these measures and a reconciliation of these measures to Net loss.

Net sales of $699 million for the three months ended September 30, 2025 decreased by 13%, compared to $804 million for the same period in 2024. The decrease is primarily due to both lower sales volumes and average selling prices of TiO2.
Net sales by type of product for the three months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,
	2025	2024	Variance	Percentage
TiO2	$550	$616	$(66)	(11)%
Zircon	59	74	(15)	(20)%
Other products	90	114	(24)	(21)%
Total net sales	$699	$804	$(105)	(13)%
For the three months ended September 30, 2025, TiO2 revenue was lower by 11% or $66 million compared to the prior year quarter primarily due to a decrease of $47 million in sales volumes and a decrease of $29 million in average selling prices, including mix. Foreign currency positively impacted TiO2 revenue by $10 million primarily due to the strengthening of the Euro. Zircon revenue decreased $15 million primarily due to a 16% decrease in average selling prices including mix and a 4% decrease in sales volumes and other products revenue decreased $24 million from the year-ago quarter primarily due to a decrease in sales volumes of heavy mineral concentrate tailings partially offset by higher pig iron sales.

Gross profit of $52 million was 7.4% of net sales compared to 15.9% of net sales in the year-ago quarter. The decrease in gross margin is primarily due to:
•the unfavorable impact of 5 points primarily due to a decrease in average selling prices including mix
•the unfavorable impact of 2 points due to increased cost structures, higher idle facility and lower of costs or net realizable value charges
•the unfavorable impact of 2 points due to decreased volumes of zircon, TiO2 and other products, mainly lower sales of heavy mineral concentrate tailings, partially offset by
•the favorable impact of 1 point due to lower production and freight costs.

Restructuring and other charges of $25 million for the three months ended September 30, 2025 was related to the Botlek plant idling. Refer to Note 2 in notes to condensed consolidated financial statements for further details.
Selling, general and administrative expenses of $70 million decreased $4 million compared to the same period of 2024 primarily due to a $2 million decrease in professional services, a $1 million decrease in employee costs, and a $1 million decrease in travel and entertainment.

Loss from operations for the three months ended September 30, 2025 was $43 million compared to income from operations of $54 million in the prior year period. The decrease of $97 million was primarily due to the restructuring and other charges of $25 million as well as lower sales volumes and lower selling prices of TiO2 and Zircon partially offset by lower SG&A expenses as discussed above.
Interest expense increased $6 million compared to the same period of 2024 primarily due to the increase in outstanding short-term debt balances period over period.
Interest income was $1 million for the three months ended September 30, 2025 compared to $3 million in the prior year period which is primarily due to the overall decrease in cash balances quarter over quarter.
Other (expense) income, net for the three months ended September 30, 2025 primarily consisted of approximately $3 million of fees associated with the utilization of the Securitization Facility. The remaining amount was driven by other individually immaterial amounts.
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

The effective tax rate was (9)% and 2,600% for the three months ended September 30, 2025 and 2024, respectively. The effective tax rates for the three months ended September 30, 2025 and 2024 are impacted by a variety of factors including income and losses in jurisdictions with valuation allowances, non-taxable income and expense items, prior year accruals, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate.

Net loss as a % of net sales was 14.3% for the three months ended September 30, 2025 as compared to net loss as a % of net sales of 3.1% for the prior year period. The primary driver of the period over period increase is the restructuring and other charges during the current quarter and lower gross profit due to lower average selling prices, lower sales volumes and a decrease in SG&A expenses. Adjusted EBITDA as a percentage of net sales was 10.6% for the three months ended September 30, 2025 as compared to 17.8% for the prior year primarily due to the lower gross margin as a result of TiO2 and zircon decrease in average selling prices including mix and a decrease in TiO2, zircon, and other product sales volumes partially offset by the lower SG&A expenses as discussed above.
Nine Months Ended September 30, 2025 compared to the Nine Months Ended September 30, 2024

	Nine Months Ended September 30,
	2025	2024	Variance
Net sales	$2,168	$2,398	$(230)
Cost of goods sold	1,938	2,000	(62)
Gross profit	230	398	(168)
Gross Margin	10.6%	16.6%	(6.0) pts

Restructuring and other charges	153	—	153
Selling, general and administrative expenses	216	227	(11)
(Loss) Income from operations	(139)	171	(310)
Interest expense	(135)	(126)	(9)
Interest income	4	9	(5)
Loss on extinguishment of debt	—	(3)	3
Other (expense) income, net	(9)	7	(16)
(Loss) Income before income taxes	(279)	58	(337)
Income tax provision	(17)	(82)	65
Net loss	$(296)	$(24)	$(272)

Effective tax rate	(6)%	141%

EBITDA (1)	$72	$389	$(317)
Adjusted EBITDA (1)	$279	$435	$(156)
Net loss as a % of Net Sales (1)	(13.7)%	(1.0)%	(12.7) pts
Adjusted EBITDA as % of Net Sales (1)	12.9%	18.1%	(5.2) pts
_______________
(1)EBITDA, Adjusted EBITDA and Adjusted EBITDA as % of Net Sales are Non-U.S. GAAP financial measures. Please refer to the “Non-U.S. GAAP Financial Measures” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of these measures and a reconciliation of these measures to Net loss.
Net sales of $2,168 million for the nine months ended September 30, 2025 decreased by 10% compared to $2,398 million for the same period in 2024. The decrease is primarily due to decreases in sales volumes and average selling prices of both TiO2 and zircon.

Net sales by type of product for the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended September 30,
	2025	2024	Variance	Percentage
TiO2	$1,721	$1,874	$(153)	(8)%
Zircon	196	247	(51)	(21)%
Other products	251	277	(26)	(9)%
Total net sales	$2,168	$2,398	$(230)	(10)%
For the nine months ended September 30, 2025, TiO2 revenue was lower by 8% or $153 million compared to the prior year period. TiO2 revenue decreased primarily due to a decrease of $126 million in sales volumes and a decrease of $41 million in average selling prices, including mix. Foreign currency positively impacted TiO2 revenues by $14 million. Zircon revenue decreased $51 million primarily due to an 11% decrease in average selling prices, including mix and a 10% decrease in sales volumes. Other products revenue decreased $26 million primarily due to a decrease in sales volumes of heavy mineral concentrate tailings.

Gross margin of $230 million was 10.6% of net sales compared to 16.6% of net sales in the year-ago period. The decrease in gross margin is primarily due to:
•the unfavorable impact of 3 points primarily due to a decrease in TiO2 and Zircon selling prices,
•the unfavorable impact of 2 points due to higher production costs and freight costs, and
•the unfavorable impact of 2 points due to decreased volumes TiO2 and Zircon, partially offset by
•the favorable impact of 1 point due to changes in foreign currency exchange rates, primarily as a result of the South African Rand and Australian dollar.

Restructuring and other charges of $153 million for the nine months ended September 30, 2025 was related to the Botlek plant idling. Refer to Note 2 in notes to condensed consolidated financial statements for further details.
Selling, general and administrative expenses decreased by $11 million or 5% during the nine months ended September 30, 2025 compared to the same period of the prior year primarily driven by a $11 million decrease in employee costs, a $2 million decrease in travel and entertainment expenses, and a $1 million decrease in agent commissions partially offset by a $3 million increase in professional services.
Loss from operations for the nine months ended September 30, 2025 was $139 million compared to income from operations of $171 million in the prior year period. The decrease of $310 million was primarily due to lower sales volumes and selling prices of TiO2 and Zircon as well as restructuring and other charges of $153 million partially offset by lower SG&A expenses as discussed above.
Interest expense for the nine months ended September 30, 2025 increased by $9 million compared to the same period of 2024 primarily due to the increase in the outstanding short-term debt balances period over period.
Interest income was $4 million for the nine months ended September 30, 2025 compared to $9 million in the prior year period which is primarily due to the overall decrease in cash balances year over year.
Other (expense) income, net for the nine months ended September 30, 2025 primarily consisted of approximately $10 million of fees associated with the utilization of the Securitization Facility and $2 million of pension expense due to pension related interest costs and amortization of actuarial gains/losses offset by expected return on plan assets. The remaining amount is driven by other individually immaterial amounts.
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

The effective tax rate was (6)% and 141% for the nine months ended September 30, 2025 and 2024, respectively. The effective tax rates for the nine months ended September 30, 2025 and 2024 are impacted by a variety of factors including income and losses in jurisdictions with valuation allowances, non-taxable income and expense items, prior year accruals, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate. The effective tax rate for the nine months ended September 30, 2024 was impacted by the establishment of a full valuation allowance against Brazil's deferred tax assets.

Net loss as a % of net sales was 13.7% for the nine months ended September 30, 2025 as compared to net loss as a % of net sales of 1.0% for the prior year period. The primary driver of the period over period decrease is the restructuring and other charges during the current period and lower gross profit due to lower sales volumes and lower selling prices partially offset by a decrease in SG&A expenses. Adjusted EBITDA as a percentage of net sales was 12.9% for the nine months ended September 30, 2025, a decrease of 5.2 points from 18.1% in the prior year. The lower gross margin and lower SG&A were the primary drivers of the year-over-year decrease in Adjusted EBITDA percentage.
Other Comprehensive Income (Loss)
Other comprehensive income was $18 million in the three months ended September 30, 2025 as compared to other comprehensive income of $54 million in the three months ended September 30, 2024. The change is primarily due to the favorable foreign currency translation adjustments of $21 million in the three months ended September 30, 2025 as compared to favorable foreign currency translation adjustments of $76 million in the prior year period. This was partially offset by a net loss on derivative instruments of $3 million in the three months ended September 30, 2025 as compared to a net loss on derivative instruments of $22 million in the prior year period.
Other comprehensive income was $133 million in the nine months ended September 30, 2025 as compared to other comprehensive income of $34 million in the nine months ended September 30, 2024. The change is primarily due to the favorable foreign currency translation adjustments of $140 million in the nine months ended September 30, 2025 as compared to the favorable foreign currency translation adjustments of $49 million in the prior year period. Additionally, there was a net loss on derivative instruments of $8 million in the nine months ended September 30, 2025 as compared to a net loss on derivative instruments of $16 million in the prior year period.
Liquidity and Capital Resources
The following table presents our liquidity as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(Millions of U.S. dollars)
Cash and cash equivalents	$185	$151
Available under the Cash Flow Revolver	338	305
Available under the RMB Credit Facility	70	42
Available under the Emirates Revolver	67	63
SABB Credit Facility(1)	—	12
Available under the Bank Itau Facility	$4	$5
Total	$664	$578
(1) The SABB Credit Facility was cancelled in September 2025.
Historically, we have funded our operations and met our commitments through cash generated by operations, issuance of secured and unsecured notes, bank financings, borrowings under lines of credit and other financing arrangements. In the next twelve months, we expect that our operations will provide sufficient cash for our operating expenses, capital expenditures, interest payments and debt repayments, however, if necessary, we have the ability to borrow under our short-term credit facilities (see Note 13 of notes to the condensed consolidated financial statements). This is predicated on our achieving our forecast which could be negatively impacted by items outside of our control, including, among other things, macroeconomic conditions including tariffs, inflationary pressures, political instability including the ongoing Russia and Ukraine and Middle East conflicts and any expansion of such conflicts, and supply chain disruptions. If negative events occur in the future, we may need to reduce our capital spend, cut back on operating costs and other items within our control to maintain adequate liquidity.
Working capital (calculated as current assets less current liabilities) was $1.5 billion at September 30, 2025 and $1.3 billion at December 31, 2024.
As of September 30, 2025, the non-guarantor subsidiaries of our Senior Notes due 2029 and Senior Secured Notes due 2030 represented approximately 17% of our total consolidated liabilities and approximately 43% of our total consolidated assets. For both the three and nine months ended September 30, 2025, the non-guarantor subsidiaries of our Senior Notes due 2029 and Senior Secured Notes due 2030 represented approximately 45% of our total consolidated net sales. For the three and nine months ended September 30, 2025, the non-guarantor subsidiaries of our Senior Notes due 2029 and Senior Secured Notes due 2030 represented approximately 63% and 54%, respectively, of our consolidated EBITDA (as such term is defined in the respective indenture). In addition, as of September 30, 2025, our non-guarantor subsidiaries had $814 million of total consolidated liabilities (including trade payables but excluding intercompany liabilities), all of which would have been structurally senior to the Senior Notes due 2029 and Senior Secured Notes due 2030.
At September 30, 2025, we had outstanding letters of credit and bank guarantees of $147 million. See Note 17 of notes to unaudited condensed consolidated financial statements.
Principal factors that could affect our ability to obtain cash from external sources include (i) debt covenants that limit our total borrowing capacity; (ii) increasing interest rates applicable to our floating rate debt; (iii) increasing demands from third parties for financial assurance or credit enhancement; (iv) credit rating downgrades, which could limit our access to additional debt; (v) a decrease in the market price of our common stock and debt obligations; and (vi) volatility in public debt and equity markets, including with respect to our securities.
During the three months ended September 30, 2025, our credit rating with Moody’s changed from Ba3 negative outlook to B2 negative outlook and our Standard & Poor's rating and outlook changed from B+ stable to B stable, respectively.
Cash and Cash Equivalents
We consider all investments with original maturities of three months or less to be cash equivalents. As of September 30, 2025, our cash and cash equivalents were invested in money market funds and we also receive earnings credits for some balances left in our bank operating accounts. We maintain cash and cash equivalents in bank deposit and money market accounts that may exceed federally insured limits. The financial institutions where our cash and cash equivalents are held are highly rated and geographically dispersed, and we have a policy to limit the amount of credit exposure with any one institution. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk.
The use of our cash includes payment of our operating expenses, capital expenditures, servicing our interest and debt repayment obligations, cash taxes, making pension contributions and making quarterly dividend payments. Going forward, we expect to continue to invest in our businesses through cost reduction, as well as growth and vertical integration-related capital expenditures including projects such as our multi-year IT-enabled transformation program, rare earths initiatives and various mine development projects, continued reductions in our debt and continued dividends.
Repatriation of Cash
At September 30, 2025, we held $185 million in cash and cash equivalents in these respective jurisdictions: $56 million in the United States, $54 million in Australia, $19 million in Europe, $17 million in Brazil, $13 million in South Africa, $13 million in Saudi Arabia, and $13 million in China and other Asia countries . Our credit facilities limit transfers of funds from subsidiaries in the United States to certain foreign subsidiaries.
At September 30, 2025, Tronox Holdings plc had foreign subsidiaries with undistributed earnings. Although we would not be subject to income tax on these earnings, we have asserted that amounts in specific jurisdictions are indefinitely reinvested outside of the parent's taxing jurisdictions. These amounts could be subject to withholding tax if distributed, but the Company has made no provision for tax related to these undistributed earnings. In 2022, the Company removed its assertion that earnings in China are indefinitely reinvested, and since then, the withholding tax accruals for potential repatriations from that jurisdiction are reflected in the effective tax rate.

Stock Repurchases
On February 21, 2024, in connection with the expiration in February 2024 of the Company's previous share repurchase program, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's stock through February 21, 2027. During the nine months ended September 30, 2025, and 2024 we made no repurchases of the Company's stock.
Cash Dividends on Ordinary Shares
On October 29, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share payable on January 6, 2026 to shareholders of record at the close of business on November 10, 2025, reduced from $0.125 per share in the prior year period.
Inventory Financing Arrangement

On July 29, 2025, we entered into an inventory financing arrangement whereby we agree with our counterparty to sell certain inventory, with short payment terms, and subsequently we repurchase such inventory at an agreed upon price with terms not to exceed 360 days. The agreed upon repurchase price is generally calculated as the original sale price plus financing charges and a nominal spread. As of September 30, 2025, we had financed inventory of $50 million and $1 million of accrued interest, which were included in “Obligations under inventory financing arrangements” and “Accrued Liabilities”, respectively, on the Condensed Consolidated Balance Sheets. We have $1 million for the three and nine months ended September 30, 2025 of financing charges that were recorded within “Interest Expense” on the Condensed Consolidated Statement of Operations.

Senior Secured Notes due 2030

On September 26, 2025, Tronox Incorporated, a Delaware corporation (the “Issuer”), a wholly owned indirect subsidiary of Tronox Holdings plc (the “Company”), closed an offering of $400 million aggregate principal amount of its 9.125% senior secured notes due 2030 (the “Notes”). The Notes were offered at par and issued under an indenture dated as of September 26, 2025 (the “Indenture”) among the Issuer and the Company and, as described below, certain of the Company’s restricted subsidiaries as guarantors and Wilmington Trust, National Association in its capacity as trustee and collateral agent.

The Indenture and the Notes provide, among other things, that the Notes are guaranteed by the Company and certain of the Company’s restricted subsidiaries, subject to certain exceptions. The Notes are scheduled to mature on September 30, 2030, subject to a springing maturity date that is 91 days prior to the stated maturity date of the Company’s 4.625% Senior Notes due 2029, if on such date, the aggregate principal amount of the Senior Notes due 2029 outstanding is greater than $250 million. The terms of the Indenture, among other things, limit, in certain circumstances, the ability of the Issuer and the ability of the Company and its restricted subsidiaries to: incur secured indebtedness, incur indebtedness at a non-guarantor subsidiary, engage in certain sale-leaseback transactions and merge, consolidate or sell substantially all of their assets.

Debt Obligations
At September 30, 2025 and December 31, 2024, our short-term debt and long-term debt, net of unamortized discount and debt issuance costs was $3.2 billion and $2.9 billion, respectively. At September 30, 2025 and December 31, 2024, our net debt (the excess of our debt over cash and cash equivalents) was $3.0 billion and $2.7 billion, respectively.
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
Cash Flows
The following table presents cash flow for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
	(Millions of U.S. dollars)
Cash (used in) provided by operating activities	$(61)	$218
Cash used in investing activities	(255)	(226)
Cash provided by (used in) financing activities	345	(97)
Effects of exchange rate changes on cash and cash equivalents and restricted cash	5	—
Net increase (decrease) in cash and cash equivalents and restricted cash	$34	$(105)
Cash Flows (used in) provided by Operating Activities — Cash used in operating activities of $61 million is primarily driven by $155 million of net loss adjusted for non-cash items offset by a net cash outflow of $216 million related to changes in assets and liabilities. The following table provides our net cash used in operating activities for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
	(Millions of U.S. dollars)
Net loss	$(296)	$(24)
Adjustments for non-cash items	451	329
Income related cash generation	155	305
Net change in assets and liabilities	(216)	(87)
Cash (used in) provided by operating activities	$(61)	$218
Net cash used in operating activities increased by $279 million year-over-year from $218 million of cash provided by operating activities in the prior year to $61 million of cash used in operating activities during the current year. This increase was primarily due to a decrease in income related cash generation as well as increases in the use of cash for net assets and liabilities. The higher use of cash working capital was primarily driven by an increase in the use of cash for accounts payable and accrued liabilities of $68 million, an increase in the use of cash for restructuring payments of $57 million and an increase in the use of cash for inventories of $62 million partially offset by increases in the cash provided by accounts receivable of $58 million.
Cash Flows used in Investing Activities — Net cash used in investing activities for the nine months ended September 30, 2025 was $255 million as compared to $226 million for the same period in 2024 primarily due to higher capital expenditures of $273 million during the current year as compared to $253 million in the prior year, proceeds of $21 million collected in 2024 from the sale of a royalty interest in certain Canadian mineral properties partially offset by $15 million of cash received for the repayment of our loan with AMIC related to the titanium slag smelter facility in the current year.

Cash Flows provided by (used in) Financing Activities — Net cash provided by financing activities during the nine months ended September 30, 2025 was $345 million as compared to cash used in financing activities of $97 million for the nine months ended September 30, 2024. The nine months ended September 30, 2025 was primarily comprised of net proceeds from long-term debt of $379 million, net proceeds from inventory financing arrangement of $50 million partially offset by dividend payments of $40 million and net repayments of short-term debt of $36 million. The nine months ended September 30, 2024 was primarily comprised of dividends paid of $61 million and total net repayments of long-term debt and short-term debt of $21 million.
Contractual Obligations
The following table sets forth information relating to our contractual obligations as of September 30, 2025:

	Contractual Obligation Payments Due by Year (3)(4)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of U.S. dollars)
Long-term debt, net and lease financing (including interest) (1)	$4,238	291	481	2,103	1,363
Purchase obligations (2)	3,463	382	529	387	2,165
Operating leases	302	39	57	50	156
Asset retirement obligations and environmental liabilities(5)	512	39	58	58	357
Total	$8,515	751	1,125	2,598	4,041
__________________
(1)We calculated the 2024-B Term Loan Facility interest at a SOFR plus a margin of 2.50%, the 2024 Term Loan Facility at a SOFR plus a margin of 2.25%, and the RMB Term Loan at a JIBAR plus a margin of 2.35%. See Note 13 of notes to our unaudited condensed consolidated financial statements for further details, including the maturity date of the Company's 9.125% Senior Secured Notes due 2030.
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
Non-U.S. GAAP Financial Measures
EBITDA, Adjusted EBITDA, Adjusted EBITDA as a % of Net Sales, Adjusted net loss attributable to Tronox, Diluted adjusted net loss per share attributable to Tronox and net debt to trailing twelve months Adjusted EBITDA, which are used by management to measure performance, are not presented in accordance with U.S. GAAP. We define EBITDA as net loss excluding the impact of income taxes, interest expense, interest income and depreciation, depletion and amortization. We define Adjusted EBITDA as EBITDA excluding the impact of nonrecurring items such as restructuring charges, gain or loss on debt extinguishments, impairment charges, gains or losses on sale of assets, acquisition-related transaction costs and pension settlements and curtailment gains or losses. Adjusted EBITDA also excludes non-cash items such as share-based compensation costs, pension and postretirement costs, and realized and unrealized foreign currency remeasurement gains and losses. We define Adjusted net loss attributable to Tronox as net loss attributable to Tronox excluding the impact of nonrecurring items which the Company believes are not indicative of its core operating results such as restructuring charges, gain or loss on debt extinguishments, impairment charges, gains or losses on sale of assets, acquisition-related transaction costs and pension settlements and curtailment gains or losses. We define Diluted adjusted net loss per share attributable to Tronox as Diluted net loss per share excluding the impact of nonrecurring items which are the Company believes are not indicative of its core operating results such as restructuring charges, gain or loss on debt extinguishments, impairment charges, gains or losses on sale of assets, acquisition-related transaction costs and pension settlements and curtailment gains or losses.
Management believes that EBITDA, Adjusted EBITDA, Adjusted EBITDA as a % of net sales, Adjusted net loss attributable to Tronox, Diluted adjusted net loss per share attributable to Tronox and net debt to trailing twelve months Adjusted EBITDA are useful to investors, as it is commonly used in the industry as a means of evaluating operating performance. We do not intend for these non-U.S. GAAP financial measures to be a substitute for any U.S. GAAP financial information. Readers of these statements should use these non-U.S. GAAP financial measures only in conjunction with the comparable U.S. GAAP financial measures. Since other companies may calculate EBITDA, Adjusted EBITDA, Adjusted EBITDA as a % of net sales, Adjusted net loss attributable to Tronox, Diluted adjusted net loss per share attributable to Tronox and net debt to trailing twelve months Adjusted EBITDA differently than we do, EBITDA, Adjusted EBITDA, Adjusted EBITDA as a % of net sales, Adjusted net loss attributable to Tronox, Diluted adjusted net loss per share attributable to Tronox and net debt to trailing twelve months Adjusted EBITDA, as presented herein, may not be comparable to similarly titled measures reported by other companies. Management believes these non-U.S. GAAP financial measures:
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

The following table reconciles net loss to EBITDA and Adjusted EBITDA, Adjusted EBITDA as a % of net sales for the periods presented and Net Debt to Trailing Twelve Months Adjusted EBITDA as of September 30, 2025 and December 31, 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Millions of U.S. dollars)
Net loss (U.S. GAAP)	$(100)	$(25)	$(296)	$(24)
Interest expense	48	42	135	126
Interest income	(1)	(3)	(4)	(9)
Income tax provision	8	26	17	82
Depreciation, depletion and amortization expense	75	70	220	214
EBITDA (non-U.S. GAAP)	30	110	72	389
Share-based compensation (a)	5	7	14	17
Accretion expense and other adjustments to asset retirement obligations and environmental liabilities (b)	6	8	20	22
Accounts receivable securitization program (c)	3	4	10	11
Foreign currency remeasurement (d)	—	8	(1)	10
Sale of royalty interest (e)	—	—	—	(28)
Restructuring and other charges (f)	25	—	153	—
Loss on extinguishment of debt (g)	—	3	—	3
Other items (h)	5	3	11	11

Adjusted EBITDA (non-U.S. GAAP)	$74	$143	$279	$435

	Three Months Ended September 30,
	2025	2024
Net sales	$699	$804
Net loss (U.S. GAAP)	$(100)	$(25)
Net loss (U.S. GAAP) as a % of Net sales	(14.3)%	(3.1)%
Adjusted EBITDA (non-U.S. GAAP) (see above) as a % of Net sales	10.6%	17.8%

	September 30, 2025	December 31, 2024
Long-term debt, net	$3,136	$2,759
Short-term debt	58	65
Long-term debt due within one year	39	35
(Less) Cash and cash equivalents	(185)	(151)
Net debt	$3,048	$2,708
Trailing-twelve month Adjusted EBITDA (non-U.S. GAAP)	$408	$564
Net debt to trailing-twelve month Adjusted EBITDA (non-U.S. GAAP) (see above)	7.5x	4.8x

(a) Represents non-cash share-based compensation. See Note 19 of notes to unaudited condensed consolidated financial statements.
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
(h) Includes noncash pension and postretirement costs, asset write-offs and other items included in “Selling general and administrative expenses”, “Cost of goods sold” and “Other (expense) income, net” in the unaudited Condensed Consolidated Statements of Operations.
The following table reconciles trailing twelve month net loss to EBITDA and Adjusted EBITDA as of September 30, 2025:

	Three Months Ended				Trailing Twelve Month Adjusted EBITDA
	December 31, 2024	March 31, 2025	June 30, 2025	September 30, 2025

Net loss (U.S. GAAP)	$(30)	$(111)	$(85)	$(100)	$(326)
Interest expense	41	42	45	48	176
Interest income	(1)	(2)	(1)	(1)	(5)
Income tax provision	45	5	4	8	62
Depreciation, depletion and amortization expense	71	71	74	75	291
EBITDA (non-U.S. GAAP)	126	5	37	30	198
Share-based compensation (a)	4	5	4	5	18
Foreign currency remeasurement (b)	(11)	1	(2)	—	(12)
Accretion expense and other adjustments to asset retirement obligations and environmental liabilities (c)	1	7	7	6	21
Accounts receivable securitization program (d)	4	4	3	3	14
Restructuring and other charges (e)	—	86	42	25	153
Other items (f)	5	4	2	5	16
Adjusted EBITDA (non-U.S. GAAP)	$129	$112	$93	$74	$408

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
The following table reconciles Net loss attributable to Tronox to Adjusted net loss attributable to Tronox for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Millions of U.S. dollars)		(Millions of U.S. dollars)
Net loss attributable to Tronox Holdings plc (U.S. GAAP)	$(99)	$(25)	$(294)	$(18)
Restructuring and other charges (a)	25	—	150	—
Loss on extinguishment of debt (b)	—	3	—	3
Tax valuation allowance (c)	—	—	—	16
Sale of royalty interest (d)	—	—	—	(21)
Other (e)	2	1	3	4
Adjusted net loss attributable to Tronox Holdings plc (non-U.S. GAAP) (1)	$(72)	$(21)	$(141)	$(16)

Diluted net loss per share (U.S. GAAP)	$(0.63)	$(0.16)	$(1.85)	$(0.11)
Restructuring and other charges, per share	0.16	—	0.94	—
Loss on extinguishment of debt, per share	—	0.02	—	0.02
Tax valuation allowance, per share	—	—	—	0.10
Sale of royalty interest, per share	—	—	—	(0.14)
Other, per share	0.01	0.01	0.02	0.03
Diluted adjusted net loss per share attributable to Tronox Holdings plc (non-U.S. GAAP) (2)	$(0.46)	$(0.13)	$(0.89)	$(0.10)

Weighted average shares outstanding, diluted (in thousands)	158,600	158,095	158,439	157,811

(a) Represents restructuring and other charges associated with the Botlek plant idling.
(b) Represents the loss in connection with the refinancing of the Term Loan Facility in the US.
(c) 2024 amount represents the establishment of a full valuation allowance against the deferred tax assets within our Brazilian jurisdiction.
(d) Represents the sale of a royalty interest in certain Canadian mineral properties, net of associated transaction costs included in "Other (expense) income, net" in the unaudited Condensed Consolidated Statements of Operations.
(e) Represents other activity not representative of the ongoing operations of the Company.

(1) Only the sale of royalty interest and restructuring and other charges have been tax impacted whereas certain other items were not tax impacted as they were recorded in jurisdictions with full valuation allowances.
(2) Diluted adjusted net loss per share attributable to Tronox Holdings plc was calculated from exact, not rounded Adjusted net loss attributable to Tronox Holdings plc and share information.
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
Credit Risk
Credit risk is the risk that a borrower or a counterparty will fail to meet their obligations. A significant portion of our liquidity is concentrated in trade accounts receivable that arise from sales of our products to customers. In the case of TiO2, the high level of industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. We have significant exposure to credit risk in industries that are affected by cyclical economic fluctuations. We perform ongoing credit evaluations of our customers from time to time, as deemed appropriate, to mitigate credit risk but generally do not require collateral. Our contracts typically enable us to tighten credit terms if we perceive additional credit risk; however, historic losses due to write offs of bad debt have been insignificant. In addition, due to our international operations, we are subject to potential trade restrictions and sovereign risk in certain countries in which we operate. We maintain allowances for potential credit losses based on specific customer review and current financial conditions. During the nine months ended September 30, 2025 and 2024, our ten largest third-party customers represented 38% and 37%, respectively, of our consolidated net sales. During the nine months ended September 30, 2025 and 2024, no single customer accounted for 10% of our consolidated net sales.
Interest Rate Risk
Interest rate risk arises from the possibility that changes in interest rates will impact our financial results. We are exposed to interest rate risk on our floating rate debt, the 2024 Term Loan Facility, the 2024-B Term Loan Facility, RMB Term Loan Facility and the New Cash Flow Revolver, RMB Revolving Credit Facility, and Emirates Revolver balances. Using a sensitivity analysis as of September 30, 2025, a hypothetical 1% increase in interest rates would result in a net decrease to pre-tax income of approximately $7 million on an annualized basis. This is due to the fact that earnings on our floating rate financial assets of $67 million at September 30, 2025 would increase by the full 1%, partially offsetting the impact of a 1% increase in interest expense on our floating rate debt of approximately $754 million.
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
As of September 30, 2025, the Company maintains a total of $950 million of interest rate swaps (with $450 million maturing in March 2028 and $500 million maturing in September 2031) with the objective in using the interest-rate swap agreements to add stability to interest expense and to manage the Company's exposure to interest rate movements. These interest rate swaps have been designated as cash flow hedges and involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Fair value gains or losses on these cash flow hedges are recorded in accumulated other comprehensive loss and are subsequently reclassified into interest expense in the same periods during which the hedged transactions affect earnings. The Company's objectives in using the interest rate swap agreements are to add stability to interest expense and to manage its exposure to interest rate movements.
At September 30, 2025 and December 31, 2024, the net unrealized gain of $1 million and the unrealized gain of $26 million, respectively, was recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet. For the three and nine months ended September 30, 2025, the amounts recorded in interest expense related to the interest-rate swap agreements were $2 million and $6 million, respectively, of which less than $1 million and $1 million, respectively, was reclassified from "Accumulated other comprehensive loss" to interest expense. For the three and nine months ended September 30, 2024, the net amounts recorded in interest expense related to the interest-rate swap agreements $7 million and $23 million, respectively.
Refer to Note 14 of notes to unaudited condensed consolidated financial statements for further details.
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

From time to time, we enter into foreign currency contracts used to hedge forecasted third party non-functional currency sales for our South African subsidiaries. From time to time, we enter into foreign currency contracts used to hedge forecasted non-functional currency cost of goods sold and forecasted non-functional currency selling, general and administrative expenses ("SG&A expenses") for our Australian subsidiaries. Historically, we have used a combination of zero-cost collars, put options or forward contracts to reduce the exposure.  These foreign currency contracts are designated as cash flow hedges. Changes to the fair value of these foreign currency contracts are recorded as a component of other comprehensive (loss) income, if these contracts remain highly effective, and are recognized in net sales, costs of goods sold or SG&A expenses in the period in which the forecasted transaction affects earnings or are recognized in other (expense) income, net when the transactions are no longer probable of occurring. As of September 30, 2025, we had notional amounts of 136 million Australian dollars ($90 million at the September 30, 2025 exchange rate) that expire between October 30, 2025 and December 30, 2025 to reduce the exposure of our Australian subsidiaries’ cost of sales to fluctuations in currency rates. As of September 30, 2025, we had notional amounts of 6 million Australian dollars ($4 million at the September 30, 2025 exchange rate) that expire between October 30, 2025 and December 30, 2025 to reduce the exposure of our Australian subsidiaries’ SG&A expenses to fluctuations in currency rates. As of September 30, 2025, we had notional amounts of 975 million South African Rand (or approximately $56 million at the June 30, 2025 exchange rate) that expire between October 30, 2025 and December 29, 2025 to reduce the exposure of our South African subsidiaries' third party sales to fluctuations in currency rates. At September 30, 2025, there was a net unrealized gain of $6 million recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet, which is expected to be fully recognized in earnings over the next twelve months. At December 31, 2024, there was a net loss of $14 million recorded in "Accumulated other comprehensive loss" on the Condensed Consolidated Balance Sheet.
From time to time, we enter into foreign currency contracts for the South African Rand, Australian Dollar, Euro, Pound Sterling, and Saudi Riyal to reduce exposure of our subsidiaries’ balance sheet accounts not denominated in our subsidiaries’ functional currency to fluctuations in foreign currency exchange rates. Historically, we have used forward contracts to reduce the exposure.  For accounting purposes, these foreign currency contracts are not considered hedges. The change in fair value associated with these contracts is recorded in “Other (expense) income, net” within the unaudited Condensed Consolidated Statement of Operations and partially offsets the change in value of third party and intercompany-related receivables not denominated in the functional currency of the subsidiary. At September 30, 2025, there was (i) 470 million South African Rand (or approximately $27 million at September 30, 2025 exchange rate), (ii) 161 million Australian dollars (or approximately $106 million at the September 30, 2025 exchange rate), (iii) 61 million Pound Sterling (or approximately $82 million at the September 30, 2025 exchange rate), (iv) 40 million Euro (or approximately $47 million at the September 30, 2025 exchange rate), and (v) 155 million Saudi Riyal (or approximately $41 million at the September 30, 2025 exchange rate) of notional amounts of outstanding foreign currency contracts. At December 31, 2024, there was (i) 1.4 billion South African Rand (or approximately $80 million at the September 30, 2025 exchange rate), (ii) 113 million Australian dollars (or approximately $75 million at the September 30, 2025 exchange rate), (iii) 34 million Pound Sterling (or approximately $45 million at the September 30, 2025 exchange rate), (iv) 91 million Euro (or approximately $107 million at the September 30, 2025 exchange rate) and (v) 71 million Saudi Riyal (or approximately $19 million at the September 30, 2025 exchange rate) of notional amounts of outstanding foreign currency contracts.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of Tronox’s management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”), as of September 30, 2025, the end of the period covered by this report. Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date. Tronox’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Tronox in the reports that it files or submits under the Exchange Act is accumulated and communicated to Tronox’s management, including Tronox’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date.
An evaluation of our internal control over financial reporting was also performed to determine whether any changes have occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting
We are currently undergoing a multi-year IT-enabled transformation program that includes increased automation of both operational and financial systems, including the global enterprise risk management program, through new and upgraded systems, technology and processes. As part of such transformation program, during the second and third quarters of 2025, we implemented upgrades to our financial systems and platforms in certain regions. The full implementation is expected to occur in phases over a number of years. As the phased implementation of this system occurs, we expect certain changes to our processes and procedures which, in turn, will result in changes to our internal control over financial reporting.

While we expect this transformation program to strengthen our internal financial controls, management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve.

Other than as discussed above, during the quarter ended September 30, 2025, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
Information required by this item is incorporated herein by reference to the section captioned “Notes to Consolidated Financial Statements, Note 17 - Commitments and Contingencies” of this Form 10-Q.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table provides information with respect to purchases of our shares of common stock, $0.01 par value per share, during the three months ended September 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs (1)	Approximate Dollar Value That May Yet Be Purchased Under the Program (2)
				$300,000,000
July 1, 2025 through July 31, 2025	—	$—	—	$300,000,000
August 1, 2025 through August 31, 2025	—	$—	—	$300,000,000
September 1, 2025 through September 30, 2025	—	$—	—	$300,000,000
Totals	—	$—	—	$300,000,000
(1) On February 21, 2024, in connection with the expiration in February 2024 of the Company's previous share repurchase program, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's stock through February 21, 2027. During the nine months ended September 30, 2025, we made no repurchases of the Company's stock.
(2) Amounts reflect the remaining dollar value of shares that may be purchased under the stock repurchase program described above.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) had any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) under the Exchange Act for any "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K.

Item 6.    Exhibits

Exhibit No.
4.1
Indenture, dated as of September 26, 2025, among Tronox Incorporated, the Company and the guarantors named therein and Wilmington Trust, National Association as trustee and collateral agent (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on September 26, 2025).

4.2	Form of 9.125% Senior Secured Notes due 2030 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on September 26, 2025).

31.1	Rule 13a-14(a) Certification of John Romano. (furnished herewith)

31.2	Rule 13a-14(a) Certification of D. John Srivisal. (furnished herewith)

32.1	Section 1350 Certification for John Romano. (furnished herewith)

32.2	Section 1350 Certification for D. John Srivisal. (furnished herewith)

101
The following financial statements from Tronox Holdings plc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (furnished herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema Document. (furnished herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (furnished herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. (furnished herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. (furnished herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (furnished herewith)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2025, which has been formatted in Inline XBRL and contained in Exhibit 101.
_______________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:
November 6, 2025

TRONOX HOLDINGS PLC (Registrant)

By:	/s/ D. John Srivisal
Name:	D. John Srivisal
Title:	Senior Vice President, Chief Financial Officer

By:	/s/ Jonathan P. Flood
Name:	Jonathan P. Flood
Title:	Vice President, Controller and Principal Accounting Officer