Form 10-K
period 2025-12-31
Tronox Holdings plc
filed 2026-02-20
CIK 1530804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year ended December 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
The aggregate market value of the ordinary shares held by non-affiliates of the registrant as of June 30, 2025 was approximately $613,189,299.

As of January 30, 2026, the registrant had 158,557,858 ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2026 annual general meeting of shareholders are incorporated by reference in this Form 10-K in response to Part III Items 10, 11, 12, 13 and 14.

TRONOX HOLDINGS PLC
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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
•the expansion of Chinese TiO2 production capacity and resultant continued increase in TiO2 exports as well as the efficacy of anti-dumping and other trade remedies taken by governments such as Brazil and Kingdom of Saudi Arabia to protect their domestic TiO2 producers;
•the expansion of Chinese zircon production and possible increase in zircon exports at low prices;
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
•the risk that we may not generate sufficient cash to service our debt, pay dividends, operate our business, and fund our liquidity and capital needs, including to finance planned capital expenditures;
•our inability to obtain additional capital on favorable terms;
ii

•the risk that we may not realize expected returns or there may be a delay in realizing expected returns on our capital projects, including our recently completed mine investment projects intended to maintain our mineral reserves and resources;
•an unpredictable regulatory, political and physical security environment in South Africa where we have significant mining and beneficiation operations;
•sustainability issues as they may be applicable in certain jurisdictions, including those related to climate change, may subject us to additional costs and restrictions, including increased energy and raw material costs, which could have an adverse effect on our business, financial condition and results of operations, as well as damage our reputation;
•extreme weather conditions could pose physical risks to our facilities and disrupt the operations of our supply chain and increase operational costs;
•the risk that our ability to use our tax attributes to offset future income may be limited;
•the risk that we may not achieve the anticipated benefits from our sustainable cost improvement program;
•the risk that the Company may not be successful in arranging required financing and/or develop a financeable structure for its rare earth initiatives, and even if the required financing is obtained and/or a financing structure is achieved, the risk that the Company may not be successful in developing a viable rare earth supply chain;
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
Item 1.    Business
Overview

Tronox is the world’s leading vertically integrated manufacturer of TiO2 pigment. We operate titanium-bearing mineral sand mines and beneficiation and smelting operations in Australia and South Africa to produce feedstock materials that can be processed into TiO2 for pigment, high purity titanium chemicals, including titanium tetrachloride, and ultrafine TiO2 used in certain specialty applications. Our strategy is to be vertically integrated and produce enough feedstock materials to be as self-sufficient as possible in the production of TiO2 at our seven pigment facilities located in the United States, Australia, Brazil, UK, France, and the Kingdom of Saudi Arabia. We believe that vertical integration is the best way to achieve our ultimate goal of delivering low cost, high-quality pigment to our approximately 1,200 TiO2 customers throughout the world. The mining, beneficiation and smelting of titanium bearing mineral sands also creates meaningful quantities of co-products including zircon, pig iron and the rare-earth bearing mineral, monazite, which we also supply to customers around the world.

The following chart highlights the TiO2 value chain we participate in.

The following sets forth the percentage of our revenue derived from sales of our products by geographic region for the year ended December 31, 2025.

27%
26%
7%
40%
North America
South and Central America
Europe Middle East and Africa
Asia Pacific

 The below sets forth the percentage of our revenue derived from sales of our products for the year ended December 31, 2025.

For further financial information regarding our products and geographic regions, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as Notes 4 and 25 of notes to our consolidated financial statements, each included elsewhere in this Form 10-K.

2025 Key Strategic Initiatives

The following sets forth the key strategic initiatives underway in 2025:

Become the Low Cost TiO2 Producer by Investing in our Business Processes and Strengthening Vertical Integration

Our ability to compete effectively in the TiO2 industry is determined by many factors, including innovation, reliability, product quality, customer service and price. The business processes that allow us to maximize the benefit of our vertical integration and global footprint --- the so-called “hidden factory” --- needs to be optimized if we are to successfully meet the pricing and other competitive pressures that characterize our industry. Throughout 2025, the Company reinforced its commitment to sustaining and enhancing its vertical integration competitive advantage. Key milestones were the successful commissioning of the Fairbreeze extension and the completion of construction at Namakwa East OFS which is currently in the process of being commissioned - two major mining projects in South Africa which replace existing mines approaching end of life. These new sites are expected to provide abundant reserves of natural rutile and zircon, along with high-grade ilmenite suitable for direct use or slag processing, ensuring a secure and cost-effective feedstock supply for years to come. These strategic investments are projected to deliver returns above the Company's cost of capital.

Sustainable Cost Improvement Plan

In 2025, we launched a comprehensive Sustainable Cost Improvement Program designed to enhance cost efficiency and optimize asset performance across all aspects of our business. This initiative delivered over $90 million in annualized savings by year-end 2025 and is projected to achieve approximately $125-$175 million in annualized savings (including the $90 million realized in 2025) by the end of 2026. The program focuses on four key pillars: Operational Excellence, Technology Enablement, Supply Chain Optimization, and Selling, General & Administrative Expenses Alignment. We believe this strategic approach will position us to sustain long-term value creation while maintaining operational resilience.

Maintaining Adequate Liquidity

We took proactive measures to bolster liquidity and preserve flexibility, which included the successful execution of a $400 million senior secured bond offering which closed in September 2025, and reducing the quarterly dividend by 60%, effective in the third quarter of 2025. At the same time, throughout 2025, we implemented targeted operational measures to manage near-term cash flow, including: shutting down the Botlek pigment plant in the Netherlands, idling the Fuzhou pigment plant in China, and temporarily idling one furnace at the Namakwa smelter.

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

In 2025, we received coordinated, non-binding and conditional letters of support/interest from Export Finance Australia and Export-Import Bank of the United States, respectively for up to an aggregate of US $600 million in limited or non-recourse financing to support the development of Tronox's rare earth supply chain. In addition, we took an approximate 5% equity interest in Lion Rock Minerals (ASX-LRM) ("LRM"), a mineral exploration company whose Minta and Minta Est deposits have the potential to be a major source of high quality monazite and rutile. Continuing to seek funding sources and develop a rare earth minerals business is an ongoing focus of management. See "Risk Factors - The Company may not be successful in arranging required financing and/or developing a financeable structure for its rare earth initiatives, and even if the required financing is obtained and/or a financing structure is achieved, the Company may not be successful in developing a viable rare earth supply chain."

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

In 2025, we generated $2.3 billion in revenue from sales of TiO2.

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

In 2025, we generated $274 million in revenue from sales of zircon.

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

Monazite

Like zircon, monazite is a co-product of mining mineral sands deposits for titanium feedstock. Monazite is concentrated and processed to remove contaminants, such as uranium and thorium, before being sold to rare earth processors and separated into specific rare earth oxides (REOs) such as neodymium (Nd), praseodymium (Pr), terbium (Tb), and dysprosium (Dy). These REOs can then be metallized and formed into permanent magnets, particularly NdFeB magnets, that are needed to manufacture electric vehicle motors, wind turbines and other green economy applications.

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

In 2025, we generated $326 million in revenue from the sale of high purity pig iron, monazite, titanium tetrachloride and other products.

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

Production of TiO2 Pigment

TiO2 pigment is produced using a combination of processes involving the manufacture of base pigment particles through either the chloride or sulfate process followed by surface treatment, drying and milling (collectively known as finishing). Currently, approximately 90% of our TiO2 pigment production capacity is produced using the chloride process and approximately 10% of our TiO2 production capacity is produced using the sulfate process.

We use the sulfate process at our manufacturing facility in Thann, France to produce ultrafine TiO2 products.

In the chloride process, feedstock (slag, synthetic rutile, natural rutile or ilmenite ores) are reacted with chlorine (the chlorination step) and carbon to form TiCl4 in a continuous fluid bed reactor. Purification of TiCl4 to remove impurities is accomplished using selective condensation and distillation processes. The purified TiCl4 is then oxidized in a vapor phase form to produce raw pigment particles and chlorine gas. The latter is recycled back to the chlorination step for reuse. Raw pigment is then typically slurried with water and dispersants prior to entering the finishing step. Due to the nature of the production process, the final pigment product is not sensitive to the feedstocks used to create it, as substantially all substances other than TiO2 are removed during the process. The chloride process currently accounts for substantially all of the industry-wide TiO2 production capacity in North America, and approximately 40% of industry-wide capacity globally.

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

The following sets forth the percentage of our TiO2 sales volume by end-use market for the year ended December 31, 2025:

20%
5%
75%
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

We face competition from global competitors with headquarters in Europe, the United States and China, including Chemours, LB Group, Kronos Worldwide Inc., and INEOS. In addition, we compete with numerous regional producers particularly in Eastern Europe and China.

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

During 2025, we commercialized several new products, including two new products to address both masterbatch and engineering resin markets. We also continued to focus on incorporating long-term sustainable solutions in our TiO2 products with the successful implementation of organic substitutions in several new product offerings. Moreover, with the closure of our Botlek pigment plant, we were able to successfully transfer certain technology to our Stallingborough pigment plant which we believe will enable us to maintain and grow our footprint in durable plastic pigment applications. We also continued to utilize our large global footprint by expanding the product capabilities at our Yanbu pigment plant which we believe will be able to efficiently and effectively service a broad array of geographic markets, including Europe.

In addition, we also continued to support our rare earth initiatives which resulted in improvements in the characterization and transformation of raw materials that could be used in the rare earth space. Tronox has also completed a pre-feasibility study with respect to the development of a rare earth "cracking and leaching" facility. Further development of this facility is expected to be conducted in 2026.

Patents, Trademarks, Trade Secrets and Other Intellectual Property Rights

Protection of our proprietary intellectual property is important to our business. At December 31, 2025, we held 67 patents and 3 patent applications in the U.S., and approximately 470 in foreign counterparts, including both issued patents and pending patent applications. Our U.S. patents have expiration dates ranging through 2043. Additionally, we have 11 trademark registrations in the U.S. and 3 trademark applications in the U.S., as well as 316 trademark counterpart registrations and applications in foreign jurisdictions.

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

Human Capital

Tronox employs approximately 5,700 people across six continents, and we believe it is our rich diversity and exceptional operational and technical expertise that, combined with our vertical integration model, position Tronox as the world's leading vertically integrated manufacturer of titanium dioxide pigment. Recognizing the importance of our human capital, one of our core strategies is to foster a high-performance culture in which we strive for zero harm and operational excellence, while harnessing technology and encouraging innovation to create value, all while empowering our people. In addition, we have placed a priority around developing leaders who will help us effectively (i) acquire, develop and nurture our talent, and (ii) foster a culture that embodies the values that are important to us, starting with safety and operating our business responsibly.

People

Because we operate both titanium ore mines and titanium dioxide pigment plants, and because our operations span the world, we require specialty skills in mining and TiO2 pigment manufacturing. We also need people who are willing to learn skills across both mining and chemicals operations and who can help us extract value from our integrated model. The below map sets forth the approximate number of employees in each of the global regions in which we operate.

In January 2026, the Company announced its intent to permanently close its TiO2 plant in Fuzhou, China which will impact approximately 550 employees in that region.

Accordingly, we place a high priority on knowledge transfer, including, but not limited to, by relocating skilled leaders across countries and between mining and TiO2 pigment operations, by staffing high-potential employees in regions on global projects, and by enabling collaboration in global centers of excellence). We are committed to creating an organization where leaders encourage a diverse workforce, where people feel valued and respected, have access to opportunities, and in which a variety of different voices are encouraged and heard. For instance, during 2025, we focused our efforts on inclusion through developing learning opportunities and surveying our employees. In addition, in 2025, we focused on, among other things, promoting women in STEM and celebrating our different cultures through local events.

We also place an uncompromising focus on operating safe, reliable, and responsible facilities, and we measure our progress with both safety metrics and leading indicators. We believe every employee and contractor has a responsibility for safety, and we proactively identify and manage risk, conduct ourselves responsibly, exercise good judgment, and take accountability for our actions. In 2025, our employees worked approximately 11 million hours with 11 recordable injuries and no fatalities from our operations, and our contractors worked approximately 12 million hours with 16 recordable injuries and no fatalities from our operations.

Culture

We aim to create an organizational culture where employees unleash their full value through living our values, and fostering a high-performance culture. In 2025, we developed a program, Living our Values, which we expect to launch in 2026. Through this program, employees will learn how they can live our values in everything they do. In addition, such program will emphasize employees working with a Growth Mindset where we believe everyone can improve, feedback is a gift, and challenges are an opportunity to learn. We believe we can have the most success fostering a high performance culture by setting high expectations for each other and modelling ways of work done well, enrolling our people into fulfilling our vision and strategy, and investing in the success and fulfillment of our people.

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

Capabilities

At Tronox we lead with safety. To ensure we live this value with impact, a key focus of our strategy is to drive risk reduction with an updated safety program focused on leading indicators. This program is intended to help find areas for the Company to make improvements and make our business safer with initiatives that would not be accomplished otherwise. In 2025, we completed numerous projects aimed at reducing risk and increasing workplace pride which we believe will make our operations safer.

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

Our sustainability efforts are also focused on reducing Tronox’s carbon footprint. Our detailed and actionable roadmap for reducing carbon emissions in the short-, medium- and long-term demonstrates Tronox’s commitment to mitigating the impact of climate change. Our roadmap covers 100% of our operations and is based on a thorough analysis of our carbon footprint and step-by-step plans to reduce it. The majority of our greenhouse gas ("GHG") emissions are generated from our TiO2 slag furnaces in South Africa, synthetic rutile kiln in Western Australia, and TiO2 pigment plants in the United States, United Kingdom, France, Brazil, Australia, and the Kingdom of Saudi Arabia.

We are proud that we achieved our previously announced target to reduce Scope 1 and Scope 2 emission intensity 25% by the end of 2025 against a 2019 baseline. In addition, we are continuing to actively progress GHG reduction plans to enable us to achieve our target of a 50% reduction by the end of 2030 also against a 2019 baseline. During 2025, we were able to realize the full benefits of the 200 MW solar energy project in South Africa which contributed to approximately 40% of our South African electricity needs. The project is expected to reduce Tronox's global Scope 1 and 2 emissions by approximately 13%. In addition, in June 2024, we announced a second large-scale renewable energy project in South Africa that is expected to be fully operational by the end of 2027. Upon completion of such project, the Company expects that approximately 70% of its South African needs will be satisfied by renewable energy. It remains our long-term goal to achieve "net zero" carbon emissions by 2050. We believe the Company's dedication to these significant renewable energy projects are just two examples of how Tronox is committed to being a leader when it comes to corporate sustainability and protection of the environment.

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

Greenhouse Gas Regulation

Globally, our operations are subject to regulations that seek to reduce emissions of GHGs. We currently report and manage GHG emissions as required by law for sites located in jurisdictions requiring such managing and reporting of GHGs, primarily the European Union, United Kingdom and Australia. For additional information on this topic, see section entitled “Risk Factors – Risks Relating to our Legal and Regulatory Environment - Sustainability issues as they may be applicable in certain jurisdictions, including those related to climate change, may subject us to additional costs and restrictions, including increased energy and raw material costs, which could have an adverse effect on our business, financial condition and results of operations, as well as damage our reputation.”

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

Our revenue and results of operations are significantly dependent on sales of TiO2 products and zircon. Demand for these products historically have been linked to global, regional and local GDP and discretionary spending, which can be negatively impacted by regional and world events or economic and market conditions. Such events can cause a decrease in demand for our products and market prices to fall, which may have an adverse effect on our results of operations and financial condition. A substantial portion of our products and raw materials are commodities that reprice as market supply and demand fundamentals change, and we have recently been experiencing a depressed trend in the commodity cycle for TiO2. Accordingly, product margins and the results of operations tend to vary with changes in the business cycle.

A significant portion of the demand for our TiO2 products comes from manufacturers of paint and plastics. A significant portion of the demand for zircon comes from the construction and other industrial end markets. Our customers may experience significant fluctuations in demand for their own end products because of economic conditions, changes in consumer demand, or increases in raw material and energy costs. In addition, with respect to the zircon market, we believe that China currently accounts for approximately 50% of the world’s demand for zircon. However, there is currently a weakening demand in the domestic Chinese ceramics end-market as well as an increase in domestic Chinese zircon sand production, partially attributable to the Chinese continued focus on mining rare earth bearing minerals, which is adding to the global zircon supply. A prolonged economic downturn in China could result in reduced zircon and TiO2 demand in China as well as Chinese domestic zircon producers increasing exports of zircon at low prices which could have a material adverse effect on our business and financial results.

The price of our products, in particular, TiO2, zircon, and pig iron, have been, and in the future may be, volatile. Price declines for our products will negatively affect our financial position and results of operations.

Historically, the global market for TiO2, zircon and pig iron have been volatile, and those markets are likely to remain volatile in the future. Prices for TiO2, zircon and pig iron may fluctuate in response to relatively minor changes in the supply of, and demand for, these products, market uncertainty and other factors beyond our control, and we have recently been experiencing a depressed trend in the commodity cycle for TiO2. Factors that affect the price of our products include, among other things:

•overall economic conditions;
•the level of customer demand particularly in the paint, plastics and construction industries;
•the level of production and exports of our products globally, including the impact of competitors increasing their capacity and exports, in particular Chinese competitors, as well as the price of such exports being offered to customers at lower prices;
•the level of production and cost of materials, such as chlorine, sulfuric acid, sulfur, and anthracite, used to produce our products, including rising prices of raw materials due to inflation;
•the cost of energy consumed in the production of TiO2, feedstock and zircon, including the price of natural gas, pet coke and electricity, in particular, the increasing electricity costs relating to our South African operations;
•domestic and foreign governmental regulations, tariffs or other trade disputes, regulations and taxes;
•political conditions or hostilities and unrest in regions where we manufacture and/or export our TiO2, zircon and feedstock/other products; and
•major public health issues which could cause, among other things, macroeconomic disruptions.

Pricing pressure, along with demand fluctuations, with respect to our TiO2 products, zircon and pig iron can make it difficult to predict the cash we may have on hand at any given time, and a continued period of price declines and/or demand declines may materially and adversely affect our financial position, cash generation, liquidity, ability to service and repay our debt, pay dividends, operate our business, fund our liquidity and capital needs, including through the capital markets and for the purpose of financing planned capital expenditures and results of operations.

Our industry and the end-use markets in which we compete are highly competitive and are characterized by excessive production capacity, particularly in China. Competition and excess production capacity may adversely affect our results of operations and operating cash flows.

Each of our markets is highly competitive. Competition in the TiO2 industry is based on a number of factors such as price, product quality, and service. We face significant competition from major international and smaller regional competitors, especially producers in China. Chinese producers have significantly expanded their TiO2 production capacity in recent years and the volume of their exports and certain Chinese producers have also publicly announced their intention to continue to expand their TiO2 production capacity and aggressive exports efforts. Moreover, the increased Chinese TiO2 production capacity, along with the prolonged economic downturn in China, is resulting in increasing quantities of TiO2 being exported to other regions of the world in which we compete typically at lower prices.

We compete with a large number of mining companies with respect to zircon. Zircon producers generally compete on the basis of price, quality, logistics, delivery, payment terms and consistency of supply. Moreover, increased Chinese production of zircon from both heavy mineral concentrates imported from Africa and Australia, and the mining of monazite to support the Chinese domestic rare earth industry, along with the prolonged economic downturn in China, is resulting in increasing quantities of zircon being exported by China to other regions of the world in which we compete typically at lower prices.

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

The European Commission, Brazil, India, and the Kingdom of Saudi Arabia have imposed definitive anti-dumping duties on the importation of TiO2 products originating in China. The anti-dumping duties imposed by the European Commission in January 2025 will remain in effect for an initial period of five years until January 2030 with the possibility of an extension for an additional five years. The anti-dumping duties imposed by Brazil’s Chamber of Foreign Trade in October 2025 are also definitive and will be in place for an initial period of five years until October 2030 with the possibility of an extension for an additional five years. The antidumping duties imposed by the Kingdom of Saudi Arabia in October 2025 will also be in place for an initial period of five years until October 2030 with the possibility of an extension for an additional five years. The Indian anti-dumping duties became definitive in May 2025, but such duties were stayed by an Indian state court due to perceived procedural issues. Although we believe such definitive duties will ultimately be reinstated, we cannot predict when such duties will be reinstated, or if they will be reinstated at all. If reinstated, the Indian duties will also have the possibility of an extension for an additional five years when they expire in May 2030.

We may benefit from these duties due to the impact they may have on the price at which Chinese importers sell TiO2 in these jurisdiction as well as on the volume of exports of Chinese-made TiO2 to these jurisdictions. However, there can be no assurance that these duties will prove effective in increasing the price at which such Chinese producers sell TiO2 in the jurisdictions that have or will impose anti-dumping duties nor in decreasing the volume of TiO2 sold by Chinese exporters. In addition, Chinese TiO2 producers are also increasingly looking for alternative ways to evade such anti-dumping duties, including through the acquisition of non-Chinese TiO2 pigment plants. Any of these outcomes could have a material adverse effect on our results of operations and financial position. Anti-dumping duties are generally subject to periodic reviews and, occasionally, legal challenges, which can result in their revocation, suspension or reduction. If these anti-dumping duties and tariffs were to be revoked or reduced in the future, or if they do not adequately combat China’s unfair trade practices, our results of operations and financial position could be adversely impacted.

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

Our mining, beneficiation, smelting and production processes consume significant amounts of energy and raw materials, the costs of which can be subject to worldwide, as well as, local supply and demand, as well as other factors beyond our control. Fuel and energy linked to commodities, such as diesel, natural gas, heavy fuel oil and pet coke, and other consumables, such as chlorine, sulfuric acid, illuminating paraffin, electrodes, sulfur and anthracite, consumed in our TiO2 manufacturing and mining operations form an important part of our TiO2 operating costs. We have no control over the costs of these consumables, many of which are linked to some degree to the price of oil, and the costs of many of these raw materials may fluctuate widely for a variety of reasons, including changes in availability, major capacity additions or reductions, or significant facility operating problems. In addition, certain key raw materials used in our operations are currently primarily sourced from China so any export restrictions or limits imposed by the Chinese government on such raw materials could have a material adverse effect on our operations. Moreover, the ongoing Russia and Ukraine conflict has resulted in, and may continue to result in, increased uncertainty with respect to the supply of energy and other energy-dependent commodities for our TiO2 production facilities located in the European Union and the United Kingdom, as well as other raw materials, such as anthracite, for our slag furnaces located in South Africa. Increased costs of electricity and disruptions in the supply of electricity due to long-standing operational issues at the sole, state-owned energy supplier in the Republic of South Africa, Eskom, could increase the costs of production, or disrupt operations, at our mines and beneficiation operations in that country. Availability of such consumables could also be impacted by transportation capacity constraints or other interruptions. These fluctuations could negatively affect our operating margins, our results of operations or planned capital expenditures. In addition, due to our global footprint and reliance on key raw materials from around the world, we are particularly reliant on shipping vessels to transport such raw materials as well as our finished goods. If the costs of raw materials, utilities, transportation and similar costs rise, our operating expenses will increase and could adversely affect our business, especially if we are unable to pass price increases relating to raw materials, utilities, transportation and similar costs through to our customers.

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

The Company may not be successful in arranging required financing and/or developing a financeable structure for its rare earth initiatives, and even if the required financing is obtained and/or a financing structure is achieved, the Company may not be successful in developing a viable rare earth supply chain.

The Company's ability to successfully implement its rare earth initiatives is contingent upon arranging adequate financing and/or structuring a financeable model. In 2025, for example, we received coordinated, non-binding and conditional letters of support / interest from Export Finance Australia and Export-Import Bank of the United States, respectively, for up to an aggregate of $600 million in limited or non-recourse financing to support the development of Tronox's rare earth supply chain. There can be no assurance that the required funding will be available on acceptable terms - or at all - or that the Company will be able to satisfy any conditions imposed by potential governmental agencies or other third-party lenders, investors, or partners, including without limitation as to structuring. Additionally, the Company's plans to develop a rare earth supply chain outside of China, in particular in the US and Australia, depend on numerous uncertain factors, including but not limited to, the outcomes of pre-feasibility studies, negotiations with third parties, access to processing and infrastructure, regulatory approvals, favorable market demand, availability of skilled personnel, and geopolitical considerations. Failure to secure the necessary funding or to achieve progress in developing such supply chains and structuring could materially adversely affect the Company's ability to meaningfully develop a rare earth business. In addition, historically, the Company has sold the monazite contained in its mines in unconcentrated form as a waste product rather than processing it into rare earth oxide, and the Company has no experience in managing a standalone rare earth business. There can be no assurance that the Company will be successful in this regard.

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

In South Africa, we currently operate two significant mining assets, as well as accompanying separation plants and smelting operations, and derive a significant portion of our profit from the sale of zircon. Our mining and smelting operations depend on the electrical grid operated by Eskom, the sole-state-owned energy supplier, as well as the electrical power generated by Eskom. In the past, Eskom has not been able to reliably provide electrical power and there is no assurance that such reliability of electrical power and the associated energy grid will continue in the future which could have a material adverse effect on our business, financial condition and results of operations. In addition, we have also recently experienced increased electricity prices in South Africa and although we have been trying to reduce our dependency on Eskom through the use of renewable energy sources, there can be no assurance that we will be able to effectively mitigate any future electricity prices that are expected to occur in the future. If Eskom continues to increase the price of electricity in the future and we are unable to effectively mitigate such prices it could have a material adverse effect on our business, financial condition and results of operations.

Our operations in South Africa are reliant on services provided by the State-owned, sole provider of rail transport, Transnet Freight Rail and ocean transport, Transnet National Port Authority (collectively "Transnet"). Furthermore, Transnet provides extensive dockside services at both the ports of Richards Bay and Saldanha Bay from where we export bulk quantities of TiO2 feedstock to our pigment plants worldwide and pig iron. Like Eskom, Transnet faces chronic operational and financial challenges. In the past, the Port of Richards Bay, which is owned and operated by Transnet, was impacted by two separate events, including a significant fire, which damaged part of the Port's infrastructure, causing increased shipment delays and costs to us. Currently, Transnet's rail transport services at the Port of Richards Bay is not operational, and as such, we are presently using trucking services to transport all of our raw material from our KZN operations to the port of Richards Bay. Shipment delays at the port of Richards Bay have persisted for the last several years, including 2025, and we believe such delays will continue in 2026 and beyond. Delays or interruptions at either the rail service or the ports in which we receive and/or export material could have a negative impact on our business, financial condition and results of operations.

In addition, our KZN Sands operations currently use approximately 316,000 gigajoules of Sasol gas annually, which is currently available only from Sasol Limited (Sasol). As such, an interruption in the supply of gas from Sasol could have a material adverse effect on our business, financial conditions and results of operations.

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

South Africa continues to undergo political, social and economic challenges. South Africa has also experienced instances of civil unrest which resulted in significant damage to the national supply chains and logistics. The area near our KZN operations is one of the areas in which such unrest has occurred. Changes to, or instability in, the economic, social or political environment in South Africa which cause civil unrest, shortages of production materials, interruptions to transportation networks, or labor unrest could result in production delays and production shortfalls, and materially impact our production and results of operations.

The South African government has recently embarked on a process of identifying and securing land for persons who were previously dispossessed of such land as a result of Apartheid policies. For instance, the South African government has released a draft land expropriation bill which contemplates that, where it is in the “public interest”, land may be expropriated by the South African government, without compensation being payable to the current owners. While the South African government has indicated that such measures will be applied initially to state-owned land, it is possible that such measures may extend to agricultural and mining areas. In the event that the land on which the Namakwa Sands and KZN Sands operations are situated become the subject of a land claim under any such proposed or future land expropriation bill, it may have a material adverse effect on our business, financial condition and results of operations.

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

Our operations in KSA have been affected in the past, and may be affected in the future, by political, social and economic conditions from time to time prevailing in, or affecting, KSA or the wider Middle East region, including by rocket attacks from armed rebel groups. For example, since 2011, a number of countries in the Middle East region have witnessed, and are currently witnessing, significant social unrest, including widespread public demonstrations, and, in certain cases, armed conflict, terrorist attacks, diplomatic disputes, foreign military intervention and a change of government. In addition, in the recent past there have been a number of attacks related to the conflicts in the Middle East on commercial shipping vessels in and around the Red Sea which could ultimately impact the availability of shipping routes and/or ocean freight, as well as increase the shipping costs, for raw material to our Yanbu pigment plant as well as TiO2 exports out of our Yanbu plant. Specifically, KSA faces a number of challenges arising mainly from the relatively high levels of unemployment among the Saudi youth population, requests for political and social changes, and the security threat posed by certain groups. Should KSA experience similar political and social unrest as found in other countries in the Middle East, the Saudi Arabian economy could be adversely affected, our TiO2 plant located in Yanbu could be temporarily disrupted or materially adversely affected and our business and operating results could be materially adversely affected.

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

RISKS RELATING TO OUR DEBT AND CAPITAL STRUCTURE

We may need additional capital in the future and may not be able to obtain it on favorable terms or at all, including as a result of downgrades in our credit ratings, which may make it difficult for us to meet our financial commitments.

Our ability to obtain cash or other credit from external sources is impacted by many factors, including (i) debt covenants that limit our total borrowing capacity; (ii) the total amount of our outstanding secured and unsecured debt and the financial ratios and metrics thereof; (iii) increasing interest rates applicable to our floating rate debt; (iv) increasing demands from third parties for financial assurance or credit enhancement; (v) credit rating downgrades, which could limit our access to additional debt; (vi) a decrease in the market prices or value of our common stock and outstanding debt obligations; and (vii) volatility in public debt and equity markets.

Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness, and could limit our ability to obtain additional financing to fund future working capital, capital expenditures, or other general corporate requirements; require a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, and other general corporate purposes; and increase our vulnerability to general adverse economic and general industry conditions.

For example, our credit ratings may impact the cost and availability of future borrowings and, accordingly, our overall cost of capital. Our credit ratings reflect each rating organization’s opinion of our financial strength, operating performance, and ability to meet our debt obligations. The Company’s credit ratings were downgraded in 2025 by both Moody’s Ratings and S&P Global Ratings to “B2” and “CCC+,” respectively. Ratings by rating agencies may be changed or withdrawn at any time and no assurance can be given that we will not be subject to further downgrades. There is no guarantee that debt or equity financings will be available in the future to fund working capital, capital expenditures, or other general corporate purposes, or that such financing will be available on favorable terms or at all. See “Liquidity and Capital Resources” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 15 of notes to consolidated financial statements.

In addition, the market price of our debt obligations is based upon many factors, including expectations regarding the likelihood of future ability to effectuate repayment, the amount recoverable in the event of a default, our ability to pay interest and other ongoing debt service obligations, and the risk tolerance of each debt holder. If these or other factors cause the market price of our debt obligations to decrease, it may make it difficult or impossible for us to obtain additional capital in the future or meet our financial commitments.

Our capital expenditure projects may need additional capital in the future and may not realize expected investment returns.

Our business is capital intensive, and our success depends to a significant degree on our ability to maintain our manufacturing operations and invest in those operations to expand capacity and remain competitive from a cost perspective. We may require additional capital in the future to finance capital investments, for a variety of purposes, including (i) replacement of mines that are end of life, (ii) repair, maintenance, expansion, or optimization of existing production facilities or mining operations, (iii) ongoing research and development activities, (iv) business development opportunities in rare earth or other critical minerals, and (v) general working capital needs. For instance, we have substantially implemented the multi-year global business transformation that began in 2020 and includes the acquisition and implementation of new operational and financial systems, technology and processes, including a global ERP system, with additional work that will be necessary to complete projects in certain countries. Although we have taken, and will continue to take, significant steps to mitigate the potential negative impact of the implementation of such new digital systems, there can be no assurance that these procedures will be completely successful.

Additionally, if we undertake other capital expenditure projects, they may not be completed on schedule, at the budgeted cost, or at all. Moreover, our revenue may not increase immediately upon the expenditure of funds on a particular project. As a result, we may not be able to realize our expected investment return, which could adversely affect our results of operations and financial condition and ability to access additional sources of capital.

We are a holding company that is dependent on cash flows from our operating subsidiaries to fund our debt obligations, capital expenditures and ongoing operations.

All of our operations are conducted, and all of our assets are owned, by our operating companies, which are our subsidiaries. We intend to continue to conduct our operations at the operating company level. Consequently, our cash flows and our ability to meet our obligations or make cash distributions depends upon the cash flows of our operating companies, and the payment of funds by our operating companies in the form of dividends or otherwise. The ability of our operating companies to make any payments to us depends on their earnings, ability to generate cash, the terms of their indebtedness, including the terms of any credit facilities, or indentures, and legal restrictions regarding the transfer of funds.

Our ability to service our debt and fund our planned capital expenditures and ongoing operations will depend on our ability to generate and increase positive cash flows, and our access to additional liquidity sources. Our ability to generate and increase positive cash flows is dependent on many factors, including many of the other risks described in this section entitled “Risk Factors”.

The agreements and instruments governing our debt contain restrictions and limitations that could affect our ability to operate our business, as well as impact our liquidity.

As of December 31, 2025, our total principal amount of debt outstanding was approximately $3.2 billion. Our credit facilities and senior secured notes indenture contain covenants that could adversely affect our ability to operate our business, our liquidity, and our results of operations. These covenants may restrict, among other things, our and our subsidiaries' ability to:

•incur or guarantee additional indebtedness;
•complete asset sales, acquisitions or mergers;
•make investments and capital expenditures;
•prepay other indebtedness;
•enter into transactions with affiliates; and
•fund additional dividends or repurchase shares.

Certain of our credit facilities and notes indentures include requirements relating to the ratio of indebtedness or certain fixed charges to adjusted EBITDA. For instance, our Credit Agreement (as defined elsewhere herein) contains a springing financial covenant solely for the benefit of the revolving lenders of the Cash Flow Revolver (as defined elsewhere herein) under the Credit Agreement. The springing financial covenant requires compliance with a maximum first lien net leverage ratio of not greater than 4.75x (measuring the ratio of Consolidated First Lien Debt to Consolidated EBITDA, each as defined in the Credit Agreement) if, on the last day of any fiscal quarter, revolving exposure (excluding undrawn or cash collateralized letters of credit) exceeds 35% of the aggregate principal amount of all revolving commitments under the Cash Flow Revolver. In addition, the breach of any covenants or obligations in our credit facilities or notes indentures, not otherwise waived or amended, could result in a default under the applicable debt obligations (and potentially cross-defaults to certain other debt obligations) and could trigger acceleration of those obligations, which in turn could trigger other cross defaults under other existing or future agreements governing our long-term indebtedness. In addition, the secured lenders under the credit facilities and/or secured noteholders under our secured indenture could foreclose on their collateral, which includes substantially all our assets (including, among other things, inventory, receivables and related assets, and equipment, equity interests in subsidiaries and material real property, in each case subject to certain limitations and exceptions), and exercise other rights generally available to secured creditors. Any default under those credit facilities and/or secured indenture, could adversely affect our growth, our financial condition, our results of operations and our ability to make payments on our credit facilities, notes, and other financial obligations, and could force us to seek the protection of bankruptcy laws.

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

Sustainability issues as they may be applicable to certain jurisdictions, including those related to climate change, may subject us to additional costs and restrictions, including increased energy and raw material costs, which could have an adverse effect on our business, financial condition and results of operations, as well as damage our reputation.

Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere could present risks to our present and future operations from natural disasters and extreme weather conditions, such as flooding, hurricanes, earthquakes and wildfires. Such extreme weather conditions could pose physical risks to our facilities and disrupt the operation of our supply chain, increase operational costs and have a material adverse effect on our business and results of operations. In addition, if any of the equipment on which we depend were severely damaged or were destroyed by environmental hazards or otherwise, we may be unable to replace or repair it in a timely manner or at a reasonable cost, which would impact our ability to produce and ship our products, which would have a material adverse effect on our business, financial condition or results of operations. For instance, in the fourth quarter of 2022, the region of New South Wales, Australia where our Eastern Operations mining operations are located experienced historic flooding which resulted in, among other things, a delay in the commissioning of our Atlas mine as well as prevented feedstock mined at such site from being transported to our Australian pigment plants in a timely manner. Such flooding had an adverse effect on our business, financial condition and results of operations in 2022 and 2023. Moreover, the impacts of climate change on global water resources may result in water scarcity, which could impact our ability to access sufficient quantities of water in certain locations and result in increased costs. For instance, we use significant amounts of water in our South Africa operations. Certain regions of South Africa have experienced in the past, and are prone to, drought conditions resulting in water restrictions being imposed in such areas. A prolonged drought in a region of South Africa where our operations are located may lead to water use restrictions which could have a material adverse effect on our business, financial condition and results of operations.

The majority of our greenhouse gas emissions are generated from our TiO2 slag furnaces in South Africa, synthetic rutile kiln in Australia, and TiO2 pigment plants in the United States, United Kingdom, France, Brazil, Australia, and Saudi Arabia. Concerns about the relationship between greenhouse gases and global climate change, and an increased focus on carbon neutrality, may result in new or increased legal and regulatory requirements on both national and supranational levels, to monitor, regulate, control and tax emissions of carbon dioxide and other greenhouse gases. A number of governmental bodies have already introduced, or are contemplating, regulatory changes in response to climate change, including regulating greenhouse gas emissions. Any laws or regulations that are adopted to reduce emissions of greenhouse gases could, among other things, (i) cause an increase to our raw material costs, (ii) increase our costs to operate and maintain our facilities including potentially causing the operation or maintenance of certain sites to be uneconomical, and (iii) increase costs to administer and manage emissions programs.

In addition, companies across all industries are facing increasing scrutiny relating to their sustainability policies. Increased focus and activism related to sustainability may hinder the Company’s access to capital, as investors may reconsider their capital investment as a result of their assessment of the Company’s sustainability practices. In particular, customers, investors and other stakeholders are increasingly focusing on environmental issues, including climate change, water use, and other sustainability concerns. Moreover, increased regulatory requirements, including in relation to various aspects of sustainability including disclosure requirements, may result in increased compliance or input costs of energy, raw materials or compliance with emissions standards, which may cause disruptions in the manufacture of our products or an increase in operating costs. Any failure to achieve our sustainability goals or a perception of our failure to act responsibly with respect to the environment or to effectively respond to new, or changes in, legal or regulatory requirements concerning environmental or other sustainability matters, or increased operating or manufacturing costs due to increased regulation, could adversely affect our business, financial condition and results of operations, as well as our reputation.

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

The nature of our operations and status as a public company exposes us to possible litigation claims, including disputes with competitors, customers, shareholders (including purported class actions), equipment vendors, environmental groups and other non-governmental organizations, providers of shipping services as well as governmental agencies. Some of the lawsuits may seek fines or penalties and damages in large or indeterminable amounts, or seek to restrict our business activities. Because of the uncertain nature of any litigation and coverage decisions, we cannot predict the outcome of these matters or whether insurance claims may mitigate any damages to us. Litigation is very costly, and the costs associated with prosecuting and defending litigation matters could have a material adverse effect on our results of operations and financial condition. See Note 20 of notes to our consolidated financial statements, included elsewhere in this Form 10-K for further information regarding our commitments and contingencies.

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

Our ability to use net operating losses (“NOLs”) and Section 163(j) interest expense carryforwards generated by us could be substantially limited if we were to experience an “ownership change” as defined under Section 382 of the U.S. Internal Revenue Code of 1986, as amended ("the Code"). In general, an ownership change would occur if our “5-percent shareholders,” as defined under Section 382 of the Code and including certain groups of persons treated as “5-percent shareholders,” collectively increased their ownership in us by more than 50 percentage points over a rolling three-year period. Although we believe we have sufficient protection of our approximately $4.3 billion of NOLs and/or approximately $370 million of Section 163(j) interest expense carryforwards, there can be no assurance that an ownership change for U.S. federal and applicable state income tax purposes will not occur in the future. A corporation that experiences an ownership change will generally be subject to an annual limitation on the use of certain pre-ownership change losses and/or credits. Such a limitation could, for any given year, have the effect of increasing the amount of our U.S. federal and/or state income tax liability, which would negatively impact our financial condition and the amount of after-tax cash available for distribution to holders of our ordinary shares if declared by our board of directors.

We could be subject to changes in tax rates, adoption of new tax laws or additional tax liabilities.

We are subject to taxation in all of the jurisdictions in which we operate. Our future effective tax rate could be affected by, among other things, changes in statutory rates and other legislative changes, or changes in determinations regarding the jurisdictions in which we are subject to tax or changes in the valuation of our deferred tax assets and liabilities. From time to time, the U.S. federal, state and local and foreign governments make substantive changes to tax rules and their application, which could result in higher corporate taxes than would be incurred under existing tax law and could have an adverse effect on our results of operations or financial condition. From time to time, we are also subject to tax audits by various taxing authorities. For instance, we are currently under audit by the Australian Taxation Office for the calendar years 2017 - 2022. Although we believe our tax positions are appropriate, the final determination of any future tax audits could be materially different from our income tax provisions, accruals and reserves and any such unfavorable outcome from a future tax audit could have a material adverse effect on our results of operations or financial condition.

Failure to meet some or all of our key financial and non-financial targets could negatively impact the value of our business and adversely affect our stock price.

From time to time, we may announce certain key financial and non-financial targets that are expected to serve as benchmarks for our performance for a given time period, such as, projections for our future revenue growth, Adjusted EBITDA, Adjusted diluted earnings per share and free cash flow. Our failure to meet one or more of these key financial targets may negatively impact our results of operations, stock price, shareholder returns and the prices of our debt securities. The factors influencing our ability to meet these key financial targets include, but are not limited to, changes in the global economic environment relating to our TiO2 products and zircon, changes in our competitive landscape, including our relationships with new or existing customers, our ability to introduce new products, applications, or technologies, our inability to complete strategic projects on budget or on schedule, our undertaking an acquisition, joint venture, or other strategic arrangement, and other factors described within this Item 1A – Risk Factors, many of which are beyond our control.

RISKS RELATING TO INVESTING IN OUR ORDINARY SHARES

Concentrated ownership of our ordinary shares by Cristal may prevent minority shareholders from influencing significant corporate decisions and may result in conflicts of interest.

As of December 31, 2025, Cristal International Holdings B.V. (formerly known as Cristal Inorganic Chemical Netherlands Cooperatief W.A.), an affiliate of the National Titanium Dioxide Company Limited ("Cristal"), owned approximately 24% of our outstanding ordinary shares. As such, Cristal International may be able to influence fundamental corporate matters and transactions. This concentration of ownership, may delay, deter or prevent acts that would be favored by our other shareholders. The interests of Cristal International may not always coincide with our interests or the interests of our other shareholders. Also, Cristal International may seek to cause us to take courses of action that, in their judgment, could enhance their investment in us, but which might involve risks to our other shareholders or adversely affect us or our other shareholders.

In addition, under the shareholders agreement (the “Cristal Shareholders Agreement”) we entered into at the closing of the Cristal transaction with Cristal, as long as Cristal International and the three shareholders of Cristal (collectively, the “Cristal Shareholders”) collectively beneficially own at least 24,900,000 or more of our ordinary shares, they have the right to designate for nomination two directors of our board of directors (the “Board”). As long as the Cristal Shareholders collectively beneficially own at least 12,450,000 ordinary shares but less than 24,900,000 ordinary shares, they have the right to designate for nomination one director of the Board. The Cristal Shareholders Agreement also provides that as long as the Cristal Shareholders collectively beneficially own at least 12,450,000 ordinary shares they have certain preemptive rights. Also, pursuant to the Cristal Shareholders Agreement, Cristal has certain registration rights requiring the Company to register with the SEC shares that are owned and may be resold by Cristal.

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

The Companies Act generally provides that a board of directors of a public limited company may only allot shares (or grant rights to subscribe for or convertible into shares) with the prior authorization of shareholders, such authorization stating the maximum amount of shares that may be allotted under such authorization and specifying the date on which such authorization will expire, being not more than five years, each as specified in the articles of association or relevant shareholder resolution. We obtained previous shareholder authority to allot additional shares for a period from May 7, 2025 through the end of the Company's 2026 annual general meeting of shareholder, or if earlier, the close of business on the date that is fifteen (15) months after May 7, 2025.

The Companies Act generally provides that existing shareholders of a company have statutory pre-emption rights when new shares in such company are allotted and issued for cash. However, it is possible for such statutory pre-emption right to be disapplied by either shareholders passing a special resolution at a general meeting, being a resolution passed by at least 75% of the votes cast, or by inclusion of relevant provisions in the articles of association of the company. Such a disapplication of statutory pre-emption rights may not be for more than five years. We obtained previous shareholder authority to disapply statutory pre-emption rights for a period from May 7, 2025 through the end of the Company's 2026 annual general meeting of shareholder, or if earlier, the close of business on the date that is fifteen (15) months of May 7, 2025.

The Companies Act generally prohibits a public limited company from repurchasing its own shares without the prior approval of its shareholders by ordinary resolution, being a resolution passed by a simple majority of votes cast, and subject to compliance with other statutory formalities. Such authorization may not be for more than five years from the date on which such ordinary resolution is passed. We obtained previous shareholder authority to repurchase shares for a period from May 7, 2025 through the end of the Company's 2026 annual general meeting of shareholder, of if earlier, the close of business on the date that is fifteen (15) months after May 7, 2025.

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

Governance

Our entire Board of Directors provides oversight of the Company’s cybersecurity policies, processes and capabilities as part of their overall oversight of risk management. Once a year, our Vice President, Global Digital Operations and Security reports to the Audit Committee providing a detailed update on the threat landscape, emerging trends and the Company’s mitigation efforts. As needed on a periodic basis, our Vice President, Global Digital Operations and Security updates the Audit Committee on specific cybersecurity events and newly emerging risks and the actions taken by the Company in response to those events and risks. The Audit Committee updates the full board on these matters as necessary. The full Board reviews and assesses cybersecurity risks in connection with its annual Enterprise Risk Management review.
In 2020, Tronox established an IT Security Council to help set corporate risk tolerance and related policy. The council meets quarterly, is chaired by the General Counsel and managed by our Vice President, Global Digital Operations and Security with senior level representation from key functions and business units. On an annual basis, the Tronox Cybersecurity team reviews and updates the core governance documents, including the Acceptable Use Policy, the Information Security Policy, and the Incident Response Plan. These are then subject to review and approval by the Tronox Security Council with a summary provided to the Audit Committee as a component of the annual cybersecurity Enterprise Risk Management.
Day to day cybersecurity risk oversight governance is the responsibility of our Vice President, Global Digital Operations and Security who has been with Tronox since 2021 and reports to our Senior Vice President, Integrated Supply Chain and Digital Transformation. Tronox’s Vice President, Global Digital Operations and Security has over 30 years of IT experience, across technology engineering, operations and security. Previous roles include leadership roles ranging from Interim Chief Information Officer, Vice President of Engineering, Operations and Security Operations and Vice President of Operations. He oversees a dedicated security team distributed globally with more than seven members and a dedicated security operations center.
Item 2.    Properties
SUMMARY DISCLOSURE
Below are our primary offices and facilities at December 31, 2025. We believe our properties are in good operating condition, and are well maintained. Pursuant to separate financing agreements, substantially all our material U.S., European and Australian properties are pledged or encumbered to support or otherwise provide security for our indebtedness.
Our primary office locations consisted of the following:

Location	Owned/Leased	Offices
Stamford, Connecticut	Leased	263 Tresser Boulevard, Suite 1100
Stallingborough, United Kingdom	Owned	Laporte Road
Oklahoma City, Oklahoma	Owned	3301 NW 150 Street

Overview of Our Vertical Integration

Tronox is the world's leading vertically integrated manufacturer of TiO2 pigment. We produce the majority of our internal TiO2 pigment feedstock requirements internally at our mine and mineral processing facilities. Our supply chain consists of mining operations in South Africa and Australia, separation and upgrading facilities located near our mines where we separate and process raw ore and then “upgrade” the titanium content of the raw ore to produce specialized chloride TiO2 feedstock materials (titanium slag and synthetic rutile) and seven TiO2 pigment production facilities located on six continents. The internal TiO2 feedstocks we produce include titanium slag, synthetic rutile, natural rutile, leucoxene, chloride ilmenite and sulfate ilmenite.

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

In 2025, we produced concentrates of ilmenite, rutile, leucoxene, and zircon from five operations:

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

Botlek
the Netherlands
Stallingborough
UK
R&D
165 kMT
Thann
France
R&D
32 kMT
Stamford
USA
Hamilton
USA
225 kMT
Oklahoma City
USA
R&D
Yanbu
Saudi Arabia
200 kMT
Hyderabad
India
Seoul
Korea
Shanghai
China
Singapore
Singapore City
Jeddah
Saudi Arabia
Salvador, Bahia
Brazil
60 kMT
São Paulo
Brazil
Centurion
South Africa
Namakwa
South Africa
KZN Sands
South Africa
Port Durnford
South Africa
Dongara
Australia
Chandala
Australia
Cooljarloo
Australia
Kwinana
Australia
150 kMT
Wonnerup/Northshore
Australia
Australind/Kemerton
Australia
110 kMT
Karra/Cylinder
Australia
Broken Hill
Australia
Atlas/Campaspe
Australia
Tronox Corporate
Chloride Pigment
Sulfate Pigment
Mineral Sands
Operational Offices

Figure 1 Showing global site and offices including locations with resources and reserves. In January 2026, the Company announced its intent to permanently close its 46,000 metric ton per year TiO2 plant in Fuzhou, China.

Pigment Operations

Our pigment production facilities utilize the titanium mineral feedstock from our mining and processing operations to produce TiO2 pigment products. The following table lists our TiO2 pigment production facilities and capacity (in metric tonnes per year), by location:

Facility	Production	TiO2 Capacity	Process
Hamilton, Mississippi, USA	TiO2	225,000	Chloride
Yanbu, Saudi Arabia	TiO2	200,000	Chloride
Stallingborough, England, United Kingdom	TiO2	165,000	Chloride
Kwinana, Western Australia	TiO2	150,000	Chloride
Kemerton, Western Australia	TiO2	110,000	Chloride
Salvador, Bahia, Brazil	TiO2	60,000	Sulfate
Thann, Alsace, France	TiO2	32,000	Sulfate

Aggregate Annual Production

TRONOX MINERAL SAND - AGGREGATE MINERAL PRODUCTION FOR THE PAST THREE YEARS
(metric tonnes per year)

Product	2025	2024	2023
Rutile(1)
Australia
Cooljarloo	15,333	11,707	15,453
Atlas-Campaspe	90,163	83,111	61,576
South Africa
Namakwa Sands	23,997	26,772	27,929
KZN Sands	23,981	22,686	18,427
All Other Properties	8,395	27,719	29,154
Total	161,869	171,995	152,539
Ilmenite(2)
Australia
Cooljarloo	157,311	110,745	126,675
Atlas-Campaspe	268,337	262,884	172,079
South Africa
Namakwa Sands	485,728	521,186	532,538
KZN Sands	471,348	420,048	318,771
All Other Properties	55,563	100,994	94,649
Total	1,438,287	1,415,857	1,244,712
Zircon(3)
Australia
Cooljarloo	21,295	19,300	18,995
Atlas-Campaspe	48,405	39,760	25,763
South Africa
Namakwa Sands	85,308	83,335	89,803
KZN Sands	41,254	37,943	30,974
All Other Properties	9,653	16,816	14,376
Total	205,915	197,154	179,911
HMC(4)
Australia
Cooljarloo	269,030	212,761	231,969
Atlas-Campaspe	456,918	430,019	398,607
South Africa
Namakwa Sands	2,534,694	2,322,429	2,350,156
KZN Sands	717,752	601,690	509,778
All Other Properties	115,464	198,612	202,249
Total	4,093,858	3,765,511	3,692,759
________________
(1)    includes natural rutile + leucoxene
(2)    includes multiple grades of TiO2 grades of ilmenite
(3)     includes multiple grades of zircon
(4)     HMC = Heavy Mineral Concentrate

Mineral Properties

Mining and Mineral Tenure

S-K Subpart 1300 requires us to describe our rights to access and mine the minerals we report as reserves and to disclose any change in mineral tenure of material significance. Our heavy mineral exploration and mining activities in South Africa and Australia are regulated by the South African Department of Mineral Resources, the Western Australia Department of Mines, Petroleum and Exploration, and the New South Wales Department of Primary Industries and Regional Development - Resources. All exploration and mining activities are subject to multiple levels of environmental regulatory review, including approvals of environmental plans and public comment periods as pre-conditions to granting of mineral tenure.

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

Mineral Tenure - Australia

Our Australian mineral properties are divided into the Northern and Southern Operations on the Swan Coastal Plain of Western Australia and the Eastern Operations in the Murray Basin of New South Wales and Victoria. Mining tenements in Australia are managed at the State or Territorial level. In Western Australia, Mining Leases, Exploration Licenses and Retention Licenses are granted and administered by the Western Australian Department of Mines, Petroleum and Exploration, and in New South Wales by the NSW Department of Primary Industries and Regional Development - Resources, under the authority of the Western Australian Mining Act 1978 and the New South Wales Mining Act 1992, respectively. Principal environmental authorities are the Western Australian Department of Water and Environmental Regulation and the NSW Environment Protection Authority.

At the Northern Operations in Western Australia, Tronox controls mining leases, exploration and other licenses and rights covering a total 45,322 hectares (111,993 acres). Mining and Public Environmental Review plans are approved for the Cooljarloo mine and approval to extend the environmental plans for Dongara were recently approved. Environmental Protection Agency approval of Cooljarloo West has also been approved. The main Cooljarloo Mining Lease covers 9,744 hectares (24,078 acres). We hold 11 mining leases at the Dongara project and one exploration license. Three older mining leases are held at our Jurien property, the site of a former heavy minerals open pit mine operated by another party in the 1970’s.

Tronox holds mining and exploration licenses totaling 512,410 hectares (1,306,693 acres) in the South Perth Basin and Murray Basin heavy mineral provinces of Australia.

The Southern Operations in the southwest of Western Australia comprises 29 mining leases, 1 exploration license, 2 retention licenses, 2 general purpose leases, and 2 miscellaneous licenses totaling 8,485 hectares.

Tronox holds 6 mining leases, 15 exploration licenses, and 2 retention licenses in our Eastern Operations in the Murray Basin of New South Wales and Victoria. The tenements cover approximately 435,900 hectares (4,359 sq km). Four mining leases west of Pooncarie, NSW cover approximately 6,800 hectares (16,803 acres) surrounding our rehabilitation sites at Snapper, Ginkgo and Crayfish. Two mining leases of 6,159 hectares are located at the Atlas Campaspe mining project in NSW.

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

Reporting of Reserves and Resources

The following tables summarize our reserves and resources as well as their contained in situ total heavy minerals (THM) and heavy mineral (HM) assemblages as of December 31, 2025 based on long-term price assumptions. The sole purpose of the operational and related financial data presented is to demonstrate the economic feasibility of the mineral reserves for the purpose of reporting in accordance with subpart 1300 of Regulation S-K, and should not be used for other purposes. The information presented originates from comprehensive techno-economic modelling, which is subject to change as assumptions and inputs are updated, and as a result does not guarantee future operational or financial performance. Consistent with industry standards, Tronox values its mineral reserves based on the prices at which its titanium and zircon mineral products would sell on freely traded markets, as forecasted by third-party industry consultancies.

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

The overall 2.5% decrease in resources at all operating sites in 2025 as compared to 2024 is primarily attributed to the reclassification of material into reserves at Cooljarloo and KZN.

The overall 0.8% decrease in reserves at all operating sites in 2025 as compared to 2024 is primarily attributed to mining depletion, which has been mostly offset by increases in reserves at Cooljarloo and KZN.

TRONOX MINERAL SANDS - 2025-2024 RESOURCES(1)

		2025						2024
MINE / DEPOSIT	Resource Category	Material (million tonnes)	HM%	Mineral Assemblage (% of THM)			Change (+/-) from 2024 (%)1	Material (million tonnes)	HM%	Mineral Assemblage (% of THM)
				Ilmenite	Rutile and Leucoxene	Zircon				Ilmenite	Rutile and Leucoxene	Zircon
Namakwa Sands Dry Mine - Western Cape RSA(2)
	Measured	124	6.8%	20.9	7.7	6.2		122	6.8%	33.5	6.3	7.6
	Indicated	84	6.5%	28.3	5.6	6.9		84	6.5%	28.3	5.6	6.9
	Measured + Indicated	208	6.7%	23.8	6.9	6.4		206	6.6%	31.4	6.0	7.3
	Inferred	109	5.5%	35.2	8.2	6.6		110	5.5%	35.1	8.1	6.6
	Total	317	6.3%	27.8	7.3	6.5	0.5	316	6.3%	32.7	6.7	7.0
KZN Sands Hydraulic Mine - KwaZulu-Natal RSA(3)
	Measured	34	4.0%	63.3	8.2	7.8		43	4.1%	63.5	8.9	7.8
	Indicated	5	4.1%	65.2	9.1	7.8		—	—%	—	—	—
	Measured + Indicated	39	4.0%	63.6	8.3	7.8		43	4.1%	63.5	8.9	7.8
	Inferred	59	3.5%	55.2	7.0	7.2		58	3.5%	55.3	6.9	7.2
	Total	98	3.7%	58.6	7.5	7.4	(3.2)	101	3.8%	58.8	7.8	7.5
Cooljarloo – Dredge Mine - Western Australia(4)
	Measured	—	—%	—	—	—		4	2.2%	59.4	8.3	10.3
	Indicated	214	1.6%	62.3	7.0	10.9		263	1.5%	61.6	6.8	10.6
	Measured + Indicated	214	1.6%	62.3	7.0	10.9		267	1.6%	61.6	6.8	10.6
	Inferred	—	—%	—	—	—		—	—%	—	—	—
	Total	214	1.6%	62.3	7.0	10.9	(19.8)	267	1.6%	61.6	6.8	10.6
Dongara Planned Dry Mine - Western Australia(5)
	Measured	109	4.1%	50.2	9.0	10.8		109	4.1%	50.2	9.0	10.8
	Indicated	31	3.5%	53.7	9.1	12.4		31	3.5%	53.7	9.1	12.4
	Measured + Indicated	140	3.9%	52.0	9.1	11.6		140	3.9%	52.0	9.1	11.6
	Inferred	46	3.7%	56.1	8.9	9.2		46	3.7%	56.1	8.9	9.2
	Total	186	3.9%	52.1	9.0	10.7	0.0	186	3.9%	52.1	9.0	10.7
Atlas-Campaspe Dry Mine - New South Wales Australia(6)
	Measured	27	2.5%	58.8	10.9	11.7		27	2.5%	58.8	10.9	11.7
	Indicated	—	—%	—	—	—		—	—%	—	—	—

Measured + Indicated	27	2.5%	58.8	10.9	11.7		27	2.5%	58.8	10.9	11.7
Inferred	85	4.5%	57.1	12.7	12.4		83	4.4%	60.1	5.8	13.1
Total	112	4.0%	57.4	12.4	12.3	1.3	110	3.9%	59.9	6.6	12.9
Port Durnford - KwaZulu-Natal RSA(7)
Measured	143	4.5%	67.6	6.0	9.3		143	4.5%	67.6	6.0	9.3
Indicated	340	4.1%	67.4	6.1	9.3		340	4.1%	67.4	6.1	9.3
Measured + Indicated	483	4.2%	67.4	6.1	9.3		483	4.2%	67.4	6.1	9.3
Inferred	466	3.5%	71.8	6.3	10.0		466	3.5%	71.8	6.3	10.0
Total	949	3.9%	69.4	6.2	9.6	0.0	949	3.9%	69.4	6.2	9.6
Kara/Cylinder - New South Wales Australia(9)
Measured	—	—%	—	—	—		—	—%	—	—	—
Indicated	165	4.4%	49.4	12.9	12.0		165	4.4%	49.4	12.9	12.0
Measured + Indicated	165	4.4%	49.4	12.9	12.0		165	4.4%	49.4	12.9	12.0
Inferred	26	2.8%	51.1	19.6	14.3		26	2.8%	51.1	19.6	14.3
Total	191	4.1%	49.5	13.5	12.2	0.0	191	4.1%	49.5	13.5	12.2
Total Resources
Measured	437	4.9%	44.9	7.6	8.3		448	4.8%	50.4	7.1	8.9
Indicated	839	3.7%	55.4	7.8	9.8		883	3.6%	55.4	7.8	9.8
Measured + Indicated	1,276	4.1%	51.1	7.7	9.2		1,331	4.0%	53.4	7.5	9.4
Inferred	791	3.9%	60.4	8.0	9.5		789	3.9%	60.6	7.1	9.5
Total	2,067	4.0%	54.5	7.8	9.3	(2.5)	2,120	4.0%	56.0	7.4	9.5

(See footnotes below the following table.)

TRONOX MINERAL SANDS - 2025-2024 RESERVES

		2025						2024
MINE / DEPOSIT	Reserve Category	Material (million tonnes)	HM%	Mineral Assemblage (% of THM)				Material (million tonnes)	HM%	Mineral Assemblage (% of THM)
				Ilmenite	Rutile and Leucoxene	Zircon	Change (+/-) from 2024 (%)[1]			Ilmenite	Rutile and Leucoxene	Zircon
Namakwa Sands Dry Mine - Western Cape RSA(2)
	Proven	83	7.2%	38.9	7.4	8.0		96	7.3%	37.8	9.0	9.3
	Probable	546	5.6%	54.7	10.7	11.5		550	5.7%	51.5	10.7	10.9
	Total Reserves	629	5.8%	52.2	10.1	10.9	(2.8)	646	5.9%	49.0	10.4	10.6
KZN Sands Hydraulic Mine KwaZulu-Natal RSA(3)
	Proven	174	5.5%	61.4	7.8	7.4		175	5.6%	61.4	7.7	7.5
	Probable	21	4.1%	55.7	5.9	7.2		15	3.9%	54.8	5.6	7.3
	Total Reserves	195	5.4%	60.9	7.6	7.4	2.6	190	5.5%	61.0	7.6	7.5
Cooljarloo – Dredge Mine - Western Australia(4)
	Proven	141	1.7%	61.9	7.9	11.3		157	1.7%	61.9	7.8	11.0
	Probable	160	1.9%	60.0	8.3	12.1		134	2.0%	60.4	8.3	12.2
	Total Reserves	301	1.8%	60.8	8.1	11.7	3.1	291	1.8%	60.2	7.9	11.4
Atlas-Campaspe Dry Mine - New South Wales Australia(6)
	Proven	102	5.6%	60.5	11.1	13.0		105	5.8%	60.5	11.3	12.8
	Probable	—	—%	—	—	—		—	—%	—	—	—
	Total Reserves	102	5.6%	60.5	11.1	13.0	(2.8)	105	5.8%	60.5	11.3	12.8
Wonnerup Dry Mine - Western Australia(8)
	Proven	4	5.6%	73.8	16.2	8.7		7	5.4%	75.6	14.3	8.7
	Probable	2	5.0%	62.5	24.3	11.0		2	5.0%	62.5	24.3	11.0
	Total Reserves	6	5.4%	70.5	18.6	9.4	(31.7)	9	5.3%	72.9	16.4	9.2
Total Reserves
	Proven	504	4.7%	55.8	8.6	9.3		540	4.8%	55.1	9.0	9.6
	Probable	729	4.8%	55.3	10.4	11.4		701	4.9%	52.3	10.4	10.9
	Total Reserves	1,233	4.8%	55.5	9.6	10.6	(0.8)	1,241	4.9%	53.5	9.8	10.3

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
4.For Cooljarloo, price assumptions used for resource and reserve estimations are $1,906 per metric ton of Zircon, $320 per metric ton of Chloride Ilmenite, $1,180 per metric ton of Rutile and $1,220 per metric ton of Leucoxene. The cutoff grade used for the resource estimate is based on a nominal bottom cut of 1.0% HM. Reserves are defined by a complex optimization process which is explained in detail in the Cooljarloo TRS. Saleable product yield (recovery) used for our reserve estimates were 83% per metric ton of Zircon, 85% per metric ton of Chloride Ilmenite, 88% per metric ton of Rutile and 79% per metric ton of Leucoxene.
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

Abbreviations, Definitions, and Notations

Reserves —mineralized material inclusive of dilution, determined to be economically and legally exploitable as of December 31, 2025, classified as either Probable Reserves or Proven Reserves, based on level of confidence.

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

INDIVIDUAL PROPERTY DISCLOSURE

Tronox Northern Operations (Cooljarloo)

Tronox Management Pty Ltd is a subsidiary of Tronox Holdings plc and is the operator of Tronox Northern Operations which includes:
•Cooljarloo Mine, 170 km north of Perth, where heavy mineral concentrates are produced from dredge mining operations. The net book value of Cooljarloo, inclusive of mining and beneficiary equipment located in Western Australia as well as relevant mining tenements, as of December 31, 2025 was $380 million;

•Cooljarloo West and Osprey deposits, which conjoin the Cooljarloo Mine operations;

•Chandala Processing Plant, 60 km north of Perth, where the heavy mineral concentrates (HMC) are separated into saleable mineral products and also where ilmenite is further upgraded to synthetic rutile;

•The laboratory and mineral testing facility is also located at the Chandala site.

Mining tenements in Australia are managed at the State or Territorial level. In Western Australia, Mining Leases, Exploration Licenses and Retention Licenses are granted and administered by the Western Australian Department of Mines, Petroleum and Exploration.

Tronox operates under four (4) mining leases which are 100% held by Tronox Management Pty Ltd., a wholly owned subsidiary of Tronox Holdings plc as shown in the table below.

Mining Tenement Schedule

Region	Tenement	Tenement Type	Area (Ha)	Grant Date	Expiry/ Renewal Date	Commitment US$/a	Rent US$/a	Status of Rights
Cooljarloo	M70/1398 (Previously MSA 268)	Mining Lease	9,744	2-Mar-20	1-Mar-41	650,186	190,524	Active Mining Lease
Cooljarloo (West)	M70/1314	Mining Lease	3,782	18-Mar-15	17-Mar-36	252,335	73,934	EPA approval granted, EPBC pending
Cooljarloo (West)	M70/1333	Mining Lease	420	4-Apr-16	3-Apr-37	28,089	8,230	EPA approval granted, EPBC pending
Osprey	M70/1413	Mining Lease	1,319	5-Jul-22	4-Jul-43	88,070	25,805	Awaiting environmental approvals

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

Summary of Resources and Reserves

Cooljarloo Summary of Mineral Resources as of December 31, 2025

				Mineral Assemblage (% of THM)
Mine / Deposit	Resource Category	Material (million tonnes)	HM%	Ilmenite	Rutile + Leucoxene	Zircon	Change from 2024 (%)
Cooljarloo	Measured	—	—	—	—	—
	Indicated	134	1.7	63.0	6.3	10.5
	Measured + Indicated	134	1.7	63.0	6.3	10.5
	Inferred	—	—	—	—	—
	Total	134	1.7	63.0	6.3	10.5
Cooljarloo West	Measured	—	—	—	—	—
	Indicated	80	1.3	60.7	8.5	11.6
	Measured + Indicated	80	1.3	60.7	8.5	11.6
	Inferred	—	—	—	—	—
	Total	80	1.3	60.7	8.5	11.6
	Total Mineral Resources	214	1.6	62.3	7.0	10.9	(19.8)

(1) Mineral resources are exclusive of mineral reserves.
(2) Price assumptions used for resource and reserve estimations are $1,906 per metric ton of zircon, $320 per metric ton of Chloride Ilmenite, $1,180 per metric ton of Rutile and $1,220 per metric ton of Leucoxene. Mineral prices used in Reserve estimation are substantially in line with the prices for each of our products published quarterly by independent consulting companies.

For a comparison of the reported resources as of December 31, 2025 with the resources as of December 31, 2024, see table on page 35. The decrease in resources in 2025 as compared to 2024 is primarily attributable to mining depletion.

Cooljarloo Summary of Mineral Reserves as of December 31, 2025

				Mineral Assemblage (% of THM)
Mine / Deposit	Reserve Category	Material (million tonnes)	HM%	Ilmenite	Rutile + Leucoxene	Zircon	Change from 2024 (%)
Cooljarloo	Proven	141	1.7	61.9	7.9	11.3
	Probable	30	1.6	57.6	8.5	10.9
	Total	171	1.7	61.2	8.1	11.2
Cooljarloo West	Proven	—	—	—	—	—
	Probable	130	2.0	60.5	8.3	12.3
	Total	130	2.0	60.5	8.3	12.3
	Total Mineral Reserves	301	1.8	60.8	8.1	11.7	3.1

(1) Price assumptions used for resource and reserve estimations are $1,906 per metric ton of zircon, $320 per metric ton of Chloride Ilmenite, $1,180 per metric ton of Rutile and $1,220 per metric ton of Leucoxene. Mineral prices used in Reserve estimation are substantially in line with the prices for each of our products published quarterly by independent consulting companies.

(2) Conversion of in ground grade to saleable product yield (recovery), considering all the losses during mining and processing, is typically 85% for ilmenite, 88% for rutile, 79% for Leucoxene and 83% for zircon.

For a comparison of the reported reserves as of December 31, 2025 with the reserves as of December 31, 2024, see table on page 36. The increase in reserves in 2025 compared to 2024 is primarily attributable to the inclusion of Osprey and 33,000S satellite pits into reserves. This has offset depletion due to mining.

Condition of Property
The Cooljarloo project was established in 1988. Being situated on an historical coastline, the ore body is made up of conventional mineral sands strandlines and eminently suited to dredge mining and gravity concentration.

Since commencement, the operation has been running continuously and has thus far consumed 671 Mt of ore at approximately 2.77% HM grade. The current reserves are 304 Mt tons at 1.8% HM grade, which gives a further 15 years of life. The current resources, which are exclusive of reserves, are 239 Mt at 1.6% HM.

Extensive and systematic exploration drilling activities are conducted at Cooljarloo and adjacent deposits on an annual basis to upgrade resources and reserves. Final reserve delineation drilling is completed to a 50m x 40m or 50m x 20m spacing depending on the geological complexities of the orebody. Final drilling is completed three or more years in advance of the mining face to allow timely and accurate mine planning to be completed. Over the past 15 years there has been an average of 52,000 meters of drilling completely annually at Cooljarloo. Drilling will continue in 2026.

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

Over the past 37 years of operation the metallurgical circuitry of the wet plant has remained relatively unchanged save for expanding the throughput to approximately 2850 tph. This allowed the processing of lower grade ore which has been shown to have a better revenue to cost ratio compared to the original project assumptions. At the time of the capacity increase, spirals that were at the end of their useful life were replaced with more modern units, of higher efficiency, to cope with both additional throughputs, the lower average feed grade, higher clay fines in the ore and maintain an acceptable mineral recovery.

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

Mining tenements in Australia are managed at the State or Territorial level. In New South Wales, Mining Leases, Exploration Licenses and Assessment Leases are granted and administered by the New South Wales Department of Primary Industries and Regional Development - Resources.

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

The net book value of Atlas-Campaspe, inclusive of mining and beneficiary equipment located in New South Wales as well as relevant mining tenements, as of December 31, 2025 was $290 million.

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

Campaspe Project Status and Site Development Works

At the conclusion of mining at Atlas production is expected to transition to Campaspe. Detailed mine planning and final approvals are underway. The development of the Campaspe site and required plant to operate includes:
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

The Atlas-Campaspe Project replaced production from the completed Snapper, Ginkgo and Crayfish deposits. Atlas commenced full production in early 2023.

Summary of Resources and Reserves

Atlas-Campaspe Summary of Mineral Resources as of December 31, 2025

				Mineral Assemblage (% of THM)
Mine / Deposit	Resource Category	Material (million tonnes)	HM%	Ilmenite	Rutile + Leucoxene	Zircon	Change from 2024 (%)
Atlas	Measured	9	2.4	57.9	14.1	8.3
	Indicated	—	—	—	—	—
	Measured + Indicated	9	2.4	57.9	14.1	8.3
	Inferred	—	—	—	—	—
	Total	9	2.4	57.9	14.1	8.3
Campaspe	Measured	18	2.6	59.3	9.4	13.3
	Indicated	—	—	—	—	—
	Measured + Indicated	18	2.6	59.3	9.4	13.3
	Inferred	85	4.5	57.1	12.7	12.4
	Total	103	4.2	57.3	12.7	12.5
	Total Mineral Resources	112	4.0	57.4	12.4	12.3	1.3

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

For a comparison of the reported resources as of December 31, 2025 with the resources as of December 31, 2024, see table on page 35.

Atlas-Campaspe Summary of Mineral Reserves as of December 31, 2025

				Mineral Assemblage (% of THM)
Mine / Deposit	Reserve Category	Material (million tonnes)	HM%	Ilmenite	Rutile + Leucoxene	Zircon	Change from 2024 (%)
Atlas	Proven	4	14.4	58.3	19.0	11.1
	Probable	—	—	—	—	—
Campaspe	Proven	98	5.3	60.7	10.3	13.2
	Probable	—	—	—	—	—
	Total Mineral Reserves	102	5.6	60.5	11.1	13.0	(2.8)

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

For a comparison of the reported reserves as of December 31, 2025 with the reserves as of December 31, 2024, see table on page 36. The decrease in reserves in 2025 as compared to 2024 is primarily attributable to mining depletion.

Condition of Property
Construction at Atlas commenced in 2022 and ramped up to full production in the first quarter of 2023. The Atlas deposit is mined using a dry mining method for both the overburden stripping and ore extraction.

We believe the equipment and infrastructure (including the DMU, WCP and all associated infrastructure) at Atlas is in good condition.

Dry mining at Campaspe is expected to replace production from Atlas when Atlas finishes during 2028. Detailed design work and additional approvals are presently being undertaken.

Extensive and systematic exploration drilling activities have been conducted at Atlas and Campaspe on an annual basis to upgrade resources and reserves. Final reserve delineation drilling is completed to 100m x 20m spacing. Final drilling is completed three or more years in advance of the mining face to allow timely and accurate mine planning to be completed. As such, all drilling has been completed at Atlas. Final infill drilling has also been completed for the first five (5) years of mining at Campaspe. Over the past 13 years there has been an average of 50,000 meters of drilling completed annually at Tronox’s Eastern Operations. Drilling will continue at Campaspe and surrounding areas in 2026.

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

The net book value of the Namakwa Sands mine, inclusive of mining and beneficiary equipment located in the Western Cape of South Africa as well as relevant mining tenements, as of December 31, 2025 was $552 million. The Namakwa Sands Mine is located at coordinates 31°16’S and 17°54’E.

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

Summary of Resources and Reserves

Namakwa Sands Summary of Mineral Resources as of December 31, 2025

			Mineral Assemblage (% of THM)
Resource Category	Material (million tonnes)	HM%	Ilmenite	Rutile + Leucoxene	Zircon	Change from 2024 (%)
Measured	124	6.8	20.9	7.7	6.2
Indicated	84	6.5	28.3	5.6	6.9
Measured + Indicated	208	6.7	23.8	6.9	6.4
Inferred	109	5.5	35.2	8.2	6.6
Total Mineral Resources	317	6.3	27.8	7.3	6.5	0.5

(1) Cutoff grade applied is 0.3% zircon
(2) Mineral Resources are exclusive of mineral reserves. Price assumptions used for resource and reserve estimations are $1,499 per metric ton of zircon, $194 per metric ton of Ilmenite and $925 per metric ton of Rutile.

For a comparison of the reported resources as of December 31, 2025 with the resources as of December 31, 2024, see table on page 35. The increase in resources in 2025 as compared to 2024 is primarily attributable to updated information.

Namakwa Sands Summary of Mineral Reserves as of December 31, 2025

			Mineral Assemblage (% of THM)
Reserve Category	Material (million tonnes)	HM%	Ilmenite	Rutile + Leucoxene	Zircon	Change from 2024 (%)
Proven	83	7.2	38.9	7.4	8.0
Probable	546	5.6	54.7	10.7	11.5
Total Mineral Reserves	629	5.8	52.2	10.1	10.9	(2.8)

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

For a comparison of the reported reserves as of December 31, 2025 with the reserves as of December 31, 2024, see table on page 36. The decrease in reserves in 2025 as compared to 2024 is primarily attributable to mining depletion.

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

The mining and mineral processing flowsheet and equipment of the Northern Operations have remained basically the same since the last throughput upgrade in 2008. The equipment and infrastructure at both mines are in sound working order, having been upgraded such that the total throughput of the mining operations now averages around 23 Mt per annum. A major mine development project, is to be operational in 2026 is currently in the execution stage to extract and beneficiate the deeper lying ore in the East Mine beneath the shallow sands that are nearing its end of life.

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

The net book value of the Fairbreeze mine, inclusive of mining and beneficiary equipment located in the Kwa-Zulu Natal province of South Africa as well as relevant mining tenements, as of December 31, 2025 was $459 million. The Fairbreeze Mine is located at coordinates 29°00’S and 31°42’E.

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

Summary of Resources and Reserves

Fairbreeze Summary of Mineral Resources as of December 31, 2025

			Mineral Assemblage (% of THM)
Resource Category	Material (million tonnes)	HM%	Ilmenite	Rutile + Leucoxene	Zircon	Change from 2024 (%)
Measured	34	4.0	63.3	8.2	7.8
Indicated	5	4.1	65.2	9.1	7.8
Measured + Indicated	39	4.0	63.6	8.3	7.8
Inferred	59	3.5	55.2	7.0	7.2
Total Mineral Resources	98	3.7	58.6	7.5	7.4	(3.2)

(1) Cutoff grade applied is 1.5% ilmenite.

(2) Mineral Resources are exclusive of mineral reserves. Price assumptions used for resource and reserve estimations are $1,554 per metric ton of zircon, $205 per metric ton of Ilmenite and $1,183 per metric ton of Rutile.

For a comparison of the reported resources as of December 31, 2025 with the resources as of December 31, 2024, see table on page 35. The decrease in resources in 2025 as compared to 2024 is primarily attributable to updated information.

Fairbreeze Summary of Mineral Reserves as of December 31, 2025

			Mineral Assemblage (% of THM)
Reserve Category	Material (million tonnes)	HM%	Ilmenite	Rutile + Leucoxene	Zircon	Change from 2024 (%)
Proven	174	5.5	61.4	7.8	7.4
Probable	21	4.1	55.7	5.9	7.2
Total Mineral Reserves	195	5.4	60.9	7.6	7.4	2.6

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

For a comparison of the reported reserves as of December 31, 2025 with the reserves as of December 31, 2024, see table on page 36. The increase in reserves in 2025 as compared to 2024 is primarily attributable to updated information.

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
Holders of Record
As of January 30, 2026, there were approximately 57 holders of record of ordinary shares. This does not include the shareholders that held shares of our ordinary shares in a nominee or “street-name” accounts through banks or broker-dealers. See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Issuer Purchases of Equity Securities

2025	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Approximate Dollar Value that May Yet be Purchased Under the Plan(1)
October 1 - October 31	—	$—	—	$300,000,000
November 1 - November 30	—	—	—	300,000,000
December 1 - December 31	—	—	—	300,000,000
Total	—	$—	—	$300,000,000
(1)    On February 21, 2024, in connection with the expiration in February 2024 of the Company's previous share repurchase program, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's stock through February 21, 2027. During the year ended December 31, 2025, we made no repurchases of the Company's stock.
Stock Performance Graph
The following graph presents the five-year cumulative total stockholder returns for our ordinary shares compared with the Standard & Poor’s (“S&P”) 500, the S&P MidCap 400 Chemicals and the S&P 400 Materials indices.

Total Stockholder Returns
$250.00
$200.00
$150.00
$100.00
$50.00
$—
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
S&P 500
S&P Midcap 400 Chemicals
S&P 400 Materials
Tronox

The graph assumes that the values of our ordinary shares, the S&P 500, the S&P MidCap 400 Chemicals index, and the S&P 400 Materials index were each $100 on December 31, 2020, and that all dividends were reinvested.

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

Executive Overview

Tronox Holdings plc (referred to herein as "Tronox", "we", "us", or "our") operates titanium-bearing mineral sand mines and beneficiation operations in Australia and South Africa to produce feedstock materials that can be processed into TiO2 for pigment, high purity titanium chemicals, including titanium tetrachloride, and Ultrafine© titanium dioxide used in certain specialty applications. Our strategy is to be vertically integrated and produce enough feedstock materials to be as self-sufficient as possible in the production of TiO2 at our seven pigment facilities located in the United States, Australia, Brazil, UK, France and the Kingdom of Saudi Arabia (“KSA”). We believe that vertical integration is the best way to achieve our ultimate goal of delivering low cost, high-quality pigment to our coatings and other TiO2 customers throughout the world. The mining, beneficiation and smelting of titanium bearing mineral sands creates meaningful quantities of zircon, pig iron and the rare-earth bearing mineral, monazite, which we also supply to customers around the world.

We are a public limited company listed on the New York Stock Exchange and are registered under the laws of England and Wales.
Business Environment
The following discussion includes trends and factors that may affect future operating results:

Fourth quarter revenue increased 8% compared to the prior year, driven by higher sales volumes of TiO2 and zircon, higher sales of other products, and favorable exchange rate impacts partially offset by lower average selling prices, including mix of TiO2 and zircon. For the fourth quarter of 2025 as compared to the fourth quarter of 2024, TiO2 revenue increased 8%, driven by a 13% increase in volumes and a 3% exchange rate tailwind partially offset by an 8% decrease in average selling prices including mix. Zircon revenue increased 4% driven by a 27% increase in volumes partially offset by a 23% decrease in average selling prices including mix. Revenue from other products increased 10% mainly due to higher sales volumes of pig iron. Gross profit decreased for the fourth quarter of 2025 as compared to the fourth quarter of 2024 due to unfavorable impacts of average selling prices and mix and higher production costs and freight costs. These unfavorable impacts were partially offset by higher TiO2 and zircon sales volumes and favorable exchange rate movements.

Sequentially, revenue increased 4% in the fourth quarter of 2025 compared to the third quarter of 2025 driven by higher sales volumes of TiO2 and zircon partially offset by unfavorable average selling prices including mix and lower sales volumes of heavy mineral concentrate tailings. TiO2 revenue increased 5% in the fourth quarter of 2025 compared to the third quarter of 2025 driven by a 9% increase in volumes partially offset by a 4% decline in average selling prices including mix. Zircon revenue increased

32% driven by a 42% increase in volumes partially offset by an 10% decrease in average selling prices including mix. Other products revenues decreased 17% sequentially primarily due to higher heavy mineral concentrate tailings sales in the third quarter. Gross profit decreased sequentially from the third quarter of 2025 to the fourth quarter of 2025 due to lower average selling prices and mix, lower other products revenue partially offset by higher sales volumes of TiO2 and zircon and improved production costs.

As of December 31, 2025, our total available liquidity was $674 million, including $199 million in cash and cash equivalents and $475 million available under revolving credit agreements. As of December 31, 2025, our total debt was $3.2 billion and net debt to trailing-twelve month Adjusted EBITDA was 9.0x. The Company also has no financial covenants on its term loans or bonds and only one springing financial covenant on its Cash Flow Revolver. Refer to Note 15 of notes to consolidated financial statements for further details.
Consolidated Results of Operations
Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

	Year Ended December 31,
	2025	2024	Variance
	(Millions of U.S. Dollars)
Net sales	$2,898	$3,074	$(176)
Cost of goods sold	2,629	2,559	70
Gross profit	$269	$515	$(246)
Gross Margin	9.3%	16.8%	(7.5)	pts

Restructuring and other charges	232	—	232
Selling, general and administrative expenses	290	296	(6)
(Loss) Income from operations	(253)	219	(472)
Interest expense	(189)	(167)	(22)
Interest income	6	10	(4)
Loss on extinguishment of debt	—	(3)	3
Other (expense) income, net	(22)	14	(36)
(Loss) Income before income taxes	(458)	73	(531)
Income tax provision	(15)	(127)	112
Net loss	$(473)	$(54)	$(419)

Effective tax rate	(3)%	174%	(177) pts

EBITDA(1)	$27	$515	$(488)
Adjusted EBITDA(1)	$336	$564	$(228)
Net loss as % of Net Sales	(16.3)%	(1.8)%	(14.5) pts
Adjusted EBITDA as % of Net Sales(1)	11.6%	18.3%	(6.7)	pts
_____________________
(1)    EBITDA, Adjusted EBITDA and Adjusted EBITDA as a % of Net Sales are Non-U.S. GAAP financials measures. Please refer to the “Non-U.S. GAAP Financial Measures” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of these measures and a reconciliation of these measures to Net loss.
Net sales of $2,898 million for the year ended December 31, 2025 decreased by 6% compared to $3,074 million for the same period in 2024. Revenue decreased primarily due to both lower sales volumes and average selling prices of TiO2 and zircon. Net sales by type of product for the years ended December 31, 2025 and 2024 were as follows:

The table below presents reported revenue by product:

	Year Ended December 31,
(Millions of dollars, except percentages)	2025	2024	Variance	Percentage
TiO2	$2,298	$2,407	$(109)	(5)%
Zircon	274	322	(48)	(15)%
Other products	326	345	(19)	(6)%
Total net sales	$2,898	$3,074	$(176)	(6)%
For the year ended December 31, 2025, TiO2 revenue decreased $109 million, or 5%, compared to the prior year due to a $83 million decrease in average selling prices including mix and a $54 million decrease in sales volumes. Foreign currency positively impacted TiO2 revenue by $28 million due primarily to the strengthening of the Euro. Zircon revenues decreased $48 million primarily due to a 14% decrease in average selling prices including mix and a 1% decrease in sales volumes. Other products revenue decreased primarily due to a decrease in sales volumes of heavy mineral concentrate tailings.
Gross profit of $269 million for the year ended December 31, 2025 was 9.3% of net sales compared to 16.8% of net sales for the same period in 2024. The decrease in gross margin is primarily due to:
•the unfavorable impact of 4 points due to a decrease in TiO2 and Zircon selling prices,
•the unfavorable impact of 3 points due to higher production costs and freight costs, and
•the unfavorable impact of 1 point due to decreased volumes of TiO2 and Zircon, partially offset by
•the favorable impact of 1 point due to changes in foreign currency exchanges rates, primarily as a result of the South Africa Rand and Australian dollar.
Restructuring and other charges of $232 million for the year ended December 31, 2025 was related to both the Botlek and Fuzhou plant closures. Refer to Note 3 of notes to consolidated financial statements for further details.
Selling, general and administrative ("SG&A") expenses decreased $6 million when comparing the year ended December 31, 2025 to the prior year. The SG&A expenses decrease was primarily driven by a $7 million decrease in employee costs and a $3 million decrease in travel and entertainment expenses partially offset by a $4 million increase due to loss on asset disposals. The remaining net difference was driven by individually immaterial amounts.
Loss from operations for the year ended December 31, 2025 of $253 million, decreased by $472 million or 216% compared to income from operations of $219 million for the same period in 2024 which is primarily attributable to lower sales volumes and lower average selling prices of both TiO2 and zircon as well as restructuring and other charges of $232 million partially offset by lower selling, general and administrative expenses.
Interest expense for the year ended December 31, 2025 increased $22 million compared to the same period in 2024 primarily due to the increase in both the outstanding short-term debt balances period over period and the new senior secured notes entered into in September 2025.
Interest income for the year ended December 31, 2025 decreased $4 million compared to the same period in 2024 primarily due to an overall decrease in our cash balances period over period.
Other (expense) income, net for the year ended December 31, 2025 primarily consisted of approximately $13 million of fees associated with the utilization of the Securitization Facility, $6 million of net realized and unrealized foreign currency losses and $2 million of pension expense related to pension related interest costs and amortization of actuarial gains/losses offset by expected return on plan assets. The remaining amount was driven by other individually immaterial amounts.
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
The effective tax rate was (3)% and 174% for the years ended December 31, 2025 and 2024, respectively. The effective tax rates for the year ended December 31, 2025 and 2024 are influenced by a variety of factors, primarily income and losses in jurisdictions with valuation allowances, non-taxable income and expenses, withholding taxes, prior year accruals, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate. Additionally, the effective tax rate for the year ended December 31, 2024 is significantly influenced by the application of valuation allowances against deferred tax assets in Brazil and the Netherlands. Refer to Note 6 of notes to consolidated financial statements for further information.

Net loss as a percentage of net sales was (16.3)% for the year ended December 31, 2025 as compared to (1.8)% for the year ended December 31, 2024. The primary driver of the year-over-year increase in Net loss as a percentage of net sales is the restructuring charges related to the Botlek and Fuzhou plant closures as well as the lower gross profit due to both lower sales volumes and average selling prices and higher production costs and freight costs. Adjusted EBITDA as a percentage of net sales was 11.6% for the year ended December 31, 2025 as compared to 18.3% in the prior year due to the lower gross margin as a result of decreases in average selling prices, including mix for both TiO2 and zircon and a decrease in TiO2, zircon and other product sales volumes.
Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
A discussion of our results of operations for the year ended December 31, 2024 versus December 31, 2023 is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operation”, included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Other Comprehensive Income (Loss)
There was an other comprehensive income of $167 million for the year ended December 31, 2025 compared to other comprehensive loss of $74 million for the year ended December 31, 2024. This increase in comprehensive income was primarily driven by the favorable foreign currency translation adjustments of $178 million for the year ended December 31, 2025 as compared to unfavorable foreign currency translation adjustments of $80 million in the prior year. Additionally, we recognized net losses on derivative instruments of $12 million in the year ended December 31, 2025 as compared to net losses on derivative instruments of $2 million in the prior year as well as pension and postretirement gain of $1 million for the year ended December 31, 2025 as compared to pension and postretirement gains of $8 million in the prior year.
A discussion of our comprehensive (loss) income for the year ended December 31, 2024 versus December 31, 2023 is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Other Comprehensive (Loss) Income”, included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Liquidity and Capital Resources
During 2025, our liquidity increased by $96 million to $674 million.
The table below presents our liquidity, including amounts available under our credit facilities, as of the following dates:

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$199	$151
Available under the Cash Flow Revolver	332	305
Available under the RMB Credit Facility	72	42
Available under the Emirates Revolver	67	63
Available under the SABB Facility[1]	—	12
Available under the Bank Itau Facility	4	5
Total	$674	$578
1 - The SABB Credit Facility was cancelled in September 2025.
Historically, we have funded our operations and met our commitments through cash generated by operations, issuance of secured and unsecured notes, bank financings, borrowings under lines of credit and other financing arrangements. In the next twelve months, we expect that our operations will provide sufficient cash for our operating expenses, capital expenditures, interest payments and debt repayments, however, if necessary, we have the ability to borrow under our short-term credit facilities (see Note 15 of notes to consolidated financial statements). This is predicated on our achieving our forecast which could be negatively impacted by items outside of our control, including, among other things, macroeconomic conditions including tariffs, inflationary pressures, political instability including the ongoing Russia and Ukraine and Middle East conflicts and any expansion of such conflicts, and supply chain disruptions. If negative events occur in the future, we may need to reduce our capital spend, cut back on operating costs, and other items within our control to maintain appropriate liquidity.
Working capital (calculated as current assets less current liabilities) was $1.3 billion at December 31, 2025, compared to $1.3 billion at December 31, 2024.
As of and for the year ended December 31, 2025, the non-guarantor subsidiaries of our Senior Notes due 2029 and Senior Secured Notes due 2030 represented approximately 18% of our total consolidated liabilities, approximately 44% of our total consolidated assets, approximately 45% of our total consolidated net sales and approximately 53% of our Consolidated EBITDA

(as such term is defined in the respective Indenture). In addition, as of December 31, 2025, our non-guarantor subsidiaries had $846 million of total consolidated liabilities (including trade payables but excluding intercompany liabilities), all of which would have been structurally senior to the 2029 Notes and 2030 Notes. See Note 15 of notes to consolidated financial statements for additional information.
At December 31, 2025, we had outstanding letters of credit and bank guarantees of $155 million. See Note 20 of notes to consolidated financial statements.
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
Our credit rating with Moody’s changed from Ba3 stable outlook at December 31, 2024 to B2 negative outlook at December 31, 2025. Our credit rating with Standard & Poor's rating changed from B positive and stable outlook at December 31, 2024 to CCC+ and negative outlook at December 31, 2025. See Note 15 of notes to consolidated financial statements.
Cash and Cash Equivalents
We consider all investments with original maturities of three months or less to be cash equivalents. As of December 31, 2025, our cash and cash equivalents were invested in money market funds and we also receive earnings credits for some balances left in our bank operating accounts. We maintain cash and cash equivalents in bank deposit and money market accounts that may exceed federally insured limits. The financial institutions where our cash and cash equivalents are held are highly rated and geographically dispersed, and we have a policy to limit the amount of credit exposure with any one institution. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk.
The use of our cash includes payment of our operating expenses, capital expenditures, servicing our interest and debt repayment obligations, cash taxes, making pension contributions and making quarterly dividend payments. Going forward, we expect to continue to invest in our businesses through cost reduction, as well as growth and vertical integration-related capital expenditures including various mine extension and development projects, continued reductions in our debt and continued dividends.
Repatriation of Cash
At December 31, 2025, we held $199 million in cash and cash equivalents in these respective jurisdictions: $7 million in the United States, $33 million in South Africa, $57 million in Australia, $35 million in Brazil, $19 million in Saudi Arabia, $21 million in China, $26 million in Europe and $1 million in India. Our credit facilities limit transfers of funds from subsidiaries in the United States to certain foreign subsidiaries. In addition, at December 31, 2025, we held approximately $12 million of restricted cash of which $10 million is in the US related to the annual payment for the Hawkins Point Plant environmental liability (refer to Note 20 of notes to consolidated financial statements for further details), with the remaining balance in South Africa related to a profit-sharing arrangement and in Australia related to performance bonds.
At December 31, 2025, Tronox Holdings plc had foreign subsidiaries with undistributed earnings. Although we would not be subject to income tax on these earnings, we have asserted that amounts in specific jurisdictions are indefinitely reinvested outside of the parent's taxing jurisdictions. These amounts could be subject to withholding tax if distributed, but the Company has made no provision for tax related to these undistributed earnings. The Company has removed its assertion that earnings in China are indefinitely reinvested, and the withholding tax accruals for potential repatriations from that jurisdiction are now reflected in the effective tax rate reconciliation in Note 6 to the consolidated financial statements.
Stock Repurchases
On February 21, 2024, in connection with the expiration in February 2024 of the Company's previous share repurchase program, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's stock through February 21, 2027. During the year ended December 31, 2025, we made no repurchases of the Company's stock.
Cash Dividends on Ordinary Shares
On February 11, 2026, the Board declared a quarterly dividend of $0.05 per share to holders of our ordinary shares at the close of business on February 23, 2026, which will be paid on April 2, 2026.
Inventory Financing Arrangement
On July 29, 2025, we entered into an inventory financing arrangement whereby we agree with our counterparty to sell certain inventory, with short payment terms, and subsequently we repurchase such inventory at an agreed upon price with terms not to exceed 360 days. The agreed upon repurchase price is generally calculated as the original sale price plus financing charges and a nominal spread. As of December 31, 2025, we had financed inventory of $50 million and $2 million of accrued interest, which were included in “Obligations under inventory financing arrangements” and “Accrued Liabilities”, respectively, on the Consolidated Balance Sheets. We have $2 million for the year ended December 31, 2025 of financing charges that were recorded within “Interest Expense” on the Consolidated Statement of Operations.
In January 2026, we repaid in cash our payable due to the counterparty and shortly thereafter, we entered into a new inventory financing arrangement on terms similar to those referenced above. The amount financed in this new transaction remains at $50 million.
Debt Obligations
On September 26, 2025, Tronox Incorporated, a Delaware corporation (the "Issuer"), a wholly owned indirect subsidiary of Tronox Holdings plc, closed an offering of $400 million aggregate principal amount of its 9.125% senior secured notes due 2030 (the "Notes"). The Notes were offered at par and issued under an indenture dated as of September 26, 2025 (the "Indenture") among the Issuer and the Company and, as described below, certain of the Company's restricted subsidiaries as guarantors and Wilmington Trust, National Association in its capacity as trustee and collateral agent.
The Indenture and the Notes provide, among other things, that the Notes are guaranteed by the Company and certain of the Company's restricted subsidiaries, subject to certain exceptions. The Notes are scheduled to mature on September 30, 2030, subject to a springing maturity date that is 91 days prior to the stated maturity date of the Company's 4.625% Senior Notes due 2029, if on such date, the aggregate principal amount of the Senior Notes due 2029 outstanding is greater than $250 million. The terms of the Indenture, among other things, limit, in certain circumstances, the ability of the Issuer and the ability of the Company and its restricted subsidiaries to: incur secured indebtedness, incur indebtedness at a non-guarantor subsidiary, engage in certain sale-leaseback transactions and merge, consolidate or sell substantially all of their assets.
At December 31, 2025 and 2024, our short-term debt and long-term debt, net of unamortized discount and debt issuance costs was $3.2 billion and $2.9 billion, respectively.
At December 31, 2025 and 2024, our net debt (the excess of our debt over cash and cash equivalents) was $3.0 billion and $2.7 billion, respectively.
As of February 13, 2026, the total outstanding principal balance on our short-term debt facilities was approximately $77 million.
See Note 15 of notes to consolidated financial statements for further details.
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
In March 2025, the Securitization Facility was amended (the "Fifth Amendment") to extend the program term to March 2028.
See "Note 9 - Accounts Receivable Securitization Program" in notes to consolidated financial statements for further details regarding this off-balance sheet program.
Cash Flows
Years Ended December 31, 2025 and 2024

The following table presents cash flow for the periods indicated:

	Year Ended December 31,
	2025	2024
	(Millions of U.S. dollars)
Net cash provided by operating activities	$60	$300
Net cash used in investing activities	(328)	(343)
Net cash provided by (used in) financing activities	321	(71)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	6	(7)
Net increase (decrease) in cash and cash equivalents	$59	$(121)

Cash Flows provided by Operating Activities — Cash provided by our operating activities is driven by net loss adjusted for non-cash items and changes in working capital items. The following table summarizes our net cash provided by operating activities for 2025 and 2024:

	Year Ended December 31,
	2025	2024
	(Millions of U.S. dollars)
Net loss	$(473)	$(54)
Net adjustments to reconcile net loss to net cash provided by operating activities	635	457
Income related cash generation	162	403
Net change in assets and liabilities	(102)	(103)
Net cash provided by our operating activities	$60	$300

Net cash provided by operating activities was $60 million in 2025 as compared to $300 million in 2024. The decrease of $240 million period over period is primarily due to a $241 million decrease in income related cash generation and a decrease of $1 million in the use of cash for net assets and liabilities. The lower use of cash for working capital was primarily driven by decreases in the use of cash for inventories of $89 million, increase in the cash provided by prepaid and other current assets of $19 million and a decrease in the use of cash for long-term other assets and liabilities for $16 million partially offset by increases in the use of cash for accounts payable and accrued liabilities of $15 million, an increase in the use of cash for restructuring payments of $76 million and a decrease in cash provided by accounts receivable of $20 million and a change of $12 million in net changes in income tax payables and receivables.
Cash Flows used in Investing Activities — Net cash used in investing activities for the year ended December 31, 2025 was $328 million as compared to $343 million for the year ended December 31, 2024. The $15 million decrease in use of cash year over year is primarily driven by lower capital expenditures of $341 million during the current year as compared to $370 million in the prior year. Additionally, there was $15 million of cash received for the repayment of our loan with AMIC related to the titanium slag smelter facility in the current year and proceeds of $21 million from the sale of a royalty interest in certain Canadian mineral properties in the prior year.
Cash Flows provided by (used in) Financing Activities — Net cash provided by financing activities during the year ended December 31, 2025 was $321 million as compared to cash used in financing activities of $71 million for the year ended December 31, 2024. The current year is primarily comprised of net proceeds from long-term debt of $371 million and net proceeds from inventory financing arrangement of $50 million partially offset by dividend payments of $48 million and net repayments of short-term debt of $44 million. The prior year was primarily comprised of dividends paid of $80 million and total net proceeds of $26 million of long-term debt and short-term debt.
Years Ended December 31, 2024 and 2023
A discussion of our cash flows for the year ended December 31, 2024 versus 2023 is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cash Flows”, included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Contractual Obligations

The following table sets forth information relating to our contractual obligations as of December 31, 2025:

		Contractual Obligation Payments Due by Period(3)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt and lease financing (including interest)(1)	$4,130	$293	$463	$2,460	$914
Purchase obligations(2)	3,461	349	492	342	2,278
Operating leases	298	37	60	49	152
Pension and other post-retirement benefit obligations(4)	224	28	45	44	107
Asset retirement obligations and environmental liabilities(5)	535	37	59	61	378
Total	$8,648	$744	$1,119	$2,956	$3,829
__________________
(1)We calculated our various term loan facilities' interest at a SOFR plus an applicable margin. See Note 15 of notes to our consolidated financial statements.
(2)Includes obligations to purchase requirements of process chemicals, supplies, utilities and services. We have various purchase commitments for materials, supplies, and services entered into in the ordinary course of business. Included in the purchase commitments table above are contracts, which require minimum volume purchases that extend beyond one year or are renewable annually and have been renewed for 2026. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. We believe that all of our purchase obligations will be utilized in our normal operations.
(3)The table excludes contingent obligations, as well as any possible payments for uncertain tax positions given the inability to estimate the possible amounts and timing of any such payments.
(4)Pension and other post-retirement benefit ("OPEB") obligations of $224 million include estimates of pension plan contributions and expected future benefit payments for unfunded pension and OPEB plans. Pension plan contributions are forecasted for 2026 only. Expected future unfunded pension and OPEB benefit payments are forecasted only through 2035. Contribution and unfunded benefit payment estimates are based upon current valuation assumptions. Estimates of pension contributions after 2026 and unfunded benefit payments after 2035 are not included in the table because the timing of their resolution cannot be estimated. Refer to Note 23 in notes to consolidated financial statements for further discussion on our pension and OPEB plans.
(5)Amounts are shown at the undiscounted and uninflated values.
Non-U.S. GAAP Financial Measures
EBITDA, Adjusted EBITDA, Adjusted net loss attributable to Tronox and Diluted adjusted net income per share attributable to Tronox, which are used by management to measure performance, are not presented in accordance with U.S. GAAP. We define EBITDA as net loss excluding the impact of income taxes, interest expense, interest income and depreciation, depletion and amortization. We define Adjusted EBITDA as EBITDA excluding the impact of nonrecurring items such as restructuring charges, gain or loss on debt extinguishments, impairment charges, gains or losses on sale of assets, acquisition-related transaction costs and pension settlements and curtailment gains or losses. Adjusted EBITDA also excludes non-cash items such as share-based compensation costs, pension and postretirement costs, and realized and unrealized foreign currency remeasurement gains and losses. We define Adjusted net income attributable to Tronox as net loss attributable to Tronox excluding the impact of nonrecurring items which the Company believes are not indicative of its core operating results such as restructuring charges, gain or loss on debt extinguishments, impairment charges, gains or losses on sale of assets, acquisition-related transaction costs and pension settlements and curtailment gains or losses. We define Diluted adjusted net income per share attributable to Tronox as Diluted net income per share excluding the impact of nonrecurring items which the Company believes are not indicative of its core operating results such as restructuring charges, gain or loss on debt extinguishments, impairment charges, gains or losses on sale of assets, acquisition-related transaction costs and pension settlements and curtailment gains or losses.
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
The following table reconciles net loss to EBITDA and Adjusted EBITDA, Adjusted EBITDA as a % of net sales for the periods presented and Net Debt to Trailing Twelve Month Adjusted EBITDA as of December 31, 2025 and December 31, 2024:

	Year Ended December 31,
	2025	2024	2023
Net loss (U.S. GAAP)	(473)	(54)	(314)
Interest expense	189	167	158
Interest income	(6)	(10)	(18)
Income tax provision	15	127	363
Depreciation, depletion and amortization expense	302	285	275
EBITDA (non-U.S. GAAP)	27	515	464
Share-based compensation(a)	20	21	21
Loss on extinguishment of debt(b)	—	3	—
Foreign currency remeasurement(c)	6	(1)	(6)
Accretion expense and other adjustments to asset retirement and environmental obligations(d)	9	23	22
Accounts receivable securitization program(e)	13	15	12
Sale of royalty interest(f)	—	(28)	—
Restructuring and other charges(g)	232	—	—
Other items(h)	29	16	11
Adjusted EBITDA (non-U.S. GAAP)	$336	$564	$524

	Year Ended December 31,
	2025	2024	2023
Net sales	$2,898	$3,074	$2,850
Net loss (U.S. GAAP)	$(473)	$(54)	$(314)
Net loss (U.S. GAAP) as a % of Net sales	(16.3)%	(1.8)%	(11.0)%
Adjusted EBITDA (non-U.S. GAAP) (see above) as a % of Net sales	11.6%	18.3%	18.4%

	December 31,
	2025	2024
Long-term debt, net	$3,132	$2,759
Short-term debt	51	65
Long-term debt due within one year	39	35
(Less) Cash and cash equivalents	(199)	(151)
Net debt	$3,023	$2,708
Adjusted EBITDA (non-U.S. GAAP) (see above)	$336	$564
Net debt to trailing-twelve month Adjusted EBITDA (non-U.S. GAAP) (see above)	9.0x	4.8x

________________
(a)Represents non-cash share-based compensation. See Note 22 of notes to consolidated financial statements.
(b)2024 amount represents the loss in connection with the refinancing of the Term Loan Facility in the U.S. See Note 15 of notes to consolidated financial statements.
(c)Represents realized and unrealized gains and losses associated with foreign currency remeasurement related to third-party and intercompany receivables and liabilities denominated in a currency other than the functional currency of the entity holding them, which are included in "Other expense (income), net" in the Consolidated Statements of Operations.
(d)Primarily represents accretion expense and other noncash adjustments to asset retirement obligations and environmental liabilities.
(e)Primarily represents expenses associated with the Company's accounts receivable securitization program which is used as a source of liquidity in the Company's overall capital structure.
(f)Represents the sale of a royalty interest in certain Canadian mineral properties, net of associated transaction costs included in "Other (expense) income, net" in the Consolidated Statements of Operations.
(g)Represents restructuring and other charges associated with the Botlek and Fuzhou plant closures Refer to Note 3 of notes to consolidated financial statements.
(h)Includes noncash pension and postretirement costs, asset write-offs and other items included in “Selling general and administrative expenses”, “Cost of goods sold” and “Other expense (income), net” in the Consolidated Statements of Operations.

The following table reconciles Net loss attributable to Tronox to Adjusted net loss attributable to Tronox for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Net loss attributable to Tronox Holdings plc (U.S. GAAP)	$(470)	$(48)	$(316)
Loss on extinguishment of debt(a)	—	3	—
Sale of royalty interest(b)	—	(21)	—
Restructuring and other charges(c)	228	—	—
Other(d)	5	5	(1)
Tax valuation allowance(e)	—	49	293
Adjusted net loss attributable to Tronox Holdings plc (non-U.S. GAAP) (1)(2)	$(237)	$(12)	(24)

Diluted net loss per share (U.S. GAAP)	$(2.97)	$(0.31)	$(2.02)

Loss on extinguishment of debt, per share	—	0.02	—
Sale of royalty interest, per share	—	(0.13)	—
Restructuring and other charges, per share	1.44	—	—
Other, per share	0.03	0.03	(0.01)
Tax valuation allowance, per share	—	0.31	1.88
Diluted adjusted net loss per share attributable to Tronox Holdings plc (non-U.S. GAAP) (2)	$(1.50)	$(0.08)	$(0.15)

Weighted average shares outstanding, diluted (in thousands)	158,484	157,819	156,397

(a) 2024 amount represents the loss in connection with the refinancing of the Term Loan Facility in the U.S.
(b) Represents the sale of a royalty interest in certain Canadian mineral properties, net of associated transaction costs included in "Other (expense) income, net" in the Consolidated Statements of Operations.
(c) Represents restructuring and other charges associated with the Botlek and Fuzhou plant closures. Refer to Note 3 of notes to consolidated financial statements.
(d) Represents other activity not representative of the ongoing operations of the Company.
(e) 2024 amount represents the establishment of a full valuation allowance against the deferred tax assets within our Brazilian and Netherlands jurisdictions. 2023 amount represents the establishment of a full valuation allowance against the deferred tax assets within our Australian jurisdiction.

(1) Only the sale of royalty interest and restructuring and other charges have been tax impacted. No income tax impacts have been given to other items as they were recorded in jurisdictions with full valuation allowances.
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
Asset Retirement Obligations
To the extent a legal obligation exists, an asset retirement obligation (“ARO”) is recorded at its estimated fair value and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. Because AROs represent financial obligations to be settled in the future, uncertainties exist in estimating the timing and amount of the associated costs to be incurred. Fair value is measured using expected future cash outflows, adjusted for expected inflation and discounted at our credit-adjusted risk-free interest rate. No market-risk premium has been included in our calculation of ARO balances since we can make no reliable estimate. Management believes these estimates and assumptions are reasonable; however, they are inherently uncertain. Refer to Notes 19 to the consolidated financial statements for a summary of the estimates and assumptions utilized. At December 31, 2025, AROs were $215 million of which the long-term portion of $198 million is recorded in "Asset retirement obligations" and the short-term portion of $17 million is recorded in "Accrued liabilities" in the Consolidated Balance Sheet.
Environmental Matters
Liabilities for environmental matters are recognized when it is probable that a liability has been incurred and the related costs can be reasonably estimated. Such liabilities are based on our best estimate of the undiscounted future costs required to complete the remedial work. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information becomes available. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other potentially responsible parties, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range or reasonably possible environmental loss in excess of our recorded liabilities. At December 31, 2025, environmental liabilities (both short term and long term) were $55 million, of which the long-term portion of $39 million and the short-term portion of $16 million are recorded in "Environmental liabilities" and "Accrued liabilities", respectively, in the Consolidated Balance Sheet.
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

Deferred tax assets and liabilities are determined based on temporary differences between the financial statement amounts and tax bases of assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided against a deferred tax asset when it is more likely than not that all or some portion of the deferred tax asset will not be realized. We periodically assess the likelihood that we will be able to recover our deferred tax assets and reflect any changes in our estimates in the valuation allowance with a corresponding adjustment to earnings or other comprehensive income (loss) as appropriate. ASC 740, Income Taxes, requires that all available positive and negative evidence be weighed to determine whether a valuation allowance should be recorded.

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
See Notes 2 and 6 to the consolidated financial statements for additional information.
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
Long-Lived Assets
Key estimates related to long-lived assets (property, plant and equipment, mineral leaseholds, and intangible assets) include useful lives, recoverability of carrying values, and the existence of any asset retirement obligations. As a result of future decisions, such estimates could be significantly modified. The estimated useful lives of property, plant and equipment range from two to forty years, and depreciation is recognized on a straight-line basis. Useful lives are estimated based upon our historical experience, engineering estimates, and industry information. These estimates include an assumption regarding periodic maintenance. Mineral leaseholds are depleted over their useful lives as determined under the units of production method. Intangible assets with finite useful lives are amortized on the straight-line basis over their estimated useful lives. The amortization methods and remaining useful lives are reviewed quarterly.
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

Discount Rate — The discount rates selected for estimation of the actuarial present value of the benefit obligations are determined based on the prevailing market rate for high-quality, fixed-income debt instruments with maturities corresponding to the expected timing of benefit payments as of the annual measurement date for each of the various plans. These rates change from year to year based on market conditions that affect corporate bond yields. A 100 basis points change in discount rates, with all other variables held constant, would have a less than $1 million impact to our pension expense. A 100 basis points reduction in discount rates would increase the PBO by approximately $19 million whereas a 100 basis point increase in discount rates would decrease the PBO by approximately $17 million.

Rates of Compensation Increase - We determine these rates based on review of the underlying long-term salary increase trend characteristic of the local labor markets and historical experience, as well as comparison to peer companies. A 100 basis points change in the expected rate of compensation increase, with all other variables held constant, would change our pension expense by approximately $1 million. A 100 basis points reduction or increase in rate of compensation would change the PBO by approximately $5 million.

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
Credit Risk
Credit risk is the risk that a borrower or a counterparty will fail to meet their obligations. A significant portion of our liquidity is concentrated in trade accounts receivable that arise from sales of our products to customers. In the case of TiO2, the high level of industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. We have significant exposure to credit risk in industries that are affected by cyclical economic fluctuations. We perform ongoing credit evaluations of our customers from time to time, as deemed appropriate, to mitigate credit risk but generally do not require collateral. Our contracts typically enable us to tighten credit terms if we perceive additional credit risk; however, historic losses due to write offs of bad debt have been relatively low. In addition, due to our international operations, we are subject to potential trade restrictions and sovereign risk in certain countries in which we operate. We maintain allowances for potential credit losses based on specific customer review and current financial conditions. During 2025, 2024 and 2023 our ten largest third-party customers represented 36%, 37%, and 39%, respectively, of our consolidated net sales. During 2025, 2024, and 2023, no single customer accounted for 10% of our consolidated net sales.
Interest Rate Risk
Interest rate risk arises from the possibility that changes in interest rates will impact our financial results. We are exposed to interest rate risk on our floating rate debt, the 2024 Term Loan Facility, the 2024-B Term Loan Facility, the RMB Term Loan Facility, the Cash Flow Revolver, the RMB Revolving Credit Facility and the Emirates Revolver balances. Using a sensitivity analysis as of December 31, 2025, a hypothetical 1% increase in interest rates would result in a net decrease to pre-tax income of approximately $7 million on an annualized basis. This is due to the fact that earnings on our interest earning financial assets of $35 million at December 31, 2025 would increase by the full 1%, offsetting the impact of a 1% increase in interest expense on our floating rate debt of $748 million.
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
We simultaneously entered into two SOFR-indexed forward starting interest rate swaps with the same counterparty banks with no change to the aggregate notional value. The forward starting swaps became effective from June 2023 and will mature in March 2028 which will align with the maturity date of the Term Loan Facility. Indexing forward starting swaps to SOFR will also ensure that the reference rates in our hedge instruments will align with the interest rate terms of the Term Loan
Facility which changed from LIBOR to SOFR effective June 30, 2023 as a result of Reference Rate Reform and pursuant to the loan agreement. We elected to apply the hedge accounting expedients in ASC Topic 848, Reference Rate
Reform on Financial Reporting related to the following: 1) the assertion that the future forecasted transaction is still probable of occurring despite reference rate changes and 2) the assumption that the index of the future hedged transactions will match the index of the corresponding hedge instruments for the assessment of effectiveness.
Additionally, on March 27, 2023, the Company entered into a new interest rate swap with a $200 million notional value which matures in March 2028 and effectively converts the variable rate to a fixed rate for that portion of the 2022 Term Loan
Facility.
On May 17, 2023, the Company entered into an agreement with the counterparty bank to amend the remaining $250 million notional of the three original interest rate swap contracts of $750 million aggregate notional value. As a result of this amendment, the Company changed the rate indexed in the contract from LIBOR to SOFR, effective June 30, 2023 as a result of the Reference Rate Reform and to align the index rate in this contract to that in the Term Loan Facility, as described above. This amendment did not change the notional value and the expiration date of this contract, which expired in September 2024. We completed a hedge effectiveness test as a result of this amendment and determined that this hedge instrument continues to be highly effective, enabling us to continue to apply hedge accounting over the remaining term of this hedge relationship.
As a result of the 2024 Amendment (discussed in Note 15), the Company noted that the hedged transaction associated with the interest rate swap with a notional value of $200 million (which converted the variable rate to a fixed rate for a portion of the 2022 Term Loan Facility) had changed as the hedged transaction would now convert the variable rate to a fixed rate for a portion of the 2024 Term Loan Facility. There were no amendments to the terms of the $200 million interest rate swap, including the notional value, index rate, or expiration date as a result of the 2024 Amendment. However, given the change in the hedged transaction, we completed a hedge effectiveness test and determined that this hedge instrument continues to be highly effective at achieving offsetting cash flows related to the hedged transaction, enabling us to continue to apply hedge accounting over the remaining term of this hedge relationship.
In line with the original maturity date, one of the interest rate swap agreements (notional value of $250 million) expired in September 2024. As a result of this, on September 26, 2024, the Company entered into two new interest-rate swap agreements for a notional of $125 million each with two counterparty banks, for an aggregate notional of $250 million. These new agreements are effective as of September 30, 2024 and will mature on September 30, 2031, in line with the maturity date of the 2024-B Term Loan Facility following Amendment No.6 (discussed in Note 15). The Company has designated these two new hedges as cash flow hedges with the objective of ensuring that the Company continues to achieve the offsetting effect to the interest rate volatility associated with the $250 million portion of the 2024-B Term Loan Facility.
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
As of December 31, 2025, the Company maintains a total of $950 million of interest rate swaps (with $450 million maturing in March 2028 and $500 million maturing in September 2031) with the objective in using the interest-rate swap agreements to add stability to interest expense and to manage the Company's exposure to interest rate movements. These interest rate swaps have been designated as cash flow hedges and involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Fair value gains or losses on these cash flow hedges are recorded in accumulated other comprehensive loss and are subsequently reclassified into interest expense in the same periods during which the hedged transactions affect earnings.
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
We periodically enter into foreign currency contracts used to hedge non-functional currency sales for our South African subsidiaries and forecasted non-functional currency cost of goods sold and forecasted non-functional currency selling, general and administrative expenses for our Australian subsidiaries. These foreign currency contracts are designated as cash flow hedges. Changes to the fair value of these foreign currency contracts are recorded as a component of other comprehensive income (loss) to the extent such contracts are effective, and are recognized in net sales or costs of goods sold in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. As of December 31, 2025, we had no outstanding amounts to reduce the exposure of our Australian subsidiaries’ cost of sales and SG&A expenses to fluctuations in currency rates and we had no outstanding amounts to reduce the exposure of our South African subsidiaries' third party sales to fluctuations in currency rates.

From time to time, we enter into foreign currency contracts for the South African Rand, Australian Dollar, Euro, Pound Sterling and Saudi Riyal to reduce exposure of our subsidiaries’ balance sheet accounts not denominated in our subsidiaries’ functional currency to fluctuations in foreign currency exchange rates. Historically, we have used forward contracts to reduce the exposure. For accounting purposes, these foreign currency contracts are not considered hedges. The change in fair value associated with these contracts is recorded in “Other expense (income), net” within the Consolidated Statements of Operations and partially offsets the change in value of third party and intercompany-related receivables not denominated in the functional currency of the subsidiary. At December 31, 2025, there was (i) 572 million South African Rand (or approximately $35 million at the December 31, 2025 exchange rate), (ii) 161 million Australian dollars (or approximately $108 million at the December 31, 2025 exchange rate), (iii) 213 million Pound Sterling (or approximately $286 million at the December 31, 2025 exchange rate, (iv) 50 million Euro (or approximately $59 million at the December 31, 2025 exchange rate) and (v) 83 million Saudi Riyal (or approximately $22 million at the December 31, 2025 exchange rate) of notional amount of outstanding foreign currency contracts.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tronox Holdings plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Tronox Holdings plc and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive (loss) income, of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Realizability of Deferred Tax Assets

As described in Notes 2 and 6 to the consolidated financial statements, as of December 31, 2025, the Company has $975 million of net deferred tax assets, inclusive of valuation allowances associated with deferred tax assets of $2,040 million. A valuation allowance is provided against a deferred tax asset when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Management periodically assesses the likelihood that the Company will be able to recover the deferred tax assets and reflects any changes in estimates in the valuation allowance, with a corresponding adjustment to earnings or other comprehensive income (loss), as appropriate. All available positive and negative evidence is weighed to determine whether a valuation allowance should be recorded.

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
February 20, 2026

We have served as the Company’s auditor since 2014.

TRONOX HOLDINGS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Millions of U.S. dollars, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Net sales	$2,898	$3,074	$2,850
Cost of goods sold	2,629	2,559	2,388
Gross profit	269	515	462
Restructuring and other charges	232	—	—
Selling, general and administrative expenses	290	296	276
(Loss) Income from operations	(253)	219	186
Interest expense	(189)	(167)	(158)
Interest income	6	10	18
Loss on extinguishment of debt	—	(3)	—
Other (expense) income, net	(22)	14	3
(Loss) Income before income taxes	(458)	73	49
Income tax provision	(15)	(127)	(363)
Net loss	(473)	(54)	(314)
Net (loss) income attributable to noncontrolling interest	(3)	(6)	2
Net loss attributable to Tronox Holdings plc	$(470)	$(48)	$(316)

Loss per share:
Basic	$(2.97)	$(0.31)	$(2.02)
Diluted	$(2.97)	$(0.31)	$(2.02)

Weighted average shares outstanding, basic (in thousands)	158,484	157,819	156,397
Weighted average shares outstanding, diluted (in thousands)	158,484	157,819	156,397
See notes to consolidated financial statements.

TRONOX HOLDINGS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Millions of U.S. dollars)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(473)	$(54)	$(314)
Other comprehensive income (loss):
Foreign currency translation adjustments	178	(80)	(15)
Pension and postretirement plans (See Note 23):
Actuarial gains (losses), net of tax expense of $1, tax expense of $2 and tax benefit of $5 in 2025, 2024 and 2023, respectively	—	7	(14)
Amortization of unrecognized actuarial losses, net of nil taxes in 2025, 2024 and 2023	1	1	—
Total pension and postretirement gains (losses)	1	8	(14)
Realized (gains) losses on derivative instruments reclassified from accumulated other comprehensive loss to the Consolidated Statements of Operations (net of tax expense of $3 in 2025, net of tax benefit of nil and $3 in 2024 and 2023, respectively	(5)	(5)	2
Unrealized gains (losses) on derivative financial instruments, (net of tax expense of $3, tax expense of $1 and tax benefit of $1 in 2025, 2024, and 2023, respectively; See Note 16)	(7)	3	(15)

Other comprehensive income (loss)	167	(74)	(42)

Total comprehensive loss	$(306)	$(128)	$(356)

Comprehensive income (loss) attributable to noncontrolling interest:
Net (loss) income	(3)	(6)	2
Foreign currency translation adjustments	4	(8)	4

Comprehensive income (loss) attributable to noncontrolling interest	1	(14)	6

Comprehensive loss attributable to Tronox Holdings plc	$(307)	$(114)	$(362)
See notes to consolidated financial statements.

TRONOX HOLDINGS PLC
CONSOLIDATED BALANCE SHEETS
(Millions of U.S. dollars, except share and per share data)

	December 31,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$199	$151
Restricted cash	12	1
Accounts receivable (net of allowance of $1 in 2025 and $1 in 2024)	289	266
Inventories, net	1,652	1,551
Prepaid and other assets	112	184
Income taxes receivable	1	2
Total current assets	2,265	2,155
Noncurrent Assets
Property, plant and equipment, net	2,007	1,927
Mineral leaseholds, net	608	616
Intangible assets, net	214	244
Lease right of use assets, net	173	140
Deferred tax assets	833	830
Other long-term assets	117	126
Total assets	$6,217	$6,038

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$481	$499
Accrued liabilities	274	247
Short-term lease liabilities	22	24
Obligations under inventory financing arrangement	50	—
Short-term debt	51	65
Long-term debt due within one year	39	35
Income taxes payable	2	4
Total current liabilities	919	874
Noncurrent Liabilities
Long-term debt, net	3,132	2,759
Pension and postretirement healthcare benefits	81	85
Asset retirement obligations	198	172
Environmental liabilities	39	40
Long-term lease liabilities	148	107
Deferred tax liabilities	208	174
Other long-term liabilities	43	36
Total liabilities	4,768	4,247

Commitments and Contingencies - Note 20
Shareholders’ Equity
Tronox Holdings plc ordinary shares, par value $0.01 — 158,557,858 shares issued and outstanding at December 31, 2025 and 157,938,056 shares issued and outstanding at December 31, 2024	2	2
Capital in excess of par value	2,103	2,084
Retained Earnings	30	555
Accumulated other comprehensive loss	(717)	(880)
Total Tronox Holdings plc shareholders’ equity	1,418	1,761
Noncontrolling interest	31	30
Total equity	1,449	1,791
Total liabilities and equity	$6,217	$6,038
See notes to consolidated financial statements.

TRONOX HOLDINGS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of U.S. dollars)

	Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities:
Net loss	$(473)	$(54)	$(314)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	302	285	275
Deferred income taxes	12	110	330
Share-based compensation expense	20	21	21
Amortization of deferred debt issuance costs and discount on debt	10	10	9
Loss on extinguishment of debt	—	1	—
Restructuring and other charges	232	—	—
Other non-cash affecting net loss	59	30	37
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(9)	11	84
Increase in inventories, net	(26)	(115)	(151)
Decrease in prepaid and other assets	59	40	37
Restructuring payments	(76)	—	—
Decrease in accounts payable and accrued liabilities	(26)	(11)	(84)
Net changes in income tax payables and receivables	(2)	10	(24)
Changes in other non-current assets and liabilities	(22)	(38)	(36)
Cash provided by operating activities	60	300	184

Cash Flows from Investing Activities:
Capital expenditures	(341)	(370)	(261)
Loans	15	—	—
Proceeds from the sale of assets	4	27	6
Purchase of investment securities	(6)	—	—
Cash used in investing activities	(328)	(343)	(255)

Cash Flows from Financing Activities:
Repayments of short-term debt	(144)	(18)	(148)
Repayments of long-term debt	(29)	(228)	(17)
Proceeds from short-term debt	100	55	86
Proceeds from inventory financing arrangement	50	—	—
Proceeds from long-term debt	400	217	347
Debt issuance costs	(7)	(16)	(3)
Dividends paid	(48)	(80)	(89)
Restricted stock and performance-based shares settled in cash for taxes	(1)	(1)	—
Cash provided by (used in) financing activities	321	(71)	176

Effects of exchange rate changes on cash and cash equivalents and restricted cash	6	(7)	4

Net increase (decrease) in cash and cash equivalents and restricted cash	59	(121)	109
Cash and cash equivalents and restricted cash at beginning of period	152	273	164
Cash and cash equivalents and restricted cash at end of period	$211	$152	$273

Supplemental cash flow information:
Interest paid, net	$157	$151	$143

Income taxes paid	$4	$10	$54
See notes to consolidated financial statements.

TRONOX HOLDINGS PC
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Millions of U.S. dollars)

	Tronox Holdings plc Ordinary Shares (in thousands)	Tronox Holdings plc Ordinary Shares (amount)	Capital in Excess of par Value	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Tronox Limited Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at January 1, 2023	154,497	$2	$2,043	$1,080	$(768)	$2,357	$46	$2,403
Net loss	—	—	—	(316)	—	(316)	2	(314)
Other comprehensive (loss) income	—	—	—	—	(46)	(46)	4	(42)
Share-based compensation	2,320	—	21	—	—	21	—	21
Shares cancelled	(23)	—	—	—	—	—	—	—
Noncontrolling interest dividend	—	—	—	—	—	—	(8)	(8)
Ordinary share dividends ($0.50 per share)	—	—	—	(80)	—	(80)	—	(80)
Balance at December 31, 2023	156,794	$2	$2,064	$684	$(814)	$1,936	$44	$1,980
Net loss	—	—	—	(48)	—	(48)	(6)	(54)
Other comprehensive loss	—	—	—	—	(66)	(66)	(8)	(74)
Share-based compensation	1,184	—	21	—	—	21	—	21
Shares cancelled	(40)	—	(1)	—	—	(1)	—	(1)
Ordinary share dividends ($0.50 per share)	—	—	—	(81)	—	(81)	—	(81)
Balance at December 31, 2024	157,938	$2	$2,084	$555	$(880)	$1,761	$30	$1,791
Net loss	—	—	—	(470)	—	(470)	(3)	(473)
Other comprehensive income	—	—	—	—	163	163	4	167
Share-based compensation	762	—	20	—	—	20	—	20
Shares cancelled	(142)	—	(1)	—	—	(1)	—	(1)
Ordinary share dividends ($0.35 per share)	—	—	—	(55)	—	(55)	—	(55)
Balance at December 31, 2025	158,558	$2	$2,103	$30	$(717)	$1,418	$31	$1,449
See notes to consolidated financial statements.

TRONOX HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Millions of U.S. dollars, except share, per share and metric tons data or unless otherwise noted)
1.    The Company

Tronox Holdings plc (referred to herein as "Tronox", the "Company", "we", "us", or "our") operates titanium-bearing mineral sand mines and beneficiation operations in Australia and South Africa to produce feedstock materials that can be processed into TiO2 for pigment, high purity titanium chemicals, including titanium tetrachloride, and Ultrafine© titanium dioxide used in certain specialty applications. Our strategy is to be vertically integrated and produce enough feedstock materials to be as self-sufficient as possible in the production of TiO2 at our seven pigment facilities located in the United States, Australia, Brazil, UK, France and the Kingdom of Saudi Arabia (“KSA”). We believe that vertical integration is the best way to achieve our ultimate goal of delivering low cost, high-quality pigment to our coatings and other TiO2 customers throughout the world. The mining, beneficiation and smelting of titanium bearing mineral sands creates meaningful quantities of zircon, pig iron and the rare-earth bearing mineral, monazite, which we also supply to customers around the world.

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
2.    Significant Accounting Policies
Foreign Currency
The U.S. dollar is our reporting currency for our consolidated financial statements in U.S. GAAP. We determine the functional currency of each subsidiary based on a number of factors, including the predominant currency for revenues, expenditures and borrowings. Adjustments from the remeasurement of non-functional currency monetary assets and liabilities are recorded in “Other expense (income), net” in the Consolidated Statements of Operations. When a subsidiary’s functional currency is not the U.S. dollar, translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are recorded in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets.
Translation adjustments on intercompany foreign currency receivables and payables that are not expected to be settled in the foreseeable future are reported in the same manner as translation adjustments.
Revenue Recognition
We recognize revenue at a point in time when the customer obtains control of the promised products. For most transactions this occurs when products are shipped from our manufacturing facilities or at a later point when control of the products transfers to the customer at a specified destination or time. All amounts billed to a customer in a sales transaction related to shipping and handling represent revenues earned and are reported as “Net sales” in the Consolidated Statements of Operations. Accruals are made for sales returns, rebates and other allowances, which are recorded in “Net sales” in the Consolidated Statements of Operations and are based on our historical experience and current business conditions. Additionally, we have elected the practical expedient to exclude sales taxes and similar taxes that we collect from customers on behalf of government authorities from the revenue transaction price. See Note 4.
Cost of Goods Sold
Cost of goods sold includes costs for purchasing, receiving, manufacturing, and distributing products, including raw materials, energy, labor, depreciation, depletion, shipping and handling, freight, warehousing, and other production costs.
Research and Development
Research and development costs, included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations comprised of salaries, building costs, utilities, administrative expenses, third party research, and allocations of corporate costs, were $15 million, $14 million, and $12 million during 2025, 2024, and 2023, respectively, and were expensed as incurred.
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
At December 31, 2025 and December 31, 2024, we had restricted cash of approximately $12 million and $1 million, respectively. The amount at December 31, 2025 is primarily in the United States related to the annual payment associated with the sale of the Hawkins Point Plant. See Note 20 for further details. The amount at December 31, 2024 was in South Africa related to a profit-sharing arrangement as well as in Australia related to outstanding performance bonds.
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
Net periodic pension and postretirement benefit cost represents the aggregation of service cost, interest cost, expected return on plan assets, amortization of prior service costs or credits and actuarial gains or losses previously recognized as a component of OCI and it is recorded in the Consolidated Statements of Operations. The service cost component of the net periodic service cost component is recorded in cost of goods sold and selling, general and administrative expenses in the Consolidated Statements of Operations based on the employees’ respective functions. The remaining portion of the net periodic cost related to interest cost, expected return in plan assets, amortization of prior service costs or credits, and actuarial gains or losses is recorded in Other expense (income), net in the Consolidated Statement of Operations.
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
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". The amendments in this update apply to all entities that are subject to Topic 740, Income Taxes. The standard requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The amendments in this update are effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. We adopted this standard as of December 31, 2025. Refer to Note 6 for further details.

3. Restructuring and Other Charges

The following table summarizes the impact of the charges as a result of this action on the Consolidated Statements of Operations:

	Severance and employee benefits (1)	Idling Activities (2)	Asset retirement obligation adjustments	Environmental liability	Contract abandonment and other changes	Total cash charges	Asset disposal (3)	Other non-cash charges	Total non-cash charges	Total restructuring and other charges
Botlek closure	$27	$54	$11	$—	$10	$102	$70	$1	$71	$173
Fuzhou closure	10	—	1	8	2	21	37	1	38	59
Year Ended December 31, 2025	$37	$54	$12	$8	$12	$123	$107	$2	$109	$232
(1) Represents severance that is statutorily required by law as well as any incremental enhancements that are provided by the respective actions.
(2) Represents decommissioning and idling activities and are expensed as incurred.
(3) Represents asset write-offs and accelerated depreciation.

Botlek closure

In March 2025, Tronox announced that it informed its Netherlands' labor force that it proposed to idle its 90,000 metric ton per year TiO2 plant in the Netherlands indefinitely, as a result of a strategic review it undertook of the Company's global asset footprint. The Company believed this decision would optimize its global production footprint and improve its capacity utilizations. Approximately 240 employees were impacted by the action. As a result of this decision, the Company expects to record total restructuring and other related charges of approximately $180 million, approximately $75 million of which is expected to be related to non-cash items, arising from idling site operations which is currently expected to be completed in the first half of 2026.
For the year ended December 31, 2025, Tronox incurred $173 million of charges, of which $71 million were non-cash. These charges included $27 million in severance and employee separation benefits charges, $54 million for activities associated with idling of site operations, $11 million associated with asset retirement obligation adjustments, and $10 million of contract early termination charges. Tronox expects to incur incremental expenses associated with these items through the first half of 2026 as severance and employee benefit obligations become due, site idling activities occur and contracts are terminated.
In addition, the Company has recorded a non-cash charge of $71 million during the year ended December 31, 2025, primarily associated with asset write-downs and accelerated depreciation associated with assets which are not redeployable to other locations of the Company. Assets at the site will continue to be evaluated for redeployment to other locations throughout the idling process which could result in changes to the amount of asset write-downs and accelerated depreciation.
Fuzhou closure
Subsequent to the Botlek plant closure, the Company continued to review its global pigment plant portfolio and ultimately in January 2026, announced its permanent closure of its 46,000 metric ton per year TiO2 plant in Fuzhou, China. The closure reflects ongoing weak Chinese domestic demand and increasing costs plus continued excess Chinese TiO2 production. This action was a result of a strategic review it undertook of the Company's global asset footprint. The Company believes this decision will optimize its global production footprint and improve its capacity utilizations. This action is expected to impact approximately 550 employees located at the site. As a result of this decision, the Company expects to record total restructuring and other related charges of approximately $60-80 million, $35-45 million of which is expected to be related to non-cash items, arising from idling site operations which is currently expected to be completed in 2026.
For the year ended December 31, 2025, Tronox incurred $59 million of charges, of which $38 million were non-cash related to the Fuzhou closure. These charges included $10 million in severance and employee separation benefits charges, $8 million associated with environmental obligation adjustments and $2 million of contract early termination charges. Tronox expects to incur incremental expenses associated with these items through the end of 2026 as severance and employee benefit obligations become due, site idling activities occur and contracts are terminated.
In addition, the Company has recorded a non-cash charge of $38 million during the year ended December 31, 2025, primarily associated with asset write-downs and accelerated depreciation associated with assets which are not redeployable to other locations of the Company.
Rollforward of restructuring and other charges reserve

The following table shows a rollforward of restructuring and other charges reserves that will result in cash spending. These amounts exclude asset retirement obligations and environmental liability, which are included in "Asset retirement obligations" and "Environmental liabilities", respectively, on the Consolidated Balance Sheets:

	Balance at January 1, 2025	Changes in Reserves	Cash Payments	Foreign currency translation and other	Balance at December 31, 2025
Botlek closure	$—	$91	$(76)	$1	$16
Fuzhou closure	—	12	—	—	12
Total	$—	$103	$(76)	$1	$28

Cash payments associated with the liability at December 31, 2025 for the Netherlands are expected to occur through the second quarter of 2026 and primarily through December 31, 2026, for Fuzhou. As of December 31, 2025, $23 million and $5 million are recorded within "Accrued liabilities" and "Other long-term liabilities", respectively, on the Consolidated Balance Sheet.
4.    Revenue
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
Contract Balances
Contract assets represent our rights to consideration in exchange for products that have transferred to a customer when the right is conditional on situations other than the passage of time. For products that we have transferred to our customers, our rights to the consideration are typically unconditional and only the passage of time is required before payments become due. These unconditional rights are recorded as accounts receivable. As of December 31, 2025, and December 31, 2024, we did not have material contract asset balances.
Contract liabilities represent our obligations to transfer products to a customer for which we have received consideration from the customer. When a customer has poor credit worthiness, we may receive advance payment that is accounted for as deferred revenue. Deferred revenue is earned when control of the product transfers to the customer, which is typically within a short period of time from when we received the advanced payment. Contract liability balances as of December 31, 2025 and December 31, 2024 were $4 million and less than $1 million, respectively. Contract liability balances were reported as “Accrued liabilities” in the Consolidated Balance Sheets. All material contract liabilities as of December 31, 2024 and 2023 were recognized as revenue in “Net sales” in the Consolidated Statements of Operations during the first quarter of 2025 and first quarter of 2024, respectively.
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
Net sales to external customers by geographic areas where our customers are located were as follows:

	Year Ended December 31,
	2025	2024	2023
North America	$749	$796	$754
South and Central America	193	208	159
Europe, Middle-East and Africa	1,166	1,191	1,131
Asia Pacific	790	879	806
Total net sales	$2,898	$3,074	$2,850

Net sales from external customers for each similar type of product were as follows:

	Year Ended December 31,
	2025	2024	2023
TiO2	$2,298	$2,407	$2,248
Zircon	274	322	257
Other products	326	345	345
Total net sales	$2,898	$3,074	$2,850
Other products mainly include pig iron, TiCl4 and other mining products. The nature, amount, timing and uncertainty of revenue and cash flows typically do not differ significantly among different products.
5.    Other (Expense) Income, Net
Other (expense) income, net is comprised of the following:

	Year Ended December 31,
	2025	2024	2023
Net realized and unrealized foreign currency gains (losses)	$(6)	$1	$6
Pension and postretirement benefit interest cost, expected return on assets and amortization of actuarial losses	(2)	(1)	—
AR Securitization fees(1)	(13)	(15)	(12)
Sale of royalty interest	—	28	—
AMIC technical service support fee (Note 24)	—	—	6
Other, net	(1)	1	3
Total	$(22)	$14	$3
_____________________
(1)    Amount represents expenses associated with the Company's accounts receivable securitization program. Refer to Note 9 for further details.
6.    Income Taxes
Our operations are conducted through various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.
(Loss) income before income taxes is comprised of the following:

	Year Ended December 31,
	2025	2024	2023
United Kingdom	$(46)	$(35)	$(47)
International	(412)	108	96
(Loss) Income before income taxes	$(458)	$73	$49

The income tax provision is summarized below:

	Year Ended December 31,
	2025	2024	2023
United Kingdom:
Current	$—	$—	$1
Deferred	—	—	—
International:
Current	(3)	(17)	(34)
Deferred	(12)	(110)	(330)
Income tax provision	$(15)	$(127)	$(363)

The following table reconciles the applicable statutory income tax rates to our effective income tax rates for “Income tax provision” as reflected in the Consolidated Statements of Operations.

	Year Ended December 31,
	2025		2024		2023
	$	%	$	%	$	%
Statutory tax rate - United Kingdom	$114	25%	$(18)	25%	$(12)	24%
Foreign tax effects
Australia
Nondeductible debt costs	(38)	(8)%	(14)	19%	(12)	24%
Prior period accrual - nondeductible debt costs	(20)	(5)%	—	—%	(1)	2%
Tax rates different than statutory	11	2%	9	(13)%	12	(24)%
Other adjustments	—	—%	—	—%	2	(4)%
Changes in valuation allowances	(5)	(1)%	(38)	52%	(341)	697%
Brazil
Other adjustments	1	—%	2	(3)%	—	—%
Changes in valuation allowances	(4)	(1)%	(20)	28%	—	—%
Canada
Gain on sale of royalty interest	—	—%	(7)	10%	—	—%
China
Changes in valuation allowances	(18)	(4)%	(1)	1%	(1)	2%
The Netherlands
Other adjustments	1	—%	—	—%	1	(2)%
Changes in valuation allowances	(41)	(9)%	(34)	46%	—	—%
South Africa
Tax rates different than statutory	—	—%	(3)	4%	(5)	10%
Other adjustments	(2)	—%	—	—%	1	(2)%
Switzerland
Expiration of carryover losses	—	—%	—	—%	(6)	12%
Changes in valuation allowances	—	—%	—	—%	6	(12)%
Other adjustments	—	—%	—		1	(2)%
United States
Transfer pricing adjustment	—	—%	—	—%	(4)	8%
State and local taxes	(2)	—%	(3)	4%	(8)	16%
Tax rates different than statutory	—	—%	6	(8)%	4	(8)%
Other adjustments	(2)	—%	—	—%	1	(2)%
Changes in valuation allowances	2	—%	2	(3)%	9	(18)%
Other foreign jurisdictions	(1)	—%	1	(1)%	—	—%
Effect of changes in tax laws or rates	—	—%	—	—%	2	(4)%
Effect of cross-border tax laws	—	—%	—	—%	—	—%
Tax credits	—	—%	—	—%	—	—%
Changes in valuation allowances	(9)	(2)%	(3)	4%	(9)	18%
Nontaxable or nondeductible items	—	—%	(2)	3%	—	—%
Prior period accruals	(2)	—%	(5)	7%	(3)	6%
Other adjustments	—	—%	1	(1)%	—	—%
Effective tax rate	$(15)	(3)%	$(127)	174%	$(363)	741%

Tronox Holdings plc is a U.K. public limited company and the parent company for the business group. The statutory tax rate in the U.K. was 25% at December 31, 2025, 2024 and 2023. The statutory rate in the U.K. changed to 25% effective April 1, 2023 and a weighted average rate of 23.5% was applied for the full year 2023.

The effective tax rates in 2025, 2024 and 2023 are all influenced by a variety of factors, primarily income and losses in jurisdictions with valuation allowances, non-taxable income and expenses, withholding taxes, prior year accruals, and rates different than the United Kingdom statutory rate. The valuation allowances in each year were impacted by items other than income and losses as follows: 2024 was impacted by recording valuation allowances in Brazil and the Netherlands and 2023 was impacted by recording valuation allowances in China and Australia.
Net deferred tax assets (liabilities) at December 31, 2025 and 2024 were comprised of the following:

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss and other carryforwards	$1,940	$1,812
Property, plant and equipment, net	146	167
Reserves for environmental remediation and restoration	61	52
Obligations for pension and other employee benefits	46	42
Investments	—	—
Grantor trusts	604	603
Inventories, net	12	14
Interest	138	161
Lease liabilities	51	45
Other accrued liabilities	4	4
Intangible assets	10	5
Other	3	6
Total deferred tax assets	3,015	2,911
Valuation allowance associated with deferred tax assets	(2,040)	(1,951)
Net deferred tax assets	975	960

Deferred tax liabilities:
Inventories, net	(7)	(7)
Property, plant and equipment, net	(291)	(250)
Intangible assets, net	—	—
Lease assets	(50)	(44)
Foreign exchange	(2)	(1)
Interest	—	—
Other	—	(2)
Total deferred tax liabilities	(350)	(304)
Net deferred tax asset	$625	$656

Balance sheet classifications:
Deferred tax assets — long-term	$833	$830
Deferred tax liabilities — long-term	$(208)	$(174)
Net deferred tax asset	$625	$656
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
There was an increase to our valuation allowance of $89 million and $91 million during 2025 and 2024, respectively. The table below sets forth the changes, by jurisdiction:

	December 31,
	2025	2024
United Kingdom	$11	$5
United States	1	(1)
Australia	9	39
The Netherlands	47	32
Brazil	3	15
China	18	1
Total increase in valuation allowances	$89	$91
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
At December 31, 2025, we continue to maintain full valuation allowances related to the total net deferred tax assets in Australia, Brazil, the Netherlands and the United Kingdom, as we cannot objectively assert that these deferred tax assets are more likely than not to be realized. Future provisions for income taxes in these jurisdictions will include no tax benefits with respect to losses incurred and tax expense only to the extent of current tax payments until the valuation allowances are eliminated. Additionally, we have valuation allowances against specific tax assets in China, South Africa and the U.S.
The deferred tax assets generated by tax loss carryforwards in Australia, Brazil, China, the Netherlands and the United Kingdom have been fully offset by valuation allowances. In the United States, the deferred tax assets generated by tax loss carryforwards are partially offset by a valuation allowance to the extent they are subject to expiration. The expiration of tax loss carryforwards at December 31, 2025 are shown below. The tax loss carryforwards in Australia, Brazil, France, Saudi Arabia, South Africa, the Netherlands and the United Kingdom do not expire.

	2026	2027	2028	2029	2030	2031 - 2045	Unlimited	Total Tax Loss Carryforwards
United Kingdom	$—	$—	$—	$—	$—	$—	$(171)	$(171)
Australia	—	—	—	—	—	—	(775)	(775)
The Netherlands	—	—	—	—	—	—	(285)	(285)
France	—	—	—	—	—	—	(191)	(191)
South Africa	—	—	—	—	—	—	(31)	(31)
China	—	(3)	(7)	—	(13)	—	—	(23)
Brazil	—	—	—	—	—	—	(39)	(39)
Saudi Arabia	—	—	—	—	—	—	(1)	(1)
U.S. Federal	—	—	—	—	—	(3,899)	(418)	(4,317)
U.S. State	(55)	(2)	(3)	(1)	(175)	(3,958)	(55)	(4,249)
Total tax loss carryforwards	$(55)	$(5)	$(10)	$(1)	$(188)	$(7,857)	$(1,966)	$(10,082)

At December 31, 2025, Tronox Holdings plc had foreign subsidiaries with undistributed earnings. Although we would not be subject to income tax on these earnings, amounts totaling $720 million are in specific jurisdictions which we assert are indefinitely reinvested outside of the parents' taxing jurisdictions. These amounts could be subject to withholding tax if distributed, but the Company has made no provision for tax related to these undistributed earnings. The Company has removed its assertion that earnings in China are indefinitely reinvested, and the withholding tax accruals for potential repatriations from that jurisdiction are now reflected in the effective tax rate reconciliation above.
The noncurrent liabilities section of our Consolidated Balance Sheet does not reflect any reserves for uncertain tax positions for either 2025 or 2024.
Our Brazil, China, Netherlands and Saudi Arabia returns are closed through 2020; our South Africa, UK and U.S. returns are closed through 2021; and our France return is closed through 2022. During the year ended December 31, 2025, the Company received notification that the Australian Taxation Office ("ATO") initiated an audit of Tronox Limited, Tronox Holdings plc and their associates for the calendar years 2019 - 2022. As of the date hereof, the Company is continuing to respond to requests for information with respect to this audit.
We believe that we have made adequate provision for income taxes that may be payable with respect to years open for examination; however, the ultimate outcome is not presently known and, accordingly, additional provisions may be necessary and/or reclassifications of noncurrent tax liabilities to current may occur in the future.
The new U.S. tax law, officially titled the "One Big Beautiful Bill", was signed into law on July 4, 2025. It represents a significant update of tax policy and includes a wide range of provisions. Many of the policy updates do not have a material impact on our U.S. entities.

During the year ended December 31, 2023, the United Kingdom enacted legislation consistent with guidance from the Organization for Economic Co-operation and Development ("OECD") for the implementation of Pillar Two, effective beginning in 2024. Additionally, various other jurisdictions have now implemented Domestic Minimum Taxes which are also effective beginning in 2024. Neither the UK Multinational Top-up Tax nor any jurisdiction's Domestic Minimum Tax have an impact on our income tax provisions for 2025.
The net amount of taxes paid and refunded is presented in the Consolidated Statement of Cash Flows. Detail for the income taxes paid by the Company by jurisdiction are as follows:

	Year Ended December 31,
	2025	2024	2023
Canada	$—	$(7)	$—
France	—	—	(3)
The Netherlands	—	—	(4)
Saudi Arabia	—	2	(12)
South Africa	(4)	(4)	(34)
United Kingdom	1	—	—
Other jurisdictions	(1)	(1)	(1)
Incomes taxes paid	$(4)	$(10)	$(54)
7.    Loss Per Share
The computation of basic and diluted loss per share for the periods indicated is as follows:

	Year Ended December 31,
	2025	2024	2023
Numerator – Basic and Diluted:
Net loss	$(473)	$(54)	$(314)
Less: Net (loss) income attributable to noncontrolling interest	(3)	(6)	2
Net loss available to ordinary shares	$(470)	$(48)	$(316)

Denominator – Basic and Diluted:
Weighted-average ordinary shares, basic (in thousands)	158,484	157,819	156,397
Weighted-average ordinary shares, diluted (in thousands)	158,484	157,819	156,397

Net loss per Ordinary Share:
Basic net loss per ordinary share	$(2.97)	$(0.31)	$(2.02)
Diluted net loss per ordinary share	$(2.97)	$(0.31)	$(2.02)
Net loss per ordinary share amounts were calculated from exact, unrounded net loss and share information. Anti-dilutive shares not recognized in the diluted net loss per share calculation for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Shares
	2025	2024	2023
Options	—	—	217,643
Restricted share units	5,039,873	1,997,987	2,475,125
8. Inventory Financing Arrangement

On July 29, 2025, we entered into an inventory financing arrangement whereby we agree with our counterparty to sell certain inventory, with short payment terms, and subsequently we repurchase such inventory at an agreed upon price with terms not to exceed 360 days. The agreed upon repurchase price is generally calculated as the original sale price plus financing charges and a nominal spread. As of December 31, 2025, we financed inventory of $50 million and we incurred $2 million of accrued interest, which were included in “Obligations under inventory financing arrangements” and “Accrued Liabilities”, respectively, on the

Consolidated Balance Sheets. For the year ended December 31, 2025 we recorded $2 million of financing charges within “Interest Expense” on the Consolidated Statement of Operations.

In January 2026, we repaid in cash our payable due to the counterparty and shortly thereafter, we entered into a new inventory financing arrangement on terms similar to those referenced above. The amount financed in this new transaction remains at $50 million.
9.    Accounts Receivable Securitization Program
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
In June 2023, the Company entered into an additional amendment (the “Second Amendment”) to further include receivables generated by our wholly-owned European operating subsidiaries Tronox Pigment Holland BV and Tronox Pigment UK Limited. Neither the facility limit nor the program term were changed as a result of the Second Amendment, which remained at $200 million and November 2025, respectively. As a result of the Second Amendment, during the year ended December 31, 2023, we incurred $1 million of transaction costs, which are recorded in "Other expense (income), net" in our Consolidated Statement of Operations.
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
The program is structured on a revolving basis under which cash collections from receivables are used to fund additional purchases of receivables at 100% face value, not to exceed the facility limit. At December 31, 2025 and 2024, the total value of accounts receivable sold under the Securitization Facility and derecognized from the Company's Consolidated Balance Sheet was $230 million and $215 million, respectively. This resulted in the Company recording $15 million within "Accounts payable" on the Consolidated Balance Sheet at December 31, 2024 as this amount is due to the Purchaser as a result of a periodic decrease in accounts receivable sold to the Purchaser, which was paid in January 2025. There were no corresponding amounts at December 31, 2025. Additionally, at December 31, 2025 and 2024, respectively, we retained $133 million and $109 million of unsold receivables that we pledged as collateral for the sold receivables.
The following table sets forth a summary of the receivables sold and fees incurred under the program during the related periods:

	Year Ended December 31,
	2025	2024
Cash proceeds from collections reinvested in the program	$1,091	$1,051
Incremental accounts receivables sold	1,106	1,080
Fees incurred[1]	13	15
1 Amounts relate to monthly utilization of the Securitization Facility and related third-party advisor fees. Such amounts are recorded in "Other expense (income), net" in our Consolidated Statements of Operations.
10.    Inventories, net
Inventories, net consisted of the following:

	December 31,
	2025	2024
Raw materials	$399	$329
Work-in-process	163	129
Finished goods, net	850	855
Materials and supplies, net	240	238
Inventories, net	$1,652	$1,551
Materials and supplies, net consists of processing chemicals, maintenance supplies, and spare parts, which will be consumed directly and indirectly in the production of our products.
At December 31, 2025 and 2024, there was approximately $57 million and $59 million, respectively, of inventory that is not expected to be sold within in one year and as such, has been recorded in "Other long-term assets" on the Consolidated Balance Sheet.
At December 31, 2025 and 2024, inventory obsolescence reserves were $47 million and $44 million, respectively. At December 31, 2025 and December 31, 2024, reserves for lower of cost and net realizable value were $42 million and $28 million, respectively.
11.    Property, Plant and Equipment
Property, plant and equipment, net of accumulated depreciation, consisted of the following:

	December 31,
	2025	2024
Land and land improvements	$243	$236
Buildings	459	407
Machinery and equipment	3,139	2,621
Construction-in-progress	341	490
Other	31	35
Subtotal	4,213	3,789
Less: accumulated depreciation	(2,206)	(1,862)
Property, plant and equipment, net	$2,007	$1,927
Substantially all the Property, plant and equipment, net is pledged as collateral for our debt. See Note 15.
The table below summarizes depreciation expense related to property, plant and equipment for the periods presented, recorded in the specific line items in our Consolidated Statements of Operations:

	Year Ended December 31,
	2025	2024	2023
Cost of goods sold	$222	$218	$210
Selling, general and administrative expenses	4	4	4
Total	$226	$222	$214

12.    Mineral Leaseholds, net
Mineral leaseholds, net of accumulated depletion, consisted of the following:

	December 31,
	2025	2024
Mineral leaseholds	$1,292	$1,249
Less accumulated depletion	(684)	(633)
Mineral leaseholds, net	$608	$616
Depletion expense related to mineral leaseholds during 2025, 2024, and 2023 was $36 million, $31 million, and $30 million, respectively, and was recorded in “Cost of goods sold” in the Consolidated Statements of Operations.
13.    Intangible Assets, net
Intangible Assets, net of accumulated amortization, consisted of the following:

	December 31, 2025			December 31, 2024
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$291	$(289)	$2	$291	$(270)	$21
TiO2 technology	94	(57)	37	94	(51)	43
Internal-use software and other	249	(74)	175	239	(59)	180
Intangible assets, net	$634	$(420)	$214	$624	$(380)	$244

As of December 31, 2025 and 2024, internal-use software included approximately $55 million and $116 million, respectively, of capitalized software costs which are not being amortized as the software is not ready for its intended use.
The table below summarizes amortization expense related to intangible assets for the periods presented, recorded in the specific line items in our Consolidated Statements of Operations:

	Year Ended December 31,
	2025	2024	2023
Cost of goods sold	$13	$6	$3
Selling, general and administrative expenses	27	26	28
Total	$40	$32	$31
Estimated future amortization expense related to intangible assets is $30 million for 2026, $35 million for 2027, $34 million for 2028, $32 million for 2029, $32 million for 2030 and $51 million thereafter.
14.    Balance Sheet and Cash Flows Supplemental Information
Accrued liabilities consisted of the following:

	December 31,
	2025	2024
Employee-related costs and benefits	$111	$107
Related party payables	4	13
Interest	27	17
Sales rebates	45	40
Taxes other than income taxes	9	9
Asset retirement obligations	17	14
Other accrued liabilities	61	47
Accrued liabilities	$274	$247

Additional supplemental cash flow information for the year ended and as of December 31, 2025, 2024 and 2023 is as follows:

	Year Ended December 31,
Supplemental non cash information:	2025	2024	2023
Operating activities - Chloride slag inventory purchases made from AMIC (including VAT)	$11	$67	$51
Operating activities - MGT sales made to AMIC	$6	$6	$6
Operating activities - Interest expense on MGT loan	$1	$1	$2
Operating activities - Withholding tax on sale of royalty interest[1]	$—	$7	$—
Investing activities - In-kind receipt of AMIC loan repayment	$11	$67	$51
Investing activities - Proceeds from sale of royalty interest[1]	$—	$7	$—
Financing activities - Repayment of MGT loan	$6	$6	$6
Financing activities - Initial commercial insurance premium financing agreement	$21	$18	$18

	December 31,
	2025	2024	2023
Capital expenditures acquired but not yet paid	$44	$91	$67

1 - During the year ended December 31, 2024, the Company sold a royalty interest in certain Canadian mineral properties for proceeds of $28 million (net of associated transaction costs) which was recorded in "Other (expense) income, net" on the consolidated statement of operations. Of the total proceeds, $7 million were withheld for tax purposes and never collected by the Company.
15. Debt

Long-term Debt
Long-term debt, net of an unamortized discount and debt issuance costs, consisted of the following:

	Original Principal	Annual Interest Rate	Maturity Date	December 31, 2025	December 31, 2024
2024 Term Loan Facility, net of unamortized discount(1)	741	Variable	4/4/2029	731	735
2024-B Term Loan Facility, net of unamortized discount(1)	902	Variable	9/30/2031	887	896
Senior Notes due 2029	1,075	4.63%	3/15/2029	1,075	1,075
Senior Secured Notes due 2030	400	9.13%	9/30/2030	400	—
RMB Term Loan Facility(1)	64	Variable	8/16/2029	57	58
Australian Government Loan, net of unamortized discount	N/A	N/A	12/31/2036	2	1
MGT Loan(2)	36	Variable	Variable	13	19
Finance leases				39	42
Long-term debt				3,204	2,826
Less: Long-term debt due within one year				(39)	(35)
Debt issuance costs				(33)	(32)
Long-term debt, net				$3,132	$2,759
(1)The average effective interest rate on the 2024 Term Loan Facility, including the impacts of the interest rate swaps, was 6.5% and 7.7% for the year ended December 31, 2025 and 2024, respectively. The average effective interest rate on the 2024-B Term Loan Facility, including the impacts of the interest rate swaps) was 6.5% and 6.1% for the year ended December 31, 2025 and 2024, respectively. The average effective interest rate on the RMB Term Loan Facility was 9.8% and 10.4% for the year ended December 31, 2025 and 2024, respectively.
(2)The MGT loan is a related party debt facility. Average effective interest rate on the MGT loan was 6.1% during both the year ended December 31, 2025 and 2024. Refer below for further details.

At December 31, 2025, the scheduled maturities of our long-term debt were as follows:

Total Borrowings
2026	39
2027	37
2028	31
2029	1,833
2030	415
Thereafter	859
Total	3,214
Remaining accretion associated with the 2024 Term Loan Facility and the 2024-B Term Loan Facility	(10)
Total borrowings	3,204
Long-term Debt
2024 Term Loan Facility

On May 1, 2024, the Company, its indirect subsidiary, Tronox Finance LLC (the "Borrower") and certain of the Company’s subsidiaries, entered into Amendment No. 4 ("Amendment 4") to the senior secured first lien term loan credit facility dated as of March 11, 2021 (as amended through and including Amendment No. 4, the "Credit Agreement") with the term lenders party thereto and HSBC Bank USA, National Association, as Administrative Agent and Collateral Agent. Amendment 4 provided the Borrower with a five-year incremental term loan facility ("the 2024 Term Loan Facility") in an aggregate initial principal amount of $741 million. The 2024 Term Loan Facility was used to refinance in full the Company's then outstanding term loan facilities entered into in April 2022 and April 2023, respectively, pursuant to the Credit Agreement.

Subject to certain customary and other exceptions, the obligations of the Borrower under the 2024 Term Loan Facility are (a) guaranteed on a joint and several basis by the Company and certain of the Company's restricted subsidiaries, and (b) secured by a first priority lien on substantially all of the Borrower's and guarantors' assets, including inventory, receivables and related assets, and equipment, equity interests in subsidiaries, and material real property, in each case subject to certain limitations and principles. The 2024 Term Loan Facility is a separate class of loans under the Credit Agreement, and if the Borrower elects to make an optional payment under the Credit Agreement or is required to make a mandatory prepayment under the Credit Agreement, the Borrower may, in each case, select which class or classes of loans to prepay.

The 2024 Term Loan Facility amortizes in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the 2024 Term Loan Facility commencing with the second full fiscal quarter after the effective date of the 2024 Term Loan Facility. The final maturity of the 2024 Term Loan Facility will occur on April 4, 2029. The 2024 Term Loan Facility permits amendments thereto whereby individual lenders may extend the maturity date of their outstanding loans upon the Borrower's request without the consent of any other lender, so long as certain conditions are met. The 2024 Term Loan Facility shall bear interest, at the Borrower's option, at either the base rate or the SOFR rate, in each case plus an applicable margin. The applicable margin in respect of the 2024 Term Loan Facility is 1.75% per annum for base rate loans or 2.75% per annum for SOFR rate loans.

The 2024 Term Loan Facility contains customary covenants that provide for certain restrictions with respect to, among other things and subject to certain limitations, thresholds and exceptions, the ability of the Company and its subsidiaries to: incur indebtedness; grant liens; pay dividends and make subsidiary and certain other distributions; sell assets; make investments; enter into transactions with affiliates; and make certain modifications to material documents (including organizational documents). The 2024 Term Loan Facility also contains customary representations and warranties, affirmative covenants and events of default. If an event of default occurs under the 2024 Term Loan Facility, then a majority of the lenders through the administrative agent, may (a) declare the 2024 Term Loan Facility (and all other loans) to be immediately due and payable and/or (b) foreclose on the collateral securing the obligations under the Credit Agreement.

On December 18, 2024, the Borrower, together with the Company and certain of the Company's subsidiaries, entered into Amendment No. 7 to the Credit Agreement (the "Repricing Amendment"). The Repricing Amendment amended the 2024 Term Loan Facility by (i) reducing the applicable rate per annum to 1.25% per annum for base rate loans or 2.25% per annum for SOFR rate loans and (ii) implementing certain mechanical and other related changes. As of December 31, 2025, the applicable margin under the 2024 Term Loan Facility was 2.25%. As of December 31, 2025 and 2024, the total outstanding principal balance was $736 million and $741 million, respectively, of which $7 million and $6 million, respectively, is recorded within "Long-term debt due within one year" on the Consolidated Balance Sheet.

2024-B Term Loan Facility

On September 30, 2024, the Borrower, together with the Company and certain of the Company's subsidiaries, entered into Amendment No. 6 to the Credit Agreement ("Amendment No. 6"). Amendment No. 6 provides the Borrower with a new seven-year incremental term loan facility (the "2024-B Term Loan Facility") in an aggregate principal amount of $902 million. The proceeds of the 2024-B Term Loan Facility was used to refinance in full all of the outstanding amounts of the then outstanding term loan facility entered into in March 2021 pursuant to the Credit Agreement.

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

The 2024-B Term Loan Facility amortizes in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the 2024-B Term Loans. The final maturity of the 2024-B Term Loan Facility will occur on September 30, 2031. The 2024-B Refinancing Facility permits amendments thereto whereby individual lenders may extend the maturity date of their outstanding loans upon the Borrower’s request without the consent of any other lender, so long as certain conditions are met. The 2024-B Term Loans bears interest, at the Borrower’s option, at either the base rate or the SOFR rate, in each case plus an applicable margin. The applicable margin in respect of the 2024-B Term Loan Facility is 1.5% per annum for base rate loans or 2.5% per annum for SOFR rate loans. Based on our first lien net leverage ratio pursuant to the credit agreement, the applicable margin under the 2024-B Term Loan Facility as of December 31, 2025 was 2.50%.

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

As a result of this transaction, we recognized approximately $2 million in "Loss on extinguishment of debt" on the Consolidated Statement of Operations for the year ended December 31, 2024. As of December 31, 2025 and 2024, the total outstanding principal balance was $893 million and $902 million, respectively, of which $9 million is recorded within "Long-term debt due within one year" on the Consolidated Balance Sheet for both periods.
Senior Notes due 2029
On March 15, 2021, Tronox Incorporated, a Delaware corporation (the "Issuer"), a wholly owned indirect subsidiary of the Company, closed an offering of $1,075 million aggregate principal amount of its 4.625% senior notes due 2029 (the "Senior Notes due 2029"). The notes were offered at par and issued under an indenture dated as of March 15, 2021 among the Company and certain of the Company's restricted subsidiaries as guarantors and Wilmington Trust, National Association. The Senior Notes due 2029 provide, among other thing, that the Senior Notes due 2029 are guaranteed by the Company and certain of the Company's restricted subsidiaries, subject to certain exceptions. The Senior Notes due 2029 and related guarantees are the senior obligations of the Company and the guarantors. The Senior Notes due 2029 have not been registered under the Securities Act, or any state securities laws, and may not be offered or sold in the United States absent registration requirements. The terms of the indenture, among other things, limit, in certain circumstances, the ability of the Company and its restricted subsidiaries to: incur secured indebtedness, incur indebtedness at a non-guarantor subsidiary, engage in certain sale-leaseback transactions and merge, consolidate or sell substantially all of their assets.
Senior Secured Notes due 2030
On September 26, 2025, the Issuer also closed an offering of $400 million aggregate principal amount of its 9.125% senior secured notes due 2030 (the “Senior Secured Notes due 2030”). The Notes were offered at par and issued under an indenture dated as of September 26, 2025 (the “Indenture”) among the Issuer and the Company and, as described below, certain of the Company’s restricted subsidiaries as guarantors and Wilmington Trust, National Association in its capacity as trustee and collateral agent.

The Indenture and the Senior Secured Notes due 2030 provide, among other things, that the Senior Secured Notes due 2030 are guaranteed by the Company and certain of the Company’s restricted subsidiaries, subject to certain exceptions. Subject to certain customary and other exceptions, the Senior Secured Notes due 2030 are secured by a first priority lien on substantially all of the Issuer's and guarantors' assets, including inventory, receivables and related assets, and equipment, equity interests in subsidiaries, and material real property, in each case subject to certain limitations and principles.
The Senior Secured Notes due 2030 are scheduled to mature on September 30, 2030, subject to a springing maturity date that is 91 days prior to the stated maturity date of the Company’s 4.625% Senior Notes due 2029, if on such date, the aggregate principal amount of the Senior Notes due 2029 outstanding is greater than $250 million. The terms of the Indenture, among other things, limit, in certain circumstances, the ability of the Issuer and the ability of the Company and its restricted subsidiaries to: incur secured indebtedness, incur indebtedness at a non-guarantor subsidiary, engage in certain sale-leaseback transactions and merge, consolidate or sell substantially all of their assets.

RMB Term Loan Facility and RMB Revolving Credit Facility

On August 16, 2024, Tronox Minerals Sands Proprietary Limited and Tronox KZN Sands Proprietary Limited, wholly- owned subsidiaries of the Company, entered into Amendment No. 2 (“the Amendment”) and restatement of a credit facility with RMB, that superseded and replaced the term loan facility and revolving credit facility with Standard Bank in their entirety. The amended credit facility provides the Company with (a) a new five-year term loan facility in an aggregate principal amount of R1.1 billion (approximately $66 million at the December 31, 2025 exchange rate) (the "RMB Term Loan Facility") and (b) a new three-year revolving credit facility (the "RMB Revolving Credit Facility") providing an increase of the revolving commitments of R1.2 billion (approximately $72 million at the December 31, 2025 exchange rate). The maturity date on the RMB Term Loan Facility and the RMB Revolving Credit Facility is August 16, 2029 and August 16, 2027, respectively. Mandatory capital repayments of R37.5 million (approximately $2 million at the December 31, 2025 exchange rate) are scheduled quarterly with the first mandatory repayment starting in March 31, 2025.

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

Australian Government Loan

We maintain an interest-free loan with the Australian government (“Australian Government Loan”) that is subject to renewal every 5 years and is contingent on renewal of our Australind site leases with final maturity in December 2036. The loan balance due upon maturity is AUD 6 million (approximately $4 million at the December 31, 2025 exchange rate). At December 31, 2025, the discounted value on the Australian Government Loan was approximately AUD 2 million (approximately $2 million at the December 31, 2025 exchange rate).

MGT Loan

On December 17, 2020, we completed our agreement with Cristal to acquire certain assets co-located at our Yanbu facility which produce metal grade TiCl4 (“MGT”) in exchange for a $36 million note payable. Repayment of the note payable is based on a fixed U.S. dollar per metric ton quantity of MGT delivered by us to Advanced Metal Industries Cluster and Toho Titanium Metal Co. Ltd (ATTM) over time and therefore the ultimate maturity date is variable in nature. If ATTM fails to purchase MGT from us under certain contractually agreed upon conditions, then at our election we may terminate the MGT supply agreement with ATTM and will no longer owe any amount under the loan agreement with Cristal. We currently estimate the ultimate maturity to be between approximately five to six years, subject to actual future MGT production levels. The interest rate is based on the Saudi Arabian Interbank Offered Rate (“SAIBOR”) plus a premium. As of December 31, 2025, the outstanding balance of the note payable was $13 million, of which $8 million is expected to be paid within the next twelve months (recorded within "Long-term debt due within one year" on our Consolidated Balance Sheet). Refer to Note 24 for further information on the MGT transaction.

Short-term Debt
Short-term debt consisted of the following:

	Annual Interest Rate	Maturity Date	December 31, 2025	December 31, 2024
Cash Flow Revolver	Variable	8/15/2029	—	33
RMB Revolving Credit Facility	Variable	8/16/2027	—	21
SEB Credit Facility	4.9%	2/28/2026	40	—
Insurance premium financing (Australia)	6.4%	3/1/2026	1	—
Insurance premium financing (global)	8.0%	4/1/2026	10	11
Short-term debt			$51	$65
As of February 13, 2026, the total outstanding principal balance on our short-term debt facilities was approximately $77 million.
Cash Flow Revolver

On August 15, 2024, the Borrower, together with the Company and certain of the Company's subsidiaries, entered into Amendment No. 5 to the Credit Agreement ("Amendment No. 5") with the revolving lenders party thereto and HSBC Bank USA, National Association, as Administrative Agent and Collateral Agent. Amendment No. 5 provided for a $350 million replacement revolving loan facility (the "Cash Flow Revolver") which refinanced and replaced the Borrower's existing $350 million revolving loan facility under the Credit Agreement initially entered in March 2021. As a result of this transaction, we recorded less than $1 million in "Loss on extinguishment of debt" on the Consolidated Statement of Operations for the year ended December 31, 2024.

The obligations of the Borrower under the Cash Flow Revolver are guaranteed and secured by the same guarantees and liens under the Credit Agreement prior to the effective date of Amendment No. 5. The Cash Flow Revolver is a separate class of loans under the Credit Agreement.

The maturity date of the Cash Flow Revolver will occur on the earlier of (a) August 15, 2029 and (b) the Springing Maturity Date. The Springing Maturity Date is defined under the Credit Agreement as the earlier of the date that is 91 days prior to (i) the scheduled maturity date of the 2024 Term Loan Facility if on such date the outstanding amount of the term loans under the 2024 Term Loan Facility is greater than $200 million, (ii) the stated maturity date of the Senior Unsecured 2029 if on such date the aggregate outstanding principal amount of the Senior Unsecured 2029 Notes is greater than $200 million, and (iii) the stated maturity date of certain debt-for-borrowed money (excluding debt issued under the Borrower's inside maturity date basket and certain other debt baskets under the Credit Agreement) incurred after the date of Amendment No. 5 if on such date the aggregate outstanding principal amount of such debt-for-borrowed money is greater than $200 million.

The Cash Flow Revolver bears interest, at the Borrower's option, at either the base rate or the SOFR rate, in each case plus an applicable margin. The applicable margin in respect of the Cash Flow Revolver shall be determined based on the Borrower's first lien net leverage ratio as of the then most recently ended fiscal quarter and shall range from 1.25% to 0.75% per annum for base rate loans or 2.25% to 1.75% per annum for SOFR rate loans. As of December 31, 2025, the applicable margin on the Cash Flow Revolver was 2.25%.

The Cash Flow Revolver contains substantially the same negative covenants applicable to the previous cash flow revolving credit facility, which covenants, subject to certain limitations, thresholds and exceptions, limit the Company and its restricted subsidiaries to (among other restrictions): incur indebtedness; grant liens; pay dividends and make subsidiary and certain other distributions; sell assets; make investments; enter into transactions with affiliates; and make certain modifications to material documents (including organizational documents). The Cash Flow Revolver also contains substantially the same representations and warranties, affirmative covenants and events of default applicable to the previous cash flow revolving credit facility. If an event of default occurs under the Cash Flow Revolver, then a majority of the lenders acting through the administrative agent, may (a) declare loans under the Cash Flow Revolver (and all other loans) to be immediately due and payable and/or (b) foreclose on the collateral securing the obligations under the Credit Agreement.

In addition, the Credit Agreement contains a springing financial covenant solely for the benefit of the revolving lenders of the Cash Flow Revolver under the Credit Agreement. The springing financial covenant requires compliance with a maximum first lien net leverage ratio of not greater than 4.75x (measuring the ratio of Consolidated First Lien Debt to Consolidated EBITDA, each as defined in the Credit Agreement) if, on the last day of any fiscal quarter, revolving exposure (excluding undrawn or cash collateralized letters of credit) exceeds 35% of the aggregate principal amount of all revolving commitments under the Cash Flow Revolver.

Debt issuance costs associated with the Cash Flow Revolver of $2 million were included in “Other long-term assets” in the Consolidated Balance Sheets at both December 31, 2025 and 2024, and were amortized over the life of the Cash Flow Revolver.

The average effective interest rate on the Cash Flow Revolver was 7.6% and 6.6% for the year ended December 31, 2025 and 2024, respectively.

Additionally, there is $18 million of issued and undrawn letters of credit under the Cash Flow Revolver as of December 31, 2025. Additionally, the undrawn letter of credit that was issued as a bi-lateral, stand-alone arrangement in connection with the sale of the Hawkins Point Plant (see Note 20 - Commitments and Contingencies) had an outstanding balance of $47 million as of December 31, 2025.

RMB Revolving Credit Facility
For a description of the RMB Revolving Credit Facility, see details above under "RMB Term Loan Facility and RMB Revolving Credit Facility".

Emirates Revolver

In prior years, the Company maintained a revolving credit facility with Emirates NBD PJSC (“Emirates”) which was secured by inventory of Tronox Pigment UK Limited. During the year ended December 31, 2023, we drew down 35 million Pound Sterling (approximately $43 million) and fully repaid the outstanding amount as of December 31, 2023.
In July 2025, Tronox Pigment UK Limited, as borrower, and Tronox Holdings plc, as guarantor, entered into a new revolving credit facility with Emirates which replaced the previous revolving credit facility with Emirates that expired in July 2025. The new Emirates revolving credit facility is secured by inventory of Tronox Pigment UK Limited and has a termination date of June 2026. The facility limit is 50 million Pound Sterling (approximately $67 million at the December 31, 2025 exchange rate) and can be drawn in either Pound Sterling, Euro or US Dollar. Under the terms of the revolver, the interest rate is SOFR plus 1.75% for U.S. dollar borrowings, Euribor plus 1.75% for Euro borrowings, and SONIA plus 1.75% for Pound Sterling borrowings. The average effective interest rate and applicable margin on the Emirates Revolver was 6.8% and 1.75%, respectively, for the year ended December 31, 2025.
SEB Credit Facility
On April 29, 2025, our KSA subsidiary entered into a short-term working capital facility with Saudi Export Import Bank ("SEB Credit Facility") for an amount up to SAR 150 million (approximately $40 million). The maturity date under the facility is February 28, 2026. The SEB Credit Facility bears interest at a fixed rate of 4.88% on outstanding balances. During the year ended December 31, 2025, we drew down the total SAR 150 million (approximately $40 million at the December 31, 2025 exchange rate) for general corporate purposes which is recorded in "Short-term debt" on our Consolidated Balance Sheet. The average effective interest rate on the SEB Credit Facility was 4.9% for the year ended December 31, 2025.
SABB Credit Facility

On October 16, 2019, our KSA subsidiary entered into a short-term working capital facility with the Saudi British Bank (“SABB Credit Facility”) for an amount up to SAR 70 million (approximately $19 million). The SABB Credit Facility bears interest at the Saudi Inter Bank Offered Rate plus 180 basis points on outstanding balances. In November 2023, the Company amended the agreement which amongst other things, extended the maturity date of the SABB Credit Facility from November 30, 2023 to November 30, 2024 and increased the facility limit to SAR 75 million (approximately $20 million at the December 31, 2025 exchange rate). In December 2024, the Company amended the agreement to extend the maturity date of the SABB Credit Facility to December 2025. The facility limit was reduced from SAR 75 million (approximately $20 million at the December 31, 2025 exchange rate) to SAR 45 million (approximately $12 million at the December 31, 2025 exchange rate). The SABB Credit Facility expired during 2025.

Itaù Unibanco S.A. Credit Facility

In November 2022, our Brazilian subsidiary entered into a working capital facility with Itaù Unibanco S.A. in Brazil for an amount up to 30 million BRL (approximately $5 million at the December 31, 2025 exchange rate). There is no maturity date under this facility until written notice is given. The facility bears interest at the Bolsa do Brasil reference rate on outstanding balances. There is no borrowings outstanding under this facility at December 31, 2025.
Insurance premium financing

In August 2024, the Company entered into a $29 million insurance premium financing agreement with a third-party financing company. The financing balance required a 37% down payment and was repaid in monthly installments over 9 months at an 8.6% fixed annual interest rate.

In May 2025, the Company entered into a $1 million insurance premium financing arrangement in one of our Australian subsidiaries with a third-party financing company. The financing balance is repaid in monthly installments over 10 months at a 6.4% fixed annual interest rate.
In August 2025, the Company entered into a $30 million insurance premium financing agreement with a third-party financing company. The financing balance required a 35% down payment and will be repaid in monthly installments over 8 months at an 8.0% fixed annual interest rate.
Debt Covenants
At December 31, 2025, we are in compliance with all financial covenants in our debt facilities.
Interest and Debt Expense, Net
Interest and debt expense, net in the Consolidated Statements of Operations consisted of the following:

	Year Ended December 31,
	2025	2024	2023
Interest on debt	$185	$168	$157
Amortization of deferred debt issuance costs and discounts on debt	10	10	9
Capitalized interest	(17)	(21)	(17)
Interest on capital leases and letters of credit and commitments	9	10	9
Inventory financing arrangement (Note 8)	$2	$—	$—
Total interest and debt expense, net	$189	$167	$158
In connection with obtaining debt, we incurred debt issuance costs, which are being amortized through the respective maturity dates on a straight-line basis for all of our debt facilities. At both December 31, 2025 and December 31, 2024, we had deferred debt issuance costs of $2 million related to the Cash Flow Revolver, which is recorded in “Other long-term assets” in the Consolidated Balance Sheets. At December 31, 2025 and December 31, 2024, we had debt discounts of $10 million and $13 million, respectively, and debt issuance costs of $33 million and $32 million, respectively, primarily related to our term loans and senior notes, which were recorded as a direct reduction of the carrying value of the long-term debt in the Consolidated Balance Sheets.
16. Derivative Financial Instruments

Derivatives recorded on the Consolidated Balance Sheet:

The following table is a summary of the fair value of derivatives outstanding at December 31, 2025 and 2024:

	Fair Value
	December 31, 2025		December 31, 2024
	Assets(a)	Accrued Liabilities	Assets(a)	Accrued Liabilities
Derivatives Designated as Cash Flow Hedges
Currency Contracts	$—	$—	$—	$13
Interest Rate Swaps	$7	$1	$33	$—
Natural Gas Hedges	$—	$—	$—	$—
Total Hedges	$7	$1	$33	$13
Derivatives Not Designated as Cash Flow Hedges
Currency Contracts	$5	$—	$1	$5
Total Derivatives	$12	$1	$34	$18

(a) At December 31, 2025 and 2024, current assets of $12 million and $34 million, respectively, are recorded in prepaid and other current assets on the Consolidated Balance Sheet.

Derivatives' Impact on the Consolidated Statements of Operations

The following table summarizes the impact of the Company's derivatives on the Consolidated Statements of Operations:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings
	Revenue	Cost of Goods Sold	Other (Expense) Income, net	Revenue	Cost of Goods Sold	Other (Expense) Income, net	Revenue	Cost of Goods Sold	Other Income (Expense), net
	Year Ended December 31, 2025			Year Ended December 31, 2024			Year Ended December 31, 2023
Derivatives Not Designated as Hedging Instruments
Currency Contracts	$—	$—	$(10)	$—	$—	$(11)	$—	$—	$3
Derivatives Designated as Hedging Instruments
Currency Contracts	$11	$(2)	$—	$3	$—	$—	$—	$(4)	$—
Natural Gas Hedges	$—	$—	$—	$—	$(2)	$—	$—	$(5)	$—
Total Derivatives	$11	$(2)	$(10)	$3	$(2)	$(11)	$—	$(9)	$3

Interest Rate Risk

During the second quarter of 2019, we entered into interest-rate swap agreements with an aggregate notional value of $750 million representing a portion of our Term Loan Facility, which effectively converted the variable rate to a fixed rate for that portion of the loan. The agreements were to expire in September 2024.

On March 27, 2023, the Company entered into amendments to two of our existing interest rate swap agreements with the counterparty banks. As a result of these amendments, the Company terminated two of our existing interest rate swap contracts which were indexed to LIBOR with an aggregate notional value of $500 million which had maturity dates of September 2024. At the time of these amendments, the Company determined that the interest payments hedged are still probable to occur, therefore, the gains accumulated of $11 million on the interest rate swaps prior to the amendments were being amortized into interest expense through September 22, 2024, the original maturity of the interest rate swap agreements.

We simultaneously entered into two SOFR-indexed forward starting interest rate swaps with the same counterparty banks with no change to the aggregate notional value. The forward starting swaps became effective in June 2023 and will mature in March 2028 which is aligned with the maturity date of the Term Loan Facility. Indexing forward starting swaps to SOFR also ensured that the reference rates in our hedge instruments are now aligned with the interest rate terms of the Term Loan Facility which also changed from LIBOR to SOFR in June 2023 as a result of Reference Rate Reform and pursuant to the loan agreement. We elected to apply the hedge accounting expedients in ASC Topic 848, Reference Rate Reform on Financial Reporting related to the following: 1) the assertion that the future forecasted transaction is still probable of occurring despite reference rate changes and 2) the assumption that the index of the future hedged transactions will match the index of the corresponding hedge instruments for the assessment of effectiveness.

Additionally, on March 27, 2023, the Company entered into a new interest rate swap with a $200 million notional value which matures in March 2028 and effectively converted the variable rate to a fixed rate for that portion of the 2022 Term Loan Facility.

On May 17, 2023, the Company entered into an agreement with the counterparty bank to amend the remaining $250 million notional of the three original interest rate swap contracts of $750 million aggregate notional value. As a result of this amendment, the Company changed the rate indexed in the contract from LIBOR to SOFR, effective June 30, 2023 as a result of the Reference Rate Reform and to align the index rate in this contract to that in the Term Loan Facility, as described above. This amendment did not change the notional value and the expiration date of this contract, which expired in September 2024. We completed a hedge effectiveness test as a result of this amendment and determined that this hedge instrument continues to be highly effective, enabling us to continue to apply hedge accounting over the remaining term of this hedge relationship.

As a result of Amendment No. 4 (discussed in Note 15), the Company noted that the hedged transaction associated with the interest rate swap with a notional value of $200 million (which converted the variable rate to a fixed rate for a portion of the then outstanding term loan facility entered into in April 2022) had changed as the hedged transaction would now convert the variable rate to a fixed rate for a portion of the 2024 Term Loan Facility. There were no amendments to the terms of the $200 million interest rate swap, including the notional value, index rate, or expiration date as a result of the amendment. However, given the change in the hedged transaction, we completed a hedge effectiveness test and determined that this hedge instrument continues to be highly effective at achieving offsetting cash flows related to the hedged transaction, enabling us to continue to apply hedge accounting over the remaining term of this hedge relationship.

In line with the original maturity date, one of the interest rate swap agreements (notional value of $250 million) expired in September 2024. As a result of this, on September 26, 2024, the Company entered into two new interest-rate swap agreements for a notional of $125 million each with two counterparty banks, for an aggregate notional of $250 million. These new agreements are effective as of September 30, 2024 and will mature on September 30, 2031, in line with the maturity date of the 2024-B Term Loan Facility following Amendment No.6 (discussed in Note 15). The Company has designated these two new hedges as cash flow hedges with the objective of ensuring that the Company continues to achieve the offsetting effect to the interest rate volatility associated with the $250 million portion of the 2024-B Term Loan Facility.
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
As of December 31, 2025, the Company maintains a total of $950 million of interest rate swaps (with $450 million maturing in March 2028 and $500 million maturing in September 2031) with the objective in using the interest-rate swap agreements to add stability to interest expense and to manage the Company's exposure to interest rate movements. These interest rate swaps have been designated as cash flow hedges and involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Fair value gains or losses on these cash flow hedges are recorded in accumulated other comprehensive loss and are subsequently reclassified into interest expense in the same periods during which the hedged transactions affect earnings.
For the year ended December 31, 2025, 2024 and 2023, the amounts recorded in interest expense related to the interest-rate swap agreements were $8 million, $26 million and $26 million, respectively. At December 31, 2025 and December 31, 2024, the net unrealized loss was less than $1 million and the unrealized gain was $26 million, respectively, and was recorded in "Accumulated other comprehensive loss" on the Consolidated Balance Sheet.
Foreign Currency Risk

From time to time, we enter into foreign currency contracts used to hedge forecasted third party non-functional currency sales for our South African subsidiaries. From time to time, we enter into foreign currency contracts used to hedge forecasted non-functional currency cost of goods sold and forecasted non-functional currency selling, general and administrative expenses ("SG&A expenses") for our Australian subsidiaries. These foreign currency contracts are designated as cash flow hedges. Changes to the fair value of these foreign currency contracts are recorded as a component of other comprehensive (loss) income, if these contracts remain highly effective, and are recognized in net sales, costs of goods sold or SG&A expenses in the period in which the forecasted transaction affects earnings or are recognized in other expense (income), net when the transactions are no longer probable of occurring.

As of December 31, 2025, we had no outstanding amounts to reduce the exposure of our Australian subsidiaries’ cost of sales and SG&A expenses to fluctuations in currency rates and no outstanding amounts to reduce the exposure of our South African subsidiaries' third party sales to fluctuations in currency rates. At December 31, 2025, there was a net realized gain of $1 million recorded in "Accumulated other comprehensive loss" on the Consolidated Balance Sheet, which is expected to be fully recognized in earnings during the year ended December 31, 2026.

From time to time, we enter into foreign currency contracts for the South African Rand, Australian Dollar, Euro, Pound Sterling and Saudi Riyal to reduce exposure of our subsidiaries’ balance sheet accounts not denominated in our subsidiaries’ functional currency to fluctuations in foreign currency exchange rates. Historically, we have used forward contracts to reduce the exposure. For accounting purposes, these foreign currency contracts are not considered hedges. The change in fair value associated with these contracts is recorded in “Other expense (income), net” within the Consolidated Statements of Operations and partially offsets the change in value of third party and intercompany-related receivables not denominated in the functional currency of the subsidiary. At December 31, 2025, there was (i) 572 million South African Rand (or approximately $35 million at the December 31, 2025 exchange rate), (ii) 161 million Australian dollars (or approximately $108 million at the December 31, 2025 exchange rate), (iii) 213 million Pound Sterling (or approximately $286 million at the December 31, 2025 exchange rate, (iv) 50 million Euro (or approximately $59 million at the December 31, 2025 exchange rate) and (v) 83 million Saudi Riyal (or approximately $22 million at the December 31, 2025 exchange rate) of notional amount of outstanding foreign currency contracts.
17.    Fair Value Measurement
For financial instruments that are subsequently measured at fair value, the fair value measurement is grouped into levels. See Note 2.
Our debt is recorded at historical amounts. The following table presents the fair value of our debt and derivative contracts at both December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
	Asset	Liability	Asset	Liability
2024 Term Loan Facility	—	605	—	744
2024-B Term Loan Facility	—	684	—	904
RMB Term Loan Facility	—	57	—	58
Senior Notes due 2029	—	754	—	966
Senior Secured Notes due 2030	—	399	—	—
Australian Government Loan	—	2	—	1
MGT Loan	—	13	—	19
Interest rate swaps	7	1	33	—
Foreign currency contracts	5	—	1	18
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
18.    Leases
Lease cost for the year ended December 31, 2025, 2024 and 2023 was comprised of the following:

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$47	$39	$37

Finance lease cost:
Amortization of right-of-use assets	7	6	$6
Interest on lease liabilities	5	5	$5

Short term lease cost	43	41	$36
Variable lease cost	10	8	$5
Total lease cost	$112	$99	$89

The table below summarizes lease cost for the year ended December 31, 2025, 2024 and 2023 recorded in the specific line items, which are subsequently recorded in our Consolidated Statements of Operations:

	Year Ended December 31,
	2025	2024	2023
Cost of goods sold	$97	$91	$82
Selling, general and administrative expenses	4	3	2
Interest expense	5	5	5
Restructuring(1)	$6	$—	$—
Total	$112	$99	$89

(1) Restructuring amounts relate to leased assets utilized at the Company's Netherlands plant after the March 2025 announcement to indefinitely close the facility. See Note 3.

The weighted-average remaining lease term in years and weighted-average discount rates at December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term:
Operating leases	10.8	11.3
Finance leases	6.4	6.95

Weighted-average discount rate:
Operating leases	11.4%	11.5%
Finance leases	12.5%	12.0%

The maturity analysis for operating leases and finance leases at December 31, 2025 were as follows:

	Operating Leases	Finance Leases
2026	38	10
2027	31	9
2028	28	9
2029	27	8
2030	$22	$8
Thereafter	152	14
Total lease payments	298	58
Less: imputed interest	(128)	(19)
Present value of lease payments	$170	$39

Additional information relating to cash flows and ROU assets for the years then ended is as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$42	$38	$40
Operating cash flows used for finance leases	$5	$5	$5
Financing cash flows used for finance leases	$6	$5	$5

Additional information relating to ROU assets for the year ended December 31, 2025 and 2024 is as follows:

	Year Ended December 31,
	2025	2024
ROU assets obtained in exchange for lease obligations:
Operating leases obtained in the normal course of business	$64	$32
Finance leases obtained in the normal course of business	$3	$4

As of December 31, 2025, we have ROU assets of $10 million for additional leases that have not yet commenced, as set forth below:

	ROU Asset	Commencement Period	Lease Duration
Operating Leases for Buildings	$2	2026	2 - 3 years
Finance Lease for Machinery & Equipment	$8	2026	7 - 15 years
19.    Asset Retirement Obligations
Asset retirement obligations consist primarily of rehabilitation and restoration costs, landfill capping costs, decommissioning costs, and closure and post-closure costs. Activity related to asset retirement obligations was as follows:

	Year Ended December 31,
	2025	2024
Balance, January 1	$186	$186
Additions	4	9
Accretion expense	21	20
Remeasurement/translation	17	(16)
Changes in estimates, including cost and timing of cash flows [1]	(4)	—
Settlements/payments	(9)	(13)
Balance, December 31	$215	$186

1 - Changes in estimates, including cost and timing of cash flows includes a charge of $11 million related to the Botlek plant closure and $1 million related to the Fuzhou plant closure, both recorded in "Restructuring and other charges" on the Consolidated Statements of Operations for the year ended December 31, 2025. Refer to note 3 for further details.

	December 31,
	2025	2024
Asset retirement obligations were classified as follows:
Current portion included in “Accrued liabilities”	$17	$14
Noncurrent portion included in “Asset retirement obligations”	198	172
Asset retirement obligations	$215	$186
We used the following assumptions in determining asset retirement obligations at December 31, 2025: inflation rates between 1.6% - 5.5% per year; credit adjusted risk-free interest rates between 5.0% -20.1%; the life of mines from less than 1 to 45 years and the useful life of assets between 3-42 years.
Environmental Rehabilitation Scheme
In accordance with applicable regulations, we established an environmental rehabilitation scheme for the prospecting and mining operations in South Africa, which receives, holds, and invests funds for the rehabilitation or management of asset retirement obligations. At December 31, 2025 and 2024, the total value of the assets held in the environmental rehabilitation scheme were $19 million and $16 million, respectively, which were recorded in “Other long-term assets” in the Consolidated Balance Sheets.
20.    Commitments and Contingencies
Purchase and Capital Commitments—At December 31, 2025, purchase commitments were $349 million for 2026, $313 million for 2027, $179 million for 2028, $145 million for 2029, $197 million for 2030, and $2,278 million thereafter.
Letters of Credit—At December 31, 2025, we had outstanding letters of credit and bank guarantees of $155 million, of which $65 million were letters of credit (inclusive of $47 million related to the sale of Hawkins Point as discussed below) and $90 million were bank guarantees. Amounts for performance bonds were not material.

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

Hawkins Point Plant.  Residual waste mud, known as Batch Attack Mud, and a spent sulfuric waste stream were deposited in an onsite repository (the “Batch Attack Lagoon”) at a former TiO2 manufacturing site, Hawkins Point Plant in Baltimore, Maryland, operated by Cristal USA, Inc. from 1954 until 2011. We assumed responsibility for remediation of the Hawkins Point Plant when we acquired the TiO2 business of Cristal in April 2019. On December 21, 2022, we sold the Hawkins Point Plant to the Maryland Port Administration ("MPA"), a state agency controlled by the Maryland Department of Transportation. Pursuant to the terms of the transaction, MPA became the lead party in developing and implementing appropriate measures to address, treat, control, and mitigate the environmental conditions at the property under the regulatory oversight of the Maryland Department of the Environment ("MPE"). Under MPA ownership, the Hawkins Point Plant will be utilized for storage and beneficial reuse of dredged material from the Port of Baltimore. In exchange for transferring ownership of the site to MPA, Tronox has agreed to make scheduled, annual payments to MPA which together with scheduled, annual contributions from MPA will be used to remediate the property. The sale of the property to MPA did not have a material impact to the Consolidated Statements of Operations. As of December 31, 2025, we have a provision of $41 million, of which $26 million and $15 million is included in "Environmental liabilities" and "Accrued Liabilities", respectively, in our Consolidated Balance Sheet for the Hawkins Point Plant consistent with the accounting policy described above.

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
21.    Accumulated Other Comprehensive Loss Attributable to Tronox Holdings plc and Other Equity Items
The tables below present changes in accumulated other comprehensive loss by component for 2025, 2024 and 2023.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (losses) on Derivatives	Total
Balance, January 1, 2023	$(710)	$(78)	$20	$(768)
Other comprehensive income (loss)	(19)	(14)	(15)	(48)
Amounts reclassified from accumulated other comprehensive loss	—	—	2	2
Balance, December 31, 2023	(729)	(92)	7	(814)
Other comprehensive (loss) income	(72)	7	3	(62)
Amounts reclassified from accumulated other comprehensive loss	—	1	(5)	(4)
Balance, December 31, 2024	$(801)	$(84)	$5	$(880)
Other comprehensive (loss) income	174	—	(7)	167
Amounts reclassified from accumulated other comprehensive loss	—	1	(5)	(4)
Balance, December 31, 2025	$(627)	$(83)	$(7)	$(717)

Repurchase of Common Stock
On February 21, 2024, in connection with the expiration in February 2024 of the Company's previous share repurchase program, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's stock through February 21, 2027. During the year ended December 31, 2025, we made no repurchases of the Company's stock.
22.    Share-based Compensation
Share-based compensation expense consisted of the following:

	Year Ended December 31,
	2025	2024	2023
Total share-based compensation expense from restricted share units	$20	$21	$21
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
2025 Grants- The Company granted both time-based and performance-based awards to certain members of management. A total of 1,896,879 of time-based awards were granted to management which will primarily vest ratably over a three-year period ending March 5, 2028. A total of 250,724 of time-based awards were granted to non-employee members of the Board which will vest in May 2026. A total of 1,497,218 of performance-based awards were granted, of which 748,609 of the awards vest based on a relative Total Shareholder Return ("TSR") calculation and 748,609 of the awards vest based on certain performance metrics of the Company. The non-TSR performance-based awards vest on March 5, 2028 based on the actual 2027 annual return on invested capital (ROIC). Similar to the Company's historical TSR awards granted in prior years, the TSR awards vest based on the Company's three-year TSR versus the peer group performance levels. Given these terms, the TSR metric is considered a market condition for which we used a Monte Carlo simulation to determine the weighted average grant date fair value of $8.94.
Similar TSR awards were granted during 2024 and 2023 with a grant date fair values of $21.70 and $22.42 which was calculated utilizing a Monte Carlo simulation. The following weighted-average assumptions were utilized to value the grants in 2025, 2024 and 2023:

	2025	2024	2023
Dividend yield	—%	—%	N/A
Expected historical volatility	48.8%	47.9%	67.1%
Risk free interest rate	4.30%	4.46%	4.47%
Expected life (in years)	3	3	3
The following table presents a summary of activity for RSUs for 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2025	3,468,774	$18.70
Granted	3,644,821	7.56
Vested	(762,554)	16.76
Forfeited	(659,750)	22.90
Outstanding, December 31, 2025	5,691,291	$11.34
Expected to vest, December 31, 2025	2,678,341	$9.05
At December 31, 2025, there was $26 million of unrecognized compensation expense related to nonvested RSUs, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.9 years. The weighted-average grant-date fair value of RSUs granted during 2025, 2024 and 2023 was $7.56 per unit, $16.69 per unit, and $16.33 per unit, respectively. The total fair value of RSUs that vested during 2025, 2024 and 2023 was $13 million, $23 million and $27 million, respectively.
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

International Plans

Pension Plans — Tronox has international defined benefit commitments primarily in the United Kingdom ("U.K. DB Scheme") and Saudi Arabia. The U.K. DB Scheme is a funded qualified defined benefit plan in the United Kingdom, which is frozen with no additional benefits accruing to the participants. Benefits under the U.K. DB Scheme are generally calculated based on years of credit service and final compensation when benefits ceased to accrue as defined under the plan provisions. During the year ended December 31, 2025, the trustees of the U.K. DB Scheme executed a bulk annuity buy-in for the plan with a third-party insurer for approximately GBP 30 million (approximately $40 million at the December 31, 2025 rate). As a result of this transaction, the U.K. DB Scheme obligations are now fully insured. We also maintain a Saudi Arabia Cristal End of Service Benefit plan which provides end of service benefits to qualifying participants. End of service benefits are based on years of service and the reasons for which a participant's services to the Company are terminated.
Multiemployer Pension Plan - In prior periods, we maintained a defined benefit plan in the Netherlands (the “Netherlands Plan”) to provide defined pension benefits to qualifying employees of Tronox Pigments (Holland) B.V. and its related companies. During 2014, the Netherlands Plan was replaced with a multiemployer plan, the Netherlands Contribution Plan (the "CDC Plan") effective January 1, 2015. Under the CDC Plan, employees earn benefits based on their pensionable salaries each year determined using a career average benefit formula. The collective bargaining agreement between us and the participants require us to contribute 19.8% of the participants’ pensionable salaries into a pooled fund administered by the industry-wide PGB. The pensionable salary is the annual income of employees subject to a cap, which is adjusted each year to reflect the current requirements of the Netherlands’ Wages and Salaries Tax Act of 1964. Our obligation under this plan is limited to the fixed percentage contribution we make each year. The employees are entitled to any returns generated from the investment activities of the fund.
The following table outlines the details of our participation in the CDC Plan for the year ended December 31, 2025. The CDC disclosures provided herein are based on the fund’s 2024 annual report, which is the most recently available public information. Based on the total plan assets and accumulated benefit obligation information in the plan’s annual report, the zone status was green as of December 31, 2024. A green zone status indicates that the plan was at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates whether a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. As of December 31, 2025, we are not aware of any financial improvement or rehabilitation plan being implemented or pending. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject.

		Pension Protection Act Zone Status			Tronox Contributions
Pension Fund	EIN/Pension Plan Number	2025	2024	FIP/RP Pending/ Implemented	2025	2024	Surcharge Imposed	Expiration date of Collective- Bargaining Agreement
PGB	NA	N/A	Green	No	$4	$5	No	12/31/2027*
*-A new collective bargaining agreement has been preliminarily negotiated with the new term expected to be for another five years.
On the basis of the information available in the CDC Plan 2024 annual report, our contribution does not constitute more than 5 percent of the total contribution to the plan by all participants. During 2025, the fund did not impose any surcharge on us.

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

Pension and Postretirement Benefit Costs / Obligations
Benefit Obligations and Funded Status — The following provides a reconciliation of beginning and ending benefit obligations, beginning and ending plan assets, funded status, and balance sheet classification of our U.S. and international pension plans and other post-retirement benefit plans ("OPEB") as of and for the years ended December 31, 2025 and 2024. The benefit obligations and plan assets associated with our principal benefit plans are measured on December 31.

	Pensions				Other Post Retirement Benefit Plans
	December 31				December 31
	2025		2024		2025		2024
	US	International	US	International	US	International	US	International
Change in benefit obligations:
Benefit obligation, beginning of year	$185	$147	$199	$163	$1	$18	$1	$24
Service cost	—	3	—	3	—	—	—	1
Interest cost	10	8	10	7	—	2	—	3
Net actuarial (gains) losses	1	1	(8)	(13)	—	(8)	—	(6)
Plan amendments(2)	—	—	—	—	—	2	—	—
Foreign currency rate changes	—	7	—	(2)	—	3	—	(3)
Benefits paid	(18)	(9)	(16)	(11)	—	(1)	—	(1)
Benefit obligation, end of year (1)	178	157	185	147	1	16	1	18
Change in plan assets:
Fair value of plan assets, beginning of year	171	92	176	109	—	—	—	—
Actual return on plan assets	18	(2)	11	(9)	—	—	—	—
Employer contributions	—	3	—	5	—	1	—	1
Benefits paid	(18)	(9)	(16)	(11)	—	(1)	—	(1)
Foreign currency rate changes	—	7	—	(2)	—	—	—	—
Fair value of plan assets, end of year	171	91	171	92	—	—	—	—
Net underfunded status of plans	$(7)	$(66)	$(14)	$(55)	$(1)	$(16)	$(1)	$(18)
Classification of amounts recognized in the Consolidated Balance Sheets:
Other long-term assets	$—	$1	$—	$6	$—	$—	$—	$—
Accrued liabilities	(1)	(8)	—	(8)	—	(1)	—	(1)
Pension and postretirement healthcare benefits	(6)	(59)	(14)	(53)	(1)	(15)	(1)	(17)
Total liabilities	(7)	(67)	(14)	(61)	(1)	(16)	(1)	(18)
Accumulated other comprehensive loss (income)	54	21	57	11	—	(6)	—	—
Total	$47	$(45)	$43	$(44)	$(1)	$(22)	$(1)	$(18)
________________
(1)     Since the benefits under the U.S Qualified Plan and the U.K. DB Scheme are frozen, the projected benefit obligation and accumulated benefit obligation are the same.
(2)     Relates to a plan amendment entered into during 2025 related to the Brazil Medical Plan.

Contributions
At a minimum, Tronox contributes to its pension plans to comply with local regulatory requirements (e.g., ERISA in the United States). Discretionary contributions in excess of the local minimum requirements are made based on many factors, including long-term projections of the plans' funded status, the economic environment, potential risk of overfunding, pension insurance costs and alternative uses of the cash. Changes to these factors can impact the timing of discretionary contributions from year to year. Pension contributions for its US and international plans were approximately $4 million in 2025 and are currently expected to be approximately $10 million in 2026.
The following table provides information for pension plans where the accumulated benefit obligation exceeds the fair value of the plan assets:

	Pensions
	2025
	US	International
Projected benefit obligation (PBO)	$176	$67
Accumulated benefit obligation (ABO)	$176	$45
Fair value of plan assets	$170	$—

Expected Benefit Payments — The following table shows the expected cash benefit payments for the next five years and in the aggregate for the years 2031 through 2035:

	2026	2027	2028	2029	2030	2031-2035
Pensions - US	$20	$18	$17	$17	$16	$67
Pensions - International	$15	$10	$11	$11	$12	$63
Other Post Retirement Benefit Plans - US	$—	$—	$—	$—	$—	$1
Other Post Retirement Benefit Plans - International	$—	$1	$1	$1	$1	$8

Retirement and Postretirement Healthcare Expense — The table below presents the components of net periodic cost associated with the U.S. and foreign plans recognized in the Consolidated Statements of Operations for 2025, 2024, and 2023:

	Pensions			Other Postretirement Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2025	2024	2023	2025	2024	2023
Net periodic cost:
Service cost	$3	$4	$3	$1	$1	$1
Interest cost(1)	18	17	18	2	2	2
Expected return on plan assets(1)	(19)	(20)	(20)	—	—	—
Net amortization of actuarial loss(1)	1	1	—	—	—	—
Total net periodic cost	$3	$2	$1	$3	$3	$3

(1) Recorded in Other (expense) income, net in the Consolidated Statements of Operations.
Assumptions —

The following weighted average assumptions were used to determine net periodic cost:

	Pension
	2025		2024		2023
	US	International	US	International	US	International
Discount rate	5.76%	5.30%	5.42%	4.45%	5.70%	4.70%
Expected return on plan assets	7.50%	5.85%	7.50%	5.00%	7.50%	4.00%

	OPEB
	2025		2024		2023
	US	International	US	International	US	International
Discount rate	5.95%	11.68%	5.95%	11.20%	5.62%	10.59%
Expected return on plan assets	N/A	N/A	N/A	N/A	N/A	N/A

The following weighted average assumptions were used in estimating the actuarial present value of benefit obligations:

	Pensions
	2025		2024		2023
	US	International	US	International	US	International
Discount rate	5.52%	4.86%	5.76%	5.30%	5.42%	4.45%
Rate of compensation increase	N/A	4.75%	N/A	4.75%	N/A	4.76%

	OPEB
	2025		2024		2023
	US	International	US	International	US	International
Discount rate	5.95%	10.42%	5.95%	11.53%	5.95%	10.50%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
For the U.S. Qualified Plan, at both December 31, 2025 and December 31, 2024, the mortality assumption was determined using the Society of Actuaries' the generational projection scale (i.e. MP-2021) and base table (i.e. Pri-2012).
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
Discount Rate — The 2025 and 2024 rates were selected based on the results of a cash flow matching analysis, which projected the expected cash flows of the plans using a yield curves model developed from a universe of Aa-graded U.S. currency corporate bonds (obtained from Bloomberg) with BVAL scores of 6 or greater.
Plan Assets — The investments of the U.S. and International pension plans are managed to meet the future expected benefit liabilities of the plan over the long term by investing in diversified portfolios consistent with prudent diversification and historical and expected capital market returns. Tronox's U.S. and international pension plans’ weighted-average asset allocations at December 31, 2025 and 2024, and the target asset allocation ranges, by major asset category, are as follows:

	December 31,
	2025				2024
	US		International		US		International
	Actual	Target	Actual	Target	Actual	Target	Actual	Target

Equity securities	40%	40%	—%	—%	48%	48%	—%	—%
Debt securities	57	57	—	—	48	48	38	38
Real estate	—	—	—	—	1	1	—	—
Other	3	3	100	100	3	3	62	62
Total	100%	100%	100%	100%	100%	100%	100%	100%

The fair values of pension investments as of December 31, 2025 are summarized below:

	Fair Value Measurement at December 31, 2025 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
Asset category:
Equities securities:
Global equity securities	$34	(1)	$—		$—		$34
Global commingled equity funds	33	(2)	—		—		33
Debt securities:
US government bonds	58	(3)	—		—		58
US corporate bonds	—		38	(4)	—		38
Foreign corporate bonds	—		1	(4)	—		1
Real Estate:
Property/ real estate fund	—		1	(5)	—		1
Other:
Insurance contracts	—		—		91	(7)	91
Cash & cash equivalents	6	(6)	—		—		6
Total at fair value	$131		$40		$91		$262
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
(7)For insurance contracts, the fair value is estimated as the cost of purchasing equivalent annuities on terms consistent with those currently available in the market. The contracts are with highly rated insurance companies and are classified within level 3 of the valuation hierarchy. The following table summarizes changes in fair value of the pension plan assets classified as level 3 for the year ended December 31, 2025:

Insurance Contracts
Balance, December 31, 2024	$53
Actual return on plan assets	3
Purchases, sales, settlements	31
Transfers in/out of Level 3	—
Foreign currency translation	4
Balance, December 31, 2025	$91

The fair values of pension investments as of December 31, 2024 are summarized below:

	Fair Value Measurement at December 31, 2024, Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
Asset category:
Equities securities:
Global equity securities	$46	(1)	$—		$—		$46
Global commingled equity funds	36	(2)	—		—		36
Debt securities:
US government bonds	50	(3)	—		—		50
Foreign government bonds	17	(3)	—		—		17
US corporate bonds	—		31	(4)	—		31
Foreign corporate bonds	—		19	(4)	—		19
Real Estate:
Property/ real estate fund	—		1	(5)	—		1
Other:
Insurance contracts	—		—		53	(7)	53
Cash & cash equivalents	10	(6)	—		—		10
Total at fair value	$159		$51		$53		$263
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

Defined Contribution Plans
U.S. Savings Investment Plan
In 2006, we established the U.S. Savings Investment Plan (the “SIP”), a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the SIP, our regular full-time and part-time employees contribute a portion of their earnings, and we match these contributions up to a predefined threshold. Our matching contribution is 100% of the first 6% of employee contributions. Effective January 1, 2013, we established a profit sharing contribution at 6% of employees’ pay (“discretionary contribution”). A discretionary contribution of 6% was made for 2025, 2024 and 2023. Our matching contribution to the SIP vests immediately; however, our discretionary contribution is subject to vesting conditions that must be satisfied over a three-year vesting period. Contributions under the SIP, including our match, are invested in accordance with the investment options elected by plan participants. Compensation expenses associated with our matching contribution to the SIP was $5 million, $5 million and $4 million during 2025, 2024 and 2023, respectively, which was included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations. Compensation expense associated with our discretionary contribution was $5 million in 2025, $4 million in 2024 and $5 million in 2023, which was included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.
U.S. Benefit Restoration Plan
In 2006, we established the U.S. Benefit Restoration Plan (the “BRP”), a nonqualified defined contribution plan, for employees whose eligible compensation is expected to exceed the IRS compensation limits for qualified plans. Under the BRP, participants can contribute up to 20% of their annual compensation and incentive. Our matching contribution under the BRP is the same as the SIP. Our matching contribution under this plan vests immediately to plan participants. Contributions under the BRP, including our match, are invested in accordance with the investment options elected by plan participants. Compensation expense associated with our matching contribution to the BRP was $1 million, $1 million and $1 million during 2025, 2024 and 2023, respectively, which was included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.
South Africa Defined Contribution Plans
Tronox Mineral Sands Proprietary Limited, a wholly owned subsidiary of the Company, participates in several defined contribution plans which are registered in the Republic of South Africa and are governed by the South African Pension Funds Act of 1956. These plans provide retirement and other benefits to all permanent employees, and where applicable, retired employees and their dependents. The Company contributes a range of 10% to 15% (depending on the plan) of the employees' predefined pre-tax pensionable earnings. Compensation expense associated with these plans was $8 million, $8 million, and $8 million during 2025, 2024 and 2023, respectively, which was included in both "Costs of goods sold" and "Selling, general and administrative expenses" in the Consolidated Statements of Operations.
24.    Related Party Transactions
Tasnee / Cristal

At December 31, 2025 Cristal International Holdings B.V. (formerly known as Cristal Inorganic Chemical Netherlands Cooperatief W.A.), a subsidiary of Tasnee, owned 37,580,000 shares of Tronox, or a 24% ownership interest.
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
On May 13, 2020, May 23, 2023 and February 21, 2024, we amended the Option Agreement with AMIC (the "First Amendment", the "Second Amendment", and the "Third Amendment", respectively, and collectively, the "Amendments") to establish a definitive period during which Tronox and AMIC would discuss whether, and under what circumstances Tronox may acquire the Slagger (the "Renegotiation Period"). In the Third Amendment, we extended the Renegotiation Period until December 31, 2024. Until that date, 65% of all chloride slag produced by the Slagger was delivered to Tronox as repayment in-kind of the Tronox Loans. The chloride slag was valued based on a widely published index for feedstock less an nominal discount (the "Slag Price"). Tronox purchased the remaining 35% of chloride slag produced by the Slagger in cash at the Slag Price.

The Renegotiation Period expired on December 31, 2024 without any agreement regarding whether and under what circumstances Tronox would acquire the Slagger. Then on February 11, 2025, we entered into an agreement with AMIC and its wholly owned subsidiary, Advanced Smelting Industries Co. Ltd. ("ASIC") pursuant to which all provisions of the Option Agreement and all the related letter agreements referenced above were extinguished. This included the parties' respective rights and obligations in and to the Option Agreement and related letter agreements and any claims arising thereunder, except for AMIC's obligation to repay the remaining AMIC Loan balance and all interest accrued. Such final cash repayment occurred in February 2025. In addition, the parties agreed that through December 31, 2026, Tronox would purchase certain quantities of Slag from ASIC based on the Slag Price.
The following table shows the outstanding balance of the Tronox Loans, which on the Consolidated Balance Sheet is recorded in "Prepaid and other assets:

	December 31,
	2025	2024
Principal balance	—	22
Accrued interest income balance	—	4
Total outstanding balance	—	26
The following table shows the interest income earned on the Tronox Loans, which is recorded in "Interest income" on our Consolidated Statement of Operations:

	December 31,
	2025	2024	2023
Interest income	—	2	5
The following table shows the amount of feedstock purchased from the Slagger, which is subsequently recorded in "Cost of goods sold" on our Consolidated Statement of Operations:

	December 31,
	2025	2024	2023
Settled as in-kind repayment of Tronox Loans	10	58	44
Settled in cash	34	33	80
Total chloride slag purchases	44	91	124
The following table shows the amounts due to AMIC at period-end regarding the purchase feedstock purchased from the Slagger, which are recorded in "Accrued liabilities" on our Consolidated Balance Sheet:

	December 31,
	2025	2024
Amount due to AMIC for slag purchases	3	6

In addition, on March 15, 2018 Tronox and AMIC entered into a Technical Services Agreement (the "Original Technical Services Agreement"), which was subsequently amended on May 13, 2020, May 10, 2023 and February 21, 2024 (the "Restated Technical Services Agreement"). Through September 30, 2023 we provided technical advice and project management services, however AMIC and its consultants were still responsible for engineering and construction of the Slagger. As compensation for these services, Tronox received certain fees, including a management fee. In the Consolidated Statement of Operations and shown in the table below, the management fees per the Original Technical Services Agreement were recorded within "Other income, net" and other technical support fees, including fees per the Restated Technical Services Agreement, are recorded within "Selling, general and administrative" costs. From and after October 1, 2023, we no longer receive a management fee.

	December 31,
	2025	2024	2023
Management fees	—	—	6
Other technical support fees	—	—	2
Total fees received	—	—	8

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

	December 31,
	2025	2024
Note payable, due within 1 year	8	7
Note payable, due longer than 1 year from now	5	12
Total outstanding note payable	13	19
Amounts regarding interest expense and loan repayments for the MGT loan, which are recorded on the Consolidated Statement of Operations within “Interest expense” and “Net sales,” respectively, are shown below:

	December 31,
	2025	2024	2023
Interest expense	1	1	2
Loan Repayment via MGT delivered to ATTM	6	6	6

As a result of these transactions we have entered into related to the MGT assets, Tronox purchases chlorine gas from ATTM for use in the production of MGT and such transactions are reflected as follows:

	December 31,
	2025	2024	2023
Purchases of chlorine gas	7	5	5

These purchases are subsequently recorded within “Cost of goods sold” on the Consolidated Statement of Operations. Amounts due at period end, which are presented below, are recorded within “Accrued liabilities” on the Consolidated Balance Sheet.

	December 31,
	2025	2024
Amount due related to purchases of chlorine gas	1	6

As Tronox delivers MGT product to ATTM, amounts are recorded within “Net sales” on the Consolidated Statement of Operations, as shown below:

	December 31,
	2025	2024	2023
MGT sales made to ATTM as product is delivered	54	52	47

Amounts related to MGT deliveries that are outstanding at period end are recorded in “Prepaid and other assets” on the Consolidated Balance Sheet, as shown below:

	December 31,
	2025	2024
Due from ATTM for MGT deliveries	5	14

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

	Year Ended December 31,
	2025	2024	2023
Net Sales	$2,898	$3,074	$2,850
Idle facility and lower of cost or net realizable value charges (a)	139	117	159
Other cost of goods (b)	2,490	2,442	2,229
Gross Profit	$269	$515	$462

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

During 2025, 2024 and 2023 our ten largest third-party customers represented 36%, 37%, and 39%, respectively, of our consolidated net sales. During 2025, 2024, and 2023, no single customer accounted for 10 % of our consolidated net sales.
Net sales to external customers based on country of production, were as follows:

	Year Ended December 31,
	2025	2024	2023
U.S. operations	$702	$763	$686
International operations:
United Kingdom	357	307	267
Australia	696	704	659
South Africa	323	419	398
Saudi Arabia	384	349	318
Other - international	436	532	522
Total net sales	$2,898	$3,074	$2,850
See Note 4 for further information on revenues.

There is no difference between the total consolidated assets and our segment assets. Property, plant and equipment, net, mineral leaseholds, net, and lease right of use assets, net by geographic region, were as follows:

	December 31,
	2025	2024
U.S. operations	$273	$294
International operations:
United Kingdom	125	107
Saudi Arabia	192	210
South Africa	1,012	818
Australia	987	1,004
Other - international	199	250
Total	$2,788	$2,683

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of Tronox's management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the "Exchange Act"), as of December 31, 2025, the end of the period covered by this report. Based on that evaluation, our CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of that date. Tronox's disclosure controls and procedures are designed to ensure that information required to be disclosed by Tronox in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to Tronox's management, including Tronox's CEO and CFO, or other person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2025. In making this assessment, management used the criteria in Internal Control-Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of December 31, 2025 was effective.
Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in Item 8 of this Form 10-K.
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
Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) had any contact, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for any "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information about our executive officers as of February 20, 2026:

NAME	POSITION
John D. Romano	Chief Executive Officer
D. John Srivisal	Senior Vice President, Chief Financial Officer
Jeff Engle	Chief Commercial Officer
Jeffrey Neuman	Senior Vice President, General Counsel and Secretary
Amy Webb	Chief Human Resources Officer
Emad AlJunaidi	Senior Vice President, Integrated Supply Chain and Digital Transformation
Jennifer Guenther	Vice President, Chief Sustainability Officer and Head of Investor Relations and External Affairs
Eric Bender	Vice President, Strategy and Corporate Development
Jonathan P. Flood	Vice President, Controller and Principal Accounting Officer

Information about members of our Board of Directors as of February 20, 2026:

NAME	OCCUPATION
Ilan Kaufthal	Chairman of the Board, Tronox Holdings plc; Eastwind Advisors
Peter B. Johnston	Former Interim CEO, Tronox Limited; Former Global Head of Nickel Assets, Glencore
Ginger M. Jones	Former Senior Vice President and CFO, Cooper Tire & Rubber Company
Stephen Jones	Former President and CEO, Covanta Holding Corporation
Moazzam Khan	Managing Director, Cristal International Holdings BV
Sipho Nkosi	Former CEO, Exxaro Resources Limited
Lucrece Foufopolous-De Ridder	Former Executive Vice President, Borealis
John Romano	Chief Executive Officer, Tronox
Jean-Francois Turgeon	Former Co-Chief Executive Officer, Tronox
Other information regarding our executive officers, members of the Board of Directors, including its audit committee and audit committee financial experts, as well as information regarding our Code of Ethics and Business Conduct that applies to our Chief Executive Officer and senior financial officers, will be presented in Tronox Holding plc’s definitive proxy statement for its 2026 annual general meeting of shareholders, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the headings "Proposal 1 - Election of Directors", "Compensation Discussion and Analysis - Overview" and "Code of Ethics and Business Conduct" and is incorporated herein by reference.
Item 11.    Executive Compensation
Information regarding executive officer and director compensation will be presented in Tronox Holdings plc's definitive proxy statement for its 2026 annual general meeting of shareholders, filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the headings "Human Resources and Compensation Committee Interlocks and Insider Participation", "2025 Non-Employee Director Compensation" and "Compensation Discussion and Analysis" and is incorporated herein by reference, except as to information required pursuant to Item 402(v) of Regulation S-K relating to pay versus performance.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information regarding security ownership of certain beneficial owners and management and related shareholder matters will be presented in Tronox Holdings plc's definitive proxy statement for its 2026 annual general meeting of shareholders, filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the heading "Security Ownership of Certain Beneficial Owners" and is incorporated herein by reference.

Equity Compensation Plan Information
The following table provides information as of December 31, 2025 regarding securities issued under the Tronox Holdings plc Amended and Restated Management Equity Incentive Plan (the “Tronox Holdings plc MEIP”).

	Number of securities to be issued upon exercise of outstanding restricted share units and options	Weighted-average exercise price of outstanding options(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)(2)
Equity compensation plans approved by security holders	5,691,291	$—	3,804,983
Equity compensation plans not approved by security holders	—	—	—
Total	5,691,291	$—	3,804,983
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
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Information regarding certain relationships and related transactions and director independence will be presented in Tronox Holdings plc's definitive proxy statement for its 2026 annual general meeting of shareholders, filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the heading "Certain Relationships and Related Transactions" and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services.
Information regarding principal accounting fees and services will be presented in Tronox Holdings plc's definitive proxy statement for its 2026 annual general meeting of shareholders, filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the heading "Fees Paid to Independent Registered Public Accounting Firm" and is incorporated herein by reference.

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
4.6
Indenture, dated as of September 26, 2025, among Tronox Incorporated, the Company and the guarantors named therein and Wilmington Trust, National Association as trustee and collateral agent (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on September 26, 2025).

4.7	Form of 9.125% Senior Secured Notes due 2030 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on September 26, 2025).
10.1*	Tronox Holdings plc Amended and Restated Management Equity Incentive Plan (filed herewith).
10.2*	Tronox Holdings plc Amended and Restated Annual Bonus Incentive Plan (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on March 27, 2019).
10.3*	General form of executive officer Time-Based Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.4 of the Annual Report on Form 10-K filed on February 22, 2022).
10.4*	General form of executive officer TSR Performance-Based Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K filed on February 22, 2022).
10.5*	General form of executive officer ROIC Performance-Based Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-K filed on February 22, 2022).
10.6*	General form of Director Grant Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on May 4, 2017).
10.7	Form of Director Deed of Indemnification (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on March 27, 2019).

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

14.1	Tronox Code of Ethics and Business Conduct (filed herewith).
19.0	Tronox Holdings plc Insider Trading Policy (incorporated by reference to Exhibit 19.0 of the Annual Report on Form 10-K filed on February 19, 2025).
21.1	Subsidiaries of Tronox Holdings plc. (filed herewith)
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm for Tronox Holdings plc. (furnished herewith)
24.0	Power of Attorney (filed herewith)
31.1	Rule 13a-14(a) Certification of John Romano. (furnished herewith)
31.2	Rule 13a-14(a) Certification of D. John Srivisal. (furnished herewith)
32.1	Section 1350 Certification for John Romano. (furnished herewith)
32.2	Section 1350 Certification for D. John Srivisal. (furnished herewith)
96.1	Amended and Restated Technical Report Summary on the Cooljarloo Australia operations (incorporated by reference to Exhibit 96.1 of the Annual Report on Form 10-K filed on February 21, 2024).
96.2	Amended and Restated Technical Report Summary on the Atlas and Campaspe Australia operations (incorporated by reference to Exhibit 96.2 of the Annual Report on Form 10-K filed on February 21, 2024).
96.3	Amended and Restated Technical Report Summary on the Namakwa Sands South Africa operations (incorporated by reference to Exhibit 96.3 of the Annual Report on Form 10-K filed on February 21, 2024).
96.4	Amended and Restated Technical Report Summary on the KZN Mineral Sands South Africa operations (incorporated by reference to Exhibit 96.4 of the Annual Report on Form 10-K filed on February 21, 2024).
97.1	Tronox Holdings plc Dodd-Frank Clawback Policy (incorporated by reference to Exhibit 97.1 of the Annual Report on Form 10-K filed on February 21, 2024)
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, which has been formatted in Inline XBRL, and included with Exhibit 101.

_______________
*Indicates management contract or compensatory plan or arrangement.
Item 16.    Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of February 2026.

TRONOX HOLDINGS PLC
(Registrant)

By:	/s/ Jonathan P. Flood
Name:	Jonathan P. Flood
Title:	Vice President, Controller and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Romano	Chief Executive Officer, Director (Principal Executive Officer)	February 20, 2026
John Romano

/s/ D. John Srivisal	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2026
D. John Srivisal

/s/ Jonathan P. Flood	Vice President and Controller (Principal Accounting Officer)	February 20, 2026
Jonathan P. Flood

*	Chairman of the Board of Directors	February 20, 2026
Ilan Kaufthal

*	Director	February 20, 2026
Stephen Jones

*	Director	February 20, 2026
Moazzam Khan

*	Director	February 20, 2026
Peter B. Johnston

*	Director	February 20, 2026
Sipho Nkosi

*	Director	February 20, 2026
Ginger M. Jones

*	Director	February 20, 2026
Jean-Francois Turgeon

*	Director	February 20, 2026
Lucrece Foufopolous-De Ridder

*By: /s/ Jeffrey Neuman	Senior Vice President, General Counsel and Secretary	February 20, 2026
Jeffrey Neuman, Attorney-in-fact