Form 10-Q
period 2026-03-31
Tronox Holdings plc
filed 2026-05-07
CIK 1530804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of April 20, 2026, the Registrant had 159,524,094 ordinary shares outstanding.

Item 1.    Financial Statements (Unaudited)

Page No.

Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2026 and 2025	4
Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2026 and 2025	5
Unaudited Condensed Consolidated Balance Sheets at March 31, 2026 and December 31, 2025	6
Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2026 and 2025	7
Unaudited Condensed Consolidated Statement of Shareholders’ Equity for the Three Months Ended March 31, 2026 and 2025	8
Notes to Unaudited Condensed Consolidated Financial Statements	10

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Net sales	$760	$738
Cost of goods sold	716	639
Gross profit	44	99
Restructuring and other charges	14	86
Selling, general and administrative expenses	71	74
Loss from operations	(41)	(61)
Interest expense	(53)	(42)
Interest income	2	2
Other expense, net	(12)	(5)
Loss before income taxes	(104)	(106)
Income tax provision	—	(5)
Net loss	(104)	(111)
Net loss attributable to noncontrolling interest	(1)	—
Net loss attributable to Tronox Holdings plc	$(103)	$(111)

Loss per share:
Basic	$(0.65)	$(0.70)
Diluted	$(0.65)	$(0.70)

Weighted average shares outstanding, basic (in thousands)	158,889	158,138
Weighted average shares outstanding, diluted (in thousands)	158,889	158,138
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Millions of U.S. dollars)

	Three Months Ended March 31,
	2026	2025
Net loss	$(104)	$(111)
Other comprehensive income:
Foreign currency translation adjustments	(26)	$51
Pension and postretirement plans:
Actuarial losses	(2)	—
Amortization of unrecognized actuarial loss (net of tax benefit of nil in the three months ended March 31, 2026 and 2025)	1	—
Total pension and postretirement loss	(1)	—
Unrealized gains (losses) on derivative financial instruments, (net of tax benefit of less than $1 million and nil for the three months ended March 31, 2026 and 2025, respectively) - See Note 14	5	(11)

Other comprehensive (loss) income	(22)	40

Total comprehensive loss	(126)	(71)

Comprehensive (loss) income attributable to noncontrolling interest:
Net loss	(1)	—
Foreign currency translation adjustments	2	2
Comprehensive income attributable to noncontrolling interest	1	2

Comprehensive loss attributable to Tronox Holdings plc	$(127)	$(73)

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	March 31, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$126	$199
Restricted cash	12	12
Accounts receivable (net of allowance for credit losses of $1 million and $1 million as of March 31, 2026 and December 31, 2025, respectively)	331	289
Inventories, net	1,577	1,652
Prepaid and other assets	119	112
Income taxes receivable	1	1
Total current assets	2,166	2,265
Noncurrent Assets
Property, plant and equipment, net	1,973	2,007
Mineral leaseholds, net	594	608
Intangible assets, net	208	214
Lease right of use assets, net	169	173
Deferred tax assets	834	833
Other long-term assets	113	117
Total assets	$6,057	$6,217

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$419	$481
Accrued liabilities	231	274
Short-term lease liabilities	22	22
Obligations under inventory financing arrangement	50	50
Short-term debt	133	51
Long-term debt due within one year	39	39
Income taxes payable	1	2
Total current liabilities	895	919
Noncurrent Liabilities
Long-term debt, net	3,124	3,132
Pension and postretirement healthcare benefits	80	81
Asset retirement obligations	207	198
Environmental liabilities	39	39
Long-term lease liabilities	146	148
Deferred tax liabilities	204	208
Other long-term liabilities	41	43
Total liabilities	4,736	4,768

Commitments and Contingencies - Note 17
Shareholders’ Equity
Tronox Holdings plc ordinary shares, par value $0.01 — 159,518,772 shares issued and outstanding at March 31, 2026 and 158,557,858 shares issued and outstanding at December 31, 2025	2	2
Capital in excess of par value	2,101	2,103
(Accumulated deficit) retained earnings	(73)	30
Accumulated other comprehensive loss	(741)	(717)
Total Tronox Holdings plc shareholders’ equity	1,289	1,418
Noncontrolling interest	32	31
Total equity	1,321	1,449
Total liabilities and equity	$6,057	$6,217
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Millions of U.S. dollars)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(104)	$(111)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	75	71
Deferred income taxes	—	4
Share-based compensation expense	6	5
Amortization of deferred debt issuance costs and discount on debt	3	2
Restructuring and other charges	14	86
Other non-cash items affecting net loss	16	12
Changes in assets and liabilities:
Increase in accounts receivable, net of allowance for credit losses	(43)	(49)
Decrease (increase) in inventories, net	67	(35)
Decrease in prepaid and other assets	5	18
Restructuring payments	(19)	(2)
Decrease in accounts payable and accrued liabilities	(80)	(22)
Net changes in income tax payables and receivables	—	(4)
Changes in other non-current assets and liabilities	(8)	(7)
Cash used in operating activities	(68)	(32)

Cash Flows from Investing Activities:
Capital expenditures	(67)	(110)
Loans	—	15
Cash used in investing activities	(67)	(95)

Cash Flows from Financing Activities:
Repayments of short-term debt	(97)	(6)
Repayments of long-term debt	(8)	(6)
Repayments of inventory financing arrangement	(50)	—
Proceeds from short-term debt	182	121
Proceeds from inventory financing arrangement	50	—
Debt issuance costs	(2)	—
Dividends paid	(8)	—
Restricted stock and performance-based shares settled in cash for withholding taxes	—	(1)
Cash provided by financing activities	67	108

Effects of exchange rate changes on cash and cash equivalents and restricted cash	(5)	5

Net decrease in cash and cash equivalents and restricted cash	$(73)	$(14)
Cash and cash equivalents and restricted cash at beginning of period	211	152
Cash and cash equivalents and restricted cash at end of period	$138	$138

Supplemental cash flow information:
Interest paid, net	$71	$51

Income taxes paid	$—	$4
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Millions of U.S. dollars, except for shares)
For the three months ended March 31, 2026

	Tronox Holdings plc Ordinary Shares (in thousands)	Tronox Holdings plc Ordinary Shares (Amount)	Capital in Excess of par Value	(Accumulated deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Tronox Holdings plc Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2025	158,558	$2	$2,103	$30	$(717)	$1,418	$31	$1,449
Net loss	—	—	—	(103)	—	(103)	(1)	(104)
Other comprehensive income	—	—	—	—	(24)	(24)	2	(22)
Share-based compensation	966	—	6	—	—	6	—	6
Shares cancelled	(5)	—	—	—	—	—	—	—
Ordinary share dividends ($0.050 per share)	—	—	(8)	—	—	(8)	—	(8)
Balance at March 31, 2026	159,519	$2	$2,101	$(73)	$(741)	$1,289	$32	$1,321

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)
(Unaudited)
(Millions of U.S. dollars, except for shares)
For the three months ended March 31, 2025

	Tronox Holdings plc Ordinary Shares (in thousands)	Tronox Holdings plc Ordinary Shares (Amount)	Capital in Excess of par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Tronox Holdings plc Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2024	157,938	$2	$2,084	$555	$(880)	$1,761	$30	$1,791
Net loss	—	—	—	(111)	—	(111)	—	(111)
Other comprehensive loss	—	—	—	—	38	38	2	40
Share-based compensation	641	—	5	—	—	5	—	5
Shares cancelled	(117)	—	—	—	—	—	—	—
Ordinary share dividends ($0.125 per share)	—	—	—	(19)	—	(19)	—	(19)
Balance at March 31, 2025	158,462	$2	$2,089	$425	$(842)	$1,674	$32	$1,706

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Millions of U.S. dollars, except share, per share and metric tons data or unless otherwise noted)

1.    The Company
Tronox Holdings plc (referred to herein as "Tronox", the "Company", "we", "us", or "our") operates titanium-bearing mineral sand mines and beneficiation operations in Australia and South Africa to produce feedstock materials that can be processed into TiO2 for pigment, high purity titanium chemicals, including titanium tetrachloride, and Ultrafine© titanium dioxide used in certain specialty applications. Our strategy is to be vertically integrated and produce enough feedstock materials to be as self-sufficient as possible in the production of TiO2 at our seven TiO2 pigment facilities located in the United States, Australia, Brazil, UK, France, and the Kingdom of Saudi Arabia (“KSA”). We believe that vertical integration is the best way to achieve our ultimate goal of delivering low cost, high-quality pigment to our coatings and other TiO2 customers throughout the world. The mining, beneficiation and smelting of titanium bearing mineral sands creates meaningful quantities of zircon, pig iron and the rare-earth bearing mineral, monazite, which we also supply to customers around the world.
We are a public limited company listed on the New York Stock Exchange and are registered under the laws of England and Wales.
Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.
In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, considered necessary for a fair statement of its financial position as of March 31, 2026, and its results of operations for the three months ended March 31, 2026 and 2025. Our unaudited condensed consolidated financial statements include the accounts of all majority-owned subsidiary companies. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the manner and presentation in the current period.
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

2.    Restructuring and Other Charges
The following table summarizes the impact of the charges as a result of this action on the Consolidated Statements of Operations:

	Severance and employee benefits (1)	Idling Activities (2)	Asset retirement obligation adjustments	Environmental liability	Contract abandonment and other changes	Total cash charges	Asset disposal (3)	Other non-cash charges	Total non-cash charges	Total restructuring and other charges
Botlek closure	$1	$4	$—	$—	$1	$6	$3	$—	$3	$9
Fuzhou closure	3	2	—	—	—	5	—	—	—	5
Three Months Ended March 31, 2026	$4	$6	$—	$—	$1	$11	$3	$—	$3	$14

	Severance and employee benefits (1)	Idling Activities (2)	Asset retirement obligation adjustments	Environmental liability	Contract abandonment and other changes	Total cash charges	Asset disposal (3)	Other non-cash charges	Total non-cash charges	Total restructuring and other charges
Botlek closure	$8	$6	$11	$—	$7	$32	$53	$1	$54	$86
Three Months Ended March 31, 2025	$8	$6	$11	$—	$7	$32	$53	$1	$54	$86
(1) Represents severance that is statutorily required by law as well as any incremental enhancements that are provided by the respective actions.
(2) Represents decommissioning and idling activities and are expensed as incurred.
(3) Represents asset write-offs and accelerated depreciation.

Botlek closure

In March 2025, Tronox announced that it informed its Netherlands' labor force that it proposed to idle its 90,000 metric ton per year TiO2 plant in the Netherlands indefinitely, as a result of a strategic review it undertook of the Company's global asset footprint. The Company believed this decision would optimize its global production footprint and improve its capacity utilizations. Approximately 240 employees were impacted by the action. As a result of this decision, the Company expects to record total restructuring and other related charges of approximately $185 million, approximately $75 million of which is expected to be related to non-cash items, arising from idling site operations which is currently expected to be completed in the first half of 2026. Through March 31, 2026, the Company has recorded a total charge of $182 million associated with this action, $74 million of which related to non-cash items.
For the three months ended March 31, 2026, Tronox incurred $9 million of charges, of which $3 million were non-cash. These charges included $1 million in severance and employee separation benefits charges, $4 million for activities associated with idling of site operations, and $1 million of contract early termination charges. Tronox expects to incur incremental expenses associated with these items through the first half of 2026 as severance and employee benefit obligations become due, site idling activities occur and contracts are terminated.
In addition, the Company has recorded a non-cash charge of $3 million during the three months ended March 31, 2026, primarily associated with asset write-downs and accelerated depreciation associated with assets which are not redeployable to other locations of the Company. Assets at the site will continue to be evaluated for redeployment to other locations throughout the idling process which could result in changes to the amount of asset write-downs and accelerated depreciation.
Fuzhou closure
Subsequent to the Botlek plant closure in 2025, the Company continued to review its global pigment plant portfolio and ultimately in January 2026, announced its permanent closure of its 46,000 metric ton per year TiO2 plant in Fuzhou, China. The closure reflects ongoing weak Chinese domestic demand and increasing costs plus continued excess Chinese TiO2 production. This action was a result of a strategic review it undertook of the Company's global asset footprint. The Company believes this decision will optimize its global production footprint and improve its capacity utilizations. This action is expected to impact approximately 550 employees located at the site. As a result of this decision, the Company expects to record total restructuring and other related charges of approximately $75 million, approximately $40 million of which is expected to be related to non-cash items, arising from idling site operations which is currently expected to be completed in 2026.
For the three months ended March 31, 2026, Tronox incurred $5 million of charges related to the Fuzhou closure. These charges included $3 million in severance and employee separation benefits charges and $2 million for activities associated with idling of site operations. Through March 31, 2026, the Company has recorded a total charge of $64 million associated with this action, $38 million of which related to non-cash items. Tronox expects to incur incremental expenses associated with these items through the end of 2026 as severance and employee benefit obligations become due, site idling activities occur and contracts are terminated.
Rollforward of restructuring and other charges reserve
The following table shows a rollforward of restructuring and other charges reserves that will result in cash spending. These amounts exclude asset retirement obligations and environmental liability, which are included in "Asset retirement obligations" and "Environmental liabilities", respectively, on the Consolidated Balance Sheets:

	Balance at January 1, 2026	Changes in Reserves	Cash Payments	Foreign currency translation and other	Balance at March 31, 2026
Botlek closure	$16	$6	$(8)	$—	$14
Fuzhou closure	12	5	(11)	—	6
Total	$28	$11	$(19)	$—	$20

	Balance at January 1, 2025	Changes in Reserves	Cash Payments	Foreign currency translation and other	Balance at March 31, 2025
Botlek closure	$—	$21	$(2)	$—	$19
Total	$—	$21	$(2)	$—	$19
Cash payments associated with the liability at March 31, 2026 for Botlek are expected to occur through the second quarter of 2026 and primarily through December 31, 2026, for Fuzhou. At March 31, 2026 and December 31, 2025, $15 million and $23 million are recorded within "Accrued liabilities", respectively and $5 million and $5 million are recorded within "Other long-term liabilities", respectively, on the Condensed Consolidated Balance Sheet.

3.    Revenue
We recognize revenue at a point in time when the customer obtains control of the promised products. For most transactions this occurs when products are shipped from our manufacturing facilities or at a later point when control of the products transfers to the customer at a specified destination or time.
Contract assets represent our rights to consideration in exchange for products that have transferred to a customer when the right is conditional on situations other than the passage of time. For products that we have transferred to our customers, our rights to the consideration are typically unconditional and only the passage of time is required before payments become due. These unconditional rights are recorded as "Accounts receivable" in the unaudited Condensed Consolidated Balance Sheets. As of March 31, 2026, and December 31, 2025, we did not have any material contract asset balances.
Contract liabilities represent our obligations to transfer products to a customer for which we have received consideration from the customer. From time to time, we may receive advance payment from our customers that is accounted for as deferred revenue. Deferred revenue is earned when control of the product transfers to the customer, which is typically within a short period of time from when we received the advanced payment. Contract liability balances as of March 31, 2026 and December 31, 2025 were $1 million and $4 million, respectively. Contract liability balances were reported as “Accounts payable” in the unaudited Condensed Consolidated Balance Sheets. All material contract liabilities as of December 31, 2025 were recognized as revenue in “Net sales” in the unaudited Condensed Consolidated Statements of Operations during the first quarter of 2026.
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
Net sales to external customers by geographic areas where our customers are located were as follows:

	Three Months Ended March 31,
	2026	2025
North America	$192	$198
South and Central America	58	46
Europe, Middle-East and Africa	304	312
Asia Pacific	206	182
Total net sales	$760	$738

Net sales from external customers for each similar type of product were as follows:

	Three Months Ended March 31,
	2026	2025
TiO2	$616	$584
Zircon	89	69
Other products	55	85
Total net sales	$760	$738
Other products mainly include pig iron, TiCl4 and other mining products.
During the three months ended March 31, 2026 and 2025, our ten largest third-party customers represented 37% and 39%, respectively, of our consolidated net sales. During both the three months ended March 31, 2026 and 2025, no single customer accounted for 10% of our consolidated net sales.

4.    Income Taxes
Our operations are conducted through various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.
Loss before income taxes is comprised of the following:

	Three Months Ended March 31,
	2026	2025
Income tax provision	$—	$(5)
Loss before income taxes	$(104)	$(106)
Effective tax rate	—%	(5)%
Tronox Holdings plc, a U.K. public limited company is the parent company for the business group, and the statutory tax rate in the U.K. at both March 31, 2026 and 2025 was 25%. The effective tax rates for the three months ended March 31, 2026 and 2025 are impacted by a variety of factors including income and losses in jurisdictions with valuation allowances, non-taxable income and expense items, prior year accruals, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate.

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

5.    Loss Per Share
The computation of basic and diluted loss per share for the periods indicated is as follows:

	Three Months Ended March 31,
	2026	2025
Numerator - Basic and Diluted:
Net loss	$(104)	$(111)
Less: Net loss attributable to noncontrolling interest	(1)	—
Net loss available to ordinary shares	$(103)	$(111)

Denominator - Basic and Diluted:
Weighted-average ordinary shares, basic (in thousands)	158,889	158,138
Weighted-average ordinary shares, diluted (in thousands)	158,889	158,138

Basic net loss per ordinary share	$(0.65)	$(0.70)
Diluted net loss per ordinary share	$(0.65)	$(0.70)
Net loss per ordinary share amounts were calculated from exact, not rounded net loss and share information.  Anti-dilutive shares not recognized in the diluted net loss per share calculation for the three months ended March 31, 2026 and 2025 were as follows:

	Shares
	Three Months Ended March 31,
	2026	2025
Restricted share units	4,603,220	5,215,774

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
In March 2026, the Securitization Facility was amended to increase the facility limit from $230 million to $255 million. In May 2026, the Securitization Facility was amended to further increase the facility limit from $255 million to $275 million.
The program is structured on a revolving basis under which cash collections from receivables are used to fund additional purchases of receivables at 100% face value, not to exceed the facility limit. As of March 31, 2026 and December 31, 2025, the total value of accounts receivables sold under the Securitization Facility and derecognized from the Company's unaudited Condensed Consolidated Balance Sheet was $255 million and $230 million, respectively. Additionally, at March 31, 2026 and December 31, 2025, we retained approximately $140 million and $133 million, respectively, of unsold receivables which we pledged as collateral for the sold receivables.
The following table sets forth a summary of the receivables sold and fees incurred under the program during the related periods:

	Three Months Ended March 31,
	2026	2025
Cash proceeds from collections reinvested in the program	$281	$256
Incremental accounts receivables sold	306	271
Fees incurred[1]	3	4
1 Amounts relate to monthly utilization of the Securitization Facility and related third-party advisor fees. Such amounts are recorded in "Other expense, net" in our unaudited Condensed Consolidated Statement of Operations.

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

As of both March 31, 2026 and December 31, 2025, we had financed inventory of $50 million, which is included in "Obligations under inventory financing arrangements" and related accrued interest of $1 million and $2 million, respectively, which is included in “Accrued Liabilities” on the Condensed Consolidated Balance Sheets. We have $1 million for the three months ended March 31, 2026 of financing charges that were recorded within “Interest Expense” on the Condensed Consolidated Statement of Operations.

8.    Inventories, Net
Inventories, net consisted of the following:

	March 31, 2026	December 31, 2025
Raw materials	$381	$399
Work-in-process	164	163
Finished goods, net	782	850
Materials and supplies, net	250	240
Inventories, net	$1,577	$1,652
Materials and supplies, net consists of processing chemicals, maintenance supplies and spare parts, which will be consumed directly and indirectly in the production of our products.
At March 31, 2026 and December 31, 2025, there was approximately $54 million and $57 million, respectively, of inventory that is not expected to be sold within one year and as such, has been recorded in "Other long-term assets" on the Condensed Consolidated Balance Sheets.
At March 31, 2026 and December 31, 2025, inventory obsolescence reserves primarily for materials and supplies were $47 million and $47 million, respectively. Reserves for lower of cost or market and net realizable value were $40 million and $42 million at March 31, 2026 and December 31, 2025, respectively.

9.    Property, Plant and Equipment, Net
Property, plant and equipment, net of accumulated depreciation, consisted of the following:

	March 31, 2026	December 31, 2025
Land and land improvements	$241	$243
Buildings	498	459
Machinery and equipment	3,097	3,139
Construction-in-progress	195	341
Other	28	31
Subtotal	4,059	4,213
Less: accumulated depreciation	(2,086)	(2,206)
Property, plant and equipment, net	$1,973	$2,007
Substantially all of the property, plant and equipment, net is pledged as collateral for our debt.
The table below summarizes depreciation expense related to property, plant and equipment for the periods presented, recorded in the specific line items in our unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2026	2025
Cost of goods sold	$58	$53
Selling, general and administrative expenses	1	1
Total	$59	$54

10.    Mineral Leaseholds, Net
Mineral leaseholds, net of accumulated depletion, consisted of the following:

	March 31, 2026	December 31, 2025
Mineral leaseholds	$1,283	$1,292
Less: accumulated depletion	(689)	(684)
Mineral leaseholds, net	$594	$608

Depletion expense relating to mineral leaseholds recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations was $8 million and $8 million during the three months ended March 31, 2026 and 2025, respectively.

11.    Intangible Assets, Net
Intangible assets, net of accumulated amortization, consisted of the following:

	March 31, 2026			December 31, 2025
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$291	$(291)	$—	$291	$(289)	$2
TiO2 technology	94	(59)	35	94	(57)	37
Internal-use software and other	251	(78)	173	249	(74)	175
Intangible assets, net	$636	$(428)	$208	$634	$(420)	$214
As of March 31, 2026 and December 31, 2025, internal-use software included approximately $58 million and $55 million, respectively, of capitalized software costs which are not being amortized as the software is not ready for its intended use.
The table below summarizes amortization expense related to intangible assets for the periods presented, recorded in the specific line items in our unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2026	2025
Cost of goods sold	$4	$2
Selling, general and administrative expenses	4	7
Total	$8	$9
Estimated future amortization expense related to intangible assets is $22 million for the remainder of 2026, $33 million for 2027, $35 million for 2028, $33 million for 2029, $32 million for 2030 and $53 million thereafter.

12.    Balance Sheet and Cash Flow Supplemental Information
Accrued liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Employee-related costs and benefits	$104	$111
Related party payables	7	4
Interest	4	27
Sales rebates	47	45
Taxes other than income taxes	10	9
Asset retirement obligations	12	17
Other accrued liabilities	47	61
Accrued liabilities	$231	$274
Additional supplemental cash flow information for the three months ended March 31, 2026 and 2025 and as of March 31, 2026 and December 31, 2025 is as follows:

	Three Months Ended March 31,
Supplemental non cash information:	2026	2025
Operating activities - Chloride slag inventory purchases made from AMIC (including VAT)	$—	$11
Operating activities - MGT sales made to AMIC	$1	$2
Investing activities - In-kind receipt of AMIC loan repayment	$—	$11
Financing activities - Repayment of MGT loan	$1	$2

	March 31, 2026	December 31, 2025
Capital expenditures acquired but not yet paid	$31	$44

13.    Debt
Long-Term Debt
Long-term debt, net of an unamortized discount and debt issuance costs, consisted of the following:

	Original Principal	Annual Interest Rate	Maturity Date	March 31, 2026	December 31, 2025
2024 Term Loan Facility, net of unamortized discount(1)	741	Variable	4/4/2029	730	731
2024-B Term Loan Facility, net of unamortized discount(1)	902	Variable	9/30/2031	884	887
Senior Notes due 2029	1,075	4.625%	3/15/2029	1,075	1,075
Senior Secured Notes due 2030	400	9.125%	9/30/2030	400	400
RMB Term Loan Facility(1)	64	Variable	8/16/2029	53	57
Australian Government Loan, net of unamortized discount	N/A	N/A	12/31/2036	2	2
MGT Loan(2)	36	Variable	Variable	12	13
Finance leases				38	39
Long-term debt				3,194	3,204
Less: Long-term debt due within one year				(39)	(39)
Debt issuance costs				(31)	(33)
Long-term debt, net				$3,124	$3,132
_______________
(1)The average effective interest rate on the 2024 Term Loan Facility (including the impacts of the interest rate swaps), the 2024-B Term Loan Facility (including the impacts of the interest rate swaps), and the RMB Term Loan Facility was 6.1%, 6.3%, and 9.1%, respectively, during the three months ended March 31, 2026. The average effective interest rate on the 2024 Term Loan Facility, the 2024-B Term Loan Facility, and the RMB Term Loan Facility was 7.3%, 6.5%, and 10.1%, respectively, during the three months ended March 31, 2025. As of March 31, 2026, the applicable margin on the 2024 Term Loan Facility, the 2024-B Term Loan Facility and the RMB Term Loan Facility was 2.25%, 2.50% and 2.35%, respectively.
(2)The MGT loan is a related party debt facility. The average effective interest rate on the MGT loan was 6.2% and 6.1% during the three months ended March 31, 2026 and March 31, 2025, respectively.

Short-Term Debt
Short-term debt consisted of the following:

	Annual Interest Rate	Maturity Date	March 31, 2026	December 31, 2025
Cash Flow Revolver(1)	Variable	8/15/2029	$60	$—
RMB Revolving Credit Facility(1)	Variable	8/16/2027	70	—
SEB Credit Facility(1)	4.9%	2/28/2026	—	40
Insurance premium financing (Australia)	6.4%	3/1/2026	—	1
Insurance premium financing (global)	8.0%	4/1/2026	3	10
Short-term debt			$133	$51
(1) The average effective interest rate on the Cash Flow Revolver and the RMB Revolving Credit Facility was 9.0% and 8.9%, respectively, during the three months ended March 31, 2026. As of March 31, 2026, the applicable margin on the Cash Flow Revolver and the RMB Revolving Credit Facility was 2.25% and 2.25%, respectively.
Emirates Revolver
We currently do not expect that the Emirates Revolver, which is currently undrawn, will be renewed following its expiration in June 2026.
Insurance premium financing
In August 2025, the Company entered into a $30 million insurance premium financing agreement with a third-party financing company related to global policies. The financing balance required a 35% down payment and will be repaid in monthly installments over 8 months at an 8.0% fixed annual interest rate. At March 31, 2026, the financing balance was $3 million and is recorded in "Short-term debt" in the Condensed Consolidated Balance Sheet.
Debt Covenants
As of March 31, 2026, we are in compliance with all financial covenants in our debt facilities.
14.    Derivative Financial Instruments
Derivatives recorded on the Condensed Consolidated Balance Sheets:
The following table is a summary of the fair value of derivatives outstanding at March 31, 2026 and December 31, 2025:

	Fair Value
	March 31, 2026		December 31, 2025
	Assets(a)	Accrued Liabilities	Assets(a)	Accrued Liabilities
Derivatives Designated as Cash Flow Hedges
Currency Contracts	$—	$3	$—	$—
Interest Rate Swaps	$12	$—	$7	$1
Total Hedges	$12	$3	$7	$1
Derivatives Not Designated as Cash Flow Hedges
Currency Contracts	$1	$1	$5	$—
Total Derivatives	$13	$4	$12	$1
(a) At March 31, 2026 and December 31, 2025, current assets of $13 million and $12 million, respectively, are recorded in prepaid and other current assets on the Condensed Consolidated Balance Sheets.

Derivatives' Impact on the Condensed Consolidated Statement of Operations:
The following table summarizes the impact of the Company's derivatives on the unaudited Condensed Consolidated Statement of Operations:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings			Amount of Pre-Tax Gain (Loss) Recognized in Earnings
	Revenue	Cost of Goods Sold	Other expense, net	Revenue	Cost of Goods Sold	Other expense, net
	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025

Derivatives Not Designated as Hedging Instruments
Currency Contracts	$—	$—	$4	$—	$—	$—
Derivatives Designated as Hedging Instruments
Natural Gas Hedges	$—	$1	$—	$—	$—	$—
Total Derivatives	$—	$1	$4	$—	$—	$—
Interest Rate Risk
As of March 31, 2026, the Company maintains a total of $950 million of interest rate swaps (with $450 million maturing in March 2028 and $500 million maturing in September 2031) with the objective of using the interest-rate swap agreements to add stability to interest expense and to manage the Company's exposure to interest rate movements. These interest rate swaps have been designated as cash flow hedges and involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Fair value gains or losses on these cash flow hedges are recorded in accumulated other comprehensive loss and are subsequently reclassified into interest expense in the same periods during which the hedged transactions affect earnings.
At March 31, 2026 and December 31, 2025, the net unrealized gain of $7 million and the net unrealized loss of less than $1 million, respectively, was recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet. For the three months ended March 31, 2026 and 2025, the amounts recorded in interest expense related to the interest-rate swap agreements were $1 million and $2 million, respectively, of which less than $1 million and less than $1 million, respectively, was reclassified from "Accumulated other comprehensive loss" to interest expense.
Foreign Currency Risk
From time to time, we enter into foreign currency contracts used to hedge forecasted third party non-functional currency sales for our South African subsidiaries. From time to time, we enter into foreign currency contracts used to hedge forecasted non-functional currency cost of goods sold and forecasted non-functional currency selling, general and administrative expenses ("SG&A expenses") for our Australian subsidiaries. Historically, we have used a combination of zero-cost collars, put options or forward contracts to reduce the exposure. These foreign currency contracts are designated as cash flow hedges. Changes to the fair value of these foreign currency contracts are recorded as a component of other comprehensive (loss) income, if these contracts remain highly effective, and are recognized in net sales, costs of goods sold or SG&A expenses in the period in which the forecasted transaction affects earnings or are recognized in other expense, net when the transactions are no longer probable of occurring. As of March 31, 2026, we had notional amounts of 561 million Australian dollars ($387 million at the March 31, 2026 exchange rate) that expire between April 28, 2026 and December 29, 2026 to reduce the exposure of our Australian subsidiaries’ cost of sales to fluctuations in currency rates. As of March 31, 2026, we had notional amounts of 25 million Australian dollars ($17 million at the March 31, 2026 exchange rate) that expire between April 28, 2026 and December 29, 2026 to reduce the exposure of our Australian subsidiaries’ SG&A expenses to fluctuations in currency rates. As of March 31, 2026, we had notional amounts of 2 billion South African Rand (or approximately $132 million at the March 31, 2026 exchange rate) that expire between April 28, 2026 and December 29, 2026 to reduce the exposure of our South African subsidiaries' third party sales to fluctuations in currency rates. At March 31, 2026, there was a net unrealized loss of $2 million recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet, which is expected to be fully recognized in earnings over the next twelve months. At December 31, 2025, there was a net realized gain of $1 million recorded in "Accumulated other comprehensive loss" on the Condensed Consolidated Balance Sheet.

From time to time, we enter into foreign currency contracts for the South African Rand, Australian Dollar, Euro, Pound Sterling, and Saudi Riyal to reduce exposure of our subsidiaries’ balance sheet accounts not denominated in our subsidiaries’ functional currency to fluctuations in foreign currency exchange rates. Historically, we have used forward contracts to reduce the exposure.  For accounting purposes, these foreign currency contracts are not considered hedges. The change in fair value associated with these contracts is recorded in “Other expense, net” within the unaudited Condensed Consolidated Statement of Operations and partially offsets the change in value of third party and intercompany-related receivables not denominated in the functional currency of the subsidiary. At March 31, 2026, there was (i) 912 million South African Rand (or approximately $54 million at the March 31, 2026 exchange rate), (ii) 175 million Australian dollars (or approximately $121 million at the March 31, 2026 exchange rate), (iii) 170 million Pound Sterling (or approximately $224 million at the March 31, 2026 exchange rate), (iv) 51 million Euro (or approximately $59 million at the March 31, 2026 exchange rate), and (v) 172 million Saudi Riyal (or approximately $46 million at the March 31, 2026 exchange rate) of notional amounts of outstanding foreign currency contracts. At December 31, 2025, there was (i) 572 million South African Rand (or approximately $34 million at the March 31, 2026 exchange rate), (ii) 161 million Australian dollars (or approximately $111 million at the March 31, 2026 exchange rate), (iii) 213 million Pound Sterling (or approximately $282 million at the March 31, 2026 exchange rate), (iv) 50 million Euro (or approximately $58 million at the March 31, 2026 exchange rate) and (v) 83 million Saudi Riyal (or approximately $22 million at the March 31, 2026 exchange rate) of notional amounts of outstanding foreign currency contracts.
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
Level 1 -Quoted prices in active markets for identical assets or liabilities
Level 2 -Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly
Level 3 -Unobservable inputs based on the Company’s own assumptions
Our debt is recorded at historical amounts. The following table presents the fair value of our debt and derivative contracts at both March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Asset	Liability	Asset	Liability
2024 Term Loan Facility	—	595	—	605
2024-B Term Loan Facility	—	684	—	684
RMB Term Loan Facility	—	53	—	57
Senior Notes due 2029	—	863	—	754
Senior Secured Notes due 2030	—	400	—	399
Australian Government Loan	—	2	—	2
MGT Loan	—	12	—	13
Interest rate swaps	12	—	7	1
Foreign currency contracts	1	4	5	—
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
16.    Asset Retirement Obligations
Asset retirement obligations consist primarily of rehabilitation and restoration costs, landfill capping costs, decommissioning costs, and closure and post-closure costs. Activities related to asset retirement obligations were as follows:

	Three Months Ended March 31,
	2026	2025
Beginning balance	$215	$186
Additions	—	1
Accretion expense	6	5
Remeasurement/translation	3	3
Other, including change in estimates[1]	(2)	12
Settlements/payments	(3)	(2)
Balance, March 31,	$219	$205
1 - Other, including change in estimates includes a charge of $11 million related to the Botlek plant shutdown recorded in "Restructuring and other charges" on the condensed consolidated statement of operations for the three months ended March 31, 2025. Refer to note 2 for further details.

	March 31, 2026	December 31, 2025
Current portion included in “Accrued liabilities”	$12	$17
Noncurrent portion included in “Asset retirement obligations”	207	198
Asset retirement obligations	$219	$215

17.    Commitments and Contingencies
Purchase and Capital Commitments—Includes obligations for purchase requirements of process chemicals, supplies, utilities and services entered into in the ordinary course of business. At March 31, 2026, purchase commitments were $286 million for the remainder of 2026, $299 million for 2027, $181 million for 2028, $145 million for 2029, $133 million for 2030, and $2,311 million thereafter.
Letters of Credit—At March 31, 2026, we had outstanding letters of credit and bank guarantees of $148 million, of which $56 million were letters of credit (including $43 million is related to the sale of Hawkins Point as discussed below), and $92 million were bank guarantees. Amounts for performance bonds were not material.
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
Hawkins Point Plant.  Residual waste mud, known as Batch Attack Mud, and a spent sulfuric waste stream were deposited in an onsite repository (the “Batch Attack Lagoon”) at a former TiO2 manufacturing site, Hawkins Point Plant in Baltimore, Maryland, operated by Cristal USA, Inc. from 1954 until 2011. We assumed responsibility for remediation of the Hawkins Point Plant when we acquired the TiO2 business of Cristal in April 2019. On December 21, 2022, we sold the Hawkins Point Plant to the Maryland Port Administration ("MPA"), a state agency controlled by the Maryland Department of Transportation. Pursuant to the terms of the transaction, MPA became the lead party in developing and implementing appropriate measures to address, treat, control, and mitigate the environmental conditions at the property under the regulatory oversight of the Maryland Department of the Environment ("MDE"). Under MPA ownership, the Hawkins Point Plant will be utilized for storage and beneficial reuse of dredged material from the Port of Baltimore. In exchange for transferring ownership of the site to MPA, Tronox has agreed to make scheduled, annual payments to MPA which together with scheduled, annual contributions from MPA will be used to remediate the property. The sale of the property to MPA did not have a material impact to the Consolidated Statement of Operations. As of March 31, 2026, we have a provision of $41 million, of which $26 million and $15 million are included in "Environmental liabilities" and "Accrued Liabilities", respectively, in our Condensed Consolidated Balance Sheet for the Hawkins Point Plant consistent with the accounting policy described above.
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
On September 3, 2025, a putative class action was filed in the U.S. District Court for the District of Connecticut against the Company and certain individual defendants. On January 22, 2026, the court appointed a lead plaintiff for the putative class. An amended complaint was filed on April 7, 2026. The amended complaint alleges that defendants violated the U.S. federal securities laws by making false and misleading statements in public filings and other public statements during the period from May 1, 2025 through July 30, 2025 with respect to the Company's financial outlook, demand for its pigment products, and competition in the European market. The case is in its early stages. No specific amount of damages has been alleged. The Company and the individual defendants intend to defend themselves vigorously against this lawsuit.

18.    Accumulated Other Comprehensive Loss Attributable to Tronox Holdings plc and Other Equity Items
The tables below present changes in accumulated other comprehensive loss by component for the three months ended March 31, 2026 and 2025.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, January 1, 2026	$(627)	$(83)	$(7)	$(717)
Other comprehensive income (loss)	(28)	(2)	5	(25)
Amounts reclassified from accumulated other comprehensive loss	—	1	—	1
Balance, March 31, 2026	$(655)	$(84)	$(2)	$(741)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, January 1, 2025	$(801)	$(84)	$5	$(880)
Other comprehensive income (loss)	49	—	(11)	38
Balance, March 31, 2025	$(752)	$(84)	$(6)	$(842)
Repurchase of Common Stock
On February 21, 2024, in connection with the expiration in February 2024 of the Company's previous share repurchase program, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's stock through February 21, 2027. During the three months ended March 31, 2026, we made no repurchases of the Company's stock.
19.    Share-Based Compensation
Restricted Share Units (“RSUs”)
2026 Grant - During the three months ended March 31, 2026, the Company granted both time-based and performance-based awards to certain members of management. A total of 1,486,797 of time-based awards were granted to management which will vest ratably over a three-year period ending March 5, 2029. A total of 1,449,734 of performance-based awards were granted, of which 724,867 of the awards vest based on a relative Total Shareholder Return ("TSR") calculation and 724,867 of the awards vest based on certain performance metrics of the Company. The non-TSR performance-based awards vest on March 5, 2029 based on the actual 2028 annual return on invested capital (ROIC). Similar to the Company's historical TSR awards granted in prior years, the TSR awards vest based on the Company's three-year TSR versus the peer group performance levels. Given these terms, the TSR metric is considered a market condition for which we used a Monte Carlo simulation to determine the weighted average grant date fair value of $14.77. The following weighted average assumptions were utilized to value the TSR grants:

2026
Dividend yield	—%
Expected historical volatility	66.0%
Risk free interest rate	3.55%
Expected life (in years)	3
The unrecognized compensation cost associated with all unvested awards at March 31, 2026 was $48 million, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

During the three months ended March 31, 2026 and 2025, we recorded $6 million and $5 million, respectively, of stock compensation expense.
On April 28, 2026, a total of 109,830 of time-based awards were granted to non-employee members of the Board which will vest in April 2027.
20.    Pension and Other Postretirement Healthcare Benefits
The components of net periodic cost associated with our U.S. and foreign pension plans recognized in the unaudited Condensed Consolidated Statements of Operations were as follows:

	Pensions
	Three Months Ended March 31,
	2026	2025
Net periodic cost:
Service cost	$1	$1
Interest cost	4	4
Expected return on plan assets	(4)	(5)
Net amortization of actuarial loss and prior service credit	1	—
Total net periodic cost	$2	$—
The components of net periodic cost associated with our postretirement healthcare plans recognized in the unaudited Condensed Consolidated Statements of Operations were as follows:

	Other Postretirement Benefit Plans
	Three Months Ended March 31,
	2026	2025
Net periodic cost:
Interest cost	—	1
Total net periodic cost	$—	$1
During the three months ended March 31, 2026, the Company made contributions to its pension plans of less than $1 million. The Company expects to make approximately $9 million of pension contributions for the remainder of 2026.
For the three months ended March 31, 2026 and 2025, we contributed less than $1 million and $1 million, respectively, to the Netherlands Multiemployer Plan, which was primarily recognized in “Cost of goods sold” in the unaudited Condensed Consolidated Statement of Operations.
21.    Related Parties
Tasnee / Cristal
At March 31, 2026, Cristal International Holdings B.V. (formerly known as Cristal Inorganic Chemical Netherlands Cooperatief W.A.), a subsidiary of Tasnee, owned 37,580,000 shares of Tronox, or a 24% ownership interest.
On May 9, 2018, we entered into an Option Agreement with AMIC which is owned equally by Tasnee and Cristal. Under the terms of the Option Agreement, AMIC granted us an option (the “Option”) to acquire 90% of a special purpose vehicle (the “SPV”), to which AMIC’s ownership in a titanium slag smelter facility (the “Slagger”) in The Jazan City for Primary and Downstream Industries in KSA was contributed together with $322 million of AMIC indebtedness (the “AMIC Debt”).

Pursuant to the Option Agreement we lent AMIC $125 million for capital expenditures and operational expenses to facilitate the start-up of the Slagger (the “Tronox Loans”).
On May 13, 2020, May 23, 2023 and February 21, 2024, we amended the Option Agreement with AMIC (the "First Amendment", the "Second Amendment", and the "Third Amendment", respectively, and collectively, the "Amendments") to establish a definitive period during which Tronox and AMIC would discuss whether or not Tronox may acquire the Slagger (the "Renegotiation Period"). In the Third Amendment, we extended the Renegotiation Period until December 31, 2024. Until that date, 65% of all chloride slag produced by the Slagger was delivered to Tronox as repayment in-kind of the Tronox Loans. The chloride slag was valued based on a widely published index for feedstock less a nominal discount (the "Slag Price"). Tronox purchased the remaining 35% of the chloride slag produced by the Slagger in cash at the Slag Price.
The Renegotiation Period expired on December 31, 2024 without any agreement on whether Tronox would acquire the Slagger. Then on February 11, 2025, we entered into a letter agreement with AMIC and its wholly owned subsidiary, Advanced Smelting Industries Co. Ltd. ("ASIC") pursuant to which all provisions of the Option Agreement and all related letter agreements were extinguished. This included the parties' respective rights and obligations in and to the Option Agreement, related letter agreements and any claims arising thereunder except for AMIC's obligation to repay the remaining Tronox Loans balance and all related interest accrued. Such final cash repayment occurred in February 2025. The parties also agreed that through December 31, 2026, Tronox will purchase certain quantities of Slag from ASIC based on the Slag Price.
The following table shows the amount of feedstock purchased from the Slagger, which is subsequently recorded in "Cost of goods sold" on our unaudited Condensed Consolidated Statement of Operations:

	Three Months Ended March 31,
	2026	2025
Settled as in-kind repayment of Tronox Loans	—	10
Settled in cash	7	6
Total chloride slag purchases	7	16
The following table shows the amounts due to ASIC at period-end regarding feedstock purchased from the Slagger, which are recorded in "Accrued liabilities" on our unaudited Condensed Consolidated Balance Sheet:

	March 31, 2026	December 31, 2025
Amount due for slag purchases	5	3
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
On December 17, 2020 we completed the MGT transaction. Repayment of the $36 million note payable is based on a fixed U.S. dollar amount per metric ton quantity of MGT delivered by us to ATTM over time and therefore the ultimate maturity date is variable in nature. If ATTM fails to purchase MGT from us under certain contractually agreed upon conditions, then at our election we may terminate the MGT supply agreement with ATTM and we will no longer owe any amount under the loan agreement with Cristal. We currently estimate the ultimate maturity to be between approximately two and three years from March 31, 2026, subject to actual future MGT production levels. The interest rate on the note payable is based on the SAIBOR plus a premium. The note payable is recorded within "Long-term debt, net" and "Long-term debt due within one year" on the unaudited Condensed Consolidated Balance Sheet.

	March 31, 2026	December 31, 2025
Note payable, due within 1 year	8	8
Note payable, due longer than 1 year from now	4	5
Total outstanding note payable	12	13
Amounts regarding loan repayments for the MGT Loan, which are recorded on the unaudited Condensed Consolidated Statement of Operations within “Net sales,” are shown below:

	Three Months Ended March 31,
	2026	2025
Loan Repayment via MGT delivered to ATTM	1	2
As a result of these transactions we have entered into related to the MGT assets, Tronox purchases chlorine gas from ATTM for use in the production of MGT and such transactions are reflected as follows:

	Three Months Ended March 31,
	2026	2025
Purchases of chlorine gas	2	2
These purchases are subsequently recorded within “Cost of goods sold” on the unaudited Condensed Consolidated Statement of Operations. Amounts due at period end, which are presented below, are recorded within “Accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet.

	March 31, 2026	December 31, 2025
Amount due related to purchases of chlorine gas	1	1

As Tronox delivers MGT product to ATTM, amounts are recorded within “Net sales” on the unaudited Condensed Consolidated Statement of Operations, as shown below:

	Three Months Ended March 31,
	2026	2025
MGT sales made to ATTM as product is delivered	12	16

Amounts related to MGT deliveries that are outstanding at period end are recorded in “Prepaid and other assets” on the unaudited Condensed Consolidated Balance Sheet, as shown below:

	March 31, 2026	December 31, 2025
Due from ATTM for MGT deliveries	10	5
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

	Three Months Ended March 31,
	2026	2025
Net Sales	$760	$738
Idle facility and lower of costs or net realizable value charges (a)	38	25
Other cost of goods (b)	678	614
Gross Profit	$44	$99
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Tronox Holdings plc’s unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025. This discussion and other sections in this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties, and actual results could differ materially from those discussed in the forward-looking statements as a result of numerous factors. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements also can be identified by words such as “future”, “anticipates”, “believes”, “estimates”, “expects”, “intends”, “plans”, “predicts”, “will”, “would”, “could”, “can”, “may”, and similar terms.
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
Overview
Tronox Holdings plc (referred to herein as "Tronox", the "Company", "we", "us", or "our") operates titanium-bearing mineral sand mines and beneficiation operations in Australia and South Africa to produce feedstock materials that can be processed into TiO2 for pigment, high purity titanium chemicals, including titanium tetrachloride, and Ultrafine© titanium dioxide used in certain specialty applications. Our strategy is to be vertically integrated and produce enough feedstock materials to be as self-sufficient as possible in the production of TiO2 at our seven TiO2 pigment facilities located in the United States, Australia, Brazil, UK, France, and the Kingdom of Saudi Arabia (“KSA”). We believe that vertical integration is the best way to achieve our ultimate goal of delivering low cost, high-quality pigment to our coatings and other TiO2 customers throughout the world. The mining, beneficiation and smelting of titanium bearing mineral sands creates meaningful quantities of zircon, pig iron and the rare-earth bearing mineral, monazite, which we also supply to customers around the world.
We are a public limited company listed on the New York Stock Exchange and are registered under the laws of England and Wales.
Business Environment
The following discussion includes trends and factors that may affect future operating results:
First quarter revenue increased 3% compared to the prior year, primarily driven by higher sales volumes of TiO2 and zircon and favorable exchange rate impacts partially offset by lower average selling prices of TiO2 and zircon including mix and lower sales volumes of pig iron. For the first quarter of 2026 as compared to the first quarter of 2025, TiO2 revenue increased 5% driven by a 5% increase in sales volumes and 4% exchange rate tailwind partially offset by a 4% decline in average selling prices including mix. Zircon revenue increased 29% from the first quarter of 2025 to the first quarter of 2026 due to a 57% increase in sales volumes partially offset by a 28% decline in average selling prices including mix. Revenue from other products decreased 35% from the first quarter of 2025 to the first quarter of 2026 primarily due to lower sales volume of pig iron. Gross profit decreased for the first quarter of 2026 as compared to the first quarter of 2025 due to lower average selling prices including mix, exchange rate headwinds, and higher freight and production costs, including unfavorable idle facility and lower of costs or market charges partially offset by higher sales volumes and lower corporate costs.

Sequentially, revenue increased 4% in the first quarter of 2026 compared to the fourth quarter of 2025 primarily due to higher sales volumes of TiO2 and zircon and higher average selling prices of TiO2 including mix partly offset by a decrease in sales volumes of pig iron. TiO2 revenues increased 7%, driven by a 4% increase in sales volume and a 3% increase in average selling prices including mix. Zircon revenue increased 14% sequentially driven by a 14% increase in sales volumes while average selling prices remained flat to the fourth quarter of 2025. Revenue from other products decreased by 27% from the fourth quarter of 2025 to the first quarter of 2026 primarily due to lower sales volumes of pig iron. Gross profit increased from the fourth quarter of 2025 to the first quarter of 2026 due to higher TiO2 average selling prices including mix, higher sales volumes of TiO2 and zircon, and lower production costs, including favorable idle facility and lower of cost or market charges partially offset by unfavorable exchange rate impacts, and higher freight costs and corporate costs.

As of March 31, 2026, our total available liquidity was $406 million, including $126 million in cash and cash equivalents and $280 million available under revolving credit agreements. As of March 31, 2026, our total debt was $3.3 billion and net debt to trailing-twelve month Adjusted EBITDA was 11.1x. The Company has no financial covenants on its term loan or bonds and only one springing financial covenant on its Cash Flow Revolver. Refer to Note 13 of notes to condensed consolidated financial statements for further details.
Condensed Consolidated Results of Operations
Three Months Ended March 31, 2026 compared to the Three Months Ended March 31, 2025

	Three Months Ended March 31,
	2026	2025	Variance
Net sales	$760	$738	$22
Cost of goods sold	716	639	77
Gross profit	44	99	(55)
Gross Margin	5.8%	13.4%	(7.6) pts

Restructuring and other charges	14	86	(72)
Selling, general and administrative expenses	71	74	(3)
Loss from operations	(41)	(61)	20
Interest expense	(53)	(42)	(11)
Interest income	2	2	—
Other expense, net	(12)	(5)	(7)
Loss before income taxes	(104)	(106)	2
Income tax provision	—	(5)	5
Net loss	$(104)	$(111)	$7

Effective tax rate	—%	(5)%

EBITDA (1)	$22	$5	$17
Adjusted EBITDA (1)	$62	$112	$(50)
Net loss as a % of Net Sales (1)	(13.7)%	(15.0)%	1.3 pts
Adjusted EBITDA as % of Net Sales (1)	8.2%	15.2%	(7.0) pts
_______________
(1)EBITDA, Adjusted EBITDA and Adjusted EBITDA as % of Net Sales are Non-U.S. GAAP financial measures. Please refer to the “Non-U.S. GAAP Financial Measures” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of these measures and a reconciliation of these measures to Net loss.
Net sales of $760 million for the three months ended March 31, 2026 increased by 3%, compared to $738 million for the same period in 2025. The increase is primarily due to higher sales volumes of TiO2 and zircon.

Net sales by type of product for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025	Variance	Percentage
TiO2	$616	$584	$32	5%
Zircon	89	69	20	29%
Other products	55	85	(30)	(35)%
Total net sales	$760	$738	$22	3%
For the three months ended March 31, 2026, TiO2 revenue was higher by 5% or $32 million compared to the prior year quarter primarily due to an increase of $32 million in sales volumes partially offset by a decrease of $22 million in average selling prices, including mix. Foreign currency positively impacted TiO2 revenue by $22 million primarily due to the strengthening of the Euro. Zircon revenue increased $20 million primarily due to a 57% increase in sales volumes partially offset by a 28% decrease in average selling prices including mix. Other products revenue decreased $30 million from the year-ago quarter primarily due to a decrease in sales volumes of pig iron.

Gross profit of $44 million was 5.8% of net sales compared to 13.4% of net sales in the year-ago quarter. The decrease in gross margin is primarily due to:
•the unfavorable impact of 5 points primarily due to a decrease in average selling prices including mix,
•the unfavorable impact of 2 points due to increased cost structures, higher idle facility and lower of costs or net realizable value charges and,
•the unfavorable impact of 3 points due to changes in foreign currency exchanges rates, primarily as a result of the South Africa Rand and Australian dollar, partially offset by
•the favorable impact of 2 points due to increased volumes of zircon.

Restructuring and other charges of $14 million for the three months ended March 31, 2026 was related to both the Botlek and Fuzhou plant closures. Refer to Note 2 in notes to condensed consolidated financial statements for further details.
Selling, general and administrative expenses of $71 million decreased $3 million compared to the same period of 2025 primarily due to a $5 million decrease in professional services partially offset by a $2 million increase in employee costs.

Loss from operations for the three months ended March 31, 2026 was $41 million compared to $61 million in the prior year period. The decrease of $20 million was primarily due to higher sales volumes of TiO2 and Zircon, the decrease in restructuring and other charges and lower SG&A expenses partially offset by lower selling prices of TiO2 and Zircon as discussed above.
Interest expense increased $11 million compared to the same period of 2025 primarily due to the increase in outstanding long-term debt balances period over period.
Other expense, net for the three months ended March 31, 2026 primarily consisted of approximately $7 million of net realized and unrealized foreign currency losses, $3 million of fees associated with the utilization of the Securitization Facility and $1 million pension expense related to pension related interest costs and amortization of actuarial gains/losses offset by expected return on plan assets. The remaining amount was driven by other individually immaterial amounts.
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
The effective tax rate was 0% and (5)% for the three months ended March 31, 2026 and 2025, respectively. The effective tax rates for the three months ended March 31, 2026 and 2025 are impacted by a variety of factors including income and losses in jurisdictions with valuation allowances, non-taxable income and expense items, prior year accruals, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate.

Net loss as a % of net sales was 13.7% for the three months ended March 31, 2026 as compared to net loss as a % of net sales of 15.0% for the prior year period. The primary driver of the period over period decrease is the decrease in restructuring and other charges during the current quarter, lower gross profit due to lower average selling prices and higher interest expense partially offset by an increase in sales volumes of TiO2 and Zircon and a decrease in SG&A expenses. Adjusted EBITDA as a percentage of net sales was 8.2% for the three months ended March 31, 2026 as compared to 15.2% for the prior year primarily due to the lower gross margin as a result of decreases in average selling prices including mix of TiO2 and zircon partially offset by an increase in TiO2 and zircon sales volumes and lower SG&A expenses as discussed above.
Other Comprehensive Income (Loss)
Other comprehensive loss was $22 million in the three months ended March 31, 2026 as compared to other comprehensive income of $40 million in the three months ended March 31, 2025. The change is primarily due to the unfavorable foreign currency translation adjustments of $26 million in the three months ended March 31, 2026 as compared to favorable foreign currency translation adjustments of $51 million in the prior year period. This was partially offset by a net gain on derivative instruments of $5 million in the three months ended March 31, 2026 as compared to a net loss on derivative instruments of $11 million in the prior year period.
Liquidity and Capital Resources
The following table presents our liquidity as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(Millions of U.S. dollars)
Cash and cash equivalents	$126	$199
Available under the Cash Flow Revolver	276	332
Available under the RMB Credit Facility	—	72
Available under the Emirates Revolver[1]	—	67
Available under the Bank Itau Facility	$4	$4
Total	$406	$674
(1) We currently do not expect that the Emirates Revolver, which is currently undrawn, will be renewed following its expiration in June 2026.
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
Working capital (calculated as current assets less current liabilities) was $1.3 billion at both March 31, 2026 and December 31, 2025.
As of March 31, 2026, the non-guarantor subsidiaries of our Senior Notes due 2029 and Senior Secured Notes due 2030 represented approximately 17% of our total consolidated liabilities and approximately 44% of our total consolidated assets. For the three months ended March 31, 2026, the non-guarantor subsidiaries of our Senior Notes due 2029 and Senior Secured Notes due 2030 represented approximately 46% of our total consolidated net sales. For the three months ended March 31, 2026, the non-guarantor subsidiaries of our Senior Notes due 2029 and Senior Secured Notes due 2030 represented approximately 61% of our consolidated EBITDA (as such term is defined in the respective indenture). In addition, as of March 31, 2026, our non-guarantor subsidiaries had $823 million of total consolidated liabilities (including trade payables but excluding intercompany liabilities), all of which would have been structurally senior to the Senior Notes due 2029 and Senior Secured Notes due 2030.
At March 31, 2026, we had outstanding letters of credit and bank guarantees of $148 million. See Note 17 of notes to unaudited condensed consolidated financial statements.
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
During the three months ended March 31, 2026, our credit rating with Moody’s remained unchanged at B2 negative outlook and our credit rating with Standard & Poor's also remained unchanged at CCC+ negative outlook.
Cash and Cash Equivalents
We consider all investments with original maturities of three months or less to be cash equivalents. As of March 31, 2026, our cash and cash equivalents were invested in money market funds and we also receive earnings credits for some balances left in our bank operating accounts. We maintain cash and cash equivalents in bank deposit and money market accounts that may exceed federally insured limits. The financial institutions where our cash and cash equivalents are held are highly rated and geographically dispersed, and we have a policy to limit the amount of credit exposure with any one institution. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk.
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
Repatriation of Cash
At March 31, 2026, we held $126 million in cash and cash equivalents in these respective jurisdictions: $21 million in the United States, $38 million in Australia, $15 million in Europe, $8 million in Brazil, $17 million in South Africa, $11 million in Saudi Arabia, and $16 million in China and other Asia countries. Our credit facilities limit transfers of funds from subsidiaries in the United States to certain foreign subsidiaries.
At March 31, 2026, Tronox Holdings plc had foreign subsidiaries with undistributed earnings. Although we would not be subject to income tax on these earnings, we have asserted that amounts in specific jurisdictions are indefinitely reinvested outside of the parent's taxing jurisdictions. These amounts could be subject to withholding tax if distributed, but the Company has made no provision for tax related to these undistributed earnings. The Company has removed its assertion that earnings in China are indefinitely reinvested, and the withholding tax accruals for potential repatriations from that jurisdiction are now reflected in the effective tax rate.
Stock Repurchases
On February 21, 2024, in connection with the expiration in February 2024 of the Company's previous share repurchase program, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's stock through February 21, 2027. During the three months ended March 31, 2026, we made no repurchases of the Company's stock.

Cash Dividends on Ordinary Shares
On April 28, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share payable on July 8, 2026 to shareholders of record at the close of business on May 11, 2026.
Inventory Financing Arrangement

On July 29, 2025, we entered into an inventory financing arrangement whereby we agree with our counterparty to sell certain inventory, with short payment terms, and subsequently we repurchase such inventory at an agreed upon price with terms not to exceed 360 days. The agreed upon repurchase price is generally calculated as the original sale price plus financing charges and a nominal spread. In January 2026, we repaid in cash our payable due to the counterparty and shortly thereafter, we entered into a new inventory financing arrangement on terms similar to those referenced above. The amount financed in this new transaction remains at $50 million. As of both March 31, 2026 and December 31, 2025, we had financed inventory of $50 million, which is included in "Obligations under inventory financing arrangements" and related accrued interest of $1 million and $2 million, respectively, which is included in “Accrued Liabilities” on the Condensed Consolidated Balance Sheets. We have $1 million for the three months ended March 31, 2026 of financing charges that were recorded within “Interest Expense” on the Condensed Consolidated Statement of Operations.

Debt Obligations
At March 31, 2026 and December 31, 2025, our short-term debt and long-term debt, net of unamortized discount and debt issuance costs was $3.3 billion and $3.2 billion, respectively. At March 31, 2026 and December 31, 2025, our net debt (the excess of our debt over cash and cash equivalents) was $3.2 billion and $3.0 billion, respectively.
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
In March 2026, the Securitization Facility was amended to increase the facility limit from $230 million to $255 million. In May 2026, the Securitization Facility was amended to further increase the facility limit from $255 million to $275 million.
See “Note 6 – Accounts Receivable Securitization Program” in notes to unaudited condensed consolidated financial statements for further details regarding this off-balance sheet program.
Cash Flows
The following table presents cash flow for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(Millions of U.S. dollars)
Cash used in operating activities	$(68)	$(32)
Cash used in investing activities	(67)	(95)
Cash provided by financing activities	67	108
Effects of exchange rate changes on cash and cash equivalents and restricted cash	(5)	5
Net decrease in cash and cash equivalents and restricted cash	$(73)	$(14)
Cash Flows used in Operating Activities — Cash used in operating activities of $68 million is primarily driven by $10 million of net loss adjusted for non-cash items offset by a net cash outflow of $78 million related to changes in assets and liabilities.

The following table provides our net cash used in operating activities for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(Millions of U.S. dollars)
Net loss	$(104)	$(111)
Adjustments for non-cash items	114	180
Income related cash generation	10	69
Net change in assets and liabilities	(78)	(101)
Cash used in operating activities	$(68)	$(32)
Net cash used in operating activities increased by $36 million year-over-year from $32 million in the prior year to $68 million during the current year. This increase was primarily due to a decrease in income related cash generation partially offset by decreases in the use of cash for net assets and liabilities. The lower use of cash working capital was primarily driven by an increase in cash provided by inventories of $102 million and a decrease in cash used related to accounts receivable of $6 million partially offset by an increase in the use of cash for accounts payable and accrued liabilities of $58 million, an increase in the use of cash for restructuring payments of $17 million and a decrease in cash provided by prepaids and other assets of $13 million.
Cash Flows used in Investing Activities — Net cash used in investing activities for the three months ended March 31, 2026 was $67 million as compared to $95 million for the same period in 2025 primarily due to lower capital expenditures of $67 million during the current year as compared to $110 million in the prior year partially offset by $15 million of cash received for the repayment of our loan with AMIC related to the titanium slag smelter facility in the prior year.
Cash Flows provided by Financing Activities — Net cash provided by financing activities during the three months ended March 31, 2026 was $67 million as compared to cash provided by financing activities of $108 million for the three months ended March 31, 2025. The three months ended March 31, 2026 was primarily comprised of net proceeds from short-term debt of $85 million partially offset by repayments of long-term debt of $8 million and dividend payments of $8 million. The three months ended March 31, 2025 was primarily comprised of net proceeds from short-term debt of $115 million partially offset by repayments of long-term debt of $6 million.
Contractual Obligations
The following table sets forth information relating to our contractual obligations as of March 31, 2026:

	Contractual Obligation Payments Due by Year (3)(4)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of U.S. dollars)
Long-term debt, net and lease financing (including interest) (1)	$4,110	381	438	2,406	885
Purchase obligations (2)	3,355	361	441	277	2,276
Operating leases	291	35	61	48	147
Asset retirement obligations and environmental liabilities(5)	538	42	61	46	389
Total	$8,294	819	1,001	2,777	3,697
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

The following table reconciles net loss to EBITDA and Adjusted EBITDA, Adjusted EBITDA as a % of net sales for the periods presented and Net Debt to Trailing Twelve Months Adjusted EBITDA as of March 31, 2026 and December 31, 2025:

Three Months Ended March 31,
2026	2025

	(Millions of U.S. dollars)
Net loss (U.S. GAAP)	$(104)	$(111)
Interest expense	53	42
Interest income	(2)	(2)
Income tax provision	—	5
Depreciation, depletion and amortization expense	75	71
EBITDA (non-U.S. GAAP)	22	5
Share-based compensation (a)	6	5
Accretion expense and other adjustments to asset retirement obligations and environmental liabilities (b)	4	7
Accounts receivable securitization program (c)	3	4
Foreign currency remeasurement (d)	7	1
Restructuring and other charges (e)	14	86
Other items (f)	6	4
Adjusted EBITDA (non-U.S. GAAP)	$62	$112

	Three Months Ended March 31,
	2026	2025
Net sales	$760	$738
Net loss (U.S. GAAP)	$(104)	$(111)
Net loss (U.S. GAAP) as a % of Net sales	(13.7)%	(15.0)%
Adjusted EBITDA (non-U.S. GAAP) (see above) as a % of Net sales	8.2%	15.2%

	March 31, 2026	December 31, 2025
Long-term debt, net	$3,124	$3,132
Short-term debt	133	51
Long-term debt due within one year	39	39
(Less) Cash and cash equivalents	(126)	(199)
Net debt	$3,170	$3,023
Trailing-twelve month Adjusted EBITDA (non-U.S. GAAP)	$286	$336
Net debt to trailing-twelve month Adjusted EBITDA (non-U.S. GAAP) (see above)	11.1x	9.0x

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
(e) Represents restructuring and other charges associated with the Botlek and Fuzhou plant closures. Refer to Note 2 to notes to unaudited condensed consolidated financial statements for further details.

(f) Includes noncash pension and postretirement costs, asset write-offs and other items included in “Selling general and administrative expenses”, “Cost of goods sold” and “Other expense, net” in the unaudited Condensed Consolidated Statements of Operations.

The following table reconciles trailing twelve month net loss to EBITDA and Adjusted EBITDA as of March 31, 2026:

	Three Months Ended				Trailing Twelve Month Adjusted EBITDA
	June 30, 2025	September 30, 2025	December 31, 2025	March 31, 2026

Net loss (U.S. GAAP)	$(85)	$(100)	$(177)	$(104)	$(466)
Interest expense	45	48	54	53	200
Interest income	(1)	(1)	(2)	(2)	(6)
Income tax provision	4	8	(2)	—	10
Depreciation, depletion and amortization expense	74	75	82	75	306
EBITDA (non-U.S. GAAP)	37	30	(45)	22	44
Share-based compensation (a)	4	5	6	6	21
Foreign currency remeasurement (b)	(2)	—	7	7	12
Accretion expense and other adjustments to asset retirement obligations and environmental liabilities (c)	7	6	(11)	4	6
Accounts receivable securitization program (d)	3	3	3	3	12
Restructuring and other charges (e)	42	25	79	14	160
Other items (f)	2	5	18	6	31
Adjusted EBITDA (non-U.S. GAAP)	$93	$74	$57	$62	$286

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
(e) Represents restructuring and other charges associated with the Botlek and China plant closures.
(f) Includes noncash pension and postretirement costs, asset write-offs, severance expense and other items included in “Selling general and administrative expenses”, “Cost of goods sold” and “Other expense, net” in the unaudited Condensed Consolidated Statements of Operations.
The following table reconciles Net loss attributable to Tronox to Adjusted net loss attributable to Tronox for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(Millions of U.S. dollars)
Net loss attributable to Tronox Holdings plc (U.S. GAAP)	$(103)	$(111)
Restructuring and other charges (a)	14	86
Other (b)	1	1
Adjusted net loss attributable to Tronox Holdings plc (non-U.S. GAAP)	$(88)	$(24)

Diluted net loss per share (U.S. GAAP)	$(0.65)	$(0.70)
Restructuring and other charges, per share	0.09	0.54
Other, per share	0.01	0.01
Diluted adjusted net loss per share attributable to Tronox Holdings plc (non-U.S. GAAP) (1)	$(0.55)	$(0.15)

Weighted average shares outstanding, diluted (in thousands)	158,889	158,138

(a) Represents restructuring and other charges associated with the Botlek and China plant closures.
(b) Represents other activity not representative of the ongoing operations of the Company.

(1) Diluted adjusted net loss per share attributable to Tronox Holdings plc was calculated from exact, not rounded Adjusted net loss attributable to Tronox Holdings plc and share information.
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
Credit Risk
Credit risk is the risk that a borrower or a counterparty will fail to meet their obligations. A significant portion of our liquidity is concentrated in trade accounts receivable that arise from sales of our products to customers. In the case of TiO2, the high level of industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. We have significant exposure to credit risk in industries that are affected by cyclical economic fluctuations. We perform ongoing credit evaluations of our customers from time to time, as deemed appropriate, to mitigate credit risk but generally do not require collateral. Our contracts typically enable us to tighten credit terms if we perceive additional credit risk; however, historic losses due to write offs of bad debt have been insignificant. In addition, due to our international operations, we are subject to potential trade restrictions and sovereign risk in certain countries in which we operate. We maintain allowances for potential credit losses based on specific customer review and current financial conditions. During the three months ended March 31, 2026 and 2025, our ten largest third-party customers represented 37% and 39%, respectively, of our consolidated net sales. During the three months ended March 31, 2026 and 2025, no single customer accounted for 10% of our consolidated net sales.
Interest Rate Risk
Interest rate risk arises from the possibility that changes in interest rates will impact our financial results. We are exposed to interest rate risk on our floating rate debt, the 2024 Term Loan Facility, the 2024-B Term Loan Facility, RMB Term Loan Facility and the Cash Flow Revolver, RMB Revolving Credit Facility, and Emirates Revolver balances. Using a sensitivity analysis as of March 31, 2026, a hypothetical 1% increase in interest rates would result in a net decrease to pre-tax income of approximately $8 million on an annualized basis. This is due to the fact that earnings on our floating rate financial assets of $23 million at March 31, 2026 would increase by the full 1%, partially offsetting the impact of a 1% increase in interest expense on our floating rate debt of approximately $869 million.
As of March 31, 2026, the Company maintains a total of $950 million of interest rate swaps (with $450 million maturing in March 2028 and $500 million maturing in September 2031) with the objective in using the interest-rate swap agreements to add stability to interest expense and to manage the Company's exposure to interest rate movements. These interest rate swaps have been designated as cash flow hedges and involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Fair value gains or losses on these cash flow hedges are recorded in accumulated other comprehensive loss and are subsequently reclassified into interest expense in the same periods during which the hedged transactions affect earnings. The Company's objectives in using the interest rate swap agreements are to add stability to interest expense and to manage its exposure to interest rate movements.
At March 31, 2026 and December 31, 2025, the net unrealized gain of $7 million and the net unrealized loss of less than $1 million, respectively, was recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated

Balance Sheet. For the three months ended March 31, 2026 and 2025, the amounts recorded in interest expense related to the interest-rate swap agreements were $1 million and $2 million, respectively, of which less than $1 million and less than $1 million, respectively, was reclassified from "Accumulated other comprehensive loss" to interest expense.
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
From time to time, we enter into foreign currency contracts used to hedge forecasted third party non-functional currency sales for our South African subsidiaries. From time to time, we enter into foreign currency contracts used to hedge forecasted non-functional currency cost of goods sold and forecasted non-functional currency selling, general and administrative expenses ("SG&A expenses") for our Australian subsidiaries. Historically, we have used a combination of zero-cost collars, put options or forward contracts to reduce the exposure.  These foreign currency contracts are designated as cash flow hedges. Changes to the fair value of these foreign currency contracts are recorded as a component of other comprehensive (loss) income, if these contracts remain highly effective, and are recognized in net sales, costs of goods sold or SG&A expenses in the period in which the forecasted transaction affects earnings or are recognized in other expense, net when the transactions are no longer probable of occurring. As of March 31, 2026, we had notional amounts of 561 million Australian dollars ($387 million at the March 31, 2026 exchange rate) that expire between April 28, 2026 and December 29, 2026 to reduce the exposure of our Australian subsidiaries’ cost of sales to fluctuations in currency rates. As of March 31, 2026, we had notional amounts of 25 million Australian dollars ($17 million at the March 31, 2026 exchange rate) that expire between April 28, 2026 and December 29, 2026 to reduce the exposure of our Australian subsidiaries’ SG&A expenses to fluctuations in currency rates. As of March 31, 2026, we had notional amounts of 2 billion South African Rand (or approximately $132 million at the March 31, 2026 exchange rate) that expire between April 28, 2026 and December 29, 2026 to reduce the exposure of our South African subsidiaries' third party sales to fluctuations in currency rates. At March 31, 2026, there was a net unrealized loss of $2 million recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet, which is expected to be fully recognized in earnings over the next twelve months. At December 31, 2025, there was a net realized gain of $1 million recorded in "Accumulated other comprehensive loss" on the Condensed Consolidated Balance Sheet.
From time to time, we enter into foreign currency contracts for the South African Rand, Australian Dollar, Euro, Pound Sterling, and Saudi Riyal to reduce exposure of our subsidiaries’ balance sheet accounts not denominated in our subsidiaries’ functional currency to fluctuations in foreign currency exchange rates. Historically, we have used forward contracts to reduce the exposure.  For accounting purposes, these foreign currency contracts are not considered hedges. The change in fair value associated with these contracts is recorded in “Other expense, net” within the unaudited Condensed Consolidated Statement of Operations and partially offsets the change in value of third party and intercompany-related receivables not denominated in the functional currency of the subsidiary. At March 31, 2026, there was (i) 912 million South African Rand (or approximately $54 million at the March 31, 2026 exchange rate), (ii) 175 million Australian dollars (or approximately $121 million at the March 31, 2026 exchange rate), (iii) 170 million Pound Sterling (or approximately $224 million at the March 31, 2026 exchange rate), (iv) 51 million Euro (or approximately $59 million at the March 31, 2026 exchange rate), and (v) 172 million Saudi Riyal (or approximately $46 million at the March 31, 2026 exchange rate) of notional amounts of outstanding foreign currency contracts. At December 31, 2025, there was (i) 572 million South African Rand (or approximately $34 million at the March 31, 2026 exchange rate), (ii) 161 million Australian dollars (or approximately $111 million at the March 31, 2026 exchange rate), (iii) 213 million Pound Sterling (or approximately $282 million at the March 31, 2026 exchange rate), (iv) 50 million Euro (or approximately $58 million at the March 31, 2026 exchange rate) and (v) 83 million Saudi Riyal (or approximately $22 million at the March 31, 2026 exchange rate) of notional amounts of outstanding foreign currency contracts.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of Tronox’s management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”), as of March 31, 2026, the end of the period covered by this report. Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date. Tronox’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Tronox in the reports that it files or submits under the Exchange Act is accumulated and communicated to Tronox’s management, including Tronox’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date.
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

Other than as discussed above, during the quarter ended March 31, 2026, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table provides information with respect to purchases of our shares of common stock, $0.01 par value per share, during the three months ended March 31, 2026.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs (1)	Approximate Dollar Value That May Yet Be Purchased Under the Program (2)
				$300,000,000
January 1, 2026 through January 31, 2026	—	$—	—	$300,000,000
February 1, 2026 through February 28, 2026	—	$—	—	$300,000,000
March 1, 2026 through March 31, 2026	—	$—	—	$300,000,000
Totals	—	$—	—	$300,000,000
(1) On February 21, 2024, in connection with the expiration in February 2024 of the Company's previous share repurchase program, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's stock through February 21, 2027. During the three months ended March 31, 2026, we made no repurchases of the Company's stock.
(2) Amounts reflect the remaining dollar value of shares that may be purchased under the stock repurchase program described above.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) had any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) under the Exchange Act for any "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K.

Item 6.    Exhibits

Exhibit No.
31.1	Rule 13a-14(a) Certification of John Romano. (furnished herewith)

31.2	Rule 13a-14(a) Certification of D. John Srivisal. (furnished herewith)

32.1	Section 1350 Certification for John Romano. (furnished herewith)

32.2	Section 1350 Certification for D. John Srivisal. (furnished herewith)

101
The following financial statements from Tronox Holdings plc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (furnished herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema Document. (furnished herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (furnished herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. (furnished herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. (furnished herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (furnished herewith)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2026, which has been formatted in Inline XBRL and contained in Exhibit 101.
_______________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:
May 7, 2026

TRONOX HOLDINGS PLC (Registrant)

By:	/s/ D. John Srivisal
Name:	D. John Srivisal
Title:	Senior Vice President, Chief Financial Officer

By:	/s/ Jonathan P. Flood
Name:	Jonathan P. Flood
Title:	Vice President, Controller and Principal Accounting Officer