Form 10-Q
period 2026-06-30
Tronox Holdings plc
filed 2026-08-06
CIK 1530804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of July 20, 2026, the Registrant had 159,700,029 ordinary shares outstanding.

Item 1.    Financial Statements (Unaudited)

Page No.

Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2026 and 2025	4
Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2026 and 2025	5
Unaudited Condensed Consolidated Balance Sheets at June 30, 2026 and December 31, 2025	6
Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025	7
Unaudited Condensed Consolidated Statement of Shareholders’ Equity for the Three and Six Months Ended June 30, 2026 and 2025	8
Notes to Unaudited Condensed Consolidated Financial Statements	10

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$868	$731	$1,628	$1,469
Cost of goods sold	813	652	1,529	1,291
Gross profit	55	79	99	178
Restructuring and other charges	4	42	18	128
Selling, general and administrative expenses	72	72	143	146
Loss from operations	(21)	(35)	(62)	(96)
Interest expense	(56)	(45)	(109)	(87)
Interest income	—	1	2	3
Other income (expense), net	10	(2)	(2)	(7)
Loss before income taxes	(67)	(81)	(171)	(187)
Income tax provision	(106)	(4)	(106)	(9)
Net loss	(173)	(85)	(277)	(196)
Net loss attributable to noncontrolling interest	(2)	(1)	(3)	(1)
Net loss attributable to Tronox Holdings plc	$(171)	$(84)	$(274)	$(195)

Loss per share:
Basic	$(1.07)	$(0.53)	$(1.72)	$(1.23)
Diluted	$(1.07)	$(0.53)	$(1.72)	$(1.23)

Weighted average shares outstanding, basic (in thousands)	159,841	158,561	159,444	158,358
Weighted average shares outstanding, diluted (in thousands)	159,841	158,561	159,444	158,358
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Millions of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(173)	$(85)	$(277)	$(196)
Other comprehensive income (loss):
Foreign currency translation adjustments	35	68	9	119
Pension and postretirement plans:
Actuarial losses (net of tax benefit of nil in the three months ended June 30, 2026 and 2025 and net tax benefit of less than $1 million and nil in the six months ended June 30, 2026 and 2025)	—	—	(2)	—
Amortization of unrecognized actuarial loss (net of tax benefit of less than $1 million and nil in the three months ended June 30, 2026 and 2025 and net tax benefit of less than $1 million and nil in the six months ended June 30, 2026 and 2025)	—	1	1	1
Total pension and postretirement gain (loss)	—	1	(1)	1
Realized losses on derivatives reclassified from accumulated other comprehensive loss to the Condensed Consolidated Statement of Operations (net of tax expense of nil for both the three and six months ended June 30, 2026 and $1 million for both the three and six months ended 2025)	—	—	—	—
Unrealized gains (losses) on derivative financial instruments, (net of tax expense of $1 million and $2 million for the three months ended June 30, 2026 and 2025, respectively and net of tax expense of less than $1 million and $2 million for the six months ended June 30, 2026 and 2025, respectively) - See Note 14	12	6	17	(5)

Other comprehensive income	47	75	25	115

Total comprehensive loss	(126)	(10)	(252)	(81)

Comprehensive (loss) income attributable to noncontrolling interest:
Net loss	(2)	(1)	(3)	(1)
Foreign currency translation adjustments	—	2	2	4
Comprehensive (loss) income attributable to noncontrolling interest	(2)	1	(1)	3

Comprehensive loss attributable to Tronox Holdings plc	$(124)	$(11)	$(251)	$(84)

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Millions of U.S. dollars, except share and per share data)

	June 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$194	$199
Restricted cash	12	12
Accounts receivable (net of allowance for credit losses of $1 million and $1 million as of June 30, 2026 and December 31, 2025, respectively)	363	289
Inventories, net	1,458	1,652
Prepaid and other assets	113	112
Income taxes receivable	1	1
Total current assets	2,141	2,265
Noncurrent Assets
Property, plant and equipment, net	1,988	2,007
Mineral leaseholds, net	595	608
Intangible assets, net	203	214
Lease right of use assets, net	180	173
Deferred tax assets	727	833
Other long-term assets	116	117
Total assets	$5,950	$6,217

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$404	$481
Accrued liabilities	254	274
Short-term lease liabilities	24	22
Obligations under inventory financing arrangement	50	50
Short-term debt	68	51
Long-term debt due within one year	39	39
Income taxes payable	1	2
Total current liabilities	840	919
Noncurrent Liabilities
Long-term debt, net	3,123	3,132
Pension and postretirement healthcare benefits	80	81
Asset retirement obligations	209	198
Environmental liabilities	30	39
Long-term lease liabilities	156	148
Deferred tax liabilities	212	208
Other long-term liabilities	109	43
Total liabilities	4,759	4,768

Commitments and Contingencies - Note 17
Shareholders’ Equity
Tronox Holdings plc ordinary shares, par value $0.01 — 159,700,029 shares issued and outstanding at June 30, 2026 and 158,557,858 shares issued and outstanding at December 31, 2025	2	2
Capital in excess of par value	2,097	2,103
(Accumulated deficit) retained earnings	(244)	30
Accumulated other comprehensive loss	(694)	(717)
Total Tronox Holdings plc shareholders’ equity	1,161	1,418
Noncontrolling interest	30	31
Total equity	1,191	1,449
Total liabilities and equity	$5,950	$6,217
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Millions of U.S. dollars)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(277)	$(196)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	151	145
Deferred income taxes	106	7
Share-based compensation expense	11	9
Amortization of deferred debt issuance costs and discount on debt	6	5
Restructuring and other charges	18	128
Other non-cash items affecting net loss	9	29
Changes in assets and liabilities:
Increase in accounts receivable, net of allowance for credit losses	(74)	(19)
Decrease (increase) in inventories, net	191	(76)
Decrease in prepaid and other assets	21	29
Restructuring payments	(29)	(27)
Decrease in accounts payable and accrued liabilities	(84)	(23)
Net changes in income tax payables and receivables	—	(5)
Changes in other non-current assets and liabilities	(12)	(10)
Cash provided by (used in) operating activities	37	(4)

Cash Flows from Investing Activities:
Capital expenditures	(112)	(193)
Loans	—	15
Proceeds from dispositions and asset sales	15	2
Cash used in investing activities	(97)	(176)

Cash Flows from Financing Activities:
Repayments of short-term debt	(99)	(11)
Repayments of long-term debt	(16)	(14)
Repayments of inventory financing arrangement	(50)	—
Proceeds from inventory financing arrangement	50	—
Proceeds from sale and leaseback transaction	75	—
Proceeds from short-term debt	116	203
Debt issuance costs	(2)	(1)
Sale and leaseback transaction costs	(1)	—
Dividends paid	(16)	(20)
Restricted stock and performance-based shares settled in cash for withholding taxes	—	(1)
Cash provided by financing activities	57	156

Effects of exchange rate changes on cash and cash equivalents and restricted cash	(2)	5

Net decrease in cash and cash equivalents and restricted cash	$(5)	$(19)
Cash and cash equivalents and restricted cash at beginning of period	211	152
Cash and cash equivalents and restricted cash at end of period	$206	$133

Supplemental cash flow information:
Interest paid, net	$98	$78

Income taxes paid	$1	$5
See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Millions of U.S. dollars, except for shares)
For the six months ended June 30, 2026

	Tronox Holdings plc Ordinary Shares (in thousands)	Tronox Holdings plc Ordinary Shares (Amount)	Capital in Excess of par Value	(Accumulated deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Tronox Holdings plc Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2025	158,558	$2	$2,103	$30	$(717)	$1,418	$31	$1,449
Net loss	—	—	—	(103)	—	(103)	(1)	(104)
Other comprehensive income	—	—	—	—	(24)	(24)	2	(22)
Share-based compensation	966	—	6	—	—	6	—	6
Shares cancelled	(5)	—	—	—	—	—	—	—
Ordinary share dividends ($0.050 per share)	—	—	(8)	—	—	(8)	—	(8)
Balance at March 31, 2026	159,519	$2	$2,101	$(73)	$(741)	$1,289	$32	$1,321

Net loss	—	—	—	(171)	—	(171)	(2)	(173)
Other comprehensive income	—	—	—	—	47	47	—	47
Share-based compensation	238	—	5	—	—	5	—	5
Shares cancelled	(57)	—	(1)	—	—	(1)	—	(1)
Ordinary share dividends ($0.050 per share)	—	—	(8)	—	—	(8)	—	(8)
Balance at June 30, 2026	159,700	$2	$2,097	$(244)	$(694)	$1,161	$30	$1,191

See accompanying notes to unaudited condensed consolidated financial statements.

TRONOX HOLDINGS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)
(Unaudited)
(Millions of U.S. dollars, except for shares)
For the six months ended June 30, 2025

	Tronox Holdings plc Ordinary Shares (in thousands)	Tronox Holdings plc Ordinary Shares (Amount)	Capital in Excess of par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Tronox Holdings plc Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2024	157,938	$2	$2,084	$555	$(880)	$1,761	$30	$1,791
Net loss	—	—	—	(111)	—	(111)	—	(111)
Other comprehensive loss	—	—	—	—	38	38	2	40
Share-based compensation	641	—	5	—	—	5	—	5
Shares cancelled	(117)	—	—	—	—	—	—	—
Ordinary share dividends ($0.125 per share)	—	—	—	(19)	—	(19)	—	(19)
Balance at March 31, 2025	158,462	$2	$2,089	$425	$(842)	$1,674	$32	$1,706

Net income (loss)	—	—	—	(84)	—	(84)	(1)	(85)
Other comprehensive income (loss)	—	—	—	—	73	73	2	75
Share-based compensation	80	—	4	—	—	4	—	4
Shares cancelled	(17)	—	(1)	—	—	(1)	—	(1)
Ordinary share dividends ($0.125 per share)	—	—	—	(20)	—	(20)	—	(20)
Balance at June 30, 2025	158,525	$2	$2,092	$321	$(769)	$1,646	$33	$1,679
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
In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, considered necessary for a fair statement of its financial position as of June 30, 2026, and its results of operations for the three and six months ended June 30, 2026 and 2025. Our unaudited condensed consolidated financial statements include the accounts of all majority-owned subsidiary companies. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the manner and presentation in the current period.
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
In May 2026, the FASB issued ASU 2026-02 "Environmental Credits and Environmental Credit Obligations (Topic 818)". The amendments in this update improve the financial accounting for and disclosure of environmental credits and environmental credit obligations. This Update provides recognition, measurement, presentation and disclosure requirements for all entities that generate, purchase, or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits. The amendments in this update are effective for all public business entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. An entity should apply the amendments in this Update on a retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. We are currently evaluating the impact this standard will have on our financial statements.

2.    Restructuring and Other Charges
The following table summarizes the impact of the charges as a result of this action on the unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2026 and 2025:

	Severance and employee benefits (1)	Idling Activities (2)	Asset retirement obligation adjustments	Environmental liability	Contract abandonment and other changes	Total cash charges	Asset disposal (3)	Other non-cash charges	Total non-cash charges	Total restructuring and other charges
Botlek closure	$1	$1	$—	$—	$—	$2	$—	$—	$—	$2
Fuzhou closure	1	1	—	—	—	2	—	—	—	2
Three Months Ended June 30, 2026	$2	$2	$—	$—	$—	$4	$—	$—	$—	$4

	Severance and employee benefits (1)	Idling Activities (2)	Asset retirement obligation adjustments	Environmental liability	Contract abandonment and other changes	Total cash charges	Asset disposal (3)	Other non-cash charges	Total non-cash charges	Total restructuring and other charges
Botlek closure	$9	$24	$—	$—	$—	$33	$9	$—	$9	$42
Three Months Ended June 30, 2025	$9	$24	$—	$—	$—	$33	$9	$—	$9	$42
(1) Represents severance that is statutorily required by law as well as any incremental enhancements that are provided by the respective actions.
(2) Represents decommissioning and idling activities and are expensed as incurred.
(3) Represents asset write-offs and accelerated depreciation.

The following table summarizes the impact of the charges as a result of this action on the unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2026 and 2025:

	Severance and employee benefits (1)	Idling Activities (2)	Asset retirement obligation adjustments	Environmental liability	Contract abandonment and other changes	Total cash charges	Asset disposal (3)	Other non-cash charges	Total non-cash charges	Total restructuring and other charges
Botlek closure	$2	$5	$—	$—	$1	$8	$3	$—	$3	$11
Fuzhou closure	4	3	—	—	—	7	—	—	—	7
Six Months Ended June 30, 2026	$6	$8	$—	$—	$1	$15	$3	$—	$3	$18

	Severance and employee benefits (1)	Idling Activities (2)	Asset retirement obligation adjustments	Environmental liability	Contract abandonment and other changes	Total cash charges	Asset disposal (3)	Other non-cash charges	Total non-cash charges	Total restructuring and other charges
Botlek closure	$17	$30	$11	$—	$7	$65	$62	$1	$63	$128
Six Months Ended June 30, 2025	$17	$30	$11	$—	$7	$65	$62	$1	$63	$128

(1) Represents severance that is statutorily required by law as well as any incremental enhancements that are provided by the respective actions.
(2) Represents decommissioning and idling activities and are expensed as incurred.
(3) Represents asset write-offs and accelerated depreciation.

Botlek closure

In March 2025, Tronox announced and informed the Netherlands' labor force of its plan to idle its 90,000 metric ton per year TiO2 plant in the Netherlands indefinitely, as a result of a strategic review it undertook of the Company's global asset footprint.

The Company's main objective for this action was to optimize its global production footprint and improve its capacity utilizations. Approximately 240 employees were impacted by the action. As a result of this decision, the Company has recorded total restructuring and other related charges of $184 million, approximately $74 million of which is related to non-cash items. The plan is substantially complete as of June 30, 2026, and as a result, we expect any future restructuring charges for this plan to be immaterial.
For the three months ended June 30, 2026, Tronox incurred $2 million of charges, which included $1 million in severance and employee separation benefits charges and $1 million for activities associated with idling of site operations. Given the plan is substantially complete, we do not expect to incur any material incremental restructuring charges related to these items going forward.
For the six months ended June 30, 2026, Tronox incurred $11 million of charges, of which $3 million were non-cash. These charges included $2 million in severance and employee separation benefits charges, $5 million for activities associated with idling of site operations, and $1 million of contract early termination charges.
In addition, the Company has recorded a non-cash charge of $3 million during the six months ended June 30, 2026, primarily associated with asset write-downs and accelerated depreciation associated with assets which are not redeployable to other locations of the Company. The plan is substantially complete, and as a result, we expect any incremental charges or changes with respect to these items to be immaterial.
Fuzhou closure
Subsequent to the Botlek plant closure in 2025, the Company continued to review its global pigment plant portfolio and ultimately in January 2026, announced its plan to permanently close its 46,000 metric ton per year TiO2 plant in Fuzhou, China. The closure reflected ongoing weak Chinese domestic demand and increasing costs plus continued excess Chinese TiO2 production. This action was a result of a strategic review the Company undertook of its global asset footprint. The Company believes this decision will optimize its global production footprint and improve its capacity utilizations. This action impacted approximately 550 employees located at the site. As a result of this decision, the Company has recorded total restructuring and other related charges of approximately $66 million through June 30, 2026, $38 million of which related to non-cash items. We will not record any incremental restructuring charges related to this plan going forward as the plan was completed as of June 30, 2026, which is earlier than originally anticipated.
For the three months ended June 30, 2026, Tronox incurred $2 million of charges related to the Fuzhou closure. These charges included $1 million in severance and employee separation benefits charges and $1 million for activities associated with idling of site operations.
For the six months ended June 30, 2026, Tronox incurred $7 million in charges related to the Fuzhou closure. These charges included $4 million in severance and employee separation benefits charges and $3 million for activities associated with idling of site operations.
Rollforward of restructuring and other charges reserve
The following table shows a rollforward of restructuring and other charges reserves resulting in cash spending. These amounts exclude asset retirement obligations and environmental liability, which are included in "Asset retirement obligations" and "Environmental liabilities", respectively, on the unaudited Condensed Consolidated Balance Sheets:

	Balance at January 1, 2026	Changes in Reserves	Cash Payments	Foreign currency translation and other	Balance at June 30, 2026
Botlek closure	$16	$8	$(13)	$—	$11
Fuzhou closure	12	4	(16)	—	—
Total	$28	$12	$(29)	$—	$11

	Balance at January 1, 2025	Changes in Reserves	Cash Payments	Foreign currency translation and other	Balance at June 30, 2025
Botlek closure	$—	$53	$(27)	$2	$28
Total	$—	$53	$(27)	$2	$28
Cash payments associated with the liability at June 30, 2026 for Botlek are expected to occur primarily through the second half of 2026. The Fuzhou restructuring liability has been fully settled as of June 30, 2026 through cash payments of $16 million and $4 million reduction in the liability primarily as a result of transfer of the contract termination obligation in the sale of Fuzhou, discussed below. At June 30, 2026 and December 31, 2025, $7 million and $23 million are recorded within "Accrued liabilities", respectively and $4 million and $5 million are recorded within "Other long-term liabilities", respectively, on the unaudited Condensed Consolidated Balance Sheet.
Sale of Fuzhou

During three months ended June 30, 2026, the Company received an unsolicited offer from a third-party buyer interested in buying our Fuzhou plant. On June 17, 2026, the transaction was completed which resulted in the transfer of our interests in the plant's assets and associated obligations to the buyer in exchange for a cash consideration of $14 million (net of cash transferred to the buyer). As a result of this transaction, we derecognized a net liability of $6 million, resulting in a gain on disposal of $20 million, which was recorded within "Other income (expense), net" on the unaudited Condensed Consolidated Statements of Operations. The $14 million net proceeds were included in "Proceeds from dispositions and asset sales" in the unaudited Condensed Consolidated Statement of Cash Flows. As a result of this transaction, the Company transferred asset retirement obligations, contract termination obligations and environmental liabilities related to the Fuzhou plant.

3.    Revenue
We recognize revenue at a point in time when the customer obtains control of the promised products. For most transactions this occurs when products are shipped from our manufacturing facilities or at a later point when control of the products transfers to the customer at a specified destination or time.
Contract assets represent our rights to consideration in exchange for products that have transferred to a customer when the right is conditional on situations other than the passage of time. For products that we have transferred to our customers, our rights to the consideration are typically unconditional and only the passage of time is required before payments become due. These unconditional rights are recorded as "Accounts receivable" in the unaudited Condensed Consolidated Balance Sheets. As of June 30, 2026, and December 31, 2025, we did not have any material contract asset balances.
Contract liabilities represent our obligations to transfer products to a customer for which we have received consideration from the customer. From time to time, we may receive advance payment from our customers that is accounted for as deferred revenue. Deferred revenue is earned when control of the product transfers to the customer, which is typically within a short period of time from when we received the advanced payment. Contract liability balances as of June 30, 2026 and December 31, 2025 were less than $1 million and $4 million, respectively. Contract liability balances were reported as “Accounts payable” in the unaudited Condensed Consolidated Balance Sheets. All material contract liabilities as of December 31, 2025 were recognized as revenue in “Net sales” in the unaudited Condensed Consolidated Statements of Operations during the first quarter of 2026.
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
Net sales to external customers by geographic areas where our customers are located were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
North America	$221	$207	$413	$405
South and Central America	77	41	135	87
Europe, Middle-East and Africa	354	299	658	611
Asia Pacific	216	184	422	366
Total net sales	$868	$731	$1,628	$1,469

Net sales from external customers for each similar type of product were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
TiO2	$700	$587	$1,316	$1,171
Zircon	97	68	186	137
Other products	71	76	126	161
Total net sales	$868	$731	$1,628	$1,469
Other products mainly include pig iron, TiCl4 and other mining products.
During the six months ended June 30, 2026 and 2025, our ten largest third-party customers represented 36% and 38%, respectively, of our consolidated net sales. During both the six months ended June 30, 2026 and 2025, no single customer accounted for 10% of our consolidated net sales.

4.    Income Taxes
Our operations are conducted through various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.
Loss before income taxes is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income tax provision	$(106)	$(4)	$(106)	$(9)
Loss before income taxes	$(67)	$(81)	$(171)	$(187)
Effective tax rate	(158)%	(5)%	(62)%	(5)%
Tronox Holdings plc, a U.K. public limited company is the parent company for the business group, and the statutory tax rate in the U.K. at both June 30, 2026 and 2025 was 25%. The effective tax rates for the three and six months ended June 30, 2026 and 2025 are impacted by a variety of factors including income and losses in jurisdictions with valuation allowances, non-taxable income and expense items, prior year accruals, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate.

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

During the three months ended June 30, 2026, the Company identified negative evidence concerning our ability to realize a portion of our US state deferred tax assets. This evidence relates only to states which do not allow consolidated US group filings, as certain of our US subsidiaries have entered a three-year cumulative loss position during 2026. In light of this evidence, a valuation allowance of $103 million was put into place against these deferred tax assets for US state purposes.

We continue to maintain full valuation allowances related to the total net deferred tax assets in Australia, Brazil, the Netherlands and the United Kingdom, as we cannot objectively assert that these deferred tax assets are more likely than not to be realized. Until these valuation allowances are eliminated, provisions for income taxes for these jurisdictions will include no tax benefits with respect to losses incurred and tax expense only to the extent of current tax payments. Additionally, we have valuation allowances against specific tax assets in South Africa and the United States. The Chinese entity with a valuation allowance was sold during the quarter.

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

5.    Loss Per Share
The computation of basic and diluted loss per share for the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator - Basic and Diluted:
Net loss	$(173)	$(85)	$(277)	$(196)
Less: Net loss attributable to noncontrolling interest	(2)	(1)	(3)	(1)
Net loss available to ordinary shares	$(171)	$(84)	$(274)	$(195)

Denominator - Basic and Diluted:
Weighted-average ordinary shares, basic (in thousands)	159,841	158,561	159,444	158,358
Weighted-average ordinary shares, diluted (in thousands)	159,841	158,561	159,444	158,358

Basic net loss per ordinary share	$(1.07)	$(0.53)	$(1.72)	$(1.23)
Diluted net loss per ordinary share	$(1.07)	$(0.53)	$(1.72)	$(1.23)
Net loss per ordinary share amounts were calculated from exact, not rounded net loss and share information.  Anti-dilutive shares not recognized in the diluted net loss per share calculation for the three and six months ended June 30, 2026 and 2025 were as follows:

	Shares
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restricted share units	3,189,824	5,207,309	3,189,824	5,207,309

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
The program is structured on a revolving basis under which cash collections from receivables are used to fund additional purchases of receivables at 100% face value, not to exceed the facility limit. As of June 30, 2026 and December 31, 2025, the total value of accounts receivables sold under the Securitization Facility and derecognized from the Company's unaudited Condensed Consolidated Balance Sheet was $275 million and $230 million, respectively. Additionally, at June 30, 2026 and December 31, 2025, we retained approximately $152 million and $133 million, respectively, of unsold receivables which we pledged as collateral for the sold receivables.
The following table sets forth a summary of the receivables sold and fees incurred under the program during the related periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash proceeds from collections reinvested in the program	$308	$290	$589	$546
Incremental accounts receivables sold	328	290	634	561
Fees incurred[1]	4	3	7	7
1 Amounts relate to monthly utilization of the Securitization Facility and related third-party advisor fees. Such amounts are recorded in "Other income (expense), net" in our unaudited Condensed Consolidated Statement of Operations.

7. Other Financing Arrangements
Inventory Financing Arrangement

On July 29, 2025, we entered into an inventory financing arrangement whereby we agree with our counterparty to sell certain inventory, with short payment terms, and subsequently we repurchase such inventory at an agreed upon price with terms not to exceed 360 days. The agreed upon repurchase price is generally calculated as the original sale price plus financing charges and a nominal spread. In January 2026, we repaid in cash our amount due to the counterparty and shortly thereafter we entered into a new inventory financing arrangement on terms similar to those referenced above.

The following table presents the outstanding balance for financed inventory at both June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Amount of inventory financed	$50	$50
Accrued and unpaid financing charges (1)	1	2
Total	$51	$52
1 Unpaid financing charges are recorded in "Accrued liabilities" on the unaudited Condensed Consolidated Balance Sheet.
The following table presents the financing charges that were recorded within "Interest expense" on the unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Financing Charges	$1	$—	$2	$—

In July 2026, we repaid in cash our payable due to the counterparty and shortly thereafter, we entered into a new inventory financing arrangement on terms similar to those referenced above. The amount financed in this new transaction was $49 million.

Sale and Leaseback Arrangement

In June 2026 we entered into a transaction structured as a sale and leaseback transaction in which we sold certain machinery and equipment to a third-party for $75 million in cash. For accounting purposes, this transaction is treated as a financing obligation. Monthly rent payments made over the seven-year term are allocated between interest expense and principal repayment of the financial liability. As of June 30, 2026, the short-term and long-term obligations of the sale and leaseback transaction are $9 million and $66 million, respectively, and are recorded within "Accrued liabilities" and "Other long-term liabilities", respectively, on the unaudited Condensed Consolidated Balance Sheet.

8.    Inventories, Net
Inventories, net consisted of the following:

	June 30, 2026	December 31, 2025
Raw materials	$350	$399
Work-in-process	193	163
Finished goods, net	669	850
Materials and supplies, net	246	240
Inventories, net	$1,458	$1,652
Materials and supplies, net consists of processing chemicals, maintenance supplies and spare parts, which will be consumed directly and indirectly in the production of our products.
At June 30, 2026 and December 31, 2025, there was approximately $56 million and $57 million, respectively, of inventory that is not expected to be sold within one year and as such, has been recorded in "Other long-term assets" on the Condensed Consolidated Balance Sheets.
At June 30, 2026 and December 31, 2025, inventory obsolescence reserves primarily for materials and supplies were $48 million and $47 million, respectively. Reserves for lower of cost or market and net realizable value were $46 million and $42 million at June 30, 2026 and December 31, 2025, respectively.
9.    Property, Plant and Equipment, Net
Property, plant and equipment, net of accumulated depreciation, consisted of the following:

	June 30, 2026	December 31, 2025
Land and land improvements	$235	$243
Buildings	489	459
Machinery and equipment	3,116	3,139
Construction-in-progress	222	341
Other	29	31
Subtotal	4,091	4,213
Less: accumulated depreciation	(2,103)	(2,206)
Property, plant and equipment, net	$1,988	$2,007
Substantially all of the property, plant and equipment, net is pledged as collateral for our debt.
The table below summarizes depreciation expense related to property, plant and equipment for the periods presented, recorded in the specific line items in our unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of goods sold	$60	$54	$118	$107
Selling, general and administrative expenses	1	1	2	2
Total	$61	$55	$120	$109

10.    Mineral Leaseholds, Net
Mineral leaseholds, net of accumulated depletion, consisted of the following:

	June 30, 2026	December 31, 2025
Mineral leaseholds	$1,296	$1,292
Less: accumulated depletion	(701)	(684)
Mineral leaseholds, net	$595	$608

Depletion expense relating to mineral leaseholds recorded in “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations was $8 million and $9 million during the three months ended June 30, 2026 and 2025, respectively. Depletion expense relating to mineral leaseholds recorded in "Cost of goods sold" in the unaudited Condensed Consolidated Statements of Operations was $16 million and $17 million during the six months ended June 30, 2026 and 2025, respectively.
11.    Intangible Assets, Net
Intangible assets, net of accumulated amortization, consisted of the following:

	June 30, 2026			December 31, 2025
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$291	$(291)	$—	$291	$(289)	$2
TiO2 technology	95	(61)	34	94	(57)	37
Internal-use software and other	253	(84)	169	249	(74)	175
Intangible assets, net	$639	$(436)	$203	$634	$(420)	$214
As of June 30, 2026 and December 31, 2025, internal-use software included approximately $36 million and $55 million, respectively, of capitalized software costs which are not being amortized as the software is not ready for its intended use.
The table below summarizes amortization expense related to intangible assets for the periods presented, recorded in the specific line items in our unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of goods sold	$5	$3	$9	$5
Selling, general and administrative expenses	2	7	6	14
Total	$7	$10	$15	$19
Estimated future amortization expense related to intangible assets is $15 million for the remainder of 2026, $34 million for 2027, $35 million for 2028, $33 million for 2029, $33 million for 2030 and $53 million thereafter.

12.    Balance Sheet and Cash Flow Supplemental Information
Accrued liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Employee-related costs and benefits	$119	$111
Related party payables	7	4
Interest	26	27
Sales rebates	32	45
Taxes other than income taxes	10	9
Asset retirement obligations	12	17
Short term obligation under sale and leaseback transaction	9	—
Other accrued liabilities	39	61
Accrued liabilities	$254	$274
Additional supplemental cash flow information for the six months ended June 30, 2026 and 2025 and as of June 30, 2026 and December 31, 2025 is as follows:

	Six Months Ended June 30,
Supplemental non cash information:	2026	2025
Operating activities - Chloride slag inventory purchases made from AMIC (including VAT)	$—	$11
Operating activities - MGT sales made to AMIC	$3	$3
Investing activities - In-kind receipt of AMIC loan repayment	$—	$11
Financing activities - Initial commercial insurance premium financing agreement	$—	$1
Financing activities - Repayment of MGT loan	$3	$3

	June 30, 2026	December 31, 2025
Capital expenditures acquired but not yet paid	$39	$44

13.    Debt
Long-Term Debt
Long-term debt, net of an unamortized discount and debt issuance costs, consisted of the following:

	Original Principal	Annual Interest Rate	Maturity Date	June 30, 2026	December 31, 2025
2024 Term Loan Facility, net of unamortized discount(1)	741	Variable	4/4/2029	$728	$731
2024-B Term Loan Facility, net of unamortized discount(1)	902	Variable	9/30/2031	883	887
Senior Notes due 2029	1,075	4.625%	3/15/2029	1,075	1,075
Senior Secured Notes due 2030	400	9.125%	9/30/2030	400	400
RMB Term Loan Facility(1)	64	Variable	8/16/2029	52	57
Australian Government Loan, net of unamortized discount	N/A	N/A	12/31/2036	2	2
MGT Loan(2)	36	Variable	Variable	10	13
Finance leases				41	39
Long-term debt				3,191	3,204
Less: Long-term debt due within one year				(39)	(39)
Debt issuance costs				(29)	(33)
Long-term debt, net				$3,123	$3,132
_______________
(1)The average effective interest rate on the 2024 Term Loan Facility (including the impacts of the interest rate swaps), the 2024-B Term Loan Facility (including the impacts of the interest rate swaps), and the RMB Term Loan Facility was 6.1%, 6.3%, and 9.1%, respectively, during the six months ended June 30, 2026. The average effective interest rate on the 2024 Term Loan Facility, the 2024-B Term Loan Facility, and the RMB Term Loan Facility was 6.8%, 6.5%, and 9.7%, respectively, during the six months ended June 30, 2025. As of June 30, 2026, the applicable margin on the 2024 Term Loan Facility, the 2024-B Term Loan Facility and the RMB Term Loan Facility was 2.25%, 2.50% and 2.35%, respectively.
(2)The MGT loan is a related party debt facility. The average effective interest rate on the MGT loan was 6.2% and 6.1% during the six months ended June 30, 2026 and June 30, 2025, respectively.

Short-Term Debt
Short-term debt consisted of the following:

	Annual Interest Rate	Maturity Date	June 30, 2026	December 31, 2025
RMB Revolving Credit Facility(1)	Variable	8/16/2027	$67	$—
SEB Credit Facility(1)	4.9%	2/28/2026	—	40
Insurance premium financing (Australia)	6.4%	3/1/2026	—	1
Insurance premium financing (global)	8.0%	4/1/2026	—	10
Bank overdraft	N/A	N/A	1	—
Short-term debt			$68	$51
(1) The average effective interest rate on the Cash Flow Revolver and the RMB Revolving Credit Facility was 7.6% and 8.9%, respectively, during the six months ended June 30, 2026. As of June 30, 2026, the applicable margin on the Cash Flow Revolver and the RMB Revolving Credit Facility was 2.25% and 2.25%, respectively.
RMB Revolving Credit Facility
During July 2026, the Company made total repayments of R300 million (approximately $18 million at the June 30, 2026 exchange rate).
Emirates Revolver
The Emirates Revolver was not renewed upon its expiration in June 2026.
SEB Credit Facility
In July 2026, our KSA subsidiary entered into a short-term working capital facility with Saudi Export Import Bank ("SEB Credit Facility") for an amount up to SAR 50 million (approximately $13 million). The maturity date under the facility is April 30, 2027. The SEB Credit Facility bears interest at a fixed rate of 5.63% on outstanding balances. In August 2026, we drew down the full amount of SAR 50 million (approximately $13 million) on the facility.
Insurance premium financing
In August 2025, the Company entered into a $30 million insurance premium financing agreement with a third-party financing company related to global policies. The financing balance required a 35% down payment and will be repaid in monthly installments over 8 months at an 8.0% fixed annual interest rate. At June 30, 2026, the financing balance was repaid in full.
Debt Covenants
As of June 30, 2026, we are in compliance with all financial covenants in our debt facilities.
14.    Derivative Financial Instruments
Derivatives recorded on the Condensed Consolidated Balance Sheets:

The following table is a summary of the fair value of derivatives outstanding at June 30, 2026 and December 31, 2025:

	Fair Value
	June 30, 2026		December 31, 2025
	Assets(a)	Accrued Liabilities	Assets(a)	Accrued Liabilities
Derivatives Designated as Cash Flow Hedges
Currency Contracts	$1	$—	$—	$—
Interest Rate Swaps	20	—	7	1
Total Hedges	$21	$—	$7	$1
Derivatives Not Designated as Cash Flow Hedges
Currency Contracts	—	4	5	—
Total Derivatives	$21	$4	$12	$1
(a) At June 30, 2026 and December 31, 2025, current assets of $21 million and $12 million, respectively, are recorded in prepaid and other current assets on the Condensed Consolidated Balance Sheets.
Derivatives' Impact on the Condensed Consolidated Statement of Operations:
The following table summarizes the impact of the Company's derivatives on the unaudited Condensed Consolidated Statement of Operations:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings			Amount of Pre-Tax Gain (Loss) Recognized in Earnings
	Revenue	Cost of Goods Sold	Other income (expense), net	Revenue	Cost of Goods Sold	Other income (expense), net
	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025

Derivatives Not Designated as Hedging Instruments
Currency Contracts	$—	$—	$(1)	$—	$—	$(1)
Derivatives Designated as Hedging Instruments
Currency Contracts	$—	$1	$—	$2	$(1)	$—
Total Derivatives	$—	$1	$(1)	$2	$(1)	$(1)

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings			Amount of Pre-Tax Gain (Loss) Recognized in Earnings
	Revenue	Cost of Goods Sold	Other income (expense), net	Revenue	Cost of Goods Sold	Other income (expense), net
	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025

Derivatives Not Designated as Hedging Instruments
Currency Contracts	$—	$—	$3	$—	$—	$(1)
Derivatives Designated as Hedging Instruments
Currency Contracts	$—	$1	$—	$2	$(1)	$—
Natural Gas Hedges	—	1	—	—	—	—
Total Derivatives	$—	$2	$3	$2	$(1)	$(1)
Interest Rate Risk

As of June 30, 2026, the Company maintains a total of $950 million of interest rate swaps (with $450 million maturing in March 2028 and $500 million maturing in September 2031) with the objective of using the interest-rate swap agreements to add stability to interest expense and to manage the Company's exposure to interest rate movements. These interest rate swaps have been designated as cash flow hedges and involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Fair value gains or losses on these cash flow hedges are recorded in accumulated other comprehensive loss and are subsequently reclassified into interest expense in the same periods during which the hedged transactions affect earnings.
At June 30, 2026 and December 31, 2025, the net unrealized gain of $15 million and the net unrealized loss of less than $1 million, respectively, was recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet. For the three and six months ended June 30, 2026, the amounts recorded in interest expense related to the interest-rate swap agreements were less than $1 million and $1 million, respectively, of which less than $1 million and $1 million was reclassified from "Accumulated other comprehensive loss" to interest expense. For the three and six months ended June 30, 2025, the net amounts recorded in interest expense related to the interest-rate swap agreements $2 million and $4 million, respectively.
Foreign Currency Risk
From time to time, we enter into foreign currency contracts used to hedge forecasted third party non-functional currency sales for our South African subsidiaries. From time to time, we enter into foreign currency contracts used to hedge forecasted non-functional currency cost of goods sold and forecasted non-functional currency selling, general and administrative expenses ("SG&A expenses") for our Australian subsidiaries. Historically, we have used a combination of zero-cost collars, put options or forward contracts to reduce the exposure. These foreign currency contracts are designated as cash flow hedges. Changes to the fair value of these foreign currency contracts are recorded as a component of other comprehensive (loss) income, if these contracts remain highly effective, and are recognized in net sales, costs of goods sold or SG&A expenses in the period in which the forecasted transaction affects earnings or are recognized in other income (expense), net when the transactions are no longer probable of occurring. As of June 30, 2026, we had notional amounts of 374 million Australian dollars ($259 million at the June 30, 2026 exchange rate) that expire between July 29, 2026 and December 29, 2026 to reduce the exposure of our Australian subsidiaries’ cost of sales to fluctuations in currency rates. As of June 30, 2026, we had notional amounts of 15 million Australian dollars ($10 million at the June 30, 2026 exchange rate) that expire between July 29, 2026 and December 29, 2026 to reduce the exposure of our Australian subsidiaries’ SG&A expenses to fluctuations in currency rates. As of June 30, 2026, we had notional amounts of 2 billion South African Rand (or approximately $92 million at the June 30, 2026 exchange rate) that expire between July 29, 2026 and December 29, 2026 to reduce the exposure of our South African subsidiaries' third party sales to fluctuations in currency rates. At June 30, 2026, there was a net unrealized gain of $2 million recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet, which is expected to be fully recognized in earnings over the next twelve months. At December 31, 2025, there was a net realized gain of $1 million recorded in "Accumulated other comprehensive loss" on the Condensed Consolidated Balance Sheet.
From time to time, we enter into foreign currency contracts for the South African Rand, Australian Dollar, Euro, Pound Sterling, and Saudi Riyal to reduce exposure of our subsidiaries’ balance sheet accounts not denominated in our subsidiaries’ functional currency to fluctuations in foreign currency exchange rates. Historically, we have used forward contracts to reduce the exposure.  For accounting purposes, these foreign currency contracts are not considered hedges. The change in fair value associated with these contracts is recorded in “Other income (expense), net” within the unaudited Condensed Consolidated Statement of Operations and partially offsets the change in value of third party and intercompany-related receivables not denominated in the functional currency of the subsidiary. At June 30, 2026, there was (i) 1 billion South African Rand (or approximately $67 million at the June 30, 2026 exchange rate), (ii) 149 million Australian dollars (or approximately $103 million at the June 30, 2026 exchange rate), (iii) 111 million Pound Sterling (or approximately $147 million at the June 30, 2026 exchange rate), (iv) 37 million Euro (or approximately $42 million at the June 30, 2026 exchange rate), and (v) 163 million Saudi Riyal (or approximately $43 million at the June 30, 2026 exchange rate) of notional amounts of outstanding foreign currency contracts. At December 31, 2025, there was (i) 572 million South African Rand (or approximately $35 million at the June 30, 2026 exchange rate), (ii) 161 million Australian dollars (or approximately $111 million at the June 30, 2026 exchange rate), (iii) 213 million Pound Sterling (or approximately $282 million at the June 30, 2026 exchange rate), (iv) 50 million Euro (or approximately $57 million at the June 30, 2026 exchange rate) and (v) 83 million Saudi Riyal (or approximately $22 million at the June 30, 2026 exchange rate) of notional amounts of outstanding foreign currency contracts.

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
Level 1 -Quoted prices in active markets for identical assets or liabilities
Level 2 -Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly
Level 3 -Unobservable inputs based on the Company’s own assumptions
Our debt is recorded at historical amounts. The following table presents the fair value of our debt and derivative contracts at both June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Asset	Liability	Asset	Liability
2024 Term Loan Facility	$—	$620	$—	$605
2024-B Term Loan Facility	—	739	—	684
RMB Term Loan Facility	—	52	—	57
Senior Notes due 2029	—	755	—	754
Senior Secured Notes due 2030	—	403	—	399
Australian Government Loan	—	2	—	2
MGT Loan	—	10	—	13
Interest rate swaps	20	—	7	1
Foreign currency contracts	1	4	5	—
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

16.    Asset Retirement Obligations
Asset retirement obligations consist primarily of rehabilitation and restoration costs, landfill capping costs, decommissioning costs, and closure and post-closure costs. Activities related to asset retirement obligations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$219	$205	$215	$186
Additions	1	2	1	3
Accretion expense	5	5	11	10
Remeasurement/translation	1	11	4	14
Other, including change in estimates[1]	(1)	—	(3)	12
Settlements/payments	(4)	(3)	(7)	(5)
Balance, June 30,	$221	$220	$221	$220
1 - Other, including change in estimates for the three months ended June 30, 2026 includes a reduction in the liability related to Fuzhou's sale. Additionally, other, including change in estimates for the six months ended June 30, 2025 includes a charge of $11 million related to the Botlek plant shutdown which is recorded in "Restructuring and other charges" on the condensed consolidated statement of operations. Refer to note 2 for further details.

	June 30, 2026	December 31, 2025
Current portion included in “Accrued liabilities”	$12	$17
Noncurrent portion included in “Asset retirement obligations”	209	198
Asset retirement obligations	$221	$215
17.    Commitments and Contingencies
Purchase and Capital Commitments—Includes obligations for purchase requirements of process chemicals, supplies, utilities and services entered into in the ordinary course of business. At June 30, 2026, purchase commitments were $188 million for the remainder of 2026, $323 million for 2027, $195 million for 2028, $157 million for 2029, $144 million for 2030, and $2,372 million thereafter.
Letters of Credit—At June 30, 2026, we had outstanding letters of credit and bank guarantees of $163 million, of which $70 million were letters of credit (including $43 million is related to the sale of Hawkins Point as discussed below), and $93 million were bank guarantees. Amounts for performance bonds were not material.
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

Hawkins Point Plant.  Residual waste mud, known as Batch Attack Mud, and a spent sulfuric waste stream were deposited in an onsite repository (the “Batch Attack Lagoon”) at a former TiO2 manufacturing site, Hawkins Point Plant in Baltimore, Maryland, operated by Cristal USA, Inc. from 1954 until 2011. We assumed responsibility for remediation of the Hawkins Point Plant when we acquired the TiO2 business of Cristal in April 2019. On December 21, 2022, we sold the Hawkins Point Plant to the Maryland Port Administration ("MPA"), a state agency controlled by the Maryland Department of Transportation. Pursuant to the terms of the transaction, MPA became the lead party in developing and implementing appropriate measures to address, treat, control, and mitigate the environmental conditions at the property under the regulatory oversight of the Maryland Department of the Environment ("MDE"). Under MPA ownership, the Hawkins Point Plant will be utilized for storage and beneficial reuse of dredged material from the Port of Baltimore. In exchange for transferring ownership of the site to MPA, Tronox has agreed to make scheduled, annual payments to MPA which together with scheduled, annual contributions from MPA will be used to remediate the property. The sale of the property to MPA did not have a material impact to the Consolidated Statement of Operations. As of June 30, 2026, we have a provision of $41 million, of which $26 million and $15 million are included in "Environmental liabilities" and "Accrued Liabilities", respectively, in our Condensed Consolidated Balance Sheet for the Hawkins Point Plant consistent with the accounting policy described above.
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
On September 3, 2025, a putative class action was filed in the U.S. District Court for the District of Connecticut against the Company and certain individual defendants. On January 22, 2026, the court appointed a lead plaintiff for the putative class. An amended complaint was filed on April 7, 2026. The amended complaint alleges that defendants violated the U.S. federal securities laws by making false and misleading statements in public filings and other public statements during the period from May 1, 2025 through July 30, 2025 with respect to the Company's financial outlook, demand for its pigment products, and competition in the European market. The case is in its early stages. No specific amount of damages has been alleged. On June 8, 2026, defendants filed a motion to dismiss the amended complaint. The Company and the individual defendants intend to defend themselves vigorously against this lawsuit.

18.    Accumulated Other Comprehensive Loss Attributable to Tronox Holdings plc and Other Equity Items
The tables below present changes in accumulated other comprehensive loss by component for the three months ended June 30, 2026 and 2025.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, April 1, 2026	$(655)	$(84)	$(2)	$(741)
Other comprehensive income	35	—	12	47
Balance, June 30, 2026	$(620)	$(84)	$10	$(694)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, April 1, 2025	$(752)	$(84)	$(6)	$(842)
Other comprehensive income	66	—	6	72
Amounts reclassified from accumulated other comprehensive loss	—	1	—	1
Balance, June 30, 2025	$(686)	$(83)	$—	$(769)
The tables below present changes in accumulated other comprehensive loss by component for the six months ended June 30, 2026 and 2025.

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, January 1, 2026	$(627)	$(83)	$(7)	$(717)
Other comprehensive income (loss)	7	(2)	17	22
Amounts reclassified from accumulated other comprehensive loss	—	1	—	1
Balance, June 30, 2026	$(620)	$(84)	$10	$(694)

	Cumulative Translation Adjustment	Pension Liability Adjustment	Unrealized Gains (Losses) on Hedges	Total
Balance, January 1, 2025	$(801)	$(84)	$5	$(880)
Other comprehensive income (loss)	115	—	(5)	110
Amounts reclassified from accumulated other comprehensive loss	—	1	—	1
Balance, June 30, 2025	$(686)	$(83)	$—	$(769)
Repurchase of Common Stock
On February 21, 2024, in connection with the expiration in February 2024 of the Company's previous share repurchase program, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's stock through February 21, 2027. During the six months ended June 30, 2026, we made no repurchases of the Company's stock.

19.    Share-Based Compensation
Tronox Holdings plc Amended and Restated Management Equity Incentive Plan
Tronox Holdings plc has adopted a management equity incentive plan named the Tronox Holdings plc Amended and Restated Management Equity Incentive Plan which, amongst other things, permits the grant of awards that are comprised of incentive options, nonqualified options, share appreciation rights, restricted shares, restricted share units, performance awards, and other share-based awards, cash payments, and other forms as the compensation committee of the Board of Directors (the "Board") in its discretion deems appropriate, including any combination of the above. The maximum number of shares which were initially subjected to awards (inclusive of incentive options) was 20,781,225 ordinary shares and was increased by 8,000,000 on the affirmative vote of our shareholders on June 24, 2020, further increased by 3,200,000 on the affirmative vote of our shareholders on May 8, 2024, and further increased by 2,600,000 on the affirmative vote of our shareholders on April 28, 2026.
Restricted Share Units (“RSUs”)
2026 Grant - During the six months ended June 30, 2026, the Company granted both time-based and performance-based awards to certain members of management. A total of 1,516,562 of time-based awards were granted to management which will vest ratably over a three-year period ending March 5, 2029. A total of 109,830 of time-based awards were granted to non-employee members of the Board which will vest in April 2027. A total of 1,454,552 of performance-based awards were granted, of which 727,276 of the awards vest based on a relative Total Shareholder Return ("TSR") calculation and 727,276 of the awards vest based on certain performance metrics of the Company. The non-TSR performance-based awards vest on March 5, 2029 based on the actual 2028 annual return on invested capital (ROIC). Similar to the Company's historical TSR awards granted in prior years, the TSR awards vest based on the Company's three-year TSR versus the peer group performance levels. Given these terms, the TSR metric is considered a market condition for which we used a Monte Carlo simulation to determine the weighted average grant date fair value of $14.78. The following weighted average assumptions were utilized to value the TSR grants:

2026
Dividend yield	—%
Expected historical volatility	66.0%
Risk free interest rate	3.55%
Expected life (in years)	3
The unrecognized compensation cost associated with all unvested awards at June 30, 2026 was $41 million, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of approximately 2.2 years.
During the three months ended June 30, 2026 and 2025, we recorded $5 million and $4 million, respectively, of stock compensation expense. During the six months ended June 30, 2026 and 2025, we recorded $11 million and $9 million, respectively, of stock compensation expense.

20.    Pension and Other Postretirement Healthcare Benefits
The components of net periodic cost associated with our U.S. and foreign pension plans recognized in the unaudited Condensed Consolidated Statements of Operations were as follows:

	Pensions		Pensions
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net periodic cost:
Service cost	$1	$1	$2	$2
Interest cost	4	4	8	8
Expected return on plan assets	(4)	(5)	(8)	(10)
Net amortization of actuarial loss and prior service credit	1	—	1	1
Total net periodic cost	$2	$—	$3	$1
The components of net periodic cost associated with our postretirement healthcare plans recognized in the unaudited Condensed Consolidated Statements of Operations were as follows:

	Other Postretirement Benefit Plans		Other Postretirement Benefit Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net periodic cost:
Interest cost	$1	$1	$1	$1
Total net periodic cost	$1	$1	$1	$1
During the six months ended June 30, 2026, the Company made contributions to its pension plans of $5 million. The Company expects to make approximately $5 million of pension contributions for the remainder of 2026.
For the three months ended June 30, 2026 and 2025, we contributed $1 million and $1 million, respectively, to the Netherlands Multiemployer Plan, which was primarily recognized in “Cost of goods sold” in the unaudited Condensed Consolidated Statement of Operations. For the six months ended June 30, 2026 and 2025, we contributed $1 million and $2 million, respectively, to the Netherlands Multiemployer Plan, which was primarily recognized in “Cost of goods sold” in the unaudited Condensed Consolidated Statement of Operations.
21.    Related Parties
Tasnee / Cristal
At June 30, 2026, Cristal International Holdings B.V. (formerly known as Cristal Inorganic Chemical Netherlands Cooperatief W.A.), a subsidiary of Tasnee, owned 37,580,000 shares of Tronox, or a 24% ownership interest.
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
The following table shows the amount of feedstock purchased from the Slagger, which is subsequently recorded in "Cost of goods sold" on our unaudited Condensed Consolidated Statement of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Settled as in-kind repayment of Tronox Loans	$—	$—	$—	$10
Settled in cash	7	14	14	20
Total chloride slag purchases	$7	$14	$14	$30
The following table shows the amounts due to ASIC at period-end regarding feedstock purchased from the Slagger, which are recorded in "Accrued liabilities" on our unaudited Condensed Consolidated Balance Sheet:

	June 30, 2026	December 31, 2025
Amount due for slag purchases	$4	$3
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
On December 17, 2020 we completed the MGT transaction. Repayment of the $36 million note payable is based on a fixed U.S. dollar amount per metric ton quantity of MGT delivered by us to ATTM over time and therefore the ultimate maturity date is variable in nature. If ATTM fails to purchase MGT from us under certain contractually agreed upon conditions, then at our election we may terminate the MGT supply agreement with ATTM and we will no longer owe any amount under the loan agreement with Cristal. We currently estimate the ultimate maturity to be between approximately one and two years from June 30, 2026, subject to actual future MGT production levels. The interest rate on the note payable is based on the SAIBOR plus a premium. The note payable is recorded within "Long-term debt, net" and "Long-term debt due within one year" on the unaudited Condensed Consolidated Balance Sheet.

	June 30, 2026	December 31, 2025
Note payable, due within 1 year	$8	$8
Note payable, due longer than 1 year from now	2	5
Total outstanding note payable	$10	$13
Amounts regarding loan repayments for the MGT Loan, which are recorded on the unaudited Condensed Consolidated Statement of Operations within “Net sales,” are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense	$—	$1	$—	$1
Loan Repayment via MGT delivered to ATTM	$2	$1	$3	$3
As a result of these transactions we have entered into related to the MGT assets, Tronox purchases chlorine gas from ATTM for use in the production of MGT and such transactions are reflected as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Purchases of chlorine gas	$2	$2	$4	$4
These purchases are subsequently recorded within “Cost of goods sold” on the unaudited Condensed Consolidated Statement of Operations. Amounts due at period end, which are presented below, are recorded within “Accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet.

	June 30, 2026	December 31, 2025
Amount due related to purchases of chlorine gas	$2	$1

As Tronox delivers MGT product to ATTM, amounts are recorded within “Net sales” on the unaudited Condensed Consolidated Statement of Operations, as shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
MGT sales made to ATTM as product is delivered	$13	$13	$25	$29

Amounts related to MGT deliveries that are outstanding at period end are recorded in “Prepaid and other assets” on the unaudited Condensed Consolidated Balance Sheet, as shown below:

	June 30, 2026	December 31, 2025
Due from ATTM for MGT deliveries	$11	$5
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Sales	$868	$731	$1,628	$1,469
Idle facility and lower of costs or net realizable value charges (a)	62	25	100	50
Other cost of goods (b)	751	627	1,429	1,241
Gross Profit	$55	$79	$99	$178
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
Business Environment
The following discussion includes trends and factors that may affect future operating results:
Second quarter revenue increased 19% compared to the prior year, primarily driven by higher sales volumes of TiO2 and zircon and favorable exchange rate impacts partially offset by lower average selling prices of zircon including mix. For the second quarter of 2026 as compared to the second quarter of 2025, TiO2 revenue increased 19% driven by a 18% increase in sales volumes and 1% exchange rate tailwind while average selling prices including mix remained flat. Zircon revenue increased 43% from the second quarter of 2025 to the second quarter of 2026 due to a 61% increase in sales volumes partially offset by a 18% decline in average selling prices including mix. Revenue from other products decreased 7% from the second quarter of 2025 to the second quarter of 2026 primarily due to lower sales volumes. Gross profit decreased for the second quarter of 2026 as compared to the second quarter of 2025 due to exchange rate headwinds, lower average selling prices including mix, higher production costs, including unfavorable idle facility and lower of costs or market charges, and higher freight costs. This was partially offset by higher sales volumes.

Sequentially, revenue increased 14% in the second quarter of 2026 compared to the first quarter of 2026 due to higher average selling prices, including mix and higher sales volumes of TiO2 and zircon. TiO2 revenues increased 14%, driven by a 9% increase in sales volume and a 5% increase in average selling prices including mix. Zircon revenue increased 9%

sequentially driven by a 4% increase in sales volumes and a 5% increase in average selling prices, including mix. Revenue from other products increased by 29% from the first quarter of 2026 to the second quarter of 2026 primarily due to higher sales volumes of pig iron. Gross profit increased from the first quarter of 2026 to the second quarter of 2026 due to higher TiO2 and zircon average selling prices including mix, and higher sales volumes partially offset by higher production costs from unfavorable idle facility and lower of cost or market charges, unfavorable exchange rate impacts, and higher freight costs.

As of June 30, 2026, our total available liquidity was $527 million, including $194 million in cash and cash equivalents and $333 million available under revolving credit agreements. As of June 30, 2026, our total debt was $3.2 billion and net debt to trailing-twelve month Adjusted EBITDA was 11.4x. The Company has no financial covenants on its term loan or bonds and only one springing financial covenant on its Cash Flow Revolver. Refer to Note 13 of notes to condensed consolidated financial statements for further details.
Condensed Consolidated Results of Operations
Three Months Ended June 30, 2026 compared to the Three Months Ended June 30, 2025

	Three Months Ended June 30,
	2026	2025	Variance
Net sales	$868	$731	$137
Cost of goods sold	813	652	161
Gross profit	55	79	(24)
Gross Margin	6.3%	10.8%	(4.5) pts

Restructuring and other charges	4	42	(38)
Selling, general and administrative expenses	72	72	—
Loss from operations	(21)	(35)	14
Interest expense	(56)	(45)	(11)
Interest income	—	1	(1)
Other income (expense), net	10	(2)	12
Loss before income taxes	(67)	(81)	14
Income tax provision	(106)	(4)	(102)
Net loss	$(173)	$(85)	$(88)

Effective tax rate	(158)%	(5)%

EBITDA (1)	$65	$37	$28
Adjusted EBITDA (1)	$73	$93	$(20)
Net loss as a % of Net Sales (1)	(19.9)%	(11.6)%	(8.3) pts
Adjusted EBITDA as % of Net Sales (1)	8.4%	12.7%	(4.3) pts
_______________
(1)EBITDA, Adjusted EBITDA and Adjusted EBITDA as % of Net Sales are Non-U.S. GAAP financial measures. Please refer to the “Non-U.S. GAAP Financial Measures” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of these measures and a reconciliation of these measures to Net loss.
Net sales of $868 million for the three months ended June 30, 2026 increased by 19%, compared to $731 million for the same period in 2025. The increase is primarily due to higher sales volumes of TiO2 and zircon.

Net sales by type of product for the three months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,
	2026	2025	Variance	Percentage
TiO2	$700	$587	$113	19%
Zircon	97	68	29	43%
Other products	71	76	(5)	(7)%
Total net sales	$868	$731	$137	19%
For the three months ended June 30, 2026, TiO2 revenue was higher by 19% or $113 million compared to the prior year quarter primarily due to an increase of $106 million in sales volumes whereas average selling prices, including mix remained flat. Foreign currency positively impacted TiO2 revenue by $7 million primarily due to the strengthening of the Euro. Zircon revenue increased $29 million primarily due to a 61% increase in sales volumes partially offset by a 18% decrease in average selling prices including mix. Other products revenue decreased $5 million from the year-ago quarter primarily due to a decrease in sales volumes.

Gross profit of $55 million was 6.3% of net sales compared to 10.8% of net sales in the year-ago quarter. The decrease in gross margin is primarily due to:
•the unfavorable impact of 2 points primarily due to a decrease in average selling prices including mix,
•the net unfavorable impact of 3 points due to higher production costs, including unfavorable idle facility and lower of costs or market charges, and higher freight costs and,
•the unfavorable impact of 3 points due to changes in foreign currency exchanges rates, primarily as a result of the South Africa Rand and Australian dollar, partially offset by
•the favorable impact of 3 points due to increased volumes of TiO2 and zircon.

Restructuring and other charges of $4 million for the three months ended June 30, 2026 was related to both the Botlek and Fuzhou plant closures. Refer to Note 2 in notes to condensed consolidated financial statements for further details.
Selling, general and administrative expenses remained consistent as compared to the same period of 2025 which was primarily due to a $6 million increase in employee costs partially offset by a $4 million decrease in amortization expense due to certain intangible assets which have been fully amortized and a $2 million decrease in professional services.

Loss from operations for the three months ended June 30, 2026 was $21 million compared to $35 million in the prior year period. The decrease of $14 million was primarily due to higher sales volumes of TiO2 and Zircon and the decrease in restructuring and other charges partially offset by lower selling prices of Zircon and higher idle facility and lower of costs or net realizable value charges as discussed above.
Interest expense increased $11 million compared to the same period of 2025 primarily due to the increase in outstanding long-term debt balances period over period.
Other income (expense), net for the three months ended June 30, 2026 primarily consisted of the $20 million gain on sale of Fuzhou (refer to Note 2 in notes to condensed consolidated financial statements for further details) partially offset by approximately $7 million of net realized and unrealized foreign currency losses, $4 million of fees associated with the utilization of the Securitization Facility and $1 million pension expense related to pension related interest costs and amortization of actuarial gains/losses offset by expected return on plan assets. The remaining amount was driven by other individually immaterial amounts.
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

The effective tax rate was (158)% and (5)% for the three months ended June 30, 2026 and 2025, respectively. The effective tax rates for the three months ended June 30, 2026 and 2025 are impacted by a variety of factors including income and losses in jurisdictions with valuation allowances, non-taxable income and expense items, prior year accruals, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate. The effective tax rate for the three months ended June 30, 2026 was significantly impacted by the $103 million deferred tax expense from the recording of additional state valuation allowances in the US.

Net loss as a % of net sales was 19.9% for the three months ended June 30, 2026 as compared to net loss as a % of net sales of 11.6% for the prior year period. The primary driver of the period over period increase is the deferred tax expense from the recording of additional state valuation allowances in the US, lower average selling prices of zircon and higher interest expense partially offset by an increase in sales volumes of TiO2 and Zircon and a decrease in restructuring expense. Adjusted EBITDA as a percentage of net sales was 8.4% for the three months ended June 30, 2026 as compared to 12.7% for the prior year primarily due to the lower gross margin as a result of decreases in average selling prices of zircon and higher lower of cost or market and idle facility charges partially offset by an increase in TiO2 and zircon sales volumes as discussed above.
Six Months Ended June 30, 2026 compared to the Six Months Ended June 30, 2025

	Six Months Ended June 30,
	2026	2025	Variance
Net sales	$1,628	$1,469	$159
Cost of goods sold	1,529	1,291	238
Gross profit	99	178	(79)
Gross Margin	6.1%	12.1%	(6.0) pts

Restructuring and other charges	18	128	(110)
Selling, general and administrative expenses	143	146	(3)
Loss from operations	(62)	(96)	34
Interest expense	(109)	(87)	(22)
Interest income	2	3	(1)
Other income (expense), net	(2)	(7)	5
Loss before income taxes	(171)	(187)	16
Income tax provision	(106)	(9)	(97)
Net loss	$(277)	$(196)	$(81)

Effective tax rate	(62)%	(5)%

EBITDA (1)	$87	$42	$45
Adjusted EBITDA (1)	$135	$205	$(70)
Net loss as a % of Net Sales (1)	(17.0)%	(13.3)%	(3.7) pts
Adjusted EBITDA as % of Net Sales (1)	8.3%	14.0%	(5.7) pts
_______________
(1)EBITDA, Adjusted EBITDA and Adjusted EBITDA as % of Net Sales are Non-U.S. GAAP financial measures. Please refer to the “Non-U.S. GAAP Financial Measures” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of these measures and a reconciliation of these measures to Net loss.
Net sales of $1,628 million for the six months ended June 30, 2026 increased by 11% compared to $1,469 million for the same period in 2025. The increase is primarily due to increases in sales volumes of both TiO2 and zircon.

Net sales by type of product for the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended June 30,
	2026	2025	Variance	Percentage
TiO2	$1,316	$1,171	$145	12%
Zircon	186	137	49	36%
Other products	126	161	(35)	(22)%
Total net sales	$1,628	$1,469	$159	11%
For the six months ended June 30, 2026, TiO2 revenue was higher by 12% or $145 million compared to the prior year period. TiO2 revenue increased primarily due to an increase of $137 million in sales volumes partially offset by a decrease of $22 million in average selling prices, including mix. Foreign currency positively impacted TiO2 revenues by $30 million. Zircon revenue increased $49 million primarily due to an 59% increase in sales volumes partially offset by a 23% decrease in average selling prices, including mix. Other products revenue decreased $35 million primarily due to a decrease in sales volumes of pig iron.

Gross margin of $99 million was 6.1% of net sales compared to 12.1% of net sales in the year-ago period. The decrease in gross margin is primarily due to:
•the unfavorable impact of 3 points primarily due to a decrease in TiO2 and Zircon selling prices,
•the net unfavorable impact of 2 points due to higher idle facility and lower of costs or net realizable value charges partially offset by lower cost structures, and
•the unfavorable impact of 3 points due to changes in foreign currency exchanges rates, primarily as a result of the South African Rand and Australian dollar, partially offset by
•the favorable impact of 2 points due to increased volumes TiO2 and Zircon.

Restructuring and other charges of $18 million for the six months ended June 30, 2026 was related to both the Botlek and Fuzhou plant closures. Refer to Note 2 in notes to condensed consolidated financial statements for further details.
Selling, general and administrative expenses decreased by $3 million or 2% during the six months ended June 30, 2026 compared to the same period of the prior year primarily driven by a $7 million decrease in amortization expense due to certain intangible assets which have been fully amortized and a $7 million decrease in professional services partially offset by an $8 million increase in employee costs. The remaining amount was driven by other individually immaterial amounts.
Loss from operations for the six months ended June 30, 2026 was $62 million compared to $96 million in the prior year period. The decrease of $34 million was primarily due to higher sales volumes, lower restructuring and other charges and lower SG&A expenses partially offset by lower selling prices of TiO2 and Zircon.
Interest expense for the six months ended June 30, 2026 increased by $22 million compared to the same period of 2025 primarily due to the increase in the outstanding long-term debt balances period over period.
Interest income was $2 million for the six months ended June 30, 2026 compared to $3 million in the prior year period which is primarily due to the overall decrease in cash balances year over year.
Other (expense) income, net for the six months ended June 30, 2026 primarily consisted of the $20 million gain on sale of Fuzhou (refer to Note 2 in notes to condensed consolidated financial statements for further details) partially offset by approximately $14 million of net realized and unrealized foreign currency losses, $7 million of fees associated with the utilization of the Securitization Facility and $2 million of pension expense due to pension related interest costs and amortization of actuarial gains/losses offset by expected return on plan assets. The remaining amount is driven by other individually immaterial amounts.
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

The effective tax rate was (62)% and (5)% for the six months ended June 30, 2026 and 2025, respectively. The effective tax rates for the six months ended June 30, 2026 and 2025 are impacted by a variety of factors including income and losses in jurisdictions with valuation allowances, non-taxable income and expense items, prior year accruals, and our jurisdictional mix of income at tax rates different than the U.K. statutory rate. The effective tax rate for the six months June 30, 2026 was significantly impacted by the $103 million deferred tax expense from the recording of additional state valuation allowances in the US.

Net loss as a % of net sales was 17.0% for the six months ended June 30, 2026 as compared to net loss as a % of net sales of 13.3% for the prior year period. The primary driver of the period over period increase is the deferred tax expense from the recording of additional state valuation allowances in the US, lower gross margin and the increase in interest expense partially offset by the lower restructuring and other charges during the current period and a decrease in SG&A expenses. Adjusted EBITDA as a percentage of net sales was 8.3% for the six months ended June 30, 2026, a decrease of 5.7 points from 14.0% in the prior year. The lower gross margin was the primary driver of the year-over-year decrease in Adjusted EBITDA percentage.
Other Comprehensive Income (Loss)
Other comprehensive income was $47 million in the three months ended June 30, 2026 as compared to other comprehensive income of $75 million in the three months ended June 30, 2025. The change is primarily due to lower favorable foreign currency translation adjustments of $35 million in the three months ended June 30, 2026 as compared to favorable foreign currency translation adjustments of $68 million in the prior year period. The three months ended June 30, 2026 was also impacted by a higher net gain on derivative instruments of $12 million as compared to a net gain on derivative instruments of $6 million in the prior year period.
Other comprehensive income was $25 million in the six months ended June 30, 2026 as compared to other comprehensive income of $115 million in the six months ended June 30, 2025. The change is primarily due to lower favorable foreign currency translation adjustments of $9 million in the six months ended June 30, 2026 as compared to the favorable foreign currency translation adjustments of $119 million in the prior year period. The six months ended June 30, 2026 was also impacted by a net gain on derivative instruments of $17 million as compared to a net loss on derivative instruments of $5 million in the prior year period.
Liquidity and Capital Resources
The following table presents our liquidity as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(Millions of U.S. dollars)
Cash and cash equivalents	$194	$199
Available under the Cash Flow Revolver	323	332
Available under the RMB Credit Facility	6	72
Available under the Emirates Revolver[1]	—	67
Available under the Bank Itau Facility	4	4
Total	$527	$674
(1) The Emirates Revolver was not renewed upon its expiration in June 2026.
During July 2026, the Company made total repayments of R300 million (approximately $18 million at the June 30, 2026 exchange rate) on the RMB Credit Facility.
SEB Credit Facility
In July 2026, our KSA subsidiary entered into a short-term working capital facility with Saudi Export Import Bank ("SEB Credit Facility") for an amount up to SAR 50 million (approximately $13 million). The maturity date under the facility is

April 30, 2027. The SEB Credit Facility bears interest at a fixed rate of 5.63% on outstanding balances. In August 2026, we drew down the full amount of SAR 50 million (approximately $13 million) on the facility.
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
Working capital (calculated as current assets less current liabilities) was $1.3 billion at both June 30, 2026 and December 31, 2025.
As of June 30, 2026, the non-guarantor subsidiaries of our Senior Notes due 2029 and Senior Secured Notes due 2030 represented approximately 17% of our total consolidated liabilities and approximately 46% of our total consolidated assets. For the three and six months ended June 30, 2026, the non-guarantor subsidiaries of our Senior Notes due 2029 and Senior Secured Notes due 2030 represented approximately 49% and 48%, respectively, of our total consolidated net sales. For the three and six months ended June 30, 2026, the non-guarantor subsidiaries of our Senior Notes due 2029 and Senior Secured Notes due 2030 represented approximately 48% and 54%, respectively, of our consolidated EBITDA (as such term is defined in the respective indenture). In addition, as of June 30, 2026, our non-guarantor subsidiaries had $824 million of total consolidated liabilities (including trade payables but excluding intercompany liabilities), all of which would have been structurally senior to the Senior Notes due 2029 and Senior Secured Notes due 2030.
At June 30, 2026, we had outstanding letters of credit and bank guarantees of $163 million. See Note 17 of notes to unaudited condensed consolidated financial statements.
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
During the three months ended June 30, 2026, our credit rating with Moody’s changed to B3 negative outlook from B2 negative outlook and our credit rating with Standard & Poor's also changed to CCC+ positive outlook from CCC+ negative outlook.
Cash and Cash Equivalents
We consider all investments with original maturities of three months or less to be cash equivalents. As of June 30, 2026, our cash and cash equivalents were invested in money market funds and we also receive earnings credits for some balances left in our bank operating accounts. We maintain cash and cash equivalents in bank deposit and money market accounts that may exceed federally insured limits. The financial institutions where our cash and cash equivalents are held are highly rated and geographically dispersed, and we have a policy to limit the amount of credit exposure with any one institution. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk.
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

Repatriation of Cash
At June 30, 2026, we held $194 million in cash and cash equivalents in these respective jurisdictions: $81 million in the United States, $43 million in Australia, $14 million in Europe, $16 million in Brazil, $16 million in South Africa, $17 million in Saudi Arabia, and $7 million in China and other Asia countries. Our credit facilities limit transfers of funds from subsidiaries in the United States to certain foreign subsidiaries.
At June 30, 2026, Tronox Holdings plc had foreign subsidiaries with undistributed earnings. Although we would not be subject to income tax on these earnings, we have asserted that amounts in specific jurisdictions are indefinitely reinvested outside of the parent's taxing jurisdictions. These amounts could be subject to withholding tax if distributed, but the Company has made no provision for tax related to these undistributed earnings. The Company has removed its assertion that earnings in China are indefinitely reinvested, and the withholding tax accruals for potential repatriations from that jurisdiction are now reflected in the effective tax rate.
Stock Repurchases
On February 21, 2024, in connection with the expiration in February 2024 of the Company's previous share repurchase program, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's stock through February 21, 2027. During the six months ended June 30, 2026, we made no repurchases of the Company's stock.
Cash Dividends on Ordinary Shares
On July 29, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share payable on October 9, 2026 to shareholders of record at the close of business on August 10, 2026.
Inventory Financing Arrangement

On July 29, 2025, we entered into an inventory financing arrangement whereby we agree with our counterparty to sell certain inventory, with short payment terms, and subsequently we repurchase such inventory at an agreed upon price with terms not to exceed 360 days. The agreed upon repurchase price is generally calculated as the original sale price plus financing charges and a nominal spread. In January 2026, we repaid in cash our payable due to the counterparty and shortly thereafter, we entered into a new inventory financing arrangement on terms similar to those referenced above. The amount financed in this new transaction remains at $50 million. As of both June 30, 2026 and December 31, 2025, we had financed inventory of $50 million, which is included in "Obligations under inventory financing arrangements" and related accrued interest of $1 million and $2 million, respectively, which is included in “Accrued Liabilities” on the Condensed Consolidated Balance Sheets. We have $1 million and $2 million for the three and six months ended June 30, 2026, respectively, of financing charges that were recorded within “Interest Expense” on the Condensed Consolidated Statement of Operations.

In July 2026, we repaid in cash our payable due to the counterparty and shortly thereafter, we entered into a new inventory financing arrangement on terms similar to those referenced above. The amount financed in this new transaction was $49 million.

Sale and Leaseback Arrangement

In June 2026 we entered into a sale and leaseback transaction in which we sold certain machinery and equipment to a third-party for $75 million in cash. The transaction did not meet the sale requirements under ASC 842 and therefore the transaction is accounted for as a financing obligation. Monthly rent payments made over the seven-year term are allocated between interest expense and principal repayment of the financial liability. As of June 30, 2026, the short-term and long-term obligations of the sale and leaseback transaction are $9 million and $66 million, respectively, and are recorded within "Accrued liabilities" and "Other long-term liabilities", respectively, on the unaudited Condensed Consolidated Balance Sheet.

Debt Obligations
At June 30, 2026 and December 31, 2025, our short-term debt and long-term debt, net of unamortized discount and debt issuance costs was $3.2 billion and $3.2 billion, respectively. At June 30, 2026 and December 31, 2025, our net debt (the excess of our debt over cash and cash equivalents) was $3.0 billion and $3.0 billion, respectively.
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
Cash Flows
The following table presents cash flow for the periods indicated:

	Six Months Ended June 30,
	2026	2025
	(Millions of U.S. dollars)
Cash provided by (used in) operating activities	$37	$(4)
Cash used in investing activities	(97)	(176)
Cash provided by financing activities	57	156
Effects of exchange rate changes on cash and cash equivalents and restricted cash	(2)	5
Net decrease in cash and cash equivalents and restricted cash	$(5)	$(19)
Cash Flows provided by (used in) Operating Activities — Cash provided by operating activities of $37 million is primarily driven by $24 million of net loss adjusted for non-cash items and a net cash inflow of $13 million related to changes in assets and liabilities. The following table provides our net cash provided by (used in) operating activities for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
	(Millions of U.S. dollars)
Net loss	$(277)	$(196)
Adjustments for non-cash items	301	323
Income related cash generation	24	127
Net change in assets and liabilities	13	(131)
Cash provided by (used in) operating activities	$37	$(4)
Net cash provided by operating activities increased by $41 million year-over-year from $4 million cash used in operating activities in the prior year to $37 million of cash provided by operating activities during the current year. This increase was primarily due to an increase in cash provided by net assets and liabilities. The higher cash provided by working capital was primarily driven by an increase in cash provided by inventories of $267 million partially offset by an increase in use of cash for accounts payable and accrued liabilities of $61 million, an increase in the cash used related to accounts receivable of $55 million and a decrease in the cash provided by prepaids and other assets of $8 million.
Cash Flows used in Investing Activities — Net cash used in investing activities for the six months ended June 30, 2026 was $97 million as compared to $176 million for the same period in 2025 primarily due to lower capital expenditures of $112 million during the current year as compared to $193 million in the prior year partially offset by $15 million of cash received primarily for the disposition of Fuzhou, (see note 2 in notes to condensed consolidated financial statements for further details).
Cash Flows provided by Financing Activities — Net cash provided by financing activities during the six months ended June 30, 2026 was $57 million as compared to cash provided by financing activities of $156 million for the six months ended June 30, 2025. The six months ended June 30, 2026 was primarily comprised of net proceeds from short-term debt of $17 million and proceeds of $75 million from the sale and leaseback transaction partially offset by repayments of long-term debt of $16 million and dividend payments of $16 million. The six months ended June 30, 2025 was primarily comprised of net proceeds from short-term debt of $192 million partially offset by repayments of long-term debt of $14 million and dividend payments of $20 million.
Contractual Obligations
The following table sets forth information relating to our contractual obligations as of June 30, 2026:

	Contractual Obligation Payments Due by Year (3)(4)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of U.S. dollars)
Long-term debt, net and lease financing (including interest) (1)	$4,102	$323	$1,160	$1,716	$903
Purchase obligations (2)	3,379	350	434	297	2,298
Operating leases	302	38	67	54	143
Asset retirement obligations and environmental liabilities(5)	525	30	67	97	331
Total	$8,308	$741	$1,728	$2,164	$3,675
__________________
(1)We calculated the 2024-B Term Loan Facility interest at a SOFR plus a margin of 2.50%, the 2024 Term Loan Facility at a SOFR plus a margin of 2.25%, and the RMB Term Loan at a JIBAR plus a margin of 2.35%. See Note 13 of notes to our unaudited condensed consolidated financial statements for further details, including the maturity date of the Company's 9.125% Senior Secured Notes due 2030. Lease financing includes obligations associated with finance leases and the sale and leaseback transaction as further discussed in Note 7 to the notes to the condensed consolidated financial statements.
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

The following table reconciles net loss to EBITDA and Adjusted EBITDA, Adjusted EBITDA as a % of net sales for the periods presented and Net Debt to Trailing Twelve Months Adjusted EBITDA as of June 30, 2026 and December 31, 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Millions of U.S. dollars)
Net loss (U.S. GAAP)	$(173)	$(85)	$(277)	$(196)
Interest expense	56	45	109	87
Interest income	—	(1)	(2)	(3)
Income tax provision	106	4	106	9
Depreciation, depletion and amortization expense	76	74	151	145
EBITDA (non-U.S. GAAP)	65	37	87	42
Gain on sale of Fuzhou (a)	(20)	—	(20)	—
Share-based compensation (b)	5	4	11	9

Accretion expense and other adjustments to asset retirement obligations and environmental liabilities (c)	6	7	10	14
Accounts receivable securitization program (d)	4	3	7	7
Foreign currency remeasurement (e)	7	(2)	14	(1)
Restructuring and other charges (f)	4	42	18	128
Other items (g)	2	2	8	6
Adjusted EBITDA (non-U.S. GAAP)	$73	$93	$135	$205

	Three Months Ended June 30,
	2026	2025
Net sales	$868	$731
Net loss (U.S. GAAP)	(173)	(85)
Net loss (U.S. GAAP) as a % of Net sales	(19.9)%	(11.6)%
Adjusted EBITDA (non-U.S. GAAP) (see above) as a % of Net sales	8.4%	12.7%

	June 30, 2026	December 31, 2025
Long-term debt, net	$3,123	$3,132
Short-term debt	68	51
Long-term debt due within one year	39	39
(Less) Cash and cash equivalents	(194)	(199)
Net debt (1)	$3,036	$3,023
Trailing-twelve month Adjusted EBITDA (non-U.S. GAAP)	266	336
Net debt to trailing-twelve month Adjusted EBITDA (non-U.S. GAAP) (see above)	11.4x	9.0x

(a) Represents the gain on the sale of Fuzhou.
(b) Represents non-cash share-based compensation. See Note 19 of notes to unaudited condensed consolidated financial statements.
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
(f) Represents restructuring and other charges associated with the Botlek and Fuzhou plant closures. Refer to Note 2 to notes to unaudited condensed consolidated financial statements for further details.

(g) Includes noncash pension and postretirement costs, asset write-offs and other items included in “Selling general and administrative expenses”, “Cost of goods sold” and “Other income (expense), net” in the unaudited Condensed Consolidated Statements of Operations.
(1) Net debt calculation excludes our other financing arrangements discussed in Note 7 of notes to the condensed consolidated financial statements.
The following table reconciles trailing twelve month net loss to EBITDA and Adjusted EBITDA as of June 30, 2026:

	Three Months Ended				Trailing Twelve Month Adjusted EBITDA
	September 30, 2025	December 31, 2025	March 31, 2026	June 30, 2026

Net loss (U.S. GAAP)	$(100)	$(177)	$(104)	$(173)	$(554)
Interest expense	48	54	53	56	211
Interest income	(1)	(2)	(2)	—	(5)
Income tax provision (benefit)	8	(2)	—	106	112
Depreciation, depletion and amortization expense	75	82	75	76	308
EBITDA (non-U.S. GAAP)	30	(45)	22	65	72
Gain on sale of Fuzhou (a)	—	—	—	(20)	(20)
Share-based compensation (b)	5	6	6	5	22
Foreign currency remeasurement (c)	—	7	7	7	21
Accretion expense and other adjustments to asset retirement obligations and environmental liabilities (d)	6	(11)	4	6	5
Accounts receivable securitization program (e)	3	3	3	4	13
Restructuring and other charges (f)	25	79	14	4	122
Other items (g)	5	18	6	2	31
Adjusted EBITDA (non-U.S. GAAP)	$74	$57	$62	$73	$266

(a) Represents the gain on the sale of Fuzhou.
(b) Represents non-cash share-based compensation.
(c) Represents realized and unrealized gains and losses associated with foreign currency remeasurement related to third-party and intercompany receivables and liabilities denominated in a currency other than the functional currency of the entity holding them, which are included in “Other income (expense), net” in the unaudited Condensed Consolidated Statements of Operations.
(d) Primarily represents accretion expense and other noncash adjustments to asset retirement obligations and environmental liabilities.
(e) Primarily represents expenses associated with the Company's accounts receivable securitization program which is used as a source of liquidity in the Company's overall capital structure.
(f) Represents restructuring and other charges associated with the Botlek and Fuzhou plant closures.
(g) Includes noncash pension and postretirement costs, asset write-offs, severance expense and other items included in “Selling general and administrative expenses”, “Cost of goods sold” and “Other income (expense), net” in the unaudited Condensed Consolidated Statements of Operations.
The following table reconciles Net loss attributable to Tronox to Adjusted net loss attributable to Tronox for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Millions of U.S. dollars)		(Millions of U.S. dollars)
Net loss attributable to Tronox Holdings plc (U.S. GAAP)	$(171)	$(84)	$(274)	$(195)
Gain on sale of Fuzhou (a)	(20)	—	(20)	—
Restructuring and other charges (b)	4	38	18	124
Tax valuation allowance (c)	103	—	103	—
Other (d)	2	1	3	2
Adjusted net loss attributable to Tronox Holdings plc (non-U.S. GAAP)	$(82)	$(45)	$(170)	$(69)

Diluted net loss per share (U.S. GAAP)	$(1.07)	$(0.53)	$(1.72)	$(1.23)
Gain on sale of Fuzhou, per share	(0.13)	—	(0.13)	—
Restructuring and other charges, per share	0.03	0.24	0.12	0.78
Tax valuation allowance, per share	0.65	—	0.65	—
Other, per share	0.01	0.01	0.01	0.01
Diluted adjusted net loss per share attributable to Tronox Holdings plc (non-U.S. GAAP) (1)	$(0.51)	$(0.28)	$(1.07)	$(0.44)

Weighted average shares outstanding, diluted (in thousands)	159,841	158,561	159,444	158,358

(a) Represents the gain on the sale of Fuzhou.
(b) Represents restructuring and other charges associated with the Botlek and Fuzhou plant closures.
(c) Represents the establishment of a valuation allowance against certain state deferred tax assets within our US jurisdiction.
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
Credit Risk
Credit risk is the risk that a borrower or a counterparty will fail to meet their obligations. A significant portion of our liquidity is concentrated in trade accounts receivable that arise from sales of our products to customers. In the case of TiO2, the high level of industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions. We have significant exposure to credit risk in industries that are affected by cyclical economic fluctuations. We perform ongoing credit evaluations of our customers from time to time, as deemed appropriate, to mitigate credit risk but generally do not require collateral. Our contracts typically enable us to tighten credit terms if we perceive additional credit risk; however, historic losses due to write offs of bad debt have been insignificant. In addition, due to our international operations, we are subject to potential trade restrictions and sovereign risk in certain countries in which we operate. We maintain allowances for potential credit losses based on specific customer review and current financial conditions. During the six months ended June 30, 2026 and 2025, our ten largest third-party customers represented 36% and 38%, respectively, of our consolidated net sales. During the six months ended June 30, 2026 and 2025, no single customer accounted for 10% of our consolidated net sales.
Interest Rate Risk
Interest rate risk arises from the possibility that changes in interest rates will impact our financial results. We are exposed to interest rate risk on our floating rate debt, the 2024 Term Loan Facility, the 2024-B Term Loan Facility, RMB Term Loan Facility and the Cash Flow Revolver, RMB Revolving Credit Facility, and Emirates Revolver balances. Using a sensitivity analysis as of June 30, 2026, a hypothetical 1% increase in interest rates would result in a net decrease to pre-tax income of approximately $9 million on an annualized basis. This is due to the fact that earnings on our floating rate financial assets of $89 million at June 30, 2026 would increase by the full 1%, partially offsetting the impact of a 1% increase in interest expense on our floating rate debt of approximately $801 million.
As of June 30, 2026, the Company maintains a total of $950 million of interest rate swaps (with $450 million maturing in March 2028 and $500 million maturing in September 2031) with the objective in using the interest-rate swap agreements to add stability to interest expense and to manage the Company's exposure to interest rate movements. These interest rate swaps have been designated as cash flow hedges and involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Fair value gains or losses on these cash flow hedges are recorded in accumulated other comprehensive loss and are subsequently reclassified into interest expense in the same periods during which the hedged transactions affect earnings. The Company's objectives in using the interest rate swap agreements are to add stability to interest expense and to manage its exposure to interest rate movements.
At June 30, 2026 and December 31, 2025, the net unrealized gain of $15 million and the net unrealized loss of less than $1 million, respectively, was recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet. For the three and six months ended June 30, 2026, the amounts recorded in interest expense related to the interest-rate swap agreements were less than $1 million and $1 million, respectively, of which less than $1 million and $1 million was reclassified from "Accumulated other comprehensive loss" to interest expense. For the three and six months ended June 30, 2025, the net amounts recorded in interest expense related to the interest-rate swap agreements $2 million and $4 million, respectively.
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
From time to time, we enter into foreign currency contracts used to hedge forecasted third party non-functional currency sales for our South African subsidiaries. From time to time, we enter into foreign currency contracts used to hedge forecasted non-functional currency cost of goods sold and forecasted non-functional currency selling, general and administrative expenses ("SG&A expenses") for our Australian subsidiaries. Historically, we have used a combination of zero-cost collars, put options or forward contracts to reduce the exposure.  These foreign currency contracts are designated as cash flow hedges. Changes to the fair value of these foreign currency contracts are recorded as a component of other comprehensive (loss) income, if these contracts remain highly effective, and are recognized in net sales, costs of goods sold or SG&A expenses in the period in which the forecasted transaction affects earnings or are recognized in other income (expense), netwhen the transactions are no longer probable of occurring. As of June 30, 2026, we had notional amounts of 374 million Australian dollars ($259 million at the June 30, 2026 exchange rate) that expire between July 29, 2026 and December 29, 2026 to reduce the exposure of our Australian subsidiaries’ cost of sales to fluctuations in currency rates. As of June 30, 2026, we had notional amounts of 15 million Australian dollars ($10 million at the June 30, 2026 exchange rate) that expire between July 29, 2026 and December 29, 2026 to reduce the exposure of our Australian subsidiaries’ SG&A expenses to fluctuations in currency rates. As of June 30, 2026, we had notional amounts of 2 billion South African Rand (or approximately $92 million at the June 30, 2026 exchange rate) that expire between July 29, 2026 and December 29, 2026 to reduce the exposure of our South African subsidiaries' third party sales to fluctuations in currency rates. At June 30, 2026, there was a net unrealized gain of $2 million recorded in "Accumulated other comprehensive loss" on the unaudited Condensed Consolidated Balance Sheet, which is expected to be fully recognized in earnings over the next twelve months. At December 31, 2025, there was a net realized gain of $1 million recorded in "Accumulated other comprehensive loss" on the Condensed Consolidated Balance Sheet.
From time to time, we enter into foreign currency contracts for the South African Rand, Australian Dollar, Euro, Pound Sterling, and Saudi Riyal to reduce exposure of our subsidiaries’ balance sheet accounts not denominated in our subsidiaries’ functional currency to fluctuations in foreign currency exchange rates. Historically, we have used forward contracts to reduce the exposure.  For accounting purposes, these foreign currency contracts are not considered hedges. The change in fair value associated with these contracts is recorded in “Other income (expense), net” within the unaudited Condensed Consolidated Statement of Operations and partially offsets the change in value of third party and intercompany-related receivables not denominated in the functional currency of the subsidiary. At June 30, 2026, there was (i) 1 billion South African Rand (or approximately $67 million at the June 30, 2026 exchange rate), (ii) 149 million Australian dollars (or approximately $103 million at the June 30, 2026 exchange rate), (iii) 111 million Pound Sterling (or approximately $147 million at the June 30, 2026 exchange rate), (iv) 37 million Euro (or approximately $42 million at the June 30, 2026 exchange rate), and (v) 163 million Saudi Riyal (or approximately $43 million at the June 30, 2026 exchange rate) of notional amounts of outstanding foreign currency contracts. At December 31, 2025, there was (i) 572 million South African Rand (or approximately $35 million at the June 30, 2026 exchange rate), (ii) 161 million Australian dollars (or approximately $111 million at the June 30, 2026 exchange rate), (iii) 213 million Pound Sterling (or approximately $282 million at the June 30, 2026 exchange rate), (iv) 50 million Euro (or approximately $57 million at the June 30, 2026 exchange rate) and (v) 83 million Saudi Riyal (or approximately $22 million at the June 30, 2026 exchange rate) of notional amounts of outstanding foreign currency contracts.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of Tronox’s management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”), as of June 30, 2026, the end of the period covered by this report. Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date. Tronox’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Tronox in the reports that it files or submits under the Exchange Act is accumulated and communicated to Tronox’s management, including Tronox’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date.
An evaluation of our internal control over financial reporting was also performed to determine whether any changes have occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
We are currently undergoing a multi-year IT-enabled transformation program that includes increased automation of both operational and financial systems, including the global enterprise risk management program, through new and upgraded systems, technology and processes. As part of such transformation program, during the second quarter of 2026, we implemented upgrades to our financial systems and platforms in certain regions. The full implementation is expected to be completed over the next couple of years. As the phased implementation of this system occurs, we expect certain changes to our processes and procedures which, in turn, will result in changes to our internal control over financial reporting.

While we expect this transformation program to strengthen our internal financial controls, management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve.

Other than as discussed above, during the quarter ended June 30, 2026, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table provides information with respect to purchases of our shares of common stock, $0.01 par value per share, during the three months ended June 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs (1)	Approximate Dollar Value That May Yet Be Purchased Under the Program (2)
				$300,000,000
April 1, 2026 through April 30, 2026	—	$—	—	$300,000,000
May 1, 2026 through May 31, 2026	—	$—	—	$300,000,000
June 1, 2026 through June 30, 2026	—	$—	—	$300,000,000
Totals	—	$—	—	$300,000,000
(1) On February 21, 2024, in connection with the expiration in February 2024 of the Company's previous share repurchase program, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's stock through February 21, 2027. During the six months ended June 30, 2026, we made no repurchases of the Company's stock.
(2) Amounts reflect the remaining dollar value of shares that may be purchased under the stock repurchase program described above.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) had any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) under the Exchange Act for any "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K.

Item 6.    Exhibits

Exhibit No.
31.1	Rule 13a-14(a) Certification of John Romano. (furnished herewith)

31.2	Rule 13a-14(a) Certification of D. John Srivisal. (furnished herewith)

32.1	Section 1350 Certification for John Romano. (furnished herewith)

32.2	Section 1350 Certification for D. John Srivisal. (furnished herewith)

101
The following financial statements from Tronox Holdings plc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (furnished herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema Document. (furnished herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (furnished herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. (furnished herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. (furnished herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (furnished herewith)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2026, which has been formatted in Inline XBRL and contained in Exhibit 101.
_______________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:
August 6, 2026

TRONOX HOLDINGS PLC (Registrant)

By:	/s/ D. John Srivisal
Name:	D. John Srivisal
Title:	Senior Vice President, Chief Financial Officer

By:	/s/ Jonathan P. Flood
Name:	Jonathan P. Flood
Title:	Vice President, Controller and Principal Accounting Officer